Form 10-Q
period 1995-03-31
RLI CORP
filed 1995-05-12
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              March 31, 1995
                           -------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ---------------

     Commission File Number:        0-6612
                             -----------------------------------------

                                   RLI Corp.
     -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                ILLINOIS                              37-0889946
     -----------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

      9025 North Lindbergh Drive, Peoria, IL              61615
     -----------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                            (309) 692-1000
     -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  [X]       No [ ]
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of May 10, 1995 the number of shares outstanding of the registrant's Common Stock was 6,028,892.

            Exhibit index is located on page 13 of this document

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                                 Ended March 31,

                                               1994           1995
                                           -----------     -----------
Net premiums earned                         $21,949,965    $35,562,960
RLI Professional Tech. revenue                3,637,156      3,809,384
Net investment income                         4,696,248      5,400,021
Net realized investment gains (losses)           11,634        (29,391)
                                            -----------    -----------
                                            $30,295,003    $44,742,974
                                            -----------    -----------
Losses and settlement expenses              $36,770,677    $16,052,261
Policy acquisition costs                      8,164,814     12,922,619
Insurance operating expenses                  3,725,836      3,588,199
RLI Professional Tech. operating expenses     3,545,125      3,596,818
Interest expense on debt                        864,526        843,144
General corporate expenses                    1,068,671        693,750
                                            -----------    -----------
                                            $54,139,649    $37,696,791
                                            -----------    -----------
Earnings (loss) before income taxes         (23,844,646)     7,046,183
Income tax expense (benefit)                 (8,878,564)     1,829,275
                                            -----------    -----------
Net earnings (loss)                        ($14,966,082)    $5,216,908
                                           ============   ============
Net earnings (loss) per share:

  Primary                                        ($2.52)         $0.87
  Fully diluted                                  ($2.52)         $0.76

Weighted average number of
common shares outstanding

  Primary                                     5,930,481      6,028,892
  Fully diluted                               5,930,481      7,444,277

Cash dividends declared per common share          $0.14          $0.15




The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                 (Unaudited)
                                                  December 31,     March 31,
ASSETS                                                 1994          1995
Investments                                        -----------   -----------
  Fixed maturities
     Held-to-maturity, at amortized cost          $246,796,658  $250,718,207
     Available-for-sale, at fair value              13,338,669    11,650,672
  Equity securities, at fair value                 104,067,362   128,356,893
  Short-term investments, at cost which
     approximates fair value                        52,329,819    16,239,304
                                                   -----------   -----------
  Total investments                                416,532,508   406,965,076
Cash                                                 8,534,232     6,471,940
Accrued investment income                            5,166,083     4,891,967
Premiums and reinsurance balances receivable        26,082,932    43,994,400
Ceded unearned premium                              40,978,088    43,509,444
Reinsurance balances recoverable on unpaid losses  199,736,796   196,162,935
Deferred policy acquisition costs                   19,208,212    16,705,978
Property and equipment                              14,905,884    14,414,071
Income taxes  - current                              3,424,698     1,593,370
Income taxes  - deferred                             6,801,829     4,014,629
Other assets                                        10,929,872     9,226,563
                                                   -----------   -----------
             TOTAL ASSETS                         $752,301,134  $747,950,373
                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $394,966,040  $393,501,487
   Unearned premiums                               119,817,542   113,204,863
   Reinsurance balances payable                     39,859,746    37,588,051
   Long-term debt:
     Convertible debentures                         46,000,000    46,000,000
     Industrial development bonds                    6,255,000     6,255,000
   Other liabilities                                15,805,333    12,328,362
                                                   -----------   -----------
             TOTAL LIABILITIES                     622,703,661   608,877,763
                                                   -----------   -----------
Shareholders' Equity:
  Common stock  (6,512,105 shares
                 issued and outstanding)             6,512,105     6,512,105
  Other shareholders' equity                       126,486,117   135,961,254
  Less: Treasury shares at cost
        (483,213 - 12/31/94; 483,213 - 3/31/95)     (3,400,749)   (3,400,749)
                                                   -----------   -----------
             TOTAL SHAREHOLDERS' EQUITY            129,597,473   139,072,610
                                                   -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $752,301,134  $747,950,373
                                                  ============  ============

The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Three-Month Period
                                                       Ended March 31,
                                                 --------------------------
                                                      1994           1995
                                                 ------------   ------------
Net cash used in operating activities            ($21,720,301)  ($18,045,559)

Cash Flows from Investing Activities
  Investments purchased                           (21,483,665)   (27,749,451)
  Investments sold or matured                       9,308,436      8,975,000
  Net decrease in short-term investments           32,442,053     36,090,515
  Net property and equipment purchased               (910,984)      (428,463)
                                                  ------------   ------------
Net cash provided by investing activities          19,355,840     16,887,601
                                                  ------------   ------------


Cash Flows from Financing Activities

  Cash dividends paid                                (828,532)     (904,334)
  Treasury shares reissued                            727,651             0
                                                  ------------  ------------
Net cash used in financing activities                (100,881)     (904,334)
                                                  ------------  ------------
Net decrease in cash                               (2,465,342)   (2,062,292)
                                                 ------------  ------------
Cash at the beginning of the year                   9,246,768     8,534,232
                                                 ------------  ------------
Cash as of March 31                               $ 6,781,426   $ 6,471,940
                                                 ============  ============





The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 annual report filed with the Securities and Exchange Commission. The financial information included herein other than the condensed consolidated balance sheet as of December 31, 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1994 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1994.

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 1994 and 1995 are not necessarily indicative of the results of a full year.

    Primary earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.

    Fully diluted earnings per share calculations are based on the weighted average number of shares of common stock outstanding for the period, assuming full conversion of all Convertible Debentures into common stock. Net earnings are adjusted for purposes of this calculation to eliminate interest and amortization of debt issuance costs on the Convertible Debentures net of related taxes. When the conversion of Convertible Debentures increases the earnings per share or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, the fully diluted net earnings or net loss per share is computed assuming no conversion of the Convertible Debentures.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1994 10-K Annual Report.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 1994 and 1995.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1994                                      -------    --------    ------
    RLI Insurance Group                      $ 21,950   ($26,712)  $758,661
    RLI Professional Technologies               3,637         92      7,370
    Net investment income                       4,696      4,696
    Net realized investment gains                  12         12
    General corporate & interest expense            0    ( 1,933)    11,871
                                             --------   ---------  --------
    Consolidated                             $ 30,295   ($23,845)  $777,902
                                             ========   =========  ========
    1995
     RLI Insurance Group                      $35,563    $ 3,000   $724,880
     RLI Professional Technologies              3,809        212      9,683
     Net investment income                      5,400      5,400
     Net realized investment losses               (29)       (29)
     General corporate & interest expense           -     (1,537)    13,387
                                             ---------  ---------  --------
     Consolidated                            $ 44,743    $ 7,046   $747,950
                                             =========  =========  ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites specialty property and casualty insurance and provides a wide range of services and products to the ophthalmic industry.

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 80% of the Company's total revenue for the three months ended March 31, 1995.


THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31,
1994

Consolidated gross sales, which consists of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $71.9 million for the first three months of 1995, up 3.3% over the same period in 1994. The increase was due primarily to a 15% rise in net investment income. The insurance and ophthalmic segments also posted increased gross sales of 2% and 6% respectively. Consolidated revenue for the first three months of 1995 increased $14.4 million (47.7%) from the same period in 1994. Net premiums earned in the first quarter of 1995 soared upward 62% over the first quarter of 1994. Net premiums earned in the first quarter of 1994 were reduced by $13.3 million of reinsurance reinstatement premiums.

The net after-tax earnings for the first three months of 1995 totaled $5.2 million, $.87 per share, compared to a net loss of ($15.0) million, ($2.52) per share, for the same period in 1994. The increase in net earnings is attributable to improved underwriting results and net investment income in the first quarter of 1995. In the first quarter of 1994, the effects of the Northridge Earthquake reduced earnings after tax by $20.2 million or $3.40 per share.

RLI INSURANCE GROUP

Gross premiums written for the first quarter of 1995 increased to $62.7 million, a 2.3% increase over the first quarter of 1994. Gross premium writings on casualty and other non-property business during the first quarter of 1995 improved 22% over 1994 first quarter levels. Partially offsetting this increase was a 20% reduction in 1995 first quarter gross property premium writings. Rates on the Company's DIC (Difference in Conditions) book of business have improved by over 40% since the end of 1993. However, the Company has recorded lower gross premium writings in 1995 as a result of efforts to reduce the Company's catastrophe exposure by reducing policy limits, reducing the number of heavily exposed policies and attaching at higher levels on large risks. The Company anticipates that gross premium writings on property business during 1995 will approximate 1994 levels, despite the reduction in exposure.

Net premiums written for first three months of 1995 grew 14% over the same period in 1994. In February 1995, the Company sold its Aviation Underwriting Specialist (AUS) division to AVEMCO Corporation. AVEMCO immediately assumed all of the Groups' aviation business through a reinsurance arrangement between AVEMCO and RLI Insurance Company. The Group ceded its unearned premium reserves on the aviation business as of January 1, 1995 to AVEMCO. This cession resulted in $3.2 million of negative net premiums written on the aviation business in the first quarter of 1995. Compared to the first quarter of 1994, aviation net premium writings were down $5.0 million. First quarter 1994 net premiums written were reduced by an $11.5 million increase in ceded premiums written to reinstate reinsurance coverage on catastrophe treaties affected by the earthquake.

Net premiums earned of $35.6 million in the first quarter of 1995 represented a 62.0% increase from the first quarter of 1994. This is largely the result of the $13.3 million increase in ceded premiums earned to reinstate reinsurance coverage in 1994. Excluding the reinstatement premiums, net premiums earned on property business for the first quarter of 1995 increased 10% over the same period in 1994. Rate increases achieved on property business throughout 1994 continue to enhance earnings, the result of the normal insurance earning patterns. Net premiums earned from casualty and other non-property business in the first quarter of 1995 declined 4% from the same period in 1994. This decline resulted from the sale of AUS and the runoff of contact lens business. First quarter net premiums earned for 1995 were reduced by $2 million as a result of the sale of AUS while net premiums earned on the discontinued contact lens insurance product dropped $1.6 million from 1994 first quarter levels. Partially offsetting these declines were increases in the Directors & Officers (D&O) and Employers Excess Indemnification (EEI) products. Net premiums earned in the first quarter of 1995 from the D&O and EEI products increased 61% and 32%, respectively, from the same period in 1994.

The Group's pretax earnings totaled $3.0 million for the first three months of 1995 compared a pretax loss of ($26.7 million) for the same period in 1994. The combined effects of the earthquake including losses, expenses and the reduction of revenue due to the reinstatement of reinsurance coverages reduced 1994 first quarter pretax earnings by $30.5 million.

The GAAP combined ratio dropped to 91.5 in 1995, down from 221.7 in the first three months of 1994. The loss and settlement expense component of the combined ratio decreased to 45.1 in 1995 from 167.5 for the first three months of 1994. This decrease was primarily the result of earthquake losses in California during January 1994. Net pretax catastrophe losses incurred in the first quarter of 1995 from floods in California totaled $1.9 million compared to $18.6 million of earthquake losses incurred during the same period in 1994. The operating expense component of the combined ratio decreased to 46.4 in 1995 from 54.2 in the first three months of 1994. The expense ratio in first quarter of 1994 increased due to the $13.3 million reduction of net premiums earned related to the reinstatement of reinsurance coverage. First quarter 1995 policy acquisition costs increased $4.8 million over 1994 first quarter levels as a result of increased commissions and other deferred acquisition costs. Commission expenses in the first quarter of 1995 grew $2.1 million over 1994 first quarter levels, which included a $1.3 million reduction in contingent commission expense as a result of the earthquake.


RLI PROFESSIONAL TECHNOLOGIES

RLI Professional Technologies (Protech) revenue during the first three months of 1995 was $3.8 million, 4.7% greater than that attained in 1994. Revenues from Total Lens Care (TLC) and the Practice Automation Software during the first three months of 1995 rose $173,000 and $104,000 respectively over the same period in 1994. Reduced TLC sales incentives and increased license fees for the Practice Automation Software are the main reasons for the increases. These increases were partially offset by a drop in sales for the remaining products, primarily Extended Service programs which have declined in recent years due to reduced market demand.

Net pretax segment earnings for the first quarter of 1995 totaled $212,000, up 130.4% over the first quarter of 1994. The increase is the net result of a 4.7% increase in revenue offset slightly by a 1.5% increase in operating expenses. The rise in operating expenses was due primarily to increased marketing and advertising costs for TLC.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.4 million during the first three months of 1995, an increase of 15% over that reported for the same period in 1994. The increase is the result of two key factors: rising interest rates which began in late February 1994 and continued throughout the year, and the reinvestment of maturing non-taxable securities into higher yielding taxable investments.

Invested assets at March 31, 1995 declined by $9.6 million (2.3%) from December 31, 1994. Short-term investments declined by $36.1 million from December 31, 1994 due primarily to the funding of reinsurance obligations and the first quarter 1995 reinvestment of funds generated from the fourth quarter 1994 sale of equity securities. In addition, the Company recognized realized investment losses of $29,000 in the first quarter of 1995 compared to realized investment gains of $12,000 in the first quarter of 1994.

The Company's fixed income portfolio consisted of all securities rated A or better and over 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 1994 and 1995 are as follows:

                                1994               1995
                                ----               ----
   Taxable                      6.78%              7.04%
   Non-taxable                  5.34%              5.21%

Yields on taxable securities increased in the first quarter of 1995 due to a rise in interest rates during 1994. Available cash flows from operations and funds from maturing securities during 1994 were invested in securities
carrying higher yields.   Yields on non-taxable securities for the first
quarter of 1995 declined from the same period in 1994. Non-taxable securities carrying higher yields matured during 1994 and the Company reinvested these funds in taxable securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $7.9 million in the first three months of 1995 compared to net unrealized losses before tax of $7.8 million for the same period in 1994. Rising interest rates and an overall decline in the stock market during the first three months of 1994 caused the Company to record unrealized losses on its debt and equity holdings. During the first quarter of 1995, the Company's debt and equity securities rebounded as long-term interest rates declined and the stock market flourished. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $24.4 million and $16.5 million at March 31, 1995 and December 31, 1994, respectively.

Interest expense on debt obligations decreased to $843,000 for the first three months of 1995, a $22,000 drop from the same period in 1994. This reduction is due to the December 1, 1994 principal repayment of $745,000 on the City of Peoria industrial development bonds.

INCOME TAXES

The Company's effective tax rate for the first three months 1995 was 26% compared to 37% for the first three months 1994. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1994 and 1995 as a result of the following:

                                            1994                  1995
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%         (8,345,626)   35%      2,466,164    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income          (421,526)    2%       (351,788)   (5%)
  Dividends received deduction        (279,316)    1%       (264,501)   (4%)
  Dividends paid deduction             (63,390)    --        (85,762)   (1%)
  Other items, net                     231,296    (1%)        65,162     --
                                     ----------  ----      ----------   ----
Total tax expense (benefit)         (8,878,564)   37%       1,829,275    26%


The Company has filed with the Internal Revenue Service an application for refund for the 1991, 1992 and 1993 tax years, the result of carrying back the 1994 operating and realized capital losses.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums (operating activities) and investment income and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, sale of convertible debentures, and small, short-term borrowings.

At March 31, 1995 the Company had short-term investments, cash and other investments maturing within one year, of approximately $38.0 million and additional investments of $106.7 million maturing within five years. The Company maintains four major sources of credit from two financial institutions: one $10.0 million committed line of credit that cannot be canceled during its annual term, one $10.0 million line of credit that cannot be canceled during its annual term, yet must be secured if the Company's total shareholders' equity falls below $100.0 million, and two $20.0 million secured lines of credit that cannot be canceled during their annual terms. All lines are unused at May 1, 1995.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months, including settlement of accrued but unpaid costs related to the Northridge Earthquake.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Not Applicable

          (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RLI Corp.


                              /s/Joseph E. Dondanville
                              Joseph E. Dondanville
                              Vice President, Chief Financial Officer
                              (Duly authorized and Principal
                              Financial and Accounting Officer)


Date: May 10, 1995

                       RLI Corp. and Subsidiaries
                           INDEX TO EXHIBITS

Exhibit Number              Item
- --------------          ------------------------------------------------
    27.0                Financial Data Schedule (Electronic Filing Only)