Form 10-Q
period 1995-06-30
RLI CORP
filed 1995-08-11
CIK 84246

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              June 30, 1995
                           -------------------------------------------

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

  As of August 11, 1995 the number of shares outstanding of the registrant's Common Stock was 7,849,434.

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                                 Ended June 30,

                                               1994           1995
                                            (Restated)
                                           -----------     -----------
Net premiums earned                         $36,470,083    $33,226,482
RLI Vision Corp. revenue                      8,668,980      9,011,315
Net investment income                         4,915,558      5,265,829
Net realized investment gains (losses)          (19,630)       136,542
                                            -----------    -----------
                                            $50,034,991    $47,640,168
                                            -----------    -----------
Losses and settlement expenses              $18,871,231    $16,298,650
Policy acquisition costs                     11,835,688     10,168,476
Insurance operating expenses                  3,927,258      3,462,627
RLI Vision Corp. operating expenses           8,253,962      8,642,111
Interest expense on debt                        858,000        843,130
General corporate expenses                      503,576        601,931
                                            -----------    -----------
                                            $44,249,715    $40,016,925
                                            -----------    -----------
Earnings before income taxes                  5,785,276      7,623,243
Income tax expense                            1,249,160      2,143,424
                                            -----------    -----------
Net earnings                                 $4,536,116     $5,479,819
                                           ============   ============
Net earnings per share:

  Primary                                         $0.58          $0.70
  Fully diluted                                   $0.53          $0.62

Weighted average number of
common shares outstanding

  Primary                                     7,764,590      7,849,434
  Fully diluted                               9,533,821      9,618,665

Cash dividends declared per common share          $0.11          $0.13



The accompanying notes are an integral part of the financial statements.

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings(Continued)
                       (Unaudited)

                                           For the Six-Month Period
                                                 Ended June 30,

                                               1994           1995
                                            (Restated)
                                           -----------     -----------
Net premiums earned                         $58,420,048    $68,789,442
RLI Vision Corp. revenue                     16,590,072     17,743,816
Net investment income                         9,611,806     10,665,850
Net realized investment gains (losses)           (7,996)       107,151
                                            -----------    -----------
                                            $84,613,930    $97,306,259
                                            -----------    -----------
Losses and settlement expenses              $55,641,908    $32,350,911
Policy acquisition costs                     20,000,502     23,091,095
Insurance operating expenses                  7,653,093      7,050,826
RLI Vision Corp. operating expenses          16,078,007     16,959,644
Interest expense on debt                      1,722,526      1,686,274
General corporate expenses                    1,572,247      1,295,681
                                            -----------    -----------
                                           $102,668,283    $82,434,431
                                            -----------    -----------
Earnings (loss) before income taxes         (18,054,353)    14,871,828
Income tax expense (benefit)                 (7,634,504)     4,055,078
                                            -----------    -----------
Net earnings (loss)                        ($10,419,849)   $10,816,750
                                           ============   ============
Net earnings (loss) per share:

  Primary                                        ($1.35)         $1.38
  Fully diluted                                  ($1.35)         $1.22

Weighted average number of
common shares outstanding

  Primary                                     7,745,610      7,849,434
  Fully diluted                               7,745,610      9,618,665

Cash dividends declared per common share          $0.22          $0.25





The accompanying notes are an integral part of the financial statements.

                          RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                  December 31,     June 30,
ASSETS                                                 1994          1995
                                                   (Restated)
Investments                                        -----------   -----------
  Fixed maturities
     Held-to-maturity, at amortized cost          $246,796,658  $260,900,898
     Available-for-sale, at fair value              13,338,669    15,156,096
  Equity securities, at fair value                 104,067,362   141,516,646
  Short-term investments, at cost which
     approximates fair value                        52,329,819     6,591,367
                                                   -----------   -----------
  Total investments                                416,532,508   424,165,007
Cash                                                 8,185,806     5,591,746
Accrued investment income                            5,166,083     5,185,170
Premiums and reinsurance balances receivable        26,082,932    48,325,067
Ceded unearned premium                              40,978,088    46,805,051
Reinsurance balances recoverable on unpaid losses  199,736,796   212,333,303
Deferred policy acquisition costs                   19,208,212    16,381,986
Property and equipment                              15,788,526    14,735,157
Income taxes  - current                              3,315,467             0
Income taxes  - deferred                             6,801,829         4,058
Other assets                                        16,006,822    15,334,051
                                                   -----------   -----------
             TOTAL ASSETS                         $757,803,069  $788,860,596
                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $394,966,040  $400,472,745
   Unearned premiums                               119,817,542   119,830,644
   Reinsurance balances payable                     39,859,746    48,307,201
   Long-term debt:
     Convertible debentures                         46,000,000    46,000,000
     Industrial development bonds                    6,255,000     6,255,000
   Other liabilities                                19,734,780    15,925,340
                                                   -----------   -----------
             TOTAL LIABILITIES                     626,633,108   637,913,751
                                                   -----------   -----------
Shareholders' Equity:
  Common stock  (8,453,449 shares issued
                 and outstanding at 6/30/95)         6,762,905     8,453,449
  Other shareholders' equity                       127,807,805   145,894,145
  Less: Treasury shares at cost
        (604,015 shares at 6/30/95)                 (3,400,749)   (3,400,749)
                                                   -----------   -----------
             TOTAL SHAREHOLDERS' EQUITY            131,169,961   150,946,845
                                                   -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $757,803,069  $788,860,596
                                                  ============  ============
The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Six-Month Period
                                                       Ended June 30,
                                                 --------------------------
                                                      1994           1995
                                                  (Restated)
                                                 ------------   ------------
Net cash provided by (used in)
  operating activities                             $6,910,481    ($8,767,202)
                                                 ------------   ------------

Cash Flows from Investing Activities
  Investments purchased                           (44,572,226)   (55,722,553)
  Investments sold or matured                      36,741,787     18,872,715
  Net decrease in short-term investments            3,373,801     45,738,452
  Net property and equipment purchased             (2,632,598)      (786,702)
                                                  ------------   ------------
Net cash provided by (used in)
  investing activities                             (7,089,236)     8,101,912
                                                  ------------   ------------


Cash Flows from Financing Activities

  Cash dividends paid                              (1,670,199)   (1,924,760)
  Fractional shares paid                                    0        (4,010)
  Treasury shares reissued                          1,475,539             0
                                                  ------------  ------------
Net cash used in financing activities                (194,660)   (1,928,770)
                                                  ------------  ------------
Net decrease in cash                                 (373,415)   (2,594,060)
                                                 ------------  ------------
Cash at the beginning of the year                   9,388,516     8,185,806
                                                 ------------  ------------
Cash as of June 30                                $ 9,015,101   $ 5,591,746
                                                 ============  ============






The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1994 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1994.

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month periods ended June 30, 1994 and 1995 are not necessarily indicative of the results of a full year.

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

    1994 per share data has been restated to reflect the 5/4 stock split that occurred on June 21, 1995.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1994 10-K Annual Report.


2. SIGNIFICANT EVENT - On May 4, 1995, RLI Professional Technologies, Inc., a wholly owned subsidiary of RLI Corp., acquired through merger, Target Industries, Inc., a wholesale optical goods distributor located in Cohasset, Massachusetts. As consideration, RLI Corp. issued approximately 250,800 shares of its common stock. The combined enterprise is now doing business under the name of RLI Vision Corp. This business combination has been accounted for as a pooling-of-interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Target Industries, Inc.

    The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                       Three Months         Six Months           Year
                           Ended               Ended              Ended
                        June 30, 1994      June 30, 1994    December 31, 1994
                        -------------      --------------    -----------------
                         (unaudited)        (unaudited)

Net Sales Revenue:

RLI Corp.               $45,132,716          $75,427,719         $171,902,369

Target Industries, Inc.   4,902,275            9,186,211           18,793,195
                        -----------          -----------         ------------

Combined                $50,034,991          $84,613,930         $190,695,564
                         ==========           ==========          ===========




                        Three Months         Six Months           Year
                           Ended               Ended              Ended
                        June 30, 1994      June 30, 1994    December 31, 1994
                        -------------      --------------   -----------------
                         (unaudited)        (unaudited)

Net income (loss):

RLI Corp.               $ 4,507,970         ($10,458,112)       ($5,001,317)

Target Industries, Inc.      28,146               38,623            225,446
                         ----------           ----------        -----------

Combined                $ 4,536,116         ($10,419,849)       ($4,775,871)
                         ==========           ==========        ===========

Prior to the combination, Target Industries, Inc. fiscal year ended June 30. In recording the pooling-of-interests combination, Target Industries, Inc. financial statements for the twelve months ended December 31, 1994 were adjusted to properly reflect a fiscal period ending December 31 and combined with RLI Corp.'s financial statements for the same period.

Additionally, the consolidated balance sheet for the year ended December 31, 1994, has been restated to include the assets, liabilities, and equity of Target Industries, Inc., as required under the pooling-of-interests method. The net increase to RLI Corp.'s December 31, 1994 assets, liabilities, and equity was $5,501,935, $3,929,447, and $1,572,488, respectively, as a result of this merger.

3. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 1994 and 1995.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1994                                      -------    --------    ------
    RLI Insurance Group                      $ 58,420   ($24,875)  $766,934
    RLI Vision Corp.                           16,590        511     14,131
    Net investment income                       9,612      9,612
    Net realized investment gains             (     8)  (      8)
    General corporate & interest expense            0   (  3,295)    12,194
                                             --------   ---------  --------
    Consolidated                             $ 84,614   ($18,055)  $793,259
                                             ========   =========  ========
    1995
     RLI Insurance Group                      $68,789    $ 6,296   $756,294
     RLI Vision Corp.                          17,744        784     16,059
     Net investment income                     10,666     10,666
     Net realized investment gains                107        107
     General corporate & interest expense           -   (  2,982)    16,508
                                             ---------  ---------  --------
     Consolidated                            $ 97,306    $14,871   $788,861
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

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 71% of the Company's total revenue for the six months ended June 30, 1995.


SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

Consolidated gross sales, which consists of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $164.9 million for the first six months of 1995, up 1.3% over the same period in 1994. The increase was due primarily to an 11% rise in net investment income. Gross sales of the insurance group remained relatively flat, posting a .4% increase over 1994 levels, while ophthalmic group sales improved by 3%. Consolidated revenue for the first six months of 1995 increased $12.7 million, or 15%, from the same period in 1994. Net premiums earned in the first six months of 1995 grew 18% over the first six months of 1994. Net premiums earned for the first six months of 1994 were reduced by $13.8 million of reinsurance reinstatement premiums.

The net after-tax earnings for the first six months of 1995 totaled $10.8 million, $1.38 per share, compared to a net loss of $10.4 million, ($1.35) per share, for the same period in 1994. The increase in net earnings is attributable to improved underwriting results and increased net investment income in the first six months of 1995. Through the first six months of 1994, the effects of the Northridge Earthquake reduced earnings after tax by $20.8 million or $2.68 per share.


RLI INSURANCE GROUP

Gross premiums written for the first six months of 1995 totaled $136.3 million, compared to $135.7 million reported for the first six months of 1994. While gross premium writings in total remained relatively flat, gross premium writings on casualty business during the first half of 1995 improved 10%, or $6.5 million, over 1994 levels. Partially offsetting this increase was a 9%, or $6.0 million reduction in 1995 gross property premium writings. Rates on the Company's DIC (Difference in Conditions) book of business have improved 25% over 1994 levels; however, the Company has recorded lower gross property writings in 1995 as a direct result of efforts to reduce the Company's catastrophe exposure. The Company anticipates that gross premium writings on property business during 1995 will approximate 1994 levels, despite the reduction in exposure.

Net premiums written for the first six months of 1995 declined 7% from the same period in 1994. In February 1995, the Company sold its Aviation Underwriting Specialists (AUS) division to AVEMCO Corporation. AVEMCO immediately assumed all of the groups' Aviation business through a reinsurance arrangement between AVEMCO and RLI Insurance Company. The Group ceded its unearned premium reserves on the Aviation business as of January 1, 1995 to AVEMCO. This cession has resulted in $3.7 million of negative net premiums written on the Aviation business in the first half of 1995. Compared to the first half of 1994, Aviation net premium writings are down $9.5 million. Additionally, in 1995, ceded premiums on catastrophe covers increased $5.0 million due to an overall increase in catastrophe reinsurance rates. Lastly, in 1995, ceded premiums on the Company's surplus treaties have increased $7.3 million as a result of efforts to reduce the Company's overall exposure as discussed above. 1994 net premiums written through the first six months were reduced by a $12.0 million increase in ceded premiums written to reinstate reinsurance coverage on catastrophe treaties affected by the earthquake.

Net premiums earned of $68.8 million in the first six months of 1995 represents an 18% increase from the same period in 1994. This increase is largely the result of the $13.8 million increase in ceded premiums earned to reinstate reinsurance coverage in 1994. Excluding the reinstatement premiums, net premiums earned on property business for the first quarter of 1995 increased 4% over the same period in 1994. Rate increases achieved on property business written throughout 1994 continue to impact earnings, the result of the normal insurance earning patterns. Net premiums earned from casualty and other non-property business in the first six months of 1995 declined 9% from the same period in 1994. This decline resulted from the sale of AUS and the runoff of contact lens business. First quarter net premiums earned for 1995 were reduced by $5.6 million as a result of the sale of AUS while net premiums earned on the discontinued contact lens insurance product dropped $2.8 million from 1994 first quarter levels. Partially offsetting these declines were increases in the Directors & Officers (D&O) and Employers Excess Indemnification (EEI) products. Net premiums earned in the first six months of 1995 from the D&O and EEI products increased 44% and 19%, respectively, from the same period in 1994.

The Group's pretax earnings totaled $6.3 million for the first six months of 1995 compared to a pretax loss of $24.9 million for the same period in 1994. The combined effects of the earthquake including losses, expenses, and the reduction of revenue due to the reinstatement of reinsurance coverages reduced 1994 pretax earnings by $31.5 million.

The GAAP combined ratio dropped to 90.8 in 1995, down from 142.5 in the first six months of 1994. The loss and settlement expense component of the combined ratio decreased to 47.0 in 1995 from 95.2 for the first six months of 1994. This decrease was primarily the result of earthquake losses in California during January 1994. Net pretax catastrophe losses incurred in the first six months of 1995 from floods in California and Northridge Earthquake development totaled $5.7 million compared to $18.6 million of earthquake losses incurred during the same period in 1994. The operating expense component of the combined ratio decreased to 43.8 in 1995 from 47.3 in the first six months of 1994. The expense ratio in first six months of 1994 increased due to the $13.8 million reduction of net premiums earned related to the reinstatement of reinsurance coverage. 1995 policy acquisition costs for the first six months increased $3.0 million over 1994 levels. Deferred acquisition costs, a component of this ratio increased $5.1 million while commission expenses in the first six months of 1995 decreased $1.8 million over 1994 levels, primarily as a result of increased ceding commission. 1994 included a $1.3 million reduction in contingent commission expense as a result of the earthquake.

As discussed above, during 1995, the Company has experienced loss development from the 1994 Northridge earthquake. Through the first six months of 1995, $3.8 million of additional development has occurred. The Company has currently exhausted all catastrophe reinsurance available for the 1994 accident-year. As such, any future adverse development that occurs as a result of this event will be absorbed by the Company's earnings and surplus.


RLI VISION CORP.

Consolidated results for RLI Vision Corp., formerly RLI Professional Technologies, have improved to a pretax profit of $784,000 for the six months ended June 30, 1995 from $511,000 for the same period in 1994. Contributing to the improvement in results for 1995 was a 7% increase in sales revenue. This increase was partially offset by a 6% increase in overall operating expenses. The net sales for the Ophthalmic Products, which includes Contact Lens distribution, increased $1.1 million or 9% during the first six months of 1995, compared to the same period in 1994. Net sales from Total Lens Care, the non-insurance replacement to Contact Lens Insurance, recorded an increase of $132,000 or 6% during the first six months 1995, compared to the same period in 1994. This increase resulted from reduced rebates to eyecare practitioners from patient memberships on lenses ordered through the RLI Service Center. Beginning in 1995, rebates were granted on new membership applications only, as opposed to on new and renewal applications issued previously. Also showing an increase in sales was License Fees from the Practice Automation System which recorded an increase of $209,000 or 51%. These increases were offset by a decline in sales for the remaining products, primarily in Extended Services which has shown a steady decline in recent years.

Overall operating expenses, including cost of goods sold, have shown an increase of $901,000 or 6% for the six months 1995 resulting in actual expenses in 1995 of $17.0 million compared to $16.1 million for the same period in 1994. The increase results primarily from an increase of $873,000 or 10% for the cost of goods sold on Ophthalmic Products and increased accounts receivable collection costs. These were partially offset by the segment's continuing efforts with cost containment measures as well as higher costs in 1994 from aggressive marketing and advertising for Total Lens Care.

The results of operations for RLI Vision Corp have been restated for prior periods to include the results of Target Industries, Inc., which was acquired through merger on May 4, 1995. Target Industries Inc., which operates out of Cohasset, Massachusetts, manufactures gas permeable contact lenses, markets soft lenses of all types, provides Rx lab spectacles and frames, and markets solutions and pharmaceuticals to the ophthalmic industry.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $10.7 million during the first six months of 1995, an increase of 11% over that reported for the same period in 1994. The increase is the result of two key factors: rising interest rates which began in late February 1994 and continued throughout the year, and the reinvestment of maturing non-taxable securities into higher yielding taxable investments.

Invested assets at June 30, 1995 increased by $7.6 million, or 1.8%, from December 31, 1994. Short-term investments declined by $45.7 million from December 31, 1994 due primarily to the funding of reinsurance obligations and the first quarter 1995 reinvestment of funds generated from the fourth quarter
1994 sale of equity securities.   In addition, the Company recognized realized
investment gains of $107,000 in the first six months of 1995 compared to realized investment losses of $8,000 in the first six months of 1994.

The Company's fixed income portfolio consisted of all securities rated A or better and 99% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six month periods ended June 30, 1994 and 1995 are as follows:
                                1994               1995
                                ----               ----
   Taxable                      6.69%              6.88%
   Non-taxable                  5.20%              5.05%

Yields on taxable securities increased through the first six months of 1995 due to rising interest rates during 1994. Available cash flows from operations and funds from maturing securities during 1994 were invested in higher yielding taxable securities. Yields on non-taxable securities for the first six months of 1995 declined from the same period in 1994, as maturing, higher yielding non-taxable securities were reinvested in taxable securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $16.8 million in the first six months of 1995 compared to net unrealized losses before tax of $9.2 million for the same period in 1994. Rising interest rates and an overall decline in the stock market during the first six months of 1994 caused the Company to record unrealized losses on its debt and equity holdings. During the first six months of 1995, the Company's debt and equity securities rebounded as long-term interest rates declined and the stock market flourished. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $33.2 million and $16.5 million at June 30, 1995 and December 31, 1994, respectively.

Interest expense on debt obligations decreased to $1,686,000 for the first six months of 1995, a $37,000 drop from the same period in 1994. This reduction is due to the December 1, 1994 principal repayment of $745,000 on the City of Peoria industrial development bonds.


INCOME TAXES

The Company's effective tax rate for the first six months 1995 was 27% compared to 42% for the first six months 1994. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 1994 and 1995 as a result of the following:

                                            1994                  1995
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%         (6,319,024)   35%      5,205,140    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income          (826,670)    4%       (661,897)   (4%)
  Dividends received deduction        (553,196)    3%       (563,848)   (4%)
  Dividends paid deduction            (125,973)    1%       (132,255)   (1%)
  Other items, net                     190,359    (1%)       207,939     1%
                                     ----------  ----      ----------   ----
Total tax expense (benefit)         (7,634,504)   42%       4,055,079    27%


The Company has filed and received refunds in the amount of $4.0 million from the Internal Revenue Service for the 1991, 1992 and 1993 tax years, as a result of carrying back the 1994 operating and realized capital losses.

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

At June 30, 1995 the Company had short-term investments, cash and other investments maturing within one year, of approximately $30.0 million and additional investments of $142.6 million maturing within five years. The Company maintains two major sources of credit from two financial institutions: one $10.0 million secured line of credit that cannot be canceled during its annual term and one $15.0 million line of credit that cannot be canceled during its annual term. Both lines are unused at August 1, 1995.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months, including settlement of accrued but unpaid costs related to the Northridge Earthquake.


THREE MONTHS ENDED JUNE 30, 1995, COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

Consolidated gross sales decreased $807,000 (1%) to $88.0 million for the second quarter of 1995, compared to the same period in 1994. Gross sales of the insurance segment remained relatively flat at $73.6 million, a 1% decrease compared to the same period in 1994. During this same period, net investment income improved 7% over 1994 levels. Consolidated revenue for the second quarter 1995 decreased $2.4 million, or 5%, from the same period in 1994. Net earnings for the second quarter of 1995 totaled $5.4 million, $.69 per share, compared to net earnings of $4.5 million, $.58 per share, for the same period in 1994. RLI Insurance Group showed a 79% increase in pre-tax earnings over second quarter 1994 levels, as a result of improved loss experience and underwriting results. The earthquake cost estimate increased 3% during the second quarter of 1994, which reduced earnings by $576,000 ($.07 per share).

RLI INSURANCE GROUP

Gross premiums written in the second quarter 1995 totaled $73.6 million a 1% decrease from the second quarter 1994. This slight decrease is attributable to the Company's continued effort to reduce its earthquake exposure base and re-underwrite its overall property book of business. Net premiums written for the second quarter 1995 declined 18% over 1994 levels. This decline is attributable to the sale of the Company's Aviation Underwriting Specialist
(AUS) division and an overall increase in the cost of company's catastrophe reinsurance. Compared to the second quarter 1994, Aviation net premium writings are down $4.5 million, while ceded premiums attributable to the Company's catastrophe covers increased $2.3 million in the second quarter of 1995. Net premiums written in the second quarter of 1994 were reduced by a $500,000 increase in ceded premiums written to reinstate reinsurance coverage on catastrophe treaties affected by the earthquake.

Premiums earned of $33.2 million in the second quarter 1995 represented a 9% decrease from the second quarter 1994. Earned premiums in the second quarter of 1995 were reduced by $3.6 million as a result of the sale of AUS, while net premiums earned on the discontinued contact lens insurance product dropped $2.8 million compared to the second quarter of 1994. Second quarter 1994 earned premium was reduced by a $500,000 increase in catastrophe reinstatement premiums as previously mentioned. Partially offsetting these declines were increases in the Directors and Officers (D&O) and Employer's Excess Indemnification (EEI) products. Premium earned in the second quarter of 1995 from the D&O and EEI products increased 31% and 7%, respectively, from the same period in 1994.

The segments pre-tax earnings were $3.3 million for the second quarter of 1995 compared to pre-tax earnings of $1.8 million for the same period in 1994. The GAAP combined ratio decreased to 90.1 from 94.9 in the second quarter of 1994. The loss and settlement expense component of the combined ratio decreased to
49.1 from 51.7, while the operating expense component of the combined ratio decreased to 41.0 from 43.2 in the second quarter of 1994.

For the three months ended June 30, 1995, development on the Northridge earthquake loss was $2.5 million. For the same period in 1994, net catastrophe costs reduced pre-tax earnings by $873,000, a 3% increase from the first quarter of 1994.

RLI VISION CORP.

Consolidated RLI Vision Corp. results have declined to a pretax profit of $369,000 for the three months ended June 30, 1995 from $415,000 for the same period in 1994. Contributing to the decline in results for 1995 was a 5% increase in net operating expenses, including cost of goods sold, partially offset by a 4% increase in sales revenue. Net sales for the Ophthalmic Products, which includes Contact Lens distribution, increased $410,000 or 6% during the second quarter, compared to the same period in 1994.

Also showing an increase in sales was License Fees from the Practice Automation System which recorded an increase of $120,000 or 59%. These were offset by a decline in sales for the remaining products, primarily in Extended Services which has shown a steady decline in recent years.
Overall operating expenses, including cost of goods sold, have increased for the second quarter 1995 resulting in actual expenses in 1995 of $8.7 million compared to $8.3 million for the same period in 1994. This increase results primarily from the $373,000 or 8% increase in cost of goods sold for the Ophthalmic Products and an increase in accounts receivable collection costs.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.3 million during the second quarter of 1994, an increase of 7% over that reported for the same period in 1993. This increase is attributable to rising interest rates into 1994 and the investment of funds from maturing securities in 1994 into higher yielding taxable securities. The Company also recognized realized gains of $107,000 during the second quarter of 1995 compared to realized losses of $20,000 in the second quarter of 1994.

Interest expense on debt obligations totaled $843,000 for the second quarter of 1994 compared to $828,000 for the same period in 1994. This reduction is due to the December 1, 1994 principal payment of $745,000 on the City of Peoria industrial development bonds.


INCOME TAXES

The Company's effective tax rate for the second quarter 1995 was 28% compared to 22% for the second quarter 1994. The Company's effective tax rate is generally dependent upon the level of non-taxable investment earnings compared to total pre-tax earnings. Non-taxable investment earnings as a percentage of total pre-tax earnings for the second quarter of 1995 decreased to 11% from 20% for the same period in 1994. As a result of this decrease, the effective tax rate for the second quarter of 1995 has increased.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          The Company's Board of Directors adopted at its meeting of May 11, 1995, a non-qualified Incentive Stock Option Plan (The Plan). Under The Plan, an officer may be granted an option to purchase shares at 100% of the grant date fair market value (110% if the optionee and affiliates own 10% or more of the shares), payable in cash. Options may be granted only during the ten year period beginning on the date the shareholders adopt the ISO Plan. An exercise an option within the first to occur of ten years (five years if the optionee and affiliates own 10% or more of the shares) from the grant date, or three months after the optionee ceases to be an employee. The Company has reserved 1,000,000 shares for issuance to key executives under The Plan. On May 11, 1995, 65,625 options were granted with an exercise price of $20.60. As of June 30, 1995, no options have been exercised.

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Not Applicable

          (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1995.


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


Date: August 11, 1995

                             RLI Corp. and Subsidiaries
                                 INDEX TO EXHIBITS

Exhibit Number                    Item
- --------------               -----------------------------------------------
    27.0                     Financial Data Schedule (Electronic Filing Only)