Form 10-Q
period 1995-09-30
RLI CORP
filed 1995-11-14
CIK 84246

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              September 30, 1995

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

  As of November 3, 1995 the number of shares outstanding of the registrant's Common Stock was 7,849,434.

                                    PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                               Ended September 30,

                                               1994           1995
                                            (Restated)
                                           -----------     -----------
Net premiums earned                         $34,162,868    $32,170,742
RLI Vision Corp. revenue                      8,874,208      8,964,995
Net investment income                         5,060,832      5,575,171
Net realized investment gains                   105,105         11,297
                                            -----------    -----------
                                            $48,203,013    $46,722,205
                                            -----------    -----------
Losses and settlement expenses              $22,155,795    $39,630,041
Policy acquisition costs                     12,429,721     10,163,948
Insurance operating expenses                  4,217,523      3,060,261
RLI Vision Corp. operating expenses           8,127,812      8,398,498
Interest expense on debt                        853,670        843,109
General corporate expenses                      444,560        388,988
                                            -----------    -----------
                                            $48,229,081    $62,484,845
                                            -----------    -----------
Loss before income taxes                       ( 26,068)   (15,762,640)
Income tax benefit                             (754,688)   ( 6,201,970)
                                            -----------    -----------
Net earnings (loss)                         $   728,620    ($9,560,670)
                                           ============   =============
Net earnings (loss) per share:

  Primary                                         $0.09         ($1.22)
  Fully diluted                                   $0.08         ($1.22)

Weighted average number of
common shares outstanding

  Primary                                     7,807,277      7,849,434
  Fully diluted                               9,576,508      7,849,434

Cash dividends declared per common share          $0.12          $0.13





The accompanying notes are an integral part of the financial statements.

               RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings(Continued)
                       (Unaudited)

                                           For the Nine-Month Period
                                               Ended September 30,

                                               1994           1995
                                            (Restated)
                                           ------------    ------------
Net premiums earned                        $ 92,582,916    $100,960,184
RLI Vision Corp. revenue                     25,464,280      26,708,811
Net investment income                        14,672,638      16,241,021
Net realized investment gains                    97,109         118,448
                                           ------------    ------------
                                           $132,816,943    $144,028,464
                                           ------------    ------------
Losses and settlement expenses             $ 77,797,703    $ 71,980,952
Policy acquisition costs                     32,430,223      33,255,043
Insurance operating expenses                 11,870,616      10,111,087
RLI Vision Corp. operating expenses          24,205,819      25,358,142
Interest expense on debt                      2,576,196       2,529,383
General corporate expenses                    2,016,807       1,684,669
                                           ------------    ------------
                                           $150,897,364    $144,919,276
                                           ------------    ------------
Loss before income taxes                    (18,080,421)    (   890,812)
Income tax benefit                          ( 8,389,192)    ( 2,146,892)
                                           ------------    ------------
Net earnings (loss)                        ($ 9,691,229)   $  1,256,080
                                           =============   ============
Net earnings (loss) per share:

  Primary                                        ($1.25)         $0.16
  Fully diluted                                  ($1.25)         $0.16

Weighted average number of
common shares outstanding

  Primary                                     7,766,392      7,849,434
  Fully diluted                               7,766,392      7,849,434

Cash dividends declared per common share          $0.34          $0.38





The accompanying notes are an integral part of the financial statements.

                          RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                  December 31,   September 30,
ASSETS                                                 1994          1995
                                                   (Restated)
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $246,796,658   $287,683,253
     Available-for-sale, at fair value              13,338,669     12,125,417
  Equity securities, at fair value                 104,067,362    154,832,372
  Short-term investments, at cost which
     approximates fair value                        52,329,819              0
                                                   -----------   -------------
  Total investments                                416,532,508    454,641,042
Cash                                                 8,185,806   (    656,329)
Accrued investment income                            5,166,083      5,387,825
Premiums and reinsurance balances receivable        26,082,932     46,380,254
Ceded unearned premiums                             40,978,088     48,936,185
Reinsurance balances recoverable on unpaid losses  199,736,796    196,181,746
Deferred policy acquisition costs                   19,208,212     16,417,961
Property and equipment                              15,788,526     14,350,276
Income taxes  - current                              3,315,467      4,053,236
Income taxes  - deferred                             6,801,829              0
Other assets                                        16,006,822     13,436,987
                                                   -----------   ------------
             TOTAL ASSETS                         $757,803,069   $799,129,183
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $394,966,040   $418,098,831
   Unearned premiums                               119,817,542    125,476,341
   Reinsurance balances payable                     39,859,746     42,482,042
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
     Industrial development bonds                    6,255,000      6,255,000
   Income taxes-deferred                                     0        407,342
   Other liabilities                                19,734,780     13,730,016
                                                   -----------   ------------
             TOTAL LIABILITIES                     626,633,108    652,449,572
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  (8,453,449 shares issued
                 and outstanding at 9/30/95)         6,762,905      8,453,449
  Other shareholders' equity                       127,807,805    141,626,911
  Less: Treasury shares at cost
        (604,015 shares at 9/30/95)                 (3,400,749)    (3,400,749)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            131,169,961    146,679,611
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $757,803,069   $799,129,183
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Nine-Month Period
                                                     Ended September 30,
                                                 --------------------------
                                                      1994           1995
                                                  (Restated)
                                                 ------------   ------------
Net cash from operating activities               $ 22,529,476   $  7,474,127
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                           (71,451,446)  ( 96,061,490)
  Investments sold or matured                      46,237,284     31,612,374
  Net decrease in
  short-term investments                            7,193,098     52,329,819
  Net property and equipment purchased            ( 3,283,720)  (  1,247,768)
                                                  ------------   ------------
Net cash used in investing activities             (21,304,784)   (13,367,065)
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                              (2,572,669)   ( 2,945,187)
  Change in contributed capital                             0    (     4,010)
  Treasury shares reissued                          2,255,577              0
                                                  ------------  ------------
Net cash used in
  financing activities                             (  317,092)   ( 2,949,197)
                                                  ------------  ------------
Net increase (decrease) in cash                       907,600    ( 8,842,135)
                                                  ------------  ------------
Cash at the beginning of the year                   9,388,516      8,185,806
                                                  ------------  ------------
Cash as of September 30                           $10,296,116   $ (  656,329)
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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month periods ended September 30, 1994 and 1995 are not necessarily indicative of the results of a full year.

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


2. SIGNIFICANT EVENT - As previously reported in RLI Corp.'s Form 10-Q filed for the period ended June 30, 1995, on May 4, 1995, RLI Professional Technologies, Inc., a wholly owned subsidiary of RLI Corp., acquired through merger, Target Industries, Inc., a wholesale optical goods distributor located in Cohasset, Massachusetts. As consideration, RLI Corp. issued approximately 250,800 shares of its common stock. The combined enterprise is now doing business under the name of RLI Vision Corp. This business combination has been accounted for as a pooling-of-interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Target Industries, Inc.

   The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                  Three Months           Nine Months               Year
                     Ended                  Ended                  Ended
               September 30, 1994      September 30, 1994    December 31, 1994
               ------------------      ------------------    -----------------
                  (unaudited)             (unaudited)

Net Sales Revenue:

RLI Corp.           $43,374,544        $118,802,263          $171,902,369

Target
  Industries, Inc.    4,828,469          14,014,680            18,793,195
                    -----------        -----------           ------------

Combined            $48,203,013        $132,816,943          $190,695,564
                    ===========        ============          ============



                  Three Months         Nine Months               Year
                     Ended               Ended                  Ended
               September 30, 1994   September 30, 1994    December 31, 1994
               ------------------   ------------------    -----------------
                  (unaudited)          (unaudited)

Net income (loss):

RLI Corp.         $   532,263          ($ 9,925,849)        ($5,001,317)

Target
  Industries, Inc.    196,357               234,620             225,446
                  -----------          -------------        ------------

Combined          $   728,620          ($ 9,691,229)        ($4,775,871)
                  ===========          =============        ============

Prior to the combination, Target Industries, Inc. fiscal year ended June 30. In recording the pooling-of-interests combination, Target Industries, Inc. financial information was adjusted to properly reflect a fiscal period ending December 31 for combination with RLI Corp.'s financial statements for the same period.

Additionally, the consolidated balance sheet for the year ended December 31, 1994, has been restated to include the assets, liabilities, and equity of Target Industries, Inc., as required under the pooling-of-interests method. The net increases to RLI Corp.'s December 31, 1994 assets, liabilities, and equity were $5,501,935, $3,929,447, and $1,572,488, respectively, as a result of this merger.

3. SIGNIFICANT DEVELOPMENTS - During the third quarter of 1995, the Company concluded a study of claims development from the Northridge earthquake.
    As a result of this study, known net case reserves were increased by $9.0 million, and an additional $16.0 million in reserves were recorded to cover costs related to additional future development. The establishment of these reserves resulted in a third quarter after-tax charge of $16 million or $2.05 per share. Through nine months ended September 30, 1995, costs associated with Northridge earthquake have impacted earnings after tax by $18.6 million or $2.37 per share. For the same period in 1994, year-to-date earnings were reduced by $25.0 million, after tax, or $3.22 per share.

4. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 1994 and 1995 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1994                                      -------    --------    ------
    RLI Insurance Group                      $ 92,583   ($29,516)  $778,558
    RLI Vision Corp.                           25,464      1,258     14,512
    Net investment income                      14,673     14,673
    Net realized investment gains                  97         97
    General corporate & interest expense            0   (  4,593)    12,221
                                             --------   ---------  --------
    Consolidated                             $132,817   ($18,081)  $805,291
                                             ========   =========  ========
    1995
     RLI Insurance Group                     $100,960   ($14,387)  $769,494
     RLI Vision Corp.                          26,709      1,351     14,897
     Net investment income                     16,241     16,241
     Net realized investment gains                118        118
     General corporate & interest expense           -   (  4,294)    14,738
                                             ---------  ---------  --------
     Consolidated                            $144,028   ($   891)  $799,129
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

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 70% of the Company's total revenue for the nine months ended September 30, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1994

Consolidated gross sales, which consists of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $249.1 million for the first nine months of 1995, down 1.5% from the same period in 1994. This decrease was due primarily to a 2.7% decrease in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Net investment income and ophthalmic group sales, however, posted gains of 10.7% and 1%, respectively, and served to partially offset this decline. Consolidated revenue for the first nine months of 1995 increased $11.2 million, or 8.4%, from the same period in 1994. Net premiums earned in the first nine months of 1995 grew 9% over the first nine months of 1994. Net premiums earned for the first nine months of 1994 were reduced by $17.9 million of reinsurance reinstatement premiums.

The net after-tax earnings for the first nine months of 1995 totaled $1.3 million, $.16 per share, compared to a net loss of $9.7 million, ($1.25) per share, for the same period in 1994. The increase in net earnings is attributable to improved underwriting results and increased net investment income through the first nine months of 1995. Both periods, however, have been negatively impacted by Northridge earthquake development as discussed previously. Through the first nine months of 1995, the effects of the Northridge reserve strengthening reduced earnings after tax by $16 million or $2.05 per share, while earnings for the same period in 1994 were reduced by an after-tax charge of $25.0 million or $3.22 per share as a result of this event.

Proforma earnings without the direct effects of the earthquake are as follows:

                        PROFORMA WITHOUT EARTHQUAKE (1)
                                  (Unaudited)
                        Nine Months Ended September 30,

                                         1994          1995      % Chg
                                     --------      --------     ------

Net premiums written                  122,224        99,888     -18.3%

Net premiums earned                   110,528       102,187     - 7.5%

Consolidated revenue                 $150,762      $145,255     - 3.7%

Net earnings                           15,329        19,823      29.3%

Per share data:
---------------
Operating earnings                      $1.96         $2.52      28.6%
Realized gain, net of tax                 .01           .01      -----
                                        -----         -----      -----

Net earnings                            $1.97         $2.53      28.4%
                                        =====         =====      =====
(1) Direct effects of the Northridge Earthquake include reinstatement premiums, claims, related expenses and income tax benefits. Direct effects exclude any property rate increases which may have been caused by the earthquake.

A detail explanation of the effects of the earthquake and the impact it had on the first nine months results is provided in the discussion of the RLI Insurance Group that follows.


RLI INSURANCE GROUP

Gross premiums written for the first nine months of 1995 totaled $206.0 million, compared to $211.8 million reported for the first nine months of 1994. While gross premium writings in total declined 2.7%, gross premium writings on casualty business during the first nine months of 1995 improved 8.9%, or $9.0 million, over 1994 levels. Offsetting this increase was a 13.4%, or $14.0 million reduction in 1995 gross property premium writings. Rates on the Company's DIC (Difference in Conditions) book of business have improved 25% over 1994 levels; however, the Company has recorded lower gross property writings in 1995 as a direct result of efforts to eliminate certain unprofitable property business and reduce the Company's overall catastrophe exposure. Through these efforts, the Company has been successful in reducing earthquake loss potential on residential and commercial risks in excess of 80% and 40%, respectively, from prior year levels.

Net premiums written for the first nine months of 1995 declined 7% from the same period in 1994. In February 1995, the Company sold its Aviation Underwriting Specialists (AUS) division to AVEMCO Corporation. AVEMCO immediately assumed substantially all of the groups' Aviation business through a reinsurance arrangement between AVEMCO and RLI Insurance Company. The Group ceded its unearned premium reserves on the Aviation business as of January 1, 1995 to AVEMCO. This cession has resulted in $9.3 million in ceded premium or a net result of $3.7 million of negative net premiums written on the Aviation business in the first nine months of 1995. Compared to the first nine months of 1994, Aviation net premium writings are down $12.4 million. Additionally, in 1995, ceded premiums on catastrophe covers increased $5.4 million due to an overall increase in catastrophe reinsurance rates. Lastly, a decrease in the Company's gross writings, as mentioned previously, has attributed to this decline. 1994 net premiums written through the first nine months were reduced by a $16.2 million increase in ceded premiums written to reinstate reinsurance coverage on catastrophe treaties affected by the earthquake.

Net premiums earned of $101.0 million in the first nine months of 1995 represent a 9% increase from the same period in 1994. This increase is largely the result of the $17.9 million of ceded premiums earned to reinstate reinsurance coverage in 1994. Excluding the reinstatement premiums, net premiums earned on property business for the first nine months of 1995 decreased 4% over the same period in 1994. Net premiums earned from casualty and other non-property business in the first nine months of 1995 declined 12% from the same period in 1994. This decline resulted from the sale of AUS and the runoff of contact lens business. Net premiums earned for 1995 have been reduced by $7.3 million as a result of the sale of AUS, while net premiums earned on the discontinued contact lens insurance product have dropped $5.0 million from 1994 levels. Partially offsetting these declines were increases in the General Liability (G/L), Directors & Officers (D&O), and Employer's Excess Indemnification (EEI) products. Net premiums earned in the first nine months of 1995 from the G/L, D&O, and EEI products increased 4%, 21% and 11%, respectively, from the same period in 1994.

The Group's pretax loss totaled $14.4 million for the first nine months of 1995 compared to a pretax loss of $29.5 million for the same period in 1994. The combined effects of the earthquake including reserve strengthening and loss development have reduced 1995 pretax earnings by $28.6 million, while 1994 pretax earnings were reduced by $37.9 million as a result of this event.

The GAAP combined ratio dropped to 114.3 in 1995, down from 131.8 through the first nine months of 1994. The loss and settlement expense component of the combined ratio decreased to 71.3 in 1995 from 84.0 for the first nine months of 1994. This decrease was primarily due to improved underwriting results in 1995, as a result of the elimination of certain unprofitable property business. Both periods presented have been impacted as a result of earthquake reserve strengthening and loss development. Through the first nine months of 1995, $27.3 million in losses were incurred as a result of the earthquake, while $21.3 million were incurred for the same period in 1994. The operating expense component of the combined ratio decreased to 43.0 in 1995 from 47.8 through the first nine months of 1994. The expense ratio in the first nine months of 1994 increased due to the $17.9 million reduction of net premiums earned related to the reinstatement of reinsurance coverage. 1995 policy acquisition costs for the first nine months increased $800,000 over 1994 levels. Deferred acquisition costs, a component of this ratio, increased $5.7 million while commission expense through the first nine months of 1995 decreased $4.1 million over 1994 levels. 1994 included a $1.3 million reduction in contingent commission expense as a result of the earthquake.

RLI VISION CORP.

Consolidated results for RLI Vision Corp., formerly RLI Professional Technologies, have improved to a pretax profit of $1.4 million for the nine months ended September 30, 1995 from $1.3 million for the same period in 1994. Net sales for the Ophthalmic products, which includes contact lens distribution, increased $1.3 million or 7% during the first nine months when compared to the same period in 1994. Net sales from Total Lens Care, the non-insurance replacement to contact lens insurance recorded an increase of $96,000 or 3% during the first nine months 1995 when compared to the same period in 1994. This increase resulted from reduced rebates to eyecare practitioners from patient memberships on lenses ordered through the RLI Service Center. Beginning in 1995, rebates were granted on new membership applications only, as opposed to on new and renewal applications issued previously. Also showing an increase in sales was license fees from the Practice Automation System which recorded an increase of $305,000 or 45%. These increases were partially offset by a decline in sales for the remaining products, primarily in Extended Services which has shown a steady decline in recent years.

Overall operating expenses, including cost of goods sold, have shown an increase of $1.2 million or 5% for the nine months 1995 from the same period in 1994. The increase results primarily from an increase of $963,000 or 7% for the cost of goods sold on Ophthalmic products and increased accounts receivable collection costs. These were partially offset by the segment's continuing efforts with cost containment measures as well as higher costs in 1994 from aggressive marketing and advertising for Total Lens Care.

The results of operations for RLI Vision Corp. have been restated for prior periods to include the results of Target Industries, Inc., which was acquired through merger on May 4, 1995. Target Industries, which operates out of Cohasset, Massachusetts, manufactures gas permeable contact lenses, markets soft lenses of all types, provides Rx lab spectacles and frames, and markets solutions and pharmaceuticals to the ophthalmic industry.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $16.2 million during the first nine months of 1995, an increase of 11% over that reported for the same period in 1994. This increase is the result of two key factors: rising interest rates which began in late February 1994 and continued throughout the year, and the reinvestment of maturing non-taxable securities into higher yielding taxable investments.

Invested assets at September 30, 1995 increased by $38.1 million, or 9.2%, from December 31, 1994. Short-term investments declined by $52.3 million from December 31, 1994 due primarily to the funding of reinsurance obligations and the first quarter 1995 reinvestment of funds generated from the fourth quarter 1994 sale of equity securities. In addition, the Company recognized realized investment gains of $118,000 in the first nine months of 1995 compared to realized investment gains of $97,000 in the first nine months of 1994.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 99% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine month periods ended September 30, 1994 and 1995 are as follows:

                                1994               1995
                                ----               ----
   Taxable                      6.72%              6.83%
   Non-taxable                  5.25%              5.02%

Yields on taxable securities increased through the first nine months of 1995 due to rising interest rates during 1994. Available cash flows from operations and funds from maturing securities during 1994 were invested in higher yielding taxable securities. Yields on non-taxable securities for the first nine months of 1995 declined from the same period in 1994, as maturing, higher yielding non-taxable securities were reinvested in taxable securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $26.5 million in the first nine months of 1995 compared to net unrealized losses before tax of $6.3 million for the same period in 1994. Rising interest rates and an overall decline in the stock market during the first nine months of 1994 caused the Company to record unrealized losses on its debt and equity holdings. During the first nine months of 1995, the Company's debt and equity securities rebounded as long-term interest rates declined and the stock market flourished. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $42.9 million and $16.4 million at September 30, 1995 and December 31, 1994, respectively.

Interest expense on debt obligations decreased to $2,529,000 for the first nine months of 1995, a $47,000 drop from the same period in 1994. This reduction is due to the December 1, 1994 principal repayment of $745,000 on the City of Peoria industrial development bonds.

INCOME TAXES

The Company's effective tax rate for the first nine months 1995 was 241% compared to 46% for the first nine months 1994. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 1994 and 1995 as a result of the following:

                                            1994                  1995
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%         (6,328,147)   35%      ( 311,787)    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,213,493)    7%      (1,030,621)  116%
  Dividends received deduction      (  822,684)    5%      (  865,151)   97%
  Dividends paid deduction          (  189,424)    1%      (  199,562)   22%
  Other items, net                     164,556    (1%)        260,229  ( 29%)
                                     ----------  ----      ----------   ----
Total tax benefit                   (8,389,192)   46%      (2,146,892)  241%

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

At September 30, 1995 the Company had short-term investments, cash and other investments maturing within one year, of approximately $16.2 million and additional investments of $110.1 million maturing within five years. The Company maintains two major sources of credit from two financial institutions: one $10.0 million secured line of credit and one $15.0 million line of credit. Both lines are unused at November 1, 1995.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months, including settlement of accrued but unpaid costs related to the Northridge Earthquake.

               THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED
                   TO THREE MONTHS ENDED SEPTEMBER 30, 1994

Consolidated gross sales decreased $6.1 million (7%) to $84.1 million for the third quarter of 1995, compared to the same period in 1994. Gross sales of the insurance segment decreased to $69.7 million, an 8% decrease compared to the same period in 1994. During this same period, net investment income improved 10% over 1994 levels. Consolidated revenue for the third quarter 1995 decreased $1.5 million, or 3%, from the same period in 1994. The net loss for the third quarter of 1995 totaled $9.6 million, ($1.22) per share, compared to net earnings of $728,000, $.09 per share, for the same period in 1994. The decrease in net earnings is primarily attributable to third quarter 1995 earthquake reserve strengthening. The establishment of these reserves resulted in an after-tax charge of $16 million or $2.05 per share. For the same period in 1994, earnings were reduced by $4.3 million, or $.48 per share, as a result of this event.

RLI INSURANCE GROUP

Gross premiums written in the third quarter 1995 totaled $69.7 million an 8% decrease from the third quarter 1994. This decrease is attributable to lower property writings, as a result of the Company's continued effort to reduce its earthquake exposure base and re-underwrite its overall property book of business. Partially offsetting this decrease was a 7% increase in the Company's casualty book. The Company's General Liability, Commercial Umbrella, and Directors and Officers lines posted gains of 24%, 78%, and 14% respectively. Net premiums written for the third quarter 1995 declined 6% over 1994 levels. This decline is attributable to the sale of the Company's Aviation Underwriting Specialist (AUS) division and an overall increase in the cost of company's catastrophe reinsurance. Compared to the third quarter 1994, Aviation net premium writings are down $2.9 million, while ceded premiums attributable to the Company's catastrophe covers increased $400,000 in the third quarter of 1995. Net premiums written in the third quarter of 1994 were reduced by a $4.2 million increase in ceded premiums written to reinstate reinsurance coverage on catastrophe treaties affected by the earthquake.

Premiums earned of $32.2 million in the third quarter 1995 represented a 6% decrease from third quarter 1994. Earned premiums in the third quarter of 1995 were reduced by $2.9 million as a result of the sale of AUS, while net premiums earned on the discontinued contact lens insurance product dropped $800,000 compared to the third quarter of 1994. Third quarter 1994 earned premium was reduced by a $4.2 million increase in catastrophe reinstatement premiums as previously mentioned.

The segments pre-tax loss for the third quarter of 1995 was $20.7 million compared to a pre-tax loss of $4.6 million for the same period in 1994. The GAAP combined ratio increased to 164.3 from 113.6 in the third quarter of 1994. The loss and settlement expense component of the combined ratio increased to 123.2 from 64.9, while the operating expense component of the combined ratio declined to 41.1 from 48.7 in the third quarter of 1994. Third quarter 1995 earnings and combined ratio have been negatively impacted as a result of earthquake reserve strengthening as discussed previously.

RLI VISION CORP.

Consolidated RLI Vision Corp. results have declined to a pretax profit of $567,000 for the three months ended September 30, 1995 from $746,000 for the same period in 1994. Contributing to the decline in results for 1995 was a 3% increase in net operating expenses, including cost of goods sold, partially offset by a 1% increase in sales. Net sales for the Ophthalmic products, which included contact lens distribution, increased $171,000 or 3% during the third quarter when compared to the same period in 1994. Also showing an increase in sales was license fees from the Practice Automation Systems which recorded an increase of $96,000 or 35%. These increases were partially offset by a decline in sales for the remaining products, primarily in Extended Services which has shown a steady decline in recent years.

Overall operating expenses, including cost of goods sold, have increased for the third quarter 1995 resulting in actual expenses in 1995 of $8.4 million compared to $8.1 million for the same period in 1994. This increase results primarily from the $91,000 or 2% increase in cost of goods sold for the Ophthalmic products, an increase in accounts receivable collection costs and an increase in marketing and advertising costs. These increases were partially offset by the segment's continuing efforts with cost containment measures.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.6 million during the third quarter of 1995, an increase of 10% over that reported for the same period in 1994. This increase is attributable to rising interest rates in 1994 and the investment of funds from maturing securities in 1994 into higher yielding taxable securities. The Company also recognized realized gains of $107,000 during the third quarter of 1995 compared to realized gains of $105,000 in the third quarter of 1994.

Interest expense on debt obligations totaled $843,000 for the second quarter of 1994 compared to $854,000 for the same period in 1994. This reduction is due to the December 1, 1994 principal payment of $745,000 on the City of Peoria industrial development bonds.

INCOME TAXES

The difference between the effective rates and the statutory federal tax rate of 35% applied to pre-tax income from continuing operations for the third quarter of 1994 and 1995 is as follows:

                                            1994                  1995
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%         (    9,123)   35%      (5,516,927)  35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  386,823)   ---      (  368,724)   2%
  Dividends received deduction      (  269,488)   ---      (  301,303)   2%
  Dividends paid deduction          (   63,451)   ---      (   67,307)   1%
  Other items, net                  (   25,803)   ---          52,290    --
                                     ----------   ---      ----------   ----
Total tax benefit                   (  754,688)   ---      (6,201,971)   39%

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Not Applicable

          (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 1995.


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




Date: November 11, 1995

                           RLI Corp. and Subsidiaries
                               INDEX TO EXHIBITS

Exhibit Number                   Item
--------------              ----------------------------------------------
   27.0                     Fianacial Data Schedule(Electronic Filing Only)