Form 10-K
period 1995-12-31
RLI CORP
filed 1996-03-26
CIK 84246

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended                    December 31, 1995
                         -----------------------------------------------------
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                              -----------------    -------------------

Commission File Number                            0-6612
                      -------------------------------------------------------

                               RLI CORP.
 -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Illinois                        37-0889946
 ---------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employers Identification No.)
incorporation or organization)

      9025 North Lindbergh Drive, Peoria, Illinois                61615
 ---------------------------------------------------  -----------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (309) 692-1000
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class       Name of each exchange on which registered
       --------------------       ------------------------------------------
Common Stock $1.00 par value                          New York Stock Exchange
6% Convertible Subordinated Debentures due 2003       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           X    Yes           No
                                                       -------       -------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 29, 1996 as reported on the New York Stock Exchange, was $147,806,135. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the Registrant's Common Stock, $1 par value, on February 29, 1996 was 7,935,776.

                        DOCUMENTS INCORPORATED BY REFERENCES.
   Portions of the Annual Report to Shareholders for the past year ended December 31, 1995, are incorporated by reference into Parts I and II of this document.

   Portions of the Registrant's definitive Proxy Statement for the 1996 annual meeting of security holders to be held May 2, 1996, are incorporated herein by reference into Part III of this document.

                Exhibit index is located on page 27 of this document.

                                        PART I

Item 1.  BUSINESS

(a)    General Development of Business

       As used in this Form 10-K, the term "Company" refers to RLI Corp. and its subsidiaries and affiliates, unless the context otherwise indicates.

       RLI Corp., which was incorporated in Illinois in 1965, merged into and became a Delaware corporation in 1984. In May of 1993, RLI Corp. changed its state of incorporation back to Illinois through a merger. RLI Corp. is a holding company, which, through its subsidiaries, underwrites specialty property and casualty insurance, administers extended service programs, markets computers and automated practice management software to the ophthalmic industry, distributes contact and other lenses, spectacle frames and sunglasses, manufactures made-to-order spectacle and rigid gas permeable (RGP) lenses and writes miscellaneous surety bonds.


SIGNIFICANT EVENT

NORTHRIDGE EARTHQUAKE

       Refer to pages 24 through 31, Management's Discussion and Analysis from the Company's Annual Report to Shareholders, as attached in Exhibit 13.

(b)    Financial Information about Industry Segments

       Selected information about industry segments is included herein as Item
       8.

(c)    Narrative Description of Business


                                 RLI INSURANCE GROUP

       RLI Insurance Group is composed primarily of two main insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes multiple lines of insurance on an admitted basis in Kansas and surplus lines insurance in the remaining 49 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Other companies in the RLI Insurance Group include: Replacement Lens Inc., License Express Services, Inc., RLI Aviation, Inc. and RLI Insurance Ltd.

       Since 1977, when the Company first began underwriting specialty property and casualty coverages for commercial risks, highly cyclical market conditions and a number of other factors have influenced the Company's growth and underwriting profits. The Company, as a "niche" company rather than an "all lines" company, seeks to develop expertise and large homogeneous books of business in areas generally overlooked by traditional markets.

       In response to the soft market conditions of the early 1980's, which were characterized by severe rate competition and excess underwriting capacity, the Company limited its writings in specialty property and casualty lines and terminated certain lines and sources of production.
                                          2

       Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. In 1987, and continuing through 1995, the industry again experienced soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this current soft market period. As a result of Hurricane Andrew and other catastrophic losses, especially the Northridge Earthquake of January 17, 1994, property rates hardened in California, Florida and the wind belt, but remain soft in other areas of the country. During 1994 the Company did see rate increases of over 30% on the commercial property book of business. The casualty book of business incurred flat to moderate decreases. This trend continued during 1995. During 1995, rates for catastrophic driven property business, especially in California, remained hard. Some softening is expected for 1996.

       The Company initially began to write specialty property and casualty insurance primarily through independent underwriting agents. However, with the opening of its first branch office in 1984, the Company began to shift its marketing efforts from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Marketing Division located at the home office. Although the Company still maintains agreements with two underwriting agents, the majority of its specialty property and casualty business is marketed through its Specialty Marketing and Surety divisions and eight branch offices located in Los Angeles, California; San Diego, California; San Francisco, California; St. Paul, Minnesota; Kansas City, Kansas; Hartford, Connecticut; Atlanta, Georgia; and Chicago, Illinois. During 1995, an office was established in Columbus, Ohio to underwrite Lenders' Single Interest inland marine property insurance.

       The following table provides for the year ended December 31, 1995 the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 1995, no other state accounted for more than 2% of total direct premiums earned for all product lines.


                                          Direct Premiums
       State                                   Earned       Percent of Total
       -----                              ---------------   -----------------

       California                           $103,619,169        39.2%
       Texas                                  39,562,154        15.0
       Florida                                16,757,701         6.3
       New York                               14,683,741         5.6
       Illinois                                7,215,762         2.7
       Michigan                                6,475,145         2.4
       Pennsylvania                            5,817,933         2.2

       All other                              70,519,765        26.6%
                                            ------------        ------

       Total direct premiums                $264,651,370       100.00%
                                            ------------        ------


       The Company presently underwrites specialty property and casualty insurance primarily in the following lines:

       COMMERCIAL PROPERTY.  The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, and buildings under construction. The St. Paul, Los Angeles, Hartford, Kansas City, San Francisco, Chicago, Columbus and Atlanta branch offices are responsible for underwriting this coverage. In 1993, 1994, and 1995, net earned premiums totaled $24,370,000, $42,646,000, and
$49,430,000, or 14%, 22%, and 26%, respectively, of the Company's consolidated revenues.
                                          3

       GENERAL LIABILITY. The Company writes general liability coverages through its St. Paul, Hartford, Chicago and Atlanta branch offices and through one of its unaffiliated underwriting agents. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net earned premiums totaled $35,025,000, $35,160,000, and $36,499,000, or 20%, 18%,
and 19% of the Company's consolidated revenues for the years 1993, 1994, and 1995, respectively.

       COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Kansas City, St. Paul, Atlanta, and Hartford branch offices. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Marketing Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $16,764,000, $17,638,000, and $18,092,000, or 10%, 9%, and 10% of the Company's consolidated revenues for the years 1993, 1994, and 1995, respectively.

       DIRECTORS' AND OFFICERS' LIABILITY. In December, 1990, the Company established a new Directors' and Officers' Liability underwriting facility in San Diego, California. Net earned premiums totaled $3,487,000, $5,680,000, and $6,025,000, or 2%, 3%, and 3% of the Company's consolidated revenues for the years 1993, 1994, and 1995, respectively.

       EMPLOYER'S EXCESS INDEMNITY. In 1993, the Company began offering Employer's Excess Indemnity coverage for businesses which have opted out of the Workers' Compensation plan in the state of Texas. The coverage is similar to accident and health, in that it indemnifies the employer for expenses resulting from a work related injury or disease, excess of a self-insured retention (SIR). The SIR can range from $50,000 to $500,000. The product is underwritten out of the Kansas City branch office. Net earned premiums totaled $1,670,000, $7,953,000, and $8,257,000, or 1%, 4%, and 4% of the Company's consolidated revenues for 1993, 1994, and 1995, respectively.

       CONTACT LENS. Up until January of 1994, contact lens insurance was underwritten and marketed by the Company in the United States. In Canada, up until January of 1994,the Company marketed contact lens policies underwritten by Security National Insurance Company, an unaffiliated insurer, which business was, in turn, reinsured by RLI Insurance Company. The Company generally retained all risks associated with this coverage. This product has been phased out and replaced by a "non-insurance" product in an effort to better serve the needs of the Company's customers and to reduce expenses. The contact lens insurance is processed by RLI Vision Corp. Net earned premiums totaled $10,327,000, $4,833,000, and $743,000, or 7%, 3% and .4% of the Company's
consolidated revenues for the years 1993, 1994, and 1995, respectively.

       OTHER. Smaller programs offered by the Company include: miscellaneous professional liability, fidelity and surety, commercial multi-peril and accident and health insurance. Net earned premiums from these lines totaled
$34,346,000, $26,274,000, and $14,422,000, or 20%, 14%, and 8% of the Company's
consolidated revenues for the years 1993, 1994, and 1995, respectively.

       The target market for the Surety Division continues to be a wide range of miscellaneous surety bonds which can be developed quickly and at relatively little additional risk. By providing a high level of quick, efficient service, the Company's newest venture will target business now handled by slow, inflexible multi-line companies.

       In June of 1995, a new facility was opened in Columbus, Ohio. This facility specializes in writing single interest inland marine property insurance for major lending institutions. This insurance covers the institution's interest in property used as collateral for loans, in the event of the borrower's default.

       In March of 1992, License Express Services, Inc., an agent/agency/broker licensing service subsidiary, was formed. Revenues for the period ended December 31, 1995 amounted to $103,000. Review of this division's viability during the 1996 planning cycle included recognition of strategic efforts by the National Association of

Insurance Commissioners to streamline and automate agent licensing efforts. The uncertainty of the future and limited prospects of near-term profitability resulted in the decision to withdraw this service from the agent licensing market. An agreement has been negotiated to refer the customers of this division to a competitor service in exchange for a stipulated royalty payment.


COMPETITION

       The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 3,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia and Puerto Rico. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continues to be soft with some rate increase in the property lines in California, Florida and the wind belt during 1993 and 1994. The Company is maintaining its underwriting and marketing standards by not seeking market share at the expense of earnings.


RATINGS

       During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded from "A-" (Excellent) to "A" (Excellent). During 1995, A.M. Best reaffirmed "A" (Excellent) ratings for both RLI Insurance Company and Mt. Hawley Insurance Company. Ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) and some companies are not rated. Publications of A.M. Best indicate that the "A" and "A-" (Excellent) ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability leverage and liquidity as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

       In conjunction with RLI Corp.'s July, 1993 issuance of $46 million of 6.00% Convertible Debentures due 2003, the Company applied for and received a debt rating from two of the major debt rating agencies - Standard & Poor's Ratings Group and Moody's Investor Service. Each of these security review firms assigned investment grade ratings to the new debt issue.

       Moody's reviews corporations and assigns ratings exclusively for the purpose of grading bonds according to investment quality. Their rating symbols range from "Aaa" (highest) to "C" (lowest). The Company's new debt issue received a rating of "Baa3" classifying them as medium grade obligations, i.e. they are neither highly protected nor poorly secured. Moody's assigns this rating to companies when interest payments and principal security appear adequate for the present but certain protective elements may be lacking, or may be characteristically unreliable over any great length of time.

       Standard & Poor's assigns ratings to corporate debt that range from "AAA" (highest) to "CCC" (lowest). Standard & Poor's assigned RLI's Convertible Debentures a rating of "BBB-" based on the Company's adequate capitalization and its disciplined underwriting approach. This classification deems the issuer to have adequate capacity to pay interest and repay principal. Standard & Poor's assigns this rating when the issuer normally exhibits adequate protection to debtholders, yet adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity to pay interest and repay principal for debt in this capacity than in higher rated categories.

REINSURANCE

       The Company reinsures a significant portion of its specialty property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $108,272,000, $125,458,000 and $131,772,000 in 1993, 1994,
and 1995, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

       During the period 1993 through 1995, certain of the Company's reinsurers were unable to meet their obligations to the Company under reinsurance treaties. As reserves were previously established for the uncollectible amounts, the effects of the insolvent reinsurers on net earnings for 1993 through 1995 were immaterial. The Company continually monitors the financial stability of its reinsurers and establishes reserves for uncollectible reinsurance balances on a regular basis. As a result of these reviews, the Company reevaluates its position with respect to its reinsurance. During 1993, 1994, and 1995, the Company provided $1,163,278, $1,000,000, and $613,296 for uncollectible reinsurance balances. Currently the Company attempts to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 1995, the Company had prepaid reinsurance premiums and reinsurance recoverables on paid and unpaid losses and settlement expenses with American Re-Insurance Company (rated A+ "superior" by A.M. Best Company) and Lloyds of London that amounted to $50,886,661 and $19,593,757, respectively. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

       The following table sets forth the largest reinsurers in terms of amounts recoverable, the total amounts recoverable net of reinsurance payables from such reinsurers as of December 31, 1995 and the amounts of written premium ceded by the Company to such reinsurers during 1995.


                         Gross Reinsurer                    Ceded
                          Exposure as of   Percent       Premiums    Percent
                       December 31, 1995   of Total       Written   of Total
                       -----------------   --------       -------   --------
American Re-Insurance Co.    $50,886,661    20.93%    $19,567,724    13.89%
Lloyds of London              19,593,757     8.06      17,658,920    12.47
Employers Re                  12,763,642     5.25       7,203,799     5.11
General Reins Corp.            8,835,778     3.63       5,567,212     3.95
TransAtlantic Reinsurance     12,505,000     4.82      15,954,368    11.32
NAC Reinsurance Corporation    9,367,974     3.85       4,388,507     3.11
Security Ins Co of Hartford    5,869,269     2.41       4,279,075     3.04
TIG Insurance Co               6,182,575     2.54       1,042,859     0.74
All other reinsurers         117,936,468    48.51      65,320,789    46.37
                            ------------   ------    ------------   -------

Total ceded exposure        $243,155,123   100.00%   $140,983,253   100.00%
                            ------------   ------    ------------   -------
                            ------------   ------    ------------   -------


       As of December 31, 1995, the Company held $24,925,074 in irrevocable letters of credit, $5,026,740 under trust agreements and $2,865,012 in cash to collateralize a portion of the total amount recoverable.

       Since 1992, the Company has purchased non-proportional contracts. This allows the Company to retain a larger percentage of the premium and a larger portion of the initial loss risk. Under non-proportional reinsurance, the ceding company retains losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. Since 1989, through its various reinsurance programs, the Company has generally limited its maximum retained exposure on any one risk to $1,000,000. The Company sought to limit its net aggregate exposure to a single catastrophic event in 1995 to less than 10% of shareholders' equity by purchasing various types of reinsurance.

       The Company increased its commercial property reinsurance protection in 1995. Through implementation of this change, the Company reduced its net aggregate exposure on a single catastrophic event from 20% to 10% of shareholders' equity. Using computer-assisted techniques, the Company quantifies and monitors its exposure to earthquake risk, the most significant catastrophe exposure to the Company. Detail is captured for each location covered for earthquake risk and the Probable Maximum Loss (PML) for each risk is determined. The PML calculation for each risk includes all faults to which the risk is exposed. Richter scale magnitudes used in the PML calculations are determined and applied separately for each fault. The Company uses the greater of the magnitude of an earthquake which only occurs every 100 years or 6.5 on the Richter scale in its PML calculations. Several widely accepted methods are used to estimate the magnitude of the 100 year event for each fault. Underwriting decisions are based on the PML as determined by the system, which calculates PML's on over 200 faults. Portfolio runs are made regularly to determine the Company's overall exposure on each fault from all risks covered. Total exposure after facultative reinsurance is managed by the Company to fall within the limits covered by the Company's chosen net retention, working layer treaty reinsurance and catastrophe reinsurance.

FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

       The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970's, substantial underwriting losses in the early 1980's and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. During 1995 the industry's statutory combined ratio is estimated to be 107.2. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

       SPECIALIZED UNDERWRITING EXPERTISE. The Company employs experienced professionals in its branch offices. Each office restricts its production and underwriting of business to certain classes of insurance reflecting the particular areas of expertise of its key underwriters. In accepting risks, all independent and affiliated underwriters are required to comply with risk parameters, retention limits and rates prescribed by the Company's home office underwriting group, which reviews submissions and periodically audits and monitors underwriting files and reports on losses over $100,000. Compensation of senior underwriters is substantially dependent on the profitability of the business for which they are responsible. The loss of any of these professionals could have an adverse effect on the Company's underwriting abilities and earnings in these lines.

       The Company's Underwriting Policy limits extension of binding authority to independent agents. The Company's product distribution falls into distinct categories, with binding authority following the categorization.

       BROKER BUSINESS. The largest volume of broker generated premium is Commercial Property, General Liability, Commercial Umbrella and Employer's Excess Indemnity. This business is produced through wholesale brokers who are not affiliated with the Company. Only a Company underwriter has the authority to bind the Company on such risks.

       INDEPENDENT AGENT BUSINESS. The Specialty Marketing Division writes program business such as Personal Umbrella, Residential Earthquake, and the In-Home Business Policy. Each of these programs involves detailed eligibility criteria which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using the "smart" system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through the Company's "smart" system.

       UNDERWRITING AGENTS. One independent agent is authorized to underwrite and bind business on behalf of the Company within limited underwriting guidelines as follows: General Liability business up to a limit of $1,000,000 written for a variety of risks, primarily in Texas and Louisiana.

       With rare exceptions, producers of business who are not Company employees are compensated on the basis of direct commissions with no provision for any contingent profit commission. There are a few volume incentives for producers handling association business, with the increased commission involved being tied to the program's underwriting profit. This represents less than 5% of the business.

       RETENTION LIMITS. The Company limits its net retention of single and aggregate risks through the purchase of reinsurance. See "Business -- Specialty Property and Casualty Insurance Segment -- Reinsurance." The amount of reinsurance available fluctuates according to market conditions. Reinsurance arrangements are subject to annual renewal. Any significant reduction in the availability of reinsurance or increase in the cost of reinsurance could adversely affect the Company's ability to insure specialty property and casualty risks at current levels or to add to the amount thereof.

       CLAIMS ADJUSTMENT ABILITY. The Company has a professional claims management team with proven experience in all areas of multi-line claims work. This team supervises and administers all claims and directs all outside legal and adjustment specialists. Whether a claim is being handled by the Company's claim specialist or has been assigned to a local attorney or adjuster, detailed attention is given to each claim to minimize loss expenses while providing for loss payments in a fair and equitable manner.

       EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other operating expenses as a percent of gross written premiums for the years 1993, 1994 and 1995 were 6%, 5%, and 5%, respectively.

       ENVIRONMENTAL EXPOSURES. The Company is subject to environmental claims and exposures through its commercial umbrella, general liability, and assumed reinsurance lines of business. Within these lines, the Company's environmental exposures include environmental site cleanup, asbestos removal, and mass tort liability. The majority of the exposure is in the excess layers of the Company's commercial umbrella and assumed reinsurance books of business.

       The following table represents inception-to-date paid and unpaid environmental exposure data (including incurred but not reported losses) for the periods ended 1994 and 1995:

-------------------------------------------------------------------------------

                                         Inception-to-date December 31
(in thousands)                                 1994             1995
-------------------------------------------------------------------------------

Loss and LAE payments
  Gross                                      $ 3,549          $ 5,117
  Ceded                                      ( 2,933)         ( 3,842)
-------------------------------------------------------------------------------

  Net                                        $   616          $ 1,275
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Unpaid losses and LAE at end of year
  Gross                                      $15,519          $20,154
  Ceded                                      ( 9,875)        ( 13,398)
-------------------------------------------------------------------------------
  Net                                       $  5,644         $  6,756
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

       Although the Company's environmental exposure is limited as a result of entering the liability lines after the industry had already recognized it as a problem, Management cannot determine the Company's ultimate liability within any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup. Additionally, the Company participates primarily in the excess layers, making it even more difficult to assess the ultimate impact.


LOSSES AND SETTLEMENT EXPENSES

       Many years may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities. The reserves represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred.

       When a claim is reported, the claims department establishes a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of professional claims personnel, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Estimates for losses incurred but not yet reported are determined on the basis of statistical information, including the Company's past experience. The Company does not use discounting (recognition of the time value of money) in reporting its estimated reserves for losses and settlement expenses.

       The reserves are closely monitored and reviewed by management, with changes reflected as a component of earnings in the current accounting period. For lines of business without sufficiently large numbers of policies or that have not accumulated sufficient development statistics, industry average development patterns are used. To the extent that the industry average development experience improves or deteriorates, the Company will adjust prior accident years' reserves for the change in development patterns. Additionally, there may be future adjustments to reserves should the Company's actual experience prove to be better or worse than industry averages.

       As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors such as legal developments and economic conditions, including the effects of inflation. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. Changes in reserves from the prior years' estimates are calculated based on experience as of the end of each succeeding year (loss and settlement expense development). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

       Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, Management believes the Company's overall reserve levels at December 31, 1995 are adequate to meet its future obligations.

       The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 1993, 1994, and 1995.


                                                    Year Ended December 31,
                                               --------------------------------
(Dollars in thousands)                           1993        1994        1995
                                                 ----        ----        ----
Unpaid losses and settlement
 expenses at beginning of year:

 Gross                                        $268,043    $310,767    $394,966
 Ceded                                        (137,591)   (145,208)   (199,737)
                                               -------     -------     -------
 Net                                           130,452     165,559     195,229
                                               -------     -------     -------

Increase (decrease) in incurred losses and settlement expenses:

 Current accident year                          81,589     100,535      62,619
 Prior accident years                           (1,852)      1,107      23,271
                                                 -----       -----      ------

      Total incurred                            79,737     101,642      85,890
                                                ------      ------      ------

Loss and settlement expense payments for
 claims incurred:
 Current accident year                         (18,743)    (36,501)    (10,600)
 Prior accident years                          (24,726)    (36,026)    (48,023)
                                                ------      ------      ------

      Total paid                               (43,469)    (72,527)    (58,623)
                                                ------      ------      ------

Insolvent reinsurer charge off                    (221)        643         514
Loss reserves commuted                            (940)        (88)     (1,376)
                                                 -----       -----       -----

Unpaid losses and settlement
 expenses at end of year                      $165,559    $195,229    $221,648
                                              --------    --------    --------
                                              --------    --------    --------

Unpaid losses and settlement
 expenses at end of year:

 Gross                                        $310,767    $394,966    $418,986
 Ceded                                        (145,208)   (199,737)   (197,338)
                                               -------    --------     -------
 Net                                          $165,559    $195,229    $221,648
                                              --------    --------    --------
                                              --------    --------    --------


       Explanation of significant components of reserve development by calendar year are as follows:


1993 During 1993 favorable development was reported in the other and products liability lines. These lines showed overall favorable development of $1,349,000. The favorable development was primarily isolated to the 1988 and 1990 accident years due to a reduction in the estimated ultimate loss. This was offset by unfavorable development in the 1982 and 1983 accident years due to development of a products liability claim. Unfavorable development also occurred in the 1992 accident year due to increases in the estimated ultimate loss for this accident year.

       Favorable development also resulted from a reduction in the Company's estimate of unpaid unallocated loss adjustment expenses.

1994 During 1994, the Company experienced approximately $1,107,000 of adverse development on loss reserves. This development resulted from approximately $2,512,000 of adverse development in the other liability and products liability lines of business. Approximately $1,000,000 of this development related to one individual claim. The remainder of the adverse development is related to changes in loss reserves on prior years related to the professional liability business written by RLI from 1987 through 1993. The Company has withdrawn from this line of business.

       Offsetting the adverse development experience in the other liability and products liability lines of business was approximately $1,644,000 of favorable development on the property line of business. This favorable development resulted from individual claim estimates where the claims closed for less than the recorded reserves.

1995 During 1995, the Company experienced approximately $23,300,000 of adverse development on loss reserves. This development resulted from approximately $27,300,000 of adverse development in the property line due to the 1994 Northridge earthquake. Excluding the earthquake development, the Company experienced approximately $4,000,000 of favorable development. Approximately $1,000,000 of this favorable development occurred in the property line excluding the earthquake, with the remaining $3,000,000 occurring in the other liability and products liability lines. The liability development was the result of IBNR reserve decreases made possible by lower than expected tail development on two liability programs.

       The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves for 1986 through 1995. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.



                                                                   Year Ended December 31,
                          -------------------------------------------------------------------------------------------------------

(Dollars in thousands)       1986      1987      1988      1989       1990       1991       1992       1993       1994       1995
                             ----      ----      ----      ----       ----       ----       ----       ----       ----       ----
Liability for unpaid
 losses and settlement
 expenses at end of
 year                    $57,088   $66,169   $89,197   $95,953   $103,302   $110,844   $130,452   $165,559   $195,229   $221,648

Paid (cumulative)
 as of:
 One year later           18,631    10,170    17,312    14,302     19,297     23,561     24,725     36,026     48,023
 Two years later          23,341    21,860    26,093    26,685     35,963     37,763     46,342     63,675
 Three years later        29,874    28,052    37,137    40,341     44,088     49,462     64,364
 Four years later         30,071    35,459    47,617    44,714     52,322     57,085
 Five years later         33,785    42,010    48,937    51,153     56,413
 Six years later          38,536    41,698    53,670    54,546
 Seven years later        37,661    44,995    56,254
 Eight years later        39,216    46,113
 Nine years later         40,080

Liability re-estimated
 as of:
 One year later           56,793    67,033    86,230    91,646    101,251    108,249    128,600    166,666    218,499
 Two years later          59,797    67,939    85,120    89,112     98,505    105,747    132,850    164,218
 Three years later        59,338    68,697    84,426    87,981     95,690    107,777    132,377
 Four years later         58,847    69,904    84,931    87,403     97,041    106,326
 Five years later         60,794    69,670    84,217    90,030     96,490
 Six years later          60,547    70,486    87,585    88,982
 Seven years later        61,329    72,074    86,593
 Eight years later        63,327    72,540
 Nine years later         63,719

Net cumulative
 redundancy
 (deficiency)            $(6,631)  $(6,371)  $ 2,604   $ 6,971    $ 6,812    $ 4,518    $(1,925)   $ 1,341   $(23,271)

Gross liability                                                                                   $310,767   $394,966   $418,986
Reinsurance
 recoverable                                                                                      (145,208)  (199,737)  (197,338)
                                                                                                   ---------  ---------  ---------
Net liability                                                                                     $165,559   $195,229   $221,648

Gross re-estimated
 liability                                                                                        $309,716   $437,649
Re-estimated
 recoverable                                                                                      (145,498)  (219,150)
                                                                                                   ---------  --------
Net re-estimated
 liability                                                                                        $164,218   $218,499

Gross cumulative
 redundancy
 (deficiency)                                                                                       $1,051   $(42,683)


       The Company's loss reserves at the end of any particular calendar year are based upon the premiums received and earned as of the end of that particular year. Reinsurance premiums and losses, especially foreign, are not, in many cases, received and recorded until after the calendar year. The loss development as displayed includes losses incurred in a particular calendar year that relate to premiums reported, recorded and earned subsequent to that year. The following table adjusts the cumulative redundancy (deficiency), as shown in the foregoing table, for the estimated losses associated with such late reported premiums.



                                                                        Year Ended December 31,
                                -------------------------------------------------------------------------------------------------

                                    1986        1987       1988       1989       1990       1991       1992       1993       1994
                                    ----        ----       ----       ----       ----       ----       ----       ----       ----
Cumulative redundancy
 (deficiency) per above        $( 6,631)   $( 6,371)   $ 2,604     $6,971     $6,812     $4,518    $(1,925)   $ 1,341   $(23,271)

Estimated losses
 associated with late
 reported premiums                1,600       1,356
                                -------     -------    -------    -------     ------     ------    -------     ------    -------

Adjusted cumulative
 redundancy
 (deficiency)                  $ (5,031)   $( 5,015)   $ 2,604    $ 6,971     $6,812     $4,518    $(1,925)   $ 1,341   $(23,271)
                               --------    --------    -------    -------     ------     ------    -------    -------    -------
                               --------    --------    -------    -------     ------     ------    -------    -------    -------

See discussion of calendar year development for 1992, 1993, and 1994 on pages 11 and 12.

OPERATING RATIOS

PREMIUMS TO SURPLUS RATIO

       The following table shows, for the periods indicated, the Company's insurance subsidiaries' statutory ratios of net premiums written to policyholders' surplus. While there is no statutory requirement applicable to the Company which establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that this ratio should generally be no greater than 3 to 1.


                                            Year Ended December 31,
                        -----------------------------------------------------------

(Dollars in thousands)    1991          1992         1993         1994         1995
                          ----          ----         ----         ----         ----
Statutory net
  premiums written      $84,188     $110,895     $136,728     $131,164     $130,453

Policyholders' surplus  $88,605     $100,585     $152,262     $136,125     $172,313

Ratio                   .9 to 1     1.1 to 1      .9 to 1     1.0 to 1      .8 to 1




GAAP AND STATUTORY COMBINED RATIOS

       The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

                                     Year Ended December 31,
                             --------------------------------------------

GAAP                         1991      1992      1993      1994       1995
                             ----      ----      ----      ----      -----
Loss ratio                   60.6      60.3      63.3       72.5      64.4

Expense ratio                24.6      31.1      33.9       44.4      43.1
                             ----      ----      ----      -----     -----

Combined ratio               85.2      91.4      97.2      116.9     107.5
                             ----      ----      ----      -----     -----
                             ----      ----      ----      -----     -----


(1) Excluding the effects of the Northridge Earthquake, the GAAP combined ratio for the years ended 1995 and 1994 would have been 86.2 and 91.1, respectively.

       The Company also calculates the statutory combined ratio, which is not indicative of GAAP underwriting profits due to accounting for multiple-year retrospectively-rated reinsurance contracts and policy acquisition costs differently for statutory accounting purposes compared to GAAP. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written.


                                       Year Ended December 31,
                           -----------------------------------------------
Statutory                  1991       1992       1993      1994       1995
                           ----       ----       ----      ----       ----

Loss ratio                 56.8       58.9       65.8      73.4       63.6

Expense ratio              34.8       36.9       22.1 (3)  43.5       42.9
                           ----       ----       ----      ----       ----

Combined ratio             91.6       95.8       87.9 (3)  116.9 (4) 106.5 (4)
                           ----       ----       ----      -----     -----
                           ----       ----       ----      -----     -----

Industry combined ratio   108.8 (2)  115.7 (2)  106.9 (2)  108.4 (2) 105.3 (1)
                          -----      -----      -----      -----     -----
                          -----      -----      -----      -----     -----


                                          15

(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 1995.

(2)    Source:  A.M. Best Aggregate & Averages -- Property-Casualty (1995
       Edition).

(3) Contingent commission income recorded during 1993, from the cancellation of a multiple-year retrospectively-rated reinsurance contract, reduced the statutory combined and expense ratio by 10.3 points.

(4) Excluding the effects of the Northridge Earthquake, the statutory combined ratio for the years ended 1995 and 1994 would have been 85.3 and 89.7, respectively.

                                   RLI VISION CORP.

       The Company believes that it was the world's largest provider of contact lens insurance between 1965 and 1993. In 1993, due to changes in the ophthalmic market place, the Company began converting its contact lens insurance book of business over to a non-insurance contact lens purchase plan called Total Lens Care. Beginning January 1, 1994, the Company no longer offered contact lens insurance. In the late 1970's, the Company became a third party administrator of ophthalmic practitioners' extended service programs. The Company further expanded its operations in 1985 when it developed and marketed an office automation computer system for eyecare professionals. The Company became a contact lens wholesale distributor in 1990.

       On May 4, 1995, RLI Vision Corp. (formerly known as RLI Professional Technologies, Inc.), a wholly-owned subsidiary of RLI Corp., acquired through merger, Target Industries, Inc., a wholesale optical goods distributor of contract lenses, Rx spectacles, frames and sunglasses, located in Cohasset, Massachusetts. As consideration, RLI Corp. issued 313,500 shares of its common stock. The combined enterprise is now doing business under the name of RLI Vision Corp. This business combination has been accounted for as a pooling-of-interests. The consolidated financial statements and related financial information for periods prior to the combination have been restated to include the accounts and results of operations of Target Industries, Inc.

       RLI Vision Corp.'s revenues, as restated to include Target Industries, Inc. revenues, of $29,195,000, $33,974,000 and $34,595,000, in 1993, 1994, and
1995, respectively, represented 17%, 18% and 18% of the Company's consolidated revenues after eliminations in such years.

CONTACT LENS INSURANCE PROCESSING

       While the Company no longer offers contact lens insurance, policies will be in effect and honored through February, 1996. Claims will be processed by RLI Vision Corp. under an agreement with RLI Insurance Company.

TOTAL LENS CARE

       Total Lens Care is a contact lens purchase plan which offers patients discounted prices on contact lenses in exchange for an annual membership fee. As of December 31, 1995, approximately 200,000 patients had enrolled in Total Lens Care, generating $4,576,601 in fees for the year ended December 31, 1995. Presently, 65% of the patients renew their TLC memberships as they expire.

EXTENDED SERVICE PROGRAMS

       The Company administers approximately 6,900 individual ophthalmic practitioners' extended service programs which entitle enrolled patients to receive certain goods and services at discounted costs. At December 31, 1995, approximately 310,000 patients were enrolled in such programs. Revenues for the same period amounted to $1,874,111.

       In 1990, the Company introduced Vision Care Advantage (VCA), an eye care cost containment program offered nationwide to employers, unions and groups. In exchange for an enrollment fee, VCA members receive specified ophthalmic goods and services at discounted costs from a panel of approximately 4,500 participating practitioners. For the period ended December 31, 1995, revenues amounted to $132,976.

CONTACT LENSES

       In order to take advantage of its purchasing power, in 1990 the Company opened the RLI Service Center which purchases contact lenses at wholesale costs for distribution to RLI Insurance Company and private practitioners. In 1992, the Company opened a distribution center in southern California to better compete in the west-coast market. Consolidated revenue from contact lens distribution out of all sites was $19,268,768 in soft lenses and $1,285,730 in RGP lenses in 1995.

OPHTHALMIC LENS LAB

       As a result of the acquisition of Target Industries, RLI Vision now operates its own spectacle Rx laboratories. In 1995, spectacle Rx revenue was $3,376,972, up 9% over 1994.

RLISYS PRACTICE AUTOMATION SYSTEMS

       The Company's office automation software, formally known as RLISYS, is designed to assist ophthalmic practitioners in the management of their patient, accounting, insurance and marketing records. In 1993, the Company ceased offering hardware to complement the software and adopted a monthly licensing pricing structure. The Company is the single largest provider of ophthalmic software and has installed over 3,000 systems in eyecare professionals' offices throughout the United States. The Company provides users with training, support and supplies for their systems. In addition, the Company continually evaluates the system and develops enhancements designed to meet the changing needs of the ophthalmic community.

COMPETITION AND INDUSTRY POSITION

       In regards to TLC and Extended Service, competition stems from ophthalmic practitioners who offer their own membership plans. These independently-operated programs are believed by the Company to be the largest source of competition.

       The contact lens distribution facilities operate in a very competitive market, with the cost of goods sold comprising nearly 79% of lens sales revenue. With such low margins, volume affects profitability. The Company believes that the total wholesale contact lens distribution market generates approximately $600 million in annual sales, $150 million (25%) of which is sold through distributors. The Company is one of approximately 50 distribution facilities in the United States. The Company's 1995 contact lens sales totaled $20,553,000.

       The Company considers itself the leader in office automation software, having captured 23% of the automated optometrist market. It is believed that the elimination of the large up-front purchase price and a switch to a monthly-licensing pricing structure, will make the RLISYS system much more affordable and enable the Company to increase its market share both through practitioners automating for the first time and practitioners converting to RLISYS from other software vendors.

                                     INVESTMENTS

       The investment portfolios of the Company are managed by an Investment Committee of the Board of Directors. The Company follows an investment policy that is reviewed quarterly and revised periodically.

       Investments of the highest quality and marketability are critical for preserving claims paying ability. Virtually all of RLI's fixed income investments are U.S. Government securities or AA or better rated taxable and tax exempt issues. Common stock portfolios are limited to securities listed on national exchanges and listed by the Securities Valuation Office of the National Association of Insurance Commissioners. The investment portfolio serves primarily as the funding source of loss reserves and secondly as a source of income. For these reasons, RLI's primary investment criteria are quality and liquidity, followed by yield.

       During 1995, operating cash flows were used to acquire fixed income instruments composed almost entirely of intermediate-term U.S. Government and Agency securities and municipal securities. The tax-exempt component of the fixed maturity portfolios increased $14.7 million, to $106.8 million; and comprises 36.1% of the Company's fixed maturity portfolios, unchanged from year end 1994. Net purchases of taxable U.S. Government and Government Agency securities amounted to $22.2 million in 1995; these taxable securities comprise 63.0% ($186.2 million) of the fixed income portfolios. Investment grade corporate securities in the fixed income portfolios totaled $2.7 million at the end of 1995, up slightly from the 1994 level of $2.5 million.

       Equity portfolios increased $49.9 million from $104.1 million at the end of last year to $154.0 million at the end of 1995. During 1995, net common equity investments totaling $15.5 million were purchased and pretax unrealized appreciation of equity securities totaled $34.4 million. Equity securities as a percentage of cash and invested assets increased to 32.4% at the end of 1995 from 24.5% at year end 1994. Combined cash and short-term investments decreased $35.5 million in 1995 to 5.3% of cash and total invested assets from 14.3% in 1994. The Company's short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

       RLI's mix of fixed income securities continues to be biased in favor of U.S. Government and Agency securities due to their high liquidity and almost risk-free nature. The mixture of tax-exempt and taxable instruments within the fixed income portfolios is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either U.S. Government, Agency, or high grade municipal debt instruments. As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top two grades of investment security quality by Standard & Poor's and Moody's (i.e. AAA and AA). Interest rate risk is minimized by the Company's policy of purchasing securities with limited call provisions.

       The Company follows a program of matching assets to anticipated liabilities to ensure its ability to hold securities until maturity. The Company's known debt and long-term accounts payable are added to the estimate of its unpaid losses and settlement expenses, by line of business. These anticipated liabilities are then factored against ultimate payout patterns and the resulting payout streams are fully funded with the purchase of fixed-income securities of like maturity. Management believes that interest rate risk can best be minimized by such asset/liability matching.


       Aggregate maturities for the fixed maturity securities are as follows:

  Maturity            Par      Amortized        Fair          Carrying
     Year           Value         Cost          Value           Value
  --------        --------     ----------    ----------     -----------
     1996      $17,670,000    $17,630,139    $17,788,259    $17,638,672
     1997       19,640,000     19,618,969     19,950,236     19,637,385
     1998       30,950,000     31,246,389     32,423,703     31,388,458
     1999       37,885,000     38,367,149     40,744,005     38,942,963
     2000       31,580,000     32,423,834     34,100,788     32,784,417
     2001       19,350,000     20,233,445     20,947,597     20,227,870
     2002       24,460,000     25,662,858     26,353,026     25,667,448
     2003       41,155,000     41,408,041     41,872,419     41,427,626
     2004       18,295,000     18,317,544     18,627,591     18,306,272
     2005       28,790,000     29,295,646     30,782,099     29,312,375
     2006        4,185,000      4,124,770      4,241,337      4,124,770




    2007        3,100,000      3,105,254      3,612,205      3,105,255
    2008          525,000        525,000        556,432        525,000
    2009        5,000,000      5,256,988      5,476,470      5,256,988
    2010        8,000,000      8,411,848      8,601,440      8,411,848
                ---------      ---------      ---------      ---------

             $290,585,000   $295,627,874   $306,077,607   $296,757,347
             ------------   ------------   ------------   ------------
             ------------   ------------   ------------   ------------




       Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value, except that a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. RLI Corp. has chosen to carry most of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until originally scheduled maturity. Consequently, fluctuations in the market value of most bonds are not reflected in the financial statements and do not affect shareholders' equity. At December 31, 1995, the Company's equity securities valued at $154.0 million, accounted for 32.4% of total cash and invested assets and 89.4% of the combined statutory surplus of its insurance subsidiaries. At December 31, 1995, net pretax unrealized capital appreciation of equity securities was $51.4 million.

       The Company's investment results are summarized in the following table:


                                   Year ended December 31,
                            -------------------------------------------

(Dollars in thousands)      1991      1992     1993      1994      1995
                            ----      ----     ----      ----      ----

Average invested
 assets (1)             $225,546  $260,616  $343,441  $410,058  $445,562
Investment
 income (2)(3)            12,742    13,483    16,857    20,133    22,029
Realized gains
 (losses) (3)              1,234       921       254   (3,595)       457
Change in unreal-
 ized appreciation/
 depreciation  (3)(4)      8,528     3,546     7,945   (5,749)    36,037
Annualized return
 on average
 invested assets           10.0%      6.9%      7.3%      2.6%     13.1%


(1) Average of amounts at beginning and end of each year.
(2) Investment income, net of investment expenses, including non-debt interest expense.
(3) Before income taxes.
(4) Relates to available-for-sale fixed maturities and equity securities.


                                      REGULATION

       STATE REGULATION

       The Company's insurance subsidiaries are highly regulated by insurance regulators in their states of incorporation as well as the states in which they do business. Such regulations, among other things, limit the amount of dividends and other distributions the subsidiaries can pay without prior approval of the insurance department in the states in which they are physically and/or commercially domiciled, and impose restrictions on the amount and type of investments they may have. Certain states also regulate the rates insurers may charge for certain property/casualty products.

       These regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced through the granting and revoking of licenses to do business, licensing of agents and brokers, monitoring of trade practices, policy form approval, fair and equitable premium and commission rates, and minimum reserve and capital requirements. The procedures are administered by the various state departments of insurance and are supplemented by periodic reporting procedures and periodic examinations.

       The quarterly and annual financial reports to the states utilize accounting principles which are different than the generally accepted accounting principles used in shareholders' reports. The statutory accounting principles, in keeping with the intent to assure policyholder protection, are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going concern concept.

       Under the laws of most states and provinces, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may, among other things, require a firm operate in the state through a corporation. In a few states and provinces, licenses are issued only to individual residents or locally-owned business entities. In such cases, the Company has arrangements with residents or business entities licensed to act in the state.

       As an insurance holding company, RLI Corp. is subject to regulation by the states in which its insurance subsidiaries are domiciled or transact business. Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to it financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair, and the insurer's policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

       CALIFORNIA EARTHQUAKE AUTHORITY--The California Insurance Commissioner has been authorized to establish a state residential earthquake program. The most recent proposals for the program include industry participation, investment of private capital and reinsurance commitments. As the Company writes an insignificant amount of residential homeowner's insurance, it does not appear that the legislation will impact the Company in any significant manner.

       PROPOSITION 103 (RATE ROLLBACK INITIATIVE)--In November 1988, California voters approved Proposition 103, which requires insurance premium rates for certain lines of business to be rolled back twenty percent (20%) from the rates in effect in November 1987. As a result, in 1994 and 1993, the Company reduced pretax earnings by $71,280 and $416,400, respectively. No additional provision was made during 1995. The above amounts include interest for 1994 and 1993 in the amount of $71,280 and $259,200, respectively. The total amount of deferred premiums and interest accrued as of December 31, 1995, was $2.5 million.

The state of California maintains that the Company is not in compliance with Proposition 103 and that the required amount of premiums to be returned is $6.5 million plus accrued interest. The Company maintains it had reduced rates by 20% or more on its most significant lines of business. This reduction is at issue with the California Department of Insurance. While it is impossible to predict the outcome, Management believes that the amount accrued is adequate to cover the ultimate rollback, if any. The matter has been set for hearing in March of 1996.

       ASSESSMENTS AGAINST INSURERS

       Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses covered by insolvent insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Recent financial difficulties of insurance companies increase the probability of assessments under these laws. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company generally accrues the full amount of the assessment upon notification.

       LEGISLATION AT FEDERAL LEVEL

       Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefits regulation, limitation on anti-trust immunity, minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance business. The Company is monitoring the following federal proposals:

       NATURAL DISASTER ACT--Recent natural disasters such as Hurricane Andrew, the Midwestern floods and the Northridge Earthquake have sparked debate on the best way to provide affordable insurance coverage for such events. At this time, the Company supports the proposed Natural Disaster Act as the most desirable alternative.

       MCCARRAN-FERGUSON ACT--The repeal of the McCarran-Ferguson Act has long been a topic of considerable debate. Congress has conducted numerous hearings on the issue, but has taken no action. The current legislature is inclined to drop the proposal.

       SUPERFUND REFORM (ENVIRONMENTAL LIABILITY)--Environmental liability and the methods of funding the cleanup of polluted sites received considerable attention in Congress during 1995. The Superfund Reform '95 Coalition lobbied for reform of the original law including full repeal of the retroactive liability standard. In the past, insurance industry supporters have suggested a general tax on all insurers to pay for the cleanup rather than requiring retroactive liability. The Company would not be significantly affected by any retroactive tax assessments since the Company did not write a large volume of liability insurance prior to 1984. However, if a tax is levied against current liability writers for prior pollution losses, the Company could have some tax exposure.

       NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS

       The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus.

       The NAIC has developed Property-Casualty Risk-Based Capital (RBC) standards that relate an insurer's reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written, and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The RBC standards became effective for 1994 annual statement filings. The Company continues to monitor its subsidiaries' internal capital requirements and the NAIC's RBC developments. The Company has determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels. Management believes that its capital levels are sufficient to support the level of risk inherent in its operations.

                            AGENCY LICENSES AND TRADEMARKS

       Replacement Lens Inc. and RLI Insurance Agency Ltd., or their designated employees, must be licensed to act as resident or non-resident brokers or agents by regulatory authorities in the states or provinces in which they operate.

       Replacement Lens Inc. obtained service mark registration of the letters "RLI" in 1978 and currently maintains such registration in 47 states. Such registration protects the mark from deceptively similar use by the Company's competitors. The duration of this registration is ten years for all states except three in which registration is limited to five years unless renewed. Duration of the registration in the State of Wisconsin is twenty years.

                                      CLIENTELE

       No significant part of the Company's or its subsidiaries' business is dependent upon a single client or upon a very few clients, the loss of any one of which would have a material adverse effect on the Company.


                                      EMPLOYEES

       The Company employs a total of 570 associates. Of that total, 222 work for RLI Vision Corp. and 348 work for RLI Insurance Company. Of the 570 total associates, 57 are part-time and 513 are full-time.

(d)    Financial Information about Foreign and Domestic Operations and Export
       Sales.

       For purposes of this discussion, foreign operations are not considered material to the Company's overall operations.

ITEM 2.PROPERTIES

       The Company owns a two-story, 80,000 square foot building in Peoria, Illinois, which serves as the Corporate Headquarters for RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company. Two RLI Insurance Company Branch Offices also lease office space in this building.

       Located on the same 29.2 acre campus, is a 2,500 square foot facility leased to a day care facility, and a 600 square foot condominium, attached to the day care building.

       The Company also owns a 12,800 square foot building near the headquarters building. Nearly 9,800 square feet of this building are used as warehouse storage for records and equipment. The remaining 3,000 square feet is leased to RLI Vision Corp., as a part of its contact lens distribution center.

       In addition, the Company owns a 19,000 square foot building near the headquarter building that is leased to RLI Vision Corp., which is used as the subsidiary's headquarters.

       RLI Vision Corp. also owns a 16,000 square foot building located in Cohasset, Massachusetts, a 2,700 square foot office condominium building located in Bedford, Massachusetts, and a 3,000 square foot building located in Lewistown, Maine, as well as the 10 acres on which these buildings are located.

       All other operations of RLI Corp. lease the office space which they need in various locations throughout the country.


Item 3. LEGAL PROCEEDINGS

       The Company is involved in certain legal proceedings and disputes considered by management to be ordinary and incidental to the business or which have no foundation in fact. Management believes that valid defenses exist as to all such litigation and disputes, and is of the opinion that these will not have a material effect on the Company's consolidated financial statements.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Refer to the Corporate Data on page 53 of the Annual Report to Shareholders for the year ended December 31, 1995 attached in Exhibit 13.


Item 6. SELECTED FINANCIAL DATA

       Refer to the Selected Financial Data on pages 22 through 23 of the Annual Report to Shareholders for the year ended December 31, 1995 attached in
Exhibit 13.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 31 of the Annual Report to Shareholders for the year ended December 31, 1995 attached in Exhibit 13.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Refer to the consolidated financial statements and supplementary data included on pages 32 through 49 of the Annual Report to Shareholders for the year ended December 31, 1995 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 27.)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.


                                       PART III

Items 10 to 13.

       Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 13, inclusive, have not been restated or answered since the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement involves the election of directors. The information required in these items 10 to 13, inclusive, is incorporated by reference to that proxy statement.


                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (l-2) Consolidated Financial Statements and Schedules. See Index to Financial Statements and Schedules attached.

       (3) Exhibits.  See Exhibit Index on page 27.

(b)    No reports on Form 8-K were filed during the last quarter of 1995.

(c)    Exhibits.  See Exhibit Index on page 27.

(d) Financial Statement Schedules. The schedules included on attached pages 28 through 38 as required by Regulation S-X are excluded from the Company's Annual Report to Shareholders. See Index to Financial Statements and Schedules on page 27. There is no other financial information required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:    /s/Joseph E. Dondanville
    ------------------------------------
         J. E. Dondanville
         Vice President, Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  March 7, 1996
      ----------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/Gerald D. Stephens
    ------------------------------------
         G. D. Stephens, President
         (Principal Executive Officer)

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Joseph E. Dondanville
    ------------------------------------
         J. E. Dondanville, Vice President,
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Gerald D. Stephens
    ------------------------------------
         G. D. Stephens, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Bernard J. Daenzer
    ------------------------------------
         B. J. Daenzer, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Richard J. Haayen
    ------------------------------------
         R. J. Haayen, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/William R. Keane
    ------------------------------------
         W. R. Keane, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Gerald I. Lenrow
    ------------------------------------
         G. I. Lenrow, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/John S. McGuinness
    ------------------------------------
         J. S. McGuinness, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Edwin S. Overman
    ------------------------------------
         E. S. Overman, Director

Date:  March , 1996
      ----------------------------------
               * * * * *

By:    /s/Edward F. Sutkowski
    ------------------------------------
         E. F. Sutkowski, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

By:    /s/Robert O. Viets
    ------------------------------------
         R. O. Viets, Director

Date:  March 7, 1996
      ----------------------------------
                * * * * *

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                             Reference (Page)

DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                     28

Schedules:
I.   Summary of Investments - Other than Investments
     in Related Parties at December 31, 1995.                       29

II.  Condensed Financial Information of Registrant
     for the three years ended December 31, 1995.              30 - 34

III. Supplementary Insurance Information for the
     three years ended December 31, 1995.                      35 - 36

IV.  Reinsurance for the three years ended
     December 31, 1995.                                             37

V.   Valuation and Qualifying Accounts                              38

VI.  Supplemental Information Concerning Property-
     Casualty Insurance Operations for the three
     years ended December 31, 1995.                            35 - 36


    Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 25, 1996, we reported on the consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index.
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and in 1993 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                           KPMG Peat Marwick LLP

Chicago, Illinois
January 25, 1996

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                                  IN RELATED PARTIES

                                  DECEMBER 31, 1995



Column A                                                           Column B             Column C          Column D

                                                                                                           Amount
                                                                                                          at Which
                                                                                                          Shown in
                                                                                         Fair            the Balance
Type of Investment                                                  Cost(1)              Value              Sheet
-------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  Held-to-maturity
   United States government and government agencies
    and authorities                                           $148,846,846        $156,517,125        $148,846,846
   States, municipalities and political subdivisions           102,292,482         103,931,411         102,292,482
   Foreign governments                                             498,208             509,260             498,208
-------------------------------------------------------------------------------------------------------------------------

  Total held-to-maturity                                       251,637,536         260,957,796         251,637,536
-------------------------------------------------------------------------------------------------------------------------

 Available-for-sale
  United States government and government agencies
   and authorities                                              33,730,335          34,767,197          34,767,197
  All other corporate bonds                                     10,260,003          10,352,614          10,352,614
-------------------------------------------------------------------------------------------------------------------------

  Total available-for-sale                                      43,990,338          45,119,811          45,119,811
-------------------------------------------------------------------------------------------------------------------------

  Total fixed maturities                                       295,627,874         306,077,607         296,757,347
-------------------------------------------------------------------------------------------------------------------------

Equity securities, available-for-sale:
 Common stock:
  Public utilities                                              34,002,905          47,747,375          47,747,375
  Banks, trusts and insurance companies                          9,353,637          15,684,039          15,684,039
  Industrial, miscellaneous and all other                       59,224,292          90,526,121          90,526,121
-------------------------------------------------------------------------------------------------------------------------

 Total equity securities                                       102,580,834         153,957,535         153,957,535
-------------------------------------------------------------------------------------------------------------------------

Short-term investments                                          23,874,732          23,874,732          23,874,732
-------------------------------------------------------------------------------------------------------------------------

 Total investments                                            $422,083,440        $483,909,874        $474,589,614
-------------------------------------------------------------------------------------------------------------------------


Note: See notes 1D and 2 of Notes to Consolidated Financial Statements.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               CONDENSED BALANCE SHEETS

                              DECEMBER 31, 1994 AND 1995

                                                                1994           1995
                                                           (restated)
------------------------------------------------------------------------------------
ASSETS

Cash                                                     $  1,426,075  $    236,902
Investments in consolidated subsidiaries, at equity       173,544,318   199,299,589
Equity securities available-for-sale, at fair value
 (Cost--$6,897,359 in 1994 and $6,667,195 in 1995)          6,369,104     8,138,847
Investment in Rabbi Trust                                   1,717,187     2,817,965
Deferred debt costs                                         1,052,030       928,865
Income taxes recoverable                                    2,556,129       537,838
Property and equipment                                      1,119,976     1,090,713
Other assets                                                  288,507       238,615
------------------------------------------------------------------------------------
  Total assets                                           $188,073,326  $213,289,334
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                                $   911,666  $  1,163,723
 Notes payable, short-term                                                2,800,000
 Long-term debt:
  Convertible debentures                                   46,000,000    46,000,000
  Industrial development bonds                              6,255,000
 Deferred compensation--Rabbi Trust                         1,717,187     2,817,965
 Interest payable--Convertible debentures                   1,265,000     1,265,000
 Other liabilities                                            754,512       634,930
------------------------------------------------------------------------------------

  Total liabilities                                        56,903,365    54,681,618
------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock ($1 par value, authorized
  12,000,000 shares, issued 6,762,905 shares
  in 1994 and 8,453,449 in 1995)                            6,762,905     8,453,449
 Other shareholders' equity                               127,807,805   153,544,590
 Treasury shares at cost (604,015 shares in 1994
  and 602,567 shares in 1995)                              (3,400,749)   (3,390,323)
------------------------------------------------------------------------------------
Total shareholders' equity                                131,169,961   158,607,716
------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $188,073,326  $213,289,334
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


See notes to condensed financial information.

NOTE: See also Notes to Consolidated Financial Statements.

                              RLI CORP. AND SUBSIDIARIES

                           CONDENSED STATEMENTS OF EARNINGS

                               YEARS ENDED DECEMBER 31,


                                                                          1993           1994           1995
                                                                     (restated)     (restated)
-------------------------------------------------------------------------------------------------------------------------

Net investment income (expense)                                     $    62,362     $  146,815      $  69,603
Selling, general, and administrative expenses                         1,679,686      2,845,289      2,093,019
Interest expense on debt                                              1,855,697      3,431,464      3,347,378
---------------------------------------------------------------------------------------------------------------------------
                                                                    (3,473,021)    (6,129,938)    (5,541,278)
Income tax benefit                                                  (1,499,612)    (2,312,907)    (2,147,995)
---------------------------------------------------------------------------------------------------------------------------
Net loss before equity in net earnings of subsidiaries
 and cumulative effect of accounting change                         (1,973,409)    (3,817,031)    (3,393,283)
Equity in net earnings (loss) of subsidiaries                        17,014,460      (958,840)     11,342,824
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before cumulative effect of accounting change    15,041,051    (4,775,871)      7,949,541
Cumulative effect to January 1, 1993 of initial application of
 SFAS 109 "Accounting for Income Taxes"                                 906,576
----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                               $15,947,627   $(4,775,871)     $7,949,541
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------




See notes to condensed financial information.

NOTE: See also Notes to Consolidated Financial Statements.

                              RLI CORP. AND SUBSIDIARIES

                          CONDENSED STATEMENTS OF CASH FLOWS

                               YEARS ENDED DECEMBER 31,



                                                                          1993           1994           1995
                                                                         (restated) (restated)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Losses before equity in net earnings of subsidiaries             $ (1,066,833)  $ (3,817,031)   $(3,393,283)

 Adjustments to reconcile net losses to net
  cash provided by operating activities:
  Write-down of investments                                              10,000          9,597
  Other items, net                                                      (9,988)        445,597      (407,586)
  Change in:
    Affiliate balances payable                                         (33,356)       (10,058)        135,916
    Federal income taxes                                            (1,349,388)    (1,034,695)      1,658,597
    Deferred debt costs                                             (1,187,938)        135,908        123,165
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                             (3,637,503)    (4,270,682)    (1,883,191)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale                             (5,380,075)    (1,995,106)      (857,883)
  Property and equipment                                               (85,888)    (1,054,894)        (9,600)
 Sale of:
  Equity securities, available-for-sale                                 300,000        433,263      1,004,380
 Capital contributions to subsidiaries                             (32,500,000)
 Cost of investment in related parties                              (4,765,619)
 Cash dividends received-subsidiaries                                 2,768,947      6,340,282      7,823,965
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities              (39,662,635)      3,723,545      7,690,862
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments on debt                                                                    (745,000)    (6,255,000)
 Proceeds from issuance of debt                                      46,000,000                     2,800,000
 Fractional share paid                                                                                  4,010
 Treasury shares reissued                                             4,043,970      2,513,375         33,667
 Cash dividends paid                                                (3,132,338)    (3,461,217)    (3,849,521)
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                46,911,632    (1,692,842)    (7,266,844)
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                     3,611,494    (2,239,979)    (1,189,173)
Cash at beginning of year                                                54,560      3,666,054      1,426,075
----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $ 3,666,054    $ 1,426,075     $  236,902
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------



Interest paid on outstanding debt for 1993, 1994, and 1995 amounted to $682,500, $3,345,714, and $3,372,479, respectively.

See notes to condensed financial information.

NOTE: See also Notes to Consolidated Financial Statements.

                              RLI CORP. AND SUBSIDIARIES

                                     SCHEDULE II

              CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of RLI Corp. and subsidiaries (the Company).

(1)  Significant Event

In September 1995, the Company strengthened loss reserves related to the January 17, 1994 Northridge Earthquake. While relatively minor development had occurred throughout the first six months of 1995, the third quarter claim-by-claim review indicated that greater future development was likely. The overall 1995 impact from the Northridge Earthquake was a reduction to after-tax earnings by $18.6 million or $2.37 per share.

The additional development resulted, in part, from hidden damages and increased business interruption losses on the Company's excess policies which, in 1994, were estimated by adjusters to be well within coverage limits of the primary and underlying excess layers. Also contributing to the increased development were unanticipated building code enactments, escalating construction costs, and the impact of reopened claims as a result of the involvement of public adjusters.

(2)  Convertible Debentures

On July 28, 1993, RLI Corp. issued $46.0 million of 6.0% convertible debentures which mature July 15, 2003 and pay interest semi-annually. RLI Corp. received $45,080,000 in net proceeds from the issue of which $30,500,000 was contributed to the insurance subsidiaries and $2,000,000 to RLI Vision Corp., the ophthalmic subsidiary. The balance has been retained for general corporate purposes. RLI Corp. incurred underwriting and related costs associated with the issuance of the debentures of $1,245,000 which will be amortized over a 120-month period.

(3)  Acquisition

On May 4, 1995, RLI Vision Corp. (formerly known as RLI Professional Technologies, Inc.), a wholly-owned subsidiary of RLI Corp., acquired through merger, Target Industries, Inc., a wholesale optical goods distributor of contact lenses, Rx spectacles, frames and sunglasses, located in Cohasset, Massachusetts. As consideration, RLI Corp. issued 313,500 shares of its common stock. The combined enterprise is now doing business under the name of RLI Vision Corp. This business combination has been accounted for as a pooling-of-interests. The consolidated financial statements and related financial information for periods prior to the combination have been restated to include the accounts and results of operations of Target Industries, Inc.

(4)  Income Taxes

The Company files a consolidated income tax return. Tax provisions for 1993, 1994, and 1995 were computed and apportioned to the subsidiaries on the basis of separate tax return liabilities.

The Company adopted SFAS 109, "Accounting for Income Taxes" as of January 1, 1993. The cumulative effect of this change allocated to RLI Corp. of $906,576 is shown as a separate component on the RLI Corp. income statement. The cumulative effect of the charge allocated to the subsidiaries of $758,424 is included in the "Equity in net earnings of subsidiaries."

(continued)
                                          33

                              RLI CORP. AND SUBSIDIARIES

                                     SCHEDULE II

              CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


(5)  Deferred Compensation

The Company has a directors deferred compensation plan, and excess ESOP plan for key employees, through which shares of RLI Corp. common stock are purchased by the Company for the directors and key employees. In 1993, the Company funded these plans by establishing Rabbi Trusts. Since the assets of the Rabbi Trusts are subject to claims of the Company's general creditors, such assets are recorded as "Investment in Rabbi Trusts" in the accompanying balance sheet. A corresponding liability for the same amount, which represents the Company's liability to its directors and key employees, is reflected as "Deferred Compensation--Rabbi Trusts."

(6)  Stock Split

In the second quarter of 1995, the Company announced a 5-for-4 stock split. Share and per share data have been restated to reflect the impact of the split.

                              RLI CORP. AND SUBSIDIARIES

                  SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                  SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS

                    YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995



  Column A                         Column B     Column C (1)    Column E (1)    Column F       Column H
                                                                                               Incurred
                                   Deferred         Unpaid                                     Losses and
                                    policy       losses and                                   settlement
                                   acquisition   settlement       Unearned      Premiums       expenses
   Segment                            costs     expenses, net  premiums, net     earned       Current year
------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1993

RLI Insurance Group              $18,722,395   $165,558,994    $72,362,259   $125,989,278   $ 81,589,111
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1994

RLI Insurance Group              $19,208,212   $195,229,244    $78,839,454   $140,184,488   $100,534,321
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1995

RLI Insurance Group              $15,806,911   $221,648,494    $75,824,217   $133,468,133   $ 62,618,745
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------




NOTE 1: The Company adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"), in the first quarter of 1993. This resulted in grossing up assets and liabilities for ceded reinsurance recoverables on unpaid losses and ceded unearned premiums with no impact on earnings or shareholders' equity. Included above is unpaid losses and settlement expenses and unearned premiums net of applicable ceded amounts. See the consolidated balance sheets for gross and ceded amounts.

NOTE 2: Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

                              RLI CORP. AND SUBSIDIARIES

                  SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                  SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS
                                     (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995



  Column A                         Column H        Column I       Column J      Column K
                                   Incurred
                                  Losses and
                                  settlement       Policy          Other            Net
                                   expenses      acquisition      operating      Premiums
   Segment                        Prior year         costs       expenses        written
---------------------------------------------------------------------------------------------------
Year ended
 December 31, 1993

RLI Insurance Group             $(1,851,708)    $27,640,459    $15,062,838   $143,531,051
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


Year ended
 December 31, 1994

RLI Insurance Group              $ 1,107,345    $47,106,098    $15,142,384   $146,661,684
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


Year ended
 December 31, 1995

RLI Insurance Group              $23,271,250    $43,042,045    $14,470,053   $130,452,895
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------




                              RLI CORP. AND SUBSIDIARIES

                               SCHEDULE IV--REINSURANCE

                          FOR THE YEARS 1993, 1994, AND 1995


  Column A                       Column B               Column C             Column D               Column E             Column F

                                                                                                                       Percentage
                                                        Ceded to             Assumed                                    of Amount
                                    Gross                Other             From Other                  Net             Assumed to
                                   Amount              Companies            Companies                 Amount              Net
--------------------------------------------------------------------------------------------------------------------------------
1993
--------------------------------------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned            $233,757,304           $108,272,489             $504,463           $125,989,278                  .4%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


1994
--------------------------------------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned            $265,453,514           $125,458,397             $189,371           $140,184,488                  .1%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


1995
--------------------------------------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned            $264,651,370           $131,771,599             $588,362           $133,468,133                  .4%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                              RLI CORP. AND SUBSIDIARIES

                    SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 3, 1993, 1994, AND 1995



          Column A                 Column B            Column C                   Column D                 Column E

                                  Balance at           Amounts                                              Balance
                                 beginning of         charged to         Amounts            Amounts          at end
                                   period              expense         written-off         commuted        of period
------------------------------------------------------------------------------------------------------------------------------------

1993  Allowance for
      insolvent reinsurers       $15,380,668          $1,163,278        $    (2,234)     $  (939,564)     $15,602,148


1994  Allowance for
      insolvent reinsurers       $15,602,148          $1,000,000        $(1,054,748)              --      $15,547,400


1995  Allowance for
      insolvent reinsurers       $15,547,400          $  613,296           $261,373      $   (85,923)     $16,336,146


                                    EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION OF DOCUMENT     REFERENCE (PAGE)

 2.1         Plan of Reorganization      Incorporated by reference to the
             and Agreement of Merger     Company's Quarterly

                                         Form 10-Q for the First Quarter
                                         ended March 31, 1993.

 2.2         Articles of Merger          Incorporated by reference to the
                                         Company's Quarterly
                                         Form 10-Q for the Second Quarter ended
                                         June 30, 1993.

 3.1         Articles of incorporation   Incorporated by reference to the
                                         Company's Quarterly Report
                                         on Form 10-Q for the Second Quarter
                                         ended June 30, 1993.

 3.2         By-Laws
                                         Incorporated by reference to the
                                         Company's Quarterly Report
                                         on Form 10-Q for the Second Quarter
                                         ended June 30, 1993.

 4.1         Indenture dated July        Incorporated by reference to the
             28, 1993 between the        Company's Registration
             Company and Norwest Bank    Statement on Form S-3 filed on
                                         July 21, 1993.

             Minnesota, National
             Association as Trustee

 10.1        Executive Achievement       Incorporated by reference to the
             Target Salary Plan          Company's Registration
                                         Statement on Form S-2 filed on
                                         August 22, 1985,
                                         File No. 0-6612.

 10.2        The William R. Keane/       Incorporated by reference to the
             RLI Corp. Director          Company's Registration
             Deferred Compensation       Statement on Form 10-Q for the Second
             Plan                        Quarter ended June 30, 1993.

 10.3        The RLI Corp. Directors'    Incorporated by reference to the
             Irrevocable Trust           Company's Registration
             Agreement                   Statement on Form 10-Q for the Second
                                         Quarter ended June 30, 1993.

 10.4        Key Employee Excess         Incorporated by reference to the
             Benefit Plan for            Company's Annual Form 10-K/A for the
             Gerald D. Stephens          year ended December 31, 1992.

 10.5        RLI Corp. Incentive         Incorporated by reference to Company's
             Stock Option Plan           Registration Statement on Form S-8
                                         filed on March 11, 1996, File
                                         No. 333-01637


 10.9        Reinsurance Agreements      Incorporated by reference to the
             between the Company and     Company's Annual Form 10-K/A for the
             American Re-Insurance       year ended December 31, 1992.
             Company

 10.10       Reinsurance Agreements      Incorporated by reference to the
             between the Company and     Company's Annual Form 10-K/A
             Lloyds of London            for the year ended December 31, 1992.

 10.11       Reinsurance Agreements      Incorporated by reference to the
             between the Company         Company's Annual Form 10-K/A for the
             and NAC Reinsurance Corp.   year ended December 31, 1992.

 11.0        Statement re computation    Attached page 41.
             of per share earnings

 13.1        Refer to the Annual         Attached Exhibit 13.
             Report to Shareholders
             for the year ended
             December 31, 1995, pages
             22-49 and 53.

EXHIBIT NO.  DESCRIPTION OF DOCUMENT   REFERENCE (PAGE)

 21.1        Subsidiaries of the       Attached page 42.
             Registrant


 23.1        Consent of KPMG Peat       Attached page 43.
             Marwick LLP

 23.2        Consent of KPMG Peat       Incorporated by reference to the
             Marwick LLP                Company's Registration
                                        Statement on Form S-3 filed
                                        July 21, 1993.

 23.3        Consent of Kirkland &
             Ellis Incorporated by reference to the Company's Registration Statement on Form S-3 filed July 21, 1993.

 24.1        Powers of Attorney         Incorporated by reference to the
                                        Company's Registration Statement on
                                        Form S-3 filed on July 21, 1993.

 27          Financial Data Schedule     Attached Exhibit 27

 29.1        Information from reports    Attached page 44
             furnished to state
             insurance regulatory
             authorities