Form 10-Q
period 1996-03-31
RLI CORP
filed 1996-05-14
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              March 31, 1996
                           -------------------------------------------

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

  As of May 6, 1996 the number of shares outstanding of the registrant's Common Stock was 7,935,776.

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                               Ended March 31,

                                               1995           1996
                                            (Restated)
                                           -----------     -----------
Net premiums earned                         $35,562,960    $32,166,978
RLI Vision Corp. revenue                      8,732,501      8,822,975
Net investment income                         5,400,021      5,727,445
Net realized investment gains (losses)     (     29,391)       141,310
                                            -----------    -----------
                                             49,666,091     46,858,708
                                            -----------    -----------
Losses and settlement expenses               16,052,261     18,030,652
Policy acquisition costs                     12,922,619      8,001,329
Insurance operating expenses                  3,588,199      3,335,955
RLI Vision Corp. operating expenses           8,317,533      8,617,906
Interest expense on debt                        843,144        721,344
General corporate expenses                      693,750        735,042
                                            -----------    -----------
                                             42,417,506     39,442,228
                                            -----------    -----------
Earnings before income taxes                  7,248,585      7,416,480
Income tax expense                            1,911,654      1,900,583
                                            -----------    -----------
Net earnings                                $ 5,336,931     $5,515,897
                                           ============   =============
Net earnings per share:

  Primary                                         $0.68          $ .70
  Fully diluted                                   $0.60          $ .62

Weighted average number of
common shares outstanding

  Primary                                     7,849,434      7,906,856
  Fully diluted                               9,618,665      9,676,087

Cash dividends declared per common share          $0.12          $0.13





The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                  December 31,     March 31,
ASSETS                                                 1995          1996
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $251,637,536   $248,248,835
     Available-for-sale, at fair value              45,119,811     44,820,768
  Equity securities, at fair value                 153,957,535    162,362,343
  Short-term investments, at cost which
     approximates fair value                        23,874,732              0
                                                   -----------   -------------
  Total investments                                474,589,614    455,431,946
Cash                                                 1,196,926      5,267,770
Accrued investment income                            5,854,731      5,371,916
Premiums and reinsurance balances receivable        36,447,284     66,870,317
Ceded unearned premiums                             50,189,740     44,865,753
Reinsurance balances recoverable on unpaid losses  197,337,466    190,758,676
Deferred policy acquisition costs                   15,806,911     15,198,559
Property and equipment                              13,950,559     14,602,350
Income taxes  - current                              2,619,811        212,281
Other assets                                        16,654,099     15,099,902
                                                   -----------   ------------
             TOTAL ASSETS                         $814,647,141   $813,679,470
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $418,985,960   $415,894,171
   Unearned premiums                               126,013,957    122,572,084
   Reinsurance balances payable                     37,744,456     37,822,328
   Short-term debt                                   2,800,000              0
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
   Income taxes-deferred                             4,904,394      6,796,371
   Other liabilities                                19,590,658     14,871,626
                                                   -----------   ------------
             TOTAL LIABILITIES                     656,039,425    643,956,580
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  (8,453,449 shares issued
                 and outstanding)                    8,453,449      8,453,449
  Other shareholders' equity                       153,544,590    164,120,975

  Less: Treasury shares at cost
        (602,567 shares at 12/31/95)
        (517,673 shares at 3/31/96)                 (3,390,323)    (2,851,534)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            158,607,716    169,722,890
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $814,647,141   $813,679,470
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Three-Month Period
                                                       Ended March 31,
                                                 --------------------------
                                                      1995           1996
                                                  (Restated)
                                                 ------------   ------------
Net cash used in  operating activities         ($ 17,672,284) ($ 18,722,746)
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                           (27,749,451)  (  6,730,266)
  Investments sold                                          0      2,216,171
  Investments called or matured                     8,975,000      6,495,000
  Net decrease in
  short-term investments                           36,090,515     23,874,780
  Net property and equipment purchased            (   435,138)  (  1,384,490)
                                                  ------------   ------------
Net cash from investing activities                 16,880,926     24,471,195
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                              (  904,334)   ( 1,031,790)
  Payments on debt                                          0    ( 2,800,000)
  Change in contributed capital                             0      1,615,396
  Treasury shares reissued                                  0        538,789
                                                  ------------  ------------
Net cash (used in)
  financing activities                             (  904,334)   ( 1,677,605)
                                                  ------------  ------------
Net increase (decrease) in cash                    (1,695,692)     4,070,844
                                                  ------------  ------------
Cash at the beginning of the year                   8,185,806      1,196,926
                                                  ------------  ------------
Cash as of March 31                               $ 6,490,114   $  5,267,770
                                                  ============  ============









The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1995 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995.

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 1995 and 1996 are not necessarily indicative of the results of a full year.

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

    1995 per share data has been restated to reflect the 5/4 stock split that occurred on June 21, 1995.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1995 10-K Annual Report.


2. SIGNIFICANT EVENT - As previously reported in RLI Corp.'s Form 10-K filed for the period ended December 31, 1995, on May 4, 1995, RLI Professional Technologies, Inc., a wholly owned subsidiary of RLI Corp., acquired through merger, Target Industries, Inc., a wholesale optical goods distributor located in Cohasset, Massachusetts. As consideration, RLI Corp. issued approximately 313,500 shares of its common stock. The combined enterprise is now doing business under the name of RLI Vision Corp. This business combination has been accounted for as a pooling-of-interests. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Target Industries, Inc.

    The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                      Three Months
                                         Ended
                                     March 31, 1995
                                   ------------------
                                      (unaudited)

Net Sales Revenue:

RLI Corp.                               $44,742,974

Target
  Industries, Inc.                        4,923,117
                                        -----------

Combined                                $49,666,091
                                        ===========




                                      Three Months
                                         Ended
                                     March 31, 1995
                                   ------------------
                                      (unaudited)

Net income (loss):

RLI Corp.                             $ 5,216,908

Target
  Industries, Inc.                        120,023
                                      -----------

Combined                              $ 5,336,931
                                      ===========

Prior to the combination, Target Industries, Inc. fiscal year ended June 30. In recording the pooling-of-interests combination, Target Industries, Inc. financial information was adjusted to properly reflect a fiscal period ending December 31 for combination with RLI Corp.'s financial statements for the same period.

3. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 1995 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1995                                      -------    --------    ------
     RLI Insurance Group                     $ 35,563    $  3,000  $724,881
     RLI Vision Corp.                           8,733         417    15,984
     Net investment income                      5,400       5,400
     Net realized investment losses               (29)        (29)
     General corporate & interest expense           0      (1,539)   13,387
                                             --------   ---------  --------
     Consolidated                            $ 49,667    $  7,249  $754,252
                                             ========   =========  ========
    1996
     RLI Insurance Group                     $ 32,167    $  2,799  $784,446
     RLI Vision Corp.                           8,823         205    14,551
     Net investment income                      5,728       5,728
     Net realized investment gains                141         141
     General corporate & interest expense           -      (1,456)   14,682
                                             ---------  ---------  --------
     Consolidated                            $ 46,859    $  7,416  $813,679
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

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 72% of the Company's total revenue for the three months ended March 31, 1996.

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS
ENDED MARCH 31, 1995

Consolidated gross sales, which consist of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $78.1 million for the first three months of 1996, up 1.6% from the same period in 1995. This increase was primarily due to a 1.2% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Net investment income increased 6.1% while ophthalmic group sales were virtually flat. Consolidated revenue for the first three months of 1996 decreased $2.8 million, or 5.7%, from the same period in 1995. Net premiums earned in the first three months of 1996 were down 9.5% compared to the first three months of 1995 as property writings were down most of last year.

The net after-tax earnings for the first three months of 1996 totaled $5.5 million, $.70 per share, compared to $5.3 million, $.68 per share, for the same period in 1995. The increase in net earnings is attributable to continued strong underwriting results and increased net investment income through the first three months of 1996.


RLI INSURANCE GROUP

Gross premiums written for the first three months of 1996 totaled $63.4 million, compared to $62.7 million reported for the first three months of 1995. Property premiums increased to $30.8 million for the first quarter of 1996 compared to $23.6 million for the first quarter of 1995. This was offset by declines in the casualty lines due to discontinuation of the Aviation business as well as declines on other products such as Employers Excess Indemnity and General Liability due to unfavorable pricing and market conditions. Property writings in the first quarter of 1995 were lower partly due to the Group's efforts towards reducing catastrophe exposure and re-underwriting the fire book of business.

Net premiums written for the first three months of 1996 increased $7.6 million or 28.9% from the same period in 1995. Of this increase, $6.9 million was related to property business where a portfolio transfer of reinsurance resulted in premiums being ceded on an earned rather than written basis. Additionally, the sale of the Group's aviation business in January of 1995 involved the cession of all unearned premium reserves. This resulted in negative net written premiums of $3.2 million through the first quarter of 1995.

Net premiums earned of $32.2 million in the first quarter of 1996 represent a 9.5% decrease from the same period in 1995. This decrease is largely the result of the $2.5 million decline in property premiums earned as a result of reduced writings throughout most of 1995. Earned premiums on casualty business were virtually level for the first quarter of 1996 compared to 1995. Modest gains were realized on General Liability, Personal Umbrella, Commercial Umbrella and Surety. These were offset by declines on Employers Excess Indemnification and the discontinuation of some smaller and unprofitable lines of business.
                                      8

The Group's pretax earnings totaled $2.8 million for the first three months of 1996 compared to pretax earnings of $3.0 million for the same period in 1995. Earnings for the first quarter of 1996 were reduced by $2.5 million or $.20 per share due to winter storm losses on the east coast. Earnings for the first quarter of 1995 were reduced by $2.3 million or $.19 per share from flooding in California.

The GAAP combined ratio through the first three months of 1996 was 91.3 compared to 91.5 for the same period in 1995. The loss ratio increased from
45.1 for the first quarter of 1995 to 56.1 in the first quarter of 1996. This increase was mainly the result of more losses on non-catastrophe property business coinciding with reduced premiums earned on those same lines. The loss ratio increase was offset by a decline in the expense ratio from 46.4 for the first quarter of 1995 to 35.2 in the first quarter of 1996. This was largely the result of accruing contingent ceding commissions from reinsurers based on recent favorable loss results on the Group's California property programs.

RLI VISION CORP.

RLI Vision Corp., the Company's wholly-owned subsidiary that distributes a variety of vision care products, reported first quarter 1996 revenue of $8.8 million, which was level with the first quarter 1995. Revenues from ophthalmic products increased $249,000 or 3.8%, including contact lens and other distribution products, which increased $202,000 or 3.6%; and manufacturing of spectacle and RGP lenses, which increased overall $50,000 or 5.0%. Increases were also seen in the License Fees from RLISYS practice management software of $65,000 or 22.1% over 1995, as well as an increase of $130,000 for the Vision Care Advantage (VCA) managed care product, for which a heavy marketing emphasis began during the latter half of 1995. Continued growth is expected with these products. Revenues from third party administration products, including Total Lens Care (TLC) and Clear Advantage decreased $380,000 or 21.6% from 1995. This decrease was due primarily to the continued downward trend of these services throughout the ophthalmic industry.

RLI Vision's pretax earnings for the first quarter 1996 decreased 50.6% to $206,000 from $415,000 in the same period in 1995. Although revenues for the ophthalmic products increased 3.8%, the cost of goods sold increased 6.5%, resulting in a decline in the gross margin for these products of $59,000 or 3.2%. Operating expenses remained fairly level at $3.5 million in 1996 as compared to 1995. This was partially due to a decrease of $102,000 in salaries and benefits; and a decrease of $36,000 in collection costs. Offsetting these declines were an increase in printing and supplies of $65,000; and an increase of $68,000 in marketing expenses, primarily due to the decline of marketing and advertising rebates received from lens manufacturers.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.7 million during the first three months of 1996, an increase of 6.1% over that reported for the same period in 1995. This increase is the result of a higher invested asset base from the prior year.

Invested assets at March 31, 1996 decreased by $19.2 million, or 4.0%, from December 31, 1995. Short-term investments and declined by $19.8 million from December 31, 1995 due primarily to the funding of reinsurance obligations and other first quarter operating needs. In addition, the Company recognized realized investment gains of $141,000 in the first three months of 1996 compared to realized investment losses of $29,000 in the first three months of 1995.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 99% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 1995 and 1996 are as follows:

                                1995               1996
                                ----               ----
   Taxable                      7.04%              6.93%
   Non-taxable                  5.21%              5.00%

Yields on taxable securities decreased through the first three months of 1996 due to lower interest rates on securities purchased during 1995. Available cash flows from operations and funds from maturing securities during 1995 were invested in lower yielding taxable and tax-exempt securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $6.9 million in the first three months of 1996 compared to net unrealized gains before tax of $7.9 million for the same period in 1995. Lower interest rates and a strong rally in the stock market during the first three months of 1995 caused the Company to record unrealized gains on its debt and equity holdings. During the first three months of 1996, the Company's equity securities continued their strong performance while debt securities were adversely impacted by higher interest rates. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $59.4 million and $52.5 million at March 31, 1996 and December 31, 1995, respectively.

Interest expense on debt obligations decreased to $721,344 for the first three months of 1996, a $121,800 drop from the same period in 1995. This reduction is due to the December 1, 1995 repayment of $5,440,000 on the City of Peoria industrial development bonds, a part of which was refinanced through short-term borrowings of $2.8 million. This short-term debt was repaid during the first quarter of 1996.


INCOME TAXES

The Company's effective tax rate for the first three months of 1996 and 1995 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1995 and 1996 as a result of the following:

                                            1995                  1996
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 2,537,005    35%     $ 2,595,768    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  351,788)  ( 5%)     (  380,214)    5%
  Dividends received deduction      (  264,501)  ( 4%)     (  299,150)    4%
  Dividends paid deduction          (   85,762)  ( 1%)     (   64,168)    1%
  Other items, net                      76,700     1%          48,347     1%
                                     ----------  ----      ----------   ----
Total tax benefit                  $ 1,911,654    26%     $ 1,900,583    26%


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

At March 31, 1996 the Company had short-term investments, cash and other investments maturing within one year, of approximately $26.5 million and additional investments of $118.5 million maturing within five years. The Company maintains two major sources of credit from two financial institutions: one $10.0 million secured line of credit and one $30.0 million line of credit. Both lines are unused at March 31, 1996.

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

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.


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




Date: May 14, 1996