Form 10-Q
period 1996-06-30
RLI CORP
filed 1996-08-06
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              June 30, 1996
                           -------------------------------------------

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

  As of August 6, 1996 the number of shares outstanding of the registrant's Common Stock was 7,936,441.

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                                Ended June 30,

                                               1995           1996

                                           -----------     -----------
Net premiums earned                         $33,226,482    $32,390,263
RLI Vision Corp. revenue                      9,011,315      9,152,528
Net investment income                         5,265,829      6,091,854
Net realized investment gains (losses)          136,542   (     36,190)
                                            -----------    -----------
                                             47,640,168     47,598,455
                                            -----------    -----------
Losses and settlement expenses               16,298,650     16,907,372
Policy acquisition costs                     10,168,476      7,505,677
Insurance operating expenses                  3,462,627      3,862,271
RLI Vision Corp. operating expenses           8,642,111      8,773,082
Interest expense on debt                        843,130        690,570
General corporate expenses                      601,931        853,523
                                            -----------    -----------
                                             40,016,925     38,592,495
                                            -----------    -----------
Earnings before income taxes                  7,623,243      9,005,960
Income tax expense                            2,143,424      2,625,298
                                            -----------    -----------
Net earnings                                $ 5,479,819     $6,380,662
                                           ============   =============
Net earnings per share:

  Primary                                         $0.70          $ .80
  Fully diluted                                   $0.62          $ .71

Weighted average number of
common shares outstanding

  Primary                                     7,849,434      7,935,776
  Fully diluted                               9,618,665      9,705,007

Cash dividends declared per common share          $0.13          $0.14




The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings (Continued)
                           (Unaudited)

                                           For the Six-Month Period
                                                Ended June 30,

                                               1995           1996
                                            -----------    -----------
Net premiums earned                         $68,789,442    $64,557,241
RLI Vision Corp. revenue                     17,743,816     17,975,503
Net investment income                        10,665,850     11,819,299
Net realized investment gains                   107,151        105,120
                                            -----------    -----------
                                             97,306,259     94,457,163
                                            -----------    -----------
Losses and settlement expenses               32,350,911    $34,938,024
Policy acquisition costs                     23,091,095     15,507,006
Insurance operating expenses                  7,050,826      7,198,226
RLI Vision Corp. operating expenses          16,959,644     17,390,988
Interest expense on debt                      1,686,274      1,411,914
General corporate expenses                    1,295,681      1,588,565
                                            -----------    -----------
                                             82,434,431     78,034,723
                                            -----------    -----------
Earnings before income taxes                 14,871,828     16,422,440
Income tax expense                            4,055,078      4,525,881
                                            -----------    -----------
Net earnings                                $10,816,750    $11,896,559
                                           ============   =============
Net earnings per share:

  Primary                                         $1.38          $1.50
  Fully diluted                                   $1.22          $1.32

Weighted average number of
common shares outstanding

  Primary                                     7,849,434      7,921,316
  Fully diluted                               9,618,665      9,690,547

Cash dividends declared per common share          $0.25          $0.27







The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                  December 31,     June 30,
ASSETS                                                 1995          1996
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $251,637,536   $250,781,087
     Available-for-sale, at fair value              45,119,811     44,133,044
  Equity securities, at fair value                 153,957,535    167,736,699
  Short-term investments, at cost which
     approximates fair value                        23,874,732     14,304,923
                                                   -----------   -------------
  Total investments                                474,589,614    476,955,753
Cash                                                 1,196,926              0
Accrued investment income                            5,854,731      5,787,879
Premiums and reinsurance balances receivable        36,447,284     67,653,450
Ceded unearned premiums                             50,189,740     50,298,581
Reinsurance balances recoverable on unpaid losses  197,337,466    183,376,512
Deferred policy acquisition costs                   15,806,911     15,823,056
Property and equipment                              13,950,559     14,412,393
Income taxes  - current                              2,619,811              0
Other assets                                        16,654,099     13,781,382
                                                   -----------   ------------
             TOTAL ASSETS                         $814,647,141   $828,089,006
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $418,985,960   $409,779,437
   Unearned premiums                               126,013,957    129,659,343
   Reinsurance balances payable                     37,744,456     37,297,172
   Short-term debt                                   2,800,000              0
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
   Income taxes-current                                      0        448,629
   Income taxes-deferred                             4,904,394      9,473,171
   Other liabilities                                19,590,658     19,067,112
                                                   -----------   ------------
             TOTAL LIABILITIES                     656,039,425    651,724,864
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  (8,453,449 shares issued
                 and outstanding)                    8,453,449      8,453,449
  Other shareholders' equity                       153,544,590    170,762,227
  Less: Treasury shares at cost
        (602,567 shares at 12/31/95)
        (517,673 shares at 6/30/96)                 (3,390,323)    (2,851,534)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            158,607,716    176,364,142
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $814,647,141   $828,089,006
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Six-Month Period
                                                       Ended June 30,
                                                 --------------------------
                                                      1995           1996
                                                  ------------   ------------
Net cash used in  operating activities            ($ 8,767,202)   ($2,717,481)
                                                  ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                           ( 55,722,553)  ( 18,247,840)
  Investments sold                                           0      4,683,628
  Investments called or matured                     18,872,715     10,200,000
  Net decrease in
  short-term investments                            45,738,452      9,569,858
  Net property and equipment purchased             (   786,702)  (  1,896,477)
                                                  ------------   ------------
Net cash from investing activities                   8,101,912      4,309,169
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                              ( 1,924,760)   ( 2,142,799)
  Payments on debt                                           0    ( 2,800,000)
  Change in contributed capital                    (     4,010)     1,615,396

  Treasury shares reissued                                   0        538,789
                                                   ------------  ------------
Net cash used in
  financing activities                             ( 1,928,770)   ( 2,788,641)
                                                   ------------   ------------
Net decrease in cash                               ( 2,594,060)   ( 1,196,926)
                                                  ------------    ------------
Cash at the beginning of the year                    8,185,806      1,196,926
                                                  ------------    ------------
Cash as of June 30                                $  5,591,746   $          0
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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month periods ended June 30, 1995 and 1996 are not necessarily indicative of the results of a full year.

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


2. SIGNIFICANT DEVELOPMENT - During the second quarter of 1996, the Company reached a tentative agreement with the California Insurance Department regarding the settlement of the Company's Proposition 103 liability. The final assessment has been set at $3.0 million, inclusive of return premiums and accrued interest. Through 1995, the Company had estimated and accrued its liability in the amount of $2.5 million. The additional charge of $500,000 has been reflected in second quarter 1996 earnings.

3. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 1995 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1995                                      -------    --------    ------
     RLI Insurance Group                     $ 68,789    $  6,296  $756,294
     RLI Vision Corp.                          17,744         784    16,059
     Net investment income                     10,666      10,666
     Net realized investment gains                107         107
     General corporate & interest expense           -      (2,982)   16,508
                                             --------   ---------  --------
     Consolidated                            $ 97,306    $ 14,871  $788,861
                                             ========   =========  ========
    1996
     RLI Insurance Group                     $ 64,557    $  6,914  $798,448
     RLI Vision Corp.                          17,976         585    15,383
     Net investment income                     11,819      11,819
     Net realized investment gains                105         105
     General corporate & interest expense           -      (3,001)   14,258
                                             ---------  ---------  --------
     Consolidated                            $ 94,457    $ 16,422  $828,089
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

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 68% of the Company's total revenue for the six months ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS
ENDED JUNE 30, 1995

Consolidated gross sales, which consist of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $167.6 million for the first six months of 1996, up 1.6% from the same period in 1995. This increase was due in part to a 1.1% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Additionally, net investment income for the first six months of 1996 increased 10.8%. Sales of RLI Vision Corp., however, remained virtually flat. Consolidated revenue for the first six months of 1996 decreased $2.8 million, or 2.9%, from the same period in 1995. Net premiums earned in the first six months of 1996 were down 6.2% compared to the first six months of 1995 as property writings were down most of last year.

The net after-tax earnings for the first six months of 1996 totaled $11.9 million, $1.50 per share, compared to $10.8 million, $1.38 per share, for the same period in 1995. The increase in net earnings is attributable to continued strong underwriting results and increased net investment income through the first six months of 1996.

RLI INSURANCE GROUP

Gross premiums written for the first six months of 1996 totaled $137.8 million, compared to $136.3 million reported for the first six months of 1995. Property premiums increased to $70.5 million for the first half of 1996 compared to $61.3 million for the first half of 1995. This increase was offset by declines in the casualty lines due to discontinuation of the Aviation business as well as declines on other products such as Employers Excess Indemnity and General Liability related to unfavorable pricing and market conditions. Property writings in the first half of 1995 were lower partly due to the Group's efforts towards reducing catastrophe exposure and re-underwriting the fire book of business.

Net premiums written for the first six months of 1996 increased $4.8 million or 7.7% from the same period in 1995. Of this increase, $4.7 million was related to property business where a portfolio transfer of reinsurance resulted in premiums being ceded on an earned rather than written basis.

Net premiums earned of $64.6 million in the first half of 1996 represent a $4.2 million or 6.2% decrease from the same period in 1995. This decrease is primarily the result of the $2.7 million decline in property premiums earned as a result of reduced writings throughout most of 1995. Additionally, earned premiums on casualty business declined $1.5 million for the first half of 1996 compared to 1995. Modest premium increases realized on the Company's General Liability, Personal Umbrella, Commercial Umbrella, and Surety books were offset by declines on Employer's Excess Indemnification and Directors and Officers Liability, as well as the discontinuation of some smaller and unprofitable lines of business.

The Group's pretax earnings totaled $6.9 million for the first six months of 1996 compared to pretax earnings of $6.3 million for the same period in 1995. Earnings for the first half of 1996 included losses of $2.2 million from winter storms on the east coast and $500,000 for Proposition 103 settlement. Earnings for the first half of 1995 included losses of $1.9 million from flooding in California and $3.8 million from Northridge Earthquake development.

The GAAP combined ratio through the first six months of 1996 was 89.3 compared to 90.8 for the same period in 1995. The loss ratio increased from 47.0 for the first half of 1995 to 54.1 in the first half of 1996. This change was mainly the result of increases to the overall reserving levels on the Company's General Liability book due to loss reserve study changes. The loss ratio increase was offset by a decline in the expense ratio from 43.8 for the first half of 1995 to 35.2 in the first half of 1996. This was largely the result of accruing contingent ceding commissions from reinsurers based on favorable loss results on the Group's California Property Programs.


RLI VISION CORP.

RLI Vision Corp., the Company's wholly-owned subsidiary that distributes a variety of vision care products reported revenue of $18.0 million for the six months ended June 30, up slightly from 1995. Ophthalmic product revenue grew by $503,000 or 3.7%. This included an increase in contact lens and other distributed products of $465,000 or 3.9% and an increase of $80,000 or 12% in the manufacturing of RGP lenses. In addition, Vision's practice management software, RLISYS, generated an increase of $171,000 or 21.8%. These increases were partially offset by a decrease in third party administration products of $441,000 or 13% from 1995, reflecting the continued downward trend of these services throughout the ophthalmic industry.

RLI Vision's pre-tax earnings for the six months ended June 30 decreased by $199,000 or 25.4%. Gross margin decreased by $336,000 or 4.3% from 1995, as the shift towards the lower margin distributed products continues. Partially offsetting the decrease in gross margin were operating expense reductions of $335,000 or 4.7% not including restructuring charges of $160,000 for the year which will not be re-occurring. In particular, cost reductions were realized in salaries and commissions, postage, and collection/bad debt expenses. These savings were partially offset by increased printing costs.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $11.8 million during the first six months of 1996, an increase of 10.8% over that reported for the same period in 1995. This increase is the result of a higher invested asset base from the prior year coupled with a decline in investment expenses during 1996.

Invested assets at June 30, 1996 increased by $2.4 million from December 31, 1995. Cash and other short-term investments declined by $10.8 million from December 31, 1995 due primarily to the funding of reinsurance obligations and other first half 1996 operating needs. In addition, the Company's investment gains remained relatively flat, recognizing $105,000 in investment gains for the first six months of 1996 compared to $107,000 for the same period in 1995.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 99% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six month periods ended June 30, 1995 and 1996 are as follows:

                                1995               1996
                                ----               ----
   Taxable                      6.88%              6.94%
   Non-taxable                  5.05%              5.00%

Yields on taxable securities increased through the first six months of 1996 due to the maturity of lower yielding securities from the portfolio. Yields on the tax-exempt portfolio are lower due to securities purchased in a lower interest rate environment during the second half of 1995.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $9.0 million through the first six months of 1996 compared to net unrealized gains before tax of $16.8 million for the same period in 1995. Lower interest rates and a strong rally in the stock market during the first six months of 1995 caused the Company to record significant unrealized gains on its debt and equity holdings. During the first six months of 1996, the Company's equity securities continued their strong performance while debt securities were adversely impacted by higher interest rates. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $61.5 million and $52.5 million at June 30, 1996 and December 31, 1995, respectively.

Interest expense on debt obligations decreased to $1.4 million for the first six months of 1996, a $300,000 drop from the same period in 1995. This reduction is due to the December 1, 1995 repayment of $5.4 million on the City of Peoria industrial development bonds, a part of which was refinanced through short-term borrowings of $2.8 million. This short-term debt was repaid during the first quarter of 1996.


INCOME TAXES

The Company's effective tax rate for the first six months of 1996 was 28% compared to 27% for the same period in 1995. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 1995 and 1996 as a result of the following:

                                            1995                  1996
                                       Amount      %          Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 5,205,140    35%     $ 5,747,854    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  661,897)  ( 4%)     (  750,458)  ( 4%)
  Dividends received deduction      (  563,848)  ( 4%)     (  592,993)  ( 4%)
  Dividends paid deduction          (  132,255)  ( 1%)     (  128,844)  ( 1%)
  Other items, net                     207,939     1%         250,322     2%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 4,055,079    27%     $ 4,525,881    28%


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

At June 30, 1996 the Company had short-term investments, cash and other investments maturing within one year, of approximately $35.4 million and additional investments of $117.6 million maturing within five years. The Company maintains two major sources of credit from two financial institutions: one $10.0 million secured line of credit and one $30.0 million line of credit. Both lines are unused at June 30, 1996.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months, including settlement of accrued but unpaid costs related to the Northridge Earthquake.


THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Consolidated gross sales increased $1.4 million, or 1.6%, to $89.5 million for the second quarter of 1996, compared to the same period in 1995. Gross sales of the insurance group remained relatively flat at $74.4 million, a 1.1% increase compared to the same period in 1995. During this same period, net investment income improved 15.7% over 1995 levels. Consolidated revenue for the second quarter 1996 decreased $41,000 from the same period in 1995. Net earnings for the second quarter of 1996 totaled $6.4 million, $.80 per share, compared to net earnings of $5.5 million, $.70 per share, for the same period in 1995. This increase is primarily the result of strong property underwriting profits and increased investment income.


RLI INSURANCE GROUP

Gross premiums written in the second quarter of 1996 totaled $74.4 million, a 1.1% increase from the second quarter of 1995. Property premiums advanced to $39.8 million for the second quarter of 1996 compared to $37.7 million for the same period in 1995. This increase was partially offset by declines in the casualty lines due to discontinuation of the Aviation business, as well as declines on other products such Employer's Excess Indemnity, and General Liability due to unfavorable pricing and market conditions. Net premiums written for the second quarter of 1996 declined 7.7% from 1995 levels. This decline is primarily attributable to the restructuring of the Company's reinsurance program in 1996. Increased reinsurance coverage purchased on the Company's property book has resulted in additional cessions to the Company's Difference-In-Condition and other property surplus treaties.

Premiums earned of $32.4 million for the quarter represent a 2.5% decrease from the second quarter of 1995. Earned premiums on the property book decreased 1.9% over 1995 levels. Increased writings during the first half of 1996 began to offset declines experienced as a result of lower property writings throughout 1995. Additionally, casualty premiums declined 2.9% due to the discontinuation of some smaller unprofitable lines and continued selective writing of the existing book.

The group's pre-tax earnings were $4.1 million for the second quarter of 1996 compared to pre-tax earnings of $3.3 million for the same period in 1995. The GAAP combined ratio decreased to 87.3 from 90.1 in the second quarter of 1995.

The loss and settlement expense component of the combined ratio increased to
52.2 from 49.1, as a result of reserve strengthening on the Company's casualty book. The operating expense component of the combined ratio, however, decreased to 35.1 from 41.0, primarily due to the accruing of contingent ceding commissions from reinsurers based on favorable loss results on the group's California property programs.


RLI VISION CORP.

For the second quarter 1996, RLI Vision posted revenue of $9.2 million, which was up 1.6% from second quarter 1995. Revenues from ophthalmic products increased $254,000 or 3.6%. Software license fees increased by $50,000 or 15% over 1995. In addition, revenues for the Vision Care Advantage (VCA) managed care product, increased by $79,000 from 1995. Revenues from third party administration products, including Total Lens Care (TLC) and Clear Advantage decreased $270,000 or 17%.

RLI Vision's pre-tax earnings for the second quarter 1996 increased $13,000 or 3.5% from 1995. This increase was primarily due to continued operating cost reductions which resulted in a decrease in operating expenses of $74,000 or 2.1% from 1995. Total gross margin decreased by $60,000 or 1.5% from 1995 due to a product mix shift towards the lower margin distributed products.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.1 million during the second quarter of 1996, an increase of 15.7% over that reported for the same period in 1995. This increase is primarily attributable to the higher invested asset base from the prior year, as previously discussed. The Company also recognized realized losses of $36,000 during the second quarter of 1996 compared to realized gains of $136,000 in the second quarter of 1995.

Interest expense on debt obligations totaled $641,000 for the second quarter of 1996 compared to $843,000 for the same period in 1995. This reduction is due to the December 1, 1995 principal repayment of $5.4 million on the City of Peoria industrial development bonds.


INCOME TAXES

The Company's effective tax rate for the second quarter 1996 was 29% compared to 28% for the second quarter 1995. The Company's effective tax rate is generally dependent upon the level of non-taxable investment earnings compared to total pre-tax earnings. Non-taxable investment earnings as a percentage of total pre-tax earnings for the second quarter of 1996 decreased 1% from the same period in 1995. As a result of this decrease, the effective tax rate for the second quarter of 1996 has increased slightly.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1996.


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




Date: August 6, 1996
                                         13