Form 10-Q
period 1996-09-30
RLI CORP
filed 1996-11-12
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              September 30, 1996

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

  As of October 31, 1996, the number of shares outstanding of the registrant's Common Stock was 7,842,076.

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                              Ended September 30,

                                               1995           1996

                                           ------------    -----------
Net premiums earned                         $32,170,742    $32,294,530
RLI Vision Corp. revenue                      8,964,995      9,302,737
Net investment income                         5,642,431      5,819,777
Net realized investment gains (losses)           11,297         37,671
                                            -----------    -----------
                                             46,789,465     47,454,715
                                            -----------    -----------
Losses and settlement expenses               39,630,041     16,305,490
Policy acquisition costs                     10,163,948      7,445,513
Insurance operating expenses                  3,060,261      3,944,794
RLI Vision Corp. operating expenses           8,465,758      8,760,805
Interest expense on debt                        843,109        696,860
General corporate expenses                      388,988        706,744
                                            -----------    -----------
                                             62,552,105     37,860,206
                                            -----------    -----------
Earnings (loss) before income taxes         (15,762,640)     9,594,509
Income tax expense (benefit)                ( 6,201,970)     2,795,831
                                            -----------    -----------
Net earnings (loss)                        $( 9,560,670)   $ 6,798,678
                                           ============    ===========
Net earnings (loss) per share:

  Primary                                        ($1.22)         $ .86
  Fully diluted                                  ($1.22)         $ .75

Weighted average number of
common shares outstanding

  Primary                                     7,849,434      7,902,507
  Fully diluted                               7,849,434      9,671,738

Cash dividends declared per common share          $0.13          $0.14




The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings (Continued)
                           (Unaudited)

                                           For the Nine-Month Period
                                              Ended September 30,

                                               1995           1996
                                            ------------   ------------
Net premiums earned                         $100,960,184   $ 96,851,771
RLI Vision Corp. revenue                      26,708,811     27,278,240
Net investment income                         16,308,281     17,639,076
Net realized investment gains                    118,448        142,791
                                            ------------   ------------
                                             144,095,724    141,911,878
                                            ------------   ------------
Losses and settlement expenses                71,980,952     51,243,514
Policy acquisition costs                      33,255,043     22,952,519
Insurance operating expenses                  10,111,087     11,143,020
RLI Vision Corp. operating expenses           25,425,402     26,151,793
Interest expense on debt                       2,529,383      2,108,774
General corporate expenses                     1,684,669      2,295,309
                                            ------------   ------------
                                             144,986,536    115,894,929
                                            ------------   ------------
Earnings (loss) before income taxes         (    890,812)    26,016,949
Income tax (benefit) expense                (  2,146,892)     7,321,712
                                            ------------   ------------
Net earnings                                $  1,256,080   $ 18,695,237
                                            ============   ============
Net earnings per share:

  Primary                                          $0.16          $2.36
  Fully diluted                                    $0.16          $2.08

Weighted average number of
common shares outstanding

  Primary                                       7,849,434     7,915,000
  Fully diluted                                 7,849,434     9,684,231

Cash dividends declared per common share            $0.38         $0.41






The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                  December 31,   September 30,
ASSETS                                                1995           1996
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $251,637,536   $262,239,923
     Available-for-sale, at fair value              45,119,811     46,395,288
  Equity securities, at fair value                 153,957,535    175,340,070
  Short-term investments, at cost which
     approximates fair value                        23,874,732     11,286,752
                                                  ------------   -------------
  Total investments                                474,589,614    495,262,033
Cash                                                 1,196,926              0
Accrued investment income                            5,854,731      5,511,508
Premiums and reinsurance balances receivable        36,447,284     63,858,436
Ceded unearned premiums                             50,189,740     52,023,356
Reinsurance balances recoverable on unpaid losses  197,337,466    172,241,240
Deferred policy acquisition costs                   15,806,911     16,564,708
Property and equipment                              13,950,559     13,882,924
Income taxes  - current                              2,619,811              0
Other assets                                        16,654,099     17,296,043
                                                  ------------   ------------
             TOTAL ASSETS                         $814,647,141   $836,640,248
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $418,985,960   $410,325,194
   Unearned premiums                               126,013,957    129,844,228
   Reinsurance balances payable                     37,744,456     31,393,288
   Short-term debt                                   2,800,000      1,600,000
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
   Income taxes-current                                      0      2,540,348
   Income taxes-deferred                             4,904,394     10,357,421
   Other liabilities                                19,590,658     22,346,199
                                                  ------------   ------------
             TOTAL LIABILITIES                     656,039,425    654,406,678
                                                  ------------   ------------
Shareholders' Equity:
  Common stock  (8,453,449 shares issued
                 and outstanding)                    8,453,449      8,453,449
  Other shareholders' equity                       153,544,590    178,967,668
  Less: Treasury shares at cost
        (602,567 shares at 12/31/95)
        (611,373 shares at 9/30/96)                 (3,390,323)  (  5,187,547)
                                                  ------------   ------------
             TOTAL SHAREHOLDERS' EQUITY            158,607,716    182,233,570
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $814,647,141   $836,640,248
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                           For the Nine-Month Period
                                              Ended September 30,
                                           ---------------------------
                                               1995           1996
                                           ------------   ------------
Net cash from operating activities         $  7,474,127   $ 13,932,462
                                           ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                    ( 96,061,490)  ( 40,284,926)
  Investments sold                                    0      5,391,924
  Investments called or matured              31,612,374     13,850,750
  Net decrease in
  short-term investments                     52,329,819     12,588,029
  Net property and equipment purchased      ( 1,247,768)  (  2,082,744)
                                            ------------   ------------
Net cash used in investing activities       (13,367,065)  ( 10,536,967)
                                            ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                       ( 2,945,187)   ( 3,240,690)
  Payments on debt                                    0    ( 1,200,000)
  Change in contributed capital             (     4,010)             0
  Treasury shares reissued                            0      2,194,653
  Treasury shares purchased                           0    ( 2,346,384)
                                            ------------  -------------
Net cash used in
  financing activities                      ( 2,949,197)   ( 4,592,421)
                                            ------------   ------------
Net decrease in cash                        ( 8,842,135)   ( 1,196,926)
                                            ------------   ------------
Cash at the beginning of the year             8,185,806      1,196,926
                                            ------------   ------------
Cash (overdraft) as of September 30        $ (  656,329)  $          0
                                           =============  =============







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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results of a full year.

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

2. SIGNIFICANT DEVELOPMENT - During the third quarter of 1996, the Company initiated a plan to repurchase up to $10 million of outstanding shares of RLI Corp. common stock. To date, the Company has repurchased 95,400 shares at a cost of $2.3 million.

3. SUBSEQUENT EVENT - On October 8, 1996, RLI announced an innovative addition to its Catastrophic Reinsurance and Loss Financing Program. The program, developed for the Company by Aon Corporation's reinsurance intermediary, Aon Re Inc., and underwritten by Centre Reinsurance augments the Company's traditional reinsurance by integrating the Company's loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. Called Catastrophe Equity Puts, or CatEPuts, the program allows RLI Corp. to put up to $50 million of its convertible preferred shares to Centre Re at a pre-negotiated rate in the event of a catastrophic loss. CatEPuts is intended to be a three-year program and is designed to enable RLI to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted.

4. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 1995 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1995                                      -------    ---------  --------
     RLI Insurance Group                     $100,960    $(14,387)  $769,494
     RLI Vision Corp.                          26,709       1,283     14,897
     Net investment income                     16,308      16,308
     Net realized investment gains                118         118
     General corporate & interest expense           -      (4,213)    14,738
                                             --------   ----------  --------
     Consolidated                            $144,095    $(   891)  $799,129
                                             ========   ==========  ========
    1996
     RLI Insurance Group                     $ 96,852    $ 11,513   $807,398
     RLI Vision Corp.                          27,278       1,126     14,438
     Net investment income                     17,639      17,639
     Net realized investment gains                143         143
     General corporate & interest expense           -      (4,404)    14,804
                                             ---------  ---------   --------
     Consolidated                            $141,912    $ 26,017   $836,640
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

The most significant segment is the RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. This segment accounted for 68% of the Company's total revenue for the nine months ended September 30, 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated gross sales, which consist of gross premiums written, non-insurance sales revenue, net investment income and realized investment gains (losses) totaled $253.1 million for the first nine months of 1996, up 1.6% from the same period in 1995. This slight increase was due in part to a 1.0% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Additionally, net investment income for the first nine months of 1996 increased 8.2% and sales of RLI Vision Corp. improved by 1.7%. Consolidated revenue for the first nine months of 1996 decreased $2.2 million, or 1.5%, from the same period in 1995. Net premiums earned in the first nine months of 1996 were down 4.1% compared to the first nine months of 1995 as property writings were down most of last year.

The net after-tax earnings for the first nine months of 1996 totaled $18.7 million, $2.36 per share, compared to $1.3 million, $.16 per share, for the same period in 1995. The increase in net earnings is attributable to continued strong underwriting results and increased net investment income through the first nine months of 1996. Earnings in 1995 were affected by the strengthening of Northridge Earthquake reserves which resulted in an after-tax charge of $16 million ($2.05 per share).


RLI INSURANCE GROUP

Gross premiums written for the first nine months of 1996 totaled $208.1 million, compared to $206.0 million reported for the first nine months of 1995. Property premiums increased to $105.0 million for the period, up 9.8% from the 1995 level of $95.6 million. This increase was offset by declines in the casualty lines due to discontinuation of the Aviation business as well as declines on other products such as Employer's Excess Indemnity and General Liability related to unfavorable pricing and market conditions. Gross premiums written from continuing operations for the first nine months of 1996 improved 4.6% over 1995 levels. Included in this improvement were gains posted on the Company's Commercial Umbrella, Personal Umbrella, and Surety books which improved 8.1%, 11.8%, and 130.6%, respectively. Property writings during 1995 were lower partly due to the Group's efforts towards reducing catastrophe exposure and re-underwriting the fire book of business.

Net premiums written for the first nine months of 1996 increased $1.6 million or 1.7% from the same period in 1995. Of this increase, $1.2 million was related to property business where a portfolio change resulted in premiums being ceded on an earned rather than written basis.

Net premiums earned of $96.9 million in the first nine months of 1996 represent a $4.1 million or 4.1% decrease from the same period in 1995. This decrease is primarily the result of the $3.2 million decline in property premiums earned as a result of reduced writings throughout most of 1995. Additionally, earned premiums on casualty business declined $900,000 for the period compared to 1995 levels. Modest premium increases realized on the Company's Personal Umbrella, Commercial Umbrella, and Surety books were offset by declines on Employer's Excess Indemnification and Directors and Officers Liability, as well as the discontinuation of some smaller and unprofitable lines of business.

The Group's pretax earnings totaled $11.5 million for the first nine months of 1996 compared to a pretax loss of $20.7 million for the same period in 1995. Earnings for the first nine months of 1996 included losses of $2.2 million from winter storms on the east coast and $500,000 for Proposition 103 settlement. Pre-tax earnings for the same period in 1995 included losses of $1.8 million from flooding in California and $28.6 million from Northridge Earthquake development and reserve strengthening.

The GAAP combined ratio through the first nine months of 1996 was 88.1 compared to 114.3 for the same period in 1995. The loss ratio decreased to
52.9 in 1996 from 71.3 in 1995. Additionally, the expense ratio showed improvement declining to 35.2 in 1996 compared to 43.0 for the same period in 1995. This improvement was largely the result of accruing contingent ceding commissions from reinsurers based on favorable loss results on the Group's California Property Programs.


RLI VISION CORP.

RLI Vision Corp., the Company's wholly-owned subsidiary that distributes a variety of vision care products reported revenue of $27.3 million for the year, up slightly from 1995. Ophthalmic product revenue grew by $1.3 million or 6.6%. This improvement included an increase in contact lens and other distributed products of $1.2 million or 7.2% and an increase of $121,000 or 12.3% in the manufacturing of RGP lenses. In addition, Vision's practice management software, RLISYS, generated an increase of $193,000 or 15.5% from 1995. These increases were partially offset by a decrease in third party administration products of $951,000 or 18% from 1995 reflecting the continued downward trend of these services throughout the ophthalmic industry.

RLI Vision's pre-tax earnings for the year decreased by $157,000 or 12.2%.
The gross margin decreased by $786,000 or 6.6% from 1995, as the product shift towards the lower margin distributed products continues. Partially offsetting the decrease in gross margin were operating expense reductions of $880,000 or 8.2%, not including restructuring charges of $201,000 for the year which will not be re-occurring. In particular, cost reductions were realized in salaries and commissions, postage, contracted services, and collection/bad debt expenses. These savings were partially offset by increased printing costs.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $17.6 million during the first nine months of 1996, an increase of 8.2% over that reported for the same period in 1995. This increase is the result of a higher invested asset base from the prior year coupled with a decline in investment expenses during 1996.

Invested assets at September 30, 1996 increased by $20.7 million from December 31, 1995. Cash and other short-term investments declined by $13.8 million from December 31, 1995 due primarily to the funding of reinsurance obligations and other 1996 operating needs. In addition, the Company's investment gains increased slightly to $143,000 through the first nine months of 1996 compared to $118,000 for the same period in 1995.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 99% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine month periods ended September 30, 1995 and 1996 are as follows:

                                1995                1996
                                ----                ----
   Taxable                      6.83%               6.94%
   Non-taxable                  5.02%               4.98%

Yields on taxable securities increased through the first nine months of 1996 due to the maturity of lower yielding securities from the portfolio. Yields on the tax-exempt portfolio are lower due to securities purchased in a lower interest rate environment during the second half of 1995.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $12.8 million through the first nine months of 1996 compared to net unrealized gains before tax of $26.5 million for the same period in 1995. Lower interest rates and a strong rally in the stock market during the first nine months of 1995 caused the Company to record significant unrealized gains on its debt and equity holdings. During the first nine months of 1996, the Company's equity securities continued to perform well posting net unrealized gains before taxes of $14.0 million, while debt securities were adversely impacted by higher interest rates. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $65.3 million and $52.5 million at September 30, 1996 and December 31, 1995, respectively.

Interest expense on debt obligations decreased to $2.1 million for the first nine months of 1996, a $400,000 drop from the same period in 1995. This reduction is due to the December 1, 1995 repayment of $5.4 million on the City of Peoria industrial development bonds, a part of which was refinanced through short-term borrowings of $2.8 million. This short-term debt was repaid during the first quarter of 1996.


INCOME TAXES

The Company's effective tax rate for the first nine months of 1996 was 28% compared to 241% for the same period in 1995. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 1995 and 1996 as a result of the following:

                                            1995                  1996
                                       Amount      %          Amount      %
                                       ------     ---         ------     ---
Provision for income taxes at
  the statutory rate of 35%        $(  311,787)   35%     $ 9,105,931    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,030,621)  116%      (1,145,440)  ( 4%)
  Dividends received deduction      (  865,151)   97%      (  901,518)  ( 4%)
  Dividends paid deduction          (  199,562)   22%      (  193,687)  ( 1%)
  Other items, net                     260,229  ( 29%)        456,426     2%
                                   ------------  ------    -----------   ----
Total tax (benefit) expense        $(2,146,892)  241%      $ 7,321,712    28%

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

At September 30, 1996 the Company had short-term investments, cash and other investments maturing within one year, of approximately $33.5 million and additional investments of $121.5 million maturing within five years. The Company maintains two major sources of credit from two financial institutions: one $10.0 million secured line of credit and one $30.0 million line of credit. During the second quarter of 1996, the Company drew on the $10.0 million secured line of credit. This $1.6 million draw-down remained as short-term debt outstanding at September 30, 1996.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months, including settlement of accrued but unpaid costs related to the Northridge Earthquake.


THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated gross sales increased $1.2 million, or 1.5%, to $85.4 million for the third quarter of 1996, compared to the same period in 1995. Gross sales of the insurance group remained relatively flat at $70.3 million, a .8% increase compared to the same period in 1995. During this same period, net investment income improved 3.2% over 1995 levels. Consolidated revenue for the third quarter 1996 increased $600,000 from the same period in 1995. Net earnings for the third quarter of 1996 totaled $6.8 million, $.86 per share, compared to a net loss of $9.6 million, $1.22 per share, for the same period in 1995. The 1996 increase is primarily the result of strong property underwriting profits and increased investment income. Third quarter 1995 earnings were negatively impacted by Northridge Earthquake reserve strengthening, which resulted in an after-tax charge of $16 million or $2.05 per share.


RLI INSURANCE GROUP

Gross premiums written in the third quarter of 1996 totaled $70.3 million, a $600,000 increase from the third quarter of 1995. Both Property and Casualty premiums remained relatively flat, posting gains of $100,000 and $500,000, respectively. Declines on the Casualty book due to the discontinuation of the Aviation business and continued soft market conditions in the General Liability and Employer's Excess Indemnity markets were offset by significant improvements in the Commercial Umbrella and Surety books, which were up a combined $3.8 million for the quarter. Net premiums written for the third quarter of 1996 declined 8.9% from 1995 levels. This decline is primarily attributable to the restructuring of the Company's reinsurance program in 1996. Increased reinsurance coverage purchased on the Company's Property book has resulted in additional cessions to the Company's Difference-In-Condition and other Property Surplus treaties.

Premiums earned remained relatively flat at $32.3 million for the quarter, a
 .4% increase from the third quarter of 1995. The group's pre-tax earnings were $4.6 million for the third quarter of 1996 compared to a pre-tax loss of $20.7 million for the same period in 1995. The GAAP combined ratio decreased to 85.8 from 164.3 in the third quarter of 1995. The loss and settlement expense component of the combined ratio decreased to 50.5 from 123.2. The 1995 ratio was affected by Northridge reserve strengthening as mentioned previously. The operating expense component of the combined ratio decreased to 35.3 from 41.1, primarily due to the accruing of contingent ceding commissions from reinsurers based on favorable loss results on the group's California Property programs.


RLI VISION CORP.

For the third quarter 1996, RLI Vision posted revenue of $9.3 million, which was up 3.8% from the third quarter 1995. Revenues from ophthalmic products increased $829,000 or 12.4% from 1995. This improvement was primarily attributable to an increase of $734,000 or 15.0% in contact lens distribution revenue. In addition, RGP manufacturing revenue increased $41,000 or 12.8%. Revenues from third party administration products, including Total Lens Care
(TLC) and Clear Advantage decreased $510,000 or 28%.

RLI Vision's pre-tax earnings for the third quarter 1996 increased $42,000 or 8.4% from 1995. This increase was primarily due to continued operating cost reductions which resulted in a decrease in operating expenses of $545,000 or 15.0% from third quarter 1995 levels. Total gross margin decreased by $449,000 or 11.0% from 1995 due to a product mix shift towards the lower margin distributed products.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.8 million during the third quarter of 1996, an increase of 3.2% over that reported for the same period in 1995. This increase is primarily attributable to the higher invested asset base from the prior year, as previously discussed. The Company also recognized realized gains of $38,000 during the third quarter of 1996 compared to realized gains of $11,000 in the third quarter of 1995.

Interest expense on debt obligations totaled $697,000 for the third quarter of 1996 compared to $843,000 for the same period in 1995. This reduction is due to the December 1, 1995 principal repayment of $5.4 million on the City of Peoria industrial development bonds.

INCOME TAXES

The difference between the effective rates and the statutory federal tax rate of 35% applied to pre-tax income from continuing operations for the third quarter of 1995 and 1996 is as follows:

                                            1995                  1996
                                       Amount      %          Amount      %
                                       ------     ---         ------     ---
Provision for income taxes at
  the statutory rate of 35%        $(5,516,927)   35%     $ 3,358,077    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  368,724)    2%      (  394,982)  ( 4%)
  Dividends received deduction      (  301,303)    2%      (  308,525)  ( 3%)
  Dividends paid deduction          (   67,307)    1%      (   64,843)  ( 1%)
  Other items, net                      52,291   ( 1%)        206,104     2%
                                   ------------  ------    -----------   ----
Total tax expense (benefit)        $(6,201,970)   39%     $ 2,795,831    29%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 1996.


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




Date: November 12, 1996