Form 10-K
period 1996-12-31
RLI CORP
filed 1997-03-25
CIK 84246

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934    For the fiscal year ended      December 31, 1996
                                    ------------------------------------------
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                              -----------------------    ---------------------

Commission File Number            0-6612
                     ---------------------------------------------------------

                                      RLI CORP.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Illinois                                     37-0889946
---------------------------------------------    -----------------------------
(State or other jurisdiction of                  (I.R.S. Employers
 incorporation or organization)                   Identification No.)

9025 North Lindbergh Drive, Peoria, Illinois               61615
---------------------------------------------    -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (309) 692-1000
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
    Title of each class                          on which registered
    -------------------                          ---------------------
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

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the New York Stock Exchange, was $263,068,745. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the Registrant's Common Stock, $1 par value, on February 28, 1997 was 7,625,181.

                        DOCUMENTS INCORPORATED BY REFERENCES.
  Portions of the Annual Report to Shareholders for the past year ended December 31, 1996, are incorporated by reference into Parts I and II of this document.

  Portions of the Registrant's definitive Proxy Statement for the 1997 annual meeting of security holders to be held May 1, 1997, are incorporated herein by reference into Part III of this document.

              Exhibit index is located on pages 34-35 of this document.
                                     Page 1 of 35

                                        PART I

Item 1.  BUSINESS

(a) General Development of Business

    As used in this Form 10-K, the term "Company" refers to RLI Corp. and its subsidiaries and affiliates, unless the context otherwise indicates.

    RLI Corp., which was incorporated in Illinois in 1965, merged into and became a Delaware corporation in 1984. In May of 1993, RLI Corp. changed its state of incorporation back to Illinois through a merger. RLI Corp. is a holding company, which, through its subsidiaries, underwrites selected property and casualty insurance.


SIGNIFICANT DEVELOPMENT

OPHTHALMIC MERGER

    In November 1996, the Company announced the merger of its ophthalmic services subsidiary, RLI Vision Corp., with Hester Enterprises, Inc. The resulting organization operates under the name Maui Jim, Inc. This transaction brings together the infrastructure of RLI Vision to support the recent sales growth of Maui Jim sunglasses. The Company has a 44% (34% at December 31, 1996) minority interest in Maui Jim, Inc., which is reflected in the Company's financial statements as an equity-based investment. Fourth quarter 1996 results included a one-time charge to the Company of $733,000, or $.06 per share, for the effect of the change from pooling to purchase accounting stemming from a 1995 RLI Vision Corp. business combination. This change was required because of the aforementioned merger.

For further discussion of this transaction, refer to Note 1B of Notes to Consolidated Financial Statements from the Company's Annual Report to Shareholders, as attached in Exhibit 13.

(b) Financial Information about Industry Segments

    Selected information about industry segments is included herein as Item 8.

(c) Narrative Description of Business


                                 RLI INSURANCE GROUP

    RLI Insurance Group is composed primarily of two main insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes multiple lines of insurance on an admitted basis in Kansas and surplus lines insurance in the remaining 49 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Aviation, Inc., License Express Services, Inc., and RLI Insurance Ltd.

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

    Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. Since 1987, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition. As a result of Hurricane Andrew and other catastrophic losses, especially the Northridge Earthquake of January 17, 1994, property rates hardened in California, Florida and the wind belt, but remain soft in other areas of the country. During 1994, the Company secured rate increases of over 30% on the commercial property book of business, while the casualty book of business incurred flat to moderate decreases. During 1995, rates for catastrophic driven property business, especially in California, continued to remain hard. In 1996, as expected, some softening began for this type of business. The Company's casualty book has continued to incur flat to moderate rate decreases.

    The Company initially began to write specialty property and casualty insurance primarily through independent underwriting agents. However, with the opening of its first branch office in 1984, the Company began to shift its marketing efforts from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Marketing Division located at the home office. The Company produced business under agreements with three underwriting agents in 1996. The majority of its specialty property and casualty business is marketed through its Specialty Marketing and Surety divisions and eight branch offices located in Los Angeles, California; San Diego, California; San Francisco, California; St. Paul, Minnesota; Overland Park, Kansas; Glastonbury, Connecticut; Atlanta, Georgia; and Chicago, Illinois. In 1995, the Company established an underwriting facility in Columbus, Ohio to underwrite Lenders' Single Interest inland marine property insurance.

    The following table provides for the year ended December 31, 1996 the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 1996, no other state accounted for more than 2% of total direct premiums earned for all product lines.
                                   Direct Premiums
              STATE                       EARNED        PERCENT OF TOTAL
              -----                   -------------      ----------------


            California               $106,222,590             39.1%
            Texas                      38,767,328             14.3
            Florida                    20,731,370              7.6
            New York                   18,377,973              6.8
            Michigan                    6,554,086              2.4
            Pennsylvania                5,754,042              2.1
            Illinois                    5,647,419              2.1

            All other                  69,496,900             25.6
                                       ----------             -----

            Total direct premiums    $271,551,708            100.00%
                                     ============            =======

    The Company presently underwrites selected property and casualty insurance primarily in the following lines:

    COMMERCIAL PROPERTY. The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, and buildings under construction. The St. Paul, Los Angeles, Glastonbury, Overland Park, San Francisco, Chicago, Columbus and Atlanta branch offices are responsible for underwriting this coverage. In 1994, 1995, and 1996, net earned premiums totaled $42,646,000, $49,430,000, and
$47,822,000 or 27%, 32%, and 31% respectively, of the Company's consolidated revenues.

    GENERAL LIABILITY. The Company writes general liability coverages through its St. Paul, Glastonbury, Chicago and Atlanta branch offices and through one of its unaffiliated underwriting agents. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net earned premiums totaled $35,160,000, $36,499,000, and $34,834,000, or 22%, 23% and 22%
of the Company's consolidated revenues for the years 1994, 1995, and 1996, respectively.

    COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Overland Park, St. Paul, Atlanta, and Glastonbury branch offices. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Marketing Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $17,638,000, $18,092,000, and $21,282,000 or 11%, 12%, and 14% of the Company's consolidated revenues for the years 1994, 1995, and 1996, respectively.

    DIRECTORS' AND OFFICERS' LIABILITY/MISCELLANEOUS PROFESSIONAL LIABILITY.
In December, 1990, the Company established a new Directors' and Officers' Liability underwriting facility in San Diego, California. In 1996, the facility expanded to offer Miscellaneous Professional Liability for a variety of low to moderate classes of risks. Net earned premiums totaled $5,680,000, $6,025,000, and $5,000,000, or 4%, 4% and 3% of the Company's consolidated revenues for the years 1994, 1995, and 1996, respectively.

    EMPLOYER'S EXCESS INDEMNITY.  In 1993, the Company began offering
Employer's Excess Indemnity coverage for businesses which have opted out of the Workers' Compensation plan in the state of Texas. The coverage is similar to accident and health, in that it indemnifies the employer for expenses resulting from a work related injury or disease, excess of a self-insured retention (SIR). The SIR can range from $50,000 to $500,000. The product is underwritten out of the Overland Park branch office. Net earned premiums totaled $7,953,000, $8,257,000, and $6,566,000 or 5%, and 5%, and 4% of the Company's consolidated revenues for 1994, 1995, and 1996, respectively.

    SURETY. In 1993, the Company began writing surety business. This product line is underwritten from the Home Office in Peoria and through an underwriting facility in Dallas, Texas. The initial target market of the Surety Division was a wide range of commercial surety bonds written primarily through the independent agency system. In 1996, the Company expanded their product offering to include contract bonds for small size contractors. Net earned premiums totaled $2,300,000, $2,956,000, and $4,408,000, or 1%, 2%, and 3% of the
Company's consolidated revenues for 1994, 1995, and 1996, respectively.

    OTHER. Smaller programs offered by the Company include: primary employer's indemnity, excess medical, contact lens (discontinued in 1995), commercial multi-peril and accident and health insurance. Net earned premiums from these lines totaled $28,807,000, $12,209,000, and $10,744,000 or 18%, 8% and 7% of the
Company's consolidated revenues for the years 1994, 1995, and 1996, respectively.

    In June of 1995, a new facility was opened in Columbus, Ohio. This facility specializes in writing single interest inland marine property insurance for major lending institutions. This insurance covers the institution's interest in property used as collateral for loans, in the event of the borrower's default.

COMPETITION

    The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 3,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia and Puerto Rico. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continues to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995. The Company is maintaining its underwriting and marketing standards by not seeking market share at the expense of earnings.


RATINGS

    During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded from "A-" (Excellent) to "A" (Excellent). During 1996, A.M. Best reaffirmed "A" (Excellent) ratings for both RLI Insurance Company and Mt. Hawley Insurance Company. Ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) and some companies are not rated. Publications of A.M. Best indicate that the "A" and "A-" (Excellent) ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability leverage and liquidity as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

    In conjunction with RLI Corp.'s July, 1993 issuance of $46 million of 6.00% Convertible Debentures due 2003, the Company applied for and received a debt rating from two of the major debt rating agencies - Standard & Poor's Ratings Group and Moody's Investor Service. Each of these security review firms assigned investment grade ratings to the debt issue.

    Moody's reviews corporations and assigns ratings exclusively for the purpose of grading bonds according to investment quality. Their rating symbols range from "Aaa" (highest) to "C" (lowest). The Company's debt issue received a rating of "Baa3" classifying them as medium grade obligations (i.e. they are neither highly protected nor poorly secured). Moody's assigns this rating to companies when interest payments and principal security appear adequate for the present but certain protective elements may be lacking, or may be characteristically unreliable over any great length of time.

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

REINSURANCE

    The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $125,458,000, $131,772,000, and $140,928,000 in 1994, 1995, and 1996,
respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

    During the period 1994 through 1996, certain of the Company's reinsurers were unable to meet their obligations to the Company under reinsurance treaties. As reserves were previously established for the uncollectible amounts, the effects of the insolvent reinsurers on net earnings for 1994 through 1996 were immaterial. The Company continually monitors the financial stability of its reinsurers and establishes reserves for uncollectible reinsurance balances on a regular basis. As a result of these reviews, the Company reevaluates its position with respect to its reinsurance. During 1994, 1995, and 1996, the Company provided $1,000,000, $613,296, and $1,006,140 for uncollectible reinsurance balances. Currently the Company attempts to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 1996, the Company had prepaid reinsurance premiums and reinsurance recoverables on paid and unpaid losses and settlement expenses with American Re-Insurance Company (rated A+ "superior" by A.M. Best Company) that amounted to $59,492,246. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

    The following table sets forth the largest reinsurers in terms of amounts recoverable, the total amounts recoverable net of reinsurance payables from such reinsurers as of December 31, 1996 and the amounts of written premium ceded by the Company to such reinsurers during 1996.

                                GROSS REINSURER                              CEDED
                                 EXPOSURE AS OF         PERCENT           PREMIUMS      PERCENT
                              DECEMBER 31, 1996         OF TOTAL           WRITTEN     OF TOTAL

American Re-Insurance Co.           $59,492,246          26.20%        $19,393,486        13.43%
General Reins Corp.                  13,776,840           6.07           7,932,445         5.49
Transatlantic Reinsurance            12,347,185           5.44          16,718,104        11.57
Lloyd's of London                    10,687,256           4.71          14,615,153        10.12
NAC Reinsurance Corporation           9,339,787           4.11           4,379,530         3.03
Employer's Re                         8,102,927           3.57           8,530,215         5.91
TIG Insurance Co                      6,505,160           2.86             708,688         0.49
St. Paul Fire & Marine                5,414,767           2.38           1,927,657         1.33
Security Ins. Co. of Hartford         5,214,385           2.30           1,441,772         1.00
Everest Re                            5,064,106           2.23           6,384,821         4.42
All other reinsurers                 91,151,134          40.13          62,411,792        43.21
                                     ----------           -----         ----------         -----

Total ceded exposure               $227,095,793         100.00%       $144,443,663       100.00%
                                   ============          =======      ============        =======


    As of December 31, 1996, the Company held $18,566,380 in irrevocable letters of credit, $4,570,492 under trust agreements and $1,684,154 in cash to collateralize a portion of the total amount recoverable.

    Since 1992, the Company has purchased non-proportional contracts. This allows the Company to retain a larger percentage of the premium and a larger portion of the initial loss risk. Under non-proportional reinsurance, the ceding company retains losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. Since 1989, through its various reinsurance programs, the Company has generally limited its maximum retained exposure on any one risk to $1,000,000. The Company seeks to limit its net aggregate exposure to a single catastrophic event to less than 10% of shareholders' equity by purchasing various types of reinsurance.

    The Company maintained its commercial property reinsurance protection in 1996, but decreased net exposure by reducing its retention in the fourth catastrophe layer. Through implementation of this change, the Company reaffirmed its ability to maintain its net aggregate exposure on a single catastrophic event to less than 10% of shareholders' equity. Using computer-assisted techniques, the Company quantifies and monitors its exposure to earthquake risk, the most significant catastrophe exposure to the Company. Detail is captured for each location covered for earthquake risk and the Probable Maximum Loss (PML) for each risk is determined. The PML calculation for each risk includes all faults to which the risk is exposed. Richter scale magnitudes used in the PML calculations are determined and applied separately for each fault. The Company uses the greater of the magnitude of an earthquake which only occurs every 100 years or 6.5 on the Richter scale in its PML calculations. Several widely accepted methods are used to estimate the magnitude of the 100 year event for each fault. Underwriting decisions are based on the PML as determined by the system, which calculates PML's on over 200 faults. Portfolio runs are made regularly to determine the Company's overall exposure on each fault from all risks covered. Total exposure after facultative reinsurance is managed by the Company to fall within the limits covered by the Company's chosen net retention, working layer treaty reinsurance and catastrophe reinsurance.

    In 1996, the Company entered into an innovative catastrophe reinsurance and loss financing program with Centre Reinsurance (Centre Re). The program, called Catastrophe Equity Puts (CatEPuts)SM, augments the Company's traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to Centre Re at a pre-negotiated rate in the event of a catastrophic loss provided the loss does not reduce GAAP equity to less than $55.0 million. CatEPuts is intended to be a three-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted. If the Company exercises its option to put preferred shares to Centre Re, then Centre Re, in turn, has the option to reinsure certain business written by the Company on a prospective basis.


FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

    The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970's, substantial underwriting losses in the early 1980's and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. During 1993 through 1995, the industry experienced some improvement in underwriting losses. The trends experienced during the late 1980s, however, have continued, and companies continue to post underwriting losses but remain profitable through investment income gains. During 1996 the industry's statutory combined ratio is estimated to be 106.1. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

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

    INDEPENDENT AGENT BUSINESS. The Surety Division offers its business through a variety of independent agents. Additionally, the Specialty Marketing Division writes program business, such as Personal Umbrella and the In-Home Business Policy, through independent agents. Each of these programs involves detailed eligibility criteria which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using the "smart" system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through the Company's "smart" system.

    UNDERWRITING AGENTS. One independent agent is authorized to underwrite and bind business on behalf of the Company within limited underwriting guidelines as follows: General Liability business up to a limit of $1,000,000 written for a variety of risks, primarily in Texas and Louisiana. As well, the Surety Division has authorized an underwriting agency to underwrite and bind contract surety business on behalf of RLI, primarily in the East and Southeast.

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

    EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other insurance operating expenses as a percent of gross written premiums for the years 1994, 1995, and 1996 were 5%, 5%, and 6%, respectively.

    ENVIRONMENTAL EXPOSURES. The Company is subject to environmental claims and exposures through its commercial umbrella, general liability, and discontinued assumed reinsurance lines of business. Within these lines, the Company's environmental exposures include environmental site cleanup, asbestos removal, and mass tort liability. The majority of the exposure is in the excess layers of the Company's commercial umbrella and assumed reinsurance books of business.

    The following table represents inception-to-date paid and unpaid environmental exposure data (including incurred but not reported losses) for the periods ended 1994, 1995 and 1996:


-------------------------------------------------------------------------------
                            Inception-to-date December 31
(in thousands)                     1994                1995              1996
-------------------------------------------------------------------------------


Loss and Loss Adjustment
 Expense (LAE) payments
  Gross                           $  3,549          $ 5,117           $ 8,267
  Ceded                           (  2,933)        (  3,842)         ($ 5,761)
-------------------------------------------------------------------------------

  Net                             $    616          $ 1,275           $ 2,506
===============================================================================
Unpaid losses and LAE at end of year
  Gross                           $ 15,519          $20,154           $17,596
  Ceded                           (  9,875)         (13,398)         ($11,150)
-------------------------------------------------------------------------------

  Net                              $ 5,644          $ 6,756           $ 6,446
===============================================================================

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

    The reserves are closely monitored and reviewed by management, with changes reflected as a component of earnings in the current accounting period. For lines of business without sufficiently large numbers of policies or that have not accumulated sufficient development statistics, industry average development patterns are used. To the extent that the industry average development experience improves or deteriorates, the Company adjusts prior accident years' reserves for the change in development patterns. Additionally, there may be future adjustments to reserves should the Company's actual experience prove to be better or worse than industry averages.

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

    Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, Management believes the Company's overall reserve levels at December 31, 1996 are adequate to meet its future obligations.

    The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 1994, 1995, and 1996.

                                                       Year Ended December 31,
                                                    --------------------------------------

(Dollars in thousands)                            1994           1995           1996
                                                  ----           ----           ----
Unpaid losses and settlement
  expenses at beginning of year:

  Gross                                       $310,767       $394,966       $418,986
  Ceded                                       (145,208)      (199,737)      (197,338)
                                               -------        -------        -------
  Net                                          165,559        195,229        221,648
                                               -------        -------        -------

Increase (decrease) in incurred losses and settlement expenses:

  Current accident year                        100,535         62,619         69,724
  Prior accident years                           1,107         23,271         (1,463)
                                                 -----         ------         ------

    Total incurred                             101,642         85,890         68,261
                                               -------         ------         ------

Loss and settlement expense payments for
  claims incurred:
  Current accident year                        (36,501)       (10,586)       (11,026)
  Prior accident years                         (36,026)       (48,023)       (37,505)
                                                ------         ------         ------

    Total paid                                 (72,527)       (58,609)       (48,531)
                                                ------         ------         ------

Insolvent reinsurer charge off                     643            514            607
Loss reserves commuted                             (88)        (1,376)        (1,201)
                                                ------          -----         ------

Unpaid losses and settlement
  expenses at end of year                     $195,229       $221,648       $240,784
                                              ========       ========       ========

Unpaid losses and settlement
  expenses at end of year:

  Gross                                       $394,966       $418,986       $405,801
  Ceded                                       (199,737)      (197,338)      (165,017)
                                              --------       --------       --------
  Net                                         $195,229       $221,648       $240,784
                                              ========       ========       ========

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


1996 During 1996, the Company experienced approximately $1,463,000 of favorable development on loss reserves. This development resulted from approximately $1,519,000 of favorable development in the property lines of business. Various property claims closed during the year were settled below recorded reserves. The remaining $56,000 of adverse development relates to the net effect of changes made to casualty loss reserves. This development is a result of reserve strengthening of $3,557,000 made in the General Liability and Miscellaneous Professional business on accident years 1987 through 1995. This increase was offset by favorable development and reserve decreases of $3,501,000 in the Umbrella and Excess Employer's Indemnity programs on accident years 1986 and 1993 through 1995.

    The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves for 1987 through 1996. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.


                                                                             Year Ended December 31,
                               ---------------------------------------------------------------------------------------------

(Dollars in thousands)         1987     1988      1989      1990      1991      1992      1993      1994      1995      1996
                               ----     ----      ----      ----      ----      ----      ----      ----      ----      ----
 Net Liability for unpaid
  losses and settlement
  expenses at end of year   $66,169  $89,197   $95,953  $103,302  $110,844  $130,452  $165,559  $195,229  $221,648  $240,784

Paid (cumulative) as of:
 One year later              10,170   17,312    14,302    19,297    23,561    24,725    36,026    48,023    37,505
 Two years later             21,860   26,093    26,685    35,963    37,763    46,342    63,675    73,972
 Three years later           28,052   37,137    40,341    44,088    49,462    64,364    84,614
 Four years later            35,459   47,617    44,714    52,322    57,085    78,994
 Five years later            42,010   48,937    51,153    56,413    65,318
 Six years later             41,698   53,670    54,546    62,989
 Seven years later           44,995   56,254    59,444
 Eight years later           46,113   60,499
 Nine years later            49,551

Liability re-estimated
 as of:
 One year later              67,033   86,230    91,646   101,251   108,249   128,600   166,666   218,499   220,185
 Two years later             67,939   85,120    89,112    98,505   105,747   132,850   164,218   214,352
 Three years later           68,697   84,426    87,981    95,690   107,777   132,377   157,286
 Four years later            69,904   84,931    87,403    97,041   106,326   127,426
 Five years later            69,670   84,217    90,030    96,490   100,968
 Six years later             70,486   87,585    88,982    93,159
 Seven years later           72,074   86,593    85,381
 Eight years later           72,540   83,306
 Nine years later            69,601

Net cumulative redundancy
 (deficiency)               $(3,432) $ 5,891   $10,572   $10,143   $ 9,876   $ 3,026   $ 8,273  $(19,123)  $ 1,463

Gross liability                                                                                 $394,966  $418,986  $405,801
Reinsurance recoverable                                                                         (199,737) (197,338) (165,017)
                                                                                                --------  --------  --------
Net liability                                                                                   $195,229  $221,648  $240,784

Gross re-estimated liability                                                                    $427,830  $413,669
Re-estimated recoverable                                                                        (213,478) (193,484)
                                                                                                --------  --------
Net re-estimated liability                                                                      $214,352  $220,185

Gross cumulative redundancy
 (deficiency)                                                                                   $(32,864)   $5,227


OPERATING RATIO

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

                                                       YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------

(Dollars in thousands)                  1992         1993        1994         1995        1996
                                        ----         ----        ----         ----        ----
Statutory net premiums written      $110,895     $136,728    $131,164     $130,453    $130,908

Policyholders' surplus              $100,585     $152,262    $136,125     $172,313    $207,787

Ratio                               1.1 to 1      .9 to 1    1.0 to 1      .8 to 1     .6 to 1


GAAP AND STATUTORY COMBINED RATIOS

    The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

                                                       YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------

GAAP                                    1992         1993        1994         1995        1996
                                        ----         ----        ----         ----        ----
Loss ratio                              60.3         63.3        72.5         64.4        52.2

Expense ratio                           31.1         33.9        44.4         43.1        35.2
                                        ----         ----        ----         ----        ----

Combined ratio                          91.4         97.2       116.9        107.5        87.4
                                        ====         ====       =====        =====        ====


(1) Excluding the effects of the Northridge Earthquake, the GAAP combined ratio for the years ended 1994 and 1995 would have been 91.1 and 86.2, respectively.

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

                                                       YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
Statutory                               1992         1993        1994         1995        1996
                                        ----         ----        ----         ----        ----

Loss ratio                              58.9         65.8        73.4         63.6        52.3

Expense ratio                           36.9         22.1   (3)  43.5         42.9        36.8
                                        ----         ----        ----         ----        ----

Combined ratio                          95.8         87.9   (3) 116.9   (4)  106.5   (4)  89.1
                                        ====         ====       =====        =====        ====

Industry combined ratio                115.7   (2)  106.9   (2) 108.4   (2)  106.4   (2) 106.1   (1)
                                       =====        =====       =====        =====       =====


(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 1996.

(2) Source:  A.M. Best Aggregate & Averages -- Property-Casualty (1996
    Edition).

(3) Contingent commission income recorded during 1993, from the cancellation of a multiple-year retrospectively-rated reinsurance contract, reduced the statutory combined and expense ratio by 10.3 points.

(4) Excluding the effects of the Northridge Earthquake, the statutory combined ratio for the years ended 1994 and 1995 would have been 89.7 and 85.3, respectively.


                                     INVESTMENTS

    The investment portfolios of the Company are managed by an Investment Committee of the Board of Directors. The Company follows an investment policy that is reviewed quarterly and revised periodically.

    Investments of the highest quality and marketability are critical for preserving claims paying ability. Virtually all of RLI's fixed income investments are U.S. Government securities or AA rated or better taxable and tax exempt issues. Common stock portfolios are limited to securities listed on national exchanges and listed by the Securities Valuation Office of the National Association of Insurance Commissioners. The investment portfolio serves primarily as the funding source of loss reserves and secondly as a source of income. For these reasons, RLI's primary investment criteria are quality and liquidity, followed by yield.

    During 1996, operating cash flows were used to acquire fixed income instruments composed mainly of intermediate-term U.S. Government and Agency securities and municipal securities. Additionally, a small portion of the funds were allocated to an investment grade convertible debenture portfolio designed to provide diversification and yield enhancement to the portfolio. The tax-exempt component of the fixed maturity portfolio increased $7.9 million, to $114.7 million; and comprises 37.2% of the Company's total fixed maturity portfolio, up 1.1% from year end 1995. The taxable U.S. Government, Agency and Municipal portion of the fixed income portfolio declined slightly by $0.4 million to $185.8 million, or 60.3% of the total versus 63.0% at year end 1995. Investment grade corporate securities totaled $3.7 million compared to $2.7 million at year end 1995, while convertible debenture securities totaling $4.0 million were added to the portfolio in 1996.

    Equity securities increased $34.9 million from $154.0 million at the end of last year to $188.9 million at the end of 1996. During 1996, net common equity investments totaling $9.2 million were purchased and pretax unrealized appreciation of equity securities totaled $25.8 million. Equity securities as a percentage of cash and invested assets increased to 35.1% at the end of 1996 from 32.4% at year end 1995. Combined cash and short-term investments totaling $40.8 million at year end 1996 represented 7.6% of cash and invested assets versus 4.4% in 1995. The Company's short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

    RLI's mix of fixed income securities continues to be biased in favor of U.S. Government and Agency securities due to their high liquidity and almost risk-free nature. The mixture of tax-exempt and taxable instruments within the fixed income portfolios is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. The majority of securities reviewed for purchase are either U.S. Government, Agency, or high grade municipal debt instruments. As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top two grades of investment security quality by Standard & Poor's and Moody's (i.e. AAA and AA). Interest rate risk is limited by restricting and managing acceptable call provisions among new security purchases.

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

    Aggregate maturities for the fixed maturity securities are as follows:

MATURITY                  PAR      AMORTIZED           FAIR       CARRYING
YEAR                    VALUE          VALUE          VALUE          VALUE
----                    -----          -----          -----          -----
1997              $16,745,000    $16,719,228    $16,829,890    $16,721,759
1998               27,995,000     28,260,289     28,717,798     28,287,175
1999               39,270,000     39,626,036     40,901,976     39,943,462
2000               32,910,000     33,687,738     34,601,360     33,876,334
2001               20,640,000     21,371,646     21,649,472     21,305,084
2002               23,380,000     24,390,589     24,560,773     24,300,451
2003               41,300,000     41,534,757     40,607,493     41,534,757
2004               20,295,000     20,433,996     20,474,843     20,433,996
2005               29,040,000     29,446,145     29,833,274     29,446,145
2006               14,350,000     14,343,596     14,532,125     14,343,596
2007                7,100,000      7,114,873      7,218,453      7,114,873
2008                8,275,000      8,029,518      8,206,127      8,029,518
2009               10,310,000     10,384,245     10,416,465     10,384,245
2010                9,750,000     10,132,696      9,968,673     10,132,696
2011                2,000,000        812,348        787,500        812,348
2012                        0              0              0              0
2013                1,400,000        999,354      1,088,500        999,354
2014                        0              0              0              0
2015                  500,000        520,940        535,000        520,940
                      -------        -------        -------        -------

                 $305,260,000   $307,807,994   $310,929,722   $308,186,733
                 ============   ============   ============   ============


    Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value, except that a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. RLI Corp. has chosen to carry most of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until originally scheduled maturity. Consequently, fluctuations in the market value of most bonds are not reflected in the financial statements and do not affect shareholders' equity. At December 31, 1996, the Company's equity securities valued at $188.9 million, accounted for 35.1% of total cash and invested assets and 90.9% of the combined statutory surplus of its insurance subsidiaries. At December 31, 1996, net pretax unrealized capital appreciation of equity securities was $77.2 million.

    The Company's investment results are summarized in the following table:

                                             YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------

(Dollars in thousands)        1992         1993        1994         1995        1996
                              ----         ----        ----         ----        ----
Average invested
 assets (1)               $259,522     $341,361    $407,722     $442,717    $504,773
Investment
 income (2)(3)              13,483       16,857      20,133       22,029      23,681
Realized gains
 (losses) (3)                  921          254     (3,595)          457       1,018
Change in unreal-
 ized appreciation/
 depreciation  (3)(4)        3,546        7,945     (5,749)       36,037      25,033
Annualized return
 on average
 invested assets              6.9%         7.3%        2.7%        13.2%        9.9%


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

    The quarterly and annual financial reports to the states utilize accounting principles which are different than the generally accepted accounting principles used in shareholders' reports. The statutory accounting principles, in keeping with the intent to assure policyholder protection, are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going concern concept. Currently, the National Association of Insurance Commissioners (NAIC) has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, the project may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

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


    PROPOSITION 103 (RATE ROLLBACK INITIATIVE)--In November 1988, California voters approved Proposition 103, which requires insurance rates for certain lines of business to be rolled back 20% from the rates in effect in November 1987. Beginning in 1989 and ending in 1994, the Company deferred premium revenue of $1,449,200 and accrued interest in the amount of $1,050,480 to cover the proposed rollback. No additional provision was made during 1995 and the total funds accrued for rollback remained $2,449,680 at December 31, 1995.

During 1996, the Company reached a settlement with the California Department of Insurance resolving its total liability for refunds and interest under Proposition 103. The settlement requires the Company to pay $2,987,050 in refunds and interest. In the second quarter of 1996, the Company recorded a pretax charge of $487,370 to record the difference between the actual settlement and the amount previously accrued. The Company is currently in the process of issuing refund checks to policyholders.


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


    NATURAL DISASTER ACT--Recent natural disasters such as Hurricane Andrew, the Midwestern floods and the Northridge Earthquake have sparked debate on the best way to provide affordable insurance coverage for such events. Previously the Company supported the proposed Natural Disaster Act as the most desirable alternative. That Act was never passed and the Company is considering other proposed alternatives.


    SUPERFUND REFORM (ENVIRONMENTAL LIABILITY)--In 1996, the president asked congress to reinstate the corporate levies that provide funds for Superfund cleanup. Congressional representatives indicate they would not support a reinstatement but are considering comprehensive reform of this bill, that if passed, could impose some tax liability on the Company.

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


                                      EMPLOYEES

    The Company employs a total of 357 associates. Of the 357 total associates, 40 are part-time and 317 are full-time.

(d) Financial Information about Foreign and Domestic Operations and Export
    Sales.

    For purposes of this discussion, foreign operations are not considered material to the Company's overall operations.


Item 2.  PROPERTIES

    The Company owns a two-story, 80,000 square foot building in Peoria, Illinois, which serves as the Corporate Headquarters for RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company. Two RLI Insurance Company Branch Offices also lease office space in this building.

    Located on the same 23.0 acre campus is a 12,800 square foot building. Nearly 9,800 square feet of this building are used as warehouse storage for records and equipment. The remaining 3,000 square feet is leased to Maui Jim, Inc., as a part of its contact lens distribution center.

    Additionally, the Company owns two other buildings located near the headquarter building. One, a 19,000 square foot building, is leased to Maui Jim, Inc. and is used as their headquarters. The other, a 20,000 square foot building, was purchased in December of 1996. Currently, used for warehousing and record storage, this building will provide space for future office expansion.

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


                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Refer to the Corporate Data on page 49 of the Annual Report to Shareholders for the year ended December 31, 1996 attached in Exhibit 13.


Item 6.  SELECTED FINANCIAL DATA

    Refer to the Selected Financial Data on pages 18 through 19 of the Annual Report to Shareholders for the year ended December 31, 1996 attached in Exhibit 13.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 25 of the Annual Report to Shareholders for the year ended December 31, 1996 attached in Exhibit 13.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the consolidated financial statements and supplementary data included on pages 26 through 43 of the Annual Report to Shareholders for the year ended December 31, 1996 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 24.)


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


                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (l-2) Consolidated Financial Statements and Schedules. See Index to Financial Statements and Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 34-35.

(b) No reports on Form 8-K were filed during the last quarter of 1996.

(c) Exhibits.  See Exhibit Index on pages 34-35.

(d) Financial Statement Schedules. The schedules included on attached pages 25 through 33 as required by Regulation S-X are excluded from the Company's Annual Report to Shareholders. See Index to Financial Statements and Schedules on page 24. There is no other financial information required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:    /S/Joseph E. Dondanville
   ----------------------------------------------------
       J. E. Dondanville
       Vice President, Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:  March 5, 1997
    --------------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /S/Gerald D. Stephens
   ----------------------------------------------------
       G. D. Stephens, President
       (Principal Executive Officer)

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Joseph E. Dondanville
   ----------------------------------------------------
       J. E. Dondanville, Vice President,
       Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:  March 5, 1997
   ----------------------------------------------------
              * * * * *

By:    /S/Gerald D. Stephens
       ------------------------------------------------
       G. D. Stephens, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Bernard J. Daenzer
       ------------------------------------------------
       B. J. Daenzer, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Richard J. Haayen
       ------------------------------------------------
       R. J. Haayen, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/William R. Keane
       ------------------------------------------------
       W. R. Keane, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Gerald I. Lenrow
       ------------------------------------------------
       G. I. Lenrow, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/John S. McGuinness
       ------------------------------------------------
       J. S. McGuinness, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:   /S/Edwin S. Overman
      -------------------------------------------------
      E. S. Overman, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Edward F. Sutkowski
       ------------------------------------------------
       E. F. Sutkowski, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

By:    /S/Robert O. Viets
       ------------------------------------------------
       R. O. Viets, Director

Date:  March 5, 1997
       ------------------------------------------------
              * * * * *

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                REFERENCE (PAGE)

DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                          25

Schedules:

I.  Summary of Investments - Other than Investments in
    Related Parties at December 31, 1996.                               26

II. Condensed Financial Information of Registrant
    for the three years ended December 31, 1996.                   27 - 29

III.Supplementary Insurance Information
    for the three years ended December 31, 1996.                   30 - 31

IV. Reinsurance for the three years ended December 31, 1996.            32

V.  Valuation and Qualifying Accounts                                   33

VI. Supplemental Information Concerning Property-Casualty Insurance
    Operations for the three years ended December 31, 1996.        30 - 31

    Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 21, 1997, we reported on the consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index.
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                           KPMG Peat Marwick LLP



Chicago, Illinois
January 21, 1997

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                                  IN RELATED PARTIES

                                  DECEMBER 31, 1996

Column A                                                Column B         Column C         Column D

                                                                                           Amount
                                                                                          at Which
                                                                                          Shown in
                                                                           Fair         the Balance
Type of Investment                                       Cost(1)            Value          Sheet
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  Held-to-maturity
    United States government and government
     agencies and authorities                       $152,612,589      $154,134,493     $152,612,589
    States, political subdivisions, and revenues     110,669,841       111,890,926      110,669,841
--------------------------------------------------------------------------------------------------------------

     Total held-to-maturity                          263,282,430       266,025,419      263,282,430
--------------------------------------------------------------------------------------------------------------

  Available-for-sale
    United States government and government
     agencies and authorities                         29,461,455        29,681,299       29,681,299
    Foreign governments                                  443,198           435,094          435,094
    Corporates                                         7,585,492         7,736,658        7,736,658
    States, political subdivisions, and revenues       7,035,419         7,051,252        7,051,252
--------------------------------------------------------------------------------------------------------------

     Total available-for-sale                         44,525,564        44,904,303       44,904,303
--------------------------------------------------------------------------------------------------------------

     Total fixed maturities                          307,807,994       310,929,722      308,186,733
--------------------------------------------------------------------------------------------------------------

Equity securities, available-for-sale:
 Common stock:
  Public utilities                                    36,340,454        51,075,525       51,075,525
  Banks, trusts and insurance companies                9,872,511        22,279,317       22,279,317
  Industrial, miscellaneous and all other             65,558,288       115,578,210      115,578,210
 Preferred stock                                           1,950             2,308            2,308
--------------------------------------------------------------------------------------------------------------

    Total equity securities                          111,773,203       188,935,360      188,935,360
--------------------------------------------------------------------------------------------------------------

Short-term investments                                40,823,967        40,823,967       40,823,967
--------------------------------------------------------------------------------------------------------------

    Total investments                               $460,405,164      $540,689,049     $537,946,060
--------------------------------------------------------------------------------------------------------------



Note: See notes 1D and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (PARENT COMPANY)

                               CONDENSED BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1996

                                                       1995              1996
-------------------------------------------------------------------------------
ASSETS

Cash                                           $    236,902       $ 9,597,834
Investments in subsidiaries, at equity          199,299,589       228,205,464
Equity securities available-for-sale,
 at fair value
  (Cost--$6,667,195 in 1995 and
   $6,800,912 in 1996)                            8,138,847         9,676,285
Investment in Rabbi Trust                         2,817,965         4,062,723
Deferred debt costs                                 928,865           805,701
Income taxes recoverable                            537,838
Property and equipment                            1,090,713         1,051,637
Other assets                                        238,615           898,113
-------------------------------------------------------------------------------
 Total assets                                  $213,289,334      $254,297,757
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                     $  1,163,723      $  1,283,960
 Notes payable, short-term                        2,800,000
 Deferred compensation--Rabbi Trust               2,817,965         4,062,723
 Interest payable--Convertible debentures         1,265,000         1,265,000
 Income taxes payables                                                815,999
 Long-term debt--Convertible debentures          46,000,000        46,000,000
 Other liabilities                                  634,930           830,714
-------------------------------------------------------------------------------
  Total liabilities                              54,681,618        54,258,396
-------------------------------------------------------------------------------


Shareholders' equity:
 Common stock ($1 par value, authorized
  12,000,000 shares, in 1995 and 50,000,000
  shares in 1996, issued 8,453,449
  shares in 1995 and 1996)                        8,453,449         8,453,449
 Other shareholders' equity                     153,544,590       197,464,904
 Treasury shares at cost (602,567 shares
  in 1995 and 631,719 shares in 1996)            (3,390,323)       (5,878,992)
-------------------------------------------------------------------------------
  Total shareholders' equity                    158,607,716       200,039,361
-------------------------------------------------------------------------------
  Total liabilities and shareholders' equity   $213,289,334      $254,297,757
===============================================================================

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (PARENT COMPANY)--(CONTINUED)
                           CONDENSED STATEMENTS OF EARNINGS
                               YEARS ENDED DECEMBER 31,

                                                       1994                1995                1996
----------------------------------------------------------------------------------------------------
Net investment income (expense)                  $  146,815        $ (  100,881)          $ 164,181
Selling, general, and administrative expenses     2,845,289           2,093,019           3,559,113
Interest expense on debt                          3,431,464           3,347,378           2,808,470
----------------------------------------------------------------------------------------------------
                                                 (6,129,938)         (5,541,278)         (6,203,402)
Income tax benefit                               (2,312,907)         (2,147,995)         (2,186,013)
----------------------------------------------------------------------------------------------------
Net loss before equity in net earnings
 of subsidiaries                                 (3,817,031)         (3,393,283)         (4,017,389)
Equity in net earnings (loss) of subsidiaries      (958,840)         11,342,824          29,713,110
----------------------------------------------------------------------------------------------------
  Net earnings (loss)                           $(4,775,871)         $7,949,541         $25,695,721
====================================================================================================

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                              RLI CORP. AND SUBSIDIARIES

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (PARENT COMPANY)--(CONTINUED)
                          CONDENSED STATEMENTS OF CASH FLOWS

                               YEARS ENDED DECEMBER 31,

                                                      1994           1995           1996
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Losses before equity in net earnings
 of subsidiaries                                $(3,817,031)   $(3,393,283)   $(4,017,389)

Adjustments to reconcile net losses to net
 cash provided by operating activities:
 Write-down of investments                            9,597
 Other items, net                                   445,597       (399,566)       (55,262)
 Change in:
  Affiliate balances payable                        (10,058)       135,916       (207,668)
  Federal income taxes                           (1,034,695)     1,658,597        437,303
  Deferred debt costs                               135,908        123,165        123,164
------------------------------------------------------------------------------------------
  Net cash used in operating activities          (4,270,682)    (1,875,171)    (3,719,852)
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale          (1,995,106)      (857,883)      (387,395)
  Property and equipment                         (1,054,894)        (9,600)
 Sale of:
  Equity securities, available-for-sale             433,263      1,004,380        236,986
 Cash dividends received-subsidiaries             6,340,282      7,823,965     21,125,783
------------------------------------------------------------------------------------------
  Net cash provided by investing activities       3,723,545      7,960,862     20,975,374
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Payments on debt                                  (745,000)    (6,255,000)    (2,800,000)
 Proceeds from issuance of debt                                  2,800,000
 Fractional share paid                                              (4,010)
 Treasury shares reissued                         2,513,375         33,667      2,207,526
 Treasury shares purchased                                                     (3,040,671)
 Cash dividends paid                             (3,461,217)    (3,849,521)    (4,261,445)
------------------------------------------------------------------------------------------
  Net cash used in financing activities          (1,692,842)    (7,274,864)    (7,894,590)
------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                (2,239,979)    (1,189,173)     9,360,932
Cash at beginning of year                         3,666,054      1,426,075        236,902
------------------------------------------------------------------------------------------
Cash at end of year                             $ 1,426,075      $ 236,902    $ 9,597,834

===============================================================================
Interest paid on outstanding debt for 1994, 1995, and 1996 amounted to $3,345,714, $3,372,479, and $2,834,192, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                              RLI CORP. AND SUBSIDIARIES

                  SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                  SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS

                    YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

Column A                      Column B     Column C (1)    Column E (1)     Column F      Column H
                                                                                          Incurred
                              Deferred        Unpaid                                      Losses and
                               policy        losses and                                  settlement
                              acquisition    settlement      Unearned       Premiums      expenses
Segment                         costs      expenses, net   premiums, net    earned      Current year
----------------------------------------------------------------------------------------------------

Year ended
 December 31, 1994
RLI Insurance Group    $19,208,212   $195,229,244    $78,839,454   $140,184,488   $100,534,321
==================================================================================================


Year ended
 December 31, 1995

RLI Insurance Group    $15,806,911   $221,648,494    $75,824,217   $133,468,133   $ 62,618,745
==================================================================================================


Year ended
 December 31, 1996

RLI Insurance Group    $16,663,603   $240,784,071    $76,076,561   $130,656,095   $ 69,724,730
==================================================================================================


NOTE 1: Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

                              RLI CORP. AND SUBSIDIARIES

                  SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                  SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS
                                     (CONTINUED)

                    YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

Column A                Column H       Column I        Column J       Column K
                        Incurred
                       Losses and
                       settlement        Policy         Other           Net
                        expenses       acquisition     operating     Premiums
Segment                 Prior year        costs        expenses       written
--------------------------------------------------------------------------------------------
Year ended
 December 31, 1994

RLI Insurance Group    $ 1,107,345    $47,106,098    $15,142,384   $146,661,684
============================================================================================


Year ended
 December 31, 1995

RLI Insurance Group    $23,271,250    $43,042,045    $14,470,053   $130,452,895
============================================================================================


Year ended
 December 31, 1996

RLI Insurance Group   $( 1,463,423)   $29,556,390    $16,441,332   $132,357,640
============================================================================================


                              RLI CORP. AND SUBSIDIARIES

                               SCHEDULE IV--REINSURANCE

                          FOR THE YEARS 1994, 1995, AND 1996

Column A                 Column B        Column C        Column D      Column E           Column F

                                                                                         Percentage
                                         Ceded to        Assumed                          of Amount
                            Gross         Other         From Other        Net            Assumed to
                          Amount         Companies       Companies     Amount               Net
----------------------------------------------------------------------------------------------------
1994
----------------------------------------------------------------------------------------------------
RLI Insurance Group
 premiums earned      $265,453,514   $125,458,397       $189,371   $140,184,488            .1%
====================================================================================================


1995
----------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned      $264,651,370   $131,771,599       $588,362   $133,468,133            .4%
====================================================================================================


1996

----------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned      $271,551,708   $140,928,326       $ 32,713   $130,656,095           .02%
====================================================================================================


NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                              RLI CORP. AND SUBSIDIARIES

                    SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                              Column A       Column B        Column C       Column D      Column E

                             Balance at       Amounts        Amounts                       Balance
                            beginning of    charged to       recovered       Amounts       at end
                               period         expense     (written-off)     commuted       of period
--------------------------------------------------------------------------------------------------------
1994  Allowance for
      insolvent reinsurers  $15,602,148     $1,000,000    $(1,054,748)            --    $15,547,400


1995  Allowance for
      insolvent reinsurers  $15,547,400     $  613,296    $   261,373     $  (85,923)   $16,336,146


1996  Allowance for
      insolvent reinsurers  $16,336,146     $1,006,140    $  (444,488)            --    $16,897,798


                                    EXHIBIT INDEX



Exhibit No.   Description of Document          Reference (page)
-----------   -----------------------          ----------------

  2.1         Plan of Reorganization   Incorporated by reference to the
              and Agreement            Company's Quarterly
              of Merger                Form 10-Q for the First Quarter
                                       ended March 31, 1993.

  2.2         Articles of Merger       Incorporated by reference to the
                                       Company's Quarterly Form 10-Q for
                                       the Second Quarter ended June 30, 1993.

  3.1         Articles of              Attached Exhibit 3.1.
              incorporation

  3.2         By-Laws                  Attached Exhibit 3.2.

  4.1         Indenture dated          Incorporated by reference to the
              July 28, 1993 between    Company's Registration Statement on
              the Company and          Form S-3 filed on July 21, 1993.
              Norwest Bank
              Minnesota, National
              Association as Trustee

  10.1        Executive Achievement    Incorporated by reference to the
              Target Salary            Company's Registration
              Plan                     Statement on Form S-2 filed on
                                       August 22, 1985, File No. 0-6612.

  10.2        RLI Corp. Director       Incorporated by reference to the
              Deferred                 Company's Registration Statement on
              Compensation Plan        Form 10-Q for the Second Quarter ended
                                       June 30, 1993.

  10.3        The RLI Corp.            Incorporated by reference to the
              Directors' Irrevocable   Company's Registration Statement on
              Trust Agreement          Form 10-Q for the Second Quarter ended
                                       June 30, 1993.

  10.4        Key Employee Excess      Incorporated by reference to the
              Benefit Plan             Company's Annual Form 10-K/A
                                       for the year ended December 31, 1992.

  10.5        RLI Corp. Incentive      Incorporated by reference to Company's
              Stock Option Plan        Registration Statement  on Form S-8
                                       filed on March 11, 1996,
                                       File No. 333-01637

  10.9        Reinsurance Agreements   Incorporated by reference to the Annual
              between the Company      Form 10-K/A for the year ended
              and American             December 31, 1992.
              Re-Insurance Company

  10.10       Reinsurance Agreements   Incorporated by reference to the
              between the Company      Company's Annual Form 10-K/A
              and Lloyds of London     for the year ended December 31, 1992.

  10.11       Reinsurance Agreements   Incorporated by reference to the
              between the Company and  Company's Annual Form 10-K/A
              NAC Reinsurance Corp.    for the year ended December 31, 1992.

  11.0        Statement re computation Attached page 36.
              of per share earnings

  13.1        Refer to the Annual      Attached Exhibit 13.
              Report to Shareholders
              for the year ended
              December 31, 1996,
              pages 18-43 and 49.

Exhibit No.   Description of Document          Reference (page)
-----------   -----------------------          ----------------

  21.1        Subsidiaries of the      Attached page 37.
              Registrant

  23.1        Consent of KPMG Peat     Attached page 38.
              Marwick LLP

  23.2        Consent of Kirkland      Incorporated by reference to the
                                       & Ellis Company's Registration
                                       Statement on Form S-3 filed
                                       July 21, 1993.

  24.1        Powers of Attorney       Incorporated by reference to the
                                       Company's Registration
                                       Statement on Form S-3 filed
                                       on July 21, 1993.

  27          Financial Data Schedule  Attached Exhibit 27.

  29.1        Information from         Attached page 39.
              reports furnished to
              state insurance
              regulatory authorities