Form 10-Q
period 1997-03-31
RLI CORP
filed 1997-05-09
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              March 31, 1997
                           -------------------------------------------

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

  As of May 6, 1997 the number of shares outstanding of the registrant's Common Stock was 7,625,456.

                                    PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                               Ended March 31,

                                               1997           1996
                                                           (Restated)
                                           -----------     -----------
Net premiums earned                         $33,065,635    $32,166,978
Net investment income                         6,021,551      5,727,445
Net realized investment gains                   560,024        141,310
                                            -----------    -----------
                                             39,647,210     38,035,733
                                            -----------    -----------
Losses and settlement expenses               15,703,162     18,030,652
Policy acquisition costs                      9,963,019      8,001,329
Insurance operating expenses                  3,784,403      3,335,955
Interest expense on debt                        690,552        721,344
General corporate expenses                      880,469        735,042
                                            -----------    -----------
                                             31,021,605     30,824,322
                                            -----------    -----------
Equity in earnings of
  unconsolidated investee                       243,673        124,688
                                            -----------    -----------

Earnings before income taxes                  8,869,278      7,336,099
Income tax expense                            2,313,493      1,820,202
                                            -----------    -----------
Net earnings                                $ 6,555,785     $5,515,897
                                           ============   =============
Net earnings per share:

  Primary                                         $0.85          $ .70
  Fully diluted                                   $0.74          $ .62

Weighted average number of
common shares outstanding

  Primary                                     7,698,716      7,906,856
  Fully diluted                               9,467,947      9,676,087

Cash dividends declared per common share          $0.14          $0.13



The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                     March 31,   December 31,
ASSETS                                                 1997          1996
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $270,405,516   $263,282,430
     Available-for-sale, at fair value              44,809,885     44,904,303
  Equity securities, at fair value                 192,129,440    188,935,360
  Short-term investments, at cost which
     approximates fair value                         6,318,798     40,823,967
                                                   -----------   -------------
  Total investments                                513,663,639    537,946,060
Cash                                                         0              0
Accrued investment income                            5,731,012      5,835,885
Premiums and reinsurance balances receivable        51,686,121     37,166,516
Ceded unearned premiums                             50,064,453     53,705,078
Reinsurance balances recoverable on unpaid losses  159,630,955    165,017,149
Deferred policy acquisition costs                   22,497,925     16,663,603
Property and equipment                              11,527,193     12,126,552
Investment in unconsolidated investee               12,908,483      8,970,691
Other assets                                        11,305,210      8,042,250
                                                   -----------   ------------
             TOTAL ASSETS                         $839,014,991   $845,473,784
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $402,636,838   $405,801,220
   Unearned premiums                               130,272,565    129,781,639
   Reinsurance balances payable                     23,117,327     23,699,837
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
   Income taxes-current                              2,453,906      2,134,692
   Income taxes-deferred                            19,514,687     17,170,687
   Other liabilities                                15,009,227     20,846,348
                                                   -----------   ------------
             TOTAL LIABILITIES                     639,004,550    645,434,423
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 8,453,499 shares
  at 12/31/96 and 8,453,724 shares at 3/31/97)       8,453,724      8,453,449
  Other shareholders' equity                       204,384,061    197,464,904

  Less: Treasury shares at cost
        (631,719 shares at 12/31/96)
        (828,268 shares at 3/31/97)                (12,827,344)    (5,878,992)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            200,010,441    200,039,361
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $839,014,991   $845,473,784
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.
                                    3

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Three-Month Period
                                                       Ended March 31,
                                                 --------------------------
                                                      1997           1996
                                                                 (Restated)
                                                 ------------   ------------
Net cash used in  operating activities         ($ 18,264,826) ($ 19,753,215)
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                          (29,226,370)   ( 6,730,266)
  Investments sold                                 5,423,220      2,216,171
  Investments called or matured                   15,761,592      6,495,000
  Net decrease in
  short-term investments                          34,505,170     20,884,451
  Net property and equipment purchased           (   188,535)   ( 1,018,350)
                                                  ------------   ------------
Net cash from investing activities                26,275,077     21,847,006
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                             (1,067,564)   ( 1,031,790)
  Payments on debt                                         0    ( 2,800,000)
  Change in contributed capital                        5,665      1,615,396
  Treasury shares reissued                                 0        538,789
  Treasury shares purchased                       (6,948,352)             0
                                                  ------------  ------------
Net cash (used in)
  financing activities                            (8,010,251)   ( 1,677,605)
                                                  ------------  ------------
Net increase (decrease) in cash                            0        416,186
                                                  ------------  ------------
Cash at the beginning of the year                          0      3,506,945
                                                  ------------  ------------
Cash as of March 31                               $        0   $  3,923,131
                                                  ============  ============








The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1996 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996.

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of a full year.

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

    As previously reported in RLI Corp.'s Form 10-K filed for the period ended December 31, 1996, on December 1, 1996, RLI Vision Corp., the Company's wholly-owned optical goods distributor, merged with Hester Enterprises, Inc., the manufacturer of Maui Jim sunglasses. The Company retained a 34% minority interest in the combined entity, renamed Maui Jim, Inc. The Company accounted for this merger as a non-monetary exchange of ownership interests with no gain or loss recognized.

    As a result of the merger, the Company has presented its minority interest in Maui Jim, Inc. under the equity method of accounting beginning December 1, 1996. Additionally, for comparative purposes, the Company has restated prior period financial information to present its 100% ownership in RLI Vision Corp. under the equity method. This restatement is a change in presentation only and has no impact on earnings. In January 1997, the Company paid $3,694,119 for an additional 10% ownership interest in Maui Jim, Inc., bringing the Company's total minority interest in Maui Jim, Inc. to 44%.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1996 10-K Annual Report.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 1997 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1997                                      -------    --------    ------
     RLI Insurance Group                     $ 33,065    $  3,614  $809,384
     Net investment income                      6,022       6,022
     Net realized investment gains                560         560
     General corporate & interest expense          --      (1,571)   29,631
     Equity in Earnings of unconsolidated
       investee                                    --         244
                                             --------   ---------  --------
     Consolidated                            $ 39,647    $  8,869  $839,015
                                             ========   =========  ========
    1996
     RLI Insurance Group                     $ 32,168    $  2,799  $786,461
     Net investment income                      5,727       5,727
     Net realized investment gains                141         141
     General corporate & interest expense          --      (1,456)   22,663
     Equity in Earnings of unconsolidated
       investee                                    --         125
                                             --------   ---------  --------
     Consolidated                            $ 38,036    $  7,336  $809,124
                                             ========   =========  ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 83% of the Company's total revenue for the three months ended March 31, 1997.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS
ENDED MARCH 31, 1996

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $76.9 million for the first three months of 1997, up 10.9% from the same period in 1996. This increase was the result of a 10.8% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Net investment income grew, as well, posting a 5.2% improvement over first quarter 1996. Consolidated revenue for the first three months of 1997 increased $1.6 million, or 4.2%, from the same period in 1996. Net premiums earned in the first three months of 1997 were up 2.8% compared to the first three months of 1996, as surety writings showed marked improvement.

The net after-tax earnings for the first three months of 1997 totaled $6.6 million, $.85 per share, compared to $5.5 million, $.70 per share, for the same period in 1996. The increase in net earnings is attributable to continued strong property underwriting results and increased net investment income.


RLI INSURANCE GROUP

Gross premiums written for the first three months of 1997 totaled $70.3 million, compared to $63.4 million reported for the same period in 1996. Property premiums increased to $39.0 million for the first quarter of 1997 compared to $30.8 million for the first quarter of 1996. The addition of the Hawaiian Homeowners business in March of 1997 fueled this growth. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed $10.7 million in written premium. It is anticipated that this new book of business will provide an additional $10.0 to $12.0 million in gross written premium on an annual basis. The Company's surety book of business also posted substantial growth in the first quarter of 1997. Direct writings for surety grew five-fold to $4.9 million versus $900,000 for the same period in 1996. This increase is primarily the result of the implementation of two new programs in the second quarter of 1996--Universal Bonding and Surety America. The increased writings on the property and surety books were partially offset by declines in the Company's casualty book. Gross written premium on the casualty book declined $5.4 million to $26.3 million when compared to the same period in 1996. General Liability and Directors and Officers Liability accounted for $2.3 and $1.0 million, respectively, of this decline, as continued unfavorable pricing and soft market conditions have resulted in the non-renewal of certain accounts which cannot be underwritten profitably. Additionally, the Company's Deductible Buy-Back Program accounted for $1.6 million of the decline in casualty writings, as two major purchasing group contracts that were new in March of 1996 did not renew in 1997.

Net premiums written for the first three months of 1997 increased $3.1 million or 9.2% from the same period in 1996. Of this increase, $4.4 million was related to the property book. Net property writings increased $10.7 million with the assumption of the Hawaiian Homeowners business. This increase, however, was offset by a $6.4 million decrease in Difference-In-Conditions net writings. This decline was primarily due to the change in booking ceded premium from a written premium basis to an earned premium basis on California

Excess of Loss treaties in 1996. Ceded premiums and unearned premiums were adjusted proportionally downward causing net premiums to be higher in 1996 compared to 1997. The Company's surety book posted net premium written of $2.9 million, a $2.0 million improvement over the same period in 1996. The improvements experienced in property and surety, however, were offset by a $3.1 million decline in net casualty writings related to the unfavorable pricing and market conditions as mentioned previously.

Net premiums earned of $33.1 million in the first quarter of 1997 represent a 2.8% increase from the same period in 1996. Earned premiums associated with the Hawaiian Homeowners business caused property to improve $1.1 million over first quarter 1996 levels. With the addition of the two new programs, as mentioned previously, the surety book improved, as well, posting a $1.3 million increase over 1996 levels. Earned premiums on the casualty book, however, declined by $1.5 million due to the decline in writings as mentioned previously.

The Group's pretax earnings totaled $3.6 million for the first three months of 1997 compared to pretax earnings of $2.8 million for the same period in 1996. The property book was responsible for the majority of this improvement posting $4.1 million in pretax earnings compared to $2.7 million for the first quarter of 1996. First quarter 1996 property earnings were reduced by $2.5 million, or $.20 per share, due to winter storm losses on the east coast. For the first quarter of 1997, however, only $300,000, or $.03 per share, were reported from eastern winter storm losses. Surety showed improvement, as well, reporting a pretax profit of $77,000 compared to a pretax loss of $256,000 for the same period in 1996. This represents surety's first quarter of operating profits and is directly in line with the original business plan for this division. The improvement experienced in property and surety was partially offset by a decline in earnings on the casualty book. Casualty posted a pretax loss of $523,000 for the first quarter of 1997 compared to a pretax profit of $346,000 for the same period in 1996. Despite relatively stable loss activity and only a slight increase in total operating expenses, the decline in earned premiums experienced in casualty business has caused operating profits to decline.

The GAAP combined ratio through the first three months of 1997 was 89.1 compared to 91.3 for the same period in 1996. The loss ratio decreased from
56.1 for the first quarter of 1996 to 47.5 in the first quarter of 1997. This decrease was mainly the result of the improved property loss ratio. The property book reported a loss ratio of 18.7% for the first quarter of 1997 compared to 35.4% for the same period in 1996. The decline in losses reported from eastern winter storms, as mentioned previously, was the primary driver of this improvement. The Company's expense ratio increased from 35.2% for the first quarter of 1996 to 41.6% for the first quarter of 1997. This increase was primarily related to commissions associated with the acquisition of the Hawaiian Homeowners business. Additionally, first quarter 1997 includes approximately $244,000 in expense associated with the CatEPut Program. This catastrophe financing program was initiated in the fourth quarter of 1996. These two items contributed to the increase in property's expense ratio from 41.2% in the first quarter of 1996 to 49.3% in the first quarter of 1997. The casualty book, as well, showed an increase in expense ratio from 29.2% in 1996 to 32.4% in 1997. Despite only a $139,000 increase in total expense between periods, the $1.5 million decline in earned premiums in 1997 compared to 1996 contributed to the increase in the expense ratio. The surety book, however, posted a significant improvement in expense ratio, decreasing from 98.1% in 1996 to 75.1% in 1997. The tremendous growth in surety earned premiums, as discussed previously, coupled with expense control measures, contributed to this improvement.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.0 million during the first three months of 1997, an increase of 5.2% over that reported for the same period in 1996. This increase is the result of a higher invested asset base for the three months ended March 31, 1997 compared to the same period in 1996.

Invested assets at March 31, 1997 decreased by $24.2 million, or 4.5%, from December 31, 1996. Short-term investments declined by $34.5 million from December 31, 1996 due primarily to the funding of reinsurance obligations and other first quarter operating needs. In addition, the Company recognized realized investment gains of $560,000 in the first three months of 1997 compared to $141,000 in the first three months of 1996.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 1997 and 1996 are as follows:

                                1997               1996
                                ----               ----
   Taxable                      6.95%              6.93%
   Non-taxable                  5.06%              5.00%

Yields on taxable and non-taxable securities improved slightly through the first three months of 1997 due to the maturity of lower yielding securities from the portfolio. These securities have been replaced with slightly higher yielding securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $2.2 million in the first three months of 1997 compared to net unrealized gains before tax of $6.9 million for the same period in 1996. Unlike the first quarter of 1996, where the stock market flourished, the first quarter of 1997 saw the stock market correction in the month of March, giving back a significant portion of the gains experienced for the first two months of the year. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $79.7 million and $77.5 million at March 31, 1997 and December 31, 1996, respectively.

Interest expense on debt obligations decreased to $691,000 for the first three months of 1997, a $30,000 drop from the same period in 1996. This reduction is related to the repayment of $2.8 million in short-term borrowings in the first quarter of 1996.

INCOME TAXES

The Company's effective tax rate for the first three months of 1997 and 1996 was 26% and 25%, respectively. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1997 and 1996 as a result of the following:

                                            1997                  1996
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,104,248    35%     $ 2,567,635    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  443,036)  ( 5%)     (  380,214)  ( 5%)
  Dividends received deduction      (  331,772)  ( 4%)     (  299,150)  ( 4%)
  Dividends paid deduction          (   62,678)  ( 1%)     (   64,168)  ( 1%)
  Other items, net                      46,731     1%      (    3,901)    --
                                     ----------  ----      ----------   ----
Total tax expense                  $ 2,313,493    26%     $ 1,820,202    25%


LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, sale of convertible debentures, and small, short-term borrowings.

During the first quarter of 1997, the Company repurchased 196,549 of its outstanding shares at a cost of $6.9 million. These treasury shares are reflected as a separate component of equity.

The Company's 6% convertible debentures due July 15, 2003 (of which $46 million principal amount was outstanding at March 31, 1997) become redeemable at the option of the Company beginning July 15, 1997 for 103% of the principal amount thereof. The debentures are also convertible into common stock at the option of the holders at a conversion price of $26 per share. The Company may call the debentures for redemption when they become redeemable, with the funds necessary to fund any such redemption being provided by cash, investments and available lines of credit. However, if the trading price for the Company's common stock remains in excess of the conversion price, the Company would expect substantially all of the debentures to be converted prior to the effective date of any redemption. If a significant amount of common stock is issued in connection with any such redemption, the Company may engage in a stock repurchase program to re-acquire some or all of the stock so issued.

At March 31, 1997 the Company had short-term investments, cash and other investments maturing within one year, of approximately $23.1 million and additional investments of $128.1 million maturing within five years. The Company maintains three sources of credit from two financial institutions: one $10.0 million secured and committed line of credit that cannot be canceled during its annual term; a $30.0 million secured line of credit that cannot be canceled during its annual term; and a $3.0 million secured line of credit available for the issuance of letters of credit. All lines were unused at March 31, 1997.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.


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




Date: May 9, 1997