Form 10-Q
period 1997-06-30
RLI CORP
filed 1997-08-11
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              June 30, 1997
                           -------------------------------------------

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

  As of August 8, 1997 the number of shares outstanding of the registrant's Common Stock was 9,394,655.

                                   PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                               Ended June 30,

                                               1997           1996
                                                           (Restated)
                                           -----------     -----------
Net premiums earned                         $35,974,352    $32,390,263
Net investment income                         5,999,346      6,091,854
Net realized investment gains(losses)         1,734,460    (    36,190)
                                            -----------    -----------
                                             43,708,158     38,445,927
                                            -----------    -----------
Losses and settlement expenses               15,650,578     16,907,372
Policy acquisition costs                     10,931,140      7,505,677
Insurance operating expenses                  4,762,090      3,862,271
Interest expense on debt                        690,532        690,570
General corporate expenses                      964,240        853,523
                                            -----------    -----------
                                             32,998,580     29,819,413
                                            -----------    -----------
Equity in earnings of
  unconsolidated investee                       296,783        235,723
                                            -----------    -----------

Earnings before income taxes                 11,006,361      8,862,237
Income tax expense                            3,022,692      2,481,575
                                            -----------    -----------
Net earnings                                $ 7,983,669     $6,380,662
                                           ============   =============
Net earnings per share:

  Primary                                         $1.05          $0.80
  Fully diluted                                   $0.90          $0.71

Weighted average number of
common shares outstanding

  Primary                                     7,625,456      7,935,776
  Fully diluted                               9,394,687      9,705,007

Cash dividends declared per common share          $0.15          $0.14



The accompanying notes are an integral part of the financial statements.

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings (Continued)
                       (Unaudited)

                                           For the Six-Month Period
                                               Ended June 30,

                                               1997           1996
                                                           (Restated)
                                           -----------     -----------
Net premiums earned                         $69,039,987    $64,557,241
Net investment income                        12,020,897     11,819,299
Net realized investment gains                 2,294,484        105,120
                                            -----------    -----------
                                             83,355,368     76,481,660
                                            -----------    -----------
Losses and settlement expenses               31,353,740     34,938,024
Policy acquisition costs                     20,894,159     15,507,006
Insurance operating expenses                  8,546,493      7,198,226
Interest expense on debt                      1,381,084      1,411,914
General corporate expenses                    1,844,709      1,588,565
                                            -----------    -----------
                                             64,020,185     60,643,735
                                            -----------    -----------
Equity in earnings of
  unconsolidated investee                       540,456        360,411
                                            -----------    -----------

Earnings before income taxes                 19,875,639     16,198,336
Income tax expense                            5,336,185      4,301,777
                                            -----------    -----------
Net earnings                                $14,539,454    $11,896,559
                                           ============   =============
Net earnings per share:

  Primary                                         $1.90          $1.50
  Fully diluted                                   $1.64          $1.32

Weighted average number of
common shares outstanding

  Primary                                     7,661,884      7,921,316
  Fully diluted                               9,431,115      9,690,547

Cash dividends declared per common share          $0.29          $0.27



The accompanying notes are an integral part of the financial statements.

                          RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                     June 30,   December 31,
ASSETS                                                 1997          1996
Investments                                       ------------   -------------
  Fixed maturities                                 (Unaudited)
     Held-to-maturity, at amortized cost          $271,852,314   $263,282,430
     Trading, at fair value                          9,341,423              0
     Available-for-sale, at fair value              35,871,552     44,904,303
  Equity securities, at fair value                 220,430,101    188,935,360
  Short-term investments, at cost which
     approximates fair value                        13,641,393     40,823,967
                                                   -----------   -------------
  Total investments                                551,136,783    537,946,060
Cash                                                         0              0
Accrued investment income                            5,921,377      5,835,885
Premiums and reinsurance balances receivable        56,229,272     37,166,516
Ceded unearned premiums                             50,499,192     53,705,078
Reinsurance balances recoverable on unpaid losses  165,048,161    165,017,149
Deferred policy acquisition costs                   24,484,881     16,663,603
Property and equipment                              12,154,354     12,126,552
Investment in unconsolidated investee               13,205,265      8,970,691
Other assets                                        11,953,805      8,042,250
                                                   -----------   ------------
             TOTAL ASSETS                         $890,633,090   $845,473,784
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $408,986,876   $405,801,220
   Unearned premiums                               135,435,750    129,781,639
   Reinsurance balances payable                     27,132,237     23,699,837
   Long-term debt:
     Convertible debentures                         46,000,000     46,000,000
   Income taxes-current                              3,096,541      2,134,692
   Income taxes-deferred                            29,430,287     17,170,687
   Other liabilities                                16,484,617     20,846,348
                                                   -----------   ------------
             TOTAL LIABILITIES                     666,566,308    645,434,423
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 8,453,499 shares
  at 12/31/96 and 8,453,724 shares at 6/30/97)       8,453,724      8,453,449
  Other shareholders' equity                       228,440,402    197,464,904

  Less: Treasury shares at cost
        (631,719 shares at 12/31/96)
        (828,268 shares at 6/30/97)                (12,827,344)    (5,878,992)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            224,066,782    200,039,361
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $890,633,090   $845,473,784
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Six-Month Period
                                                       Ended June 30,
                                                 --------------------------
                                                      1997           1996
                                                                 (Restated)
                                                 ------------   ------------
Net cash used in  operating activities         ($  5,983,352) ($  5,054,319)
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                          (42,608,387)   (18,247,840)
  Investments sold                                 9,926,806      4,683,628
  Investments called or matured                   21,701,592     10,200,000
  Net decrease in
  short-term investments                          27,182,573      9,134,602
  Net property and equipment purchased           ( 1,296,163)   ( 1,434,402)
                                                  ------------   ------------
Net cash from investing activities                14,906,421      4,335,988
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                             (2,211,382)   ( 2,142,799)
  Payments on debt                                         0    ( 2,800,000)
  Change in contributed capital                      236,665      1,615,396
  Treasury shares reissued                                 0        538,789
  Treasury shares purchased                       (6,948,352)             0
                                                  ------------  ------------
Net cash (used in)
  financing activities                            (8,923,069)   ( 2,788,614)
                                                  ------------  ------------
Net increase (decrease) in cash                            0    ( 3,506,945)
                                                  ------------  ------------
Cash at the beginning of the year                          0      3,506,945
                                                  ------------  ------------
Cash as of June 30                                $        0   $          0
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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results of a full year.

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

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 1997 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1997                                      -------    --------    ------
     RLI Insurance Group                     $ 69,040    $  8,246  $849,128
     Net investment income                     12,021      12,021
     Net realized investment gains              2,294       2,294
     General corporate & interest expense          --      (3,226)   41,505
     Equity in earnings of unconsolidated
       investee                                    --         540
                                             --------   ---------  --------
     Consolidated                            $ 83,355    $ 19,875  $890,633
                                             ========   =========  ========
    1996
     RLI Insurance Group                     $ 64,557    $  6,914  $800,548
     Net investment income                     11,819      11,819
     Net realized investment gains                105         105
     General corporate & interest expense          --      (3,000)   22,495
     Equity in earnings of unconsolidated
       investee                                    --         360
                                             --------   ---------  --------
     Consolidated                            $ 76,481    $ 16,198  $823,043
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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 83% of the Company's total revenue for the six months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS
ENDED JUNE 30, 1996

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $160.9 million for the first six months of 1997, up 7.5% from the same period in 1996. This increase was the result of a 6.4% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Net investment income grew, as well, posting a 1.7% improvement over 1996 levels. Consolidated revenue increased $6.9 million, or 9.0%, from the same period in 1996. Net premiums earned for the first six months of 1997 were up $4.5 million, or 6.9%, compared to the same period in 1996, as surety writings showed marked improvement. Additionally, realized investment gains were $2.2 million higher than 1996. The sale of certain equity securities and real estate during the first six months of 1997 accounted for this increase.

The net after-tax earnings for the first six months of 1997 totaled $14.5 million, $1.90 per share, compared to $11.9 million, $1.50 per share, for the same period in 1996. The increase in net earnings is attributable to continued strong property underwriting results and increased net investment income and investment gains.


RLI INSURANCE GROUP

Gross premiums written for the first six months of 1997 totaled $146.6 million, compared to $137.8 million reported for the same period in 1996. Property premiums increased to $78.8 million for the first six months of 1997 compared to $70.5 million for the same period in 1996. The addition of the Hawaiian Homeowners business in March of 1997 fueled this growth. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed $10.7 million in written premium. Since March, an additional $2.3 million in premium has been assumed and $1.4 million has been written directly by the Group, for total premium writings of $14.4 million from this book as of June 30, 1997. It is anticipated that the Hawaiian book will provide an additional $10.0 to $12.0 million in gross written premium on an annual basis. The Company's surety book also posted substantial growth in the first half of 1997. Direct writings for surety improved to $12.4 million versus $3.1 million for the same period in 1996. This increase is primarily the result of the implementation of two new contract surety programs in the second quarter of 1996. The increased writings on the property and surety books were partially offset by declines in the Company's casualty book. Gross written premium on the casualty book declined $8.8 million to $55.4 million when compared to the same period in 1996. General Liability, Employers Indemnity, and Directors and Officers Liability accounted for $5.4, $1.8 and $1.4 million, respectively, of this decline, as continued less favorable pricing and soft market conditions have resulted in the non-renewal of certain accounts which cannot be underwritten profitably.

Net premiums written for the first six months of 1997 increased $10.1 million, or 14.9%, from the same period in 1996. Of this increase, $10.8 million was related to the property book. Net property writings increased $14.0 million with the addition of the Hawaiian Homeowners business. This increase, however, was offset by a $3.9 million decrease in Difference-In-Conditions net writings. This decline was primarily due to the change in booking ceded premium from a written premium basis to an earned premium basis on California Excess of Loss treaties in 1996. Ceded premiums and unearned premiums were adjusted proportionally downward causing net premiums to be higher in 1996 compared to 1997. The Company's surety book posted net premium written of $6.9 million, a $4.5 million improvement over the same period in 1996. The improvements experienced in property and surety, however, were offset by a $5.2 million decline in net casualty writings related to the unfavorable pricing and market conditions as mentioned previously.

Net premiums earned of $69.0 million in the first half of 1997 represents a 6.9% increase from the same period in 1996. Earned premiums associated with the Hawaiian Homeowners business caused property to improve $4.5 million over first half 1996 levels. With the addition of the two new programs, as mentioned previously, the surety book improved, as well, posting a $3.1 million increase over 1996 levels. Earned premiums on the casualty book, however, declined by $3.2 million due to the decline in writings as mentioned previously.

The Group's pretax earnings totaled $8.2 million for the first six months of 1997 compared to pretax earnings of $6.9 million for the same period in 1996. The property book contributed to this improvement posting $9.3 million in pretax earnings in 1997 compared to $8.5 million for the first half of 1996. 1996 property earnings were reduced by $2.2 million, or $.18 per share, due to winter storm losses on the east coast. For the first quarter of 1997, however, only $300,000, or $.03 per share, were reported from eastern winter storm losses. Surety showed improvement, as well, reporting a pretax profit of $278,000 compared to a pretax loss of $365,000 for the same period in 1996. This translates into surety's second consecutive quarter of operating profits and is directly in line with the original business plan for this division.
The improvement experienced in property and surety was partially offset by a decline in earnings on the casualty book. Casualty posted a pretax loss of $1.3 million for the first half of 1997 compared to a pretax loss of $1.2 million for the same period in 1996.

The GAAP combined ratio through the first six months of 1997 was 88.0 compared to 89.3 for the same period in 1996. The loss ratio decreased from 54.1 for the first half of 1996 to 45.4 in the first half of 1997. This decrease was mainly the result of the improved property and casualty loss ratios. The property book reported a loss ratio of 19.2 for the first half of 1997 compared to 25.0 for the same period in 1996. The decline in losses reported from eastern winter storms, as mentioned previously, was the primary driver of this improvement. The casualty book reported a loss ratio of 69.7 in 1997 compared to 73.2 in 1996. The higher loss ratio in 1996 was the result of $2.2 million in General Liability reserve strengthening on the 1994 through 1996 accident years. The Company's expense ratio increased from 35.2 for the first half of 1996 to 42.6 for the first half of 1997. This increase was primarily related to commissions associated with the acquisition of the Hawaiian Homeowners business. The $13.0 million in assumed premium on the Hawaiian book was purchased at a commission rate of 65.4. New business, directly written by the Company, however, will carry a commission rate between 17% and 20%. These two items contributed to the increase in property's expense ratio from 39.8 in the first half of 1996 to 48.4 in the first half of 1997. The casualty book, as well, showed an increase in expense ratio from

29.9 in 1996 to 34.0 in 1997. Despite only a $533,000 increase in total expense between periods, the $3.2 million decline in earned premiums in 1997 compared to 1996 contributed to the increase in casualty's expense ratio. The surety book, however, posted a significant improvement in expense ratio, decreasing from 93.8 in 1996 to 72.7 in 1997. The tremendous growth in surety earned premiums, as discussed previously, coupled with expense control measures, contributed to this improvement.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $12.0 million during the first six months of 1997, an increase of 1.7% over that reported for the same period in 1996. This increase is the result of a higher invested asset base for the six months ended June 30, 1997 compared to the same period in 1996.

Invested assets at June 30, 1997 increased by $13.2 million, or 2.5%, from December 31, 1996. Short-term investments, however, declined by $27.2 million from December 31, 1996 due primarily to the funding of reinsurance obligations and other operating needs. In addition, the Company recognized realized investment gains of $2.3 million in the first six months of 1997 compared to $105,000 in the first six months of 1996. Capital gains have increased over 1996 levels due to the sale of real estate and certain equity securities. Capital gains associated with sale of real estate amounted to $775,000. The remaining gains related to the sale of certain equity securities deemed to have reached their full potential.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six month periods ended June 30, 1997 and 1996 have remained relatively flat and are as follows:

                                1997               1996
                                ----               ----
   Taxable                      6.92%              6.94%
   Non-taxable                  5.03%              5.00%


The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $28.3 million in the first six months of 1997 compared to net unrealized gains before tax of $9.0 million for the same period in 1996. During the second quarter of 1997, the stock market rallied from the correction experienced in March of 1997. This rally resulted in the Company recording $26.1 million in net unrealized gains before tax for the three months ended June 30, 1997. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $105.9 million and $77.5 million at June 30, 1997 and December 31, 1996, respectively.

Interest expense on debt obligations remained flat at $1.4 million for the first six months of 1997 and 1996.

INCOME TAXES

The Company's effective tax rate for the first six months of 1997 and 1996 was 27%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 1997 and 1996 as a result of the following:

                                            1997                  1996
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 6,956,474    35%     $ 5,669,418    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  891,015)  ( 4%)     (  750,458)  ( 4%)
  Dividends received deduction      (  661,571)  ( 3%)     (  592,993)  ( 4%)
  Dividends paid deduction          (  119,497)  ( 1%)     (  128,844)  ( 1%)
  Other items, net                      51,794     --         104,654     1%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 5,336,185    27%     $ 4,301,777    27%


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

During the first half of 1997, the Company repurchased 196,549 of its outstanding shares at a cost of $6.9 million. These treasury shares are reflected as a separate component of equity.

On June 20, 1997, the Company announced that it was calling for redemption all of its outstanding 6% convertible debentures that were to mature July 15, 2003. The $46.0 million bond issue was to be redeemed for cash on July 22, 1997 at 103% of its principal amount, plus accrued interest. Holders of the debenture had the option to convert, at any time prior to the close of business on July 21, 1997, the debentures at an exchange rate of 38.4615 shares of RLI common stock for each $1,000 principal amount of convertible debt ($26.00 per share conversion price). On July 24, 1997, the Company announced that the entire $46.0 million had been converted into RLI common stock. This conversion created an additional 1,769,199 new shares of RLI common stock.

At June 30, 1997 the Company had short-term investments, cash and other investments maturing within one year, of approximately $31.6 million and additional investments of $122.7 million maturing within five years. The Company maintains three sources of credit from two financial institutions: one $10.0 million secured and committed line of credit that cannot be canceled during its annual term; a $30.0 million secured line of credit that cannot be canceled during its annual term; and a $3.0 million secured line of credit available for the issuance of letters of credit. All lines were unused at June 30, 1997.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.


THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS
ENDED JUNE 30, 1996

Consolidated gross sales, totaled $84.0 million for the second quarter of 1997, up 4.5% from the same period in 1996. This increase was the result of a 2.6% increase in gross sales of the insurance group, as well as a $1.8 million increase in realized capital gains. Consolidated revenue for the second quarter of 1997 increased $7.2 million, or 13.7%, from the same period in 1996. Net premiums earned in the second quarter of 1997 were up 11.1% compared to 1996, as surety writings showed marked improvement, and the Hawaiian homeowner's book provided additional earned premium.

The net after-tax earnings for the second quarter of 1997 totaled $8.0 million, $1.05 per share, compared to $6.4 million, $.80 per share, for the same period in 1996. The increase in net earnings is attributable to continued strong property and surety underwriting results and increased net investment gains.


RLI INSURANCE GROUP

Gross premiums written in the second quarter of 1997 totaled $76.3 million, compared to $74.4 million reported for the same period in 1996. Property premiums remained flat at $39.8 million for the second quarter of 1997 and 1996. Hawaiian Homeowners business added $3.7 million in written premium. This increase, however, was offset by modest declines in both Difference-In-Condition and Property-Fire. The Company's surety book posted substantial growth in the second quarter of 1997. Direct writings for surety improved to $7.5 million compared to $2.1 million for the same period in 1996. The Company's casualty book, however, posted a $3.4 million decline in writings, as soft market conditions have resulted in the non-renewal of certain accounts which cannot be underwritten profitably.

Net premiums written for the second quarter of 1997 increased $7.0 million or 20.6% from the same period in 1996. Of this increase, $6.4 million was related to the property book. Net property writings increased $3.4 million with the addition of the Hawaiian Homeowners business. The Company's surety book posted net premium written of $4.1 million, a $2.5 million improvement over the same period in 1996. The improvements experienced in property and surety, however, were offset by a $1.9 million decline in net casualty writings related to the less favorable pricing and market conditions mentioned previously.

Net premiums earned of $36.0 million in the second quarter of 1997 represents a $3.6 million, or 11.0%, increase over the same period in 1996. Earned premiums associated with the Hawaiian Homeowners business caused property to improve $3.4 million over second quarter 1996 levels. The surety book improved, as well, posting a $1.9 million increase over 1996 levels. Earned premiums on the casualty book, however, declined by $1.7 million due to the decline in writings mentioned previously.

The Group's pretax earnings totaled $4.6 million for the second quarter of 1997 compared to pretax earnings of $4.1 million for the same period in 1996. The GAAP combined ratio for the second quarter of 1997 was 87.1 compared to
87.3 for the same period in 1996. The loss ratio decreased from 52.2 for the second quarter of 1996 to 43.5 in the second quarter of 1997. The casualty book accounted for the majority of this improvement as the loss ratio declined to 68.8 in second quarter 1997 compared to 77.6 for the same period in 1996. Second quarter 1996 included $2.2 million in General Liability reserve strengthening. The Company's expense ratio increased from 35.1 for the second quarter of 1996 to 43.6 for the second quarter of 1997. This increase was primarily related to commissions associated with the acquisition of the Hawaiian Homeowners business. These commissions contributed to the increase in property's expense ratio from 38.4 in the second quarter of 1996 to 47.7 in the second quarter of 1997. The casualty book, as well, showed an increase in expense ratio from 30.5 in 1996 to 35.7 in 1997. Despite only a $390,000 increase in total expense between periods, the $1.7 million decline in earned premiums in 1997 compared to 1996 contributed to the increase in the expense ratio. The surety book, however, posted a significant improvement in expense ratio, decreasing from 89.8 in 1996 to 70.9 in 1997. The tremendous growth in surety earned premiums, as discussed previously, coupled with expense control measures, contributed to this improvement.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.0 million during the second quarter of 1997, compared to $6.1 million reported for the same period in 1996. Second quarter 1996 included a $300,000, one-time, increase to investment income from the booking of interest income on funds held. Net of this one-time adjustment, investment income tracks favorably in 1997 compared to 1996.

In addition, the Company recognized realized investment gains of $1.7 million in the second quarter of 1997 compared to a realized loss of $36,000 in the second quarter of 1996. Second quarter 1997 included the sale of real estate and certain equity securities, as discussed previously.

INCOME TAXES

The Company's effective tax rate for the second quarter of 1997 and 1996 was 27% and 28%, respectively. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1997 and 1996 as a result of the following:

                                            1997                  1996
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,852,226    35%     $ 3,102,147    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  447,978)  ( 4%)     (  370,244)  ( 4%)
  Dividends received deduction      (  329,798)  ( 3%)     (  293,844)  ( 3%)
  Dividends paid deduction          (   56,819)  ( 1%)     (   64,676)  ( 1%)
  Other items, net                       5,061     --         108,192     1%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 3,022,692    27%     $ 2,481,575    28%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 1, 1997, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

Bernard J. Daenzer                    Jonathan E. Michael
Richard J. Haayen                     Edward F. Sutkowski

The following proposals were approved at the Company's Annual Meeting:

                                          Affirmative     Negative      Votes
                                             Votes         Votes      Withheld

1.  Amendment to the Articles of            5,905,473       707,122    38,736
    Incorporation to authorize a new class
    of preferred stock.

2.  Amendment to the Articles of            6,503,291       125,716    22,324
    Incorporation to reqiure affirmative
    vote of at least a majority of the
    outstanding shares entitled to vote
    on subsequent amendments to the Articles.

3.  Approve the Market Value Potential      6,654,695       548,138    72,959
    Performance Incentive Plan.

4.  Approve the Stock Option Plan for       5,471,215     1,523,274   281,303
    Outside Directors.

5.  Ratify the action of the Board of       7,110,409       145,350    20,033
    Directors appointing KPMG Peat
    Marwick LLP as independent public
    accountants for 1997.

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 3.1  Amended Articles of Incorporation
          Exhibit 3.2  By-Laws
          Exhibit 10.1 Market Value Potential Performance Incentive Plan
          Exhibit 10.6 RLI Corp. Director's Option Plan

     (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1997.


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




Date: August 8, 1997