Form 10-Q
period 1997-09-30
RLI CORP
filed 1997-11-07
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              September 30, 1997

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

  As of November 6, 1997 the number of shares outstanding of the registrant's Common Stock was 9,248,154.
                                 Page 1 of 15

                                     PART I
Item 1. Financial Statements

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings
                       (Unaudited)

                                           For the Three-Month Period
                                               Ended September 30,

                                               1997           1996
                                                           (Restated)
                                           -----------     -----------
Net premiums earned                         $35,895,116    $32,294,530
Net investment income                         6,246,661      5,819,777
Net realized investment gains                   544,529         37,671
                                            -----------    -----------
                                             42,686,306     38,151,978
                                            -----------    -----------
Losses and settlement expenses               15,224,756     16,305,490
Policy acquisition costs                     11,318,719      7,445,513
Insurance operating expenses                  4,522,323      3,944,794
Interest expense on debt                        115,489        696,860
General corporate expenses                      975,447        706,744
                                            -----------    -----------
                                             32,156,734     29,099,401
                                            -----------    -----------
Equity in earnings of
  unconsolidated investee                       319,148        354,186
                                            -----------    -----------

Earnings before income taxes                 10,848,720      9,406,763
Income tax expense                            2,952,000      2,608,086
                                            -----------    -----------
Net earnings                                $ 7,896,720     $6,798,677
                                           ============   =============
Net earnings per share:

  Primary                                         $0.88          $0.86
  Fully diluted                                   $0.85          $0.75

Weighted average number of
common shares outstanding

  Primary                                     8,943,826      7,902,507
  Fully diluted                               9,366,903      9,671,738

Cash dividends declared per common share          $0.15          $0.14



The accompanying notes are an integral part of the financial statements.

                RLI Corp. and Subsidiaries
      Condensed Consolidated Statement Of Earnings (Continued)
                       (Unaudited)

                                           For the Nine-Month Period
                                              Ended September 30,

                                               1997           1996
                                                           (Restated)
                                           ------------    ------------
Net premiums earned                        $104,935,103    $ 96,851,771
Net investment income                        18,267,558      17,639,076
Net realized investment gains                 2,839,013         142,791
                                           ------------    ------------
                                            126,041,674     114,633,638
                                           ------------    ------------
Losses and settlement expenses               46,578,496      51,243,514
Policy acquisition costs                     32,212,878      22,952,519
Insurance operating expenses                 13,068,816      11,143,020
Interest expense on debt                      1,496,573       2,108,774
General corporate expenses                    2,820,156       2,295,309
                                           ------------    ------------
                                             96,176,919      89,743,136
                                           ------------    ------------
Equity in earnings of
  unconsolidated investee                       859,604         714,597
                                           ------------    ------------

Earnings before income taxes                 30,724,359      25,605,099
Income tax expense                            8,288,185       6,909,863
                                           ------------    ------------
Net earnings                               $ 22,436,174    $ 18,695,236
                                           ============   =============
Net earnings per share:

  Primary                                         $2.77          $2.36
  Fully diluted                                   $2.49          $2.08

Weighted average number of
common shares outstanding

  Primary                                     8,093,893      7,915,000
  Fully diluted                               9,409,475      9,684,231

Cash dividends declared per common share          $0.44          $0.41



The accompanying notes are an integral part of the financial statements.

                          RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                  September 30,   December 31,
ASSETS                                                 1997          1996
Investments                                       ------------   -------------
  Fixed maturities                                 (Unaudited)
     Held-to-maturity, at amortized cost          $286,558,385   $263,282,430
     Trading, at fair value                          9,612,003              0
     Available-for-sale, at fair value              37,689,079     44,904,303
  Equity securities, at fair value                 233,779,850    188,935,360
  Short-term investments, at cost which
     approximates fair value                         4,584,022     40,823,967
                                                   -----------   -------------
  Total investments                                572,223,339    537,946,060
Cash                                                         0              0
Accrued investment income                            5,932,567      5,835,885
Premiums and reinsurance balances receivable        43,060,340     37,166,516
Ceded unearned premiums                             47,967,537     53,705,078
Reinsurance balances recoverable on unpaid losses  168,643,208    165,017,149
Deferred policy acquisition costs                   22,831,124     16,663,603
Property and equipment                              12,089,371     12,126,552
Investment in unconsolidated investee               13,524,413      8,970,691
Other assets                                        12,224,491      8,042,250
                                                   -----------   ------------
             TOTAL ASSETS                         $898,496,390   $845,473,784
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $414,302,522   $405,801,220
   Unearned premiums                               129,964,144    129,781,639
   Reinsurance balances payable                     19,482,859     23,699,837
   Long-term debt:
     Convertible debentures                                  0     46,000,000
   Income taxes-current                              2,539,914      2,134,692
   Income taxes-deferred                            31,562,001     17,170,687
   Other liabilities                                20,931,763     20,846,348
                                                   -----------   ------------
             TOTAL LIABILITIES                     618,783,203    645,434,423
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 8,453,449 shares
  at 12/31/96 and 10,224,223 shares at 9/30/97)     10,224,223      8,453,449
  Other shareholders' equity                       286,706,591    197,464,904
  Less: Treasury shares at cost
        (631,719 shares at 12/31/96)
        (940,077 shares at 9/30/97)                (17,217,627)    (5,878,992)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            279,713,187    200,039,361
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $898,496,390   $845,473,784
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.
                                       4

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Nine-Month Period
                                                     Ended September 30,
                                                 --------------------------
                                                      1997           1996
                                                                 (Restated)
                                                -------------  -------------
Net cash provided by operating activities       $  7,704,628   $ 13,319,097
                                                -------------  -------------
Cash Flows from Investing Activities
  Investments purchased                          (67,935,913)   (40,284,926)
  Investments sold                                12,572,571      5,391,924
  Investments called or matured                   28,066,592     13,850,750
  Net decrease in
  short-term investments                          36,239,946     11,203,942
  Net property and equipment purchased           ( 1,736,419)   ( 1,618,474)
                                                 -------------  -------------
Net cash from (used in) investing activities       7,206,777    (11,456,784)
                                                 -------------  -------------


Cash Flows from Financing Activities
  Cash dividends paid                            ( 3,604,004)   ( 3,240,690)
  Payments on debt                                         0    ( 1,200,000)
  Change in contributed capital                       32,445              0
  Fractional Shares Paid                         (     1,211)             0
  Treasury shares reissued                                 0      2,194,653
  Treasury shares purchased                      (11,338,635)   ( 2,346,384)
                                                 -------------  -------------
Net cash (used in)
  financing activities                           (14,911,405)   ( 4,592,421)
                                                 -------------  -------------
Net increase (decrease) in cash                            0    ( 2,730,108)
                                                 -------------  -------------
Cash at the beginning of the year                          0      3,506,945
                                                 -------------  -------------
Cash as of September 30                         $          0   $    776,837
                                                 ============= ==============



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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of a full year.

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

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1996 10-K Annual Report.
                                       6

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 1997 and 1996 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS
    1997                                      -------    --------    ------
     RLI Insurance Group--Property           $ 44,994    $ 14,580  $862,383
     RLI Insurance Group--Casualty             51,927     ( 1,936)
     RLI Insurance Group--Surety                8,014         431
     Net investment income                     18,268      18,268
     Net realized investment gains              2,839       2,839
     General corporate & interest expense          --      (4,317)   22,589
     Equity in earnings of unconsolidated
       investee                                    --         860    13,524
                                             --------   ---------  --------
     Consolidated                            $126,042    $ 30,725  $898,496
                                             ========   =========  ========
    1996 (restated)
     RLI Insurance Group--Property           $ 35,502    $ 13,531  $808,498
     RLI Insurance Group--Casualty             58,599     (1,510)
     RLI Insurance Group--Surety                2,751     (  508)
     Net investment income                     17,639      17,639
     Net realized investment gains                143         143
     General corporate & interest expense          --      (4,404)   14,805
     Equity in earnings of unconsolidated
       investee                                    --         715     8,570
                                             --------   ---------  --------
     Consolidated                            $114,634    $ 25,606  $831,873
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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 83% of the Company's total revenue for the nine months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997,
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $233.2 million for the first nine months of 1997, up 3.2% from the same period in 1996. This modest improvement was the result of a 1.9% increase in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Net investment income grew, as well, posting a 3.6% improvement over 1996 levels. Consolidated revenue increased $11.4 million, or 10.0%, from the same period in 1996. Net premiums earned for the first nine months of 1997 were up $8.1 million, or 8.3%, compared to the same period in 1996, as property and surety revenue showed marked improvement. Additionally, realized investment gains were $2.7 million higher than 1996. The sale of certain equity securities and real estate during the first nine months of 1997 accounted for this increase.

The net after-tax earnings for the first nine months of 1997 totaled $22.7 million, $2.49 per fully-diluted share, compared to $18.7 million, $2.08 per fully-diluted share, for the same period in 1996. The increase in net earnings is attributable to strong property and surety underwriting results and increased net investment income and investment gains.

RLI INSURANCE GROUP

Gross premiums written for the first nine months of 1997 totaled $212.0 million, compared to $208.1 million reported for the same period in 1996. Property premiums increased to $110.8 million for the first nine months of 1997, compared to $105.0 million for the same period in 1996. The addition of the Hawaiian Homeowners business in March of 1997 fueled this growth. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed $10.7 million in written premium. Since March, an additional $2.0 million in premium has been assumed and $4.6 million has been written directly by the Group, for total premium writings of $17.3 million from this book as of September 30, 1997. It is anticipated that the Hawaiian book will provide an additional $10.0 to $12.0 million in gross written premium on an annual basis. The Company's surety book also posted substantial growth in the first nine months of 1997. Direct writings for surety improved to $19.1 million versus $6.8 million for the same period in 1996. This increase is primarily the result of the implementation of two new contract surety programs in the second quarter of 1996. The increased writings on the property and surety books were partially offset by declines in the Company's casualty book. Gross written premium on the casualty book declined $14.2 million to $82.1 million when compared to the same period in 1996. General Liability, Employers Indemnity, and Directors and Officers Liability accounted for $8.8, $4.2, and $2.6 million, respectively, of this decline, as continued less favorable pricing and soft market conditions have resulted in the non-renewal of certain accounts which cannot be underwritten profitably.

Net premiums written for the first nine months of 1997 increased $10.6 million, or 10.5%, from the same period in 1996. Of this increase, $13.7 million related to the property book. Net property writings increased $16.9 million with the addition of the Hawaiian Homeowners business. This increase, however, was offset by a $3.4 million decline in Difference-In-
                                       8

Conditions net writings. This decline was primarily due to the change in booking ceded premium from a written premium basis to an earned premium basis on California Excess of Loss treaties in 1996. Ceded premiums and unearned premiums were adjusted proportionally downward causing net premiums to be higher in 1996 compared to 1997. The Company's surety book posted net premium written of $10.8 million, a $6.1 million improvement over the same period in 1996. The improvements experienced in property and surety, however, were offset by a $9.2 million decline in net casualty writings related to the less favorable pricing and market conditions as mentioned previously.

Net premiums earned of $104.9 million in the first nine months of 1997 represents an $8.1 million, or 8.3%, increase over the same period in 1996. Earned premiums associated with the Hawaiian Homeowners business caused property to improve $9.5 million over 1996 levels. With the addition of the two new programs, as mentioned previously, the surety book improved, as well, posting a $5.3 million increase over 1996 levels. Earned premiums on the casualty book, however, declined by $6.7 million due to the decline in writings as mentioned previously.

The Group's pretax earnings totaled $13.1 million for the first nine months of 1997 compared to pretax earnings of $11.5 million for the same period in 1996. The property book contributed to this improvement posting $14.6 million in pretax earnings in 1997 compared to $13.5 million for the same period of 1996. 1996 property earnings were reduced by $2.2 million, or $.15 per fully-diluted share, due to winter storm losses on the east coast. In 1997, however, only $200,000, or $.01 per share, were reported from eastern winter storm losses. Surety showed improvement, as well, reporting a pretax profit of $431,000 compared to a pretax loss of $508,000 for the same period in 1996. This translates into surety's third consecutive quarter of operating profits and is directly in line with the original business plan for this division. The improvement experienced in property and surety was partially offset by a decline in earnings on the casualty book. Casualty posted a pretax loss of $1.9 million for the first nine months of 1997 compared to a pretax loss of $1.5 million for the same period in 1996.

The GAAP combined ratio through the first nine months of 1997 was 87.6 compared to 88.1 for the same period in 1996. The loss ratio decreased to
44.4 for the first nine months of 1997 compared to 52.9 for the same period in 1996. This decrease was driven by improvements in property, casualty, and surety loss ratios. The property book reported a loss ratio of 20.0 for the first nine months of 1997 compared to 22.2 for the same period in 1996. The decline in losses reported from eastern winter storms, as mentioned previously, was the primary driver of this improvement. The casualty book reported a loss ratio of 69.0 in 1997 compared to 72.6 in 1996. The higher loss ratio in 1996 was the result of $2.2 million in General Liability reserve strengthening on the 1994 through 1996 accident years. Additionally, the surety book reported a loss ratio of 21.9% in 1997 compared to 29.7% in 1996. Surety losses in 1996 were impacted by $200,000 in reserve strengthening on the Company's miscellaneous surety program. The Company's expense ratio increased to 43.2 for the first nine months of 1997, up from 35.2 for the same period in 1996. This increase was primarily related to commissions associated with the acquisition of the Hawaiian Homeowners business. The $12.7 million in assumed premium on the Hawaiian book was purchased at a commission rate of
65.4. New business, directly written by the Company, however, will carry a commission rate between 17% and 20%. As a result, the property book's expense ratio increased to 47.6 for the first nine months of 1997 compared to 39.6 for the same period in 1996. The casualty book, as well, showed an increase in expense ratio to 34.7 in 1997 from 30.0 in 1996. Despite only a $453,000 increase in total expense between periods, the $6.8 million decline in earned premiums in 1997 compared to 1996 contributed to the increase in casualty's expense ratio. The surety book, however, posted an improvement in expense ratio, decreasing to 72.7 in 1997 from 88.8 in 1996. The tremendous growth in surety earned premiums, as discussed previously, coupled with expense control measures, contributed to this improvement.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $18.3 million during the first nine months of 1997, an increase of 3.6% over that reported for the same period in 1996. This increase is the result of a higher invested asset base for the nine months ended September 30, 1997 compared to the same period in 1996.

Invested assets at September 30, 1997 increased by $34.3 million, or 6.4%, from December 31, 1996. Short-term investments, however, declined by $36.2 million from December 31, 1996 due primarily to the funding of reinsurance obligations, operating needs, and the stock repurchase program, which is discussed further in the Liquidity and Capital Resources section to follow. In addition, the Company recognized realized investment gains of $2.8 million in the first nine months of 1997 compared to $143,000 for the same period in 1996. Capital gains have increased over 1996 levels due to the sale of real estate and certain equity securities. Capital gains associated with sale of real estate amounted to $775,000. The remaining gains related to the sale of certain equity securities deemed to have reached their full potential.

The Company's fixed income portfolio consisted entirely of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine month periods ended September 30, 1997 and 1996 have remained relatively flat and are as follows:

                                1997               1996
                                ----               ----
   Taxable                      6.91%              6.94%
   Non-taxable                  4.99%              4.98%

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $41.8 million in the first nine months of 1997 compared to net unrealized gains before tax of $12.8 million for the same period in 1996. During the second and third quarters of 1997, the stock market rallied from the correction experienced in March of 1997. This rally resulted in the Company recording $26.1 million in net unrealized gains before tax for the three months ended June 30, 1997 and $15.7 million in unrealized gains before tax for the three months ended September 30, 1997. Unrealized appreciation on securities, net of tax is reflected in a separate component of shareholders' equity. The Company's net unrealized gain before tax was $119.3 million and $77.5 million at September 30, 1997 and December 31, 1996,
respectively.                         10

Interest expense on debt obligations decreased to $1.5 million for the first nine months of 1997, a $600,000 drop from the same period in 1996. This reduction is due to the July 21, 1997 conversion of the $46.0 million convertible debentures into RLI common stock, as discussed further in the Liquidity and Capital Resources section to follow.


INCOME TAXES

The Company's effective tax rate for the first nine months of 1997 and 1996 was 27%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 1997 and 1996 as a result of the following:
                                            1997                  1996
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $10,753,526    35%     $ 8,961,785    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,367,868)  ( 4%)     (1,145,440)  ( 4%)
  Dividends received deduction      (  990,358)  ( 3%)     (  901,518)  ( 4%)
  Dividends paid deduction          (  178,512)  ( 1%)     (  193,687)  ( 1%)
  Other items, net                      71,397     --         188,723     1%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 8,288,185    27%     $ 6,909,863    27%

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

During the first nine months of 1997, the Company repurchased 308,358 of its outstanding shares at a cost of $11.3 million. Continuation of the share repurchase program will be funded by internal capital and short-term borrowings. These treasury shares are reflected as a separate component of equity.

On June 20, 1997, the Company announced that it was calling for redemption all of its outstanding 6% convertible debentures that were to mature July 15, 2003. The $46.0 million bond issue was to be redeemed for cash on July 22, 1997 at 103% of its principal amount, plus accrued interest. Holders of the debenture had the option to convert, at any time prior to the close of business on July 21, 1997, the debentures at an exchange rate of 38.4615 shares of RLI common stock for each $1,000 principal amount of convertible debt ($26.00 per share conversion price). On July 24, 1997, the Company announced that the entire $46.0 million had been converted into RLI common stock. This conversion created an additional 1,769,199 new shares of RLI
common stock.                         11

At September 30, 1997 the Company had short-term investments, cash and other investments maturing within one year, of approximately $22.3 million and additional investments of $124.1 million maturing within five years. The Company maintains two sources of credit from one financial institutions: one $10.0 million secured and committed line of credit that cannot be canceled during its annual term; and a $3.0 million secured line of credit available for the issuance of letters of credit. Both lines were unused at September 30, 1997.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.


THREE MONTHS ENDED SEPTEMBER 30, 1997,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated gross sales, totaled $72.3 million for the third quarter of 1997, down 5.1% from the same period in 1996. This decline was the result of a 6.9% decrease in gross sales of the insurance group, as detailed in the discussion of RLI Insurance Group that follows. Partially offsetting this decline, both net investment income and investment gains showed improvement. Consolidated revenue for the third quarter of 1997 increased $4.5 million, or 11.9%, from the same period in 1996. Net premiums earned in the third quarter of 1997 were up 11.1% compared to 1996, as surety writings showed marked improvement, and the Hawaiian homeowner's book provided additional earned premium.

The net after-tax earnings for the third quarter of 1997 totaled $7.9 million, $0.85 per fully-diluted share, compared to $6.8 million, $0.75 per fully-diluted share, for the same period in 1996. The increase in net earnings is attributable to continued strong property and surety underwriting results and increased net investment income and investment gains.


RLI INSURANCE GROUP

Gross premiums written in the third quarter of 1997 totaled $65.4 million, compared to $70.3 million reported for the same period in 1996. Property premiums declined $2.4 million from 1996 levels to $32.1 million for the third quarter of 1997. Hawaiian Homeowners business added $2.9 million in written premium. This increase, however, was offset by declines in Difference-In-Condition and Property-Fire of $3.8 and $1.5 million, respectively. The Company's casualty book posted a $5.4 million decline in writings, as well, as soft market conditions have resulted in the non-renewal of certain accounts which cannot be underwritten profitably. The Company's surety book, however, posted premium growth in the third quarter of 1997. Direct writings for surety improved to $6.7 million compared to $3.8 million for the same period in 1996.

Net premiums written for the third quarter of 1997 improved slightly to $33.0 million, up 1.4% from the same period in 1996. Net property writings increased $2.9 million with the addition of the Hawaiian Homeowners business. The Company's surety book posted net premium written of $3.8 million, a $1.6 million improvement over the same period in 1996. The improvements experienced in property and surety, however, were offset by a $4.0 million decline in net casualty writings related to the less favorable pricing and market conditions mentioned previously.

Net premiums earned of $35.9 million in the third quarter of 1997 represents a $3.6 million, or 11.1%, increase over the same period in 1996. Earned premiums associated with the Hawaiian Homeowners business caused property to improve $5.0 million over third quarter 1996 levels. The surety book improved, as well, posting a $2.1 million increase over 1996 levels. Earned premiums on the casualty book, however, declined by $3.5 million due to the decline in writings mentioned previously.

The Group's pretax earnings totaled $4.8 million for the third quarter of 1997 compared to pretax earnings of $4.6 million for the same period in 1996. The GAAP combined ratio for the third quarter of 1997 was 86.5 compared to 85.8 for the same period in 1996. The loss ratio decreased to 42.4 for the third quarter of 1997 from 50.5 for the same period in 1996. The casualty and surety books accounted for this improvement. The casualty loss ratio declined to 67.7 in third quarter 1997 compared to 71.3 for the same period in 1996. Additionally, the surety book's loss ratio declined to 22.6 in third quarter 1997 compared to 31.2% for the same period in 1996. Surety losses in 1996 were impacted by reserve strengthening on the miscellaneous surety program, as mentioned previously. The Company's expense ratio increased to 44.1 for the third quarter of 1997 from 35.3 for the third quarter of 1996. This increase was primarily related to commissions and expenses associated with the Hawaiian Homeowners business. These expenses contributed to the increase in property's expense ratio to 46.3 in the third quarter of 1997 from 39.4 in the third quarter of 1996. The casualty book, as well, showed an increase in expense ratio to 36.3 in 1997 compared to 30.2 in 1996. Despite only a $80,000 increase in total expense between periods, the $3.5 million decline in earned premiums in 1997 compared to 1996 contributed to the increase in the expense ratio. The surety book, however, posted an improvement in expense ratio, decreasing to 72.7 in 1997 from 81.5 in 1996. The tremendous growth in surety earned premiums, as discussed previously, coupled with expense control measures, contributed to this improvement.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.2 million during the third quarter of 1997, compared to $5.8 million reported for the same period in 1996.

In addition, the Company recognized realized investment gains of $545,000 in the third quarter of 1997 compared to a $38,000 for the same period in 1996.

INCOME TAXES

The Company's effective tax rate for the third quarter of 1997 and 1996 was 27% and 28%, respectively. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the three months ending September 30, 1997 and 1996 as a result of the following:

                                            1997                  1996
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,797,052    35%     $ 3,292,367    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  476,853)  ( 4%)     (  394,982)  ( 4%)
  Dividends received deduction      (  328,787)  ( 3%)     (  308,525)  ( 3%)
  Dividends paid deduction          (   59,015)  ( 1%)     (   64,842)  ( 1%)
  Other items, net                      19,603     --          84,068     1%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 2,952,000    27%     $ 2,608,086    28%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable


                    PART II - OTHER INFORMATION (Continued)

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Not Applicable

     (b) The Company did not file any reports on Form 8-K during the six months ended September 30, 1997.


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




Date: November 7, 1997