Form 10-K
period 1997-12-31
RLI CORP
filed 1998-03-26
CIK 84246

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended                    December 31, 1997
                              --------------------------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                            0-6612
                      ----------------------------------------------------------

                                 RLI CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                         37-0889946
----------------------------------------  --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employers Identification No.)
   incorporation or organization)

9025 North Lindbergh Drive, Peoria, Illinois               61615
---------------------------------------------       --------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (309) 692-1000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
Common Stock $1.00 par value                 New York Stock Exchange

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

                                                             X   Yes         No
                                                           -----        -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [   ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 1998 as reported on the New York Stock Exchange, was $354,629,102. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the Registrant's Common Stock, $1 par value, on February 27, 1998 was 8,546,958.

                        DOCUMENTS INCORPORATED BY REFERENCES.

  Portions of the Annual Report to Shareholders for the past year ended December 31, 1997, are incorporated by reference into Parts I and II of this document.

  Portions of the Registrant's definitive Proxy Statement for the 1998 annual meeting of security holders to be held May 7, 1998, are incorporated herein by reference into Part III of this document.

              Exhibit index is located on pages 33-34 of this document.

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

(c)       Narrative Description of Business


                                 RLI INSURANCE GROUP

          RLI Insurance Group is composed primarily of two main insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes multiple lines of insurance on an admitted basis in Kansas and surplus lines insurance in the remaining 49 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Aviation, Inc., RLI Insurance Agency, Ltd., and RLI Insurance Ltd.

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

          Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. Since 1987, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition. As a result of Hurricane Andrew and other catastrophic losses, especially the Northridge Earthquake of January 17, 1994, property rates hardened in California, Florida and the wind belt, but remain soft in other areas of the country. During 1994, the Company secured rate increases of over 30% on the commercial property book of business, while the casualty book of business incurred flat to moderate decreases. During 1995, rates for catastrophic driven property business, especially in California, continued to remain hard. Since 1996, as expected, competition has reappeared for this type of business and the Company has reduced rates somewhat. The Company's casualty book has continued to incur flat to moderate rate decreases.
                                      2

          The Company initially began to write specialty property and casualty insurance primarily through independent underwriting agents. However, with the opening of its first branch office in 1984, the Company began to shift its marketing efforts from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Marketing Division located at the home office. The Company produced business under agreements with four underwriting general agents in 1997. The majority of its specialty property and casualty business is marketed through its Specialty Markets and Surety divisions and eleven branch offices located in Los Angeles, California; San Diego, California; San Francisco, California; St. Paul, Minnesota; Overland Park, Kansas; Glastonbury, Connecticut; Atlanta, Georgia; Alpharetta, Georgia; Chicago, Illinois; Dallas, Texas; and Honolulu, Hawaii.

          The following table provides for the year ended December 31, 1997 the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 1997, no other state accounted for more than 2% of total direct premiums earned for all product lines.


                                Direct Premiums
          State                     Earned              Percent of Total
          -----                 ---------------         ----------------

          California             $105,546,214                39.3%
          Texas                    31,148,921                11.6
          Florida                  21,068,919                 7.8
          New York                 18,735,576                 7.0
          Ohio                      6,746,665                 2.5
          Pennsylvania              6,058,952                 2.3
          New Jersey                5,965,523                 2.2
          Illinois                  5,859,848                 2.2
          Michigan                  5,858,720                 2.2
          All other                61,579,933                22.9
                                  -----------               ------
          Total direct premiums  $268,569,271               100.00%
                                 ------------              -------
                                 ------------              -------


          The Company presently underwrites selected property and casualty insurance primarily in the following lines:

          COMMERCIAL PROPERTY. The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, and buildings under construction. The St. Paul, Los Angeles, Glastonbury, Overland Park, San Francisco, Chicago, Columbus and Alpharetta branch offices are responsible for underwriting this coverage. In 1997, 1996, and 1995, net earned premiums totaled $48,799,000, $47,822,000, and $49,430,000 or 29%,
31%, and 32% respectively, of the Company's consolidated revenues.

          GENERAL LIABILITY. The Company writes general liability coverages through its St. Paul, Glastonbury, Chicago, Alpharetta and Dallas branch offices. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net earned premiums totaled $26,332,000, $34,834,000, and $36,499,000, or 16%, 22%, and 23% of
the Company's consolidated revenues for the years 1997, 1996, and 1995, respectively.

          COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Overland Park, St. Paul, Alpharetta, Glastonbury, and Dallas branch offices, and through an underwriting general agency in San Francisco. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $22,566,000, $21,282,000, and $18,092,000 or 12%, 14%, and
12% of the Company's consolidated revenues for the years 1997, 1996, and 1995, respectively.

          DIRECTORS' AND OFFICERS' LIABILITY/MISCELLANEOUS PROFESSIONAL LIABILITY. The Company produces Directors' and Officers' Liability through its underwriting facility in San Diego, California. In 1996, the facility expanded to offer Miscellaneous Professional Liability for a variety of low to moderate classes of risks. Net earned premiums totaled $4,430,000, $5,000,000, and $6,025,000, or 3%, 3%, and 4% of the Company's consolidated revenues for the years 1997, 1996, and 1995, respectively.

          EMPLOYER'S EXCESS INDEMNITY. Since 1993, the Company has written Employer's Excess Indemnity coverage for businesses which have opted out of the Workers' Compensation plan in the state of Texas. The coverage is similar to accident and health, in that it indemnifies the employer for expenses resulting from a work related injury or disease, excess of a self-insured retention (SIR). The SIR can range from $50,000 to $500,000. The product is underwritten out of the Overland Park branch office. A return to excessive competition for Texas workers' compensation business has reduced the market for this product since 1996. Net earned premiums totaled $5,130,000, $6,566,000, and $8,257,000, or 3%, 4%, and 5% of the Company's
consolidated revenues for 1997, 1996, and 1995, respectively.

          SURETY. In 1993, the Company began writing surety business. This product line is underwritten from the Home Office in Peoria and through the Dallas, Texas branch office. The initial target market of the Surety Division was a wide range of commercial surety bonds written primarily through the independent agency system. In 1996, the Company expanded their product offering to include contract bonds for small size contractors. Net earned premiums totaled $$11,491,000, $4,407,000, and $2,956,000, or 8%, 3%, and 2% of the Company's consolidated revenues for 1997, 1996, and 1995, respectively.

          HOMEOWNERS/RESIDENTIAL PROPERTY. In 1997, the Company assumed a highly profitable book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totalled $13,229,000 or 8% of the Company's consolidated revenues for the 1997 year.

          TRANSPORTATION. In 1997, the Company opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. Incidental, related insurance coverages are also offered, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who will produce business through independent agents and brokers nationwide. The facility will begin generating premium income in 1998.

          OTHER. Smaller programs offered by the Company include: primary employer's indemnity, excess medical, commercial multi-peril, in-home business, and accident and health insurance. Net earned premiums from these lines totaled $9,907,000, $10,744,000, and $12,209,000 or 5%, 7%, and 8% of
the Company's consolidated revenues for the years, 1997, 1996, and 1995, respectively.

          In June of 1995, a new facility was opened in Columbus, Ohio specializing in writing single interest inland marine property insurance for major lending institutions. This insurance covers the institution's interest in property used as collateral for loans, in the event of the borrower's default. This facility was closed October, 1997, and the coverage is currently underwritten with the Atlanta branch office.

COMPETITION

          The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 3,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia and Puerto Rico. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continues to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995. In 1996, and continuing through 1997, some rate softening occurred in these property lines as competition reappeared. As a result, the Company reduced rates somewhat.
The Company has, however, continued to maintain its underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

RATINGS

          During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded from "A-" (Excellent) to "A" (Excellent). During 1997, A.M. Best reaffirmed "A" (Excellent) ratings for both RLI Insurance Company and Mt. Hawley Insurance Company.

          Ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) with some companies not being rated. Publications of A.M. Best indicate that the "A" and "A-" (Excellent) ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability leverage and liquidity as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

          In conjunction with RLI Corp.'s July, 1993 issuance of $46 million of 6.00% Convertible Debentures due 2003, the Company applied for and received a debt rating from two major debt rating agencies. Both Standard & Poor's Ratings Group and Moody's Investor Service assigned investment grade ratings to the issue. In July, 1997, the Company called for redemption the entire $46 million issue. As of December 31, 1997, the Company had no public debt outstanding.

REINSURANCE

          The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $138,298,000, $140,928,000, and $131,772,000 in 1997,
1996, and 1995, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

          During the period 1995 through 1997, certain of the Company's reinsurers were unable to meet their obligations to the Company under reinsurance treaties. As reserves were previously established for the uncollectible amounts, the effects of the insolvent reinsurers on net earnings for 1995 through 1997 were immaterial. The Company continually monitors the financial stability of its reinsurers and establishes reserves for uncollectible reinsurance balances on a regular basis. As a result of these reviews, the Company reevaluates its position with respect to its reinsurance. During 1995 and 1996, the Company provided $613,296 and $1,006,140 for uncollectible reinsurance balances. During 1997, no additional provision was made. The Company believes that current reserve levels for uncollectible reinsurance are sufficient to cover the related exposure.

          The Company attempts to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 1997, the Company had prepaid reinsurance premiums and reinsurance recoverables on paid and unpaid losses and settlement expenses with American Re-Insurance Company (rated A+ "superior" by A.M. Best Company) that amounted to $67,733,602. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

          The following table sets forth the largest reinsurers in terms of amounts recoverable, the total amounts recoverable net of reinsurance payables from such reinsurers as of December 31, 1997 and the amounts of written premium ceded by the Company to such reinsurers during 1997.


                              Gross Reinsurer                         Ceded
                              ---------------                         -----
                               Exposure as of      Percent          Premiums              Percent
                               --------------      -------          --------              -------
                             December 31, 1997     of Total          Written              of Total
                             -----------------     --------          -------              --------
American Re-Insurance Co.     $ 67,733,602          29.92%        $ 21,862,933             16.30%
General Reins Corp.             16,717,318           7.39            8,055,842              6.00
Transatlantic Reinsurance       12,610,119           5.57           11,973,090              8.92
Employer's Re                    8,039,583           3.55            7,330,366              5.46
NAC Reinsurance Corporation      5,825,704           2.57            4,853,765              3.62
Lloyd's of London                5,737,797           2.53           14,257,401             10.63
Everest Re                       5,648,534           2.50            4,603,867              3.43
Old Lyme Ins. Co. of RI          5,546,935           2.45            5,457,835              4.07
TIG Insurance Co.                4,989,331           2.20              834,632              0.62
Universal Bonding Ins.           4,830,367           2.13            8,160,494              6.08

All other reinsurers            88,667,959          39.19           46,779,323             34.87
                                ----------          -----           ----------             -----

Total ceded exposure          $226,347,249         100.00%        $134,169,548            100.00%
                              ------------         -------        ------------            -------
                              ------------         -------        ------------            -------


          As of December 31, 1997, the Company held $11,626,930 in irrevocable letters of credit, $7,282,657 under trust agreements and $1,412,968 in cash to collateralize a portion of the total amount recoverable.

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

          In 1997, the Company's underwriting was supported by up to $200,000,000 in traditional reinsurance protection. In 1998, the Company has enhanced this protection by adding an additional $20,000,000 in catastrophe reinsurance protection at improved terms and conditions. Using computer-assisted techniques, the Company quantifies and monitors its exposure to earthquake risk, the most significant catastrophe exposure to the Company. Detail is captured for each location covered for earthquake risk and the Probable Maximum Loss (PML) for each risk is determined. The PML calculation for each risk includes all faults to which the risk is exposed. Richter scale magnitudes used in the PML calculations are determined and applied separately for each fault. The Company uses the greater of the magnitude of an earthquake which only occurs every 100 years or 6.5 on the Richter scale in its PML calculations. Several widely accepted methods are used to estimate the magnitude of the 100 year event for each fault. Underwriting decisions are based on the PML as determined by the system, which calculates PML's on over 200 faults. Portfolio runs are made regularly to determine the Company's overall exposure on each fault from all risks covered. Total exposure after facultative reinsurance is managed by the Company to fall within the limits covered by the Company's chosen net retention, working layer treaty reinsurance and catastrophe reinsurance.

          In 1997, the Company continued its innovative catastrophe reinsurance and loss financing program with Centre Reinsurance (Centre Re). The program, called Catastrophe Equity Puts (CatEPuts)-SM-, augments the Company's traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to Centre Re at a pre-negotiated rate in the event of a catastrophic loss provided the loss does not reduce GAAP equity to less than $55.0 million. CatEPuts is intended to be a three-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted. If the Company exercises its option to put preferred shares to Centre Re, then Centre Re, in turn, has the option to reinsure certain business written by the Company on a prospective basis.

FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

          The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970's, substantial underwriting losses in the early 1980's and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. During 1993 through 1996, the industry experienced improvement in underwriting losses. The trends experienced during the late 1980s, however, have continued, and companies continue to post underwriting losses but remain profitable through investment income gains. As well, ongoing rate cuts are of concern to financial analysts. For 1997, the industry's statutory combined ratio is estimated to be 102.0. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

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

          INDEPENDENT AGENT BUSINESS. The Surety Division offers its business through a variety of independent agents. Additionally, the Specialty Markets Division writes program business, such as Personal Umbrella and the In-Home Business Policy, through independent agents. Each of these programs involves detailed eligibility criteria which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using the "smart" system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through the Company's "smart" system.

          UNDERWRITING AGENTS. The Surety Division has authorized two underwriting general agencies to underwrite and bind contract surety business on behalf of RLI, primarily in the East and Southeast. One underwriting general agency in San Francisco has been authorized to underwrite commercial umbrella business in select Western states. Another underwriting agent in New York has been authorized to underwrite and handle claims for low limit deductible buy-backs on program business, primarily in the East.

          These underwriting general agencies receive some compensation through contingent profit commission. Otherwise, producers of business who are not Company employees are generally compensated on the basis of direct commissions with no provision for any contingent profit commission. There are a few volume incentives for producers handling association business, with the increased commission involved being tied to the program's underwriting profit. This represents less than 5% of the business.

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

          EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other insurance operating expenses as a percent of gross written premiums for the years 1997, 1996, and 1995 were 7%, 6%, and 5%, respectively.

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

          The following table represents inception-to-date paid and unpaid environmental exposure data (including incurred but not reported losses) for the periods ended 1997, 1996, and 1995:


--------------------------------------------------------------------------------
                        Inception-to-date December 31
(in thousands)                     1997            1996          1995
--------------------------------------------------------------------------------
Loss and Loss Adjustment
 Expense (LAE) payments
  Gross                            $ 11,570       $ 8,267         $ 5,117
  Ceded                              (7,646)       (5,761)       ($ 3,842)
---------------------------------------------------------------------------------

  Net                              $  3,924       $ 2,506         $ 1,275
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Unpaid losses and LAE at end of year
  Gross                            $ 14,880       $17,596         $20,154
  Ceded                              (8,842)      (11,150)       ($13,398)
---------------------------------------------------------------------------------
  Net                              $  6,038       $ 6,446         $ 6,756
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

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

          Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, Management believes the Company's overall reserve levels at December 31, 1997 are adequate to meet its future obligations.

          The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 1997, 1996, and 1995.

                                            Year Ended December 31,
                                       -------------------------------
(Dollars in thousands)                  1997         1996         1995
                                        ----         ----         ----
Unpaid losses and settlement
  expenses at beginning of year:

  Gross                               $405,801     $418,986     $394,966
  Ceded                               (165,017)    (197,338)    (199,737)
                                       -------      -------      -------
  Net                                  240,784      221,648      195,229
                                       -------      -------      -------
Increase (decrease) in incurred
   losses and settlement expenses:

  Current accident year                 61,771       69,724       62,619
  Prior accident years                    (520)      (1,463)      23,271
                                       -------      -------      -------
      Total incurred                    61,251       68,261       85,890
                                       -------      -------      -------
                                       -------      -------      -------
Loss and settlement expense payments
  for claims incurred:
  Current accident year                (11,284)     (11,026)     (10,586)
  Prior accident years                 (47,999)     (37,505)     (48,023)
                                       -------      -------      -------
      Total paid                       (59,283)     (48,531)     (58,609)
                                       -------      -------      -------
                                       -------      -------      -------
Insolvent reinsurer charged
  off (recovered)                         (627)         607          514
Loss reserves commuted                     429       (1,201)      (1,376)
                                       -------      -------      -------
Unpaid losses and settlement
  expenses at end of year             $242,554     $240,784     $221,648
                                       -------      -------      -------
                                       -------      -------      -------
Unpaid losses and settlement
  expenses at end of year:

  Gross                                404,264     $405,801     $418,986
  Ceded                               (161,710)    (165,017)    (197,338)
                                       -------      -------      -------
  Net                                 $242,554     $240,784     $221,648
                                       -------      -------      -------
                                       -------      -------      -------

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

1997 During 1997, the Company experienced approximately $520,000 of favorable development on loss reserves. The development results from loss reserve adjustments in various lines of business.
          Reserve strengthening was necessary on the Property line of business due to development on the Lender's Single Interest program. As a result, an increase of $1,465,000 was made to IBNR reserves. This increase, however, was offset by $1,985,000 of favorable development on the Company's other casualty, in-home business, and surety bonding programs.

          The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves for 1988 through 1997. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year.
          The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.



                                                              Year Ended December 31,
                                 ------------------------------------------------------------------------------------------------
(Dollars in thousands)              1988     1989      1990      1991      1992      1993      1994      1995      1996      1997
                                 -------  -------  --------  --------  --------  --------  --------  --------  --------  --------
Net Liability for unpaid
losses and settlement
expenses at end of year          $89,197  $95,953  $103,302  $110,844  $130,452  $165,559  $195,229  $221,648  $240,784  $242,554

Paid (cumulative) as of:
 One year later                   17,312   14,302    19,297    23,561    24,725    36,026    48,023    37,505    47,999
 Two years later                  26,093   26,685    35,963    37,763    46,342    63,675    73,972    75,485
 Three years later                37,137   40,341    44,088    49,462    64,364    84,614   100,936
 Four years later                 47,617   44,714    52,322    57,085    78,994    96,741
 Five years later                 48,937   51,153    56,413    65,318    85,746
 Six years later                  53,670   54,546    62,989    70,270
 Seven years later                56,254   59,444    66,254
 Eight years later                60,499   62,266
 Nine years later                 62,689
Liability re-estimated as of:
 One year later                   86,230   91,646   101,251   108,249   128,600   166,666   218,499   220,185   240,264
 Two years later                  85,120   89,112    98,505   105,747   132,850   164,218   214,352   218,142
 Three years later                84,426   87,981    95,690   107,777   132,377   157,286   211,451
 Four years later                 84,931   87,403    97,041   106,326   127,426   152,460
 Five years later                 84,217   90,030    96,490   100,968   122,789
 Six years later                  87,585   88,982    93,159    97,101
 Seven years later                86,593   85,381    89,692
 Eight years later                83,306   83,344
 Nine years later                 81,964

Net cumulative redundancy
 (deficiency)                     $7,233  $12,609   $13,610   $13,743    $7,663   $13,099  $(16,222)   $3,506      $520




Gross liability                                                        $268,043  $310,767  $394,966  $418,986  $405,801  $404,264
Reinsurance recoverable                                                (137,591) (145,208) (199,737) (197,338) (165,017) (161,710)
                                                                       --------  --------  --------  --------  --------  --------
Net liability                                                          $130,452  $165,559  $195,229  $221,648  $240,784  $242,554

Gross re-estimated liability                                           $249,557  $284,294  $414,669  $403,825  $409,839
Re-estimated recoverable                                               (126,768) (131,834) (203,218) (185,683) (169,575)
                                                                       --------  --------  --------  --------  --------
Net re-estimated liability                                             $122,789  $152,460  $211,451  $218,142  $240,264

Gross cumulative redundancy
 (deficiency)                                                          $ 18,486  $ 26,473  $(19,703)  $15,161   $(4,038)


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


                                                Year Ended December 31,
                                -----------------------------------------------------
(Dollars in thousands)              1997        1996       1995      1994        1993
                               ---------   ---------  ---------  --------   ---------

Statutory net premiums written  $144,674    $130,908   $130,453  $131,164    $136,728

Policyholders' surplus          $265,526    $207,787   $172,313  $136,125    $152,262

Ratio                            .5 to 1     .6 to 1    .8 to 1  1.0 to 1     .9 to 1



GAAP AND STATUTORY COMBINED RATIOS

          The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).


                                       Year Ended December 31,
                             ------------------------------------------
GAAP                         1997      1996      1995      1994    1993
                             ----     -----      ----      ----    ----
Loss ratio                   43.2      52.2      64.4      72.5    63.3

Expense ratio                43.6      35.2      43.1      44.4    33.9
                             ----      ----     -----     -----    ----
Combined ratio               86.8      87.4     107.5     116.9    97.2
                             ----      ----     -----     -----    ----
                             ----      ----     -----     -----    ----


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


                                      Year Ended December 31,
                          -------------------------------------------------
Statutory                 1997       1996        1995       1994       1993
                          ----       ----        ----       ----       ----

Loss ratio                43.0       52.3        63.6       73.4       65.8

Expense ratio             47.4       36.8        42.9       43.5       22.1  (4)
                          ----       ----       -----      -----      -----
Combined ratio            90.4       89.1       106.5 (3)  116.9 (3)   87.9  (4)
                          ----       ----       -----      -----      -----
                          ----       ----       -----      -----      -----
Industry combined ratio  102.0 (1)  105.8  (2)  106.4 (2)  108.4 (2)  106.9  (2)
                          ----       ----       -----      -----      -----
                          ----       ----       -----      -----      -----

(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 1997.

(2)       Source:  A.M. Best Aggregate & Averages -- Property-Casualty (1997
          Edition).

(3) Excluding the effects of the Northridge Earthquake, the statutory combined ratio for the years ended 1995 and 1994 would have been 85.3 and 89.7, respectively.

(4) Contingent commission income recorded during 1993, from the cancellation of a multiple-year retrospectively-rated reinsurance contract, reduced the statutory combined and expense ratio by 10.3 points.


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

          During 1997, operating cash flows were used to acquire fixed income instruments composed mainly of intermediate-term U.S. Government and Agency securities and municipal securities. Additionally, a small portion of the funds were allocated to an investment grade convertible debenture portfolio designed to provide diversification and yield enhancement to the portfolio. The tax-exempt component of the fixed maturity portfolio increased $25.1 million, to $139.8 million; and comprises 41.9% of the Company's total fixed maturity portfolio, up 4.7% from year end 1996. The taxable U.S. Government, Agency and Municipal portion of the fixed income portfolio declined by $3.3 million to $182.5 million, or 54.7% of the total versus 60.3% at year end 1996. Investment grade corporate securities totaled $4.9 million compared to $3.7 million at year end 1996, while convertible debenture securities totaled $6.5 million, or 1.9% of the fixed income portfolio.

          Equity securities increased $62.6 million from $188.9 million at the end of last year to $251.5 million at the end of 1997. During 1997, net common equity investments totaling $6.9 million were purchased and pretax unrealized appreciation of equity securities totaled $55.7 million. Equity securities as a percentage of cash and invested assets increased to 41.6% at the end of 1997 from 35.1% at year end 1996. Combined cash and short-term investments totaling $18.7 million at year end 1997 represented 3.1% of cash and invested assets versus 7.6% in 1996. The Company's short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

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

          Aggregate maturities for the fixed maturity securities are as follows:


MATURITY                    PAR      AMORTIZED            FAIR        CARRYING
YEAR                      VALUE          VALUE           VALUE           VALUE
----                 ----------     ----------      ----------      ----------

1998                 25,865,000     25,981,122      26,130,321      25,981,088
1999                 34,985,000     35,197,887      36,030,860      35,364,470
2000                 30,420,000     30,893,131      31,756,488      31,051,729
2001                 20,370,000     20,946,461      21,440,505      20,970,047
2002                 24,080,000     24,929,360      25,382,405      24,957,602
2003                 41,270,000     41,465,570      41,584,515      41,426,089
2004                 20,445,000     20,600,945      21,069,790      20,607,290
2005                 30,290,000     30,489,946      31,462,432      30,453,708
2006                 21,965,000     22,074,075      22,917,607      22,197,060
2007                 15,800,000     15,968,813      16,272,714      15,933,831
2008                 13,090,000     12,979,536      13,661,432      13,068,111
2009                 23,125,000     23,158,055      23,907,396      23,158,055
2010                 16,535,000     16,935,113      17,161,419      16,935,113
2011                  4,000,000      3,972,741       4,033,570       4,009,119
2012                  5,095,000      5,116,372       5,201,898       5,116,372
2013                  2,000,000      1,734,360       1,762,629       1,772,899
2014                          0              0               0               0
2015                    500,000        520,376         566,250         566,250
2016                          0              0               0               0
2017                    250,000        131,416         131,250         131,250
                   ------------   ------------    ------------    ------------

                   $330,085,000   $333,095,279    $340,473,481    $333,700,083
                   ------------   ------------    ------------    ------------
                   ------------   ------------    ------------    ------------


          Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value, except that a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. RLI Corp. has chosen to carry most of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until originally scheduled maturity. Consequently, fluctuations in the market value of most bonds are not reflected in the financial statements and do not affect shareholders' equity. At December 31, 1997, the Company's equity securities valued at $251.5 million, accounted for 41.6% of total cash and invested assets and 94.7% of the combined statutory surplus of its insurance subsidiaries. At December 31, 1997, net pretax unrealized capital appreciation of equity securities was $132.8 million.

     The Company's investment results are summarized in the following table:

                                        Year ended December 31,
                         ----------------------------------------------------
(Dollars in thousands)     1997       1996       1995       1994       1993
                         --------   --------   --------   --------   --------
Average invested
 assets (1)              $570,971   $504,773   $442,717   $407,722   $341,361
Investment
 income (2)(3)             24,558     23,681     22,029     20,133     16,857
Realized gains
 (losses) (3)               2,982      1,018        457     (3,595)       254
Change in unreal-
 ized appreciation/
 depreciation  (3)(4)      55,760     25,033     36,037     (5,749)     7,945
Annualized return
 on average
 invested assets            14.6%       9.9%      13.2%       2.7%       7.3%

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

     Under the laws of most states , regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may, among other things, require a firm operate in the state through a corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, the Company has arrangements with residents or business entities licensed to act in the state.

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

During 1996, the Company reached a settlement with the California Department of Insurance resolving its total liability for refunds and interest under Proposition 103. The settlement requires the Company to pay $2,987,050 in refunds and interest. In the second quarter of 1996, the Company recorded a pretax charge of $487,370 to record the difference between the actual settlement and the amount previously accrued. During 1997, the Company issued refund checks to policyholders. As of December 31, 1997, the total unclaimed refund amount was $1,526,283. Any amounts unclaimed as of November 1, 1998 will escheat to the California Division of Unclaimed Property.


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

     NATURAL DISASTER ACT--Recent natural disasters such as Hurricane Andrew, the Midwestern floods and the Northridge Earthquake have sparked debate on the best way to provide affordable insurance coverage for such events. Previously the Company supported the proposed Natural Disaster Act as the most desirable alternative. A new congressional bill, "The Homeowners Insurance Availability Act of 1997" addresses issues of catastrophe insurance for homeowners through federal assistance to state guarantee funds. The Company is monitoring the bill's progress and has neither opposed nor supported the bill at this time.

     SUPERFUND REFORM (ENVIRONMENTAL LIABILITY)--The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), more commonly known as Superfund, remains in effect, but no reform legislation was passed in 1997. Insurance companies, other businesses, environmental groups and municipalities are advocating a variety of reform proposals to revise the cleanup and liability provisions of CERCLA. Any reform proposal could result in additional taxation to fund cleanup efforts.

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

                                 CORPORATE COMPLIANCE

     The Company has developed a Code of Conduct and Compliance Manual which provides employees with guidance on complying with a variety of federal and state laws.

                            AGENCY LICENSES AND TRADEMARKS

     Replacement Lens Inc. or its designated employees, must be licensed to act as resident or non-resident brokers or agents by regulatory authorities in the states in which it operates.

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

                                      EMPLOYEES

     The Company employs a total of 392 associates. Of the 392 total associates, 35 are part-time and 357 are full-time.

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

     Located on the same 15.0 acre campus is a 12,800 square foot building. Nearly 9,800 square feet of this building are used as warehouse storage for records and equipment. The remaining 3,000 square feet is used as office space.

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

                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Refer to the Corporate Data on page 53 of the Annual Report to Shareholders for the year ended December 31, 1997 attached in Exhibit 13.


Item 6.  SELECTED FINANCIAL DATA

     Refer to the Selected Financial Data on pages 20 through 21 of the Annual Report to Shareholders for the year ended December 31, 1997 attached in Exhibit 13.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 29 of the Annual Report to Shareholders for the year ended December 31, 1997 attached in Exhibit 13.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the consolidated financial statements and supplementary data included on pages 30 through 49 of the Annual Report to Shareholders for the year ended December 31, 1997 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 23.)

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


                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (l-2) Consolidated Financial Statements and Schedules. See Index to Financial Statements and Schedules attached.

(3)  Exhibits.  See Exhibit Index on pages 33-34.

(b)  No reports on Form 8-K were filed during the last quarter of 1997.

(c)  Exhibits.  See Exhibit Index on pages 33-34.

(d) Financial Statement Schedules. The schedules included on attached pages 24 through 32 as required by Regulation S-X are excluded from the Company's Annual Report to Shareholders. See Index to Financial Statements and Schedules on page 23. There is no other financial information required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:   /s/Joseph E. Dondanville
    -------------------------------------------------
      J. E. Dondanville
      Vice President, Chief Financial Officer
      (Principal Financial and Accounting Officer)

Date: March 11, 1998
      -----------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Gerald D. Stephens
    -------------------------------------------------
      G. D. Stephens, President
      (Principal Executive Officer)

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Joseph E. Dondanville
    -------------------------------------------------
      J. E. Dondanville, Vice President,
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Gerald D. Stephens
    -------------------------------------------------
      G. D. Stephens, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Bernard J. Daenzer
    -------------------------------------------------
      B. J. Daenzer, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Richard J. Haayen
    -------------------------------------------------
      R. J. Haayen, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/William R. Keane
    -------------------------------------------------
      W. R. Keane, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Gerald I. Lenrow
    -------------------------------------------------
      G. I. Lenrow, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Jonathan E. Michael
    -------------------------------------------------
      J.E. Michael, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Edwin S. Overman
    -------------------------------------------------
      E. S. Overman, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Edward F. Sutkowski
    -------------------------------------------------
      E. F. Sutkowski, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

By:   /s/Robert O. Viets
    -------------------------------------------------
      R. O. Viets, Director

Date: March 11, 1998
      -----------------------------------------------
          * * * * *

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Reference (Page)
DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                                 24

Schedules:
I.   Summary of Investments - Other than Investments in Related Parties
     at December 31, 1997.                                                     25

II.  Condensed Financial Information of Registrant for the three years
     ended December 31, 1997.                                             26 - 28

III. Supplementary Insurance Information for the three years ended
     December 31, 1997.                                                   29 - 30

IV.  Reinsurance for the three years ended December 31, 1997.                  31

V.   Valuation and Qualifying Accounts                                         32

VI.  Supplemental Information Concerning Property-Casualty Insurance
     Operations for the three years ended December 31, 1997.              29 - 30


     Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 21, 1998, we reported on the consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                          KPMG Peat Marwick LLP



Chicago, Illinois
January 21, 1998

                         RLI CORP. AND SUBSIDIARIES

          SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                             IN RELATED PARTIES

                              DECEMBER 31, 1997



Column A                                                   Column B          Column C         Column D

                                                                                               Amount
                                                                                              at Which
                                                                                              Shown in
                                                                               Fair         the Balance
Type of Investment                                         Cost(1)            Value            Sheet
-----------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  Held-to-maturity
   United States government and government agencies
    and authorities                                    $153,767,160      $156,388,429      $153,767,160
   States, political subdivisions, and revenues         136,267,149       140,419,278       136,267,149
-----------------------------------------------------------------------------------------------------------
    Total held-to-maturity                              290,034,309       296,807,707       290,034,309
-----------------------------------------------------------------------------------------------------------
  Trading
  U.S. governments                                        3,655,128         3,712,755         3,712,755
  Foreign governments                                       440,589           448,026           448,026
  Corporate                                               4,919,479         4,977,849         4,977,849
  States, political subdivisions & revenues                 404,082           406,942           406,942
-----------------------------------------------------------------------------------------------------------
    Total trading                                         9,419,278         9,545,572         9,545,572
-----------------------------------------------------------------------------------------------------------
  Available-for-sale
   U.S. governments                                      20,248,316        20,464,950        20,464,950
   Corporates                                             6,342,006         6,472,500         6,472,500
   States, political subdivisions, and revenues           7,051,370         7,182,572         7,182,572
-----------------------------------------------------------------------------------------------------------
    Total available-for-sale                             33,641,692        34,120,202        34,120,202
-----------------------------------------------------------------------------------------------------------
    Total fixed maturities                              333,095,279       340,473,481       333,700,083
-----------------------------------------------------------------------------------------------------------
Equity securities, available-for-sale:
 Common stock:
  Public utilities                                       38,504,391        66,506,467        66,506,467
  Banks, trusts and insurance companies                   9,844,003        31,739,750        31,739,750
  Industrial, miscellaneous and all other                70,287,038       153,212,226       153,212,226
 Preferred stock                                              1,958             1,400             1,400
-----------------------------------------------------------------------------------------------------------
    Total equity securities                             118,637,390       251,459,843       251,459,843
-----------------------------------------------------------------------------------------------------------
Short-term investments                                   18,696,896        18,696,896        18,696,896
-----------------------------------------------------------------------------------------------------------
    Total investments                                  $470,429,565      $610,630,220      $603,856,822
-----------------------------------------------------------------------------------------------------------

Note: See notes 1D and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                       RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY)
                        CONDENSED BALANCE SHEETS

                      DECEMBER 31, 1997 AND 1996

                                                                     1997          1996
-------------------------------------------------------------------------------------------
ASSETS

Cash                                                         $    135,663   $  9,597,834
Investments in subsidiaries, at equity                        264,146,254    228,205,464
Equity securities available-for-sale, at fair value
 (Cost--$6,677,285 in 1997 and $6,800,912 in 1996)             12,288,528      9,676,285
Investment in Rabbi Trust                                       6,432,355      4,062,723
Deferred debt costs                                                              805,701
Property and equipment                                          1,045,298      1,051,637
Other assets                                                      418,040        898,113
-------------------------------------------------------------------------------------------
  Total assets                                               $284,466,138   $254,297,757
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                                   $  1,996,859   $  1,283,960
 Notes payable, short-term                                      7,500,000
 Deferred compensation--Rabbi Trust                             6,432,355      4,062,723
 Interest payable--Convertible debentures                                      1,265,000
 Income taxes payable--current                                    332,621         10,878
 Income taxes payable--deferred                                 1,523,663        805,121
 Long-term debt--Convertible debentures                                       46,000,000
 Other liabilities                                                128,200        830,714
-------------------------------------------------------------------------------------------
  Total liabilities                                            17,913,698     54,258,396
-------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock ($1 par value, authorized 50,000,000 shares,
   issued 10,229,673 in 1997 and 8,453,449 shares in 1996)     10,229,673      8,453,449
 Other shareholders' equity                                   301,872,049    197,464,904
 Treasury shares at cost (1,595,419 shares in 1997
  and 631,719 shares in 1996)                                 (45,549,282)    (5,878,992)
-------------------------------------------------------------------------------------------
  Total shareholders' equity                                  266,552,440    200,039,361
-------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                 $284,466,138   $254,297,757
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                         RLI CORP. AND SUBSIDIARIES

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       (PARENT COMPANY)--(CONTINUED)
          CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                          YEARS ENDED DECEMBER 31,

                                                                 1997                        1996                       1995
--------------------------------------------------------------------------------------------------------------------------------
Net investment income (expense)                           $   454,906                 $   164,181                $  (100,881)
Selling, general, and administrative expenses               4,118,010                   3,559,113                  2,093,019
Interest expense on debt                                    1,547,542                   2,808,470                  3,347,378
--------------------------------------------------------------------------------------------------------------------------------
                                                           (5,210,646)                 (6,203,402)                (5,541,278)
Income tax benefit                                         (1,675,135)                 (2,186,013)                (2,147,995)
--------------------------------------------------------------------------------------------------------------------------------
Net loss before equity
  in net earnings of subsidiaries                          (3,535,511)                 (4,017,389)                (3,393,283)
Equity in net earnings of subsidiaries                     33,706,994                  29,713,110                 11,342,824
--------------------------------------------------------------------------------------------------------------------------------
  Net earnings                                            $30,171,483                 $25,695,721                $ 7,949,541
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Earnings, net of tax
  Unrealized gains on securities:
   Unrealized holding gains arising
     during the period                       $1,859,712                    $901,569                $1,245,523
     Less: Reclassification adjustment for
       (gains) losses included in
     Net Earnings                               (81,383)    1,778,329        10,846       912,415      54,384      1,299,907
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings--parent only                   1,778,329                     912,415                  1,299,907
Equity in Other Comprehensive
  Earnings of Subsidiaries                                 34,465,638                  15,361,757                 22,124,323
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings                               36,243,967                  16,274,172                 23,424,230
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Earnings                                    $66,415,450                 $41,969,893                $31,373,771
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                               RLI CORP. AND SUBSIDIARIES

              SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (PARENT COMPANY)--(CONTINUED)
                          CONDENSED STATEMENTS OF CASH FLOWS




                                      YEARS ENDED DECEMBER 31,
                                                                  1997          1996            1995
----------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
 Losses before equity in net earnings of subsidiaries    $ (3,535,511)  $(4,017,389)    $(3,393,283)

 Adjustments to reconcile net losses to net
  cash provided by operating activities:
  Other items, net                                         (1,792,215)      (55,262)       (399,566)
  Change in:
    Affiliate balances payable                                451,029      (207,668)        135,916
    Interest Payable                                       (1,265,000)
    Federal income taxes                                      140,485       437,303       1,658,597
    Deferred debt costs                                       805,701       123,164         123,165
----------------------------------------------------------------------------------------------------
  Net cash used in operating activities                    (5,195,511)   (3,719,852)     (1,875,171)
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale                      (135,001)     (387,395)       (857,883)
  Property and equipment                                      (37,210)                       (9,600)
  Unconsolidated investee ownership interest               (3,694,118)
 Sale of:
  Equity securities, available-for-sale                       383,838       236,986       1,004,380
 Cash dividends received-subsidiaries                      16,998,248    21,125,783       7,823,965
----------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                13,515,757    20,975,374       7,960,862
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from issuance of debt                              7,500,000                    2,800,000
 Payments on debt                                                        (2,800,000)     (6,255,000)
 Fractional share paid                                         (1,211)                       (4,010)
 Shares issued under stock option plan                        161,356
 Treasury shares reissued                                                 2,207,526          33,667
 Treasury shares purchased                                (20,738,547)   (3,040,671)
 Cash dividends paid                                       (4,704,015)   (4,261,445)     (3,849,521)
----------------------------------------------------------------------------------------------------
  Net cash used in financing activities                   (17,782,417)   (7,894,590)     (7,274,864)
----------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                          (9,462,171)    9,360,932      (1,189,173)
Cash at beginning of year                                   9,597,834       236,902       1,426,075
----------------------------------------------------------------------------------------------------
Cash at end of year                                      $    135,663   $ 9,597,834     $   236,902
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


Interest paid on outstanding debt for 1997, 1996, and 1995 amounted to $2,809,903, $2,834,192, and $3,372,479, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                                RLI CORP. AND SUBSIDIARIES

                      SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                      SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                          PROPERTY-CASUALTY INSURANCE OPERATIONS


                      YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

  Column A                 Column B      Column C (1)     Column E (1)       Column F      Column H
                                                                                           Incurred
                           Deferred         Unpaid                                        Losses and
                            policy        losses and                                      settlement
                         acquisition      settlement        Unearned         Premiums      expenses
   Segment                  costs        expenses, net    premiums, net       earned      Current year
------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1997

RLI Insurance Group    $ 21,984,585     $242,554,249      $ 78,865,812     $141,884,445   $ 61,771,256
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1996

RLI Insurance Group    $ 16,663,603     $240,784,071      $ 76,076,561     $130,656,095   $ 69,724,730

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1995

RLI Insurance Group    $ 15,806,911     $221,648,494      $ 75,824,217     $133,468,133   $ 62,618,745
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

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

                                RLI CORP. AND SUBSIDIARIES

                     SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                     SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                          PROPERTY-CASUALTY INSURANCE OPERATIONS
                                     (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


  Column A                 Column H         Column I      Column J      Column K
                           Incurred
                          Losses and
                          settlement        Policy         Other          Net
                           expenses       acquisition    operating     Premiums
   Segment                Prior year        costs         expenses      written
----------------------------------------------------------------------------------
Year ended
 December 31, 1997

RLI Insurance Group     $   (519,822)     $43,140,381    $18,741,377   $144,673,696
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Year ended
 December 31, 1996

RLI Insurance Group     $ (1,463,423)     $29,556,390    $16,441,332   $132,357,640
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Year ended
 December 31, 1995

RLI Insurance Group     $ 23,271,250      $43,042,045    $14,470,053   $130,452,895
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


                           RLI CORP. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                       FOR THE YEARS 1997, 1996, AND 1995


Column A                   Column B          Column C     Column D        Column E       Column F

                                                                                         Percentage
                                             Ceded to      Assumed                       of Amount
                              Gross            Other       From Other         Net        Assumed to
                              Amount         Companies     Companies         Amount         Net
----------------------------------------------------------------------------------------------------
1997
----------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned           $268,569,271     $138,197,583    $11,512,757   $141,884,445      8.1%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
1996
----------------------------------------------------------------------------------------------------

RLI Insurance Group
 premiums earned           $271,551,708     $140,928,326    $    32,713   $130,656,095        .02%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
1995

RLI Insurance Group
 premiums earned           $264,651,370     $131,771,599    $   588,362   $133,468,133        .4%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                           RLI CORP. AND SUBSIDIARIES

                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


 Column A                              Column B          Column C              Column D              Column E

                                      Balance at         Amounts       Amounts                       Balance
                                     beginning of       charged to    recovered         Amounts       at end
                                        period           expense     (written-off)     commuted     of period
---------------------------------------------------------------------------------------------------------------
1997    Allowance for
        insolvent reinsurers         $16,897,798               --     $ 159,396             --      $17,057,194


1996    Allowance for
        insolvent reinsurers         $16,336,146       $1,006,140     $(444,488)            --      $16,897,798


1995    Allowance for
        insolvent reinsurers         $15,547,400       $  613,296     $ 261,373       $(85,923)     $16,336,146

                                EXHIBIT INDEX

Exhibit No.   Description of Document                      Reference (page)
-----------   -----------------------                      ----------------
   2.1        Plan of Reorganization and Agreement         Incorporated by reference to the Company's Quarterly
              of Merger                                    Form 10-Q for the First Quarter ended March 31, 1993.

   2.2        Articles of Merger                           Incorporated by reference to the Company's Quarterly
                                                           Form 10-Q for the Second Quarter ended June 30, 1993.

   3.1        Articles of incorporation                    Incorporated by reference to the Company's
                                                           Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

   3.2        By-Laws                                      Incorporated by reference to the Company's    Quarterly Form
                                                           10-Q for the Second Quarter ended June 30, 1997.

   4.1        Indenture dated July 28, 1993 between        Incorporated by reference to the Company's Registration
              the Company and Norwest Bank                 Statement on Form S-3 filed on July 21, 1993.
              Minnesota, National Association as
              Trustee

  10.1        Market Value Potential Plan                  Incorporated by reference to the Company's Quarterly
                                                           Form 10-Q for the Second Quarter ended June 30, 1997.

  10.2        RLI Corp. Director Deferred                  Incorporated by reference to the Company's Registration
              Compensation Plan                            Statement on Form 10-Q for the Second Quarter ended
                                                           June 30, 1993.

  10.3        The RLI Corp. Directors' Irrevocable         Incorporated by reference to the Company's Registration
              Trust Agreement                              Statement on Form 10-Q for the Second Quarter ended
                                                           June 30, 1993.

  10.4        Key Employee Excess Benefit Plan             Incorporated by reference to the Company's
                                                           Annual Form 10-K/A for the year ended December 31, 1992.

  10.5        RLI Corp. Incentive Stock                    Incorporated by reference to Company's Registration Statement
              Option Plan                                  on Form S-8 filed on March 11, 1996, File No. 333-01637

  10.6        Directors' Stock Option Plan                 Incorporated by reference to the Company's Quarterly
                                                           Form 10-Q for the Second Quarter ended June 30, 1997.

  10.9        Reinsurance Agreements between the           Incorporated by reference to the Company's Annual Form 10-K/A
              Company and American Re-Insurance            for the year ended December 31, 1992.
              Company

  10.10       Reinsurance Agreements between the           Incorporated by reference to the Company's Annual Form 10-K/A
              Company and Lloyds of London                 for the year ended December 31, 1992.

  10.11       Reinsurance Agreements between the           Incorporated by reference to the Company's Annual Form 10-K/A
              Company and NAC Reinsurance Corp.            for the year ended December 31, 1992.

  11.0        Statement re computation of per              Refer to the Notes to Consolidated Financial Statements--Note 1K
              share earnings                               "Earnings per share", on page 36 of the Annual Report to Shareholders attached in Exhibit 13.





Exhibit No.   Description of Document                      Reference (page)
-----------   -----------------------                      ----------------

  13.1        Refer to the Annual Report to Share-         Attached Exhibit 13.
              holders for the year ended
              December 31, 1997, pages 20-49
              and 53.

  21.1        Subsidiaries of the Registrant               Attached page 35.

  23.1        Consent of KPMG Peat Marwick LLP             Attached page 36.

  23.2        Consent of Kirkland & Ellis                  Incorporated by reference to the Company's Registration
                                                           Statement on Form S-3 filed July 21, 1993.

  24.1        Powers of Attorney                           Incorporated by reference to the Company's Registration
                                                           Statement on Form S-3 filed on July 21, 1993.

  27          Financial Data Schedule                      Attached Exhibit 27.

  28.1        Information from reports furnished to        Attached page 37.
              state insurance regulatory authorities