Form 10-Q
period 1998-03-31
RLI CORP
filed 1998-05-12
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              March 31, 1998
                           -------------------------------------------

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

  As of May 4, 1998 the number of shares outstanding of the registrant's Common Stock was 8,420,524.

                                     PART I
Item 1. Financial Statements
                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                   For the Three-Month Period Ended March 31,
(Unaudited)                                     1998           1997
                                           -----------     -----------
Net premiums earned                         $34,915,110    $33,065,635
Net investment income                         5,944,520      6,021,551
Net realized investment gains                   572,563        560,024
                                            -----------    -----------
                                             41,432,193     39,647,210
                                            -----------    -----------
Losses and settlement expenses               12,423,081     15,703,162
Policy acquisition costs                     14,017,205      9,963,019
Insurance operating expenses                  4,363,357      3,784,403
Interest expense on debt                        403,796        690,552
General corporate expenses                    1,166,880        880,469
                                            -----------    -----------
                                             32,374,319     31,021,605
                                            -----------    -----------
Equity in earnings of uncons. investee          363,954        243,673
                                            -----------    -----------
Earnings before income taxes                  9,421,828      8,869,278
Income tax expense                            2,445,800      2,313,493
                                            -----------    -----------
Net earnings                                $ 6,976,028     $6,555,785
                                           ============   =============
Other comprehensive earnings, net of tax     17,416,125      1,425,546
                                           ------------   -------------
Comprehensive Earnings                     $ 24,392,153     $7,981,331
                                           ============   =============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.78          $0.80
  Realized gains, net of tax                      $0.04          $0.05
                                           ------------   -------------
  Basic net earnings per share                    $0.82          $0.85
                                           ============   =============
  Basic comprehensive earnings per share          $2.85          $1.04
                                           ============   =============
  Diluted:
  Net earnings per share from operations          $0.77          $0.70
  Realized gains, net of tax                      $0.04          $0.04
                                           ------------   -------------
  Diluted net earnings per share                  $0.81          $0.74
                                           ============   =============
  Diluted comprehensive earnings per share        $2.82          $0.89
                                           ============   =============
Weighted average number of common shares outstanding
  Basic                                       8,546,998      7,698,716
  Diluted                                     8,652,747      9,518,921
Cash dividends declared per common share          $0.15          $0.14
The accompanying notes are an integral part of the financial statements.
                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                                     March 31,   December 31,
ASSETS                                                 1998          1997
                                                   (Unaudited)
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $288,552,612   $290,034,309
     Trading, at fair value                          9,894,290      9,545,572
     Available-for-sale, at fair value              34,491,651     34,120,202
  Equity securities, at fair value                 279,205,252    251,459,843
  Short-term investments, at cost which
     approximates fair value                         8,501,015     18,696,896
                                                   -----------   -------------
  Total investments                                620,644,820    603,856,822
Cash                                                         0              0
Accrued investment income                            5,867,465      6,348,257
Premiums and reinsurance balances receivable        38,253,329     30,719,768
Ceded unearned premiums                             48,908,323     49,677,041
Reinsurance balances recoverable on unpaid losses  159,128,238    161,709,389
Deferred policy acquisition costs                   20,947,542     21,984,585
Property and equipment                              11,712,552     12,387,500
Investment in unconsolidated investee               14,068,281     13,615,577
Other assets                                        13,438,639     11,441,666
                                                   -----------   ------------
             TOTAL ASSETS                         $932,969,189   $911,740,605
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $397,408,569   $404,263,638
   Unearned premiums                               123,285,530    128,542,853
   Reinsurance balances payable                     28,614,813     24,390,338
   Short-term debt:
     LOC and notes payable                          37,787,000     24,900,000
   Income taxes-current                              2,718,941      2,701,964
   Income taxes-deferred                            45,913,001     36,339,801
   Other liabilities                                18,696,384     24,049,571
                                                   -----------   ------------
             TOTAL LIABILITIES                     654,424,238    645,188,165
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 10,229,673 shares
  at 3/31/98 and at 12/31/97)                       10,229,673     10,229,673
  Accumulated other comprehensive earnings         104,268,788     86,852,663
  Other shareholders' equity                       220,552,269    215,019,386
  Less: Treasury shares at cost
        (1,809,149 shares at 3/31/98)
        (1,595,419 shares at 12/31/97)             (56,505,779)   (45,549,282)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            278,544,951    266,552,440
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $932,969,189   $911,740,605
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Three-Month Period
                                                       Ended March 31,
                                                 --------------------------
                                                      1998           1997
                                                 ------------   ------------
Net cash used in  operating activities         ($ 10,926,179) ($ 18,264,826)
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                          (13,007,456)   (29,226,370)
  Investments sold                                 1,674,437      5,423,220
  Investments called or matured                   11,230,900     15,761,592
  Net decrease in
  short-term investments                          10,195,882     34,505,170
  Net property and equipment (purchased) sold        163,807    (   188,535)
                                                  ------------   ------------
Net cash from investing activities                10,257,570     26,275,077
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                            ( 1,261,894)   ( 1,067,564)
  Proceeds from issuance of short-term debt       12,887,000
  Change in contributed capital                            0          5,665
  Treasury shares purchased                      (10,956,497)  (  6,948,352)
                                                  ------------  ------------
Net cash from (used in)
  financing activities                               668,609    ( 8,010,251)
                                                  ------------  ------------
Net increase (decrease) in cash                            0              0
                                                  ------------  ------------
Cash at the beginning of the year                          0              0
                                                  ------------  ------------
Cash at March 31                                  $        0   $          0
                                                  ============  ============











The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1997 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1997 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1997.

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results of a full year.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1997 10-K Annual Report.

    Earnings Per Share: Basic earning per share(EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock (common stock equivalents) were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents.

    Pursuant to disclosure requirements contained in Statement 128, the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.
                                    For the three months ended March 31, 1998
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to             6,976,028       8,546,998           0.82
  common stockholders

Effect of Dilutive Securities
Incentive Stock Options               --          105,749
------------------------------------------------------------------------------

Diluted EPS
Income available to common     6,976,028        8,652,747           0.81
------------------------------------------------------------------------------

                                    For the three months ended March 31, 1997
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to            6,555,785        7,698,716           0.85
  common stockholders

Effect of Dilutive Securities
Convertible debentures           468,514        1,769,231
Incentive Stock Options               --           50,974
------------------------------------------------------------------------------

Diluted EPS
Income available to common     7,024,299        9,518,921           0.74
------------------------------------------------------------------------------

The comparison of Basic EPS between periods is impacted by the shares associated with the Convertible debentures. In June 1997, the Company called for redemption all of its outstanding convertible debentures. On July 24, 1997, the Company announced that all debentures had been converted. This conversion resulted in an additional issuance of 1,769,231 shares of common stock. Once converted, these shares became basic outstanding shares, impacting both basic and diluted EPS. Prior to conversion, including first quarter 1997, these potentially dilutive shares were included in calculating dilutive EPS but were excluded when computing basic EPS. For both periods presented, dilutive EPS includes the impact of the shares associated with the convertible debentures and provides a more accurate comparison of per share earnings.

Comprehensive Earnings: Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," was issued in June 1997 and became effective for interim and annual periods beginning after December 15, 1997. The primary difference between reporting the Company's net and comprehensive earnings is that comprehensive earnings include unrealized gains/losses net of tax. Traditional reporting of net earnings directly credits or charges shareholders' equity with unrealized gains/losses, rather than including them in earnings.

Other Accounting Standards: In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal periods beginning after December 15, 1997. In the initial year of application, this Statement need not be applied to interim financial statements. The Company is currently evaluating its segment disclosures with respect to this Statement.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Statement 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures that are no longer useful. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating this recently issued Statement.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 1998 and 1997 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS**
    1998                                      -------    --------    ------
     RLI Insurance Group--Property           $ 14,638    $  5,124  $891,378
     RLI Insurance Group--Casualty             16,486   (   1,203)
     RLI Insurance Group--Surety                3,791         191
     Net investment income                      5,945       5,945
     Net realized investment gains                572         572
     General corporate & interest expense          --      (1,571)   27,523
     Equity in Earnings of unconsolidated
       investee                                    --         364    14,068
                                              --------   ---------  --------
     Consolidated                            $ 41,432    $  9,422  $932,969
                                             ========   =========  ========
    1997
     RLI Insurance Group--Property           $ 12,701    $  4,059  $804,632
     RLI Insurance Group--Casualty             18,283   (     522)
     RLI Insurance Group--Surety                2,081          77
     Net investment income                      6,022       6,022
     Net realized investment gains                560         560
     General corporate & interest expense          --    (  1,571)   21,475
     Equity in Earnings of unconsolidated
       investee                                    --         244    12,908
                                             --------   ---------  --------
     Consolidated                            $ 39,647    $  8,869  $839,015
                                             ========   =========  ========

** The Company does not evaluate assets on the basis of individual Insurance Group segments. Insurance Group assets presented in the tables represent total assets of RLI Insurance Group and are inclusive of all segments contained therein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the company's filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 1997.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 84% of the Company's total revenue for the three months ended March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $69.2 million for the first three months of 1998, down 10.0% from the same period in 1997. This decrease was the result of a 10.9% decrease in gross writings of the insurance group. As detailed in the discussion of RLI Insurance Group that follows, first quarter 1997 results included $10.7 million of non-recurring premiums associated with the Company's purchase of the Hawaii Residential Insurance program. Net investment income remained flat at $5.9 million for the first quarter 1998. Consolidated revenue for the first three months of 1998 increased $1.8 million, or 4.5%, from the same period in 1997. Net premiums earned in the first three months of 1998 were up 5.6% compared to the first three months of 1997, as property and surety revenue showed marked improvement.

The net after-tax earnings for the first three months of 1998 totaled $7.0 million, $.81 per diluted share, compared to $6.6 million, $.74 per diluted share, for the same period in 1997. The increase in net earnings is attributable to continued strong property and surety underwriting results.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, improved to $24.4 million, $2.82 per diluted share, compared to $8.0 million, $.89 per share for the same period in 1997. Improved operating earnings coupled with the rise in the stock market in 1998 accounted for this increase. Unrealized gains, net of tax, for the first quarter of 1998 were $17.4 million, $2.01 per share compared to $1.4 million, $.15 per share, for the same period in 1997.

RLI INSURANCE GROUP

Gross premiums written for the first three months of 1998 totaled $62.6 million, compared to $70.3 million reported for the same period in 1997. Property premiums decreased $13.9 million to $25.1 million for the first quarter of 1998. Non-recurring premiums associated with the acquisition of the Hawaiian Homeowners business in March of 1997 account for the majority of this decline. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed, on a one-time basis, $10.7 million in unearned premium. The Company's surety book, on the other hand, grew its top line by 34.3% during the first quarter of 1998. Direct writings for surety improved $1.7 million to $6.6 million versus $4.9 million for the same period in 1997. This increase is primarily the result of the continued growth of the Universal Bonding and Surety America programs. Gross writings on the casualty book improved, as well, up $4.6 million over first quarter 1997 to $30.9 million. Commercial Umbrella improved $4.7 million to $10.6 million for the first quarter of 1998. The Company's expansion into the WestCoast market, through its relationship with the general agency ALCO, accounted for $3.1 million of this growth, while an additional $1.6 million in production came from the Company's newly opened office in Dallas, Texas. Additionally, the Transportation program launched in November of 1997 added $2.4 million in writings during its first quarter of production. It is anticipated that this program will add $17.0 million in annual written premiums during 1998. Partially offsetting the growth in the Commercial Umbrella and Transportation programs, Employer's Excess Indemnity experienced a decline of $3.0 million, as the Company discontinued its relationship with its primary brokerage firm for this program.

Net premiums written for the first three months of 1998 decreased $6.8 million or 18.2% from the same period in 1997. Net property writings decreased $9.0 million over first quarter 1997, primarily due to the non-recurring premiums associated with the assumption of the Hawaiian Homeowners business. The surety book posted net premium written of $4.3 million, a $1.5 million improvement over the same period in 1997, while net casualty writings improved $800,000 to $17.0 million.

The decline experienced in written premiums, during the first quarter of 1998, has not resulted in a decrease in Insurance Group revenue. In fact, net premiums earned of $34.9 million in the first quarter of 1998 represents a 5.6% increase from the same period in 1997. Earned premiums associated with the Hawaiian Homeowners business helped property to improve $1.9 million over first quarter 1997 levels. With the continued growth of Universal Bonding and Surety America, as mentioned previously, the surety book improved, as well, posting a $1.7 million increase over 1997 levels. Earned premiums on the casualty book, however, declined by $1.8 million due to the decline in writings experienced throughout 1997. As the year progresses, growth initiatives which have served to improve casualty's gross and net writings should additionally help to offset this decline in earned premiums.

The Group's pretax earnings totaled $4.1 million for the first three months of 1998 compared to $3.6 million for the same period in 1997. The property book was responsible for the majority of this improvement posting $5.1 million in pretax earnings compared to $4.1 million for the first quarter of 1997. Costs associated with the acquisition of the Hawaiian book caused 1997 earnings to be lower. Surety showed improvement, as well, reporting a pretax profit of $191,000, up from $77,000 reported for the same period in 1997. The improvement experienced in property and surety was partially offset by a decline in earnings on the casualty book. The casualty book posted a pretax loss of $1.2 million for the first quarter of 1998 compared to a pretax loss of $523,000 for the same period in 1997.

The GAAP combined ratio through the first three months of 1998 was 88.2 compared to 89.1 for the same period in 1997. The loss ratio decreased from
47.5 for the first quarter of 1997 to 35.6 in the first quarter of 1998. This decrease was the result of a decline in casualty's loss ratio, coupled with a shift in earned premiums to the lower loss ratio property and surety books. The casualty book's loss ratio decreased from 70.4 for the first quarter of 1997 to 51.8 for the first quarter 1998. Based on loss experience-to-date, first quarter 1998 casualty results contain a $3.0 million reclass between losses incurred and operating expenses (decreasing losses incurred and increasing contingent commissions) on the Company's deductible buy-back program, an experience-based program. This reclass has no impact on bottom line net earnings, but does affect the comparison of loss and expense ratios between periods. Net of this reclass, casualty's loss ratio is 70.0, in line with 1997. Additionally, despite El Nino-related weather patterns across the nation during the quarter, the property book's loss ratio, at 20.9, compares favorably with 1997's 18.7. Winter storm losses impacted first quarter 1998 by $658,000 compared to $300,000 for the same period in 1997. Surety losses remained flat at 21.8 compared to 21.2 for the same period in 1997. The Company's expense ratio increased from 41.6 for the first quarter of 1997 to
52.6 for the first quarter of 1998. This increase was primarily related to increases experienced on the casualty book. The casualty book's expense ratio increased from 32.4 in 1997 to 55.5 in 1998. The aforementioned reclass on the Company's deductible buy-back program accounted for 18.2 of the 23.1 point increase. Net of this reclass, the casualty books expense ratio was 37.3, up
4.9 points from 1997's 32.4. Start-up costs associated the Company's Transportation program, as well as the expansion of casualty operations in Dallas, San Francisco, and Los Angeles, have caused expenses to trend upward. Partially offsetting this increase, the Company's property and surety books showed improvements in expense ratio for first quarter 1998. Property's expense ratio decreased from 49.3 in 1997 to 44.1, in 1998. Commissions associated with the Hawaiian Homeowner's acquisition caused first quarter 1997's expense ratio to be higher. Additionally, the surety book posted a slight improvement in expense ratio, decreasing from 75.1 in 1997 to 73.2 in 1998.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.9 million during the first three months of 1998, a decrease of 1.3% over that reported for the same period in 1997. This decrease is the result of a drop in fixed income yields, an increase in tax exempt securities, and increasing asset management fees on the appreciated common stock portfolio.

Invested assets at March 31, 1997 increased by $16.8 million, or 2.8%, from December 31, 1997, primarily driven by unrealized gains on the Company's investment portfolio. For the three months ended March 31, 1998, the Company experienced $26.8 million in pre-tax unrealized gains on its investment portfolio. Short-term investments, however, declined by $10.1 million from December 31, 1997 due primarily to the funding of reinsurance obligations and other first quarter operating needs. In addition, the Company recognized realized investment gains of $570,000 in the first three months of 1998 compared to $560,000 in the first three months of 1997.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 97% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 1998 and 1997 are as follows:

                                1998               1997
                                ----               ----
   Taxable                      6.81%              6.95%
   Non-taxable                  5.02%              5.06%

Yields on taxable and non-taxable securities declined through the first three months of 1998 due to the maturity of higher yielding securities from the portfolio. In a period of declining interest rates, these securities were replaced with lower yielding securities.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $26.8 million for the first three months of 1998 compared to net unrealized gains before tax of $2.2 million for the same period in 1997. The Company's net unrealized gain before tax was $160.1 million and $133.3 million at March 31, 1998 and December 31, 1997, respectively. Unrealized appreciation on securities, net of tax is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations decreased to $404,000 for the first three months of 1998, a $287,000 drop from the same period in 1997. This decrease is related to a reduction in outstanding debt balances. Conversion of the $46.0 million convertible debt into common equity occurred in July 1997. Short-term debt accumulated in conjunction with the Company's stock repurchase program began the year at $24.9 million and has increased to $37.8 million at March 31, 1998.

INCOME TAXES

The Company's effective tax rate for the first three months of 1998 and 1997 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1998 and 1997 as a result of the following:

                                            1998                  1997
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,297,639    35%     $ 3,104,248    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  529,773)  ( 5%)     (  443,036)  ( 5%)
  Dividends received deduction      (  353,845)  ( 4%)     (  331,772)  ( 4%)
  Dividends paid deduction          (   55,675)  ( 1%)     (   62,678)  ( 1%)
  Other items, net                      87,454     1%          46,731     1%
                                     ----------  ----      ----------   ----
Total tax expense                  $ 2,445,800    26%     $ 2,313,493    26%


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

During the first quarter of 1998, operating cash flows were negative due to the funding of reinsurance obligations and the payment of year-end employee benefit accruals. Employee benefit payments under the Company's Market Value Potential Plan, an executive and associate bonus and incentive plan, totalled $4.5 million during January 1998. Additionally, the Company contributed $2.6 million during the quarter to fund the Employee Stock Ownership Plan. These obligations were accrued at year-end 1997. First quarter 1998 operating cash flow shows improvement over the same period in 1997, primarily due to the timing of one $10.0 million reinsurance deposit. The payment of this deposit did not take place in 1998 until April. In 1997, however, this deposit was made during the first quarter.

Also during the first quarter of 1998, the Company repurchased 213,730 of its outstanding shares at a cost of $11.0 million. This repurchase program has been funded through the issuace of short-term debt. These treasury shares are reflected as a separate component of shareholders' equity.

At March 31, 1998 the Company had short-term investments, cash and other investments maturing within one year, of approximately $31.4 million and additional investments of $127.4 million maturing within five years. The Company maintains two sources of credit from one financial institutions: a $30.0 million unsecured line of credit that cannot be canceled during its annual term and a $3.0 million secured line of credit available for the issuance of letters of credit. As of March 31, 1998, the Company had $17,725,000 in outstanding short-term borrowings. Additionally, the Company was party to three reverse repurchase transactions totaling $20,062,000.

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

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Not Applicable

    (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


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

Date: May 10, 1998