Form 10-Q
period 1998-06-30
RLI CORP
filed 1998-08-11
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              June 30, 1998
                           -------------------------------------------

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

  As of August 4, 1998 the number of shares outstanding of the registrant's Common Stock was 10,517,860.

                             PART I
Item 1. Financial Statements
                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                   For the Three-Month Period Ended June 30,
(Unaudited)                                     1998           1997
                                           ------------    -----------
Net premiums earned                         $35,085,369    $35,974,352
Net investment income                         5,741,858      5,999,346
Net realized investment gains                    65,983      1,734,460
                                            -----------    -----------
                                             40,893,210     43,708,158
                                            -----------    -----------
Losses and settlement expenses               15,139,615     15,650,578
Policy acquisition costs                      9,880,536     10,931,140
Insurance operating expenses                  4,459,423      4,762,090
Interest expense on debt                        640,389        690,532
General corporate expenses                      953,355        964,240
                                            -----------    -----------
                                             31,073,318     32,998,580
                                            -----------    -----------
Equity in earnings of uncons. investee          573,321        296,783
                                            -----------    -----------
Earnings before income taxes                 10,393,213     11,006,361
Income tax expense                            2,768,225      3,022,692
                                            -----------    -----------
Net earnings                                $ 7,624,988    $ 7,983,669
                                           ============   ============
Other comprehensive earnings, net of tax        172,101     16,985,490
                                           ------------   ------------
Comprehensive Earnings                     $  7,797,089    $24,969,159
                                           ============   ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.72          $0.72
  Realized gains, net of tax                      $0.00          $0.12
                                           ------------   ------------
  Basic net earnings per share                    $0.72          $0.84
                                           ============   ============
  Basic comprehensive earnings per share          $0.74          $2.62
                                           ============   ============
  Diluted:
  Net earnings per share from operations          $0.71          $0.62
  Realized gains, net of tax                      $0.00          $0.10
                                           ------------   ------------
  Diluted net earnings per share                  $0.71          $0.72
                                           ============   ============
  Diluted comprehensive earnings per share        $0.73          $2.15
                                           ============   ============
Weighted average number of common shares outstanding
  Basic                                      10,526,727      9,531,820
  Diluted                                    10,663,068     11,804,475
Cash dividends declared per common share          $0.13          $0.12

The accompanying notes are an integral part of the financial statements.

                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                               (Continued)
                   For the Six-Month Period Ended June 30,
(Unaudited)                                     1998           1997
                                           -----------     -----------
Net premiums earned                         $70,000,479    $69,039,987
Net investment income                        11,686,378     12,020,897
Net realized investment gains                   638,546      2,294,484
                                            -----------    -----------
                                             82,325,403     83,355,368
                                            -----------    -----------
Losses and settlement expenses               27,562,696     31,353,740
Policy acquisition costs                     23,897,741     20,894,159
Insurance operating expenses                  8,822,780      8,546,493
Interest expense on debt                      1,044,185      1,381,084
General corporate expenses                    2,120,235      1,844,709
                                            -----------    -----------
                                             63,447,637     64,020,185
                                            -----------    -----------
Equity in earnings of uncons. investee          937,275        540,456
                                            -----------    -----------
Earnings before income taxes                 19,815,041     19,875,639
Income tax expense                            5,214,025      5,336,185
                                            -----------    -----------
Net earnings                                $14,601,016    $14,539,454
                                           ============   ============
Other comprehensive earnings, net of tax     17,558,226     18,411,036
                                           ------------   ------------
Comprehensive Earnings                     $ 32,189,242    $32,950,490
                                           ============   ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $1.34          $1.36
  Realized gains, net of tax                      $0.04          $0.16
                                           ------------   ------------
  Basic net earnings per share                    $1.38          $1.52
                                           ============   ============
  Basic comprehensive earnings per share          $3.04          $3.44
                                           ============   ============
  Diluted:
  Net earnings per share from operations          $1.32          $1.18
  Realized gains, net of tax                      $0.04          $0.13
                                           ------------   ------------
  Diluted net earnings per share                  $1.36          $1.31
                                           ============   ============
  Diluted comprehensive earnings per share        $3.00          $2.86
                                           ============   ============
Weighted average number of common shares outstanding
  Basic                                      10,604,856      9,577,355
  Diluted                                    10,739,120     11,851,311
Cash dividends declared per common share          $0.25          $0.23
The accompanying notes are an integral part of the financial statements.
                           RLI Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                                     June 30,    December 31,
ASSETS                                                 1998          1997
                                                   (Unaudited)
Investments                                       ------------   -------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $293,878,270   $290,034,309
     Trading, at fair value                          8,259,037      9,545,572
     Available-for-sale, at fair value              34,902,580     34,120,202
  Equity securities, at fair value                 279,811,674    251,459,843
  Short-term investments, at cost which
     approximates fair value                        13,419,374     18,696,896
                                                   -----------   -------------
  Total investments                                630,270,935    603,856,822
Cash                                                         0              0
Accrued investment income                            6,213,983      6,348,257
Premiums and reinsurance balances receivable        53,252,984     30,719,768
Ceded unearned premiums                             55,086,004     49,677,041
Reinsurance balances recoverable on unpaid losses  162,710,632    161,709,389
Deferred policy acquisition costs                   21,938,754     21,984,585
Property and equipment                              11,708,940     12,387,500
Investment in unconsolidated investee               13,057,602     13,615,577
Other assets                                        13,286,793     11,441,666
                                                   -----------   ------------
             TOTAL ASSETS                         $967,526,627   $911,740,605
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $401,825,809   $404,263,638
   Unearned premiums                               132,655,382    128,542,853
   Reinsurance balances payable                     41,247,517     24,390,338
   Short-term debt:
     LOC and notes payable                          38,370,000     24,900,000
   Income taxes-current                              1,001,359      2,701,964
   Income taxes-deferred                            45,970,401     36,339,801
   Other liabilities                                21,744,147     24,049,571
                                                   -----------   ------------
             TOTAL LIABILITIES                     682,814,615    645,188,165
                                                   -----------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 12,789,167 shares
  at 6/30/98 and 10,229,673 at 12/31/97)            12,789,167     10,229,673
  Accumulated other comprehensive earnings         104,440,889     86,852,663
  Other shareholders' equity                       224,051,941    215,019,386
  Less: Treasury shares at cost
        (2,263,002 shares at 6/30/98)
        (1,595,419 shares at 12/31/97)             (56,569,985)   (45,549,282)
                                                   -----------   ------------
             TOTAL SHAREHOLDERS' EQUITY            284,712,012    266,552,440
                                                   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $967,526,627   $911,740,605
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Six-Month Period
                                                       Ended June 30,
                                                 --------------------------
                                                      1998           1997
                                                 ------------   ------------
Net cash from (used in) operating activities    $  1,801,540  $ ( 5,983,352)
                                                 ------------   ------------
Cash Flows from Investing Activities
  Investments purchased                          (27,550,910)   (42,608,387)
  Investments sold                                 3,374,563      9,926,806
  Investments called or matured                   17,596,600     21,701,592
  Net decrease in
  short-term investments                           5,277,522     27,182,573
  Net property and equipment purchased           (   333,495)   ( 1,296,163)
                                                  ------------   ------------
Net cash from (used in) investing activities     ( 1,635,720)    14,906,421
                                                  ------------   ------------


Cash Flows from Financing Activities
  Cash dividends paid                            ( 2,646,444)   ( 2,211,382)
  Proceeds from issuance of short-term debt       13,470,000              0
  Fractional shares paid                         (    16,109)             0
  Change in contributed capital                       47,436        236,665
  Treasury shares purchased                      (11,020,703)  (  6,948,352)
                                                  ------------  ------------
Net cash (used in) financing activities          (   165,820)   ( 8,923,069)
                                                  ------------  ------------
Net increase (decrease) in cash                            0              0
                                                  ------------  ------------
Cash at the beginning of the year                          0              0
                                                  ------------  ------------
Cash at June 30                                   $        0   $          0
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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of a full year.

    The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1997 10-K Annual Report.

    Earnings Per Share: Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock (common stock equivalents) were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents.

    Pursuant to disclosure requirements contained in Statement 128, the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.
                               For the Six-Month Period Ended June 30, 1998
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to            14,601,016      10,604,856           1.38
  common stockholders

Effect of Dilutive Securities
Incentive Stock Options               --          134,264
------------------------------------------------------------------------------

Diluted EPS
Income available to common     14,601,016      10,739,120           1.36
------------------------------------------------------------------------------

                                For the Six-Month Period Ended June 30, 1997
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to           14,539,454        9,577,355           1.52
  common stockholders

Effect of Dilutive Securities
Convertible debentures           937,028        2,211,538
Incentive Stock Options               --           62,418
------------------------------------------------------------------------------

Diluted EPS
Income available to common    15,476,482       11,851,311           1.31
------------------------------------------------------------------------------

The comparison of Basic EPS between periods is impacted by the shares associated with the Convertible debentures. In June 1997, the Company called for redemption all of its outstanding convertible debentures. On July 24, 1997, the Company announced that all debentures had been converted. This conversion resulted in an additional issuance of 2,211,538 shares of common stock. Once converted, these shares became basic outstanding shares, impacting both basic and diluted EPS. Prior to conversion, including the first six months of 1997, these potentially dilutive shares were included in calculating dilutive EPS but were excluded when computing basic EPS. For both periods presented, dilutive EPS includes the impact of the shares associated with the convertible debentures and provides a more accurate comparison of per share earnings.

Note additionally, that 1997 share and per share data has been restated to reflect the 5/4 stock split that occurred on June 19, 1998.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company does not currently invest in derivative instruments, this recently issued Statement is under evaluation.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 1998 and 1997 is presented below.

    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS*
    1998                                      -------    --------    ------
     RLI Insurance Group--Property           $ 27,883    $ 10,607  $925,591
     RLI Insurance Group--Casualty             33,906   (   1,680)
     RLI Insurance Group--Surety                8,211         790
     Net investment income                     11,686      11,686
     Net realized investment gains                639         639
     General corporate & interest expense          --      (3,164)   28,878
     Equity in Earnings of unconsolidated
       investee                                    --         937    13,058
                                              --------   ---------  --------
     Consolidated                            $ 82,325    $ 19,815  $967,527
                                             ========   =========  ========
    1997
     RLI Insurance Group--Property           $ 28,590    $  9,279  $844,321
     RLI Insurance Group--Casualty             35,687   (   1,311)
     RLI Insurance Group--Surety                4,763         278
     Net investment income                     12,021      12,021
     Net realized investment gains              2,294       2,294
     General corporate & interest expense          --    (  3,225)   33,107
     Equity in Earnings of unconsolidated
       investee                                    --         540    13,205
                                             --------   ---------  --------
     Consolidated                            $ 83,355    $ 19,876  $890,633
                                             ========   =========  ========

*The Company does not evaluate assets on the basis of individual Insurance Group segments. Insurance Group assets presented in the tables represent total assets of RLI Insurance Group and are inclusive of all segments contained therein.

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 85% of the Company's total revenue for the six months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS
ENDED JUNE 30, 1997

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $153.1 million for the first six months of 1998, down 4.8% from the same period in 1997. This decrease was primarily the result of a 4.0% decrease in gross writings of the insurance group. As detailed in the discussion of RLI Insurance Group that follows, first half 1997 results included $10.7 million of non-recurring premiums associated with the Company's purchase of the Hawaii Residential Insurance program. Consolidated revenue for the first six months of 1998 decreased $1.0 million from the same period in 1997 to $82.3 million. Net premiums earned in the first six months of 1998 were up $1.0 million, or 1.4%, compared to the same period in 1997, as casualty and surety revenue showed improvement. Net investment income declined $300,000 to $11.7 million for the first half of 1998. Additionally, realized investment gains are tracking $1.7 million below 1997 levels. The sale of certain equity securities and real estate during the first six months of 1997 accounted for this decrease between periods.

The net after-tax earnings for the first six months of 1998 totaled $14.6 million, $1.36 per diluted share, compared to $14.5 million, $1.31 per share, for the same period in 1997. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, improved to $14.2 million, $1.32 per share, compared to $13.0 million, $1.18 per share, for the same period in 1997.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $32.2 million, $3.00 per share, compared to $33.0 million, $2.86 per share, for the same period in 1997. Unrealized gains, net of tax, for the first half of 1998 were $17.6 million, $1.64 per share compared to $18.4 million, $1.55 per share, for the same period in 1997.

RLI INSURANCE GROUP

Gross premiums written for the first six months of 1998 totaled $140.8 million, compared to $146.6 million reported for the same period in 1997. Property premiums decreased $22.2 million to $56.6 million for the first half of 1998. Non-recurring premiums associated with the acquisition of the Hawaiian Homeowners business in March of 1997 account for half of this decline. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed, on a one-time basis, $10.7 million in unearned premium. Additionally, rate reductions experienced on property's Difference-In-Condition product have resulted in a decline of $10.3 million compared to 1997 levels. The Company's surety book, on the other hand, grew its top line by 31.3% during the first half of 1998. Direct writings for surety improved $3.9 million to $16.3 million versus $12.4 million for the same period in 1997. This increase is primarily the result of the continued growth of the Universal Bonding and Surety America programs. Gross writings on the casualty book improved, as well, up $12.5 million over the first half of 1997 to $67.9 million. Commercial Umbrella improved $9.4 million to $22.6 million for the first half of 1998. The Company's expansion into the West Coast market, through its relationship with the general agency ALCO, accounted for $6.2 million of this growth, while an additional $4.5 million in production came from the Company's newly opened office in Dallas, Texas. Additionally, the Transportation program launched in November of 1997 added $7.7 million in writings during its first six months of production. It is anticipated that this program will add $17.0 million in annual written premiums during 1998. Partially offsetting the growth in the Commercial Umbrella and Transportation programs, Employer's Excess Indemnity experienced a decline of $4.9 million, as the Company discontinued its relationship with its primary brokerage firm for this program.

Net premiums written for the first six months of 1998 decreased $9.2 million or 11.8% from the same period in 1997. Net property writings decreased $15.9 million from 1997 levels, due to the non-recurring premiums associated with the assumption of the Hawaiian Homeowners business and difference-in-condition pricing, as mentioned previously. The surety book posted net premium written of $10.0 million, a $3.1 million improvement over the same period in 1997, while net casualty writings improved $3.5 million to $36.5 million.

Net premiums earned of $70.0 million in the first half of 1998 represents a $1.0 million improvement from the same period in 1997. Earned premiums associated with the Hawaiian Homeowners business helped offset declines experienced on the Property-Fire program, as property experienced only a $700,000 decline over first half 1997 levels. With the continued growth of Universal Bonding and Surety America, as mentioned previously, the surety book improved to $8.2 million, a $3.4 million increase over 1997 levels. Earned premiums on the casualty book, however, declined by $1.8 million, due to the decline in writings experienced throughout 1997. As the year progresses, growth initiatives which have served to improve casualty's gross and net writings should additionally help to offset this decline in earned premiums.

The Group's pretax earnings totaled $9.7 million for the first six months of 1998 compared to $8.2 million for the same period in 1997. The property book was responsible for the majority of this improvement posting $10.6 million in pretax earnings compared to $9.3 million for the first half of 1997. Costs associated with the acquisition of the Hawaiian book caused 1997 earnings to be lower. Surety showed improvement, as well, reporting a pretax profit of $790,000, up from $278,000 reported for the same period in 1997. The improvement experienced in property and surety was partially offset by a decline in earnings on the casualty book. The casualty book posted a pretax loss of $1.7 million for the first half of 1998 compared to a pretax loss of $1.3 million for the same period in 1997.

The GAAP combined ratio through the first six months of 1998 was 86.1 compared to 88.0 for the same period in 1997. The loss ratio decreased from 45.4 for the first half of 1997 to 39.4 in the first half of 1998. This decrease was the result of a decline in casualty's loss ratio, coupled with a shift in earned premiums to the lower loss ratio surety book. The casualty book's loss ratio decreased from 69.7 for the first half of 1997 to 60.0 thus far in 1998. Based on loss experience-to-date, first quarter 1998 casualty results contained a $3.0 million reclass between losses incurred and operating expenses (decreasing losses incurred and increasing contingent commissions) on the Company's deductible buy-back program, an experience-based program. This reclass has no impact on bottom line net earnings, but does affect the comparison of loss and expense ratios between periods. Net of this reclass, casualty's loss ratio is 68.8, more in line with 1997. Additionally, despite El Nino-related weather patterns across the nation during the year, the property book's loss ratio, at 19.4, compares favorably with 1997's 19.2. Winter storm losses impacted the first half of 1998 by $1.4 million compared to $300,000 for the same period in 1997. Surety's loss ratio remained flat at
22.1 compared to 21.4 for the same period in 1997. The Company's expense ratio increased from 42.6 for the first half of 1997 to 46.7 for the first half of 1998. This increase was primarily related to increases experienced on the casualty book. The casualty book's expense ratio increased from 34.0 in 1997 to 45.0 in 1998. The aforementioned reclass on the Company's deductible buy-back program accounted for 8.8 of the 11.0 point increase. Net of this reclass, the casualty books expense ratio was 36.2, up 2.2 points from 1997's
34.0. Start-up costs associated with the Company's Transportation program, as well as the expansion of casualty operations in Dallas, San Francisco, and Los Angeles, have caused expenses to trend upward. Partially offsetting this increase, the Company's property and surety books showed improvements in expense ratio for the first half 1998. Property's expense ratio decreased from 48.4 in 1997 to 42.5 in 1998. Commissions associated with the Hawaiian Homeowner's acquisition caused first half 1997's expense ratio to be higher. Additionally, the surety book posted an improvement in expense ratio, decreasing from 72.7 in 1997 to 68.3 in 1998.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $11.7 million during the first six months of 1998, a decrease of 2.8% over that reported for the same period in 1997. This decrease is the result of a drop in fixed income yields, an increase in tax exempt securities, and increasing asset management fees on the appreciated common stock portfolio.

Invested assets at June 30, 1998 increased by $26.4 million, or 4.4%, from December 31, 1997, primarily driven by unrealized gains on the Company's investment portfolio. For the six months ended June 30, 1998, the Company experienced $27.1 million in pre-tax unrealized gains on its investment portfolio. Short-term investments, however, declined by $5.3 million from December 31, 1997 due primarily to the funding of reinsurance obligations and other first half operating needs.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six month periods ended June 30, 1998 and 1997 are as follows:

                                1998               1997
                                ----               ----
   Taxable                      6.58%              6.92%
   Non-taxable                  4.98%              5.03%

Yields on taxable and non-taxable securities declined through the first six months of 1998 due to the maturity of higher yielding securities from the portfolio. In a period of declining interest rates, these securities were replaced with lower yielding securities. Additionally, during the second quarter of 1998, a one-time adjustment to the premium amortization on callable bonds has negatively impacted yields on the taxable bond portfolio.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $27.1 million for the first six months of 1998 compared to net unrealized gains before tax of $28.3 million for the same period in 1997. The Company's net unrealized gain before tax was $160.4 million and $133.3 million at June 30, 1998 and December 31, 1997, respectively. Unrealized appreciation on securities, net of tax is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations decreased to $1.0 million for the first six months of 1998, a $300,000 drop from the same period in 1997. This decrease is related to a reduction in outstanding debt balances. Conversion of the $46.0 million convertible debt into common equity occurred in July 1997. Short-term debt accumulated in conjunction with the Company's stock repurchase program began the year at $24.9 million and has increased to $38.4 million at June 30, 1998.

INCOME TAXES

The Company's effective tax rate for the first six months of 1998 was 26% compared to 27% for the same period in 1997. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 1998 and 1997 as a result of the following:

                                            1998                  1997
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 6,935,264    35%     $ 6,956,474    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,083,591)  ( 5%)     (  891,015)  ( 4%)
  Dividends received deduction      (  699,597)  ( 4%)     (  661,571)  ( 3%)
  Dividends paid deduction          (  112,151)  ( 1%)     (  119,497)  ( 1%)
  Other items, net                     174,100     1%          51,794     --
                                     ----------  ----      ----------   ----
Total tax expense                  $ 5,214,025    26%     $ 5,336,185    27%

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

During the first half of 1998, the Company repurchased 268,730 of its outstanding shares at a cost of $11.0 million. This repurchase program has been funded through the issuance of short-term debt. These treasury shares are reflected as a separate component of shareholders' equity.

At June 30, 1998 the Company had short-term investments, cash and other investments maturing within one year, of approximately $33.9 million and additional investments of $136.5 million maturing within five years. The Company maintains one source of credit, a $30.0 million unsecured line of credit that cannot be canceled during its annual term. As of June 30, 1998, the Company had $17.7 million in outstanding short-term borrowings. Additionally, the Company was party to three reverse repurchase transactions totaling $20.6 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

OTHER MATTERS

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as many computerized systems are exposed to the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Year 2000 issues impact the Company's business in various ways, including internal systems for processing policies, vendor systems which interact with the Company's systems, and insurance coverage exposures which may impact the Company's insureds.

The Company is utilizing both internal and external resources to identify, correct or modify, and test the systems for the Year 2000 compliance.
Internal systems are in the testing process for Year 2000 compliance.
The Company's critical business systems will be Year 2000 compliant by December 31, 1998, which should allow for ample time and manpower to identify, and modify as needed, non-core systems so that the Company will be compliant prior to January 1, 2000.

The Company continues to contact its vendors for confirmation of compliance efforts. Key system vendors have responded either that their systems are compliant, or that activities are in place so that systems will be compliant prior to January 1, 2000. Progress is monitored so that the Company may review alternatives in the event there is an indication that certain vendors may not meet their goal of compliance.

The Company continues to monitor the insurance industry with respect to Year 2000 coverage issues. The Insurance Services Office (ISO) has created such endorsements for its members' use. The Company will consider the feasibility of insuring or excluding coverage on an individual basis, utilizing the underwriting discipline to which we adhere for all aspects of coverage for our insureds.

The Company has formed a Year 2000 task force team which meets on a regular basis to review the Company's progress in resolving these issues. Year 2000 compliance is an on-going situation that the Company will continue to monitor and re-evaluate.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO
THREE MONTHS ENDED JUNE 30, 1997

Consolidated gross sales totaled $84.0 million for the second quarter of 1998, equal to that reported for the same period in 1997. As detailed in the discussion of RLI Insurance Group that follows, second quarter 1998 gross premiums improved $1.8 million, or 2.4%, over second quarter 1997 levels.
This improvement, however, was offset by a $1.7 million decline in realized investment gains. Consolidated revenue for the second quarter of 1998 decreased $2.8 million, or 6.4%, from the same period in 1997. Net premiums earned in the second quarter of 1998 declined $900,000 compared to 1997, and investment income and investment gains declined $1.9 million over second quarter 1997 levels.

The net after-tax earnings for the second quarter of 1998 totaled $7.6 million, $0.71 per diluted share, compared to $8.0 million, $0.72 per share, for the same period in 1997. Net earnings for the second quarter of 1997 include $1.1 million, $0.10 per share, in after-tax realized investment gains. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, improved to $7.6 million, $0.71 per share, compared to $6.9 million, $0.62 per share, for the same period in 1997. The increase in net earnings is attributable to continued strong property and surety underwriting results.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, was $7.8 million, $0.73 per share, compared to $25.0 million, $2.15 per share for the same period in 1997. Unrealized gains, net of tax, for the second quarter of 1998 were $172,000, $0.02 per share, compared to $17.0 million, $1.43 per share, for the same period in 1997. The tremendous rise in the stock market during the second quarter of 1997 accounted for this difference.

RLI INSURANCE GROUP

Gross premiums written for the second quarter of 1998 totaled $78.1 million, compared to $76.3 million reported for the same period in 1997. Property premiums decreased $8.2 million to $31.5 million for the second quarter of 1998, primarily due to a decline in Difference-In-Conditions writings as mentioned previously. The Company's surety book, on the other hand, grew its top line by 29.3% during the second quarter of 1998. Direct writings for surety improved $2.2 million to $9.7 million versus $7.5 million for the same period in 1997. This increase is primarily the result of the continued growth of the Universal Bonding and Surety America programs. Gross writings on the casualty book improved, as well, up $7.9 million over second quarter 1997 to $37.0 million. Commercial Umbrella improved $5.0 million to $12.1 million for the second quarter of 1998. As mentioned previously, the Company's expansion into the West Coast market, coupled with the newly opened office in Dallas, Texas accounted for this improvement. Additionally, the Transportation program launched in November of 1997 added $5.3 million in writings during its second quarter of production. Partially offsetting the growth in the Commercial Umbrella and Transportation programs, Employer's Excess Indemnity experienced a decline of $1.9 million, as the Company discontinued its relationship with its primary brokerage firm for this program.

Net premiums written for the second quarter of 1998 decreased $2.4 million or 6.0% from the same period in 1997. Net property writings decreased $6.9 million over second quarter 1997, primarily due to the decline in Difference-In-Condition writings, as mentioned previously. The surety book posted net premium written of $5.7 million, a $1.6 million improvement over the same period in 1997. On the strength of Commercial Umbrella and Transportation production, net casualty writings improved $2.8 million to $19.5 million.

Net premiums earned of $35.1 million in the second quarter of 1998 represents a $900,000, or 2.5%, decline over the same period in 1997. Earned premiums on the property book declined $2.7 million, due to the reduction in writings as previously detailed. Surety, however, posted growth, improving $1.7 million, or 64.8%, over the same period in 1997. Continued growth in the Universal Bonding and Surety America programs fueled this improvement. Additionally, top-line growth initiatives on the casualty book have begun to translate into earned premium. Commercial Umbrella and Transportation improved $1.3 and $1.0 million, respectively, and served to offset declines experienced on the General Liability and Employer's Excess Indemnity.

The Group's pretax earnings totaled $5.6 million for the second quarter of 1998 compared to $4.6 million for the same period in 1997, as property, surety, and casualty have shown improvement. The GAAP combined ratio for the second quarter of 1998 was 84.1 compared to 87.1 for the same period in 1997. The loss ratio declined from 43.5 for the second quarter of 1997 to 43.2 in the second quarter of 1998, as both property and casualty showed slight improvements. The Company's expense ratio decreased from 43.6 for the second quarter of 1997 to 40.9 for the second quarter of 1998, as property, surety and casualty have shown improvement. Property's expense ratio declined from
47.7 in 1997 to 40.8 in 1998. Commissions associated with the acquisition and assumption of the Hawaiian Homeowners business accounted for the higher expense ratio in 1997. The surety book posted a 64.2 expense ratio in 1998 compared to 70.9 in 1997. The tremendous growth in surety earned premiums, coupled with expense control measures, contributed to this improvement. The casualty book has shown a slight improvement, as well, declining from 35.7 in 1997 to 35.0 in 1998.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $5.7 million during the second quarter of 1998, a decrease of 4.3% over that reported for the same period in 1997. This decrease is the result of a drop in fixed income yields, an increase in tax exempt securities, and increasing asset management fees on the appreciated common stock portfolio.

In addition, the Company recognized realized investment gains of $66,000 in the second quarter of 1998 compared to $1.7 million in the second quarter of 1997. Second quarter of 1997 includes the sale of real estate and certain equity securities, as discussed previously.

INCOME TAXES

The Company's effective tax rate for the second quarter of 1998 and 1997 was 27%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 1998 and 1997 as a result of the following:

                                            1998                  1997
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,637,625    35%     $ 3,852,226    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  553,818)  ( 5%)     (  447,978)  ( 4%)
  Dividends received deduction      (  345,745)  ( 3%)     (  329,798)  ( 3%)
  Dividends paid deduction          (   56,477)  ( 1%)     (   56,819)  ( 1%)
  Other items, net                      86,640     1%           5,061     --
                                     ----------  ----      ----------   ----
Total tax expense                  $ 2,768,225    27%     $ 3,022,692    27%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 7, 1998, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

Richard J. Haayen       Robert O. Viets       Gerald D. Stephens

The following proposal was approved at the Company's Annual Meeting:

                                    Affirmative        Negative       Votes
                                      Votes              Votes      Withheld
                                    -----------        --------     --------

Approve an arrangement with         5,639,549           332,475       90,266
Centre Reinsurance (U.S.) Limited
under which the Company would
issue convertible preferred stock
in the event of a qualifying
catastrophic event.

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Not Applicable

    (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

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

Date: August 11, 1998