Form 10-Q
period 1998-09-30
RLI CORP
filed 1998-11-12
CIK 84246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              September 30, 1998

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

  As of November 4, 1998 the number of shares outstanding of the registrant's Common Stock was 10,389,034.

                                     PART I
Item 1. Financial Statements
                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                   For the Three-Month Period Ended September 30,
(Unaudited)                                     1998           1997
                                          -------------    -----------
Net premiums earned                         $35,950,695    $35,895,116
Net investment income                         6,179,146      6,246,661
Net realized investment gains                    32,773        544,529
                                          -------------    -----------
                                             42,162,614     42,686,306
                                          -------------    -----------
Losses and settlement expenses               20,242,656     15,224,756
Policy acquisition costs                     10,513,079     11,318,719
Insurance operating expenses                  3,501,110      4,522,323
Interest expense on debt                        615,440        115,489
General corporate expenses                      644,079        975,447
                                          -------------    -----------
                                             35,516,364     32,156,734
                                          -------------    -----------
Equity in earnings of uncons. investee          490,968        319,148
                                          -------------    -----------
Earnings before income taxes                  7,137,218     10,848,720
Income tax expense                            1,558,720      2,952,000
                                          -------------    -----------
Net earnings                                $ 5,578,498    $ 7,896,720
                                          =============    ===========
Other compre. earnings (loss), net of tax ( 16,348,118)      8,738,640
                                          -------------    -----------
Comprehensive earnings (loss)             ( $10,769,620)   $16,635,360
                                          =============    ===========
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.53          $0.67
  Realized gains, net of tax                      $0.00          $0.04
                                          -------------    -----------
  Basic net earnings per share                    $0.53          $0.71
                                          =============    ===========
  Basic compre. earnings (loss) per share        ($1.03)         $1.49
                                          =============    ===========
  Diluted:
  Net earnings per share from operations          $0.53          $0.65
  Realized gains, net of tax                      $0.00          $0.03
                                           ------------    -----------
  Diluted net earnings per share                  $0.53          $0.68
                                           ============    ===========
  Diluted compre. earnings (loss) per share      ($1.02)         $1.42
                                           ============    ===========
Weighted average number of common shares outstanding
  Basic                                      10,477,837     11,179,783
  Diluted                                    10,602,524     11,797,629
Cash dividends declared per common share          $0.13          $0.12

The accompanying notes are an integral part of the financial statements.

                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                               (Continued)
                   For the Nine-Month Period Ended September 30,
(Unaudited)                                     1998           1997
                                           ------------    ------------
Net premiums earned                        $105,951,174    $104,935,103
Net investment income                        17,865,524      18,267,558
Net realized investment gains                   671,319       2,839,013
                                           ------------    ------------
                                            124,488,017     126,041,674
                                           ------------    ------------
Losses and settlement expenses               47,805,352      46,578,496
Policy acquisition costs                     34,410,820      32,212,878
Insurance operating expenses                 12,323,890      13,068,816
Interest expense on debt                      1,659,625       1,496,573
General corporate expenses                    2,764,314       2,820,156
                                           ------------    ------------
                                             98,964,001      96,176,919
                                           ------------    ------------
Equity in earnings of uncons. investee        1,428,243         859,604
                                           ------------    ------------
Earnings before income taxes                 26,952,259      30,724,359
Income tax expense                            6,772,745       8,288,185
                                           ------------    ------------
Net earnings                               $ 20,179,514    $ 22,436,174
                                           ============    ============
Other comprehensive earnings, net of tax      1,240,108      27,149,676
                                           ------------    ------------
Comprehensive Earnings                     $ 21,419,622    $ 49,585,850
                                           ============    ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $1.87           $2.04
  Realized gains, net of tax                      $0.04           $0.18
                                           ------------    ------------
  Basic net earnings per share                    $1.91           $2.22
                                           ============    ============
  Basic comprehensive earnings per share          $2.03           $4.90
                                           ============    ============
  Diluted:
  Net earnings per share from operations          $1.85           $1.83
  Realized gains, net of tax                      $0.04           $0.15
                                           ------------    ------------
  Diluted net earnings per share                  $1.89           $1.98
                                           ============    ============
  Diluted comprehensive earnings per share        $2.00           $4.28
                                           ============    ============
Weighted average number of common shares outstanding
  Basic                                      10,562,051     10,117,366
  Diluted                                    10,693,122     11,833,121
Cash dividends declared per common share          $0.38          $0.35
The accompanying notes are an integral part of the financial statements.
           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet
                                                 September 30,   December 31,
ASSETS                                                1998           1997
                                                  (Unaudited)
Investments                                       ------------   ------------
  Fixed maturities
     Held-to-maturity, at amortized cost          $293,668,806   $290,034,309
     Trading, at fair value                          8,406,890      9,545,572
     Available-for-sale, at fair value              34,197,609     34,120,202
  Equity securities, at fair value                 257,989,269    251,459,843
  Short-term investments, at cost which
     approximates fair value                        28,940,760     18,696,896
                                                  ------------   -------------
  Total investments                                623,203,334    603,856,822
Cash                                                         0              0
Accrued investment income                            6,079,034      6,348,257
Premiums and reinsurance balances receivable        42,643,346     30,719,768
Ceded unearned premiums                             56,531,980     49,677,041
Reinsurance balances recoverable on unpaid losses  169,481,543    161,709,389
Deferred policy acquisition costs                   22,473,137     21,984,585
Property and equipment                              11,940,573     12,387,500
Investment in unconsolidated investee               13,548,570     13,615,577
Other assets                                        12,100,265     11,441,666
                                                  ------------   ------------
             TOTAL ASSETS                         $958,001,782   $911,740,605
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses          $418,367,663   $404,263,638
   Unearned premiums                               136,298,329    128,542,853
   Reinsurance balances payable                     35,891,338     24,390,338
   Short-term debt:
     LOC and notes payable                          38,791,250     24,900,000
   Income taxes-current                              1,612,908      2,701,964
   Income taxes-deferred                            36,542,767     36,339,801
   Other liabilities                                22,827,675     24,049,571
                                                  ------------   ------------
             TOTAL LIABILITIES                     690,331,930    645,188,165
                                                  ------------   ------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized
  50,000,000 shares, issued 12,789,935 shares
  at 9/30/98 and 10,229,673 at 12/31/97)            12,789,935     10,229,673
  Accumulated other comprehensive earnings          88,092,771     86,852,663
  Other shareholders' equity                       228,083,382    215,019,386
  Less: Unearned ESOP shares at cost
        (70,400 shares at 9/30/98)                 ( 2,458,411)             0
  Less: Treasury shares at cost
        (2,318,916 shares at 9/30/98)
        (1,994,272 shares at 12/31/97)             (58,837,825)   (45,549,282)
                                                  ------------   ------------
             TOTAL SHAREHOLDERS' EQUITY            267,669,852    266,552,440
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $958,001,782   $911,740,605
                                                  ============   ============
The accompanying notes are an integral part of the financial statements.

                      RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Nine-Month Period
                                                     Ended September 30,
                                                 --------------------------
                                                      1998           1997
                                                 ------------  -------------
Net cash from operating activities               $ 26,454,635  $   7,704,628
                                                 ------------  -------------
Cash Flows from Investing Activities
  Investments purchased                          (37,826,525)   (67,935,913)
  Investments sold                                 3,885,579     12,572,571
  Investments called or matured                   24,616,600     28,066,592
  Net (increase) decrease in
  short-term investments                         (10,243,864)    36,239,946
  Net property and equipment purchased           ( 1,081,714)   ( 1,736,419)
                                                 ------------- --------------
Net cash from (used in) investing activities     (20,649,924)     7,206,777
                                                 ------------- --------------


Cash Flows from Financing Activities
  Cash dividends paid                            ( 3,993,547)   ( 3,604,004)
  Proceeds from issuance of short-term debt       13,891,250              0
  Fractional shares paid                         (    16,099)   (     1,211)
  Change in contributed capital                       60,639         32,445
  Treasury shares purchased                      (13,288,543)   (11,338,635)
  Unearned ESOP shares purchased                 ( 2,458,411)             0
                                                 ------------- -------------
Net cash (used in) financing activities          ( 5,804,711)   (14,911,405)
                                                 ------------- -------------
Net increase (decrease) in cash                            0              0
                                                 ------------- -------------
Cash at the beginning of the year                          0              0
                                                 ------------- -------------
Cash at September 30                             $         0   $          0
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

    The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of a full year.

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

    Pursuant to disclosure requirements contained in Statement 128, the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.
                           For the Nine-Month Period Ended September 30, 1998
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to            20,179,514      10,562,051           1.91
  common stockholders

Effect of Dilutive Securities
Incentive Stock Options               --          131,071
------------------------------------------------------------------------------

Diluted EPS
Income available to common     20,179,514      10,693,122           1.89
------------------------------------------------------------------------------

                            For the Nine-Month Period Ended September 30, 1997
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
Basic EPS
Income available to           22,436,174       10,117,366           2.22
  common stockholders

Effect of Dilutive Securities
Convertible debentures         1,011,778        1,644,477
Incentive Stock Options               --           71,278
------------------------------------------------------------------------------

Diluted EPS
Income available to common    23,447,952       11,833,121           1.98
------------------------------------------------------------------------------

The comparison of Basic EPS between periods is impacted by the shares associated with the Convertible debentures. In June 1997, the Company called for redemption all of its outstanding convertible debentures. On July 24, 1997, the Company announced that all debentures had been converted. This conversion resulted in an additional issuance of 2,211,538 shares of common stock. Once converted, these shares became basic outstanding shares, impacting both basic and diluted EPS. Prior to conversion, these potentially dilutive shares were included in calculating dilutive EPS but were excluded when computing basic EPS. For both periods presented, dilutive EPS includes the impact of the shares associated with the convertible debentures and provides a more accurate comparison of per share earnings.

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

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 1998 and 1997 is presented below.
    SEGMENT DATA - (in thousands)                        EARNINGS
                                                          (LOSS)
                                                          BEFORE
                                                REV.       TAXES     ASSETS*
    1998                                     --------   ---------  --------
     RLI Insurance Group--Property           $ 40,196    $ 14,540  $923,174
     RLI Insurance Group--Casualty             52,629   (   2,068)
     RLI Insurance Group--Surety               13,126   (   1,061)
     Net investment income                     17,866      17,866
     Net realized investment gains                671         671
     General corporate & interest expense          --      (4,424)   21,279
     Equity in Earnings of unconsolidated
       investee                                    --       1,428    13,549
                                             ---------  ---------- ---------
     Consolidated                            $124,488    $ 26,952  $958,002
                                             =========  ========== =========
    1997
     RLI Insurance Group--Property           $ 44,994    $ 14,580  $857,497
     RLI Insurance Group--Casualty             51,927   (   1,936)
     RLI Insurance Group--Surety                8,014         431
     Net investment income                     18,268      18,268
     Net realized investment gains              2,839       2,839
     General corporate & interest expense          --    (  4,317)   27,475
     Equity in Earnings of unconsolidated
       investee                                    --         860    13,524
                                             ---------  ---------- ---------
     Consolidated                            $126,042    $ 30,725  $898,496
                                             =========  ========== =========
*The Company does not evaluate assets on the basis of individual Insurance Group segments. Insurance Group assets presented in the tables represent total assets of RLI Insurance Group and are inclusive of all segments
contained therein.                     8

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 85% of the Company's total revenue for the nine months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $233.1 million for the first nine months of 1998, equal to that reported for the same period in 1997. Gross writings of the Insurance Group improved 1.2% over 1997 levels, in spite of $10.7 million in non-recurring premiums booked during the first nine months of 1997. As detailed in the discussion of RLI Insurance Group that follows, 1997 results included $10.7 million of non-recurring premiums associated with the Company's purchase of the Hawaii Residential Insurance program. Consolidated revenue for the first nine months of 1998 decreased $1.5 million from the same period in 1997 to $124.5 million. Net premiums earned in the first nine months of 1998 were up $1.0 million, or 1.0%, compared to the same period in 1997, as casualty and surety revenue showed improvement. Net investment income declined $400,000 to $17.9 million for the first nine months of 1998. Additionally, realized investment gains are tracking $2.2 million below 1997 levels. The sale of certain equity securities and real estate during the first nine months of 1997 accounted for this decrease between periods.

The net after-tax earnings for the first nine months of 1998 totaled $20.2 million, $1.89 per diluted share, compared to $22.4 million, $1.98 per share, for the same period in 1997. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled to $19.7 million, $1.85 per share, compared to $20.6 million, $1.83 per share, for the same period in 1997. During September of 1998, two significant charges have impacted the Company's earnings. Damage estimates from Hurricane Georges, which occurred in late September, eroded the Company's earnings by $700,000 after tax, or $0.07 per share. Additionally, as detailed in the discussion of RLI Insurance Group that follows, reserve strengthening on the surety line reduced earnings by $1.7 million after tax, or $0.16 per share.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $21.4 million, $2.00 per share, compared to $49.6 million, $4.20 per share, for the same period in 1997. Unrealized gains, net of tax, for the first nine months of 1998 were $1.2 million, $0.11 per share compared to $27.2 million, $2.30 per share, for the same period in 1997. The tremendous rise in the stock market during 1997 accounted for this difference.


RLI INSURANCE GROUP

Gross premiums written for the first nine months of 1998 totaled $214.6 million, compared to $212.0 million reported for the same period in 1997. Property premiums decreased $26.6 million to $84.2 million for the first nine months of 1998. Non-recurring premiums associated with the acquisition of the Hawaiian Homeowners business in March of 1997 account for $10.7 million of this decline. As part of the purchase agreement with the Hawaii Property Insurance Association, RLI Insurance Group assumed, on a one-time basis, $10.7 million in unearned premium. Additionally, rate reductions experienced on property's Difference-In-Condition product have resulted in a decline of $14.2 million compared to 1997 levels. The Company's surety book, on the other hand, grew its top line by 22.1% during the first nine months of 1998. Direct writings for surety improved $4.2 million to $23.4 million versus $19.2 million for the same period in 1997. This increase is primarily the result of the continued growth of the Universal Bonding and Surety America programs. Gross writings on the casualty book improved, as well, up $24.9 million over the first nine months of 1997 to $107.0 million. Commercial Umbrella improved $15.9 million to $37.3 million for the first nine months of 1998. The Company's expansion into the West Coast market, through its relationship with the general agency ALCO, accounted for $9.8 million of this growth, while an additional $7.6 million in production came from the Company's newly opened office in Dallas, Texas. Additionally, the Transportation program launched in November of 1997 added $12.0 million in writings during its first nine months of production. It is anticipated that this program will add $17.0 million in annual written premiums during 1998. Partially offsetting the growth in the Commercial Umbrella and Transportation programs, Employer's Excess Indemnity experienced a decline of $6.0 million, as the Company discontinued its relationship with its primary brokerage firm for this program.

Net premiums written for the first nine months of 1998 decreased $4.0 million or 3.6% from the same period in 1997. Net property writings decreased $18.9 million from 1997 levels, due to the non-recurring premiums associated with the assumption of the Hawaiian Homeowners business and difference-in-condition pricing, as mentioned previously. The surety book posted net premium written of $14.9 million, a $4.2 million improvement over the same period in 1997, while net casualty writings improved $10.7 million to $58.3 million.

Net premiums earned of $106.0 million in the first nine months of 1998 represents a $1.0 million improvement from the same period in 1997. Earned premiums on the property book declined $4.8 million to $40.2 million. Offsetting this decline, both the surety and casualty books have posted improvements. With the continued growth of Universal Bonding and Surety America, as mentioned previously, the surety book improved to $13.1 million, a $5.1 million increase over 1997 levels. Additionally, earned premiums on the casualty book improved by $700,000 to $52.6 million. Growth initiatives in the Commercial Umbrella and Transportation lines, which have served to improve casualty's gross and net writings, have begun to translate into improvements in premium earned. Earned premium on Commercial Umbrella improved $3.9 million to $9.9 million compared to last year, while Transportation posted $2.6 million in earned premium during its first nine months of operation. Partially offsetting these improvements were declines of $2.9 and $2.6 million in General Liability and Employer's Excess Indemnity.

The Group's pretax earnings totaled $11.4 million for the first nine months of 1998 compared to $13.1 million for the same period in 1997. Despite $1.1 million in Hurricane Georges losses, the property book remained strong, posting $14.5 million in pretax earnings compared to $14.6 million for the same period in 1997. Surety declined to a loss of $1.1 million, down $1.5 million from the pretax profit of $430,000 reported for the same period in 1997. Reserve strengthening on the surety book reduced this segment's pre-tax earnings by $2.6 million. Loss development from one specific contract surety producer, whose production represents only 8% of the total surety book, brought the need for this action in late September. With this action, the Company believes it has sufficiently reserved for these particular losses and implemented changes to improve the program's results going forward. The casualty book remained flat, posting a pretax loss of $2.1 million for the first nine months of 1998 compared to a pretax loss of $1.9 million for the same period in 1997.

The GAAP combined ratio through the first nine months of 1998 was 89.2 compared to 87.6 for the same period in 1997. The loss ratio increased from
44.4 for the first nine months of 1997 to 45.1 for the same period in 1998. This increase was the result of an increase in property's loss ratio from 20.0 in 1997 to 22.8 in 1998, as a result of losses incurred from Hurricane Georges. Additionally, reserve strengthening on the surety book increased the surety book's loss ratio from 21.9 in 1997 to 40.8 thus far in 1998.
Partially offsetting these increases, the casualty book posted a decline in its loss ratio from 69.0 in 1997 to 63.3 in 1998. Based on loss experience-to-date, first quarter 1998 casualty results contained a $3.0 million reclass between losses incurred and operating expenses (decreasing losses incurred and increasing contingent commissions) on the Company's deductible buy-back program, an experience-based program. This reclass has no impact on bottom line net earnings, but does affect the comparison of loss and expense ratios between periods. Net of this reclass, casualty's loss ratio is 69.0, in line with 1997. The Company's expense ratio increased from 43.2 for the first nine months of 1997 to 44.1 for the same period in 1998. This increase was primarily related to increases experienced on the casualty book. The casualty book's expense ratio increased from 34.7 in 1997 to 40.7 in 1998. The aforementioned reclass on the Company's deductible buy-back program accounted for 5.7 of the 6.0 point increase. Net of this reclass, the casualty book's expense ratio was 35.0, up 0.3 points from 1997's 34.7. Start-up costs associated with the Company's Transportation program, as well as the expansion of casualty operations in Dallas, San Francisco, and Los Angeles, have caused expenses to trend upward. Partially offsetting this increase, the Company's property and surety books have shown declines in their expense ratios for the first nine months of 1998. Property's expense ratio decreased from 47.6 in 1997 to 41.0 in 1998. Commissions associated with the Hawaiian Homeowner's acquisition caused 1997's expense ratio to be higher. Additionally, the surety book posted an improvement in expense ratio, decreasing from 72.7 in 1997 to 67.3 in 1998.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $17.9 million during the first nine months of 1998, a decrease of 2.2% over that reported for the same period in 1997. This decrease is the result of a drop in fixed income yields, an increase in tax exempt securities, and increasing asset management fees on the appreciated common stock portfolio.

Invested assets at September 30, 1998 increased by $19.3 million, or 3.2%, from December 31, 1997. For the nine months ended September 30, 1998, the Company experienced $1.9 million in pre-tax unrealized gains on its investment portfolio. Additionally, short-term investments increased to $28.9 million, up $10.2 million from December 31, 1997.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine month periods ended September 30, 1998 and 1997 are as follows:

                                1998               1997
                                -----              -----
   Taxable                      6.54%              6.91%
   Non-taxable                  4.96%              4.99%

Yields on taxable and non-taxable securities declined through the first nine months of 1998 due to the maturity of higher yielding securities from the portfolio. In a period of declining interest rates, these securities were replaced with lower yielding securities. Additionally, during the second quarter of 1998, a one-time adjustment to the premium amortization on callable bonds has negatively impacted yields on the taxable bond portfolio.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $1.9 million for the first nine months of 1998 compared to net unrealized gains before tax of $41.8 million for the same period in 1997. The tremendous rise in the stock market during 1997 accounted for this difference. The Company's net unrealized gain before tax was $135.2 million and $133.3 million at September 30, 1998 and December 31, 1997, respectively. Unrealized appreciation on securities, net of tax is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $1.7 million for the first nine months of 1998, a $200,000 increase from the same period in 1997. This change is related to an increase in outstanding debt balances. Conversion of the $46.0 million convertible debt into common equity occurred in July 1997, resulting in no outstanding debt at September 30, 1997. In conjunction with the Company's stock repurchase program, the Company accumulated $24.9 million in short-term debt during the last three months of 1997. Through the first nine months of 1998, an additional $13.9 million in short-term debt has accumulated as this repurchase program has continued. At September 30, 1998, outstanding short-term debt totaled $38.8 million.

INCOME TAXES

The Company's effective tax rate for the first nine months of 1998 was 25% compared to 27% for the same period in 1997. This decrease is primarily attributable to reduced underwriting income, which is taxable at 35%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 1998 and 1997 as a result of the following:

                                            1998                  1997
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 9,433,291    35%     $10,753,526    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,661,771)  ( 6%)     (1,367,868)  ( 4%)
  Dividends received deduction      (1,048,852)  ( 4%)     (  990,358)  ( 3%)
  Dividends paid deduction          (  172,078)  ( 1%)     (  178,512)  ( 1%)
  Other items, net                     222,155     1%          71,397     --
                                   -----------   ----     -----------    ---
Total tax expense                  $ 6,772,745    25%     $ 8,288,185    27%

LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, sale of convertible debentures, and short-term borrowings.

During the first nine months of 1998, the Company repurchased 324,644 of its outstanding shares at a cost of $13.3 million. This repurchase program has been funded through the issuance of short-term debt. These treasury shares are reflected as a separate component of shareholders' equity. Additionally, in the third quarter of 1998, the Company established a leveraged ESOP.
During the quarter, the Company contributed $2.5 million, the expected 1998 plan year funding, to leverage the ESOP. Funds received were used by the ESOP to purchase 70,400 shares. These shares are reflected as unearned ESOP shares, a separate component of shareholder's equity.

At September 30, 1998 the Company had short-term investments, cash and other investments maturing within one year, of approximately $55.1 million and additional investments of $131.8 million maturing within five years. The Company maintains one source of credit, a $30.0 million unsecured line of credit that cannot be canceled during its annual term. As of September 30, 1998, the Company had $17.7 million in outstanding short-term borrowings. Additionally, the Company was party to three reverse repurchase transactions totaling $21.1 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

OTHER MATTERS

The Year 2000 ("Y2K") issue is a result of computerized systems, including both hardware and software systems, using a two-digit format, as opposed to four digits, to indicate the year in the date field. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

In 1997, the Company began work on a five phase program for Y2K compliance. Phase I was to identify those primary and mission critical business systems, those essential to continuing operations, which presented Y2K issues. This phase was a four month process beginning in August of 1997. Phase II was to form a committee by business unit to identify all secondary and general infrastructure issues which would need to be addressed for Y2K compliance. This phase began in December of 1997 and was completed in April of 1998 with the evaluation and initial identification of secondary Y2K exposures which needed attention. Phase III was the modification and testing of mission critical systems identified in Phase I. Phase III included changes to the Company's property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable, external business interfaces, digital image processing and accounting interface systems. The status of completion of Phase III are discussed below. Phase IV which began in May of 1998, included the development of plans to address secondary infrastructure issues, line of business of strategies to address exposures associated with the Company's insurance products and a process to survey key vendors and business partners. This phase is scheduled to be complete within the first quarter of 1999. Phase V is designed to refine operational and contingency plans for Y2K cut-over. This phase is scheduled to begin in the first quarter of 1999 and carry through the first quarter of the year 2000. Items carried through the first quarter of the year 2000 are considered non-critical and incidental to the Company's operations.

The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) accounting and premium processing systems, (2) terms and conditions of existing insurance contracts and (3) third-party relationships. Y2K compliance and progress is regularly reviewed by the Company's MIS Steering Committee, Audit Committee and the Board of Directors.

In accordance with Phase I of the program, the Company completed an internal review of all primary and mission critical systems and contacted related software suppliers to determine major areas of exposure by December of 1997. In November of 1998, the Company successfully completed the modification, testing and implementation of Y2K compliant core property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable and accounting interfaces. The Company's new reinsurance system implemented in early 1998 was already identified as Y2K complaint. Business transactions are presently being processed and premium earned on inforce policies with Y2K expiration dates. Testing of the digital image processing upgrades are in process with expected completion in the fourth quarter of 1998. External business interfaces have been addressed within core systems efforts, but may require additional modification for any subsequent changes implemented by external parties.

As a component of Phase IV, the Company completed the development of strategies by line of business which it feels will effectively manage Y2K related exposures and coverages. This exposure is divided into two distinct areas, business partners and insurance coverage issues for our policyholders/customers.

In August of 1998, all significant vendors and business partners were surveyed for compliance efforts and responses are being evaluated by the Company's internal audit and compliance unit for further steps and action, prior to the end of the first quarter of 1999. Of the responses received from vendors and business partners a significant number state that they are Y2K compliant or intend to be Y2K compliant by December 31, 1999. The Company will continue to make efforts to ensure its business partners and vendors are Y2K compliant, however, the ultimate state of compliance of these providers is beyond the Company's control and could impact the Company's operations and financial results in future periods.

The types of insurance which may be the subject of claims arising from Y2K losses include property, Directors & Officers liability, Miscellaneous Professional liability, and other casualty. Although uncertainty exists with respect to legal interpretations of Y2K liability, it is anticipated that if Y2K claims are received, the majority will stem from Director & Officers and Miscellaneous Professional liability policies, in terms of both frequency and severity. The Company has formulated a Y2K questionnaire to be completed at the time of initial policy application and renewal. Each application is individually underwritten, and responses on the Y2K questionnaire are a component of the underwriter's determination whether to offer coverage, and if so, to what extent. A Y2K exclusion has been drafted and is available for underwriters' use if needed. Additionally, a Y2K team of underwriters and claims personnel has been assembled to prepare for the proper handling of Y2K claims. All claims are handled on an individual basis in accordance with policy terms and conditions.

As an element of Phase V, the Company has system contingency services contracted through a major third party provider and is presently refining support related specifically to potential Y2K issues. In addition, the Company plans to develop a Y2K operational support plan for the millennium weekend, including on site staff and on call support by the third quarter of 1999. Exposure and risk management of new or developing Y2K exposures will continue through the first quarter of 2000.

The Company has incurred $1.2 million in expenses to complete the core system modifications for Y2K. It required over 26,000 hours of technical staff effort and changes to systems representing 12.5 million lines of program code. It is estimated that the Company will incur an additional $300,000 of expense in 1999 to upgrade telephone systems, corporate e-mail solutions and to assure the necessary services are in place for contingency efforts.

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated gross sales totaled $80.0 million for the third quarter of 1998, up $7.7 million, or 10.7%, from that reported for the same period in 1997. As detailed in the discussion of RLI Insurance Group that follows, third quarter 1998 gross premiums improved $8.3 million, or 12.7%, over third quarter 1997. Consolidated revenue for the third quarter of 1998 decreased $600,000, or 1.2%, from the same period in 1997. Net premiums earned in the third quarter of 1998 remained flat at $36.0 million, compared to $35.9 million, while investment income and investment gains declined $600,000 over third quarter
1997 levels.                          15

The net after-tax earnings for the third quarter of 1998 totaled $5.6 million, $0.53 per diluted share, compared to $7.9 million, $0.68 per share, for the same period in 1997. Net earnings for the third quarter of 1997 include $400,000, $0.03 per share, in after-tax realized investment gains. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, declined to $5.6 million, $0.53 per share, compared to $7.5 million, $0.65 per share, for the same period in 1997. This decrease is primarily attributable to two significant charges impacting third quarter 1998 earnings. First, damage estimates from Hurricane Georges impacted the quarter's earnings by $700,000 after tax, or $0.07 per share. Secondly, reserve strengthening on the surety line reduced third quarter earning's by $1.7 million after tax, or $0.16 per share.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled a loss of $10.8 million, $1.02 loss per share, compared to a profit of $16.6 million, $1.42 earnings per share for the same period in 1997. Unrealized losses, net of tax, for the third quarter of 1998 were $16.3 million, $1.55 loss per share, compared to unrealized gains of $8.7, $0.74 earnings per share, for the same period in 1997.

RLI INSURANCE GROUP

Gross premiums written for the third quarter of 1998 totaled $73.8 million, compared to $65.5 million reported for the same period in 1997. Property premiums decreased $4.4 million to $27.6 million for the third quarter of 1998, primarily due to a decline in Difference-In-Conditions writings as mentioned previously. The Company's surety book, on the other hand, grew its top line by 5.1% during the third quarter of 1998. Direct writings for surety improved $300,000 to $7.1 million versus $6.8 million for the same period in 1997. This increase is primarily the result of the continued growth of the Universal Bonding and Surety America programs. Gross writings on the casualty book improved, as well, up to $12.4 million over third quarter 1997 to $39.1 million. Commercial Umbrella improved $6.1 million to $14.7 million for the third quarter of 1998. General Liability grew its top-line, as well, totaling $8.4 million in gross writings, up $2.3 million from that reported for the third quarter of 1997. As mentioned previously, the Company's expansion into the West Coast market, coupled with the newly opened office in Dallas, Texas accounted for these improvements. Additionally, the Transportation program launched in November of 1997 added $4.2 million in writings during its third quarter of production. Partially offsetting the growth in the Commercial Umbrella and Transportation programs, Employer's Excess Indemnity experienced a decline of $1.1 million, as the Company discontinued its relationship with its primary brokerage firm for this program.

Net premiums written for the third quarter of 1998 increased $3.2 million, or 15.8%, from the same period in 1997. Net property writings decreased $3.0 million over third quarter 1997, primarily due to the decline in Difference-In-Condition writings mentioned previously. The surety book posted net premium written of $4.9 million, a $1.1 million improvement over the same period in 1997. On the strength of Commercial Umbrella, Transportation, and General Liability production, net casualty writings improved $7.2 million to $21.8 million.

Net premiums earned of $36.0 million in the third quarter of 1998 represents a $100,000 increase over the same period in 1997. Earned premiums on the property book declined $4.1 million, due to the reduction in writings as previously detailed. Surety, however, posted growth, improving $1.7 million, or 51.2%, over the same period in 1997. Continued growth in the Universal Bonding and Surety America programs fueled this improvement. Additionally, top-line growth initiatives on the casualty book have begun to translate into earned premium. Commercial Umbrella and Transportation improved $1.9 and $1.3 million, respectively, and served to offset declines experienced on Employer's Excess Indemnity.

The Group's pretax earnings totaled $1.7 million for the third quarter of 1998 compared to $4.8 million for the same period in 1997, as property and profits declined. As mentioned previously, during September of 1998, two one-time charges have impacted the Company's underwriting results. Property earnings were suppressed by $1.1 million in pre-tax losses associated with Hurricane Georges, which occurred during the third quarter of 1998. Additionally, surety's results were impacted by $2.6 million in one-time reserve strengthening on contract surety business. The GAAP combined ratio for the third quarter of 1998 was 95.3 compared to 86.5 for the same period in 1997. The third quarter loss ratio increased from 42.4 for the third quarter of 1997 to 56.3 in the third quarter of 1998, due to property and surety losses discussed previously. The Company's expense ratio decreased from 44.1 for the third quarter of 1997 to 39.0 for the third quarter of 1998, as property, surety and casualty have shown improvement.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.2 million during the third quarter of 1998, a decrease of 1.1% over that reported for the same period in 1997. This decrease is the result of a drop in fixed income yields and an increase in tax exempt securities. In addition, the Company recognized realized investment gains of $32,000 in the third quarter of 1998 compared to $500,000 in the third quarter of 1997.

INCOME TAXES

The Company's effective tax rate for the third quarter of 1998 was 22% compared to 27% reported for the same period in 1997. This decrease is primarily attributable to a decline in third quarter 1998 underwriting income which is taxable at 35%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 1998 and 1997 as a result of the following:
                                            1998                  1997
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 2,498,026    35%     $ 3,797,052    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  578,181)  ( 8%)     (  476,853)  ( 4%)
  Dividends received deduction      (  349,255)  ( 5%)     (  328,787)  ( 3%)
  Dividends paid deduction          (   59,927)  ( 1%)     (   59,015)  ( 1%)
  Other items, net                      48,057     1%          19,603     --
                                   ------------   ---     -----------    ---
Total tax expense                  $ 1,558,720    22%     $ 2,952,000    27%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Not Applicable

    (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.


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

Date: November 9, 1998