Form 10-K
period 1998-12-31
RLI CORP
filed 1999-03-26
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended______________DECEMBER 31, 1998_________

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________to____________

Commission File Number ____________0-6612______________

                                    RLI CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             ILLINOIS                                  37-0889946
  --------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employers Identification No.)
    incorporation or organization)

 9025 NORTH LINDBERGH DRIVE, PEORIA, ILLINOIS               61615
-------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (309) 692-1000
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------             -----------------------------------------
Common Stock $1.00 par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               _X_ Yes  No___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 26, 1999 as reported on the New York Stock Exchange, was $306,409,698. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the Registrant's Common Stock, $1 par value, on February 26, 1999 was $10,408,822.

                      DOCUMENTS INCORPORATED BY REFERENCES.

   Portions of the Annual Report to Shareholders for the past year ended December 31, 1998, are incorporated by reference into Parts I and II of this document.

   Portions of the Registrant's definitive Proxy Statement for the 1999 annual meeting of security holders to be held May 6, 1999, are incorporated herein by reference into Part III of this document.

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

SIGNIFICANT DEVELOPMENT

UNDERWRITERS INDEMNITY HOLDING COMPANY MERGER

     On January 29, 1999, the Company acquired Underwriters Indemnity Holdings, Inc., ("UIH") located in Houston, Texas. The Company paid $40.7 million in cash in exchange for all outstanding shares of UIH subject to post-closing contingencies. Included in the transaction were both of UIH's operating insurance subsidiaries, Underwriters Indemnity Company of Texas ("UIC") and Planet Indemnity Company of Colorado ("PIC"). UIC and PIC specialize in the marketing and underwriting of surety products for oil, gas, mining and other energy-related exposures. Both UIC and PIC are rated "A-" (Excellent) by A.M. Best.

(b)  Financial Information about Industry Segments

     Selected information about industry segments is included herein as Item
8.

(c)  Narrative Description of Business

                               RLI INSURANCE GROUP

     RLI Insurance Group is composed primarily of two main insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes multiple lines of insurance on an admitted basis in Kansas and surplus lines insurance in the remaining 49 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity Company and Planet Indemnity Company.

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

     Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. Since 1987, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition. As a result of catastrophic losses, such as Hurricane Andrew and the Northridge Earthquake, property rates hardened in California, Florida and the wind belt, but remained soft in other areas of the country. In 1994 and 1995, rates hardened and premium growth was achieved in the commercial property book of business. Otherwise, rates for property and casualty lines have declined over time. To maintain profitability, underwriters have tightened selection criteria, broadened their focus to other market segments and given up business where rates dropped too low.

     The Company initially wrote specialty property and casualty insurance through independent underwriting agents. The Company opened its first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Marketing Division located at the Home Office in Peoria, Illinois. The Company produces business under agreements with underwriting general agents. Additional underwriting agents are being accepted under the auspices of Company product vice presidents. The majority of the specialty property and casualty business is marketed through the Specialty Markets and Surety divisions and branch offices located in Los Angeles, California; San Diego, California; San Francisco, California; Glastonbury, Connecticut; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Overland Park, Kansas; Boston, Massachusetts; St. Paul, Minnesota; New York City, New York; Dallas, Texas; Houston, Texas and Seattle, Washington.

     The following table provides for the year ended December 31, 1998 the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 1998, no other state accounted for more than 2% of total direct premiums earned for all product lines.


                                  DIRECT PREMIUMS
                  STATE                EARNED             PERCENT OF TOTAL
                  -----           ----------------        ----------------
                  California        $100,662,702              36.60%
                  Florida             24,036,160               8.74
                  New York            21,698,605               7.89
                  Texas               20,740,580               7.54
                  Hawaii              10,513,187               3.82
                  Ohio                 8,867,799               3.23
                  New Jersey           8,090,247               2.94
                  Illinois             7,328,351               2.67
                  Michigan             5,644,425               2.05
                  Pennsylvania         5,627,816               2.05
                  All Other           61,785,825              22.47
                                      ----------              -----
                  Total direct      $274,995,697             100.00%
                    premiums        ------------             -------
                                    ------------             -------



     The Company presently underwrites selected property and casualty insurance primarily in the following lines:

A.   PROPERTY SEGMENT

     1. COMMERCIAL PROPERTY. The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, and buildings under construction. The Company also writes boiler and machinery and ocean marine insurance under the same management as commercial property. The Alpharetta, Boston, Chicago, Dallas, Houston, Los Angeles, and, San Francisco branch offices are responsible for underwriting this coverage. In 1998, 1997, and 1996, net earned premiums totaled $42,281,000, $48,799,000, and $47,822,000, or 25%, 29%, and 31% respectively, of the Company's consolidated revenues.

     2. HOMEOWNERS/RESIDENTIAL PROPERTY. In 1997, the Company assumed a highly profitable book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $9,689,000 and $13,229,000 or 6% and 8% of the Company's consolidated revenues for 1998 and 1997, respectively.

B.   SURETY SEGMENT

     3. SURETY. In 1993, the Company began writing surety business. This product line is underwritten from the Home Office in Peoria and through the Dallas, Houston and Seattle branch offices. The initial target market of the Surety Division was a wide range of commercial surety bonds written primarily through the independent agency system. In 1996, the Company expanded their product offering to include contract bonds for small size contractors. Net earned premiums totaled $18,307,000, $11,491,000, and $4,407,000, or 11%, 8%,
and 3% of the Company's consolidated revenues for 1998, 1997, and 1996, respectively.

     The acquisition of Underwriter's Indemnity Holdings, Inc., and its operating insurance subsidiaries provide an ideal situation for our surety line to grow in new directions. The facility is a leader in the oil and gas field and will begin generating premium income in 1999.

C.   CASUALTY SEGMENT

     4. GENERAL LIABILITY. The Company writes general liability coverages through its Los Angeles, Glastonbury, Chicago, Alpharetta, and Dallas branch offices. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks. Net earned premiums totaled $23,726,000, $26,332,000, and $34,834,000, or 14%, 16%, and
22% of the Company's consolidated revenues for the years 1998, 1997, and 1996, respectively.

     5. COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Overland Park, St. Paul, Alpharetta, Glastonbury, and Dallas branch offices, and through an underwriting general agency in San Francisco. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The expansion into California and the introduction of internet based production of smaller premium light hazard businesses contributed to significant premium growth in 1998. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $29,086,000, $22,566,000, and $21,282,000, or 17%,
12%, and 14% of the Company's consolidated revenues for the years 1998, 1997, and 1996, respectively.

     6. DIRECTORS' AND OFFICERS' LIABILITY/MISCELLANEOUS PROFESSIONAL LIABILITY. The Company produces Directors' and Officers' Liability through underwriting facilities in San Diego, Los Angeles, and New York City. The Company also offers Miscellaneous Professional Liability for a variety of low to moderate classes of risks. D&O is a relatively small component of the overall P&C market, which has been subject to severe competition. Underwriters have relinquished market share rather than accept inadequate pricing. Net earned premiums totaled $3,054,000, $4,430,000, and $5,000,000, or 2%, 3%, and 3%, of the Company's consolidated revenues for the years 1998, 1997, and 1996, respectively.

     7. EMPLOYER'S EXCESS INDEMNITY. Since 1993, the Company has written Employer's Excess Indemnity coverage for businesses which have opted out of the Workers' Compensation plan in the state of Texas. The coverage is similar to accident and health, in that it indemnifies the employer for expenses resulting from a work related injury or disease, excess of a self-insured retention (SIR). The SIR can range from $50,000 to $500,000. The product is underwritten out of the Overland Park branch office. A return to excessive competition for Texas workers' compensation business has reduced the market for this product since 1996. Net earned premiums totaled $1,722,000, $5,130,000, and $6,566,000, or 1%, 3%, and 4%, of the Company's consolidated revenues for 1998, 1997, and 1996, respectively.

     8. TRANSPORTATION. In 1997, the Company opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. Incidental, related insurance coverages are also offered, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $3,806,000 or 2% of the Company's consolidated revenues for 1998.

     9. OTHER. Smaller programs offered by the Company include: excess medical, in-home business, personal automobile (Hawaii only), ocean marine and occupational accident. Net earned premiums from these lines totaled $10,653,000, $9,907,000, and $10,744,000, or 6%, 5%, and 7% of the Company's
consolidated revenues for the years, 1998, 1997, and 1996, respectively.

COMPETITION

     The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 3,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and Home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continues to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995. Since 1996, competition reasserted itself and the Company reduced rates somewhat. The Company has, however, continued to maintain its underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

RATINGS

     During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded to "A" (Excellent). During 1998, A.M. Best reaffirmed "A" ratings for both RLI Insurance Company and Mt. Hawley Insurance Company.

     During 1997, the Company for the first time applied for and received a claims-paying rating from Standard & Poor's. As a result, rating of "A"
(Good) was received for the combined insurance operation. In 1998, the "A" rating was reaffirmed, with the addition of a "Positive Future Outlook". The addition of the positive outlook to the rating indicates that Standard & Poor's anticipates that there is a good chance that RLI's rating could increase within the next year.

     A.M. Best ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) with some companies not being rated. Standard & Poor's ratings for the industry range from "AAA" (Superior) to "CC" (Default Expected). Publications of both A.M. Best and Standard & Poor's indicate that "A" ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, both firms reviews the company's profitability, leverage and liquidity as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

As of December 31, 1998, the Company had no public debt outstanding, therefore, no debt rating existed.

REINSURANCE

     The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $135,269,000, $138,198,000, and $140,928,000 in 1998, 1997, and 1996,
respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

     The Company attempts to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 1998, the Company had prepaid reinsurance premiums and reinsurance recoverables on paid and unpaid losses and settlement expenses with American Re-Insurance Company (rated A++ "superior" by A.M. Best Company) that amounted to 80,365,000. All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

     The following table sets forth the largest reinsurers in terms of amounts recoverable before reinsurance payables from such reinsurers as of December 31, 1998. Also shown are the amounts of written premium ceded by the Company to such reinsurers during 1998.


                                      GROSS REINSURER                               CEDED
                                       EXPOSURE AS OF        PERCENT              PREMIUMS        PERCENT
                                     DECEMBER 31, 1998       OF TOTAL              WRITTEN       OF TOTAL
                                    ------------------       --------              -------       --------
American Re-Insurance Co.                 $80,365,000          32.97%             $30,916,000       21.27%
General Reins Corp.                        23,469,000           9.63               12,631,000        8.69
Employer's Re                              12,505,000           5.13                8,700,000        5.98
Transatlantic Reinsurance                  11,439,000           4.69               10,047,000        6.91
NAC Reinsurance Corporation                 7,057,000           2.89                4,516,000        3.11
Everest Re                                  7,043,000           2.89                6,163,000        4.24
TIG Insurance Co.                           6,218,000           2.55                1,299,000         .89
St. Paul Fire & Marine                      5,915,000           2.43                4,166,000        2.86
Old Lyme Ins. Co. of RI                     5,543,000           2.27                6,394,000        4.40
Lloyd's of London                           4,580,000           1.88               11,017,000        7.58

All other reinsurers                       79,644,000          32.67               49,523,000       34.07
                                          ------------        ------             ------------      ------
Total ceded exposure                     $243,778,000         100.00%            $145,372,000      100.00%
                                         -------------        ------             ------------      ------
                                         -------------        ------             ------------      ------

     As of December 31, 1998, the Company held $9,448,000 in irrevocable letters of credit, $7,575,000 under trust agreements and $1,313,508 in cash to collateralize a portion of the total amount recoverable.

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

     In 1998, the Company's underwriting was supported by up to $220,000,000 in traditional reinsurance protection. In 1999, the Company has enhanced this protection by adding an additional $30,000,000 in catastrophe reinsurance protection at improved terms and conditions. Using computer-assisted techniques, the Company quantifies and monitors its exposure to earthquake risk, the most significant catastrophe exposure to the Company. Detail is captured for each location covered for earthquake risk and the Probable Maximum Loss (PML) for each risk is determined. The PML calculation for each risk includes all faults to which the risk is exposed. Richter scale magnitudes used in the PML calculations are determined and applied separately for each fault. The Company uses the greater of the magnitude of an earthquake which only occurs every 100 years or 6.5 on the Richter scale in its PML calculations. Several widely accepted methods are used to estimate the magnitude of the 100 year event for each fault. Underwriting decisions are based on the PML as determined by the system, which calculates PML's on over 200 faults. Portfolio runs are made regularly to determine the Company's overall exposure on each fault from all risks covered. Total exposure after facultative reinsurance is managed by the Company to fall within the limits covered by the Company's chosen net retention, working layer treaty reinsurance and catastrophe reinsurance.

     In 1998, the Company continued its innovative catastrophe reinsurance and loss financing program with Centre Reinsurance (Centre Re). The program, called Catastrophe Equity Puts (CatEPuts)-SM-, augments the Company's traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to Centre Re at a pre-negotiated rate in the event of a catastrophic loss provided the loss does not reduce GAAP equity to less than $55.0 million. CatEPuts is intended to be a three-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted. If the Company exercises its option to put preferred shares to Centre Re, then Centre Re, in turn, has the option to reinsure certain business written by the Company on a prospective basis.

FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

     The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970's, substantial underwriting losses in the early 1980's and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued, and companies continue to post underwriting losses but remain profitable through investment income gains. As well, ongoing rate cuts are of concern to financial analysts. For 1998, the industry's statutory combined ratio is estimated to be 104.5. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

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

     BROKER BUSINESS. The largest volume of broker generated premium is Commercial Property, General Liability, Commercial Umbrella and Commercial Automobile. This business is produced through wholesale brokers who are not affiliated with the Company. Only a Company underwriter has the authority to bind the Company on such risks.

     INDEPENDENT AGENT BUSINESS. The Surety Division offers its business through a variety of independent agents. Additionally, the Specialty Markets Division writes program business, such as Personal Umbrella and the In-Home Business Policy, through independent agents. Homeowners Dwelling Fire and Personal Auto are produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using the "smart" system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through the Company's "smart" system.

     UNDERWRITING AGENTS. The Surety Division has authorized two underwriting general agencies to underwrite contract surety business on behalf of RLI, primarily in the East and Southeast. An underwriting agency in San Francisco is authorized to underwrite commercial umbrella business in select Western states. An underwriting agency in New York is authorized to underwrite and handle claims for low limit deductible buy-backs on program business, primarily in the East. Other underwriting agencies have been designated to underwrite programs involving ocean marine insurance, property and liability insurance for apartment risks, farm insurance, miscellaneous professional insurance and commercial automobile.

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

     EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other insurance operating expenses as a percent of gross written premiums for the years 1998, 1997, and 1996, were 6%, 7%, and 6%, respectively.

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

     The following table represents inception-to-date paid and unpaid environmental exposure data (including incurred but not reported losses) for the periods ended 1998, 1997, and 1996:


-----------------------------------------------------------------------------------
Inception-to-date                                        December 31
(in thousands)                              1998             1997             1996
-----------------------------------------------------------------------------------
Loss and Loss Adjustment
Expense (LAE) payments
  Gross                                  $ 14,690          $11,570           $8,267
  Ceded                                    (9,140)          (7,646)          (5,761)
-----------------------------------------------------------------------------------
  Net                                    $  5,550          $ 3,924          $ 2,506
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

Unpaid losses and LAE at end of year
  Gross                                  $ 12,360          $14,880          $17,596
  Ceded                                   ( 5,875)         ( 8,842)         (11,150)
-----------------------------------------------------------------------------------
  Net                                    $  6,485          $ 6,038          $ 6,446
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

     Although the Company's environmental exposure is limited as a result of entering the liability lines after the industry had already recognized it as a problem, Management cannot determine the Company's precise ultimate liability with any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup. Additionally, the Company participates primarily in the excess layers, making it even more difficult to assess the ultimate impact.

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

     Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, Management believes the Company's overall reserve levels at December 31, 1998 are adequate to meet its future obligations.

     The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 1998, 1997, and 1996.

                                                                            YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
(Dollars in thousands)                                             1998             1997             1996
                                                                   ----             -----            -----
Unpaid losses and settlement
 expenses at beginning of year:
  Gross                                                          $404,263         $405,801         $418,986
  Ceded                                                          (155,711)        (157,995)        (186,678)
                                                                  -------          -------         --------
  Net                                                             248,552          247,806          232,308
                                                                  -------          -------         --------

Increase (decrease) in incurred losses and settlement expenses:
  Current accident year                                            68,131           61,771           69,724
  Prior accident years                                             (3,403)            (520)          (1,463)
                                                                  -------          -------         --------

      Total incurred                                               64,728           61,251           68,261
                                                                  -------          -------         --------

Loss and settlement expense payments for claims incurred:
  Current accident year                                           (14,762)         (11,284)         (11,026)
  Prior accident years                                            (54,927)         (49,023)         (41,143)
                                                                   -------          -------         -------

      Total paid                                                  (69,689)         (60,307)         (52,169)
                                                                  --------          ------          -------

Insolvent reinsurer charged off (recovered)                         7,911             (627)             607
Loss reserves commuted                                             (4,240)             429           (1,201)
                                                                  -------          -------         --------

Unpaid losses and settlement
  expenses at end of year                                        $247,262         $248,552         $247,806
                                                                  -------          -------          -------
                                                                  -------          -------          -------

Unpaid losses and settlement expenses at end of year:


  Gross                                                          $415,523         $404,263         $405,801
  Ceded                                                          (168,261)        (155,711)        (157,995)
                                                                ---------          -------         --------
  Net                                                            $247,262         $248,552         $247,806
                                                                  -------          -------          -------
                                                                  -------          -------          -------

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

1998 During 1998, the Company experienced $3,402,000 of favorable development on loss reserves. This development was the net result from several reserve adjustments amongst various programs. Reserve strengthening of $2,600,000 to the surety line of business in the third quarter was offset by favorable development in primarily the personal umbrella product. Favorable development of approximately $3,000,000 on a deductible buy-back program resulted in a reclass between loss reserves and contingent commissions. This reclass was warranted by favorable loss development and had no impact to earnings.

        The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves for 1989 through 1998. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

                                                               YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
(Dollars in thousands)                       1989       1990         1991         1992          1993
                                             ----       ----         ----         ----          ----
Net Liability for unpaid losses and
 settlement expenses at end of year       $105,025    $111,152     $119,411      $140,248      $175,491

Paid (cumulative) as of:
 One year later                             15,525      18,579       22,332        24,589        36,416
 Two years later                            26,685      35,963       37,763        46,342        63,675
 Three years later                          40,341      44,088       49,462        64,364        84,614
 Four years later                           44,714      52,322       57,085        78,994        96,741
 Five years later                           51,153      56,413       65,318        85,746       106,631
 Six years later                            54,546      62,989       70,270        92,689
 Seven years later                          59,444      66,254       75,668
 Eight years later                          62,266      71,373
 Nine years later                           67,235

Liability re-estimated as of:
 One year later                             91,646     101,251      108,249       128,600       166,666
 Two years later                            89,112      98,505      105,747       132,850       164,218
 Three years later                          87,981      95,690      107,777       132,376       157,286
 Four years later                           87,403      97,041      106,326       127,426       168,782
 Five years later                           90,030      96,490      100,968       140,536       163,127
 Six years later                            88,982      93,159      117,529       134,950
 Seven years later                          85,381      96,973      107,103
 Eight years later                          90,154      99,622
 Nine years later                           94,151
Net cumulative redundancy
 (deficiency)                              $10,874     $11,530      $12,308        $5,298      $12,364

Gross liability                                                                  $268,043     $310,767
Reinsurance recoverable                                                          (127,795)    (135,276)
                                                                                 --------     --------
Net liability                                                                    $140,248     $175,491

Gross re-estimated liability                                                                  $283,890
Re-estimated recoverable                                                                      (120,763)
                                                                                              --------
Net re-estimated liability                                                                    $163,127
Gross cumulative redundancy
 (deficiency)                                                                                 $ 26,877



                                                              Year Ended December 31,
                                           -------------------------------------------------------
(Dollars in thousands)                     1994        1995          1996        1997        1998
                                           ----        ----          ----        ----        ----
Net Liability for unpaid losses and
 settlement expenses at end of year      $204,771     $232,308     $247,806     $248,552    $247,262

Paid (cumulative) as of:
 One year later                            46,905       37,505       47,999       54,927
 Two years later                           73,972       75,485       85,342
 Three years later                        100,936      103,482
 Four years later                         121,834
 Five years later
 Six years later
 Seven year later
 Eight years later
 Nine years later

Liability re-estimated as of:
 One year later                            218,499     220,185       240,264      245,150
 Two years later                           214,352     228,636       242,865
 Three years later                         212,964     222,761
 Four years later                          217,790
 Five years later
 Six years later
 Seven years later
 Eight years later
 Nine years later
Net cumulative redundancy
 (deficiency)                             $(13,019)     $9,547        $4,941       $3,402

Gross liability                           $394,966    $418,986      $405,801     $404,263    $415,523
Reinsurance recoverable                   (190,195)   (186,678)     (157,995)    (155,711)   (168,261)
                                          --------    --------      --------     --------     --------
Net liability                             $204,771    $232,308      $247,806     $248,552    $247,262

Gross re-estimated liability              $408,715    $404,867      $407,051     $408,424
Re-estimated recoverable                  (190,925)   (182,106)     (164,186)    (163,274)
                                          --------    --------      --------     --------
Net re-estimated liability                $217,790    $222,761      $242,865     $245,150
Gross cumulative redundancy
 (deficiency)                             $(13,749)   $ 14,119      $( 1,250)    $ (4,161)


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


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------

(Dollars in thousands)                   1998          1997          1996             1995                1994
                                         ----          ----          ----             ----                ----

Statutory net premiums written         $145,701       $144,674      $130,908         $130,453          $131,164

Policyholders' surplus                 $314,484       $265,526      $207,787         $172,313          $136,125

Ratio                                   .5 to 1        .5 to 1       .6 to 1          .8 to 1          1.0 to 1


GAAP AND STATUTORY COMBINED RATIOS

The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned
(expense ratio).

                                                            YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
GAAP                                     1998          1997              1996               1995         1994
                                         ----          ----              ----               ----         ----
Loss ratio                              45.4            43.2             52.2               64.4         72.5
Expense ratio                           42.8            43.6             35.2               43.1         44.4
                                        ----            ----             ----               ----         ----
Combined ratio                          88.2            86.8             87.4              107.5(1)     116.9(1)
                                        ----            ----             ----               ----         ----
                                        ----            ----             ----               ----         ----

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

                                                                 YEAR ENDED DECEMBER  31,
                                       --------------------------------------------------------------------------
Statutory                               1998            1997             1996               1995         1994
                                       --------         ----             ----               ----         -----
Loss ratio                             48.0             43.0             52.3               63.6         73.4
Expense ratio                          40.4             47.4             36.8               42.9         43.5
                                       ----             ----             ----               ----         ----

Combined ratio                         88.4             90.4             89.1              106.5  (3)   116.9 (3)
                                       ----             ----             ----               ----         ----
                                       ----             ----             ----               ----         ----

Industry combined ratio               104.5 (1)        101.6  (2)       105.8  (2)         106.4  (2)   108.4  (2)
                                       ----            ----              ----               ----         ----
                                       ----            ----              ----               ----         ----

(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 1998.

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

     The investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. For these reasons, RLI's primary investment criteria are quality and liquidity, followed by yield and potential for appreciation. Investments of the highest quality and marketability are critical for preserving the Company's claims paying ability. Virtually all of RLI's fixed income investments are U.S. Government or AA-rated or better taxable and tax- exempt securities. Common stock investments are limited to securities listed on national exchanges and by the Securities Valuation Office of the National Association of Insurance Commissioners.

     During 1998, operating cash flows were used to acquire fixed income instruments composed primarily of intermediate-term municipal and U.S. Government and Agency securities. Additionally, a smaller portion of funds was allocated to the equity portfolio and an investment grade convertible debenture portfolio designed to provide diversification and yield enhancement to the portfolio.

     RLI's mix of fixed income securities continues to be biased toward U.S. Government and Agency securities due to their high liquidity and almost risk-free nature. The mix of tax-exempt and taxable instruments within the portfolios is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade municipal or U.S. Government or Agency, debt instruments. As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top two grades of investment security quality by Standard & Poor's and Moody's (i.e. AAA and AA). As of December 31, 1998, 96% of the fixed income portfolio was rated AA or better. Interest rate risk is limited by restricting and managing acceptable call provisions among new security purchases.

     The municipal bond component of the fixed maturity portfolio increased $28.2 million, to $172.1 million; and comprised 52.3% of the Company's total fixed maturity portfolio, up 9.2% from year- end 1997. The taxable U.S. Government and Agency portion of the fixed income portfolio declined by $34.3 million to $143.7 million, or 43.7% of the total versus 53.3% at year end 1997. Investment grade corporate securities totaled $4.2 million compared to $5.0 million at year- end 1997, while convertible debenture securities totaled $8.9 million, an increase over last year's $6.5 million.

     The Company follows a program of matching assets to anticipated liabilities to ensure its ability to hold securities until maturity. The Company's long-term accounts payable and other liabilities are added to the estimate of its unpaid losses and settlement expenses, broken out by line of business. These anticipated liabilities are then factored against ultimate payout patterns and the resulting payout streams are fully funded with the purchase of fixed-income securities of like maturity. Management believes that both liquidity and interest rate risk can best be minimized by such asset/liability matching.

     Aggregate maturities for the fixed maturity securities are as follows:


MATURITY                            PAR                AMORTIZED                      FAIR                 CARRYING
YEAR                              VALUE                    VALUE                     VALUE                    VALUE
-------                    -------------            -------------              -------------           --------------
1999                       $32,600,000               $32,684,341                $33,229,363              $32,786,941
2000                        32,685,000                33,064,261                 34,055,168               33,229,235
2001                        22,250,000                22,850,114                 23,547,318               22,930,970
2002                        28,930,000                29,964,671                 30,991,320               30,225,787
2003                        34,740,000                34,889,536                 35,911,948               34,904,449
2004                        20,345,000                20,429,631                 21,182,564               20,438,600
2005                        29,090,000                29,244,928                 30,640,999               29,362,843
2006                        21,540,000                21,606,893                 22,525,427               21,538,659
2007                        16,650,000                16,769,639                 17,309,025               16,640,301
2008                        20,355,000                20,235,585                 20,995,265               20,131,847
2009                        21,635,000                21,465,486                 22,652,738               21,465,486
2010                        23,280,000                23,582,486                 24,334,504               23,582,486
2011                         6,865,000                 6,846,070                  7,050,834                6,908,160
2012                         7,415,000                 7,401,994                  7,632,658                7,401,994
2013                         7,105,000                 6,882,043                  6,936,197                6,894,863
2014                                 0                         0                          0                        0
2015                                 0                         0                          0                        0
2016                                 0                         0                          0                        0
2017                           750,000                   416,574                    413,438                  413,438
2018                                 0                         0                          0                        0


TOTAL                     $326,235,000              $328,334,252               $339,408,766             $328,856,059
                          ------------              -------------              -------------          ---------------
                          ------------              -------------              -------------          ---------------


     At December 31, 1998, the Company's equity securities were valued at $296.5 million, an increase of $45.1 million from the $251.4 million held at the end of 1997. During 1998, net common equity investments totaling $8.6 million were purchased and pretax unrealized appreciation of common equity securities totaled $36.0 million. Equity securities represented 43.8% of cash and invested assets at the end of 1998, an increase from the 41.6% at year-end 1997. As of the year-end, total equity investments held at the operating companies represented 88.2% of the combined statutory surplus of the insurance subsidiaries.

     Combined cash and short-term investments totaling $51.9 million at year-end 1998 represented 7.7% of cash and invested assets versus 3.1% last year. The Company's short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

     Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value, except that a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. RLI Corp. has chosen to carry most of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until their originally scheduled maturity dates. Consequently, fluctuations in the market value of most bonds are not reflected in the financial statements and do not affect shareholders' equity.

    The Company's investment results are summarized in the following table:

                                                        YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------
(Dollars in thousands)          1998             1997              1996              1995             1994
                                ----             ----              ----              ----             ----
Average invested
 assets (1)                 $640,576         $570,901          $504,773          $442,717         $407,722
Investment
 income (2)(3)                23,937           24,558            23,681            22,029           20,133
Realized gains
 (losses) (3)                  1,853            2,982             1,017               457           (3,595)
Change in unreal-
 ized appreciation/
 depreciation  (3)(4)         36,183           55,760            25,033            36,037           (5,749)
Annualized return
 on average
 invested assets                 9.7%            14.6%              9.9%             13.2%             2.7%


(1)  Average of amounts at beginning and end of each year.
(2) Investment income, net of investment expenses, including non-debt interest expense.
(3)  Before income taxes.
(4) Relates to available-for-sale fixed income and equity securities.

                                   REGULATION

          STATE REGULATION

     As an insurance holding company, RLI Corp., as well as its insurance subsidiaries, are subject to regulation by the states in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer's state of domicile requires reporting to the state regulatory authority the financial, operations and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must be fair, and the insurer's policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

     Other regulations limit the amount of dividends and other distributions the subsidiaries can pay without prior approval of the insurance department in the states in which they are physically and/or commercially domiciled, and impose restrictions on the amount and type of investments they may have. Regulations designed to ensure financial solvency of insurers and to require fair and adequate treatment and service for policyholders are enforced by filing, reporting and examination requirements. Market oversight is conducted by monitoring trade practices, approving policy forms, licensing of agents and brokers, and requiring fair and equitable premiums and commission rates. Financial solvency is monitored by minimum reserve and capital requirements, periodic reporting procedures (annually, quarterly, or more frequently if necessary), and periodic examinations.

     The quarterly and annual financial reports to the states utilize accounting principles which are different than the generally accepted accounting principles that show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. The National Association of Insurance Commissioners (NAIC) has recently developed a codified version of these statutory accounting principles, and its deployment in the states in the near future will foster more consistency among the states for accounting guidelines and reporting.

     State regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may, among other things, require a firm to operate in the state through a corporation. In a few states, licenses are issued only to individual residents and locally-owned business entities. In such cases, the Company has arrangements with residents or business entities licensed to act in the state.

     COMMERCIAL LINES DEREGULATION -- The NAIC and several state legislatures have taken up the issue of commercial lines deregulation in an attempt to streamline specific areas of insurance regulation. A growing contingent in the regulatory community has acknowledged that some regulatory procedures and practices may be cumbersome and inappropriate for commercial buyers of insurance. Specifically, the large, sophisticated, multi-state or multi-national businesses that employ their own teams of risk managers to evaluate, reduce and finance their loss exposures are less likely to need the form and rate protections that regulators provide consumers and small to medium business endeavors. And, while these large businesses may receive some benefit from the state financial regulation of licensed insurers, it has long been acknowledged that they do not need the protections addressed by the barriers to the surplus lines market and other nontraditional markets. Indisputably, deregulation of the licensed market will have an impact on the surplus lines insurance carriers, which have been free from form and rate requirements.

     USE OF CREDIT REPORTS IN UNDERWRITING -- Gains in access to electronic commerce, and the means to gather information more rapidly, have spurred regulators to take a second look at the use of consumer credit reports in underwriting and rate making. In some states, regulators charged with protecting insurance consumers from unfair trade practices, are concerned that some consumers' risks may be underwritten based solely on their credit standing, and have sought to strengthen their laws and regulations to address this. This trend comes on the heels of Congress' re-tooling of the Fair Credit Reporting Act in 1997, which specifically addresses this issue, and permits the use of consumer credit reports in underwriting. The issue of federal preemption of state action in this arena has not been judicially addressed.

     LEGISLATION AT FEDERAL LEVEL

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal preemption of state auto liability laws, tax reform measures, and Year 2000 legislation. The Company is also monitoring the following federal proposals:

     NATURAL DISASTER ACT--Recent natural disasters including Hurricane Georges, continue to fuel concern regarding the best way to provide affordable insurance coverage for such events. Congress has yet to pass legislation, but proposals to set up a system for excess federal reinsurance to provide relief to the industry continue to be discussed. Two Initiatives, "The Natural Disaster Protection and Insurance Act of 1997" (H.R. 230), and "The Homeowners Insurance Availability Act of 1997" (H.R. 219), have been the primary tools for discussion and debate. The Company will continue to monitor the progress of this issue.

     FINANCIAL SERVICES MODERNIZATION -- Both judicial decisions and action by the Office of the Comptroller of the Currency (OCC) have combined to grant national banks more authority to enter non-banking business, including insurance. The Barnett Bank decision, which permits the Comptroller of the Currency to preempt any state law which "significantly interferes" with a bank's ability to sell insurance products, has spawned the "Financial Services Competition Act of 1997" (H.R. 10), (also known as "Financial Services Modernization Legislation"). This Act, designed to shrink the powers of the OCC, has been the subject of various revisions that would result in both positive and negative effects on the insurance industry. The bill also contains a provision that would create a National Association of Registered Agents and Brokers, which would permit insurance producers to obtain a national license, rather than a number of state licenses. Obviously, this legislation could have an important impact on many aspects of the insurance industry; the Company continues to monitor its progress.

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

     The NAIC has developed Property-Casualty Risk-Based Capital (RBC) standards that relate an insurer's reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written, and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company continues to monitor its subsidiaries' internal capital requirements and the NAIC's RBC developments. The Company has determined that its subsidiaries' capital levels are well in excess of the minimum capital requirements for all RBC action levels. Management believes that its capital levels are sufficient to support the level of risk inherent in its operations.

                              CORPORATE COMPLIANCE

     The Company has developed a Code of Conduct and Compliance Manual which provides employees with guidance on complying with a variety of federal and state laws.

                         AGENCY LICENSES AND TRADEMARKS

     Replacement Lens Inc. or its designated employees, must be licensed to act as resident or non-resident producers by regulatory authorities in the states in which it operates.

     RLI Insurance Company obtained service mark registration of the letters "RLI" in 1998 in the U.S. Patent and Trademark Office. Such registration protects the mark nationwide from deceptively similar use by the Company's competitors. The duration of this registration is ten years unless renewed.

                                    CLIENTELE

     No significant part of the Company's or its subsidiaries' business is dependent upon a single client or upon a very few clients, the loss of any one of which would have a material adverse effect on the Company.

                                    EMPLOYEES

     The Company employs a total of 405 associates. Of the 405 total associates, 47 are part-time and 358 are full-time.

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

     Located on the same 15.0 acre campus is a 12,800 square foot building. Nearly 9,800 square feet of this building are used as warehouse storage for records and equipment. The remaining 3,000 square feet are used as office space.

     Additionally, the Company owns two other buildings located near the headquarter building. One, a 19,000 square foot building, is leased to Maui Jim, Inc. and is used as their headquarters. The other, a 20,000 square foot building, was purchased in December of 1996. Currently used for warehousing and record storage, this building will provide space for future office expansion.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Refer to the Corporate Data on page 52 of the Annual Report to Shareholders for the year ended December 31, 1998 attached in Exhibit 13.

Item 6.  SELECTED FINANCIAL DATA

     Refer to the Selected Financial Data on pages 52 through 53 of the Annual Report to Shareholders for the year ended December 31, 1998 attached in Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 28 of the Annual Report to Shareholders for the year ended December 31, 1998 attached in Exhibit 13.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 28 of the Annual Report to Shareholders for the year ended December 31, 1998 attached in Exhibit 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the consolidated financial statements and supplementary data included on pages 29 through 48 of the Annual Report to Shareholders for the year ended December 31, 1998 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 24.)

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

(b)   No reports on Form 8-K were filed during the last quarter of 1998.

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

RLI Corp.
(Registrant)

By: /s/Joseph E. Dondanville
   -----------------------------------------------
        J. E. Dondanville
        Vice President, Chief Financial Officer
        (Principal Financial and Accounting Officer)

Date:    MARCH 3, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Gerald D. Stephens
   -----------------------------------------------
       G. D. Stephens, President
       (Principal Executive Officer)

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Joseph E. Dondanville
   -----------------------------------------------
       J. E. Dondanville, Vice President,
       Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Gerald D. Stephens
   -----------------------------------------------
       G. D. Stephens, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/ Bernard J. Daenzer
   -----------------------------------------------
        B. J. Daenzer, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Richard J. Haayen
   -----------------------------------------------
       R. J. Haayen, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/William R. Keane
   -----------------------------------------------
       W. R. Keane, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Gerald I. Lenrow
   -----------------------------------------------
       G. I. Lenrow, Director

Date:  MARCH 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Jonathan E. Michael
   -----------------------------------------------
       J.E. Michael, Director

Date:  MARCH 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Edwin S. Overman
   -----------------------------------------------
       E. S. Overman, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Edward F. Sutkowski
   -----------------------------------------------
       E. F. Sutkowski, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

By: /s/Robert O. Viets
   -----------------------------------------------
       R. O. Viets, Director

Date:  March 3, 1999
     ---------------------------------------------
       * * * * *

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                 Reference (Page)
DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                                                               25

Schedules:

I.    Summary of Investments - Other than Investments in Related Parties
      at December 31, 1998.                                                                                  26

II.   Condensed Financial Information of Registrant for the three years
      ended December 31, 1998.                                                                          27 - 29

III.  Supplementary Insurance Information for the three years ended
      December 31, 1998.                                                                                30 - 31

IV.   Reinsurance for the three years ended December 31, 1998.                                               32

V.    Valuation and Qualifying Accounts                                                                      33


Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 14, 1999, we reported on the consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                    KPMG LLP



Chicago, Illinois
January 14, 1999

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

                                DECEMBER 31, 1998


Column A                                                                       Column B          Column C         Column D

                                                                                                                   Amount
                                                                                                                  at Which
                                                                                                                  Shown in
                                                                                                   Fair          the Balance
Type of Investment                                                              Cost(1)            Value            Sheet
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  Held-to-maturity
   United States government and government agencies
    and authorities                                                        $124,418,833      $128,814,165     $124,418,833
   States, political subdivisions, and revenues                             159,572,691       165,730,065      159,572,691
------------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                                      283,991,524       294,544,230      283,991,524
------------------------------------------------------------------------------------------------------------------------------------
Trading
  U.S. governments                                                            3,652,869         3,726,006        3,726,006
  Foreign governments                                                                 0                 0                0
  Corporate                                                                   4,102,579         4,215,737        4,215,737
  States, political subdivisions & revenues                                     401,934           406,398          406,398
------------------------------------------------------------------------------------------------------------------------------------
Total trading                                                                 8,157,382         8,348,141        8,348,141
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. governments                                                          15,177,280        15,527,980       15,527,980
   Corporates                                                                 9,149,952         8,892,633        8,892,633
   States, political subdivisions, and revenues                              11,858,113        12,095,780       12,095,780
------------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                                     36,185,345        36,516,393       36,516,393
------------------------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                      328,334,251       339,408,764      328,856,058
------------------------------------------------------------------------------------------------------------------------------------
Equity securities, available-for-sale:
 Common stock:
  Public utilities                                                           41,687,469        80,064,940       80,064,940
  Banks, trusts and insurance companies                                      11,957,163        36,701,934       36,701,934
  Industrial, miscellaneous and all other                                    73,563,360       179,260,083      179,260,083
 Preferred stock                                                                159,495           493,412          493,412
------------------------------------------------------------------------------------------------------------------------------------
Total equity securities                                                     127,367,487       296,520,369      296,520,369
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments                                                       51,917,333        51,917,333       51,917,333
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                          $507,619,071      $687,846,466     $677,293,760
------------------------------------------------------------------------------------------------------------------------------------

Note: See notes 1D and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                               1998              1997
-----------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                     $      258,436    $      135,663
Investments in subsidiaries/investees, at equity                            304,713,805       264,146,254
Equity securities available-for-sale, at fair value
 (Cost--$6,528,441 in 1998 and $6,677,285 in 1997)                           13,823,699        12,288,528
Investment in Rabbi Trust                                                                       6,432,355
Property and equipment                                                          998,780         1,045,298
Other assets                                                                    736,815           418,040
-----------------------------------------------------------------------------------------------------------
  Total assets                                                             $320,531,535      $284,466,138
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                                                 $  4,249,318      $  1,996,859
 Notes payable, short-term                                                   19,575,000         7,500,000
 Deferred compensation--Rabbi Trust                                                             6,432,355
 Income taxes payable--current                                                  465,203           332,621
 Income taxes payable--deferred                                               2,229,622         1,523,663
 Other liabilities                                                               53,738           128,200
-----------------------------------------------------------------------------------------------------------
  Total liabilities                                                          26,572,881        17,913,698
-----------------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock ($1 par value, authorized 50,000,000 shares,
   issued 12,790,428 shares in 1998 and 10,229,673 shares in 1997)           12,790,428        10,229,673
 Paid in Capital                                                             71,092,631        74,587,595
 Accumulated other comprehensive earnings net of tax                        110,371,461        86,852,663
 Retained earnings                                                          163,324,161       140,431,791
 Deferred compensation                                                        3,460,606
 Unearned ESOP shares                                                        (2,500,999)
 Treasury shares at cost (2,384,736 shares in 1998
   and 1,994,272 shares in 1997)                                            (64,579,634)      (45,549,282)
-----------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                293,958,654       266,552,440
-----------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $320,531,535      $284,466,138
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (PARENT COMPANY)--(CONTINUED)
           CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                            YEARS ENDED DECEMBER 31,

                                                                        1998                  1997                   1996
-----------------------------------------------------------------------------------------------------------------------------
Net investment income                                           $     453,843         $    454,906            $   164,181
Selling, general, and administrative expenses                      (3,914,954)          (4,118,010)            (3,559,113)
Interest expense on debt                                           (1,122,358)          (1,547,542)            (2,808,470)
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (4,583,469)          (5,210,646)            (6,203,402)
Income tax benefit                                                 (1,383,099)          (1,675,135)            (2,186,013)
-----------------------------------------------------------------------------------------------------------------------------
Net loss before equity
  in net earnings of subsidiaries                                  (3,200,370)          (3,535,511)            (4,017,389)
Equity in net earnings of subsidiaries/investees                   31,438,961           33,706,994             29,713,110
-----------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                    $28,238,591          $30,171,483            $25,695,721
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings, net of tax
Unrealized gains on securities:
    Unrealized holding gains arising
     during the period                                            $ 1,217,174          $ 1,859,712               $901,569
    Less: Reclassification adjustment for
     (gains) losses included in
    Net Earnings                                                     (122,659)             (81,383)                10,846
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings--parent only                           1,094,515            1,778,329                912,415
Equity in Other Comprehensive
  Earnings of Subsidiaries/Investees                               22,424,283            4,465,638             15,361,757
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings                                       23,518,798           36,243,967             16,274,172
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Earnings                                           $ 51,797,389          $66,415,450            $41,969,893
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (PARENT COMPANY)--(CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                                            1998            1997
1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Losses before equity in net earnings of subsidiaries/investees                    $(3,200,370)    $(3,535,511)    $(4,017,389)

 Adjustments to reconcile net losses to net cash provided by operating activities:
  Other items, net                                                                    (576,103)     (1,792,215)        (55,262)
  Change in:
    Affiliate balances payable                                                       2,187,132         451,029        (207,668)
    Interest Payable                                                                                (1,265,000)
    Federal income taxes                                                                97,641         140,485         437,303
    Deferred debt costs                                                                                805,701         123,164
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                             (1,491,700)     (5,195,511)     (3,719,852)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale                                                (31,122)       (135,001)       (387,395)
  Property and equipment                                                                               (37,210)
  Unconsolidated investee ownership interest                                           (88,750)     (3,694,118)
 Sale of:
  Equity securities, available-for-sale                                                368,672         383,838         236,986
 Cash dividends received-subsidiaries/investees                                     13,384,443      16,998,248      21,125,783
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                         13,633,243      13,515,757      20,975,374
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from issuance of debt                                                     12,075,000       7,500,000
 Payments on debt                                                                                                   (2,800,000)
 Fractional share paid                                                                 (16,099)         (1,211)
 CatEPut Payment                                                                    (1,212,500)
 Shares issued under stock option plan                                                  60,638         161,356
 Unearned ESOP shares                                                               (2,500,999)
 Treasury shares purchased                                                         (14,858,394)    (20,738,547)     (3,040,671)
 Treasury shares reissued                                                                                            2,207,526
 Cash dividends paid                                                                (5,566,416)     (4,704,015)     (4,261,445)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                            (12,018,770)    (17,782,417)     (7,894,590)
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                                      122,773      (9,462,171)      9,360,932
Cash at beginning of year                                                              135,663       9,597,834         236,902
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                   $258,436        $135,663     $ 9,597,834
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Interest paid on outstanding debt for 1998, 1997, and 1996 amounted to $2,327,113, $2,809,903, and $2,834,192, respectively.
See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                           RLI CORP. AND SUBSIDIARIES

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


  Column A                              Column B            Column C (1)       Column E (1)           Column F           Column H
                                                                                                                         Incurred
                                        Deferred              Unpaid                                                   Losses and
                                         policy             losses and                                                settlement
                                       acquisition           settlement        Unearned              Premiums           expenses
   Segment                                costs             expenses, net      premiums, net           earned          Current year
-----------------------------------------------------------------------------------------------------------------------------------
Year ended
 December 31, 1998


Property segment                         $8,783,705            $29,634,175        $34,977,862         $52,281,163     $12,050,748
Surety segment                            5,263,476              5,397,144          8,944,616          18,307,259       4,198,692
Casualty segment                          8,462,960            212,230,257         38,320,680          71,735,513      51,882,019


RLI Insurance Group                    $ 22,510,141           $247,261,576       $ 82,243,158        $142,323,935    $ 68,131,459
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1997

Property segment                        $10,484,486             35,794,786         41,230,427          62,028,216     $11,998,750
Surety segment                            4,818,957              2,214,233          8,119,275          11,491,172       2,507,153
Casualty segment                          6,681,142            210,543,568         29,516,110          68,365,057      47,265,353


RLI Insurance Group                    $ 21,984,585           $248,552,587       $ 78,865,812        $141,884,445     $61,771,256
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1996

Property segment                      $   6,182,136             44,045,187         37,776,691          48,181,678     $11,030,823
Surety segment                            3,421,403              1,715,328          5,483,068           4,406,633       1,195,897
Casualty segment                          7,060,064            202,045,556         32,816,802          78,067,784      57,498,010


RLI Insurance Group                    $ 16,663,603           $247,806,071       $ 76,076,561        $130,656,095     $69,724,730
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


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

                                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Column A                              Column H                 Column I          Column J           Column K

                                        Incurred
                                       Losses and
                                       settlement                 Policy            Other               Net
                                        expenses                acquisition       operating           Premiums
   Segment                             Prior year                  costs          expenses             written
-----------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1998

Property segment                     $    (300,799)            $14,394,458         $6,335,787         $46,029,088
Surety segment                           2,430,308              10,990,793          1,406,353          19,133,037
Casualty segment                        (5,532,667)             18,895,582          8,783,745          80,539,155


RLI Insurance Group                   $ (3,403,158)            $44,280,833        $16,525,885        $145,701,280
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1997

Property segment                       $   (95,228)            $20,366,636         $8,347,252         $65,482,315
Surety segment                             (19,898)              7,304,618          1,173,349          14,127,068
Casualty segment                          (404,696)             15,469,127          9,220,776          65,064,313


RLI Insurance Group                     $ (519,822)            $43,140,381        $18,741,377        $144,673,696
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Year ended
 December 31, 1996

Property segment                       $  (226,883)            $11,442,412        $ 7,104,879        $ 48,809,514
Surety segment                             (24,597)              3,028,034            613,023           4,463,383
Casualty segment                        (1,211,943)             15,085,944          8,723,430          79,084,743


RLI Insurance Group                    $(1,463,423)            $29,556,390        $16,441,332        $132,357,640
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                       31

                                            RLI CORP. AND SUBSIDIARIES

                                             SCHEDULE IV--REINSURANCE

                                     FOR THE YEARS ENDED 1998, 1997, AND 1996

Column A                      Column B                Column C            Column D           Column E            Column F

                                                                                                                Percentage
                                                      Ceded to             Assumed                               of Amount
                               Direct                  Other             From Other             Net             Assumed to
                               Amount                 Companies           Companies            Amount               Net
-----------------------------------------------------------------------------------------------------------------------------
1998

Property                     $115,926,412           $ 65,712,932         $2,067,683        $ 52,281,163             3.95%
Surety                         29,149,915             11,157,925            315,269          18,307,259             1.72%
Casualty                      129,919,370             58,398,009            214,152          71,735,513              .30%

RLI Insurance Group
 premiums earned             $274,995,697           $135,268,866         $2,597,104        $142,323,935             1.82%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

1997

Property                     $132,599,094          $  81,810,126        $11,239,248        $ 62,028,216            18.12%
Surety                         20,311,217              9,079,051            259,006          11,491,172             2.25%
Casualty                      115,658,960             47,308,406             14,503          68,365,057              .02%

RLI Insurance Group
 premiums earned             $268,569,271           $138,197,583        $11,512,757        $141,884,445             8.11%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

1996

Property                     $135,260,684            $87,079,006                  0          48,181,678                0%
Surety                          6,222,892              1,857,187             40,928           4,406,633              .93%
Casualty                      130,068,132             51,992,133             (8,215)         78,067,784             (.01)%

RLI Insurance Group
 premiums earned             $271,551,708           $140,928,326           $ 32,713        $130,656,095              .02%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                                            RLI CORP. AND SUBSIDIARIES

                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Column A                                Column B                 Column C                 Column D                 Column E

                                       Balance at                 Amounts          Amounts                          Balance
                                      beginning of              charged to        recovered        Amounts           at end
                                         period                   expense       (written-off)     commuted          of period
-------------------------------------------------------------------------------------------------------------------------------
1998         Allowance for
    insolvent reinsurers               $17,057,194                    --           $(574,934)   $(6,839,313)        $9,642,947


1997         Allowance for
    insolvent reinsurers               $16,897,798                    --         $   159,396             --        $17,057,194


1996         Allowance for
    insolvent reinsurers               $16,336,146            $1,006,140        $   (444,488)            --        $16,897,798


                                                   EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF DOCUMENT                    REFERENCE (PAGE)
-----------           -----------------------                    ----------------
    2.1               Plan of Reorganization and Agreement       Incorporated by reference to the Company's
                      of Merger                                  Quarterly Form 10-Q for the First
                                                                 Quarter ended March 31, 1993.

    2.2               Articles of Merger                         Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1993.

    3.1               Articles of incorporation                  Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

    3.2               By-Laws                                    Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

    4.1               Indenture dated July 28, 1993 between      Incorporated by reference to the Company's
                      the Company and Norwest Bank               Registration Statement on Form S-3 filed on July
                      Minnesota, National Association as         21, 1993
                      Trustee

    10.1              Market Value Potential Plan                Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

    10.2              RLI Corp. Director Deferred                Incorporated by reference to the Company's
                      Compensation Plan                          Registration Statement on Form 10-Q for the
                                                                 Second Quarter ended June 30, 1993.

    10.3              The RLI Corp. Directors' Irrevocable       Incorporated by reference to the Company's
                      Trust Agreement                            Registation Statement on Form 10-Q for the
                                                                 Second Quarter ended June 30, 1993.

    10.4              Key Employee Excess Benefit Plan           Incorporated by reference to the Company's
                                                                 Annual Form 10-K/A for the year ended
                                                                 December 31, 1992.

    10.5              RLI Corp. Incentive Stock                  Incorporated by reference to Company's
                      Option Plan                                Registration Statement on Form S-8 filed on
                                                                 March 11, 1996, File No. 333-01637

    10.6              Directors' Stock Option Plan               Incorporated by reference to the Company's
                                                                 Registration Statement on Form S-8
                                                                 filed on June 6, 1997,
                                                                 File No. 333-28625.

    10.7              RLI Corp. Executive Deferred               Attached Exhibit 10.
                      Compensation Agreement

    10.9              Reinsurance Agreements between the         Incorporated by reference to the Company's
                      Company and American Re-Insurance          Annual Form 10-K/A for the year ended
                      Company                                    December 31, 1992.

                                                   EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF DOCUMENT                    REFERENCE (PAGE)
-----------           -----------------------                    ----------------
    10.10             Reinsurance Agreements between the         Incorporated by reference to the Company's
                      Company and Lloyd's of London              Annual Form 10-K/A
                                                                 for the year ended December 31, 1992.

    10.11             Reinsurance Agreements between the         Incorporated by reference to the Company's
                      Company and NAC Reinsurance Corp.          Annual Form 10-K/A
                                                                 for the year ended December 31, 1992.

    11.0              Statement re computation of per            Refer to the Notes to Consolidated Financial
                      share earnings                             Statements--Note 1K
                                                                 "Earnings per share", on page 35 of the
                                                                 Annual Report to Shareholders attached in Exhibit 13.

    13.1              Refer to the Annual Report to Share-       Attached Exhibit 13.
                      holders for the year ended
                      December 31, 1998, pages 20-49 and 53.

    21.1              Subsidiaries of the Registrant             Attached page 36.

    23.1              Consent of KPMG LLP                        Attached page 47.


    23.2              Consent of Kirkland & Ellis                Incorporated by reference to the Company's
                                                                 Registration Statement on Form S-3 filed
                                                                 July 21, 1993.

    24.1              Powers of Attorney                         Incorporated by reference to the Company's
                                                                 Registration Statement on Form S-3 filed
                                                                 on July 21, 1993.

    27                Financial Data Schedule                    Attached Exhibit 27.


    28.1              Information from reports furnished to      Attached page 48.
                      state insurance regulatory authorities
