Form 10-Q
period 1999-03-31
RLI CORP
filed 1999-05-14
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended              March 31, 1999
                         -------------------------------------------

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

  As of May 11, 1999 the number of shares outstanding of the registrant's Common Stock was 10,204,957.

                                     PART I

Item 1. Financial Statements
                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings


                             For the Three-Month Period Ended March 31,

(Unaudited)                                     1999           1998
                                            -----------    -----------
Net premiums earned                         $45,789,478    $34,915,110
Net investment income                         6,234,223      5,944,520
Net realized investment gains                    23,333        572,563
                                          -------------    -----------
                                             52,047,034     41,432,193
                                          -------------    -----------
Losses and settlement expenses               21,072,462     12,423,081
Policy acquisition costs                     17,322,607     14,017,205
Insurance operating expenses                  3,662,168      4,363,357
Interest expense on debt                        889,295        403,796
General corporate expenses                      895,374      1,166,880
                                          -------------    -----------
                                             43,841,906     32,374,319
                                          -------------    -----------
Equity in earnings of uncons. investee          454,053        363,954
                                          -------------    -----------
Earnings before income taxes                  8,659,181      9,421,828
Income tax expense                            2,081,400      2,445,800
                                          -------------    -----------
Net earnings                                $ 6,577,781    $ 6,976,028
                                          =============    ===========
Other compre. (loss) earnings, net of tax (   4,959,241)    17,416,125
                                          -------------    -----------
Comprehensive earnings                      $ 1,618,540    $24,392,153
                                          =============    ===========
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.63          $0.62
  Realized gains, net of tax                      $0.00          $0.04
                                          -------------    -----------
  Basic net earnings per share                    $0.63          $0.66
                                          =============    ===========
  Basic compre. earnings per share                $ .16          $2.28
                                          =============    ===========
  Diluted:
  Net earnings per share from operations          $0.63          $0.61
  Realized gains, net of tax                      $0.00          $0.03
                                           ------------    -----------
  Diluted net earnings per share                  $0.63          $0.64
                                           ============    ===========
  Diluted compre. earnings per share              $ .15          $2.26
                                           ============    ===========
Weighted average number of common shares outstanding
  Basic                                      10,394,709     10,683,853
  Diluted                                    10,480,013     10,816,039

Cash dividends declared per common share          $0.13          $0.12

The accompanying notes are an integral part of the financial statements.

           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

                                               March 31, 1999  December 31, 1998
ASSETS                                          (Unaudited)
Investments                                    --------------  -----------------
Fixed maturities
     Held-to-maturity, at amortized cost         $300,240,409   $ 283,991,524
     Trading, at market value                       8,263,512       8,348,141
     Available-for-sale, at market value           36,482,744      36,516,393
  Equity securities, at fair value                290,345,559     296,520,399
  Short-term investments, at cost                  36,208,266      51,917,333
                                                 ------------   -------------
  Total investments                               671,540,490     677,293,790
Accrued investment income                           5,919,537       6,457,473
Premiums and reinsurance balances receivable       78,825,712      46,666,743
Ceded unearned premium                             44,929,668      59,779,814
Reinsurance balances recoverable on unpaid losses 213,617,373     168,260,816
Deferred policy acquisition costs                  32,238,675      22,510,141
Property and equipment                             13,870,033      12,199,800
Investment in unconsolidated investee              13,911,420      13,457,367
Goodwill                                           30,188,000       4,127,586
Other assets                                        4,304,287       1,931,507
                                              ---------------  --------------
             TOTAL ASSETS                      $1,109,345,195  $1,012,685,037
                                              ===============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Unpaid losses and settlement expenses       $  472,162,460  $  415,523,392
   Unearned premiums                              149,263,642     142,022,972
   Reinsurance balances payable                    41,669,276      32,160,867
   Short-term debt, LOC and notes payable          74,897,005      39,643,965
   Income taxes-current                             2,381,231       2,124,460
   Income taxes-deferred                           46,020,867      48,420,667
   Other liabilities                               30,465,425      38,830,060
                                               --------------  --------------
             TOTAL LIABILITIES                    816,859,906     718,726,383
                                               --------------  --------------
Shareholders' Equity:

  Common stock  ($1 par value, authorized)
  (12,789,935 shares issued at 12/31/98)
  (12,795,765 shares issued at 3/31/99)            12,795,765      12,789,935
Paid-In Capital                                    70,985,530      71,093,124
Accumulated other comprehensive earnings          105,412,220     110,371,461
Retained Earnings                                 168,565,624     163,324,161
Deferred compensation                               4,440,358       3,460,606
Less: Unearned ESOP shares at cost
        (70,400 shares at 12/31/98)                         0    (  2,500,999)
Less: Treasury shares at cost
        (2,384,736 shares at 12/31/98)
        (2,522,713 shares at 3/31/99)            ( 69,714,208)   ( 64,579,634)
                                               --------------  --------------
             TOTAL SHAREHOLDERS' EQUITY           292,485,289     293,958,654
                                               --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,109,345,195  $1,012,685,037
                                               ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                 For the Three-Month Period
                                                      Ended March 31,
                                                ---------------------------
                                                      1999           1998
                                                ------------  -------------
Net cash provided by (used in)
  operating activities                          $ 10,053,670  $ (10,926,179)
                                                ------------  -------------
Cash Flows from Investing Activities
  Investments purchased                          (10,438,950)   (13,007,456)
  Investments sold                                 1,277,325      1,674,437
  Investments called or matured                    4,035,000     11,230,900
  Net increase in short-term investments           8,598,674     10,195,882
  Net property and equipment purchased           ( 1,544,489)       163,807
  Investment in Underwriters Indemnity Holdings  (40,700,000)             0
                                                ------------  -------------
Net cash (used in)
  provided by investing activities               (38,772,440)    10,257,570
                                                ------------  -------------

Cash Flows from Financing Activities
  Cash dividends paid                            ( 1,426,182)   ( 1,261,894)
  Proceeds from issuance of notes payable         31,688,040     12,887,000
  Change in contributed capital                      110,735              0
  Fractional shares paid                                  --              0
  Treasury shares purchased                      ( 4,154,822)   (10,956,497)
  Unearned ESOP shares purchased                   2,500,999              0
                                                ------------  -------------
Net cash provided by financing activities         28,718,770        668,609
                                                ------------  -------------
Net increase in cash                                       0              0
                                                ------------  -------------
Cash at the beginning of the year                          0              0
                                                ------------  -------------
Cash at December 31                              $         0   $          0
                                                 ===========   ============

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1998 annual report filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1998 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1998.

     The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of a full year.

     The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1998 10-K Annual Report.

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


                           For the Three-Month Period Ended March 31, 1999
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS

Income available to            $6,577,781      10,394,709            .63
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --          85,304
------------------------------------------------------------------------------

DILUTED EPS
Income available to common     $6,577,781      10,480,013            .63
------------------------------------------------------------------------------

Note that 1998 share and per share data has been restated to reflect the 5/4 stock split that occurred on June 19, 1998.

OTHER ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company does not currently invest in derivative instruments, this recently issued Statement is under evaluation.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 1999 and 1998 is presented below.


     SEGMENT DATA--(in thousands)        EARNINGS            REVENUES
                                      1999      1998      1999      1998
                                      ----      ----      ----      ----
     Property                         4,070     5,123    11,937    14,638
     Casualty                          (816)   (1,203)   27,832    16,486
     Surety                             478       191     6,021     3,791
     Net investment income            6,234     5,945     6,234     5,944
     Realized gains                      23       573        23       573
     General corporate expense
       and interest on debt          (1,784)   (1,571)
     Equity in earnings of
       unconsolidated investee          454       364
                                     ------    ------

     Total segment earnings before
       income taxes                   8,659     9,422
                                     ------    ------

     Income taxes                     2,081     2,446
                                     ------    ------

     Total                            6,578     6,976    52,047    41,432
                                     ------    ------    ------    ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the company's filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 1998.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 88% of the Company's total revenue for the three months ended March 31, 1999.

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $81.2 million for the first three months of 1999 compared to $69.2 million for the same period in 1998. Gross writings of the Insurance Group improved 19.7% over 1998 levels fueled by a $12 million increase in casualty premiums. Consolidated revenue for the first three months of 1999 increased $10.6 million or 25.6% from the same period in 1998. Net premiums earned alone increased 31.1% due to the Group's implementation of a combined casualty reinsurance contract, which resulted in increased retentions of business while eliminating ceding commissions. While net realized investment gains declined slightly, net investment income improved 4.9% to $6.2 million.

The net after-tax earnings for the first three months of 1999 totaled $6.6 million, $.63 per diluted share, compared to $7.0 million, $.62 per share, for the same period in 1998. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $6.6 million, $.63 per share, compared to $6.6 million, $.62 per share, for the same period in 1998.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $1.6 million, $.15 per share, compared to $24.4 million, $2.26 per share, for the same period in 1998. Unrealized losses, net of tax, for the first three months of 1999 were $5.0 million, $0.48 per share compared to gains of $17.4 million, $1.61 per share, for the same period in 1998.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $75.0 million for the first quarter of 1999 compared to $62.6 million for the same period in 1998. Much of this improvement came from the casualty segment where various growth initiatives are taking effect. Profitability remained relatively steady with $3.7 million in pretax underwriting profit compared to $4.1 million last year. This equates to GAAP combined ratios of 91.8 for the first quarter of 1999 compared to 88.2 for the first quarter of 1998. The slight decline is attributed to the change in the Group's mix of business. Casualty segment premiums accounted for 57% of the total premium in the first three months of 1999 compared to 49% for the same period in 1998.

The Group's property segment increased premium writings slightly by 3.5% in the first quarter of 1999. Difference in conditions premiums continue to decline as a result of rate reductions. This trend was offset by a 36% increase in fire premiums in the first quarter along with some production from new product lines. The property segment generated solid underwriting profits at $4.1 million for the first three months of the year compared to $5.1 million last year. Despite the lower volume of profit, the GAAP combined ratio remained steady at 66.0 compared to 65.0 a year ago.

Casualty segment gross written premiums were $43.0 million for the first quarter of 1999 compared to $30.9 for the prior year. The driving force behind this improvement were increases in the commercial umbrella product of $4.9 million and the transportation product of $3.9 million. During the first quarter of 1999, a combined casualty reinsurance contract was implemented to take advantage of the growth in premiums and improved economies of scale. This arrangement will result in assuming less exposure per risk while improving the overall combined ratio of this segment. Although there are no ceding commissions recognized with this agreement, the Group retains more premium. This was evidenced by the GAAP combined ratio falling to 103.0 for the first quarter compared to 107.3 last year. This new reinsurance contract will also improve cash flow and thereby generate additional investment income in the future. Even at a combined ratio of 103.0, the management of the Company believes reserves to be adequate and a significant source of future earnings potential from investment income.

Surety segment gross written premiums fell to $6.0 million for the first three months of 1999 compared to $6.6 million for the same period in 1998. This decline was the result of the Company's disassociation with a particular producer late in 1998. Partially offsetting this decrease was $1.3 million in premium for the quarter from the newly acquired surety operation in Houston -Underwriters' Indemnity. The GAAP combined ratio for the surety segment fell to 92.0 in the first quarter from 95.0 a year ago. This was mostly the result of improved efficiencies as reflected in the expense ratio.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.2 million during the first three months of 1999, an increase of 4.9% over that reported for the same period in 1998. This is the result of an increase in cash flow due to the Company's premium growth and the impact of the new global casualty reinsurance treaty.

Invested assets at March 31, 1999 decreased by $5.8 million, or 0.8%, from December 31, 1998. For the three months ended March 31, 1999, the Company experienced a $7.6 million pre-tax unrealized loss on its investment portfolio. Additionally, short-term investments decreased to $36.2 million, down $15.7 million from December 31, 1998.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 96% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 1999 and 1998 are as follows:


                                               1999                1998
                                               ----                ----
                  Taxable                      6.58%               6.81%
                  Non-taxable                  4.89%               5.02%


Yields on taxable and non-taxable securities declined through the first three months of 1999 due to maturities and calls of higher yielding securities from the portfolio. In a period of declining interest rates, these securities were replaced with lower yielding securities, including an increase in municipal investments.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $7.6 million for the first three months of 1999 compared to net unrealized gains before tax of $26.8 million for the same period in 1998. The difference can be attributed to the market expansion in the first quarter of 1999 which was driven primarily by growth and technology stocks, while RLI's investment philosophy remains focused on value issues. Also, the first quarter correction in the bond market adversely affected the company's holdings in the utility sector. Net unrealized gains before tax were $161.9 million and $169.5 million at March 31, 1999 and December 31, 1998, respectively. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $889,000 for the first three months of 1999, a $485,000 increase from the same period in 1998. This change is related to an increase in outstanding debt balances. The acquisition of Underwriters Indemnity Holdings, Inc. in January, 1999 was funded through $42.8 million in reverse repurchase agreements from RLI Insurance Company. This increase was partially offset by debt payments resulting in an outstanding short-term debt balance of $74.9 million at March 31, 1999.

INCOME TAXES

The Company's effective tax rate for the first three months of 1999 was 24% compared to 26% for the same period in 1998. This decrease is primarily attributable to reduced underwriting income, which is taxable at 35%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 1999 and 1998 as a result of the following:


                                            1999                  1998
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---

Provision for income taxes at
  the statutory rate of 35%        $ 3,030,713    35%     $ 3,297,639    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  623,632)  ( 7%)     (  529,773)  ( 5%)
  Dividends received deduction      (  378,062)  ( 4%)     (  353,845)  ( 4%)
  Dividends paid deduction          (   61,183)  ( 1%)     (   55,675)  ( 1%)
  Other items, net                     113,564     1%          87,454     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 2,081,400    24%     $ 2,445,800    26%

LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock, the sale of public debt, and short-term borrowings.

During the first three months of 1999, the Company repurchased 137,977 of its outstanding shares at a cost of nearly $4.2 million. This repurchase program has been funded through operating cash flow and short-term borrowings. These treasury shares are reflected as a separate component of shareholders' equity

First quarter, 1999 operating cash flow shows significant improvement over the same period in 1998. The Company's premium growth along with the impact of the new global casualty reinsurance treaty contributed to this increase.

At March 31, 1999 the Company had short-term investments, cash and other investments maturing within one year, of approximately $70.7 million and additional investments of $121.9 million maturing within five years. The Company maintains one source of credit, a $30.0 million secured/unsecured line of credit that cannot be canceled during its annual term. As of March 31, 1999, the Company had $13.4 million in outstanding short-term borrowings. Additionally, the Company was party to six reverse repurchase transactions totaling $61.5 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

OTHER MATTERS

The Year 2000 (Y2K) issue is a result of computerized systems, including both hardware and software systems, using a two-digit format, as opposed to four digits, to indicate the year in date fields. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

In 1997, the Company began work on a five-phase program for Y2K compliance. Phase I was to identify those primary and mission-critical business systems, those essential to continuing operations, which presented Y2K issues. This phase was a four-month process beginning in August 1997. Phase II was to form a committee by business unit to identify all secondary and general infrastructure issues which would need to be addressed for Y2K compliance. This phase began in December 1997 and was completed in April 1998, with the evaluation and initial identification of secondary Y2K exposures which needed attention. Phase III was the modification and testing of mission-critical systems identified in Phase I. Phase III included changes to the Company's property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable, external business interfaces, digital image processing and accounting interface systems. The status of Phase III completion is discussed below. Phase IV, which began in May 1998, included the development of plans to address secondary infrastructure issues, line of business strategies to address exposures associated with the Company's insurance products and a process to survey key vendors and business partners. This phase is scheduled to be completed within the first quarter of 1999. Phase V is designed to refine operational and contingency plans for Y2K cut-over. This phase is scheduled to begin in the first quarter of 1999 and carry through the first quarter of the year 2000. Items carried through the first quarter of the year 2000 are considered non-critical and incidental to the Company's operations.

The Company has identified three major areas as critical for successful Y2K compliance: (1) accounting and premium processing systems, (2) terms and conditions of existing insurance contracts, and (3) third-party relationships. Y2K compliance and progress is regularly reviewed by the Company's MIS steering committee, audit committee and the board of directors.

In accordance with Phase I of the program, the Company completed an internal review of all primary and mission-critical systems and contacted related software suppliers to determine major areas of exposure by December 1997. As an element of Phase III, in November 1998 the Company successfully completed the modification, testing and implementation of Y2K-compliant core property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable and accounting interfaces. The Company's new reinsurance system, implemented in early 1998, was already identified as Y2K compliant. Business transactions are presently being processed and premiums are being earned on in-force policies with Y2K expiration dates. Digital image processing upgrades were completed in January 1999. External business interfaces have been addressed within core systems efforts but may require additional modification for any subsequent changes implemented by external parties. These activities concluded Phase III efforts.

As a component of Phase IV, the Company completed the development of strategies by line of business, which it feels will effectively manage Y2K related exposures and coverages. This exposure is divided into two distinct areas: business partners and insurance coverage issues for our policyholders/customers.

In August 1998, all significant vendors and business partners were surveyed for compliance efforts and responses are being evaluated by the Company's internal audit and compliance unit for further steps and action, prior to the end of the first quarter of 1999. Of the responses received from vendors and business partners, a significant number state that they are Y2K compliant or intend to be Y2K compliant by December 31, 1999. The Company will continue to make efforts to ensure its business partners and vendors are Y2K compliant; however, the ultimate state of compliance of these providers is beyond the Company's control and could impact the Company's operations and financial results in future periods.

The types of insurance that may be the subject of claims arising from Y2K losses include property, directors & officers liability, miscellaneous professional liability, and other casualty coverages. Although uncertainty exists with respect to the nature and intent of Y2K liability, it is anticipated that if Y2K claims are received, the majority will stem from directors & officers and miscellaneous professional liability policies, in terms of both frequency and severity. The Company has formulated a Y2K questionnaire to be completed at the time of initial policy application and renewal. Each application is individually underwritten, and responses on the Y2K questionnaire are a component of the underwriter's determination whether to offer coverage and, if so, to what extent. A Y2K exclusion is available for underwriters' use if needed. Additionally, a Y2K team of underwriters and claims personnel has been assembled to prepare for the proper handling of Y2K claims. All claims will be handled on an individual basis in accordance with policy terms and conditions.

As an element of Phase V, the Company has system-contingency services contracted through a major third-party provider and is presently refining support related to potential Y2K issues. In addition, the Company plans to develop a Y2K operational support plan for the millennium weekend, including on-site staff and on-call support, by the third quarter of 1999. Exposure and risk management of new or developing Y2K exposures will continue through the first quarter of 2000.

The Company has incurred $1.2 million in expenses over the last two years to complete the core system modifications for Y2K. It required over 26,000 hours of technical staff effort and changes to systems representing 12.5 million lines of program code. It is estimated that the Company will incur an additional $300,000 of expense in 1999 to upgrade telephone systems, corporate e-mail solutions, and to ensure the necessary services are in place for contingency efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair market value of financial instruments. Management of market risk is a critical component of RLI Corp.'s (COMPANY) investment decisions and objectives. The Company manages its exposure to market risk by using the following:

1. Monitoring on a constant basis the fair market value of all financial assets;
2.   Changing the character of future investments purchases; and
3.   Re-balancing its existing asset and liability portfolios.

The Company's primary risk exposures are to changes in interest rates and equity prices, as it has no derivatives or foreign exchange risk as of March 31, 1999.

INTEREST RATE RISK

The Company's primary exposure to interest rate risk is with its fixed income investment portfolio, but on a smaller scale, it also incurs similar risk with its short-term debt instruments.

Modified duration analysis is used to measure the sensitivity of the fixed income portfolio to changes in interest rates, providing a measure of price percentage volatility. The Company attempts to minimize interest rate risk by matching the duration of its assets to that of its liabilities. The Company limits the impact of changes in interest rates on its financial statements by designating a majority of the fixed income holdings as held-to-maturity. This designation is chosen for the securities for which the Company has the intent and ability to hold to stated maturity. These securities are carried at amortized cost and, except for declines that are other than temporary, changes in fair market value are not reflected on the financial statements. As of March 31, 1999, the Company had classified 87% of its fixed income securities portfolio as held-to-maturity. The balance of the Company's fixed income portfolio is classified as either available-for-sale or trading.

Interest rate risk could also impact the Company's income statement due to its impact on interest expense. The Company's current debt obligations are short term in nature with no long-term debt outstanding as of March, 1999. As a result, the Company assumes interest rate risk in its ability to refinance these short-term debt obligations. Any rise in interest rates will cause interest expense to increase, assuming debt is maintained at current levels.

EQUITY PRICE RISK

Equity price risk is the potential that the Company will incur economic loss due to the decline of common stock prices. Beta analysis is used to measure the sensitivity of the Company's equity portfolio to changes in the value of the S&P 500 index (an index representative of the broad equity market). As measured from December 31, 1981 to March 31, 1999, the Company's equity portfolio has a beta of 0.67 in comparison to the S&P 500. This low beta statistic reflects the Company's long term emphasis on maintaining a conservative, value oriented, dividend-driven equity investment philosophy. Historically, dividend-paying common stocks have demonstrated superior down-market performance characteristics.

Additional risk management techniques include:

1. Restricting individual security weightings to less than 3% of the equity portfolio's market value; and
2. Reducing the exposure to sector risk by limiting the market value invested in any one particular industry sector to 25% of the equity portfolio.

Equity securities are classified as available-for-sale, with unrealized gains and losses excluded from net earnings but recorded as a component of comprehensive earnings and shareholders' equity, net of deferred income taxes.

SENSITIVITY ANALYSIS

The tables below detail information on the market risk exposure for the Company's financial investments as of March 31, 1999. Listed on each table is the March 31, 1999 market value for the Company's assets and the expected reduction in market value, given the stated hypothetical events. This sensitivity analysis assumes that the composition of the Company's assets remains constant over the period being measured and that interest rate changes are reflected uniformly across the yield curve. The analysis does not consider any action the Company would undertake in response to changes in market conditions. For purposes of this disclosure, securities are divided into two categories: those held for trading purposes and those held for non-trading purposes. The examples given are not predictions of future market events, but rather illustrations of the impact such events may have on the market value of the Company's investment portfolio.

As of March 31, 1999, the Company's fixed income portfolio had a market value of $352.8 million. This sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their March 31, 1999 levels, with all other variables held constant. Such scenarios would result in decreases in the market value of the fixed income portfolio of $12.3 million and $24.7 million, respectively. Due to the Company's use of the held-to maturity designation for a majority of the fixed income portfolio, the balance sheet impact of these scenarios would be much lower. The income statement would only be affected by holdings designated as trading.

As of March 31, 1999, the Company's equity portfolio had a market value of $290.3 million. This base sensitivity analysis uses market scenarios of the S&P 500 index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the market value of the equity portfolio of $19.5 million and $38.9 million, respectively. As the Company designates all common stocks as available-for-sale, these market value declines would impact the Company's balance sheet.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 index, the market value of the Company's assets will increase from their present levels by the indicated amounts.

The income statement will also be impacted by interest expense. As of March 31, 1999, the Company had $74.9 million in short term debt obligations. Assuming this debt level remains constant, a hypothetical 100 basis point increase in interest rates would increase the Company's annual interest expense by $0.7 million and a 200 basis point increase would increase annual interest expense by $1.5 million. Conversely, falling interest rates would result in equivalent reductions in interest expense. These numbers are not included in the following tables.

TABLE 1 (IN THOUSANDS)

Effect of a 100 basis point increase in interest rates and a 10% decline in the S&P 500:


                                                                             3/31/99      Interest        Equity
                                                                            Mkt. Value    Rate Risk        Risk
                                                                            ----------    ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities                                           $  8,263     ($   235)           --

         Total Trading                                                       $  8,263     ($   235)           --
Held for Non-Trading Purposes
         Fixed Maturity Securities                                           $344,530     ($12,079)
         Equity Securities                                                   $290,346           --      ($19,453)
         Total Non-Trading                                                   $634,876     ($12,079)     ($19,453)
Total Trading & Non-Trading                                                  $643,139     ($12,314)     ($19,453)

TABLE 2 (IN THOUSANDS)

Effect of a 200 basis point increase in interest rates and a 20% decline in the S&P 500:


                                                                             3/31/99      Interest        Equity
                                                                            Mkt. Value    Rate Risk        Risk
                                                                            ----------    ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities                                           $  8,263     ($   458)           --

         Total Trading                                                       $  8,263     ($   458)           --
Held for Non-Trading Purposes
         Fixed Maturity Securities                                           $344,530     ($24,247)           --
         Equity Securities                                                   $290,346           --      ($38,907)
         Total Non-Trading                                                   $634,876     ($24,247)     ($38,907)
         Total Trading & Non-Trading                                         $643,139     ($24,705)     ($38,907)

TABLE 3 (IN THOUSANDS)

Effect of a 100 basis point decrease in interest rates and a 10% increase in the S&P 500:


                                        3/31/99      Interest        Equity
                                       Mkt. Value    Rate Risk        Risk
                                       -----------   ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities     $  8,263     $    252           --

         Total Trading                 $  8,263     $    252           --

Held for Non-Trading Purposes
         Fixed Maturity Securities     $344,530     $ 11,667           --

         Equity Securities             $290,346           --     $ 19,453
         Total Non-Trading             $634,876     $ 11,667     $ 19,453
Total Trading & Non-Trading            $643,139     $ 11,919     $ 19,453

TABLE 4 (IN THOUSANDS)

Effect of a 200 basis point decrease in interest rates and a 20% increase in the S&P 500:


                                                  3/31/99      Interest        Equity
                                                 Mkt. Value    Rate Risk        Risk
                                                 ----------    ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities               $  8,263     $    519           --

         Total Trading                           $  8,263     $    519           --

Held for Non-Trading Purposes
         Fixed Maturity Securities               $344,530     $ 23,589           --

         Equity Securities                       $290,346           --     $ 38,907
         Total Non-Trading                       $634,876     $ 23,589     $ 38,907
        Total Trading & Non-Trading              $643,139     $ 24,108     $ 38,907

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Not Applicable

   (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RLI Corp.

                                   /s/Joseph E. Dondanville
                                   -------------------------------------------
                                   Joseph E. Dondanville
                                   Vice President, Chief Financial Officer
                                   (Duly authorized and Principal
                                   Financial and Accounting Officer)

Date: May 14, 1999