Form 10-Q
period 1999-06-30
RLI CORP
filed 1999-08-13
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended              June 30, 1999
                           -------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 10, 1999 the number of shares outstanding of the registrant's Common Stock was 10,024,726.

                                     PART I
Item 1. Financial Statements
                           RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

                             For the Three-Month Period Ended June 30,
(Unaudited)                                     1999           1998
                                          -------------    -----------
Net premiums earned                         $47,671,954    $35,085,369
Net investment income                         6,193,957      5,741,858
Net realized investment gains                 2,234,634         65,983
                                          -------------    -----------
                                             56,100,545     40,893,210
                                          -------------    -----------
Losses and settlement expenses               22,026,589     15,139,615
Policy acquisition costs                     16,311,484      9,880,536
Insurance operating expenses                  4,493,527      4,459,423
Interest expense on debt                        939,460        640,389
General corporate expenses                      807,520        953,355
                                          -------------    -----------
                                             44,578,580     31,073,318
                                          -------------    -----------
Equity in earnings of uncons. investee          763,327        573,321
                                          -------------    -----------
Earnings before income taxes                 12,285,292     10,393,213
Income tax expense                            3,264,500      2,768,225
                                          -------------    -----------
Net earnings                                $ 9,020,792    $ 7,624,988
                                          -------------    -----------
                                          -------------    -----------
Other compre. earnings, net of tax           12,571,127        172,101
                                          -------------    -----------
Comprehensive earnings                      $21,591,919    $ 7,797,089
                                          -------------    -----------
                                          -------------    -----------
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.75          $0.72
  Realized gains, net of tax                      $0.14          $0.00
                                          -------------    -----------
  Basic net earnings per share                    $0.89          $0.72
                                          -------------    -----------
                                          -------------    -----------
  Basic compre. earnings per share                $2.12          $0.74
                                          -------------    -----------
                                          -------------    -----------
  Diluted:
  Net earnings per share from operations          $0.74          $0.71
  Realized gains, net of tax                      $0.14          $0.00
                                           ------------    -----------
  Diluted net earnings per share                  $0.88          $0.71
                                          -------------    -----------
                                          -------------    -----------
  Diluted compre. earnings per share              $2.10          $0.73
                                          -------------    -----------
                                          -------------    -----------
Weighted average number of common shares outstanding
  Basic                                      10,173,411     10,526,727
  Diluted                                    10,267,103     10,663,068
Cash dividends declared per common share          $0.14          $0.13


The accompanying notes are an integral part of the financial statements.

                            RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

                             For the Six-Month Period Ended June 30,
(Unaudited)                                     1999           1998
                                          -------------    -----------
Net premiums earned                         $93,461,432    $70,000,479
Net investment income                        12,428,180     11,686,378
Net realized investment gains                 2,257,967        638,546
                                          -------------    -----------
                                            108,147,579     82,325,403
                                          -------------    -----------
Losses and settlement expenses               43,099,051     27,562,696
Policy acquisition costs                     33,634,091     23,897,741
Insurance operating expenses                  8,155,695      8,822,780
Interest expense on debt                      1,828,755      1,044,185
General corporate expenses                    1,702,894      2,120,235
                                          -------------    -----------
                                             88,420,486     63,447,637
                                          -------------    -----------
Equity in earnings of uncons. investee        1,217,380        937,275
                                          -------------    -----------
Earnings before income taxes                 20,944,473     19,815,041
Income tax expense                            5,345,900      5,214,025
                                          -------------    -----------
Net earnings                                $15,598,573    $14,601,016
                                          -------------    -----------
                                          -------------    -----------
Other compre. earnings, net of tax            7,611,886     17,588,226
                                          -------------    -----------
Comprehensive earnings                      $23,210,459    $32,189,242
                                          -------------    -----------
                                          -------------    -----------
 Earnings per share:
  Basic:
  Net earnings per share from operations          $1.38          $1.34
  Realized gains, net of tax                      $0.14          $0.04
                                          -------------    -----------
  Basic net earnings per share                    $1.52          $1.38
                                          -------------    -----------
                                          -------------    -----------
  Basic compre. earnings per share                $2.26          $3.04
                                          -------------    -----------
                                          -------------    -----------
  Diluted:
  Net earnings per share from operations          $1.36          $1.32
  Realized gains, net of tax                      $0.14          $0.04
                                           ------------    -----------
  Diluted net earnings per share                  $1.50          $1.36
                                          -------------    -----------
                                          -------------    -----------
  Diluted compre. earnings per share              $2.24          $3.00
                                          -------------    -----------
                                          -------------    -----------
Weighted average number of common shares outstanding
  Basic                                      10,283,449     10,604,856
  Diluted                                    10,372,947     10,739,120
Cash dividends declared per common share          $0.27          $0.25


The accompanying notes are an integral part of the financial statements.

           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet
                                             June 30, 1999  December 31, 1998
                                                (Unaudited)
                                                 ------------   --------------
ASSETS
Investments
Fixed maturities
     Held-to-maturity, at amortized cost         $286,240,893   $ 283,991,524
     Trading, at market value                       8,038,160       8,348,141
     Available-for-sale, at market value           46,434,285      36,516,393
  Equity securities, at fair value                307,142,752     296,520,399
  Short-term investments, at cost                  43,962,269      51,917,333
                                                 ------------   -------------
  Total investments                               691,818,359     677,293,790
Accrued investment income                           6,255,121       6,457,473
Premiums and reinsurance balances receivable       89,091,742      46,666,743
Ceded unearned premium                             44,830,122      59,779,814
Reinsurance balances recoverable on unpaid losses 220,878,691     168,260,816
Deferred policy acquisition costs                  34,128,196      22,510,141
Property and equipment                             14,310,155      12,199,800
Investment in unconsolidated investee              14,670,386      13,457,367
Goodwill                                           29,248,057       4,127,586
Other assets                                        9,903,577       1,931,507
                                              ---------------  --------------
             TOTAL ASSETS                      $1,155,134,406  $1,012,685,037
                                              ---------------  --------------
                                              ---------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses       $  484,139,521  $  415,523,392
   Unearned premiums                              157,384,417     142,022,972
   Reinsurance balances payable                    44,488,823      32,160,867
   Short-term debt and notes payable               74,560,143      39,643,965
   Income taxes-current                             1,413,480       2,124,460
   Income taxes-deferred                           53,583,162      48,420,667
   Other liabilities                               34,725,971      38,830,060
                                               --------------  --------------
             TOTAL LIABILITIES                    850,295,517     718,726,383
                                               --------------  --------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized)
  (12,789,935 shares issued at 12/31/98)
  (12,803,652 shares issued at 6/30/99)            12,803,652      12,789,935
Paid-In Capital                                    70,941,379      71,093,124
Accumulated other comprehensive earnings          117,983,346     110,371,461
Retained Earnings                                 176,174,873     163,324,161
Deferred compensation                               4,462,027       3,460,606
Less: Unearned ESOP shares at cost
        (70,400 shares at 12/31/98)                         0    (  2,500,999)
Less: Treasury shares at cost
        (2,384,736 shares at 12/31/98)
        (2,749,701 shares at 6/30/99)            ( 77,526,388)   ( 64,579,634)
                                               --------------  --------------
             TOTAL SHAREHOLDERS' EQUITY           304,838,889     293,958,654
                                               --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,155,134,406  $1,012,685,037
                                              ---------------  --------------
                                              ---------------  --------------


   The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Six-Month Period
                                                        Ended June 30,
                                                ---------------------------
                                                      1999           1998
                                                ------------  -------------
Net cash provided by
  operating activities                          $ 19,187,390  $   1,801,540
                                                ------------  -------------
Cash Flows from Investing Activities
  Investments purchased                          (12,244,042)   (27,550,910)
  Investments sold                                 8,595,525      3,374,563
  Investments called or matured                    6,965,000     17,596,600
  Net increase in short-term investments           1,371,685      5,277,522
  Net property and equipment purchased           ( 2,604,784)      (333,495)
  Investment in Underwriters Indemnity Holdings  (40,700,000)             0
                                                ------------  -------------
Net cash (used in)
  investing activities                           (38,616,616)   ( 1,635,720)
                                                ------------  -------------

Cash Flows from Financing Activities
  Cash dividends paid                            ( 2,764,588)   ( 2,646,444)
  Proceeds from issuance of notes payable         31,351,178     13,470,000
  Change in contributed capital                      286,970         47,436
  Fractional shares paid                                  --        (16,109)
  Treasury shares purchased                      (11,945,333)   (11,020,703)
  Unearned ESOP shares purchased                   2,500,999              0
                                                ------------  -------------
Net cash provided by (used in) financing
activities                                        19,429,226       (165,820)
                                                ------------  -------------
Net increase in cash                                       0              0
                                                ------------  -------------
Cash at the beginning of the year                          0              0
                                                ------------  -------------
Cash at December 31                              $         0   $          0
                                                ------------  -------------
                                                ------------  -------------


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

        The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of a full year.

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

                           For the Six-Month Period Ended June 30, 1999
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to           $15,598,573      10,283,449           1.52
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --          89,498
------------------------------------------------------------------------------

DILUTED EPS
Income available to common    $15,598,573      10,372,947           1.50
------------------------------------------------------------------------------

                           For the Six-Month Period Ended June 30, 1998
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to           $14,601,016      10,604,856           1.38
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --         134,264
------------------------------------------------------------------------------

DILUTED EPS
Income available to common    $14,601,016      10,739,120           1.36
------------------------------------------------------------------------------


OTHER ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement, as amended by FASB Statement No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company does not currently invest in derivative instruments, this recently issued Statement is under evaluation.

In October 1998, the AICPA issued Statement of Position (SOP) 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The method used for these contracts is referred to as deposit accounting. This SOP specifies that at inception, a deposit asset or liability should be recognized for insurance and reinsurance contracts accounted for under deposit accounting and should be measured based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not have any insurance or reinsurance contracts that are required to be accounted for under the deposit method as of June 30, 1999.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 1999 and 1998 is presented below.

        SEGMENT DATA--(in thousands)              EARNINGS          REVENUES
                                             1999        1998    1999      1998
                                             ----        ----    ----      ----
        Property                            8,940      10,607   24,802    27,883
        Casualty                           (1,206)     (1,680)  56,265    33,906
        Surety                                839         790   12,394     8,211
        Net investment income              12,428      11,686   12,428    11,686
        Realized gains                      2,258         639    2,258       639
        General corporate expense
          and interest on debt             (3,532)     (3,164)
        Equity in earnings of
          unconsolidated investee           1,217         937
                                           ------      ------

        Total segment earnings before
          income taxes                     20,944      19,815
                                           ------      ------

        Income taxes                        5,346       5,214
                                           ------      ------

        Total                              15,598      14,601  108,147    82,325
                                           ------      ------  -------    ------


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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 86% of the Company's total revenue for the six months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS
ENDED JUNE 30, 1998

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $178.2 million for the first six months of 1999 compared to $153.1 million for the same period in 1998. Gross writings of the Insurance Group improved 16.2% over 1998 levels fueled by a $21 million increase in casualty premiums. Consolidated revenue for the first six months of 1999 increased $25.8 million or 31.4% from the same period in 1998. Net premiums earned alone increased 33.5% due to the Group's implementation of a combined casualty reinsurance contract, which resulted in increased retentions of premium while eliminating ceding commissions. Net investment income improved 6.3% to $12.4 million. Realized investment gains totaled $2.3 million for the first six months of 1999 compared to $600,000 for the same period in 1998 due to the strategic sale of several equity positions late in the second quarter.

The net after-tax earnings for the first six months of 1999 totaled $15.6 million, $1.50 per diluted share, compared to $14.6 million, $1.36 per share, for the same period in 1998. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $14.1 million, $1.36 per share, compared to $14.2 million, $1.32 per share, for the same period in 1998.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $23.2 million, $2.24 per share, compared to $32.1 million, $3.00 per share, for the same period in 1998. Unrealized gains, net of tax, for the first six months of 1999 were $7.6 million, $0.74 per share compared to $17.6 million, $1.64 per share, for the same period in 1998. The decline in the stock market in the first quarter of 1999 coupled with the unusually high rise in the stock market during the first quarter of 1998 accounted for the decrease in unrealized gains.


RLI INSURANCE GROUP

Gross written premium for the Group increased to $163.6 million for the first six months of 1999 compared to $140.8 million for the same period in 1998. Much of this improvement came from the casualty segment where various growth initiatives are taking effect. Profitability declined with $8.6 million in pretax underwriting profit compared to $9.7 million last year. This equates to GAAP combined ratios of 90.8 for the first six months of 1999 compared to 86.1 for the first six months of 1998. The decline in profitability is attributed to the increase in the Group's casualty writings, which are booked at a somewhat higher loss ratio than other lines of business. Casualty segment premiums accounted for 54% of the total premium in the first six months of 1999 compared to 48% for the same period in 1998.

The Group's property segment increased premium writings by 7.8% in the first six months of 1999. Difference in conditions premiums continue to decline as a result of rate reductions. This trend was offset by a 53% increase in fire premiums in the first six months along with some production from new product lines. The property segment generated solid underwriting profits at $8.9 million for the first six months of the year compared to $10.6 million last year. Despite the lower volume of profit, the GAAP combined ratio remained steady at
63.9 compared to 61.9 a year ago.

Casualty segment gross written premiums were $89.0 million for the first six months of 1999 compared to $67.9 million for the prior year. The driving forces behind this improvement were increases in the commercial umbrella product of $8.3 million and the transportation product of $5.7 million. At the beginning of 1999 a combined casualty reinsurance contract was implemented to take advantage of the growth in premiums and improved economies of scale. This arrangement will result in assuming less exposure per risk while improving the overall combined ratio of this segment. Although there are no ceding commissions recognized with this agreement, the Group retains more premium. This was evidenced by the GAAP combined ratio falling to 102.1 for the first six months compared to 105.0 last year. This new reinsurance contract will also improve cash flow and thereby generate additional investment income in the future. Even at a combined ratio of 102.1, the management of the Company believes reserves to be adequate and a significant source of future earnings potential from investment income.

Surety segment gross written premiums fell to $13.6 million for the first six months of 1999 compared to $16.3 million for the same period in 1998. This decline was the result of the Company's disassociation with a particular producer late in 1998. Partially offsetting this decrease was $3.3 million in premium for the period from the newly acquired surety operation in Houston - Underwriters' Indemnity. Also as a result of the disassociation with the producer mentioned above, the GAAP combined ratio for the surety segment rose to
93.3 in the first six months from 90.4 a year ago as expenses did not fall in proportion to the lost premium.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $12.4 million during the first six months of 1999, an increase of 6.3% over that reported for the same period in 1998. The increase is primarily due to the company's overall premium growth as well as the impact of the first quarter acquisition of Underwriters Indemnity Holdings, Inc.

Invested assets at June 30, 1999 increased by $14.5 million, or 2.1%, from December 31, 1998. For the six months ended June 30, 1999, the Company experienced a $11.7 million pre-tax unrealized gain on its investment portfolio. Short-term investments decreased to $44.0 million down $8.0 million from December 31, 1998.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 94% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                               1999                1998
                                               ----                ----
                  Taxable                      6.76%               6.58%
                  Non-taxable                  5.06%               4.98%


Yields on taxable and non-taxable securities were higher through the first six months of 1999 due to a change in the accounting treatment for amortization in June of 1998, which resulted in a slightly negative impact on yields in the second quarter of 1998. The addition of Underwriters Indemnity Holding's portfolios in the first quarter of 1999 also contributed to the higher yields.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized gain before tax of $11.7 million for the first six months of 1999 compared to net unrealized gains before tax of $27.1 million for the same period in 1998. The 1999 year-to-date gain, though falling short of last year's phenomenal growth for the same period, is attributable entirely to the equity portfolio's strong performance. Net unrealized gains before tax were $181.2 million and $169.5 million at June 30, 1999 and December 31, 1998, respectively. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $1.8 million for the first six months of 1999, a $785,000 increase from the same period in 1998. This change is related to an increase in outstanding debt balances, primarily due to the January 1999 acquisition of Underwriters Indemnity Holdings, Inc. At June 30, 1999, outstanding short-term debt totaled $74.6 million.


INCOME TAXES

The Company's effective tax rate for the first six months of 1999 and 1998 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 1999 and 1998 as a result of the following:

                                            1999                  1998
                                       Amount     %          Amount      %
                                       ------    ---         ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 7,330,566    35%     $ 6,935,264    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,264,015)  ( 6%)     (1,083,591)  ( 5%)
  Dividends received deduction      (  751,655)  ( 3%)     (  699,597)  ( 4%)
  Dividends paid deduction          (  120,537)  ( 1%)     (  112,151)  ( 1%)
  Other items, net                     151,541     1%         174,100     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 5,345,900    26%     $ 5,214,025    26%


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

During the first six months of 1999, the Company repurchased 364,965 of its outstanding shares at a cost of $11.9 million. This repurchase program has been funded through operating cash flow and short-term borrowings. These treasury shares are reflected as a separate component of shareholders' equity.

Second quarter 1999 operating cash flow shows significant improvement over the same period in 1998. The Company's premium growth along with the impact of the new global casualty reinsurance treaty contributed to this increase.

At June 30, 1999 the Company had short-term investments, cash and other investments maturing within one year, of approximately $86.6 million and additional investments of $124.8 million maturing within five years. The Company maintains one source of credit, a $30.0 million line of credit, available on a secured or unsecured basis that cannot be canceled during its annual term. As of June 30, 1999, the Company had $12.6 million in outstanding short-term borrowings. Additionally, the Company was party to six reverse repurchase transactions totaling $61.2 million and other miscellaneous short-term debt of $700,000.

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

In 1997, the Company began work on a five-phase program for Y2K compliance. Phase I was to identify those primary and mission-critical business systems, those essential to continuing operations, which presented Y2K issues. This phase was a four-month process beginning in August of 1997. Phase II was to form a committee by business unit to identify all secondary and general infrastructure issues which would need to be addressed for Y2K compliance. This phase began in December of 1997 and was completed in April of 1998, with the evaluation and initial identification of secondary Y2K exposures, which needed attention. Phase III was the modification and testing of mission-critical systems identified in Phase I. Phase III included changes to the Company's property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable, external business interfaces, digital image processing and accounting interface systems. The status of completion of Phase III is discussed below. Phase IV, which began in May 1998, included the development of plans to address secondary infrastructure issues, line of business strategies to address exposures associated with the Company's insurance products and a process to survey key vendors and business partners. This phase has extended into the second quarter of 1999. Phase V is designed to refine operational and contingency plans for Y2K cut-over. This phase began in the first quarter of 1999 and carries through the first quarter of the year 2000. Items carried through the first quarter of the year 2000 are considered non-critical and incidental to the Company's operations.

The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) accounting and premium processing systems, (2) terms and conditions of existing insurance contracts, and (3) third-party relationships. The Company's MIS Steering Committee, Audit Committee and the Board of Directors regularly review Y2K compliance and progress.

In accordance with Phase I of the program, the Company completed an internal review of all primary and mission-critical systems and contacted related software suppliers to determine major areas of exposure by December of 1997. As an element of Phase III, in November of 1998 the Company successfully completed the modification, testing and implementation of Y2K-compliant core property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable and accounting interfaces. The Company's new reinsurance system, implemented in early 1998, was already identified as Y2K compliant. Business transactions are presently being processed and premiums are being earned on in-force policies with Y2K expiration dates. Digital image processing upgrades were completed in January of 1999. External business interfaces have been addressed within core systems efforts but may require additional modifications for any subsequent changes implemented by external parties. These activities concluded the successful completion of Phase III efforts.

As a component of Phase IV, the Company completed the development of strategies by line of business, which it feels will effectively manage Y2K related exposures and coverages. This exposure is divided into two distinct areas: business partners and insurance coverage issues for our policyholders/customers.

In August of 1998, all significant vendors and business partners were surveyed for compliance efforts and the Company's internal audit and compliance unit has reviewed responses for further steps and action. Efforts have been made to evaluate the individual responses and follow up with those business partners who did not respond to the initial request for information. Of the responses received from vendors and business partners, a significant number state that they are Y2K compliant or intend to be Y2K compliant by December 31, 1999. Additionally, in April of 1999 the Company took action to evaluate and assess the preparedness of the physical branch locations managed by external entities. The Company will continue to make efforts to ensure its business partners and vendors are Y2K compliant; however, the ultimate state of compliance of these providers is beyond the Company's control and could impact the Company's operations and financial results in future periods.

The types of insurance that may be the subject of claims arising from Y2K losses include property, directors & officers' liability, miscellaneous professional liability, and other casualty. Although uncertainty exists with respect to legal interpretations of Y2K liability, it is anticipated that if Y2K claims are received, the majority will stem from directors & officers and miscellaneous professional liability policies, in terms of both frequency and severity. The Company has formulated a Y2K questionnaire to be completed at the time of initial policy application and renewal. Each application is individually underwritten, and responses on the Y2K questionnaire are a component of the underwriter's determination whether to offer coverage and if so, to what extent. A Y2K exclusion has been drafted and is available for underwriters' use if needed. Additionally, a Y2K team of underwriters and claims personnel have been assembled to prepare for the proper handling of Y2K claims. All claims will be handled on an individual basis in accordance with policy terms and conditions. The Company has developed an insurance coverage position statement, which is being sent out to inquiries from producers and insureds. The statement will also be posted on the Company's Internet site for quick reference by interested parties.

As an element of Phase V, the Company has system contingency services contracted through a major third-party provider and successfully conducted a Y2K test for critical systems in June of 1999. The Company is continuing to enhance and update the present business contingency plan to address specific Y2K related exposures. The Company is determining the specific requirements associated with a Y2K operational support plan for the millennium weekend, including on-site staff and on-call support to be defined by the third quarter of 1999. Management and control of new or developing Y2K exposures will continue through the first quarter of 2000.

The Company has incurred $1.2 million in expenses to complete the core system modifications for Y2K. It required over 26,000 hours of technical staff effort and changes to systems representing 12.5 million lines of program code. It is estimated that the Company will incur an additional $300,000 of expenses in 1999 to upgrade telephone systems, corporate e-mail solutions, and to ensure the necessary services are in place for contingency efforts. The Company has implemented a new e-mail solution in April of 1999 and new corporate phone system and switch in May of 1999. Several new Y2K personal computer compliant software applications have already been implemented or are in the process of being implemented to minimize Y2K exposures with personal computer software.

A formal re-evaluation of all personal computer hardware, network components and software began in May of 1999 and is expected to be completed in September of 1999. The Company conducted a successful Y2K simulation and operation of core business systems during a disaster recovery test in June of 1999.

Executive management is continuing to place focus and emphasis on eliminating major issues associated with potential Y2K related failures and as of this date has not experienced Y2K related problems.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS
ENDED JUNE 30, 1998

Consolidated gross sales totaled $97.0 million for the second quarter of 1999 compared to $83.9 million for the same period in 1998. As detailed in the discussion of RLI Insurance Group that follows, second quarter 1999 gross premiums improved $10.5 million, or 13.4%, over second quarter 1998 levels. Consolidated revenue for the second quarter of 1999 increased $15.2 million, or 37.2%, from the same period in 1998. Net premiums earned in the second quarter of 1999 improved $12.6 million compared to 1998, and investment income and investment gains improved $2.6 million over second quarter 1998 levels.

The net after-tax earnings for the second quarter of 1999 totaled $9.0 million, $0.88 per diluted share, compared to $7.6 million, $0.71 per share, for the same period in 1998. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, improved to $7.6 million, $0.74 per share, compared to $7.6 million, $0.71 per share, for the same period in 1998.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $21.6 million, $2.10 per share, compared to $7.8 million, $0.73 per share, for the same period in 1998. Unrealized gains, net of tax, for the second quarter of 1999 were $12.6 million, $1.22 per share compared to $172,000, $0.02 per share, for the same period in 1998. This increase is attributable to the stock market rallies of April and June, 1999.


RLI INSURANCE GROUP

Gross written premium for the second quarter of 1999 totaled $88.6 million, compared to $78.1 million reported for the same period in 1998. Much of this improvement came from the casualty segment as mentioned previously. Pretax underwriting profit declined to $4.8 million in the second quarter of 1999 compared to $5.6 million for the same period last year. This equates to GAAP combined ratios of 89.8 for the second quarter of 1999 compared to 84.0 for the second quarter of 1998. The decline in profitability is attributed to the change in the Group's mix of business as mentioned previously.

Property segment gross written premiums increased by 11.2% to $35.0 million in the second quarter of 1999. This is due to a 33% increase in fire premiums to $13.3 million for the second quarter of 1999, compared to $10.0 million for the same period in 1998. The increase was partially offset by the continued decline of difference in condition premiums as a result of rate reductions. Property segment underwriting profits were $4.9 million for the second quarter of the year compared to $5.5 million last year. The GAAP combined ratio for the property segment increased to 62.2 for the second quarter of 1999 compared to
58.6 for the same period last year. This slight increase was due to an increase in fire losses during the period.

Gross written premiums for the casualty segment were $46.0 million for the second quarter of 1999 compared to $37.0 million for the prior year. This is primarily due to the increases in the commercial umbrella and the transportation products mentioned previously. Commercial umbrella gross written premium increased by $3.4 million and the transportation product by $1.8 million from the second quarter of 1998. The GAAP combined ratio fell slightly to 101.3 for the second quarter compared to 102.7 last year.

The Group's surety segment gross written premiums fell by 21.6% to $7.6 million for the second quarter of 1999 compared to $9.7 million for the same period in 1998. This decline was the result of the Company's disassociation with a particular producer late in 1998 as mentioned previously. This decline was partially offset by $2.0 million in premium for the quarter from Underwriters' Indemnity in Houston. The GAAP combined ratio for the surety segment rose to
94.3 in the second quarter from 86.5 a year ago as expenses did not fall in proportion to lost premium as a result of the Company's disassociation with a particular producer.


INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.2 million during the second quarter of 1999, an increase of 7.9% over that reported for the same period in 1998. This is the result of an increase in cash flow due to the Company's premium growth and the impact of the new global casualty reinsurance treaty.

In addition, the Company recognized realized investment gains of $2.2 million in the second quarter of 1999 compared to $66,000 in the second quarter of 1998. Second quarter of 1999 includes the sale of certain equity securities, as discussed previously.


INCOME TAXES

The Company's effective tax rate for the second quarter of 1999 and 1998 was 27%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 1999 and 1998 as a result of the following:

                                            1999                  1998
                                       Amount     %          Amount      %
                                       ------    ---         ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 4,299,852    35%     $ 3,637,625    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  640,383)  ( 5%)     (  553,818)  ( 5%)
  Dividends received deduction      (  373,593)  ( 3%)     (  345,745)  ( 3%)
  Dividends paid deduction          (   59,354)    --      (   56,477)  ( 1%)
  Other items, net                      37,978     --          86,640     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 3,264,500    27%     $ 2,768,225    27%


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair market value of financial instruments. Management of market risk is a critical component of RLI Corp.'s investment decisions and objectives. The Company manages its exposure to market risk by using the following:

1. Monitoring on a constant basis the fair market value of all financial assets;
2.  Changing the character of future investments purchases; and
3.  Re-balancing its existing asset and liability portfolios.

The Company's primary risk exposures are to changes in interest rates and equity prices, as it has no derivatives or foreign exchange risk as of June 30, 1999.


INTEREST RATE RISK

The Company's primary exposure to interest rate risk is with its fixed income investment portfolio, but on a smaller scale, it also incurs similar risk with its short-term debt instruments.

Modified duration analysis is used to measure the sensitivity of the fixed income portfolio to changes in interest rates, providing a measure of price percentage volatility. The Company attempts to minimize interest rate risk by matching the duration of its assets to that of its liabilities. The Company limits the impact of changes in interest rates on its financial statements by designating a majority of the fixed income holdings as held-to-maturity. This designation is chosen for the securities for which the Company has the intent and ability to hold to stated maturity. These securities are carried at amortized cost and, except for declines that are other than temporary, changes in fair market value are not reflected on the financial statements. As of June 30, 1999, the Company had classified 84% of its fixed income securities portfolio as held-to-maturity. The balance of the Company's fixed income portfolio is classified as either available-for-sale or trading.

Interest rate risk could also impact the Company's income statement due to its impact on interest expense. The Company's current debt obligations are short term in nature with no long-term debt outstanding as of June 30, 1999. As a result, the Company assumes interest rate risk in its ability to refinance these short-term debt obligations. Any rise in interest rates will cause interest expense to increase, assuming debt is maintained at current levels.


EQUITY PRICE RISK

Equity price risk is the potential that the Company will incur economic loss due to the decline of common stock prices. Beta analysis is used to measure the sensitivity of the Company's equity portfolio to changes in the value of the S&P 500 index (an index representative of the broad equity market). As measured from December 31, 1981 to June 30, 1999, the Company's equity portfolio has a beta of
0.67 in comparison to the S&P 500. This low beta statistic reflects the Company's long term emphasis on maintaining a conservative, value oriented, dividend-driven equity investment philosophy. Historically, dividend-paying common stocks have demonstrated superior down-market performance characteristics.

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


SENSITIVITY ANALYSIS

The tables below detail information on the market risk exposure for the Company's financial investments as of June 30, 1999. Listed on each table is the June 30, 1999 market value for the Company's assets and the expected reduction in market value, given the stated hypothetical events. This sensitivity analysis assumes that the composition of the Company's assets remains constant over the period being measured and that interest rate changes are reflected uniformly across the yield curve. The analysis does not consider any action the Company would undertake in response to changes in market conditions. For purposes of this disclosure, securities are divided into two categories: those held for trading purposes and those held for non-trading purposes. The examples given are not predictions of future market events, but rather illustrations of the impact such events may have on the market value of the Company's investment portfolio.

As of June 30, 1999, the Company's fixed income portfolio had a market value of $341.9 million. This sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their June 30, 1999 levels, with all other variables held constant. Such scenarios would result in decreases in the market value of the fixed income portfolio of $12.9 million and $25.2 million, respectively. Due to the Company's use of the held-to maturity designation for a majority of the fixed income portfolio, the balance sheet impact of these scenarios would be much lower. The income statement would only be affected by holdings designated as trading.

As of June 30, 1999, the Company's equity portfolio had a market value of $307.1 million. This base sensitivity analysis uses market scenarios of the S&P 500 index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the market value of the equity portfolio of $20.6 million and $41.2 million, respectively. As the Company designates all common stocks as available-for-sale, these market value declines would impact the Company's balance sheet.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 index, the market value of the Company's assets will increase from their present levels by the indicated amounts.

The income statement will also be impacted by interest expense. As of June 30, 1999, the Company had $74.6 million in short term debt obligations. Assuming this debt level remains constant, a hypothetical 100 basis point increase in interest rates would increase the Company's annual interest expense by $700,000 and a 200 basis point increase would increase annual interest expense by $1.5 million. Conversely, falling interest rates would result in equivalent reductions in interest expense. These numbers are not included in the following tables.


TABLE 1 (IN THOUSANDS)
Effect of a 100 basis point increase in interest rates and a 10% decline in the S&P 500:

                                     6/30/99       Interest      Equity
                                  Mkt. Value      Rate Risk       Risk
                                  ----------      ---------      ------
Held for Trading Purposes
     Fixed Maturity Securities    $  8,038        ($   213)            --

     Total Trading                $  8,038        ($   213)            --
Held for Non-Trading Purposes
     Fixed Maturity Securities    $333,818        ($12,653)
     Equity Securities            $307,143              --       ($20,579)
     Total Non-Trading            $640,961        ($12,653)      ($20,579)
Total Trading & Non-Trading       $648,999        ($12,866)      ($20,579)


TABLE 2 (IN THOUSANDS)
Effect of a 200 basis point increase in interest rates and a 20% decline in the S&P 500:

                                     6/30/99       Interest      Equity
                                  Mkt. Value      Rate Risk       Risk
                                  ----------      ---------      ------

Held for Trading Purposes
     Fixed Maturity Securities    $  8,038        ($    416)           --

     Total Trading                $  8,038        ($    416)           --
Held for Non-Trading Purposes
     Fixed Maturity Securities    $333,818        ($ 24,833)           --
     Equity Securities            $307,143               --      ($41,157)
     Total Non-Trading            $640,961        ($ 24,833)     ($41,157)
     Total Trading & Non-Trading  $648,999        ($ 25,249)     ($41,157)


TABLE 3 (IN THOUSANDS)
Effect of a 100 basis point decrease in interest rates and a 10% increase in the S&P 500:

                                     6/30/99       Interest      Equity
                                  Mkt. Value      Rate Risk       Risk
                                  ----------      ---------      ------
Held for Trading Purposes
     Fixed Maturity Securities    $  8,038        $     227           --

     Total Trading                $  8,038        $     227           --

Held for Non-Trading Purposes
     Fixed Maturity Securities    $333,818        $  11,521           --

     Equity Securities            $307,143               --      $20,579
     Total Non-Trading            $640,961        $  11,521      $20,579
Total Trading & Non-Trading       $648,999        $  11,748      $20,579


TABLE 4 (IN THOUSANDS)
Effect of a 200 basis point decrease in interest rates and a 20% increase in the S&P 500:


                                    6/30/99        Interest      Equity
                                  Mkt. Value      Rate Risk       Risk
                                  ----------      ---------      ------
Held for Trading Purposes
     Fixed Maturity Securities    $  8,038        $     468           --

     Total Trading                $  8,038        $     468           --

Held for Non-Trading Purposes
     Fixed Maturity Securities    $333,818        $  22,772           --

     Equity Securities            $307,143               --     $ 41,157
     Total Non-Trading            $640,961        $  22,772     $ 41,157
     Total Trading & Non-Trading  $648,999        $  23,240     $ 41,157


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - Not Applicable

ITEM 2.  CHANGE IN SECURITIES - Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5.  OTHER INFORMATION - Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Not Applicable

    (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RLI Corp.


                              /s/JOSEPH E. DONDANVILLE
                              ---------------------------------------
                              Joseph E. Dondanville
                              Vice President, Chief Financial Officer
                              (Duly authorized and Principal
                              Financial and Accounting Officer)

Date: August 12, 1999