Form 10-Q
period 1999-09-30
RLI CORP
filed 1999-11-15
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended              September 30, 1999
                                -------------------------------------------

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

  As of November 8, 1999 the number of shares outstanding of the registrant's Common Stock was 9,923,787.

                                     PART I
Item 1. Financial Statements

                           RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                For the Three-Month Period Ended September 30,

(Unaudited)                                     1999           1998
                                            -----------     -----------
Net premiums earned                         $50,991,644     $35,950,695
Net investment income                         6,737,007       6,179,146
Net realized investment gains                 2,264,925          32,773
                                           ------------     -----------
                                             59,993,576      42,162,614
                                           ------------     -----------
Losses and settlement expenses               27,104,767      20,242,656
Policy acquisition costs                     15,304,061      10,513,079
Insurance operating expenses                  4,097,696       3,501,110
Interest expense on debt                      1,076,296         615,440
General corporate expenses                      680,954         644,079
                                           ------------     -----------
                                             48,263,774      35,516,364
                                           ------------     -----------
Equity in earnings of uncons. investee          210,771         490,968
                                           ------------     -----------
Earnings before income taxes                 11,940,573       7,137,218
Income tax expense                            3,469,082       1,558,720
                                           ------------     -----------
Net earnings                                 $8,471,491      $5,578,498
                                           ============    ============
Other comp. earnings (loss), net of tax     (21,189,824)    (16,348,118)
                                           ------------     -----------
Comprehensive earnings (loss)              ($12,718,333)   ($10,769,620)
                                           ============    ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.70          $0.53
  Realized gains, net of tax                      $0.15          $0.00
                                           ------------     -----------
  Basic net earnings per share                    $0.85          $0.53
                                           ============    ===========
  Basic comp. Earnings (loss) per share          ($1.27)        ($1.03)
                                           ============    ===========
  Diluted:
  Net earnings per share from operations          $0.69          $0.53
  Realized gains, net of tax                      $0.15          $0.00
                                           ------------     -----------
  Diluted net earnings per share                  $0.84          $0.53
                                           ============    ===========
  Diluted comp. Earnings (loss) per share        ($1.26)        ($1.02)
                                           ============    ===========
Weighted average number of common shares outstanding
  Basic                                      10,015,096     10,477,837
  Diluted                                    10,129,261     10,602,524
Cash dividends declared per common share          $0.14          $0.13

The accompanying notes are an integral part of the financial statements.

                            RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                For the Nine-Month Period Ended September 30,

(Unaudited)                                     1999          1998
                                           ------------   ------------
Net premiums earned                        $144,453,076   $105,951,174
Net investment income                        19,165,187     17,865,524
Net realized investment gains                 4,522,892        671,319
                                           ------------   ------------
                                            168,141,155    124,488,017
                                           ------------   ------------
Losses and settlement expenses               70,203,818     47,805,352
Policy acquisition costs                     48,938,152     34,410,820
Insurance operating expenses                 12,253,391     12,323,890
Interest expense on debt                      2,905,051      1,659,625
General corporate expenses                    2,383,848      2,764,314
                                           ------------   ------------
                                            136,684,260     98,964,001
                                           ------------   ------------
Equity in earnings of uncons. investee        1,428,151      1,428,243
                                           ------------   ------------
Earnings before income taxes                 32,885,046     26,952,259
Income tax expense                            8,814,982      6,772,745
                                           ------------   ------------
Net earnings                                $24,070,064    $20,179,514
                                           ============   ============
Other comp. earnings (loss), net of tax     (13,577,938)     1,240,108
                                           ------------   ------------
Comprehensive earnings                      $10,492,126    $21,419,622
                                           ============   ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $2.07          $1.87
  Realized gains, net of tax                      $0.29          $0.04
                                           ------------   ------------
  Basic net earnings per share                    $2.36          $1.91
                                           ============    ===========
  Basic comp. earnings per share                  $1.03          $2.03
                                           ============    ===========
  Diluted:
  Net earnings per share from operations          $2.05          $1.85
  Realized gains, net of tax                      $0.29          $0.04
                                           ------------    -----------
  Diluted net earnings per share                  $2.34          $1.89
                                           ============    ===========
  Diluted comp. earnings per share                $1.02          $2.00
                                           ============    ===========
Weighted average number of common shares outstanding
  Basic                                      10,193,015     10,562,051
  Diluted                                    10,290,735     10,693,122
Cash dividends declared per common share          $0.41          $0.38

The accompanying notes are an integral part of the financial statements.

           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet
                                         September 30, 1999 December 31, 1998

ASSETS                                          (Unaudited)
                                               --------------  --------------
Investments
Fixed maturities
     Held-to-maturity, at amortized cost         $305,645,516    $283,991,524
     Trading, at market value                       7,701,741       8,348,141
     Available-for-sale, at market value           40,557,934      36,516,393
  Equity securities, at fair value                277,838,043     296,520,399
  Short-term investments, at cost                  43,971,127      51,917,333
                                               --------------  --------------
  Total investments                               675,714,361     677,293,790
Accrued investment income                           6,368,529       6,457,473
Premiums and reinsurance balances receivable       94,861,750      46,666,743
Ceded unearned premium                             45,053,773      59,779,814
Reinsurance balances recoverable on unpaid losses 254,256,868     168,260,816
Income taxes-current                                2,443,816               0
Deferred policy acquisition costs                  34,805,430      22,510,141
Property and equipment                             14,962,471      12,199,800
Investment in unconsolidated investee              14,885,395      13,457,367
Goodwill                                           34,530,391       4,127,586
Other assets                                        8,416,364       1,931,507
                                               --------------  --------------
             TOTAL ASSETS                      $1,186,299,148  $1,012,685,037
                                               ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses         $532,148,836    $415,523,392
   Unearned premiums                              165,676,663     142,022,972
   Reinsurance balances payable                    35,124,141      32,160,867
   Short-term debt and notes payable               79,539,568      39,643,965
   Income taxes-current                                     0       2,124,460
   Income taxes-deferred                           41,671,965      48,420,667
   Other liabilities                               45,354,237      38,830,060
                                               --------------  --------------
             TOTAL LIABILITIES                    899,515,410     718,726,383
                                               --------------  --------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized)
  (12,804,558 shares issued at 9/30/99)
  (12,789,935 shares issued at 12/31/98)           12,804,558      12,789,935
Paid-In Capital                                    70,743,700      71,093,124
Accumulated other comprehensive earnings           96,793,523     110,371,461
Retained Earnings                                 183,182,037     163,324,161
Deferred compensation                               4,510,704       3,460,606
Less: Unearned ESOP shares at cost
        (70,400 shares at 12/31/98)                         0    (  2,500,999)
Less: Treasury shares at cost
        (2,854,941 shares at 9/30/99)
        (2,384,736 shares at 12/31/98)            (81,250,784)   ( 64,579,634)
                                               --------------  --------------
             TOTAL SHAREHOLDERS' EQUITY           286,783,738     293,958,654
                                               --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,186,299,148  $1,012,685,037
                                               ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                 For the Nine-Month Period
                                                     Ended September 30,
                                                 --------------------------
                                                    1999           1998
                                                 -----------    -----------
Net cash provided by
  operating activities                           $34,627,063    $26,454,635
                                                 -----------    -----------
Cash Flows from Investing Activities
  Investments purchased                          (54,251,597)   (37,826,525)
  Investments sold                                18,629,145      3,885,579
  Investments called or matured                   23,650,563     24,616,600
  Net (increase) decrease in
  short-term investments                           2,858,716    (10,243,864)
  Net property and equipment purchased            (4,154,528)    (1,081,714)
  Investment in Underwriters Indemnity Holdings  (40,700,000)             0
                                                 -----------    -----------
Net cash (used in)
  investing activities                           (53,967,701)   (20,649,924)
                                                 -----------    -----------

Cash Flows from Financing Activities
  Cash dividends paid                             (4,172,608)    (3,993,547)
  Proceeds from issuance of notes payable         36,330,603     13,891,250
  Change in contributed capital                      302,696         60,639
  Fractional shares paid                                  --        (16,099)
  Treasury shares purchased                      (15,621,052)   (13,288,543)
  Unearned ESOP shares purchased                   2,500,999     (2,458,411)
                                                 -----------    -----------
Net cash provided by (used in)
  financing activities                            19,340,638     (5,804,711)
                                                 -----------    -----------
Net increase in cash                                       0              0
                                                 -----------    -----------
Cash at the beginning of the year                          0              0
                                                 -----------    -----------
Cash at September 30                             $         0    $         0
                                                 ===========    ===========

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

        The information furnished includes all adjustments and normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of a full year.

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

                           For the Nine-Month Period Ended September 30, 1999
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to             $24,070,064      10,193,015           2.36
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                  --          97,720
------------------------------------------------------------------------------

DILUTED EPS
Income available to common      $24,070,064      10,290,735           2.34
------------------------------------------------------------------------------

                           For the Nine-Month Period Ended September 30, 1998
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to             $20,179,514      10,562,051           1.91
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                  --         131,071
------------------------------------------------------------------------------

DILUTED EPS
Income available to common      $20,179,514      10,693,122           1.89
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

In October 1998, the AICPA issued Statement of Position (SOP) 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The method used for these contracts is referred to as deposit accounting. This SOP specifies that at inception, a deposit asset or liability should be recognized for insurance and reinsurance contracts accounted for under deposit accounting and should be measured based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer or reinsurer, irrespective of the experience of the contract. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not have any insurance or reinsurance contracts that are required to be accounted for under the deposit method as of September 30, 1999.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 1999 and 1998 is presented below.


        SEGMENT DATA--(in thousands)            EARNINGS            REVENUES
                                            1999        1998     1999      1998
                                            ----        ----     ----      ----
        Property                           12,963      14,540   37,902    40,196
        Casualty                           (1,711)     (2,068)  87,473    52,629
        Surety                              1,806      (1,061)  19,078    13,126
        Net investment income              19,165      17,866   19,165    17,866
        Realized gains                      4,523         671    4,523       671
        General corporate expense
          and interest on debt             (5,289)     (4,424)
        Equity in earnings of
          unconsolidated investee           1,428       1,428
                                           ------      ------

        Total segment earnings before
          income taxes                     32,885      26,952
                                           ------      ------

        Income taxes                        8,815       6,773
                                           ------      ------

        Total                              24,070      20,179  168,141    124,488
                                           ------      ------  -------    -------

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 86% of the Company's total revenue for the nine months ended September 30, 1999.

BUSINESS COMBINATION - PURCHASE ACCOUNTING

On January 29, 1999, RLI Insurance Company purchased Underwriters Indemnity Holdings (UIH) for $40.7 million. The purchase was financed entirely through short-term debt. UIH is the insurance holding company for Planet Indemnity Company and Underwriters Indemnity Company. As a property/casualty insurance group these companies have combined to offer primarily surety and inland marine coverages on commercial risks relating to the exploration, drilling, producing and gathering activities of the oil and gas industry. Also provided to a lesser degree were control of well and general liability insurance. The genuine value of this operation was found almost exclusively in the surety operations, which approximated $35 million. The casualty book was considered incidental to the overall business while the property business contained deficient premiums to an unknown extent. All property coverages are being non-renewed in accordance with allowable policy provisions.

The acquisition is being accounted for under the purchase method of accounting for business combinations. Accounting guidance derived primarily from APB 16 regarding business combinations dictates that the purchase price be allocated to the assets acquired less liabilities assumed with any excess being recorded as goodwill. The allocation of the purchase price results in goodwill of $31.8 million that will be amortized over 20 years.


NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $278.4 million for the first nine months of 1999 compared to $233.1 million for the same period in 1998. Gross writings of the Insurance Group improved 18.7% over 1998 levels fueled by a $30 million increase in casualty premiums. Consolidated revenue for the first nine months of 1999 increased $43.7 million or 35.1% from the same period in 1998. Net premiums earned alone increased 36.3% due to the Group's implementation of a combined casualty reinsurance contract, which resulted in increased retentions of premium while eliminating ceding commissions. Net investment income improved 7.3% to $19.2 million. Realized investment gains totaled $4.5 million for the first nine months of 1999 compared to $700,000 for the same period in 1998 due to the strategic sale of several equity positions in the second and third quarters.

The net after-tax earnings for the first nine months of 1999 totaled $24.1 million, $2.34 per diluted share, compared to $20.2 million, $1.89 per share, for the same period in 1998. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $21.1 million, $2.05 per share, compared to $19.7 million, $1.85 per share, for the same period in 1998.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $10.5 million, $1.02 per share, compared to $21.4 million, $2.00 per share, for the same period in 1998. Unrealized losses, net of tax, for the first nine months of 1999 were $13.6 million, $1.32 per share compared to unrealized gains of $1.2 million, $0.11 per share, for the same period in 1998. The decline in the stock market in the first and third quarters of 1999 accounted for the decrease in unrealized gains.

RLI INSURANCE GROUP

Gross written premium for the Group increased by $40.1 million to $254.7 million for the first nine months of 1999 compared to $214.6 million for the same period in 1998. This 18.7% improvement came from the casualty and property segments where various growth initiatives are taking effect. Profitability increased with $13.1 million in pretax underwriting profit compared to $11.4 million last year. The GAAP combined ratio was 91.0 for the first nine months of 1999 compared to
89.2 for the first nine months of 1998. This increase is the result of an increase in the loss ratio to 48.6 for the first nine months of 1999 from 45.1 for the same period in 1998. Partially offsetting this increase was a decrease in the expense ratio to 42.4 through September 30, 1999, compared to 44.1 through September 30, 1998.

The Group's property segment increased premium writings by 11.8% in the first nine months of 1999. Difference in conditions (DIC) premiums continue to decline as a result of rate reductions. This trend was offset by a 37% increase in fire premiums in the first nine months along with some production from new product lines. The property segment generated pre-tax underwriting profits of $13.0 million for the first nine months of the year compared to $14.5 million last year. This decline in profitability reflects the increasing mix of fire lines with higher loss ratios relative to the DIC book with lower loss ratios. This is also reflected in the 1999 combined ratio of 65.8 compared to 63.8 a year ago.

Casualty segment gross written premiums were $137.0 million for the first nine months of 1999 compared to $107.0 million for the prior year. The driving forces behind this improvement were increases in the commercial umbrella product of $10.8 million and the transportation product of $9.7 million. At the beginning of 1999 a combined casualty reinsurance contract was implemented to take advantage of the growth in premiums and improved economies of scale. This arrangement will result in assuming less exposure per risk while improving the overall combined ratio of this segment. Although there are no ceding commissions recognized with this agreement, the Group retains more premium. This was evidenced by the GAAP combined ratio falling to 102.0 for the first nine months compared to 104.0 last year. This new reinsurance contract will also improve cash flow and thereby generate additional investment income in the future. Even at a combined ratio of 102.0, the management of the Company believes reserves to be adequate and a significant source of future earnings potential from investment income.

Surety segment gross written premiums stayed steady at $23.5 million for the first nine months of 1999 compared to $23.4 million for the same period in 1998. This stable trend was the result of the Company's disassociation with a particular producer late in 1998, offset by $5.7 million in premium for the period from the newly acquired surety operation in Houston - Underwriters' Indemnity. The GAAP combined ratio for the surety segment has dropped sharply to
90.5 in the first nine months from 108.1 a year ago. A charge of $2.6 million related to unfavorable loss development late in the third quarter of 1998 on the contract surety book caused the loss ratio to increase to 40.8. Without the effect of this charge the loss ratio would have been 20.9, which is more in line with the loss ratio of 19.3 experienced through the first nine months of 1999.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $19.2 million during the first nine months of 1999, an increase of 7.3% over that reported for the same period in 1998. The increase is primarily due to the company's overall premium growth as well as the impact of the first quarter acquisition of Underwriters Indemnity Holdings, Inc.

Invested assets at September 30, 1999 decreased by $1.6 million, or 0.2%, and are relatively unchanged from December 31, 1998. For the nine months ended September 30, 1999, the Company experienced a $20.9 million pre-tax unrealized loss on its investment portfolio. Short-term investments decreased to $44.0 million down $8.0 million from December 31, 1998.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 95% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                               1999                1998
                                               ----                ----
                  Taxable                      6.55%               6.54%
                  Non-taxable                  4.76%               4.96%

Yields on taxable securities are relatively unchanged from the same period last year as maturity proceeds have been reinvested with similarly yielding securities. A decrease in non-taxable yields resulted from proceeds of numerous calls on higher yielding holdings being replaced with lower yielding municipals.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $20.9 million for the first nine months of 1999 compared to net unrealized gains before tax of $1.9 million for the same period in 1998. The 1999 year-to-date loss reflects stock market fluctuations and the impact of an increasing interest rate environment. Net unrealized gains before tax were $148.6 million and $169.5 million at September 30, 1999 and December 31, 1998, respectively. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $2.9 million for the first nine months of 1999, a $1.2 million increase from the same period in 1998. This change is related to an increase in outstanding debt balances, primarily due to the January 1999 acquisition of Underwriters Indemnity Holdings, Inc. At September 30, 1999, outstanding short-term debt totaled $79.5 million.

INCOME TAXES

The Company's effective tax rate for the first nine months of 1999 was 27% compared to 25% for the same period in 1998. This increase is primarily due to goodwill amortization from the acquisition of Underwriters' Indemnity in 1999 not being deductible for tax purposes. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 1999 and 1998 as a result of the following:

                                            1999                  1998
                                       Amount      %          Amount      %
                                       ------     ---         ------     ---
Provision for income taxes at
  the statutory rate of 35%        $11,509,766    35%     $ 9,433,291    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,916,438)  ( 6%)     (1,661,771)   (6%)
  Dividends received deduction      (1,120,546)  ( 3%)     (1,048,852)   (4%)
  Dividends paid deduction            (183,071)  ( 1%)       (172,078)   (1%)
  Goodwill amortization                280,707     1%             --      -
  Other items, net                     244,564     1%         222,155     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 8,814,982    27%     $ 6,772,745    25%

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

During the first nine months of 1999, the Company repurchased 470,200 of its outstanding shares at a cost of $15.6 million. This repurchase program has been funded through operating cash flow and short-term borrowings. These treasury shares are reflected as a separate component of shareholders' equity.

Third quarter 1999 operating cash flow continues to show improvement over the same period in 1998. The Company's premium growth along with the impact of the new global casualty reinsurance treaty contributed to this increase.

At September 30, 1999 the Company had short-term investments, cash and other investments maturing within one year, of approximately $79.0 million and additional investments of $130.3 million maturing within five years. The Company maintains one source of credit, a $30.0 million line of credit, available on a secured or unsecured basis that cannot be canceled during its annual term. As of September 30, 1999, the Company had $19.6 million in outstanding short-term borrowings on this facility. Additionally, the Company was party to five reverse repurchase transactions totaling $59.4 million and other miscellaneous short-term debt of $500,000.

Management believes that cash generated by operations, cash generated by investments, and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.


OTHER MATTERS

The Year 2000 (Y2K) issue is a result of computerized systems, including both hardware and software systems, using a two-digit format, as opposed to four digits, to indicate the year in date fields. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

In 1997, the Company began work on a five-phase program for Y2K compliance. Phase I was to identify those primary and mission-critical business systems, those essential to continuing operations, which presented Y2K issues. This phase was a four-month process beginning in August of 1997. Phase II was to form a committee by business unit to identify all secondary and general infrastructure issues which would need to be addressed for Y2K compliance. This phase began in December of 1997 and was completed in April of 1998, with the evaluation and initial identification of secondary Y2K exposures, which needed attention. Phase III was the modification and testing of mission-critical systems identified in Phase I. Phase III included changes to the Company's property and casualty systems, accounts receivable, custom business processing, general ledger, accounts payable, external business interfaces, digital image processing and accounting interface systems. The status of completion of Phase III is discussed below. Phase IV, which began in May 1998, included the development of plans to address secondary infrastructure issues, line of business strategies to address exposures associated with the Company's insurance products and a process to survey key vendors and business partners. This phase has extended into the third quarter of 1999 and is targeted for completion in November of 1999. Phase V is designed to refine operational and contingency plans for Y2K cut-over. This phase began in the first quarter of 1999 and carries through the first quarter of the year 2000. Items carried through the first quarter of the year 2000 are considered non-critical and incidental to the Company's operations.

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

The types of insurance that may be the subject of claims arising from Y2K losses include property, directors & officers' liability, miscellaneous professional liability, and other casualty. Although uncertainty exists with respect to legal interpretations of Y2K liability, it is anticipated that if Y2K claims are received, the majority will stem from directors & officers, miscellaneous professional liability and property policies, in terms of both frequency and severity. The Company has formulated a Y2K questionnaire to be completed at the time of initial policy application and renewal. Each application is individually underwritten, and responses on the Y2K questionnaire are a component of the underwriter's determination whether to offer coverage and if so, to what extent. A Y2K exclusion has been drafted and is available for underwriters' use if needed. Additionally, a Y2K team of underwriters and claims personnel have been assembled to prepare for the proper handling of Y2K claims. All claims are handled on an individual basis in accordance with policy terms and conditions. The Company has developed an insurance coverage position statement, which is being sent out to inquiries from producers and insureds. Individuals or entities requiring information on the Company's position with Y2K matters may reference the current statement on the Company's Internet site at www.rlicorp.com.

As an element of Phase V, the Company has system contingency services contracted through a major third-party provider and successfully conducted a Y2K test for critical systems in June of 1999. The Company continues to enhance and update the present business contingency plan to address specific Y2K related exposures. The specific requirements associated with a Y2K operational support plan for the millennium weekend, including on-site staff and on-call support will be communicated in a detailed plan by mid-November of 1999. Management and control of new or developing Y2K exposures will continue through the first quarter of 2000.

The Company has incurred $1.2 million in expenses to complete the core system modifications for Y2K. It required over 26,000 hours of technical staff effort and changes to systems representing 12.5 million lines of program code. It was originally estimated that the Company would incur an additional $300,000 of expenses in 1999 to upgrade telephone systems, corporate e-mail solutions, and to ensure the necessary services are in place for contingency efforts. The Company implemented new e-mail solutions in April of 1999 and new corporate phone system and switch in May of 1999. As of this date the company has incurred approximately $250,000 of the estimated additional expenses with a remaining estimated $80,000 to be incurred late in 1999 and early 2000. Actual expenses are not significantly greater than those originally forecasted for 1999.

A re-evaluation of all personal computer hardware, network components and software began in May of 1999 and was completed by the end of October 1999. Presently, all network servers are Y2K compliant and 75% of personal computer workstations have been evaluated and remedied. The Company conducted a successful Y2K simulation, cutover and operation of core business systems during a disaster recovery test in June of 1999.

Executive management is continuing to place focus and emphasis on eliminating major issues associated with potential Y2K related failures and as of this date has not experienced Y2K related problems.


THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

Consolidated gross sales totaled $100.1 million for the third quarter of 1999 compared to $80.0 million for the same period in 1998. As detailed in the discussion of RLI Insurance Group that follows, third quarter 1999 gross premiums improved $17.3 million, or 23.4%, over third quarter 1998 levels. Consolidated revenue for the third quarter of 1999 increased $17.8 million, or 42.3%, from the same period in 1998. Net premiums earned in the third quarter of 1999 improved $15.0 million compared to 1998, and investment income and investment gains improved $2.8 million over third quarter 1998 levels.

The net after-tax earnings for the third quarter of 1999 totaled $8.5 million, $0.84 per diluted share, compared to $5.6 million, $0.53 per share, for the same period in 1998. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, improved to $7.0 million, $0.69 per share, compared to $5.6 million, $0.53 per share, for the same period in 1998.

Comprehensive losses, which includes net earnings plus unrealized losses net of tax, totaled $12.7 million, $1.26 per share, compared to $10.8 million, $1.02 per share, for the same period in 1998. Unrealized losses, net of tax, for the third quarter of 1999 were $21.2 million, $2.10 per share compared to $16.3 million, $1.55 per share, for the same period in 1998. This increase in losses is attributable to the stock market declines of August and September, 1999.


RLI INSURANCE GROUP

Gross written premium for the third quarter of 1999 totaled $91.1 million, compared to $73.8 million reported for the same period in 1998. Much of this improvement came from the casualty segment as mentioned previously. Pretax underwriting profit increased to $4.5 million in the third quarter of 1999 compared to $1.7 million for the same period last year. This equates to GAAP combined ratios of 91.2 for the third quarter of 1999 compared to 95.3 for the third quarter of 1998.

Property segment gross written premiums increased by 19.9% to $33.1 million in the third quarter of 1999. This is due to a 43% increase in fire premiums to $10.7 million for the third quarter of 1999, compared to $7.5 million for the same period in 1998, as well as some production from new product lines. Property segment underwriting profits were $4.0 million for the third quarter of the year compared to $3.9 million last year. The GAAP combined ratio for the property segment increased to 69.3 for the third quarter of 1999 compared to 68.0 for the same period last year. This increase was due to the increasing mix of fire lines with higher loss ratios, as mentioned previously.

Gross written premiums for the casualty segment were $48.1 million for the third quarter of 1999 compared to $39.1 million for the prior year. This is primarily due to the increases in the commercial umbrella and the transportation products mentioned previously. Commercial umbrella gross written premium increased by $2.4 million and the transportation product by $4.0 million from the third quarter of 1998. The GAAP combined ratio fell slightly to 101.6 for the third quarter compared to 102.1 last year.

The Group's surety segment gross written premiums increased by 40.0% to $9.9 million for the third quarter of 1999 compared to $7.1 million for the same period in 1998. This increase was primarily due to $2.4 million in premium for the quarter from Underwriters' Indemnity in Houston. The GAAP combined ratio for the surety segment fell to 85.6 in the third quarter from 137.7 a year ago. This was the result of the charge to reserves late in the third quarter of 1998, as mentioned previously. Without the effect of this charge, the GAAP combined ratio would have been 84.8, which is more in line with the 85.6 combined ratio realized for the third quarter of 1999.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.7 million during the third quarter of 1999, an increase of 9.0% over that reported for the same period in 1998. This is the result of an increase in cash flow due to the Company's premium growth and the impact of the new global casualty reinsurance treaty.

In addition, the Company recognized realized investment gains of $2.3 million in the third quarter of 1999 compared to $32,000 in the third quarter of 1998. Third quarter of 1999 includes the sale of certain equity securities, as discussed previously.


INCOME TAXES

The Company's effective tax rate for the third quarter of 1999 was 29% compared to 22% for the same period in 1998. This increase is due to goodwill amortization from the acquisition of Underwriters' Indemnity in 1999 not being deductible for tax purposes, as well as an increase in underwriting income for the quarter, which is taxed at 35%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 1999 and 1998 as a result of the following:

                                            1999                  1998
                                       Amount      %         Amount       %
                                       ------     ---        ------      ---
Provision for income taxes at
  the statutory rate of 35%        $ 4,179,201    35%     $ 2,498,026    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income          (652,423)   (5%)       (578,181)   (8%)
  Dividends received deduction        (368,891)   (3%)       (349,255)   (5%)
  Dividends paid deduction             (62,533)   (1%)        (59,927)   (1%)
  Goodwill amortization                280,707     2%              --     -
  Other items, net                      93,021     1%          48,057     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 3,469,082    29%     $ 1,558,720    22%

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

The Company's primary risk exposures are to changes in interest rates and equity prices, as it has no derivatives or foreign exchange risk as of September 30, 1999.


INTEREST RATE RISK

The Company's primary exposure to interest rate risk is with its fixed income investment portfolio, but on a smaller scale, it also incurs similar risk with its short-term debt instruments.

Modified duration analysis is used to measure the sensitivity of the fixed income investment portfolio to changes in interest rates, providing a measure of price percentage volatility. The Company attempts to minimize interest rate risk by matching the duration of its assets to that of its liabilities. The Company limits the impact of changes in interest rates on its financial statements by designating a majority of the fixed income holdings as held-to-maturity. This designation is chosen for the securities for which the Company has the intent and ability to hold to stated maturity. These securities are carried at amortized cost and, except for declines that are other than temporary, changes in fair market value are not reflected on the financial statements. As of September 30, 1999, the Company had classified 86% of its fixed income securities portfolio as held-to-maturity. The balance of the Company's fixed income portfolio is classified as either available-for-sale or trading.

Interest rate risk could also impact the Company's income statement due to its impact on interest expense. The Company's current debt obligations are short term in nature with no long-term debt outstanding as of September 30, 1999. As a result, the Company assumes interest rate risk in its ability to refinance these short-term debt obligations. Any rise in interest rates will cause interest expense to increase, assuming debt is maintained at current levels.


EQUITY PRICE RISK

Equity price risk is the potential that the Company will incur economic loss due to the decline of common stock prices. Beta analysis is used to measure the sensitivity of the Company's equity portfolio to changes in the value of the S&P 500 index (an index representative of the broad equity market). As measured from December 31, 1981 to September 30, 1999, the Company's equity portfolio has a beta of 0.68 in comparison to the S&P 500. This low beta statistic reflects the Company's long term emphasis on maintaining a conservative, value oriented, dividend-driven equity investment philosophy. Historically, dividend-paying common stocks have demonstrated superior down-market performance characteristics.

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


SENSITIVITY ANALYSIS

The tables below detail information on the market risk exposure for the Company's financial investments as of September 30, 1999. Listed on each table is the September 30, 1999 market value for the Company's assets and the expected reduction in market value, given the stated hypothetical events. This sensitivity analysis assumes that the composition of the Company's assets remains constant over the period being measured and that interest rate changes are reflected uniformly across the yield curve. The analysis does not consider any action the Company would undertake in response to changes in market conditions. For purposes of this disclosure, securities are divided into two categories: those held for trading purposes and those held for non-trading purposes. The examples given are not predictions of future market events, but rather illustrations of the impact such events may have on the market value of the Company's investment portfolio.

As of September 30, 1999, the Company's fixed income portfolio had a market value of $353.7 million. This sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their September 30, 1999 levels, with all other variables held constant. Such scenarios would result in decreases in the market value of the fixed income portfolio of $14.2 million and $27.7 million, respectively. Due to the Company's use of the held-to maturity designation for a majority of the fixed income portfolio, the balance sheet impact of these scenarios would be much lower. The income statement would only be affected by holdings designated as trading.

As of September 30, 1999, the Company's equity portfolio had a market value of $277.8 million. This base sensitivity analysis uses market scenarios of the S&P 500 index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the market value of the equity portfolio of $18.9 million and $37.8 million, respectively. As the Company designates all common stocks as available-for-sale, these market value declines would impact the Company's balance sheet.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 index, the market value of the Company's assets will increase from their present levels by the indicated amounts.

The income statement will also be impacted by interest expense. As of September 30, 1999, the Company had $79.5 million in short term debt obligations. Assuming this debt level remains constant, a hypothetical 100 basis point increase in interest rates would increase the Company's annual interest expense by $800,000 and a 200 basis point increase would increase annual interest expense by $1.6 million. Conversely, falling interest rates would result in equivalent reductions in interest expense. These numbers are not included in the following tables.

TABLE 1 (IN THOUSANDS)
Effect of a 100 basis point increase in interest rates and a 10% decline in the S&P 500:

                                                 9/30/99             Interest       Equity
                                               MKT. VALUE           RATE RISK        RISK
                                               ----------           ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities             $  7,702             ($   253)          --
     Total Trading                             $  7,702             ($   253)          --
Held for Non-Trading Purposes
         Fixed Maturity Securities             $345,951              ($13,934)          --
         Equity Securities                     $277,838                  --         ($18,893)
         Total Non-Trading                     $623,789              ($13,934)      ($18,893)
Total Trading & Non-Trading                    $631,491              ($14,187)      ($18,893)


TABLE 2 (IN THOUSANDS)
Effect of a 200 basis point increase in interest rates and a 20% decline in the S&P 500:

                                                 9/30/99             Interest       Equity
                                               MKT. VALUE           RATE RISK        RISK
                                               ----------           ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities             $  7,702              ($   492)          --
         Total Trading                         $  7,702              ($   492)          --
Held for Non-Trading Purposes
         Fixed Maturity Securities             $345,951              ($27,177)          --
         Equity Securities                     $277,838                  --         ($37,786)
         Total Non-Trading                     $623,789              ($27,177)      ($37,786)
Total Trading & Non-Trading                    $631,491              ($27,669)      ($37,786)

TABLE 3 (IN THOUSANDS)
Effect of a 100 basis point decrease in interest rates and a 10% increase in the S&P 500:

                                                 9/30/99             Interest       Equity
                                               Mkt. Value           Rate Risk        Risk
                                               ----------           ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities             $  7,702              $    261           --
         Total Trading                         $  7,702              $    261           --
Held for Non-Trading Purposes
         Fixed Maturity Securities             $345,951              $ 13,008           --
         Equity Securities                     $277,838                  --         $ 18,893
         Total Non-Trading                     $623,789              $ 13,008       $ 18,893
Total Trading & Non-Trading                    $631,491              $ 13,269       $ 18,893

TABLE 4 (IN THOUSANDS)
Effect of a 200 basis point decrease in interest rates and a 20% increase in the S&P 500:

                                                 9/30/99            Interest         Equity
                                               Mkt. Value           Rate Risk         Risk
                                               ----------           ---------       ------
Held for Trading Purposes
         Fixed Maturity Securities               $7,702                $513              --
         Total Trading                           $7,702                $513              --
Held for Non-Trading Purposes
         Fixed Maturity Securities             $345,951             $25,479              --
         Equity Securities                     $277,838                  --         $37,786
         Total Non-Trading                     $623,789             $25,479         $37,786
Total Trading & Non-Trading                    $631,491             $25,992         $37,786

                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Not Applicable

    (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RLI Corp.


                                     /s/ Joseph E. Dondanville
                                     ----------------------------------
                                     Joseph E. Dondanville
                                     Vice President, Chief Financial Officer
                                     (Duly authorized and Principal
                                     Financial and Accounting Officer)

Date: November 11, 1999