Form 10-K
period 1999-12-31
RLI CORP
filed 2000-03-29
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934    For the fiscal year ended       DECEMBER 31, 1999
                                     -------------------------------------------
                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________to_____________________________

Commission File Number                        0-6612
                       ---------------------------------------------------------

                                    RLI CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
          Illinois                                       37-0889946
----------------------------                  -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  9025 North Lindbergh Drive, Peoria, Illinois                  61615
  --------------------------------------------                ----------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (309) 692-1000
                                                   -----------------------------


Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock $1.00 par value                 New York Stock Exchange

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
                                                           X  Yes            No
                                                          --  ---            --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 29, 2000 as reported on the New York Stock Exchange, was $228,813,650. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $1.00 par value, on February 29, 2000 was 9,873,346.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Annual Report to Shareholders for the past year ended December 31, 1999, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant's definitive Proxy Statement for the 2000 annual meeting of security holders to be held May 4, 2000, are incorporated herein by reference into Part III of this document.

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

(b)  Financial Information about Industry Segments

     Selected information about industry segments is included herein as Item I.

(c)  Narrative Description of Business

                               RLI INSURANCE GROUP

     RLI Insurance Group is composed primarily of four main insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Underwriters Indemnity Company ("UIC"), a subsidiary of RLI Insurance Company, writes multiple lines insurance on an admitted basis in Alabama, Arkansas, Delaware, District of Columbia, Georgia, Idaho, Illinois, Kansas, Kentucky, Mississippi, Missouri, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wyoming and surplus lines in California, Colorado, Hawaii, Indiana, Louisiana, Montana, Nevada, Ohio, Oklahoma, Pennsylvania, Washington and Wisconsin. Planet Indemnity Company ("PIC"), a subsidiary of UIC, writes multiple lines insurance on an admitted basis in Colorado, Florida, Idaho, Illinois, Michigan, North Dakota and Pennsylvania and surplus lines in Alabama, California, District of Columbia, Georgia, Hawaii, Indiana, Kansas, Kentucky, Missouri, Nebraska, Ohio, Oregon, South Dakota, Texas, Washington, West Virginia and Wyoming. Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd. and Underwriters Indemnity General Agency, Inc.

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

     In response to the soft market conditions of the 1980's, which were characterized by severe rate competition and excess underwriting capacity, the Company limited its writings in specialty property and casualty lines and terminated certain lines and sources of production.

     Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. Since 1987, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition. As a result of catastrophic losses, such as Hurricane Andrew and the Northridge Earthquake, property rates hardened in California, Florida and the wind belt, but remained soft in other areas of the country. In 1994 and 1995, rates hardened and premium growth was achieved in the commercial property book of business. Otherwise, rates for property and casualty lines have declined over time. To maintain profitability, underwriters have tightened selection criteria, broadened their focus to other market segments and given up business where rates dropped too low. At the end of 1999, a trend emerged of modest firming in the pricing of branch office business which may indicate an improvement in industry underwriting discipline.

     The Company initially wrote specialty property and casualty insurance through independent underwriting agents. The Company opened its first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Markets Division and the Surety Division. The Company produces business under agreements with underwriting general agents. Additional underwriting agents are accepted under the auspices of Company product vice presidents. The majority of the specialty property and casualty business is marketed through the Specialty Markets and Surety divisions and branch offices located in Los Angeles, California; San Francisco, California; Glastonbury, Connecticut; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Overland Park, Kansas; Boston, Massachusetts; St. Paul, Minnesota; New York City, New York; Dallas, Texas; Houston, Texas; and Seattle, Washington.

     The following table provides for the year ended December 31, 1999 the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 1999, no other state accounted for more than 2% of total direct premiums earned for all product lines.


                                   Direct Premiums
     State                             Earned          Percent of Total
     -----                         ---------------     ----------------
     California                     $105,965,001            33.73%
     Florida                          28,442,387             9.05
     Texas                            27,151,684             8.64
     New York                         22,643,181             7.21
     Hawaii                           12,284,316             3.91
     Ohio                              9,145,312             2.91
     Illinois                          7,832,312             2.49
     Georgia                           7,327,841             2.33
     New Jersey                        7,111,305             2.26
     All Other                        86,207,438            27.47
                                   ---------------     ----------------

     Total direct premiums          $314,110,777           100.00%
                                    =============      ================

     The Company presently underwrites selected property and casualty insurance primarily in the following lines:

A.       PROPERTY SEGMENT

         1. COMMERCIAL PROPERTY. The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages written in the United States and abroad. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. The Company also writes boiler and machinery and ocean marine insurance under the same management as commercial property. The Alpharetta, Boston, Chicago, Dallas, Houston, Los Angeles and San Francisco branch offices are responsible for underwriting this coverage. In 1999, 1998 and 1997 net earned premiums totaled $43,918,000, $42,281,000 and $48,799,000, or 19%, 25% and 29%, respectively, of the Company's consolidated revenues.

         2. HOMEOWNERS/RESIDENTIAL PROPERTY. In 1997, the Company assumed a highly profitable book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $6,850,000, $9,689,000 and $13,229,000, or 3%, 6% and 8% of the Company's consolidated revenues for 1999, 1998 and 1997, respectively.

         3. OTHER. The Company acquired property business as a part of the acquisition of Underwriters Indemnity Holdings on January 29, 1999. All property coverages associated with this business are being non-renewed in accordance with allowed policy provisions. In 1999, net earned premiums totaled $622,000 or less than 1% of the Company's consolidated revenue.


B.       SURETY SEGMENT

         4. SURETY. The Company underwrites this product line from the Home Office in Peoria and through our branch facilities in Dallas, Houston, New York and Seattle. The division focuses on writing contract bonds for small size contractors, energy-related business for oil and gas operators and a wide range of commercial surety bonds through the independent agency system. Net earned premiums totaled $25,412,000, $18,307,000 and $11,491,000, or 11%, 11% and 8% of
the Company's consolidated revenues for 1999, 1998 and 1997, respectively.


C.       CASUALTY SEGMENT

         5. GENERAL LIABILITY. The Company writes general liability coverages through its Los Angeles, Glastonbury, Chicago, Alpharetta and Dallas branch offices. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks. Net earned premiums totaled $31,149,000, $23,726,000 and $26,332,000, or 14%, 14%
and 16% of the Company's consolidated revenues for the years 1999, 1998 and 1997, respectively.

         6. COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Overland Park, St. Paul, Alpharetta, Glastonbury, Los Angeles and Dallas branch offices, and through an underwriting general agency in San Francisco. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $58,956,000, $29,086,000 and $22,566,000, or 26%, 17% and 12% of the
Company's consolidated revenues for the years 1999, 1998 and 1997, respectively.

         7. EXECUTIVE PRODUCTS. The Company produces financial products such as Directors' and Officers' Liability through underwriting facilities in Dallas, Los Angeles and New York City. The Company offers Miscellaneous Professional Liability for a variety of low to moderate classes of risks. D&O is a relatively small component of the overall P&C market, which has been subject to severe competition. Underwriters have relinquished market share rather than accept inadequate pricing. The package of coverages offered has been expanded to include a variety of coverages of interest to corporations and executives, such as Employment Practices Liability and Fiduciary

Liability. This is designed to give the product broader appeal. Net earned premiums totaled $2,647,000, $3,054,000 and $4,430,000, or 1%, 2% and 3% of the
Company's consolidated revenues for the years 1999, 1998 and 1997, respectively.

         8. PROGRAM BUSINESS. The Company began writing Program Business in 1998 with one Habitational Program offered through a broker in Parsippany, New Jersey. In 1999 offerings were expanded to include Farmowners coverage in three states written through a broker in Omaha, Nebraska. Primary package policies are the primary offerings in both programs. Expansion of these current programs and the introduction of new programs is planned for 2000. Program underwriting is headquartered in the Dallas branch office. Net earned premiums totaled $456,000 and $21,000 for 1999 and 1998, respectively.

         9. TRANSPORTATION. In 1997, the Company opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. Incidental, related insurance coverages are also offered, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $9,647,000 and $3,806,000, or 4% and 2% of the Company's consolidated revenues for 1999 and 1998, respectively.

         10. OTHER. Smaller programs offered by the Company include: excess medical, deductible buy-back, in-home business, personal automobile (Hawaii only), and employer's excess indemnity. Net earned premiums from these lines totaled $15,617,000, $12,354,000 and $9,907,000, or 6%, 6% and 5%
of the Company's consolidated revenues for the years, 1999, 1998 and 1997, respectively.

COMPETITION

         The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company is a leader in using the internet to conduct e-business for products that lend themselves to that approach. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continues to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995. Since 1996, competition reasserted itself and the Company reduced rates somewhat. Towards the end of 1999, a favorable trend emerged of price firming on commercial business, driven in part by the reinsurance market. The Company has continued to maintain its underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

RATINGS

         During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded to "A" (Excellent). During 1999, A.M. Best reaffirmed "A" ratings for both RLI Insurance Company and Mt. Hawley Insurance Company. Underwriters Indemnity Company's (an indirect subsidiary of the Company) A.M. Best rating for 1999 was "A-" (Excellent). Planet Indemnity Company's (an indirect subsidiary of the Company) A.M. Best rating for 1999 was "A-" (Excellent).

         During 1997, the Company, for the first time, applied for and received a claims-paying rating from Standard & Poor's. As a result, a rating of "A" (Good) was received for the combined insurance operation. In 1999, the "A" rating was upgraded to "A+", as Standard & Poor's cited the Company's strong operating performance, capitalization and risk management.

         A.M. Best ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) with some companies not being rated. Standard & Poor's ratings for the industry range from "AAA" (Superior) to "CC" (Default Expected). Publications of both A.M. Best and Standard & Poor's indicate that "A" and "A+" ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, both firms review the company's profitability, leverage and liquidity, as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

         As of December 31, 1999, the Company had no public debt outstanding; therefore, no debt rating existed.

REINSURANCE

         The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $129,886,000, $135,269,000 and $138,198,000 in 1999, 1998
and 1997, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

         The Company attempts to purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 1999, the Company had reinsurance recoverables on paid and unpaid losses and settlement expenses of $66,274,000 with American Re-Insurance Co. and $30,984,000 with Transatlantic Reinsurance Company (both companies rated "A++" (Superior) by A.M. Best Company). All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

         The following table sets forth the largest reinsurers in terms of amounts recoverable before reinsurance payables from such reinsurers as of December 31, 1999. Also shown are the amounts of written premium ceded by the Company to such reinsurers during 1999.

                                      GROSS REINSURER                               CEDED
                                       EXPOSURE AS OF        PERCENT             PREMIUMS        PERCENT
                                    DECEMBER 31, 1999       OF TOTAL              WRITTEN       OF TOTAL
                                   ------------------       --------           ----------       --------
American Re-Insurance Co.                 $66,274,000          21.75%          $5,946,000         5.31%
Transatlantic Reinsurance                  30,984,000          10.17            9,656,000         8.63
General Reins Corp.                        22,815,000           7.49            6,878,000         6.14
St. Paul Fire & Marine UK                  20,634,000           6.77              470,000          .42
Employer's Re                              14,948,000           4.91            4,140,000         3.70
Lloyd's Syndicates                         13,050,000           4.28           13,805,000        12.33
Houston Casualty Co                         8,539,000           2.80               10,000          .01
St. Paul Fire & Marine                      8,519,000           2.80            6,764,000         6.04
NAC Reinsurance Corporation                 8,013,000           2.63            3,981,000         3.56
Reliance Insurance                          6,920,000           2.27              454,000          .40

All other reinsurers                      104,026,000          34.13           59,847,000        53.46
                                          -----------          -----           ----------        -----

Total ceded exposure                     $304,722,000         100.00%        $111,951,000       100.00%
                                         ============         =======        ============       =======

         As of December 31, 1999, the Company held $17,851,000 in irrevocable letters of credit, $7,645,000 undertrust agreements and $1,930,574 in cash to collateralize a portion of the total amount recoverable.

         Since 1992, the Company has purchased non-proportional contracts. This allows the Company to retain a larger percentage of the premium and a larger portion of the initial loss risk. Under non-proportional reinsurance, the ceding company retains losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. Since 1989, through its various reinsurance programs, the Company has generally limited its maximum retained exposure on any one risk to $1,000,000. In 1999, the Company limited its maximum retained exposure on any one risk to $700,000. The Company seeks to limit its net aggregate exposure to a single catastrophic event to less than 10% of shareholders' equity by purchasing various types of reinsurance.

         In 1999, the Company's underwriting was supported by up to $250,000,000 in traditional catastrophe reinsurance protection. The Company continuously monitors and quantifies its exposure to earthquake risk, the most significant catastrophe exposure to the Company, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business. From both perspectives we consider the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent the greatest loss potential to the Company, which are expected to recur at average intervals of 100 years, or
6.5 magnitude, whichever is greater. The probability that an earthquake event would exceed our reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) is 2.18%. In addition, we examine the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model. The probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus is 0.39%. The total exposure of the Company, as measured by the catastrophe model output, is managed on a net of reinsurance basis to conform to the operating risk constraint adopted by the Company's Board of Directors.

         In 1999, the Company continued its innovative catastrophe reinsurance and loss financing program with Zurich Reinsurance NA (Zurich
Re). The program, called Catastrophe Equity Puts (CatEPuts)SM, augments the Company's traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to Zurich Re at a pre-negotiated rate in the event of a catastrophic loss, provided the loss does not reduce GAAP equity to less than $55.0 million. CatEPuts began as a multi-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted. If the Company exercises its option to put preferred shares to Zurich Re, then Zurich Re, in turn, has the option to reinsure certain business written by the Company on a prospective basis.

FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

         The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued; and companies continue to post underwriting losses but remain profitable through investment income gains. For 1999, the industry's statutory combined ratio is estimated to be 107.0, which represents a deteriorating trend. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

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

         BROKER BUSINESS. The largest volume of broker generated premium is Commercial Property, General Liability, Commercial Umbrella and Commercial Automobile. This business is produced through wholesale and retail brokers who are not affiliated with the Company.

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

         UNDERWRITING AGENTS. The Surety Division has authorized an underwriting general agency to underwrite contract surety business on behalf of RLI, primarily in Eastern states. An underwriting agency in San Francisco is authorized to underwrite commercial umbrella business in select Western states. An underwriting agency in New York is authorized to underwrite and handle claims for low limit deductible buy-backs on program business, primarily in the East. Other underwriting agencies have been designated to underwrite programs involving various selected commercial insurance products.

         These underwriting general agencies may receive some compensation through contingent profit commission. Otherwise, producers of business who are not Company employees are generally compensated on the basis of direct commissions with no provision for any contingent profit commission. There are a few volume incentives for producers handling association business, with the increased commission involved being tied to the program's underwriting profit. This represents less than 5% of the business.

         RETENTION LIMITS. The Company limits its net retention of single and aggregate risks through the purchase of reinsurance (see "Business -- RLI Insurance Group Segment -- Reinsurance"). The amount of reinsurance available fluctuates according to market conditions. Reinsurance arrangements are subject to annual renewal. Any significant reduction in the availability of reinsurance or increase in the cost of reinsurance could adversely affect the Company's ability to insure specialty property and casualty risks at current levels or to add to the amount thereof.

         CLAIMS ADJUSTMENT ABILITY. The Company has a professional claims management team with proven experience in all areas of multi-line claims work. This team supervises the handling and resolution of all claims and directs all outside legal and adjustment specialists on an individual claim and/or audit basis. Whether a claim is being handled by the Company's claim specialist or has been assigned to a local attorney or adjuster, detailed attention is given to each claim to minimize loss expenses while providing for loss payments in a fair and equitable manner.

         EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other insurance operating expenses as a percent of gross written premiums for the years 1999, 1998 and 1997 were 4%, 6% and 7%, respectively.

         ENVIRONMENTAL EXPOSURES. The Company is subject to environmental claims and exposures through its commercial umbrella, general liability and discontinued assumed reinsurance lines of business. Within these lines the Company's environmental exposures include environmental site cleanup, asbestos removal and mass tort liability. The majority of the exposure is in the excess layers of the Company's commercial umbrella and assumed reinsurance books of business.

         The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 1999, 1998 and 1997:


----------------------------------------------------------------------------------------------
Inception-to-date                                                      December 31
(in thousands)                                                1999        1998          1997
----------------------------------------------------------------------------------------------
Loss and Loss Adjustment
 Expense (LAE) payments
  Gross                                                     $22,565      $15,269      $11,570
  Ceded                                                     (13,671)      (9,354)      (7,646)
----------------------------------------------------------------------------------------------
  Net                                                        $8,894       $5,915       $3,924
==============================================================================================
Unpaid losses and LAE at end of year
  Gross                                                     $16,125      $18,226      $14,880
  Ceded                                                      (8,566)      (9,391)      (8,842)
----------------------------------------------------------------------------------------------
Net                                                          $7,559       $8,835       $6,038
==============================================================================================


         Although the Company's environmental exposure is limited as a result of entering liability lines after the industry had already recognized it as a problem, management cannot determine the Company's ultimate liability with any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability and standards of cleanup. Additionally, the Company participates primarily in the excess layers, making it even more difficult to assess the ultimate impact.

LOSSES AND SETTLEMENT EXPENSES

         Many years may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses insurers establish reserves, which are balance sheet liabilities. The reserves represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred.

         When a claim is reported the claims department establishes a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of professional claims personnel, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Estimates for losses incurred but not yet reported are determined on the basis of statistical information, including the Company's past experience. The Company does not use discounting (recognition of the time value of money) in reporting its estimated reserves for losses and settlement expenses.

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

         As part of the reserving process historical data is reviewed and consideration is given to the anticipated impact of various factors, such as legal developments and economic conditions, including the effects of inflation. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. Changes in reserves from the prior years' estimates are calculated based on experience as of the end of each succeeding year (loss and settlement expense development). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

         Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, management believes the Company's overall reserve levels at December 31, 1999 are adequate to meet its future obligations.

         The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 1999, 1998 and 1997.


                                                                                   Year Ended December 31,
                                                                        --------------------------------------------

(Dollars in thousands)                                                      1999             1998              1997
Unpaid losses and settlement
 expenses at beginning of year:

Gross                                                                   $415,523         $404,263          $405,801
Ceded                                                                   (168,261)        (155,711)         (157,995)
                                                                        --------         --------          --------
Net                                                                      247,262          248,552           247,806
                                                                         -------          -------           -------

Unpaid losses and settlement expenses:
 UIH, Inc. - Acquisition Date:
 Gross                                                                    74,979
 Ceded                                                                   (67,642)
                                                                         -------
 Net                                                                       7,337
                                                                           -----

Increase (decrease) in incurred losses and settlements expenses:

Current accident year                                                    101,053           68,131            61,771
Prior accident year                                                       (4,596)          (3,403)             (520)
                                                                          ------           -------             ----

       Total incurred                                                     96,457           64,728            61,251
                                                                          ------           ------            ------

Loss and settlement expense payments for claims incurred:

Current accident year                                                    (21,675)         (14,762)          (11,284)
Prior accident year                                                      (53,892)         (54,927)          (49,023)
                                                                         -------          -------           -------

       Total paid                                                        (75,567)         (69,689)          (60,307)
                                                                         -------          -------           -------

Insolvent reinsurer charged off (recovered)                               (1,000)           7,911              (627)
Loss reserves commuted                                                       425           (4,240)              429
                                                                             ---           ------               ---

Unpaid losses and settlement
 expenses at end of year:                                               $274,914         $247,262          $248,552
                                                                        ========         ========          ========

Unpaid losses and settlement
expenses at end of year:

Gross                                                                   $520,494         $415,523          $404,263
Ceded                                                                   (245,580)        (168,261)         (155,711)
                                                                        --------         --------          --------
Net                                                                     $274,914         $247,262          $248,552
                                                                        ========         ========          ========

         Explanation of significant components of reserve development by calendar year are as follows:

1997 During 1997, the Company experienced approximately $520,000 of favorable development on loss reserves. The development results from loss reserve adjustments in various lines of business. Reserve strengthening was necessary on the property line of business due to development on the Lender's Single Interest program. As a result, an increase of $1,465,000 was made to IBNR reserves. This increase, however, was offset by $1,985,000 of favorable development on the Company's other casualty, in-home business and surety bonding programs.

1998 During 1998, the Company experienced $3,403,000 of favorable development on loss reserves. This development was the net result of several reserve adjustments among various programs. Reserve strengthening of $2,600,000 to the surety line of business in the third quarter was offset by favorable development in, primarily, the personal umbrella product. Favorable development of approximately $3,000,000 on a deductible buy-back program resulted in a corresponding increase in contingent commissions and subsequently no impact on earnings.

1999 During 1999, the Company experienced $4,596,000 of favorable development on loss reserves. This development resulted from approximately $2,917,000 of favorable development in the property lines of business and approximately $1,679,000 of favorable development in the casualty lines of business. The favorable property development is a continuing result of the Northridge Earthquake claims from the 1994 accident year settling for less than the open reserves. Favorable development of $1.1 million on casualty claims resulted from claim settlements and reevaluations of case reserves during the accounting period which were, in the aggregate, less than the IBNR and case reserves established at the beginning of the period. The remaining $579,000 of casualty favorable development resulted from balances due from insolvent reinsurers that had previously been written off.

         The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves from 1990 through 1999. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

                                                         Year Ended December 31,
                                     ----------------------------------------------------------------

(Dollars in thousands)                  1990          1991         1992         1993         1994
                                        ----          ----         ----         ----         ----
                                     & prior
Net Liability for unpaid losses
  and Settlement expenses at
  end of year                       $111,152      $119,411    $ 140,248     $175,491     $204,771

Paid (cumulative) as of:
  One year later                      18,579        22,332       24,589       36,416       46,905
  Two years later                     35,963        37,763       46,342       63,675       73,972
  Three years later                   44,088        49,462       64,364       84,614      100,936
  Four years later                    52,322        57,085       78,994       96,741      121,834
  Five years later                    56,413        65,318       85,746      106,631      135,524
  Six years later                     62,989        70,270       92,689      114,777
  Seven years later                   66,254        75,668       97,164
  Eight years later                   71,373        80,700
  Nine years later                    76,602

Liability re-estimated as of:
  One year later                     101,251       108,249      128,600      166,666      218,499
  Two years later                     98,505       105,747      132,850      164,218      214,352
  Three years later                   95,690       107,777      132,376      157,286      212,964
  Four years later                    97,041       106,326      127,426      168,782      217,790
  Five years later                    96,490       100,968      140,536      163,127      207,355
  Six years later                     93,159       117,529      134,950      156,210
  Seven years later                   96,973       107,103      127,738
  Eight years later                   99,622       100,518
  Nine years later                    94,002
Net cumulative redundancy
  (deficiency)                       $17,150      $ 18,893    $  12,510    $  19,281    $  (2,584)

Gross liability                                               $ 268,043    $ 310,767    $ 394,966
Reinsurance recoverable                                        (127,795)    (135,276)    (190,195)
                                                               --------     --------     --------
Net liability                                                 $ 140,248    $ 175,491    $ 204,771

Gross re-estimated liability                                                            $ 412,014
Re-estimated recoverable                                                                 (204,659)
                                                                                         --------
Net re-estimated liability                                                              $ 207,355
Gross cumulative redundancy
  (deficiency)                                                                          $ (17,048)


                                                                    Year Ended December 31,
                                     ---------------------------------------------------------------------------

(Dollars in thousands)                   1995         1996          1997         1998         1999*        1999
                                         ----         ----          ----         ----         ----         ----

Net Liability for unpaid losses
  and Settlement expenses at
  end of year                        $232,308     $247,806      $248,552     $247,262        7,337     $274,914

Paid (cumulative) as of:
  One year later                       37,505       47,999        54,927       52,536        1,356
  Two years later                      75,485       85,342        98,188
  Three years later                   103,482      112,083
  Four years later                    121,312
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later

Liability re-estimated as of:
  One year later                      220,185      240,264       245,150      243,270        8,165
  Two years later                     228,636      242,865       248,762
  Three years later                   222,761      233,084
  Four years later                    210,876
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
Net cumulative redundancy
  (deficiency)                       $ 21,432     $ 14,722     $    (210)   $   3,992         (828)

Gross liability                      $418,986     $405,801      $404,263     $415,523      $74,979      520,494
Reinsurance recoverable              (186,678)    (157,995)     (155,711)    (168,261)     (67,642)    (245,580)
                                     --------     --------      --------     --------      -------     --------
Net liability                        $232,308     $247,806      $248,552     $247,262       $7,337      274,914

Gross re-estimated liability         $404,361     $411,280      $451,323     $424,884       81,972
Re-estimated recoverable             (193,485)    (178,196)     (202,561)    (181,614)     (73,807)
                                      -------      -------       -------      -------      -------
Net re-estimated liability           $210,876     $233,084      $248,762     $243,270        8,165
Gross cumulative redundancy
  (deficiency)                       $ 14,625     $ (5,479)     $(47,060)     $(9,361)     (6,993)

*Represents Underwriter's Indemnity's reserves acquired on January 29, 1999 and subsequent development thereon through December 31, 1999.

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


                                                                            Year Ended December 31,
                                             ------------------------------------------------------------------------------

(Dollars in thousands)                           1999              1998             1997              1996             1995
                                                 ----              ----             ----              ---              ----
Statutory net premiums written               $227,624          $145,701         $144,674          $130,908         $130,453

Policyholders' surplus                       $286,247          $314,484         $265,526          $207,787         $172,313

Ratio                                         .8 to 1           .5 to 1          .5 to 1           .6 to 1          .8 to 1

GAAP AND STATUTORY COMBINED RATIOS

The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).


                                                                            Year Ended December 31,
                                             ------------------------------------------------------------------------------

GAAP                                             1999              1998             1997              1996             1995
                                                 ----              ----             ----              ---              ----

Loss ratio                                       49.4              45.4             43.2              52.2             64.4

Expense ratio                                    41.8              42.8             43.6              35.2             43.1
                                                 ----              ----             ----              ----             ----

Combined ratio                                   91.2              88.2             86.8              87.4            107.5(1)
                                                 ====              ====             ====              ====            =====

(1) Excluding the effects of the Northridge Earthquake, the GAAP combined ratio for the year ended 1995 would have been 86.2.

     The Company also calculates the statutory combined ratio, which is not indicative of GAAP underwriting profits due to accounting for policy acquisition costs differently for statutory accounting purposes compared to GAAP. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written.

                                                                   Year Ended December 31,
                                        ---------------------------------------------------------------------------
Statutory                               1999              1998              1997             1996              1995
                                        ----              ----              ----             ----              ----
Loss ratio                              47.6 (4)          48.0              43.0             52.3              63.6

Expense ratio                           42.5 (4)          40.4              47.4             36.8              42.9
                                        --------          ----              ----             ----              ----

Combined ratio                          90.1 (4)          88.4              90.4             89.1             106.5 (3)
                                        ========          ====              ====             ====             ======

Industry combined ratio                106.7 (1)         106.0 (2)         101.9 (2)        106.1 (2)         106.5 (2)
                                                         -----             -----            -----             -----

(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 1999.

(2)  Source: A.M. Best Aggregate & Averages -- Property-Casualty (1999 Edition).

(3) Excluding the effects of the Northridge Earthquake, the statutory combined ratio for the year ended 1995 would have been 85.3.

(4) The ratios presented include the results of UIC and PIC only from the date of acquisition, January 29, 1999.


                                   INVESTMENTS

     The investment portfolios of the Company are managed by an Investment Committee of the Board of Directors. The Company follows an investment policy that is reviewed quarterly and revised periodically.

     The investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. For these reasons, RLI's primary investment criteria are quality and liquidity, followed by yield and potential for appreciation. Investments of the highest quality and marketability are critical for preserving the Company's claims paying ability. Virtually all of RLI's fixed income investments are U.S. Government or AA rated or better taxable and tax-exempt securities. Common stock investments are limited to securities listed on national exchanges and by the Securities Valuation Office of the National Association of Insurance Commissioners.

     During 1999, operating cash flows were used to acquire fixed income instruments composed primarily of intermediate-term municipal and U.S. Government and agency securities. RLI's mix of tax-exempt and taxable instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade municipal or U.S. Government or agency debt instruments. As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top two grades of investment security quality by Standard & Poor's and Moody's (i.e. AAA and AA). As of December 31, 1999, 98% of the fixed income portfolio was rated AA or better. Interest rate risk is limited by restricting and managing acceptable call provisions among new security purchases.

     The municipal bond component of the fixed maturity portfolio increased $16.0 million, to $188.1 million; and comprised 54.9% of the Company's total fixed maturity portfolio, up 2.6 percentage points from year-end 1998. The taxable U.S. Government and agency portion of the fixed income portfolio increased by $7.3 million to $151.0 million, or 44.1% of the total versus 43.7% at year-end 1998. Investment grade corporate securities totaled $3.4 million compared to $4.2 million at year-end 1998. The $8.9 million convertible debenture portfolio carried at year-end 1998 was liquidated in 1999 with proceeds directed to the fixed income portfolio.

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

     Aggregate maturities for the fixed maturity securities are as follows:


          MATURITY                            PAR        AMORTIZED              FAIR         CARRYING
              YEAR                          VALUE             COST             VALUE            VALUE
              ----                          -----             ----             -----            -----
              2000                   $ 34,530,000     $ 34,743,195      $ 34,919,444     $ 34,749,396
              2001                     22,205,000       22,565,491        22,604,337       22,527,407
              2002                     25,830,000       26,573,497        26,420,125       26,455,114
              2003                     38,285,000       38,665,708        37,701,560       38,539,076
              2004                     27,350,000       27,183,541        26,945,987       27,032,875
              2005                     33,800,000       34,095,710        34,047,352       33,992,017
              2006                     27,915,000       27,821,539        27,575,241       27,801,650
              2007                     24,480,000       24,442,956        23,894,149       24,359,352
              2008                     22,835,000       23,107,471        22,472,274       23,068,194
              2009                     27,855,000       27,814,396        27,579,013       27,808,512
              2010                     28,860,000       29,038,674        28,363,839       29,035,324
              2011                     12,700,000       12,555,108        12,146,215       12,530,076
              2012                      7,440,000        7,428,074         7,059,008        7,427,698
              2013                      6,095,000        6,124,747         5,640,032        6,021,769
              2014                        500,901          490,395           476,203          476,203
              2015                              0                0                 0                0
              2016                              0                0                 0                0
              2017                         35,000           37,383            36,726           36,726
              2018                              0                0                 0                0
              2019                              0                0                 0                0
              2020                              0                0                 0                0
              2021                              0                0                 0                0
              2022                              0                0                 0                0
              2023                              0                0                 0                0
              2024                              0                0                 0                0
              2025                         50,000           51,796            48,988           48,988
              2026                              0                0                 0                0
              2027                         40,000           42,934            41,092           41,092
              2028                        237,536          241,088           229,369          229,369
              2029                        347,005          338,995           331,666          331,666
                                          -------          -------           -------          -------

                                     $341,390,442     $343,362,698      $338,532,620     $342,512,504
                                     ------------     ------------      ------------     ------------

         At December 31, 1999, the Company's equity securities were valued at $284.6 million, a decrease of $11.9 million from the $296.5 million held at the end of 1998. During 1999, net common equity investments totaling $2.8 million were sold and pretax unrealized depreciation of equity securities totaled $15.3 million. Equity securities represented 41.2% of cash and invested assets at the end of 1999, a decrease from the 43.8% at year-end 1998. As of the year-end, total equity investments held at the operating companies represented 93.1% of the combined statutory surplus of the insurance subsidiaries.

         Combined cash and short-term investments totaling $64.1 million at year-end 1999 represented 9.3% of cash and invested assets versus 7.7% last year. The Company's short-term investments consist of U.S. Government and agency backed money market funds and the highest rated commercial paper.

         Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value. However, a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. RLI Corp. has chosen to carry most of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until their originally scheduled maturity dates. Consequently, fluctuations in the market value of most bonds are not reflected in the financial statements and do not affect shareholders' equity.

         The Company's investment results are summarized in the following table:


                                                                  Year Ended December 31,
                                    -------------------------------------------------------------------------------
(Dollars in Thousands)                  1999              1998              1997             1996              1995
                                        ----              ----              ----             ----              ----
Average invested assets (1)         $684,269          $640,576          $570,971         $504,773          $442,717

Investment income (2)(3)              26,015            23,937            24,558           23,681            22,029

Realized gains/(losses) (3)            4,467             1,853             2,982            1,017               457

Change in unrealized
appreciation/(depreciation) (3)(4)   (16,263)           36,183            55,760           25,033            36,037

Annualized return on average
invested assets                         2.1%              9.7%             14.6%             9.9%             13.2%

(1)      Average of amounts at beginning and end of each year.

(2) Investment income, net of investment expenses, including non-debt interest expense.

(3)      Before income taxes.

(4)      Relates to available-for-sale fixed maturity and equity securities.

                                     REGULATION

          STATE REGULATION

         As an insurance holding company, RLI Corp., as well as its insurance subsidiaries, are subject to regulation by the states in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer's state of domicile requires reporting to the state regulatory authority the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must be fair, and the insurer's policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

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

         The quarterly and annual financial reports to the states utilize accounting principles which are different from the generally accepted accounting principles that show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. The National Association of Insurance Commissioners
(NAIC) has recently developed a codified version of these statutory accounting principles, and its deployment in the near future will foster more consistency among the states for accounting guidelines and reporting.

         State regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may, among other things, require a firm to operate in the state through a corporation. In a few states, licenses are issued only to individual residents.

         COMMERCIAL LINES DEREGULATION -- The NAIC and several state legislatures have taken up the issue of commercial lines deregulation in an attempt to streamline specific areas of insurance regulation. A growing contingent in the regulatory community has acknowledged that some regulatory procedures and practices may be cumbersome and inappropriate for commercial buyers of insurance. Specifically, the large, sophisticated, multi-state or multinational businesses that employ their own teams of risk managers to evaluate, reduce and finance their loss exposures are less likely to need the form and rate protections that regulators provide consumers and small to medium business endeavors. And, while these large businesses may receive some benefit from the state financial regulation of licensed insurers, it has long been acknowledged that they do not need the protections addressed by the barriers to the surplus lines market and other nontraditional markets. Indisputably, deregulation of the licensed market will have an impact on the surplus lines insurance carriers, which have been free from form and rate requirements.

         USE OF CREDIT REPORTS IN UNDERWRITING -- Gains in access to electronic commerce, and the means to gather information more rapidly, have spurred regulators to take a second look at the use of consumer credit reports in underwriting and rate making. In some states, regulators charged with protecting insurance consumers from unfair trade practices are concerned that some consumers' risks may be underwritten based solely on their credit standing, and have sought to strengthen their laws and regulations to address this. This trend comes on the heels of Congress' re-tooling of the Fair Credit Reporting Act in 1997, which specifically addresses this issue, and permits the use of consumer credit reports in underwriting. The issue of federal preemption of state action in this arena has not been judicially addressed.

         FEDERAL REGULATION

         Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal preemption of state auto liability laws, tax reform measures, product liability and electronic commerce. The Company is also monitoring the following federal proposals:

         NATURAL DISASTER ACT--Recent natural disasters, including Atlantic Coast hurricanes, continue to fuel concern regarding the best way to provide affordable insurance coverage for such events. Congress has yet to pass legislation, but proposals to set up a system for federal relief to the industry continue to be discussed. Two Initiatives, "The Natural Disaster Protection and Insurance Act of 1997" (S.1361), and "The Homeowners Insurance Availability Act of 1997" (H.R. 21), focus on excess federal reinsurance. In 1999, both the House and Senate introduced versions of the "Policyholder Disaster Protection Act", which would permit insurers to build tax deferred catastrophe reserves. The Company will continue to monitor the progress of this issue.

         FINANCIAL SERVICES MODERNIZATION -- The Gramm-Leach-Bliley Act was signed into law by President Clinton on November 12, 1999. The principal focus of the Act is to facilitate affiliations among banks, securities firms and insurance companies. The Act amends the Federal Bank Holding Company Act by creating a new category of bank holding company known as a "financial holding company" to engage in activities that are "financial in nature," such as securities and insurance. The Act repealed the Glass-Steagall Act, which prohibited a Federal Reserve System member bank from being affiliated with a securities firm; repealed the Garn-St. Germain Act, which prohibited a bank holding company and its subsidiaries from selling or underwriting insurance; and repealed the Federal Bank Holding Company Act provisions that prohibited a director, officer or employee of a securities firm from serving as a director, officer or employee of a bank.

         NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS

         The National Association of Insurance Commissioners (NAIC) facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus.

         The NAIC has developed Property-Casualty Risk-Based Capital (RBC) standards that relate an insurer's reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company continues to monitor its subsidiaries' internal capital requirements and the NAIC's RBC developments. The Company has determined that its subsidiaries' capital levels are well in excess of the minimum capital requirements for all RBC action levels. Management believes that its capital levels are sufficient to support the level of risk inherent in its operations.

                        CORPORATE COMPLIANCE

         The Company has developed a Code of Conduct and Compliance Manual which provides employees with guidance on complying with a variety of federal and state laws.

                   AGENCY LICENSES AND TRADEMARKS

         Replacement Lens Inc., or its designated employees, must be licensed to act as resident or non-resident producers by regulatory authorities in the states in which it operates.

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

                                EMPLOYEES

         The Company employs a total of 458 associates. Of the 458 total associates, 64 are part-time and 394 are full-time.

(d)      Financial Information about Foreign and Domestic Operations and
Export Sales.

         For purposes of this discussion, foreign operations are not considered material to the Company's overall operations.

Item 2.  PROPERTIES

         The Company owns a two-story, 80,000 square foot building in Peoria, Illinois, which serves as the Corporate Headquarters for RLI Corp., RLI Insurance Company, Mt. Hawley Insurance Company, Underwriters Indemnity Company and Planet Indemnity Company. One RLI Insurance Company Branch Office also leases office space in this building.

         Located on the same 15.0 acre campus is a 12,800 square foot building. Nearly 9,800 square feet of this building are used as warehouse storage for records and equipment. The remaining 3,000 square feet are used as office/conference space.

         Additionally, the Company owns two other buildings located near the headquarter building. One, a 19,000 square foot building, is leased to a RLI Insurance Company Branch office, with the remaining 11,000 square feet being used for record storage.

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

                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Refer to the Corporate Data on page 53 of the Annual Report to Shareholders for the year ended December 31, 1999 attached in Exhibit 13.

Item 6.  SELECTED FINANCIAL DATA

         Refer to the Selected Financial Data on pages 52 through 53 of the Annual Report to Shareholders for the year ended December 31, 1999 attached in Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 25 of the Annual Report to Shareholders for the year ended December 31, 1999 attached in
Exhibit 13.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 25 of the Annual Report to Shareholders for the year ended December 31, 1999 attached in
Exhibit 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the consolidated financial statements and supplementary data included on pages 26 through 48 of the Annual Report to Shareholders for the year ended December 31, 1999 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 24.)

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

(b)      No reports on Form 8-K were filed during the last quarter of 1999.

(c)      Exhibits. See Exhibit Index on pages 34-35.

(d) Financial Statement Schedules. The schedules included on attached pages 24-33 as required by Regulation S-X are excluded from the Company's Annual Report to Shareholders. See Index to Financial Statements and Schedules on page 24. There is no other financial information required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:      /s/Joseph E. Dondanville
    ----------------------------------------------------------
          J. E. Dondanville
          Vice President, Chief Financial Officer
          (Principal Financial and Accounting Officer)

Date:    March 8, 2000
    ----------------------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Gerald D. Stephens
    ----------------------------------------------------------
          G. D. Stephens, President
          (Principal Executive Officer)

Date:    March 8, 2000
    ----------------------------------------------------------
          ********

By:      /s/Joseph E. Dondanville
    ----------------------------------------------------------
          J. E. Dondanville, Vice President,
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Date:     March 8, 2000
    ----------------------------------------------------------
          ********

By:      /s/Gerald D. Stephens
    ----------------------------------------------------------
          G. D. Stephens, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          ********

By:      /s/Bernard J. Daenzer
    ----------------------------------------------------------
          B. J. Daenzer, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          ********

By:      /s/William R. Keane
    ----------------------------------------------------------
          W. R. Keane, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          ********

By:      /s/Gerald I. Lenrow
    ----------------------------------------------------------
          G. I. Lenrow, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          * * * * *

By:      /s/Jonathan E. Michael
    ----------------------------------------------------------
          J.E. Michael, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          * * * * *

By:      /s/Edwin S. Overman
    ----------------------------------------------------------
          E. S. Overman, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          * * * * *

By:      /s/Edward F. Sutkowski
    ----------------------------------------------------------
          E. F. Sutkowski, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          * * * * *

By:      /s/Robert O. Viets
    ----------------------------------------------------------
          R. O. Viets, Director

Date:    March 8, 2000
    ----------------------------------------------------------
          * * * * *

                                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                 Reference (Page)
DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                                                               25

Schedules:

I.    Summary of Investments - Other than Investments in Related Parties
      at December 31, 1999.                                                                                  26

II.   Condensed Financial Information of Registrant for the three years
      ended December 31, 1999.                                                                          27 - 29

III.  Supplementary Insurance Information for the three years ended
      December 31, 1999.                                                                                30 - 31

IV.   Reinsurance for the three years ended December 31, 1999.                                               32

V.    Valuation and Qualifying Accounts                                                                      33

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 18, 2000, we reported on the consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP



Chicago, Illinois
January 18, 2000

                                   RLI CORP. AND SUBSIDIARIES

                    SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                                       IN RELATED PARTIES


                                              DECEMBER 31, 1999

Column A                                                                       Column B          Column C         Column D

                                                                                                                   Amount
                                                                                                                  at Which
                                                                                                                  Shown in
                                                                                                   Fair          the Balance
Type of Investment                                                              Cost(1)            Value            Sheet
----------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  Held-to-maturity
   U. S. government                                                        $121,788,065      $120,073,780     $121,788,065
   States, political subdivisions, and revenues                             172,410,560       170,144,961      172,410,560
----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                                      294,198,625       290,218,741      294,198,625
----------------------------------------------------------------------------------------------------------------------------
Trading
  U.S. government                                                             4,240,279         4,081,055        4,081,055
  Corporate                                                                   3,446,449         3,369,400        3,369,400
  States, political subdivisions & revenues                                     200,229           200,446          200,446
----------------------------------------------------------------------------------------------------------------------------
Total trading                                                                 7,886,957         7,650,901        7,650,901
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. government                                                           25,471,698        25,153,153       25,153,153
   States, political subdivisions, and revenues                              15,805,418        15,509,825       15,509,825
----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                                     41,277,116        40,662,978       40,662,978
----------------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                      343,362,698       338,532,620      342,512,504
----------------------------------------------------------------------------------------------------------------------------
Equity securities, available-for-sale:
 Common stock:
  Public utilities                                                           40,108,529        69,415,496       69,415,496
  Banks, trusts and insurance companies                                      12,951,028        31,663,176       31,663,176
  Industrial, miscellaneous and all other                                    77,488,177       183,080,422      183,080,422
 Preferred stock                                                                260,495           479,950          479,950
---------------------------------------------------------------------------------------------------------------------------
Total equity securities                                                     130,808,229       284,639,044      284,639,044
---------------------------------------------------------------------------------------------------------------------------
Short-term investments                                                       64,092,009        64,092,009       64,092,009
---------------------------------------------------------------------------------------------------------------------------
Total investments                                                          $538,262,936      $687,263,673     $691,243,557
---------------------------------------------------------------------------------------------------------------------------

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                                     RLI CORP. AND SUBSIDIARIES

                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                          (PARENT COMPANY)
                                      CONDENSED BALANCE SHEETS
                                             DECEMBER 31,

                                                                                  1999               1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                    $       (23,389)         $258,436
Investments in subsidiaries/investees, at equity                            303,763,329       304,713,805
Equity securities available-for-sale, at fair value
 (Cost--$6,709,665 in 1999 and $6,528,441 in 1998)                           13,810,951        13,823,699
Property and equipment                                                                0           998,780
Other assets                                                                    116,198           736,815
---------------------------------------------------------------------------------------------------------------------------
  Total assets                                                             $317,667,089      $320,531,535
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                                                $   1,058,556     $   4,249,318
 Notes payable, short-term                                                   19,640,568        19,575,000
 Income taxes payable--current                                                1,046,258           465,203
 Income taxes payable--deferred                                               2,624,172         2,229,622
 Other liabilities                                                              228,259            53,738
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                            24,597,813        26,572,881
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock ($1 par value, authorized 50,000,000 shares,
   issued 12,804,558 shares in 1999 and 12,790,428 shares in 1998)           12,804,558        12,790,428
 Paid in Capital                                                             70,531,201        71,092,631
 Accumulated other comprehensive earnings, net of tax                        99,800,109       110,371,461
 Retained earnings                                                          189,250,013       163,324,161
 Deferred compensation                                                        4,705,536         3,460,606
 Unearned ESOP shares                                                                 0        (2,500,999)
 Treasury shares at cost ( 2,931,212 shares in 1999 and
   2,384,736 shares in 1998                                                 (84,022,141)      (64,579,634)
---------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                293,069,276       293,958,654
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $317,667,089      $320,531,535
===========================================================================================================================

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                                   RLI CORP. AND SUBSIDIARIES

                    SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (PARENT COMPANY)--(CONTINUED)
                    CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                                    YEARS ENDED DECEMBER 31,


                                                          1999                      1998                       1997
---------------------------------------------------------------------------------------------------------------------------
Net investment income                             $    490,468             $     453,843              $     454,906
Selling, general and administrative expenses        (2,090,512)               (3,914,954)                (4,118,010)
Interest expense on debt                            (1,048,395)               (1,122,358)                (1,547,542)
---------------------------------------------------------------------------------------------------------------------------
                                                    (2,648,439)               (4,583,469)                (5,210,646)
Income tax benefit                                    (724,948)               (1,383,099)                (1,675,135)
---------------------------------------------------------------------------------------------------------------------------
Net loss before equity
 in net earnings of subsidiaries                    (1,923,491)               (3,200,370)                (3,535,511)
Equity in net earnings of subsidiaries/investees    33,374,544                31,438,961                 33,706,994
---------------------------------------------------------------------------------------------------------------------------
 Net earnings                                      $31,451,053               $28,238,591                $30,171,483
===========================================================================================================================
Other Comprehensive Earnings, net of tax
  Unrealized gains on securities:
    Unrealized holding gains arising
      during the period                         $       18,443              $  1,217,174               $  1,859,712
 Less:  Reclassification adjustment for
     (gains) losses included in
 Net Earnings                                         (144,514)                 (122,659)                   (81,383)
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings--parent only             (126,071)                1,094,515                  1,778,329
Equity in Other Comprehensive
 Earnings of Subsidiaries/Investees                (10,445,281)               22,424,283                 34,465,638
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings                       (10,571,352)               23,518,798                 36,243,967
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Earnings                             $20,879,701               $51,757,389                $66,415,450
===========================================================================================================================

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

                                    RLI CORP. AND SUBSIDIARIES

                     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (PARENT COMPANY)--(CONTINUED)
                                CONDENSED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31,


                                                          1999                      1998                       1997
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Losses before equity in net earnings of           $(1,923,491)              $(3,200,370)               $(3,535,511)
 subsidiaries/investees
 Adjustments to reconcile net losses to net
  cash provided by operating activities:
  Other items, net                                     193,245                  (576,103)                (1,304,715)
  Change in:
    Affiliate balances payable                      (3,226,757)                2,187,132                    451,029
    Interest Payable                                                                                     (1,265,000)
    Federal income taxes                             1,041,305                    97,641                    140,485
    Deferred debt costs                                                                                     805,701
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities             (3,915,698)               (1,491,700)                (4,708,011)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale               (675,182)                  (31,122)                  (135,001)
  Property and equipment                                                                                    (37,210)
  Unconsolidated investee ownership interest                                     (88,750)                (3,694,118)
 Sale of:
  Equity securities, available-for-sale                716,288                   368,672                    383,838
 Cash dividends received-subsidiaries/investees     24,926,533                13,384,443                 16,998,248
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities         24,967,639                13,633,243                 13,515,757
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from issuance of debt                         65,568                12,075,000                  7,500,000
 Fractional share paid                                                           (16,099)                    (1,211)
 CatEPut Payment                                      (210,616)               (1,212,500)                  (487,500)
 Shares issued under stock option plan                 302,696                    60,638                    161,356
 Unearned ESOP shares                                2,500,999                (2,500,999)
 Treasury shares purchased                         (18,197,576)              (14,858,394)               (20,738,547)
 Cash dividends paid                                (5,794,837)               (5,566,416)                (4,704,015)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities            (21,333,766)              (12,018,770)               (18,269,917)
---------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                     (281,825)                  122,773                 (9,462,171)
Cash at beginning of year                              258,436                   135,663                  9,597,834
---------------------------------------------------------------------------------------------------------------------------
Cash at end of year                               $    (23,389)              $   258,436                $   135,663
===========================================================================================================================

Interest paid on outstanding debt for 1999, 1998 and 1997 amounted to $3,483,174, $2,327,113 and $2,809,903, respectively.
See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                                        RLI CORP. AND SUBSIDIARIES

                             SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                             SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                                   PROPERTY-CASUALTY INSURANCE OPERATIONS

                                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


  Column A                              Column B          Column C (1)        Column E (1)           Column F           Column H
                                                                                                                        Incurred
                                        Deferred             Unpaid                                                    Losses and
                                         policy            losses and                                                  settlement
                                       acquisition         settlement          Unearned             Premiums            expenses
   Segment                                costs          expenses, net       premiums, net           earned           Current year
-----------------------------------------------------------------------------------------------------------------------------------
Year ended
 December 31, 1999

Property segment                       $  9,444,841           $ 33,182,976      $  35,899,659        $ 51,390,298       $ 20,068,671
Surety segment                            8,036,389              6,059,534         16,724,125          25,412,355          4,539,480
Casualty segment                         16,876,401            235,671,799         65,744,130         118,471,537         76,444,745


RLI Insurance Group                    $ 34,357,631           $274,914,309       $118,367,914        $195,274,190       $101,052,896
====================================================================================================================================

Year ended
 December 31, 1998

Property segment                       $  8,783,705           $ 29,634,175        $34,977,862        $ 52,281,163       $ 12,050,748
Surety segment                            5,263,476              5,397,144          8,944,616          18,307,259          4,198,692
Casualty segment                          8,462,960            212,230,257         38,320,680          71,735,513         51,882,019


RLI Insurance Group                    $ 22,510,141           $247,261,576        $82,243,158        $142,323,935       $ 68,131,459
====================================================================================================================================

Year ended
 December 31, 1997

Property segment                       $ 10,484,486           $ 35,794,786        $41,230,427        $ 62,028,216       $ 11,998,750
Surety segment                            4,818,957              2,214,233          8,119,275          11,491,172          2,507,153
Casualty segment                          6,681,142            210,543,568         29,516,110          68,365,057         47,265,353


RLI Insurance Group                    $ 21,984,585           $248,552,587        $78,865,812        $141,884,445       $ 61,771,256
====================================================================================================================================

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

                                         RLI CORP. AND SUBSIDIARIES

                              SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                              SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                                   PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                 (CONTINUED)

                                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


  Column A                              Column H                 Column I        Column J             Column K
                                        Incurred
                                       Losses and
                                       settlement                 Policy           Other                 Net
                                        expenses                acquisition      operating            Premiums
   Segment                             Prior year                  costs         expenses              written
-----------------------------------------------------------------------------------------------------------------
Year ended
 December 31, 1999

Property segment                      $  (4,313,840)          $ 14,088,564       $  4,482,798       $  51,126,413
Surety segment                              426,439             16,099,457          1,948,194          30,887,434
Casualty segment                           (708,214)            36,363,806          8,698,923         145,609,854


RLI Insurance Group                   $  (4,595,615)          $ 66,551,827       $ 15,129,915       $ 227,623,701
=================================================================================================================


Year ended
 December 31, 1998

Property segment                      $    (300,799)          $ 14,394,458       $  6,335,787       $  46,029,088
Surety segment                            2,430,308             10,990,793          1,406,353          19,133,037
Casualty segment                         (5,532,667)            18,895,582          8,783,745          80,539,155


RLI Insurance Group                   $  (3,403,158)          $ 44,280,833       $ 16,525,885       $ 145,701,280
=================================================================================================================


Year ended
 December 31, 1997

Property segment                      $     (95,228)          $ 20,366,636       $  8,347,252       $  65,482,315
Surety segment                              (19,898)             7,304,618          1,173,349          14,127,068
Casualty segment                           (404,696)            15,469,127          9,220,776          65,064,313


RLI Insurance Group                   $    (519,822)          $ 43,140,381       $ 18,741,377       $ 144,673,696
=================================================================================================================

                                            RLI CORP. AND SUBSIDIARIES

                                             SCHEDULE IV--REINSURANCE


                                      FOR THE YEARS ENDED 1999, 1998 AND 1997

  Column A                              Column B                 Column C        Column D             Column E     Column F

                                                                                                                   Percentage
                                                                 Ceded to         Assumed                          of Amount
                                         Direct                    Other         From Other               Net      Assumed to
                                         Amount                  Companies       Companies              Amount     Net
------------------------------------------------------------------------------------------------------------------------------

1999

Property                               $116,594,261           $ 75,114,048       $  9,910,085        $ 51,390,298        19.28%
Surety                                   29,604,063              4,730,231            538,523          25,412,355         2.12%
Casualty                                167,912,453             50,041,820            600,904         118,471,537          .51%

RLI Insurance Group
  premiums earned                      $314,110,777           $129,886,099       $ 11,049,512        $195,274,190         5.66%
===============================================================================================================================

1998

Property                               $115,926,412           $ 65,712,932        $ 2,067,683        $ 52,281,163         3.95%
Surety                                   29,149,915             11,157,925            315,269          18,307,259         1.72%
Casualty                                129,919,370             58,398,009            214,152          71,735,513          .30%

RLI Insurance Group
 premiums earned                       $274,995,697           $135,268,866        $ 2,597,104        $142,323,935         1.82%

===============================================================================================================================

1997

Property                               $132,599,094           $ 81,810,126        $11,239,248        $ 62,028,216        18.12%
Surety                                   20,311,217              9,079,051            259,006          11,491,172         2.25%
Casualty                                115,658,960             47,308,406             14,503          68,365,057          .02%

RLI Insurance Group
 premiums earned                       $268,569,271           $138,197,583        $11,512,757        $141,884,445         8.11%

===============================================================================================================================

NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                                            RLI CORP. AND SUBSIDIARIES

                                   SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Column A                                Column B                 Column C                   Column D             Column E

                                       Balance at                 Amounts        Amounts                         Balance
                                      beginning of              charged to      recovered          Amounts       at end
                                         period                   expense     (written-off)       commuted      of period
------------------------------------------------------------------------------------------------------------------------------
1999
  Allowance for insolvent reinsurers   $ 9,642,947                    --        $ 571,814      $    22,205     $10,236,966

1998
  Allowance for insolvent reinsurers   $17,057,194                    --        $(574,934)     $(6,839,313)    $ 9,642,947


1997
  Allowance for insolvent reinsurers   $16,897,798                    --        $ 159,396              --      $17,057,194

                                                  EXHIBIT INDEX


Exhibit No.           Description of Document                    Reference (Page)
-----------           -----------------------                    ----------------
     3.1              Articles of incorporation                  Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

     3.2              By-Laws                                    Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

    10.1              Market Value Potential Plan*               Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

    10.2              RLI Corp. Director Deferred                Incorporated by reference to the Company's
                      Compensation Plan*                         Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1993.

    10.3              The RLI Corp. Directors' Irrevocable       Incorporated by reference to the Company's
                      Trust Agreement*                           Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1993.

    10.4              Key Employee Excess Benefit Plan*          Incorporated by reference to the Company's
                                                                 Annual Form 10-K/A for the year ended
                                                                 December 31, 1992.

    10.5              RLI Corp. Incentive Stock                  Incorporated by reference to Company's
                      Option Plan*                               Registration Statement on Form S-8 filed on
                                                                 March 11, 1996, File No. 333-1637

    10.6              Directors' Stock Option Plan*              Incorporated by reference to the Company's
                                                                 Registration  Statement on Form S-8 filed on
                                                                 June 6, 1997, File No. 333-28625.

    10.7              RLI Corp. Executive Deferred               Incorporated by reference to the Company's
                      Compensation Agreement*                    Annual Form 10-K for the year ended December 31,
                                                                 1998.

    10.9              Reinsurance Agreements between the         Incorporated by reference to the Company's
                      Company and American Re-Insurance          Annual Form 10-K/A for the year ended
                      Company                                    December 31, 1992.

    10.10             Reinsurance Agreements between the         Incorporated by reference to the Company's
                      Company and Lloyd's of London              Annual Form 10-K/A
                                                                 for the year ended December 31, 1992

                                                   EXHIBIT INDEX


Exhibit No.           Description of Document                    Reference (Page)
-----------           -----------------------                    ----------------
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

    13.1              Refer to the Annual Report to              Attached Exhibit 13.
                      Shareholders for the year ended
                      December 31, 1999, pages 16-48
                      and 52-53.

    21.1              Subsidiaries of the Registrant             Attached page 36.


    23.1              Consent of KPMG LLP                        Attached page 37.

    27                Financial Data Schedule                    Attached Exhibit 27.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.