Form 10-Q
period 2000-03-31
RLI CORP
filed 2000-05-12
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended                March 31, 2000
                                -------------------------------------------

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

  As of May 5, 2000 the number of shares outstanding of the registrant's Common Stock was 9,802,074.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS
                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

                                                 For the Three-Month Period Ended March 31,
(Unaudited)                                                  2000             1999
                                                         -------------     -----------

Net premiums earned                                      $ 53,186,419      $ 45,789,478
Net investment income                                       6,936,832         6,234,223
Net realized investment gains                                (120,505)           23,333
                                                         ------------      ------------
                                                           60,002,746        52,047,034
                                                         ------------      ------------
Losses and settlement expenses                             27,882,921        21,072,462
Policy acquisition costs                                   17,249,913        17,322,607
Insurance operating expenses                                4,338,905         3,662,168
Interest expense on debt                                    1,238,498           889,295
General corporate expenses                                    858,477           895,374
                                                         ------------      ------------
                                                           51,568,714        43,841,906
                                                         ------------      ------------
Equity in earnings of uncons. investee                        561,633           454,053
                                                         ------------      ------------
Earnings before income taxes                                8,995,665         8,659,181
Income tax expense                                          2,455,816         2,081,400
                                                         ------------      ------------
Net earnings                                             $  6,539,849      $  6,577,781
                                                         ============      ============
Other compre. (loss) earnings, net of tax                  (4,939,890)       (4,959,241)
                                                         ------------      ------------
Comprehensive earnings                                   $  1,599,959      $  1,618,540
                                                         ============      ============
 Earnings per share:
  Basic:
  Net earnings per share from operations                 $       0.67      $       0.63
  Realized gains, net of tax                             ($      0.01)     $       0.00
                                                         ------------      ------------
  Basic net earnings per share                           $       0.66      $       0.63
                                                         ============      ============
  Basic compre. earnings per share                       $       0.16      $       0.16
                                                         ============      ============
  Diluted:
  Net earnings per share from operations                 $       0.67      $       0.63
  Realized gains, net of tax                             ($      0.01)     $       0.00
                                                         ------------      ------------
  Diluted net earnings per share                         $       0.66      $       0.63
                                                         ============      ============
  Diluted compre. earnings per share                     $       0.16      $       0.15
                                                         ============      ============
Weighted average number of common shares outstanding
  Basic                                                     9,859,149        10,394,709
  Diluted                                                   9,938,498        10,480,013
Cash dividends declared per common share                 $       0.14      $       0.13


The accompanying notes are an integral part of the financial statements.

           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

                                                       March 31, 2000     December 31, 1999
                                                         (Unaudited)
                                                      ---------------       --------------


ASSETS
Investments
Fixed maturities
     Held-to-maturity, at amortized cost              $   289,370,068      $   294,198,626
     Trading, at market value                               7,694,772            7,650,901
     Available-for-sale, at market value                   52,551,656           40,662,978
  Equity securities, at fair value                        276,651,914          284,639,044
  Short-term investments, at cost                          42,788,159           64,092,009
                                                      ---------------      ---------------
  Total investments                                       669,056,568          691,243,558
Accrued investment income                                   5,856,784            6,999,134
Premiums and reinsurance balances receivable               89,381,131           65,476,876
Ceded unearned premium                                     52,894,872           48,676,411
Reinsurance balances recoverable on unpaid losses         240,331,957          245,580,145
Federal income tax receivable                                       0            2,061,958
Deferred policy acquisition costs                          37,252,004           34,357,631
Property and equipment                                     15,365,412           15,440,784
Investment in unconsolidated investee                      15,623,278           15,070,277
Goodwill                                                   33,617,799           34,140,327
Other assets                                               13,193,891           11,315,728
                                                      ---------------      ---------------
             TOTAL ASSETS                             $ 1,172,573,696      $ 1,170,362,828
                                                      ===============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses              $   521,125,664      $   520,494,454
   Unearned premiums                                      179,545,543          167,044,325
   Reinsurance balances payable                            49,579,006           44,278,883
   Short-term debt, LOC and notes payable                  77,822,568           78,396,568
   Income taxes-current                                     2,845,939                    0
   Income taxes-deferred                                   38,875,196           41,662,396
   Other liabilities                                       11,668,800           25,416,744
                                                      ---------------      ---------------
             TOTAL LIABILITIES                            881,462,716          877,293,370
                                                      ---------------      ---------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized)
  (12,804,558 shares issued at 3/31/00)
  (12,804,558 shares issued at 12/31/99)                   12,804,558           12,804,558
Paid-In Capital                                            70,432,050           70,531,201
Accumulated other comprehensive earnings                   94,860,220           99,800,109
Retained Earnings                                         194,417,711          189,250,195
Deferred compensation                                       5,068,569            4,705,536
Less: Treasury shares at cost
        (3,002,484 shares at 3/31/00)
        (2,931,212 shares at 12/31/99)                    (86,472,128)         (84,022,141)
                                                      ---------------      ---------------
             TOTAL SHAREHOLDERS' EQUITY                   291,110,980          293,069,458
                                                      ---------------      ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,172,573,696      $ 1,170,362,828
                                                      ===============      ===============


The accompanying notes are an integral part of the financial statements

                     RLI Corp. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                                      For the Three-Month Period
                                                             Ended March 31,
                                                    -------------------------------
                                                        2000              1999
                                                    ------------      -------------


Net cash provided by (used in)
  operating activities                              ($ 1,728,282)     $ 10,053,670
                                                    ------------      ------------
Cash Flows from Investing Activities
  Investments purchased                              (24,455,341)      (10,438,950)
  Investments sold                                     5,403,725         1,277,325
  Investments called or matured                       12,130,000         4,035,000
  Net increase in short-term investments              13,050,596         8,598,674
  Net property and equipment purchased                  (356,788)       (1,544,489)
  Investment in Underwriters Indemnity Holdings                0       (40,700,000)
                                                    ------------      ------------
Net cash (used in)
  provided by investing activities                     5,772,192       (38,772,440)
                                                    ------------      ------------

Cash Flows from Financing Activities
  Cash dividends paid                                 (1,382,955)       (1,426,182)
  Proceeds from issuance of notes payable                      0        31,688,040
  Payments on debt                                      (574,000)                0
  Change in contributed capital                                0           110,735
  Treasury shares purchased                           (2,086,955)       (4,154,822)
  Unearned ESOP shares purchased                               0         2,500,999
                                                    ------------      ------------
Net cash (used in)
  provided by financing activities                    (4,043,910)       28,718,770
                                                    ------------      ------------
Net increase in cash                                           0                 0
                                                    ------------      ------------
Cash at the beginning of the year                              0                 0
                                                    ------------      ------------
Cash at March 31                                    $          0      $          0
                                                    ============      ============




The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1999 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants that do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1999 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1999.

        The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of a full year.

        The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 1999 10-K Annual Report.

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

                           For the Three-Month Period Ended March 31, 2000
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------

BASIC EPS
Income available to            $6,539,849       9,859,149            .66
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --          79,349
------------------------------------------------------------------------------

DILUTED EPS
Income available to common     $6,539,849       9,938,498            .66
------------------------------------------------------------------------------



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

In October 1998, the AICPA issued Statement of Position (SOP) 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not
Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The method used for these contracts is referred to as deposit accounting. This SOP specifies that at inception, a deposit asset or liability should be recognized for insurance and reinsurance contracts accounted for under deposit accounting and should be measured based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer effective for financial statements for fiscal years beginning after June 15, 1999. The
Company does not have any insurance or reinsurance contracts that are required to be accounted for under the deposit method as of March 31, 2000.

                                        6

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 2000 and 1999 is presented below. SEGMENT DATA-- (in thousands)

                                                 EARNINGS         REVENUES
                                        2000       1999       2000        1999
                                        ----       ----       ----        ----
        Property                           3,240      4,070     13,215    11,937
        Casualty                            (620)      (816)    32,757    27,832
        Surety                             1,095        478      7,215     6,021
        Net investment income              6,937      6,234      6,937     6,234
        Realized gains                      (121)        23       (121)       23
        General corporate expense
          and interest on debt            (2,097)    (1,784)
        Equity in earnings of
          unconsolidated investee            562        454
                                          ------     ------

        Total segment earnings before
          income taxes                     8,996      8,659
                                          ------     ------

        Income taxes                       2,456      2,081
                                          ------     ------

        Total                              6,540      6,578     60,003    52,047
                                          ------     ------     ------    ------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the company's filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 1999.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 89% of the Company's total revenue for the three months ended March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS
ENDED MARCH 31, 1999

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $109.2 million for the first three months of 2000 compared to $81.2 million for the same period in 1999. Gross writings of the Insurance Group improved 36.6% over 1999 levels fueled by increases in virtually every product line. Consolidated revenue for the first three months of 2000 increased $8.0 million or 15.3% from the same period in 1999. Net premiums earned alone increased 16.2%. Net investment income improved 11.3% to $6.9 million.

The net after-tax earnings for the first three months of 2000 totaled $6.5 million, $.66 per diluted share, compared to $6.6 million, $.63 per share, for the same period in 1999. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $6.6 million, $.67 per share, compared to $6.6 million, $.63 per share, for the same period in 1999.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $1.6 million, $.16 per share, compared to $1.6 million, $.15 per share, for the same period in 1999. Unrealized losses, net of tax, for the first three months of 2000 were $4.9 million, $0.50 per share compared to losses of $5.0 million, $.47 per share, for the same period in 1999.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $102.4 million for the first quarter of 2000 compared to $75.0 million for the same period in 1999. Much of this improvement came from the property segment where various growth initiatives are taking effect. Profitability remained steady with $3.7 million in pretax underwriting profit for the first quarters of 2000 and 1999. The GAAP combined ratio increased slightly to 93.0 for the first quarter of 2000 compared to 91.8 for the first quarter of 1999.

The Group's property segment increased premium writings significantly by 48.8% in the first quarter of 2000. The driving force behind this improvement was a 98% increase in fire premiums. Difference in conditions premiums also increased by 12% along with increases in other product lines. The property segment generated underwriting profits of $3.2 million for the first three months of the year compared to $4.1 million last year. The GAAP combined ratio increased to
75.5 compared to 66.0 a year ago due to a shift in the mix of product volume away from DIC and increased catastrophe reinsurance costs during the first quarter of 2000.

Casualty segment gross written premiums were $53.4 million for the first quarter of 2000 compared to $43.0 for the prior year. The driving forces behind this improvement were increases in the commercial umbrella product of $2.0 million, the transportation product of $3.2 million, and the executive products group of $2.3 million. The GAAP combined ratio fell slightly to 101.9 for the first quarter compared to 103.0 last year. Booked at a combined ratio of 101.9, the management of the Company believes this segment creates value for the Company as investments supporting reserves and the resulting cash flows would generate significant investment income.

Surety segment gross written premiums increased to $10.3 million for the first three months of 2000 compared to $6.0 million for the same period in 1999. This increase was the result of increases in both the Peoria and Houston operations. Premiums increased by 117% in the Houston branch, while the Peoria branch increased premiums by 59% in the first quarter. The GAAP combined ratio for the surety segment fell to 84.8 in the first quarter from 92.0 a year ago. This was mostly the result of improved efficiencies as reflected in the expense ratio, which dropped from 71.3 for the three months ended March 31, 1999 to 65.4 for the three months ended March 31, 2000.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $6.9 million during the first three months of 2000, an increase of 11.3% over that reported for the same period in 1999. This is the result of the continued growth in the operating cash flow and incrementally higher yields on new investments. For the three months ended March 31, 2000, the Company experienced a $7.6 million pre-tax unrealized loss on its investment portfolio.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 2000 and 1999 are as follows:


                                               2000                1999
                                               ----                ----
                  Taxable                      6.58%               6.58%
                  Non-taxable                  4.89%               4.89%


For the first three months of 2000, yields on taxable and non-taxable securities remained at an equivalent level with the same period last year.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $7.6 million for the first three months of 2000, consistent with the net unrealized loss for the same period in 1999. The 2000 year-to-date loss reflects largely stock market fluctuations and, to a smaller extent, the impact of an increasing interest rate environment. The Company's net unrealized gains before tax were $145.6 million and $153.2 million at March 31, 2000 and December 31, 1999, respectively. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $1.2 million for the first three months of 2000, a $349,000 increase from the same period in 1999. This change is related to increased debt costs resulting from rising interest rates, as well as a net increase of $10.6 million in the average outstanding debt balances over the same period last year. The increase in average debt balances is primarily attributable to the January 29, 1999, acquisition of Underwriters' Indemnity Holdings, Inc., which was funded through $42.8 million in reverse repurchase agreements from RLI Insurance Company. At March 31, 2000, outstanding short-term balances totaled $77.8 million, compared to $74.9 million at March 31, 1999.

INCOME TAXES

The Company's effective tax rate for the first three months of 2000 was 27% compared to 24% for the same period in 1999. This increase is primarily attributable to goodwill amortization from the acquisition of Underwriters' Indemnity not being deductible for tax purposes. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2000 and 1999 as a result of the following:

                                            2000                  1999
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---

Provision for income taxes at
  the statutory rate of 35%        $ 3,148,483    35%     $ 3,030,713    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  670,647)  ( 7%)     (  623,632)  ( 7%)
  Dividends received deduction      (  401,219)  ( 4%)     (  378,062)  ( 4%)
  Dividends paid deduction          (   61,528)  ( 1%)     (   61,183)  ( 1%)
  Goodwill amortization                139,865     2%               -     -
  Other items, net                     300,862     2%         113,564     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 2,455,816    27%     $ 2,081,400    24%


LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, the sale of convertible debentures, and short-term borrowings.

During the first three months of 2000, the Company repurchased 71,272 of its outstanding shares at a cost of nearly $2.1 million. This repurchase program has been funded through operating cash flow.

Invested assets at March 31, 2000 decreased by $22.2 million, or 3.2%, from December 31, 1999. Additionally, short-term investments decreased to $42.8 million, down $21.3 million from December 31, 1999.

At March 31, 2000 the Company had short-term investments, cash and other investments maturing within one year, of approximately $74.4 million and additional investments of $133.6 million maturing within five years. The Company maintains one source of credit, a $30.0 million line of credit that cannot be canceled during its annual term. As of March 31, 2000, the Company had $19.6 million in outstanding short-term borrowings. Additionally, the Company was party to five reverse repurchase transactions totaling $58.2 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

OTHER MATTERS

RLI's offices were closed for the New Year's holiday beginning Friday, December 31, 1999, through Sunday, January 2, 2000. During this time, the Company secured systems and data networks through data backups, controlled shutdowns and verification of system applications and data following Year 2000 (Y2K) rollover. A significant number of activities were undertaken to minimize the potential impact of Y2K issues on RLI's ability to provide quality service to its customers, business partners, state regulators and employees.

The corporate computer systems environment was returned to operation on Saturday morning, January 1, 2000. Preliminary testing of operating systems, networks, communications and primary applications was without problems or issues. On Sunday, January 2, 2000, effort was dedicated to user and development testing of applications on the Local Area Networks, P390 and AS/400 systems. Additionally, RLI branch employees provided support to each remote office to bring networks and related equipment online and conducted network and application testing.

The Company controlled and monitored the entry of information into mission critical systems on January 3 and 4, 2000. This period was used to verify input, calculations, and output of data into financial and processing systems. RLI continued to provide focused monitoring of data and system reports through the month end of January without irregularities caused by Year 2000. To date, RLI has not experienced production issues related to Y2K in any of the primary or supporting computer systems.

Since 1997, the Company incurred approximately $1.5 million of direct expense to complete changes and modifications to the business and systems environment for Y2K compliance. Of this amount, approximately $420,000 was incurred in 1999 and $20,000 was incurred in the first quarter of 2000. The project required approximately 30,000 hours of technical staff effort and changes to systems representing 13.5 million lines of programming code. Throughout the initiative, actual Y2K expenses were within acceptable ranges of those forecasted.

The Company has received a minimal number of Y2K-related claims and believes that, ultimately, no indemnity payments will be made, only related adjustment expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company's investment portfolio. The Company has no direct commodity or foreign exchange risk.

The Company's market risk exposures at March 31, 2000, have not materially changed from those identified at December 31, 1999.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Not Applicable

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


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

Date: May 11, 2000