Form 10-Q
period 2000-06-30
RLI CORP
filed 2000-08-10
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended                June 30, 2000
                              --------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission File Number:        0-6612
                                ------------------------------------------

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

                                                      Yes  /X/       No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 7, 2000 the number of shares outstanding of the registrant's Common Stock was 9,803,962.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

                                           For the Three-Month Period
                                                 Ended June 30,
(Unaudited)                                     2000           1999
                                          -------------    -----------
Net premiums earned                         $57,643,399    $47,671,954
Net investment income                         7,084,914      6,193,957
Net realized investment gains                    33,840      2,234,634
                                          -------------    -----------
                                             64,762,153     56,100,545
                                          -------------    -----------
Losses and settlement expenses               31,793,116     22,026,589
Policy acquisition costs                     18,644,625     16,311,484
Insurance operating expenses                  4,580,752      4,493,527
Interest expense on debt                      1,295,462        939,460
General corporate expenses                      570,611        807,520
                                          -------------    -----------
                                             56,884,566     44,578,580
                                          -------------    -----------
Equity in earnings of uncons. investee        1,405,051        763,327
                                          -------------    -----------
Earnings before income taxes                  9,282,638     12,285,292
Income tax expense                            2,320,661      3,264,500
                                          -------------    -----------
Net earnings                                $ 6,961,977    $ 9,020,792
                                          =============    ===========
Other compre. earnings, net of tax              968,252     12,571,127
                                          -------------    -----------
Comprehensive earnings                      $ 7,930,229    $21,591,919
                                          =============    ===========
 Earnings per share:
  Basic:
  Net earnings per share from operations          $0.71          $0.75
  Realized gains, net of tax                      $0.00          $0.14
                                          -------------    -----------
  Basic net earnings per share                    $0.71          $0.89
                                          =============    ===========
  Basic compre. earnings per share                $0.81          $2.12
                                          =============    ===========
  Diluted:
  Net earnings per share from operations          $0.70          $0.74
  Realized gains, net of tax                      $0.00          $0.14
                                           ------------    -----------
  Diluted net earnings per share                  $0.70          $0.88
                                           ============    ===========
  Diluted compre. earnings per share              $0.80          $2.10
                                           ============    ===========
Weighted average number of common shares
 outstanding
  Basic                                       9,802,074     10,173,411
  Diluted                                     9,909,259     10,267,103
Cash dividends declared per common share          $0.15          $0.14

The accompanying notes are an integral part of the financial statements.

                        RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

                                            For the Six-Month Period
                                                 Ended June 30,
(Unaudited)                                     2000           1999
                                          -------------   ------------
Net premiums earned                        $110,829,818    $93,461,432
Net investment income                        14,021,746     12,428,180
Net realized investment gains (losses)          (86,665)     2,257,967
                                          -------------   ------------
                                            124,764,899    108,147,579
                                          -------------   ------------
Losses and settlement expenses               59,676,037     43,099,051
Policy acquisition costs                     35,894,538     33,634,091
Insurance operating expenses                  8,919,657      8,155,695
Interest expense on debt                      2,533,960      1,828,755
General corporate expenses                    1,429,088      1,702,894
                                          -------------   ------------
                                            108,453,280     88,420,486
                                          -------------   ------------
Equity in earnings of uncons. investee        1,966,684      1,217,380
                                          -------------   ------------
Earnings before income taxes                 18,278,303     20,944,473
Income tax expense                            4,776,477      5,345,900
                                          -------------   ------------
Net earnings                                $13,501,826    $15,598,573
                                          =============   ============
Other compre. earnings (loss), net of tax    (3,971,638)     7,611,886
                                          -------------   ------------
Comprehensive earnings                      $ 9,530,188    $23,210,459
                                          =============   ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $1.38          $1.38
  Realized gains (losses), net of tax            ($0.01)         $0.14
                                          -------------    -----------
  Basic net earnings per share                    $1.37          $1.52
                                          =============    ===========
  Basic compre. earnings per share                $0.97          $2.26
                                          =============    ===========
  Diluted:
  Net earnings per share from operations          $1.37          $1.36
  Realized gains (losses), net of tax            ($0.01)         $0.14
                                           ------------    -----------
  Diluted net earnings per share                  $1.36          $1.50
                                           ============    ===========
  Diluted compre. earnings per share              $0.96          $2.24
                                           ============    ===========
Weighted average number of common shares
 outstanding
  Basic                                       9,830,767     10,283,449
  Diluted                                     9,924,034     10,372,947
Cash dividends declared per common share          $0.29          $0.27


The accompanying notes are an integral part of the financial statements.

           RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

                                               June 30, 2000 December 31, 1999
                                                (Unaudited)
                                              -------------- -----------------
ASSETS
Investments
Fixed maturities
     Held-to-maturity, at amortized cost      $  288,217,540  $  294,198,626
     Trading, at market value                      7,478,521       7,650,901
     Available-for-sale, at market value          67,960,409      40,662,978
  Equity securities, at fair value               280,354,898     284,639,044
  Short-term investments, at cost                 48,080,228      64,092,009
                                              --------------  --------------
  Total investments                              692,091,596     691,243,558
Accrued investment income                          7,058,471       6,999,134
Premiums and reinsurance balances receivable     102,879,980      65,476,876
Ceded unearned premium                            60,659,539      48,676,411
Reinsurance balances recoverable on unpaid
 losses                                          223,587,471     245,580,145
Federal income tax receivable                      2,660,804       2,061,958
Deferred policy acquisition costs                 41,470,603      34,357,631
Property and equipment                            15,012,438      15,440,784
Investment in unconsolidated investee             17,028,329      15,070,277
Goodwill                                          33,325,279      34,140,327
Other assets                                      11,331,678      11,315,728
                                              --------------  --------------
             TOTAL ASSETS                     $1,207,106,188  $1,170,362,828
                                              ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses      $  511,406,800  $  520,494,454
   Unearned premiums                             200,933,363     167,044,325
   Reinsurance balances payable                   54,900,882      44,278,883
   Short-term debt, LOC and notes payable         78,118,818      78,396,568
   Income taxes-deferred                          39,639,985      41,662,396
   Other liabilities                              24,691,693      25,416,744
                                              --------------  --------------
             TOTAL LIABILITIES                   909,691,541     877,293,370
                                              --------------  --------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized)
  (12,804,558 shares issued at 6/30/00)
  (12,804,558 shares issued at 12/31/99)          12,804,558      12,804,558
Paid-In Capital                                   70,275,800      70,531,201
Accumulated other comprehensive earnings          95,828,471      99,800,109
Retained Earnings                                199,909,378     189,250,195
Deferred compensation                              5,116,392       4,705,536
Less: Treasury shares at cost
        (3,002,484 shares at 6/30/00)
        (2,931,212 shares at 12/31/99)           (86,519,952)    (84,022,141)
                                              --------------  --------------
             TOTAL SHAREHOLDERS' EQUITY          297,414,647     293,069,458
                                              --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,207,106,188  $1,170,362,828
                                              ==============  ==============

The accompanying notes are an integral part of the financial statements.

                           RLI Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 For the Six-Month Period
                                                       Ended June 30,
                                                ---------------------------
                                                      2000           1999
                                                ------------  -------------
Net cash provided by operating activities        $16,982,355    $19,187,390
                                                ------------  -------------
Cash Flows from Investing Activities
  Investments purchased                          (57,162,897)   (12,244,042)
  Investments sold                                13,424,256      8,595,525
  Investments called or matured                   20,146,700      6,965,000
  Net decrease in short-term investments          12,807,127      1,371,685
  Net property and equipment purchased            (1,077,591)    (2,604,784)
  Investment in Underwriters Indemnity Holdings            0    (40,700,000)
                                                ------------  -------------
Net cash used in investing activities            (11,862,405)   (38,616,616)
                                                ------------  -------------

Cash Flows from Financing Activities
  Cash dividends paid                             (2,755,245)    (2,764,588)
  Proceeds from issuance of notes payable            476,500     31,351,178
  Payments on debt                                  (754,250)             0
  Change in contributed capital                          -          286,970
  Treasury shares purchased                       (2,086,955)   (11,945,333)
  Unearned ESOP shares purchased                         -        2,500,999
                                                ------------  -------------
Net cash provided by
  (used in) financing activities                  (5,119,950)    19,429,226
                                                ------------  -------------
Net increase in cash                                       0              0
                                                ------------  -------------
Cash at the beginning of the year                          0              0
                                                ------------  -------------
Cash at June 30                                  $         0   $          0
                                                ============  =============


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

        The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of a full year.

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

                                For the Six-Month Period Ended June 30, 2000
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to           $13,501,826       9,830,767           1.37
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --          93,267
------------------------------------------------------------------------------

DILUTED EPS
Income available to common    $13,501,826       9,924,034           1.36
------------------------------------------------------------------------------

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
------------------------------------------------------------------------------


OTHER ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement, as amended by FASB Statement No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating its investment portfolio under the guidelines set forth in this recently issued Statement.

In October 1998, the AICPA issued Statement of Position (SOP) 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The method used for these contracts is referred to as deposit accounting. This SOP specifies that at inception, a deposit asset or liability should be recognized for insurance and reinsurance contracts accounted for under deposit accounting and should be measured based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not have any insurance or reinsurance contracts that are required to be accounted for under the deposit method as of June 30, 2000.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 2000 and 1999 is presented below.


        SEGMENT DATA-- (in thousands)             EARNINGS           REVENUES
                                              2000       1999     2000      1999
                                              ----       ----     ----      ----
        Property                             5,573      8,940   27,877    24,802
        Casualty                              (657)    (1,206)  67,354    56,265
        Surety                               1,423        839   15,599    12,394
        Net investment income               14,022     12,428   14,022    12,428
        Realized gains (losses)                (87)     2,258      (87)    2,258
        General corporate expense
          and interest on debt              (3,963)    (3,532)
        Equity in earnings of
          unconsolidated investee            1,967      1,217
                                            ------     ------

        Total segment earnings before
          income taxes                      18,278     20,944
                                            ------     ------

        Income taxes                         4,776      5,346
                                            ------     ------

        Total                               13,502     15,598  124,765   108,147
                                            ------     ------  -------   -------

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 89% of the Company's total revenue for the six months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $234.3 million for the first six months of 2000 compared to $178.3 million for the same period in 1999. Gross premium writings of the Insurance Group improved 34.7% over 1999 levels, fueled by growth in virtually every product line. Consolidated revenue for the first six months of 2000 increased $16.6 million or 15.4% from the same period in 1999. Net premiums earned alone increased 18.6%. Net investment income improved 12.8% to $14.0 million. Realized investment gains (losses) declined to a loss of $87,000, compared to net investment gains of $2.3 million reported in 1999. The strategic sale of certain equity securities, late in the second quarter of 1999, accounted for this difference.

The net after-tax earnings for the first six months of 2000 totaled $13.5 million, $1.36 per diluted share, compared to $15.6 million, $1.50 per share, for the same period in 1999. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $13.6 million, $1.37 per share, compared to $14.1 million, $1.36 per share, for the same period in 1999.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $9.5 million, $0.96 per share, compared to $23.2 million, $2.24 per share, for the same period in 1999. Unrealized losses, net of tax, for the first six months of 2000 were $4.0 million, $0.40 per share compared to net unrealized gains of $7.6 million, $0.74 per share, for the same period in 1999. Stock market rallies experienced in April and June of 1999 account for the positive comprehensive earnings through the first six months of 1999.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $220.4 million for the first six months of 2000 compared to $163.6 million for the same period in 1999. All segments have contributed to this improvement as growth initiatives and firming prices in select product lines have combined to advance the Company's top line. Profitability declined with $6.3 million in pretax underwriting profit compared to $8.6 million last year, as the Company's GAAP combined ratio increased to
94.2 for the first six months of 2000 from 90.8 reported for the same period last year.

The Group's property segment increased premium writings by 31.8% in the first six months of 2000. The driving force behind this improvement was a 68.1% increase in fire premiums. Difference-in-conditions premiums also increased by 4.9% along with increases in other product lines. The property segment generated underwriting profits of $5.6 million for the first six months of the year compared to $8.9 million last year. The GAAP combined ratio increased to 80.0 compared to 63.9 a year ago due to a shift in the mix of product volume away from difference-in-conditions to fire, as well as the impact of certain fire losses experienced during the first six months of 2000.

Casualty segment gross written premiums were $117.2 million for the first six months of 2000, up $28.2 million, or 31.7% from the same period in 1999. The driving forces behind this improvement were increases in the program business of $8.1 million, the transportation product of $7.9 million, the general liability product of $3.6 million, and the executive products group of $3.0 million. The GAAP combined ratio fell slightly to 101.0 for the first six months compared to
102.1 last year, as the segment's expense ratio has shown improvement. Booked at a combined ratio of 101.0, the management of the Company believes this segment creates value for the Company as investments supporting reserves and the resulting cash flows generate significant investment income.

Surety segment gross written premiums increased to $22.8 million for the first six months of 2000, up $9.2 million, or 67.5%, from the same period in 1999. This increase was the result of increases in both the Peoria and Houston operations. Premiums increased by 79.2% in the Houston branch, while the Peoria branch increased premiums by 63.7%. The GAAP combined ratio for the surety segment fell to 90.8 in the first six months of 2000 from 93.3 a year ago, due to an improvement in the segment's expense ratio. The surety book continues to mature and provide profitable growth opportunities.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $14.0 million during the first six months of 2000, an increase of 12.8% over that reported for the same period in 1999. Both a higher interest rate environment and continued positive operating cash flow have resulted in the rise in investment income. The Company experienced a net realized loss from investments of $87,000 in the first six months of 2000, compared to a net realized gain of $2.3 million for the same period in 1999, which was impacted by the sale of certain equity securities. For the six months ended June 30, 2000, the Company experienced a $6.1 million pre-tax unrealized loss on its investment portfolio.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the six month periods ended June 30, 2000 and 1999 are as follows:

                                               2000                1999
                                               ----                ----
                  Taxable                      6.62%               6.59%
                  Non-taxable                  4.91%               4.77%

For the first six months of 2000, yields on taxable and non-taxable securities increased from the same period last year, reflecting an increasing interest rate environment and the subsequent investment of new cash flow. Yields on non-taxable securities reflect a greater increase than taxable securities due to a greater proportion of new cash flow being directed to the non-taxable portfolios.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $6.1 million for the first six months of 2000, compared with an $11.7 million gain for the same period in 1999. The 2000 year-to-date loss reflects largely stock market fluctuations and, to a smaller extent, the impact of an increasing interest rate environment. The Company's net cumulative unrealized gain before tax was $147.1 million down from $153.2 million at December 31, 1999. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $2.5 million for the first six months of 2000, a $700,000 increase from the same period in 1999. This change is related to increased debt costs resulting from rising interest rates, as well as a net increase of $7.1 million in the average outstanding debt balances over the same period last year. The increase in average debt balances for the year-to-date is, in part, attributable to the January 29, 1999, acquisition of Underwriters' Indemnity Holdings, Inc., which was funded through $42.8 million in reverse repurchase agreements from RLI Insurance Company. Also contributing to the increase was a temporary pay-down on the line of credit in 1999 reflected in last year's average debt balance. At June 30, 2000, outstanding short-term balances totaled $78.1 million, compared to $74.6 million at June 30, 1999.

INCOME TAXES

The Company's effective tax rate for the first six months of 2000 and 1999 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2000 and 1999 as a result of the following:

                                            2000                  1999
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 6,397,406    35%     $ 7,330,566    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (1,336,425)  ( 7%)     (1,264,015)  ( 6%)
  Dividends received deduction      (  776,418)  ( 4%)     (  751,655)  ( 3%)
  Dividends paid deduction          (  127,005)  ( 1%)     (  120,537)  ( 1%)
  Goodwill amortization                283,598     1%               -     -
  Other items, net                     335,321     2%         151,541     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 4,776,477    26%     $ 5,345,900    26%


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

During the first six months of 2000, the Company repurchased 71,272 of its outstanding shares at a cost of nearly $2.1 million. All repurchase activity for the year, thus far, occurred in the first quarter and was funded through operating cash flow.

At June 30, 2000 the Company had short-term investments, cash and other investments maturing within one year, of approximately $81.9 million and additional investments of $144.7 million maturing within five years. The Company maintains one primary source of credit, a $30.0 million line of credit that cannot be canceled during its annual term. As of June 30, 2000, the Company had $19.6 million in outstanding short-term borrowings on this facility. Additionally, the Company was party to five reverse repurchase transactions totaling $58.5 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

OTHER MATTERS

The Company completed its year 2000 (Y2K) project in 1999 with subsequent monitoring of mission critical systems during the calendar rollover. Since this project's beginning in 1997, the Company has incurred approximately $1.5 million of direct expense to complete changes and modifications to the business and systems environment for Y2K compliance. Of this amount, approximately $420,000 was incurred in 1999 and $20,000 was incurred in the first quarter of 2000. Throughout the initiative, actual Y2K expenses were within acceptable ranges of those forecasted. To date, the Company has not experienced production issues related to Y2K in any of the primary or supporting computer systems.

The Company has received a minimal number of Y2K-related claims and believes that, ultimately, no indemnity payments will be made, only related adjustment expenses.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS
ENDED JUNE 30, 1999

Consolidated gross sales totaled $125.1 million for the second quarter of 2000 compared to $97.0 million for the same period in 1999. As detailed in the discussion of RLI Insurance Group that follows, second quarter 2000 gross premiums improved $29.4 million, or 33.1%, over second quarter 1999 levels. Consolidated revenue for the second quarter of 2000 increased $8.7 million, or 15.4%, from the same period in 1999. Net premiums earned in the second quarter of 2000 improved $10.0 million compared to 1999, and investment income advanced $900,000 over second quarter 1999 levels. Realized investment gains declined $2.2 million from second quarter 1999 levels due to the strategic sale of certain equity positions during the second quarter of 1999.

The net after-tax earnings for the second quarter of 2000 totaled $7.0 million, $0.70 per diluted share, compared to $9.0 million, $0.88 per share, for the same period in 1999. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, was $6.9 million, $0.70 per share, compared to $7.6 million, $0.74 per share, for the same period in 1999.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $7.9 million, $0.80 per share, compared to $21.6 million, $2.10 per share, for the same period in 1999. Unrealized gains, net of tax, for the second quarter of 2000 were $1.0 million, $0.10 per share compared to $12.6 million, $1.22 per share, for the same period in 1999. The higher 1999 level is attributable to the stock market rallies that occurred in April and June, 1999.

RLI INSURANCE GROUP

Gross written premium for the second quarter of 2000 totaled $118.0 million, compared to $88.6 million reported for the same period in 1999. All segments have contributed to this improvement, as mentioned previously. Pretax underwriting profit declined to $2.6 million in the second quarter of 2000 compared to $4.8 million for the same period last year. This equates to GAAP combined ratios of 95.5 for the second quarter of 2000 compared to 89.8 for the second quarter of 1999. The decline in profitability is attributed to certain property losses experienced during the second quarter of 2000.

Property segment gross written premiums increased by 19.2% to $41.8 million in the second quarter of 2000. Fueling this growth, fire premiums improved to $19.4 million for the second quarter of 2000, compared to $13.3 million for the same period in 1999. Property segment underwriting profits were $2.3 million for the second quarter of the year compared to $4.9 million last year. The GAAP combined ratio for the property segment increased to 84.1 for the second quarter of 2000 compared to 62.2 for the same period last year. This increase is partially attributable to a shift in the mix of product volume away from difference-in-condition business. Additionally, certain fire losses experienced during the second quarter of 2000 impacted the combined ratio.

Gross written premiums for the casualty segment were $63.7 million for the second quarter of 2000 compared to $46.0 million for the prior year. This is primarily due to the increases in program business, transportation, general liability, and executive products mentioned previously. Program business and transportation improved gross writings by $7.2 million and $4.7 million, respectively for the quarter, while general liability advanced $2.7 million and executive products $800,000. The GAAP combined ratio fell slightly to 100.1 for the second quarter compared to 101.3 last year, as the segment's expense ratio has shown improvement.

The Group's surety segment gross written premiums increased by 64.5% to $12.5 million for the second quarter of 2000 compared to $7.6 million for the same period in 1999. This improvement was the result of growth in both the Peoria and Houston operations, as mentioned previously. The GAAP combined ratio for the surety segment rose to 96.1 in the second quarter from 94.3 a year ago. The increase in combined ratio is attributable to early adverse loss experience on a new contractor's program started in late 1999.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $7.1 million during the second quarter of 2000, an increase of 14.4% over that reported for the same period in 1999. Both a higher interest rate environment and continued positive operating cash flow have allowed for increased bond and short-term investments, resulting in the rise in investment income.

The Company experienced a net realized gain from investments of $34,000 in the second quarter of 2000 compared to a net realized gain of $2.2 million for the same period in 1999. The majority of gains realized in the second quarter of 1999 were the result of the sale of certain equity securities.

INCOME TAXES

The Company's effective tax rate for the second quarter of 2000 was 25% compared to 27% reported for the same period in 1999. The change in the effective rate is reflective of a decline in underwriting profits, which are taxed at the 35% rate, coupled with an increase tax-exempt interest income. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2000 and 1999 as a result of the following:

                                            2000                  1999
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,248,924    35%     $ 4,299,852    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (  665,779)  ( 7%)     (  640,383)  ( 5%)
  Dividends received deduction      (  375,199)  ( 4%)     (  373,593)  ( 3%)
  Dividends paid deduction          (   65,477)  ( 1%)     (   59,354)    --
  Goodwill amortization                143,742     2%              --     --
  Other items, net                      34,450     --          37,978     --
                                   -----------   ----     -----------    ---
Total tax expense                  $ 2,320,661    25%     $ 3,264,500    27%



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

The Company's market risk exposures at June 30, 2000, have not materially changed from those identified at December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - Not Applicable

ITEM 2.  CHANGE IN SECURITIES - Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
         On May 4, 2000, at the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

                Bernard J. Daenzer                 Edward F. Sutkowski
                Jonathan E. Michael

ITEM 5.  OTHER INFORMATION - Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Not Applicable

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.


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

Date: August 9, 2000