Form 10-Q
period 2000-09-30
RLI CORP
filed 2000-11-13
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended          September 30, 2000
                         -------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 10, 2000 the number of shares outstanding of the registrant's Common Stock was 9,803,962.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            RLI Corp. & Subsidiaries
    Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                 For the Three-Month Period Ended September 30,



(Unaudited)                                     2000           1999
                                          -------------    -----------
Net premiums earned                         $61,250,871   $ 50,991,644
Net investment income                         7,461,190      6,737,007
Net realized investment gains                   603,801      2,264,925
                                          -------------    -----------
                                             69,315,862     59,993,576
                                          -------------    -----------
Losses and settlement expenses               34,660,846     27,104,767
Policy acquisition costs                     19,339,611     15,304,061
Insurance operating expenses                  4,304,520      4,097,696
Interest expense on debt                      1,359,793      1,076,296
General corporate expenses                      607,030        680,954
                                          -------------    -----------
                                             60,271,800     48,263,774
                                          -------------    -----------
Equity in earnings of uncons. investee          794,988        210,771
                                          -------------    -----------
Earnings before income taxes                  9,839,050     11,940,573
Income tax expense                            2,459,829      3,469,082
                                          -------------    -----------
Net earnings                                $ 7,379,221   $  8,471,491
                                          =============   ============
Other compre. earnings(loss), net of tax      9,399,962    (21,189,824)
                                          -------------    -----------
Comprehensive earnings (loss)               $16,779,183   $(12,718,333)
                                          =============    ===========
 Earnings per share:
  Basic:

  Net earnings per share from operations          $0.71          $0.70
  Realized gains, net of tax                      $0.04          $0.15
                                          -------------    -----------
  Basic net earnings per share                    $0.75          $0.85
                                          =============    ===========
  Basic compre. earnings(loss)per share           $1.71         $(1.27)
                                          =============    ===========
  Diluted:

  Net earnings per share from operations          $0.70          $0.69
  Realized gains, net of tax                      $0.04          $0.15
                                           ------------    -----------
  Diluted net earnings per share                  $0.74          $0.84
                                           ============    ===========
  Diluted compre. earnings(loss)per share         $1.69         $(1.26)
                                           ============    ===========
Weighted average number of common shares
 outstanding
  Basic                                       9,803,879     10,015,096
  Diluted                                     9,951,406     10,129,261

Cash dividends declared per common share          $0.15          $0.14

The accompanying notes are an integral part of the financial statements.

                            RLI Corp. & Subsidiaries
    Condensed Consolidated Statement of Earnings and Comprehensive Earnings
                  For the Nine-Month Period Ended September 30,



(Unaudited)                                     2000           1999
                                          -------------   ------------
Net premiums earned                        $172,080,689   $144,453,076
Net investment income                        21,482,936     19,165,187
Net realized investment gains                   517,136      4,522,892
                                          -------------   ------------
                                            194,080,761    168,141,155
                                          -------------   ------------
Losses and settlement expenses               94,336,883     70,203,818
Policy acquisition costs                     55,234,149     48,938,152
Insurance operating expenses                 13,224,177     12,253,391
Interest expense on debt                      3,893,753      2,905,051
General corporate expenses                    2,036,118      2,383,848
                                          -------------   ------------
                                            168,725,080    136,684,260
                                          -------------   ------------
Equity in earnings of uncons. investee        2,761,672      1,428,151
                                          -------------   ------------
Earnings before income taxes                 28,117,353     32,885,046
Income tax expense                            7,236,306      8,814,982
                                          -------------   ------------
Net earnings                               $ 20,881,047   $ 24,070,064
                                          =============   ============
Other compre. earnings (loss), net of tax     5,428,324    (13,577,938)
                                          -------------   ------------
Comprehensive earnings                     $ 26,309,371   $ 10,492,126
                                          =============   ============
 Earnings per share:
  Basic:
  Net earnings per share from operations          $2.10          $2.07
  Realized gains, net of tax                      $0.03          $0.29
                                          -------------    -----------
  Basic net earnings per share                    $2.13          $2.36
                                          =============    ===========
  Basic compre. earnings per share                $2.68          $1.03
                                          =============    ===========
  Diluted:
  Net earnings per share from operations          $2.07          $2.05
  Realized gains, net of tax                      $0.03          $0.29
                                           ------------    -----------
  Diluted net earnings per share                  $2.10          $2.34
                                           ============    ===========
  Diluted compre. earnings per share              $2.65          $1.02
                                           ============    ===========
Weighted average number of common shares
 outstanding
  Basic                                       9,821,837     10,193,015
  Diluted                                     9,933,191     10,290,735

Cash dividends declared per common share          $0.44          $0.41

The accompanying notes are an integral part of the financial statements.

         RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet


                                            September 30, 2000  December 31, 1999
                                                (Unaudited)
                                            ------------------  -----------------
ASSETS
Investments
Fixed maturities
     Held-to-maturity, at amortized cost        $  309,443,955   $  294,198,626
     Trading, at market value                        7,920,053        7,650,901
     Available-for-sale, at market value            86,680,018       40,662,978
  Equity securities, at fair value                 294,647,667      284,639,044
  Short-term investments, at cost                   45,569,617       64,092,009
                                                --------------   --------------
  Total investments                                744,261,310      691,243,558
Accrued investment income                            6,902,135        6,999,134
Premiums and reinsurance balances receivable        98,358,607       65,476,876
Ceded unearned premium                              61,635,431       48,676,411
Reinsurance balances recoverable on unpaid
  losses                                           231,140,599      245,580,145
Federal income tax receivable                        1,363,665        2,061,958
Deferred policy acquisition costs                   45,321,492       34,357,631
Property and equipment                              14,077,463       15,440,784
Investment in unconsolidated investee               17,833,608       15,070,277
Goodwill                                            32,805,763       34,140,327
Other assets                                        11,942,074       11,315,728
                                                --------------   --------------
             TOTAL ASSETS                       $1,265,642,147   $1,170,362,828
                                                ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and settlement expenses        $  533,857,479   $  520,494,454
   Unearned premiums                               211,592,281      167,044,325
   Reinsurance balances payable                     55,745,839       44,278,883
   Short-term debt, LOC and notes payable           78,539,318       78,396,568
   Income taxes-deferred                            44,786,285       41,662,396
   Other liabilities                                28,518,463       25,416,744
                                                --------------   --------------
             TOTAL LIABILITIES                     953,039,665      877,293,370
                                                --------------   --------------
Shareholders' Equity:
  Common stock  ($1 par value, authorized)
  (12,806,446 shares issued at 9/30/00)
  (12,804,558 shares issued at 12/31/99)            12,806,446       12,804,558
Paid-In Capital                                     70,153,160       70,531,201
Accumulated other comprehensive earnings           105,228,433       99,800,109
Retained Earnings                                  205,818,003      189,250,195
Deferred compensation                                5,182,822        4,705,536
Less: Treasury shares at cost
        (3,002,484 shares at 9/30/00)
        (2,931,212 shares at 12/31/99)             (86,586,382)     (84,022,141)
                                                --------------   --------------
             TOTAL SHAREHOLDERS' EQUITY            312,602,482      293,069,458
                                                --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,265,642,147   $1,170,362,828
                                                ==============   ==============

The accompanying notes are an integral part of the financial  statements.

                           RLI Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                 For the Nine-Month Period
                                                    Ended September 30,
                                                ---------------------------
                                                      2000           1999
                                                ------------  -------------
Net cash provided by operating activities      $  55,414,044   $ 34,627,063
                                                ------------  -------------
Cash Flows from Investing Activities
  Investments purchased                         (106,887,481)   (54,251,597)
  Investments sold                                22,147,519     18,629,145
  Investments called or matured                   21,856,700     23,650,563
  Net decrease in short-term investments          14,533,268      2,858,716
  Net property and equipment purchased              (931,209)    (4,154,528)
  Investment in Underwriters Indemnity Holdings            0    (40,700,000)
                                                ------------  -------------
Net cash used in investing activities            (49,281,203)   (53,967,701)
                                                ------------  -------------
Cash Flows from Financing Activities
  Cash dividends paid                             (4,225,557)    (4,172,608)
  Proceeds from issuance of notes payable          1,029,250     36,330,603
  Payments on debt                                  (886,500)             0
  Change in contributed capital                       36,921        302,696
  Treasury shares purchased                       (2,086,955)   (15,621,052)
  Unearned ESOP shares purchased                         -        2,500,999
                                                ------------  -------------
Net cash provided by
  (used in) financing activities                  (6,132,841)    19,340,638
                                                ------------  -------------
Net increase in cash                                       0              0
                                                ------------  -------------
Cash at the beginning of the year                          0              0
                                                ------------  -------------
Cash at September 30                           $           0   $          0
                                               =============   ============

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

        The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of a full year.

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

        Pursuant to disclosure requirements contained in the FASB issued Statement No. 128, "Earnings per Share," the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.


                          For the Nine-Month Period Ended September 30, 2000
                                   Income          Shares        Per Share
                                (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------
BASIC EPS
Income available to           $20,881,047       9,821,837           2.13
  common stockholders

EFFECT OF DILUTIVE SECURITIES
Incentive Stock Options                --         111,354
------------------------------------------------------------------------------

DILUTED EPS
Income available to common    $20,881,047       9,933,191           2.10
------------------------------------------------------------------------------


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

In October 1998, the AICPA issued Statement of Position (SOP) 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The method used for these contracts is referred to as deposit accounting. This SOP specifies that at inception, a deposit asset or liability should be recognized for insurance and reinsurance contracts accounted for under deposit accounting and should be measured based on the consideration paid or received, less any explicitly identified premiums or fees to be retained by the insurer effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not have any insurance or reinsurance contracts that are required to be accounted for under the deposit method as of September 30, 2000.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"(Statement
140). Statement 140 supercedes and replaces the guidance in FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 140 provides guidance on securitization transactions involving financial assets, sales of financial assets such as receivable, loans and securities, collateralized borrowing arrangements, securities lending transactions, and repurchase agreements. Disclosure requirements under this Statement become effective for financial statements for fiscal years ending after December 15, 2000. The Company is currently evaluating this recently issued Statement.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 2000 and 1999 is presented below.

SEGMENT DATA-- (in thousands)

                                               EARNINGS            REVENUES
                                            2000       1999     2000      1999
                                          --------   --------  --------  -------
        Property                             7,152     12,963   44,229    37,902
        Casualty                              (778)    (1,711) 102,910    87,473
        Surety                               2,912      1,806   24,942    19,078
        Net investment income               21,483     19,165   21,483    19,165
        Realized gains                         517      4,523      517     4,523
        General corporate expense
          and interest on debt              (5,931)    (5,289)
        Equity in earnings of
          unconsolidated investee            2,762      1,428
                                          --------    -------

        Total segment earnings before
          income taxes                      28,117     32,885
                                          --------    -------

        Income taxes                         7,236      8,815
                                          --------   --------  --------  -------

        Total                               20,881     24,070  194,081   168,141
                                          --------   --------  --------  -------

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 89% of the Company's total revenue for the nine months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1999

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $355.6 million for the first nine months of 2000 compared to $278.4 million for the same period in 1999. Gross premium writings of the Group improved 31.0% over 1999 levels, fueled by growth in virtually every product line. Consolidated revenue for the first nine months of 2000 increased $25.9 million or 15.4% from the same period in 1999. Net premiums earned alone increased 19.1%. Net investment income improved 12.1% to $21.5 million. Realized investment gains declined to $517,000, compared to $4.5 million reported in 1999. The strategic sale of certain equity securities, during the second and third quarters of 1999, accounted for this difference.

The net after-tax earnings for the first nine months of 2000 totaled $20.9 million, $2.10 per diluted share, compared to $24.1 million, $2.34 per share, for the same period in 1999. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, totaled $20.5 million, $2.07 per share, compared to $21.1 million, $2.05 per share, for the same period in 1999.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $26.3 million, $2.65 per share, compared to $10.5 million, $1.02 per share, for the same period in 1999. Unrealized gains, net of tax, for the first nine months of 2000 were $5.4 million, $0.55 per share compared to net unrealized losses of $13.6 million, $1.32 per share, for the same period in 1999. The decline in the stock market in the third quarter of 1999 compared to the stock market rally experienced in third quarter of 2000 account for this difference.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $333.6 million for the first nine months of 2000 compared to $254.7 million for the same period in 1999. All segments have contributed to this improvement as growth initiatives and firming prices in select product lines have combined to advance the Company's top line. Profitability declined with $9.3 million in pretax underwriting profit compared to $13.1 million last year, as the Company's GAAP combined ratio increased to
94.6 for the first nine months of 2000 from 91.0 reported for the same period last year.

The Group's property segment increased premium writings by $28.5 million, or 30.2%, in the first nine months of 2000. The driving force behind this improvement was $15.6 million in premium from the new construction product, which was launched in the fourth quarter of 1999, as well as $6.7 million in increased fire premiums. Difference-in-conditions premiums also increased by 7.2% along with increases in other product lines. The property segment generated underwriting profits of $7.2 million for the first nine months of the year compared to $13.0 million last year. The GAAP combined ratio increased to 83.8 compared to 65.8 a year ago due to a shift in the mix of product volume away from difference-in-conditions, a lower loss frequency product, to construction and fire. Additionally, certain construction and commercial fire losses experienced during the first nine months of 2000 impacted the combined ratio.

Casualty segment gross written premiums were $176.4 million for the first nine months of 2000, up $39.4 million, or 28.7% from the same period in 1999. The driving forces behind this improvement were increases in the program business of $14.3 million, the transportation product of $9.7 million, the general liability product of $4.9 million, executive products group of $4.7 million, and personal umbrella of $2.4 million. The GAAP combined ratio fell slightly to 100.8 for the first nine months compared to 102.0 last year, as the segment's expense ratio has shown improvement. At a combined ratio slightly above break-even, the management of the Company believes this segment creates value for the Company as investments supporting reserves and the resulting cash flows generate significant investment income.

Surety segment gross written premiums increased to $34.6 million for the first nine months of 2000, up $11.0 million, or 46.9%, from the same period in 1999. Increased premium production in contract and oil and gas bonding has accounted for this improvement. The GAAP combined ratio for the surety segment fell to
88.3 in the first nine months of 2000 from 90.5 a year ago, due to an improvement in the segment's expense ratio. The surety book continues to mature and provide profitable growth opportunities.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $21.5 million during the first nine months of 2000, an increase of 12.1% over that reported for the same period in 1999. Both a higher interest rate environment and continued positive operating cash flow have resulted in the rise in investment income. The Company experienced a net realized gain from investments of $517,000 in the first nine months of 2000, compared to a net realized gain of $4.5 million for the same period in 1999, which was impacted by the sale of certain equity securities. For the nine months ended September 30, 2000, the Company experienced $8.4 million pre-tax unrealized gains on its investment portfolio.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 98% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the nine month periods ended September 30, 2000 and 1999 are as follows:


                                               2000                1999
                                              -----                -----
                  Taxable                      6.66%               6.55%
                  Non-taxable                  4.91%               4.76%

For the first nine months of 2000, yields on taxable and non-taxable securities increased from the same period last year, reflecting an increasing interest rate environment and the subsequent investment of new cash flow. Yields on non-taxable securities reflect a greater increase than taxable securities due to wider spreads in the maturities targeted for these investments and a greater proportion of new cash flow being directed to the non-taxable portfolios.

The Company's available-for-sale portfolio of debt and equity securities had net unrealized gains before tax of $8.4 million for the first nine months of 2000, compared with a $20.9 million loss for the same period in 1999. The
2000 year-to-date gain reflects the continuing improvement in the total return generated by the equity portfolio. During the third quarter of 1999, the decline experienced in the stock market negatively impacted the equity portfolio's performance. The Company's net cumulative unrealized gain before tax was $161.6 million up from $153.2 million at December 31, 1999.
Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations increased to $3.9 million for the first nine months of 2000, a $989,000 increase from the same period in 1999. This change is related to increased debt costs resulting from rising interest rates on the short-term floating rate outstanding debt, as well as a net increase of $4.7 million in the average outstanding debt balances over the same period last year. The increase in average debt balances for the year-to-date is, in part, attributable to the January 29, 1999, acquisition of Underwriters' Indemnity Holdings, Inc., which was funded through $42.8 million in reverse repurchase agreements from RLI Insurance Company. Also contributing to the increase was a temporary pay-down on the line of credit in 1999 reflected in last year's average debt balance. At September 30, 2000, outstanding short-term balances totaled $78.5 million, compared to $79.5 million at September 30, 1999.

INCOME TAXES

The Company's effective tax rate for the first nine months of 2000 was 26% compared to 27% for the same period in 1999. The change in the effective rate is reflective of a decline in underwriting profits, which are taxed at the 35% rate, coupled with an increase tax-exempt interest income. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2000 and 1999 as a result of the following:

                                            2000                  1999
                                       Amount      %         Amount       %
                                   -----------    ---     -----------   ----
Provision for income taxes at
  the statutory rate of 35%        $ 9,841,073    35%     $11,509,766    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income        (2,019,010)   (7%)     (1,916,438)   (6%)
  Dividends received deduction      (1,151,347)   (4%)     (1,120,546)   (3%)
  Dividends paid deduction            (195,509)   (1%)       (183,071)   (1%)
  Goodwill amortization                422,409     2%         280,707     1%
  Other items, net                     338,690     1%         244,564     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 7,236,306    26%     $ 8,814,982    27%
                                   ===========   ====     ===========    ===

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

During the first nine months of 2000, the Company repurchased 71,272 of its outstanding shares at a cost of nearly $2.1 million. All repurchase activity for the year, thus far, occurred in the first quarter and was funded through operating cash flow.

At September 30, 2000 the Company had short-term investments, cash and other investments maturing within one year, of approximately $73.3 million and additional investments of $150.6 million maturing within five years. The Company maintains one source of bank credit, a $30.0 million line of credit that cannot be canceled during its annual term. As of September 30, 2000, the Company had $19.6 million in outstanding short-term borrowings on this facility. Additionally, the Company was party to five reverse repurchase transactions totaling $58.9 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1999

Consolidated gross sales totaled $121.2 million for the third quarter of 2000 compared to $100.1 million for the same period in 1999. As detailed in the discussion of RLI Insurance Group that follows, third quarter 2000 gross premiums improved $22.1 million, or 24.2%, over third quarter 1999 levels. Consolidated revenue for the third quarter of 2000 increased $9.3 million, or 15.5%, from the same period in 1999. Net premiums earned in the third quarter of 2000 improved $10.3 million compared to 1999, and investment income advanced $724,000 over third quarter 1999 levels. Realized investment gains declined $1.7 million from third quarter 1999 levels due to the strategic sale of certain equity positions during the third quarter of 1999.

The net after-tax earnings for the third quarter of 2000 totaled $7.4 million, $0.74 per diluted share, compared to $8.5 million, $0.84 per share, for the same period in 1999. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains, was $7.0 million, $0.70 per share, compared to $7.0 million, $0.69 per share, for the same period in 1999.

Comprehensive earnings, which includes net earnings plus unrealized gains/losses net of tax, totaled $16.8 million, $1.69 per share, compared to a comprehensive loss of $12.7 million, $1.26 per share, for the same period in 1999. Unrealized gains, net of tax, for the third quarter of 2000 were $9.4 million, $0.95 per share compared to unrealized losses of $21.2 million, $2.10 per share, for the same period in 1999. The loss incurred in 1999 is attributable to the stock market declines in August and September, 1999.

RLI INSURANCE GROUP

Gross written premium for the third quarter of 2000 totaled $113.2 million, compared to $91.1 million reported for the same period in 1999. All segments have contributed to this improvement, as mentioned previously. Pretax underwriting profit declined to $2.9 million in the third quarter of 2000 compared to $4.5 million for the same period last year. This equates to GAAP combined ratios of 95.2 for the third quarter of 2000 compared to 91.2 for the third quarter of 1999. The decline in profitability is attributed to certain property losses experienced during the third quarter of 2000.

Property segment gross written premiums increased by $9.0 million to $42.2 million in the third quarter of 2000. Fueling this growth, premiums from the new construction product added $6.5 million for the third quarter of 2000. Difference-in-conditions premium advanced, as well, posting a $2.0 million, or 11.2%, increase to $20.1 million. Property segment underwriting profits were $1.6 million for the third quarter of the year compared to $4.0 million last year. The GAAP combined ratio for the property segment increased to 90.3 for the third quarter of 2000 compared to 69.3 for the same period last year. This increase is partially attributable to a shift in the mix of product volume away from the lower loss frequency, difference-in-condition product to construction and fire business. Additionally, certain construction and commercial fire losses experienced during the third quarter of 2000 impacted the combined ratio.

Gross written premiums for the casualty segment were $59.2 million for the third quarter of 2000 compared to $48.1 million for the prior year. This is primarily due to the increases in program business, transportation, general liability, and executive products, mentioned previously. Program business and transportation improved gross writings by $6.1 million and $1.8 million, respectively for the quarter, while general liability advanced $1.2 million, and executive products $1.6 million. The GAAP combined ratio fell slightly to 100.3 for the third quarter compared to 101.6 last year, as the segment's expense ratio has shown improvement.

The Group's surety segment gross written premiums increased by 18.7% to $11.8 million for the third quarter of 2000 compared to $9.9 million for the same period in 1999. This improvement was primarily the result of growth in contract bonding, as mentioned previously. The GAAP combined ratio for the surety segment fell to 84.1 for the third quarter of 2000 from 85.6 a year ago, due to an improvement in the segment's expense ratio.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $7.5 million during the third quarter of 2000, an increase of 10.7% over the same period in 1999. Both a higher interest rate environment and continued positive operating cash flow have allowed for increased bond and short-term investments, resulting in the rise in investment income.

The Company experienced a net realized gain from investments of $604,000 in the third quarter of 2000 compared to $2.3 million for the same period in 1999. The majority of gains realized in the third quarter of 1999 were the result of the sale of certain equity securities.

INCOME TAXES

The Company's effective tax rate for the third quarter of 2000 was 25% compared to 29% reported for the same period in 1999. The change in the effective rate is reflective of a decline in underwriting profits, which are taxed at the 35% rate, coupled with an increase tax-exempt interest income. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2000 and 1999 as a result of the following:


                                            2000                  1999
                                       Amount      %         Amount      %
                                       ------     ---        ------     ---
Provision for income taxes at
  the statutory rate of 35%        $ 3,443,667    35%     $ 4,179,201    35%
Increase (reduction) in taxes
  resulting from:
  Tax exempt interest income          (682,585)   (7%)       (652,423)   (5%)
  Dividends received deduction        (374,929)   (4%)       (368,891)   (3%)
  Dividends paid deduction             (68,504)   (1%)       ( 62,533)   (1%)
  Goodwill amortization                102,206     1%         280,707     2%
  Other items, net                      39,974     1%          93,021     1%
                                   -----------   ----     -----------    ---
Total tax expense                  $ 2,459,829    25%     $ 3,469,082    29%
                                   ===========   ====     ===========    ===

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

The Company's market risk exposures at September 30, 2000, have not materially changed from those identified at December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Not Applicable

        (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RLI Corp.

                                      /s/ Joseph E. Dondanville
                                      --------------------------------------
                                      Joseph E. Dondanville
                                      Vice President, Chief Financial Officer
                                      (Duly authorized and Principal
                                      Financial and Accounting Officer)

Date: November 10, 2000