Form 10-K
period 2000-12-31
RLI CORP
filed 2001-03-26
CIK 84246

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934    For the fiscal year ended          December 31, 2000
                                     ------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               -----------------------  -----------------------

Commission File Number                    0-6612
                       --------------------------------------------------------

                     RLI CORP.
-------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)
         Illinois                                      37-0889946
-------------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    9025 North Lindbergh Drive, Peoria, Illinois               61615
---------------------------------------------------    ------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (309) 692-1000
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
-------------------------------------------------------------------------------
Common Stock $1.00 par value                    New York Stock Exchange

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
                                                                X  Yes       No
                                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the New York Stock Exchange, was $412,084,932. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $1.00 par value, on February 28, 2001 was 9,811,546.

                      DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the Annual Report to Shareholders for the past year ended December 31, 2000, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant's definitive Proxy Statement for the 2001 annual meeting of security holders to be held May 3, 2001, are incorporated herein by reference into Part III of this document.

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

(c) Narrative Description of Business

                               RLI INSURANCE GROUP

      RLI Insurance Group is principally composed of four insurance companies. RLI Insurance Company, the principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company ("Mt. Hawley"), a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Underwriters Indemnity Company ("UIC"), a subsidiary of RLI Insurance Company, writes multiple lines insurance on an admitted basis in 33 states and the District of Colombia and surplus lines insurance in Ohio. Planet Indemnity Company ("PIC"), a subsidiary of Mt. Hawley, writes multiple lines insurance on an admitted basis in 23 states and the District of Columbia. PIC writes surplus lines insurance in an additional five states. Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc., and Safe Fleet Insurance Services, Inc.

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

      Significant rate increases resulted when the insurance market hardened in late 1984. The Company responded by expanding its premium volume in targeted lines. Since 1987, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition. As a result of catastrophic losses, such as Hurricane Andrew and the Northridge Earthquake, property rates hardened in California, Florida and the wind belt, but remained soft in other areas of the country. In 1994 and 1995, rates hardened and premium growth was achieved in the commercial property book of business. Otherwise, rates for property and casualty lines have declined over time. To maintain profitability, underwriters have tightened selection criteria, broadened their focus to other market segments and given up business where rates dropped too low. Since the end of 1999, a trend has emerged of modest firming in the pricing of branch office business which may indicate an improvement in industry underwriting discipline.

      The Company initially wrote specialty property and casualty insurance through independent underwriting agents. The Company opened its first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices which market to wholesale producers. The Company also markets certain products to retail producers from its Specialty Markets Division and the Surety Division. The Company produces business under agreements with underwriting general agents. Additional underwriting agents are accepted under the auspices of Company product vice presidents. The majority of the specialty property and casualty business is marketed through the Specialty Markets and Surety divisions and branch offices located in Los Angeles, California; Oakland, California; Glastonbury, Connecticut; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Overland Park, Kansas; Boston, Massachusetts; St. Paul, Minnesota; New York City, New York; Dallas, Texas; Houston, Texas; and Seattle, Washington.

      For the year ended December 31, 2000, the following table provides the geographic distribution of the Company's risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 2000, no other state accounted for more than 2% of total direct premiums earned for all product lines.

                                 Direct Premiums
     State                           Earned                  Percent of Total
     -----                       ---------------             ----------------
     California                    $113,338,998                   29.50%
     Texas                           35,486,888                    9.24
     Florida                         33,266,800                    8.66
     New York                        27,285,381                    7.10
     Hawaii                          14,831,592                    3.86
     Illinois                        11,430,336                    2.98
     Ohio                            10,406,330                    2.71
     Georgia                          9,117,922                    2.37
     Tennessee                        8,780,038                    2.29
     New Jersey                       8,433,981                    2.20
     All Other                      111,760,401                   29.09
                                  -------------                   -----

     Total direct premiums         $384,138,667                  100.00%
                                  =============                  =======

      The Company presently underwrites selected property and casualty insurance primarily in the following lines:


A. PROPERTY SEGMENT

      1. COMMERCIAL PROPERTY. The Company's commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages written in the United States and abroad. The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. The Company also writes boiler and machinery and ocean marine insurance under the same management as commercial property. The Alpharetta, Boston, Chicago, Dallas, Houston, Los Angeles and Oakland branch offices are responsible for underwriting this coverage. In 2000, 1999, and 1998 net earned premiums totaled $51,836,000, $43,918,000 and $42,281,000, or 20%, 19% and 25%,
respectively, of the Company's consolidated revenues.

      2. HOMEOWNERS/RESIDENTIAL PROPERTY. In 1997, the Company assumed a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $8,712,000, $6,850,000 and $9,689,000, or 3%, 3% and 6% of
the Company's consolidated revenues for 2000, 1999 and 1998, respectively.

      3. OTHER. The Company acquired property business as a part of the acquisition of Underwriters Indemnity Holdings on January 29, 1999. All property coverages associated with this business are being non-renewed in accordance with allowed policy provisions. In 1999, net earned premiums totaled $622,000 or less than 1% of the Company's consolidated revenue. In 2000, net earned premiums were negative ($485,000), as reinsurance adjustments resulted in a reclass between premium earned and ceded commissions. This change resulted in no net impact to the company's bottom line.

B. SURETY SEGMENT

      3. SURETY. The Company underwrites this product line from the Home Office in Peoria and branch facilities in Atlanta, Boston, Chicago, Cleveland, Dallas, Houston, Kansas City, Los Angeles, New York, Philadelphia and Seattle. The division has recently expanded its commercial surety segment by hiring a professional group of underwriters that will focus on writing mid-market commercial surety accounts. The Company also continues to focus on writing contract bonds for small size contractors, energy-related business for oil and gas operators and a wide range of commercial surety bonds for small businesses. Net earned premium totaled $34,739,000, $25,412,000 and $18,307,000, or 13%, 11% and 11% of the Company's consolidated revenues for 2000, 1999 and 1998, respectively.

C. CASUALTY SEGMENT

      4. GENERAL LIABILITY. The Company writes general liability coverages through its Los Angeles, Glastonbury, Chicago, Alpharetta and Dallas branch offices. The Company's general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks. Net earned premiums totaled $34,891,000, $31,149,000 and $23,726,000, or 13%, 14% and
14% of the Company's consolidated revenues for the years 2000, 1999 and 1998, respectively.

      5. COMMERCIAL AND PERSONAL UMBRELLA LIABILITY. The Company's commercial umbrella coverage is produced through its Overland Park, St. Paul, Alpharetta, Glastonbury, Los Angeles and Dallas branch offices. Commercial Umbrella was also written through an underwriting general agency in San Francisco until the agreement was discontinued late in 2000. The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $62,879,000, $58,956,000 and $29,086,000, or 24%, 26% and 17% of the
Company's consolidated revenues for the years 2000, 1999 and 1998, respectively.

      6. EXECUTIVE PRODUCTS. The Company produces financial products such as Directors' and Officers' Liability through underwriting facilities in Dallas, Los Angeles and New York City. The Company offers Miscellaneous Professional Liability for a variety of low to moderate classes of risks. D&O is a relatively small component of the overall P&C market, which has been subject to severe competition. Underwriters have relinquished market share rather than accept inadequate pricing. The package of coverages offered has been expanded to include a variety of coverages of interest to corporations and executives, such as Employment Practices Liability and Fiduciary Liability. This is designed to give the product broader appeal. Net earned premiums totaled $2,987,000, $2,647,000 and $3,054,000, or 1%, 1% and 2% of the
Company's consolidated revenues for the years 2000, 1999 and 1998, respectively.

      7. PROGRAM BUSINESS. The Company began writing Program Business in 1998 through a broker in New Jersey. During 2000, the Program division's infrastructure was improved by adding experienced staff to manage existing and new program opportunities. This division continues to develop new programs for a variety of affinity groups. Coverages offered include:
Commercial Property, General Liability, Commericial Automobile, Inland Marine, and Crime. Often, these coverages are combined into a package or portfolio policy. The division establishes relationships with underwriting agencies that perform many of the underwriting and policy servicing functions under guidelines established by the Company's underwriting group. Net earned premiums totaled $4,580,000, $456,000 and $21,000 for 2000, 1999 and 1998,
respectively. Earned premiums for 2000 represents 2% of the Company's consolidated revenue.

      8. TRANSPORTATION. In 1997, the Company opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. Incidental, related insurance coverages are also offered, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $14,168,000, $9,647,000 and $3,806,000, or 5%, 4% and 2% of the Company's
consolidated revenues for 2000, 1999 and 1998, respectively.

      9. OTHER. Smaller programs offered by the Company include: excess medical, deductible buy-back, in-home business, personal automobile (Hawaii only), and employer's excess indemnity. Net earned premiums from these lines totaled $17,296,000, $15,617,000 and $12,354,000, or 7%, 6% and 6% of the
Company's consolidated revenues for the years 2000, 1999 and 1998, respectively.

COMPETITION

      The Company's specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,500 companies, both stock and mutual, actively market property and casualty products. The combination of products, service, pricing and other methods of competition vary from line to line. The Company's principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. The Company is a leader in using the internet to conduct e-business for products that lend themselves to that approach. The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices. In 1987, the insurance industry, in general, entered into a "soft" or highly competitive period during which insurance rates generally decreased. The specialty property and casualty market continued to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995. From 1996 to 1999, competition reasserted itself and the Company reduced rates somewhat. Towards the end of 1999, a favorable trend emerged of price firming on commercial business, driven in part by the reinsurance market. This trend has continued for the Company's commercial business throughout 2000. The Company has continued to maintain its underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

RATINGS

      During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to "A" (Excellent). During 1993, Mt. Hawley Insurance Company's (an indirect subsidiary of the Company) A.M. Best rating was upgraded to "A" (Excellent). During 2000, A.M. Best gave a group rating to the combined entity of both RLI Insurance Company and Mt. Hawley Insurance Company based on the similarities of management structure and strategy for the two firms. The rating for 2000 for the Group was reaffirmed as "A", and both companies were assigned a financial size category of "IX". Underwriters Indemnity Company's (an indirect subsidiary of the Company) A.M. Best rating for 2000 remained "A-" (Excellent). Planet Indemnity Company's (an indirect subsidiary of the Company) A.M. Best rating for 2000 remained "A-" (Excellent).

      During 1997, the Company, for the first time, applied for and received a claims-paying rating from Standard & Poor's. As a result, a rating of "A"
(Good) was received for the combined insurance operation. In 1999, the "A" rating was upgraded to "A+", as Standard & Poor's cited the Company's strong operating performance, capitalization and risk management. In 2000, Standard & Poor's reaffirmed the Company's "A+" rating.

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

      As of December 31, 2000, the Company had no public debt outstanding; therefore, no debt rating existed.

REINSURANCE

      The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $161,488,000, $129,886,000 and $135,269,000 in 2000, 1999
and 1998, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

      The Company attempts to purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 2000, the Company had reinsurance recoverables on paid and unpaid losses and settlement expenses of $69,183,000 with American Re-Insurance Co. and $33,345,000 with General Cologne Re (both companies rated "A++" (Superior) by A.M. Best Company). All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 10% of shareholders' equity.

      The following table sets forth the largest reinsurers in terms of amounts recoverable before reinsurance payables from such reinsurers as of December 31, 2000. Also shown are the amounts of written premium ceded by the Company to such reinsurers during 2000.

                                      Gross Reinsurer                               Ceded
                                       Exposure as of        Percent             Premiums      Percent
                                    December 31, 2000       of Total              Written     of Total
                                    -----------------       --------          -----------     --------
American Re-Insurance Co.                $ 69,183,000         21.51%           26,648,000        15.05%
General Cologne Re                         33,345,000         10.37            20,763,000        11.73
Transatlantic Reinsurance                  27,232,000          8.47             9,791,000         5.53
Employer's Reinsurance Corp.               19,743,000          6.14            11,703,000         6.61
St. Paul Fire & Marine UK                  15,269,000          4.75             1,248,000         0.70
Lloyd's Underwriters                       13,789,000          4.29            18,194,000        10.28
St. Paul Fire & Marine                     13,045,000          4.06            10,297,000         5.82
Houston Casualty Co                         8,433,000          2.62               (5,000)         0.00
Everest Reinsurance                         7,125,000          2.22             5,610,000         3.17
Liberty Mutual Insurance Co.                6,414,000          1.99             5,198,000         2.94

All other reinsurers                      108,045,000         33.58            67,566,000        38.17
                                          -----------         -----            ----------        -----

Total ceded exposure                     $321,623,000        100.00%          177,013,000       100.00%
                                         ============        =======          ===========       =======

      As of December 31, 2000, the Company held $9,275,121 in irrevocable letters of credit, $7,948,534 under trust agreements and $1,829,395 in cash to collateralize a portion of the total amount recoverable.

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

      In 2000, the Company's underwriting was supported by up to $250,000,000 in traditional catastrophe reinsurance protection. The Company continuously monitors and quantifies its exposure to earthquake risk, the most significant catastrophe exposure to the Company, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business. From both perspectives, the Company considers the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent the greatest loss potential to the Company, which are expected to recur at average intervals of 100 years, or 6.5 magnitude, whichever is greater. The probability that an earthquake event would exceed the Company's reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) is 3.07%. In addition, the Company examines the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model. The probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus is 0.42%. The total exposure of the Company, as measured by the catastrophe model output, is managed on a net of reinsurance basis to conform to the operating risk constraint adopted by the Company's Board of Directors.

      In 2000, the Company continued its innovative catastrophe reinsurance and loss financing program with Zurich Reinsurance NA (Zurich Re). The program, called Catastrophe Equity Puts (CatEPuts)-SM-, augments the Company's traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares. CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to Zurich Re at a pre-negotiated rate in the event of a catastrophic loss, provided the loss does not reduce GAAP equity to less than $55.0 million. CatEPuts began as a multi-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted. If the Company exercises its option to put preferred shares to Zurich Re, then Zurich Re, in turn, has the option to reinsure certain business written by the Company on a prospective basis. This program, which began in 1996, was renewed in November of 2000 for an additional three-year period.

FACTORS AFFECTING SPECIALTY PROPERTY AND CASUALTY PROFITABILITY

      The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years' duration. Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued; and companies continue to post underwriting losses but remain profitable through investment income gains. For 2000, the industry's statutory combined ratio is estimated to be 109.7, which continues the deteriorating trend of recent years. The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

      SPECIALIZED UNDERWRITING EXPERTISE. The Company employs experienced professionals in its branch offices. Each office restricts its production and underwriting of business to certain classes of insurance reflecting the particular areas of expertise of its key underwriters. In accepting risks, all independent and affiliated underwriters are required to comply with risk parameters, retention limits and rates prescribed by the Company's underwriting group, which reviews submissions and periodically audits and monitors underwriting files and reports on losses over $100,000. Compensation of senior underwriters is substantially dependent on the profitability of the business for which they are responsible. The loss of any of these professionals could have an adverse effect on the Company's underwriting abilities and earnings in these lines.

      The Company's product distribution falls into distinct categories, with binding authority following the categorization.

      BROKER BUSINESS. The largest volume of broker generated premium is Commercial Property, General Liability, Commercial Surety, Commercial Umbrella and Commercial Automobile. This business is produced through wholesale and retail brokers who are not affiliated with the Company.

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

      UNDERWRITING AGENTS. The Surety Division has authorized an underwriting general agency to underwrite contract surety business on behalf of RLI, primarily in Eastern states. An underwriting agency in San Francisco was authorized to underwrite commercial umbrella business in select Western states until late in 2000. An underwriting agency in New York is authorized to underwrite and handle claims for low limit deductible buy-backs on program business, primarily in the East. Other underwriting agencies have been designated to underwrite programs involving various selected commercial insurance products.

      These underwriting general agencies may receive some compensation through contingent profit commission. Otherwise, producers of business who are not Company employees are generally compensated on the basis of direct commissions with no provision for any contingent profit commission.

      E-COMMERCE. The Company is actively employing e-commerce to produce and efficiently process and service business for all of these segments, including small commercial umbrella risks, liability insurance for artisan contractors, property insurance for religious organizations, surety bonding and selected professional liability and fiduciary liability coverages.

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

      EXPENSE CONTROL. Management continues to review all areas of the Company's operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company's orderly growth in anticipation of a market rebound, as it is the Company's philosophy to retain its talented insurance professionals and to build infrastructure in spite of the soft market. Other insurance operating expenses as a percent of gross written premiums for the years 2000, 1999 and 1998 were 4%, 4% and 6%, respectively.

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

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2000, 1999 and 1998:


----------------------------------------------------------------------------------------
Inception-to-date                                               December 31
(in thousands)                                 2000              1999            1998
------------------------                     --------          --------        --------
Loss and Loss Adjustment
 Expense (LAE) payments
  Gross                                      $ 23,720          $ 22,565        $ 15,269
  Ceded                                       (14,070)          (13,671)         (9,354)
----------------------------------------------------------------------------------------
  Net
                                             $  9,650          $  8,894        $  5,915
========================================================================================
Unpaid losses and LAE at end of year
  Gross                                      $ 17,110          $ 16,125        $ 18,226
  Ceded                                        (9,220)           (8,566)         (9,391)
----------------------------------------------------------------------------------------
Net                                          $  7,890          $  7,559        $  8,835
========================================================================================

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

      When a claim is reported the claims department establishes a "case reserve" for the estimated amount of the ultimate payment within 90 days of the receipt of the claim. The estimate reflects the informed judgment of professional claims personnel, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Estimates for losses incurred but not yet reported are determined on the basis of statistical information, including the Company's past experience. The Company does not use discounting (recognition of the time value of money) in reporting its estimated reserves for losses and settlement expenses.

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

      Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, management believes the Company's overall reserve levels at December 31, 2000 are adequate to meet its future obligations.

      The table which follows is a reconciliation of the Company's unpaid losses and settlement expenses for the years 2000, 1999 and 1998.


                                                             Year Ended December 31,
                                                -------------------------------------------------
(Dollars in thousands)                                  2000             1999              1998
Unpaid losses and settlement
 expenses at beginning of year:

 Gross                                              $520,494         $415,523          $404,263
 Ceded                                              (245,580)        (168,261)         (155,711)
                                                    ---------        --------          --------
 Net                                                 274,914          247,262           248,552
                                                     -------          -------           -------
Unpaid losses and settlement expenses:
 UIH, Inc. - Acquisition Date:
 Gross                                                                 74,979
 Ceded                                                                (67,642)
                                                                      -------
 Net                                                                    7,337
                                                                        -----

Increase (decrease) in incurred losses
 and settlements expenses:

 Current accident year                               126,270          101,053            68,131
 Prior accident years                                 (1,684)          (4,596)           (3,403)
                                                      -------          ------            -------

       Total incurred                                124,586           96,457            64,728
                                                     -------           ------            ------

Loss and settlement expense payments
 for claims incurred:

 Current accident year                               (34,373)         (21,675)          (14,762)
 Prior accident years                                (65,216)         (53,892)          (54,927)
                                                     --------         -------           -------

       Total paid                                    (99,589)         (75,567)          (69,689)
                                                     --------         -------           -------

Insolvent reinsurer charged off (recovered)              143           (1,000)            7,911
Loss reserves commuted                                     0              425            (4,240)
                                                           -              ---            ------
Unpaid losses and settlement
 expenses at end of year:                           $300,054         $274,914          $247,262
                                                    ========         ========          ========

Unpaid losses and settlement
expenses at end of year:

 Gross                                              $539,750         $520,494          $415,523
 Ceded                                              (239,696)        (245,580)         (168,261)
                                                    ---------        --------          --------
 Net                                                $300,054         $274,914          $247,262
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

2000 During 2000, the Company experienced $1,684,000 of favorable development on loss reserves. This development was primarily the net result of reserve adjustments to the Company's casualty segment. Indicated favorable loss experience on prior accident years resulted in a release of reserve redundancies.

         The table on the following page presents the development under generally accepted accounting principles of the Company's balance sheet reserves from 1990 through 2000. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.


                                                                           Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------

(Dollars in thousands)                 1991     1992     1993     1994      1995      1996      1997     1998      1999     2000
                                       ----     ----     ----      ----     ----      ----      ----     ----      ----     ----

Net Liability for unpaid losses and
 Settlement expenses at end of year  $119,411 $140,248 $175,491  $204,771  $232,308  $247,806  $248,552 $247,262  $274,914 $300,054
Paid (cumulative) as of:
  One year later                       22,332   24,589   36,416    46,905    37,505    47,999    54,927   53,892    65,216
  Two years later                      37,763   46,342   63,675    73,972    75,485    85,342    98,188   88,567
  Three years later                    49,462   64,364   84,614   100,936   103,482   112,083   120,994
  Four years later                     57,085   78,994   96,741   121,834   121,312   129,846
  Five years later                     65,318   85,746  106,631   135,524   132,045
  Six years later                      70,270   92,689  114,777   143,377
  Seven years later                    75,668   97,164  120,760
  Eight years later                    80,700  101,254
  Nine years later                     82,637

Liability re-estimated as of:
  One year later                      108,249  128,600  166,666   218,499   220,185   240,264   245,150  243,270   273,230
  Two years later                     105,747  132,850  164,218   214,352   228,636   242,865   248,762  233,041
  Three years later                   107,777  132,376  157,286   212,964   222,761   233,084   232,774
  Four years later                    106,326  127,426  168,782   217,790   210,876   219,888
  Five years later                    100,968  140,536  163,127   207,355   202,596
  Six years later                     117,529  134,950  156,210   199,632
  Seven years later                   107,103  127,738  150,381
  Eight years later                   100,518  123,395
  Nine years later                     99,920
Net cumulative redundancy
  (deficiency)                       $ 19,491 $ 16,853 $ 25,110  $  5,139  $ 29,712  $ 27,918  $ 15,778 $ 14,221  $  1,684

Gross liability                               $268,043 $310,767  $394,966  $418,986  $405,801  $404,263 $415,523  $520,494 $539,750
Reinsurance recoverable                       (127,795)(135,276) (190,195) (186,678) (157,995) (155,711)(168,261) (245,580)(239,696)
                                              -------- --------  --------  --------  --------  -------- -------- --------- ---------
Net liability                                 $140,248 $175,491  $204,771  $232,308  $247,806  $248,552 $247,262  $274,914 $300,054

Gross re-estimated liability                           $304,127  $425,194  $405,454  $397,161  $444,431 $417,008  $526,264
Re-estimated recoverable                               (153,746) (225,562) (202,858) (177,273) (211,657)(183,967) (253,034)
                                                       --------- --------   -------   -------   -------  -------   -------
Net re-estimated liability                             $150,381  $199,632  $202,596  $219,888  $232,774 $233,041  $273,230
Gross cumulative redundancy
 (deficiency)                                          $  6,640  $(30,228) $ 13,532  $  8,640  $(40,168)$ (1,485) $ (5,770)


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

                                                                         Year Ended December 31,
                                             ------------------------------------------------------------------------------

(Dollars in thousands)                         2000              1999             1998              1997             1996
                                               ----              ----             ----              ----             ---

Statutory net premiums written               $260,853          $227,624         $145,701          $144,674         $130,908

Policyholders' surplus                       $309,945          $286,247         $314,484          $265,526         $207,787

Ratio                                         .8 to 1           .8 to 1          .5 to 1           .5 to 1          .6 to 1


GAAP AND STATUTORY COMBINED RATIOS

The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

                                                                       Year Ended December 31,
                                             ------------------------------------------------------------------------------
GAAP                                             2000              1999             1998              1997             1996
----                                             ----              ----             ----              ----             ----
Loss ratio                                       53.8              49.4             45.4              43.2             52.2

Expense ratio                                    41.0              41.8             42.8              43.6             35.2
                                                 ----              ----             ----              ----             ----

Combined ratio                                   94.8              91.2             88.2              86.8             87.4
                                                 ====              ====             ====              ====             ====

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


                                                                               Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
Statutory                               2000              1999              1998             1997              1996
                                        ----              ----              ----             ----              ----

Loss ratio                              53.8          47.6 (3)              48.0             43.0              52.3

Expense ratio                           42.0          42.5 (3)              40.4             47.4              36.8
                                        ----          ----                  ----             ----              ----

Combined ratio                          95.8          90.1 (3)              88.4             90.4              89.1
                                        ====          ====                  ====             ====              ====

Industry combined ratio                109.7 (1)     108.1 (2)             106.0 (2)        101.9 (2)         106.0 (2)
                                       -----         -----                 -----            -----             -----

(1) Source: Insurance Information Institute. Estimated for the year ended December 31, 2000.

(2) Source: A.M. Best Aggregate & Averages -- Property-Casualty (2000
    Edition).

(3) The ratios presented include the results of UIC and PIC only from the date of acquisition, January 29, 1999.


                                   INVESTMENTS



The investment portfolios of the Company are managed by an Investment Committee of the Board of Directors. The Company follows an investment policy that is reviewed quarterly and revised periodically.

The investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. For these reasons, the Company's primary investment criteria are quality and liquidity, followed by yield and potential for appreciation. Investments of the highest quality and marketability are critical for preserving the Company's claims paying ability. Virtually all of the Company's fixed income investments are U.S. Government or AA-rated or better taxable and tax-exempt securities. Common stock investments are limited to securities listed on the national exchanges and by the Securities Valuation Office of the National Association of Insurance Commissioners.

During 2000, the majority of operating and portfolio cash flows were allocated to the purchase of intermediate-term U.S. Government and Agency securities and to a lesser extent to longer-term municipals. The Company's mix of tax-exempt and taxable instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade municipal or U.S. Government or Agency debt instruments. As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top two grades of investment security quality by Standard & Poor's and Moody's (i.e. AAA and AA). As of December 31, 2000, 98% of the fixed income portfolio was rated AA or better. Interest rate risk is limited by restricting and managing acceptable call provisions among new security purchases.

The municipal bond component of the fixed maturity portfolio increased $8.6 million, to $196.7 million; and comprised 49.0% of the company's total fixed maturity portfolio, down 6.0% from year-end 1999. The taxable U.S. Government and Agency portion of the fixed income portfolio increased by $50.1 million to $201.1 million, or 50.0% of the total versus 44.1% at year-end 1999. Investment grade corporate securities totaled $4.0 million compared to $3.4 million at year-end 1999.

The Company follows a program of matching assets to anticipated liabilities to ensure its ability to hold securities until maturity. These anticipated liabilities are then factored against ultimate payout patterns and the resulting payout streams are funded with the purchase of fixed-income securities of like maturity. Management believes that both liquidity and interest rate risk can best be minimized by such asset/liability matching.


Aggregate maturities for the fixed maturity securities are as follows:


       MATURITY                       PAR            AMORTIZED                 FAIR         CARRYING
         YEAR                       VALUE                 COST                VALUE            VALUE
         ----                       -----                 ----                -----            -----
          2001                   $21,205,000        21,359,109              21,428,246       21,357,907
          2002                    24,905,000        25,414,736              25,583,810       25,411,306
          2003                    50,295,000        50,202,277              50,724,641       50,529,103
          2004                    43,530,000        43,133,484              43,997,115       43,514,857
          2005                    38,705,000        38,859,314              40,269,271       39,428,227
          2006                    29,225,000        29,165,247              30,118,837       29,177,310
          2007                    34,975,000        34,716,549              35,755,187       35,159,267
          2008                    35,355,000        34,901,081              35,810,077       35,301,145
          2009                    40,500,000        39,888,323              41,642,831       40,429,875
          2010                    29,005,000        29,136,997              30,134,457       29,200,915
          2011                    17,445,000        17,275,324              17,852,226       17,369,297
          2012                    14,085,000        14,045,348              14,399,499       14,134,543
          2013                    13,023,620        12,873,222              13,204,303       12,892,335
          2014                     3,728,858         3,686,734               3,799,178        3,685,496
          2015                     3,366,151         3,381,829               3,473,486        3,384,137
          2016                             0                 0                       0                0
          2017                        35,000            36,129                  35,995           35,995
          2018                             0                 0                       0                0
          2019                             0                 0                       0                0
          2020                             0                 0                       0                0
          2021                             0                 0                       0                0
          2022                             0                 0                       0                0
          2023                             0                 0                       0                0
          2024                             0                 0                       0                0
          2025                        50,000            51,566                  50,447           50,447
          2026                             0                 0                       0                0
          2027                        40,000            42,562                  41,699           41,699
          2028                       209,446           212,496                 210,427          210,427
          2029                       329,313           321,766                 328,228          328,228
          2030                       174,558           173,827                 178,976          178,976
                                     -------           -------                 -------          -------

                                $400,186,946      $398,877,920            $409,038,936     $401,821,492
                                ------------      ------------            ------------     ------------

At December 31, 2000, the Company's equity securities were valued at $306.2 million, an increase of $21.6 million from the $284.6 million held at the end of 1999. During 2000, pretax unrealized appreciation of equity securities totaled $17.1 million for the year. Equity securities represented 40.5% of cash and invested assets at the end of 2000, a decrease from the 41.2% at year-end 1999. As of the year-end, total equity investments held at the operating companies represented 92.3% of the combined statutory surplus of the insurance subsidiaries.

Combined cash and short-term investments totaling $48.1 million at year-end 2000 represented 6.4% of cash and invested assets versus 9.3% last year. The Company's short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

Under generally accepted accounting principles, equity and fixed income securities are carried at fair market value. However, a company that can demonstrate its ability to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost. The Company has chosen to carry a large portion of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until their originally scheduled maturity dates. Consequently, fluctuations in the market value of such bonds are not reflected in the financial statements and do not affect shareholders' equity.

The Company's investment results are summarized in the following table:


                                                          YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                          2000          1999          1998          1997         1996
------------------------------------------------------------------------------------------------------------
Average Invested Assets (1)                 $723,677       684,269      $640,576      $570,901     $504,773
Investment Income (2)(3)                     $29,046       $26,015        23,937        24,558       23,681
Realized Gains/(Losses) (3)                   $2,847        $4,467         1,853         2,982        1,017
Change in Unrealized
Appreciation/(Depreciation) (3)(4)           $20,537     ($16,263)        36,183        55,760       25,033
Annualized Return on Average                    7.2%          2.1%          9.7%         14.6%         9.9%
Invested Assets


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

      The quarterly and annual financial reports to the states utilize accounting principles which are different from the generally accepted accounting principles that show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. The National Association of Insurance Commissioners (NAIC) has recently developed a codified version of these statutory accounting principles. These standards became effective January 1, 2001 and should foster more consistency among the states for accounting guidelines and reporting.

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

      The NAIC has developed the Privacy Consumer Financial and Health Implementation regulation in response to the section of the Gramm-Leach-Bliley Act that requires financial institutions to protect private information of consumers. The Company is establishing procedures for compliance in accordance with individual state statutes that incorporate elements of the NAIC regulation.

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

      RLI Insurance Company obtained service mark registration of the letters "RLI" in 1998, and "eRLI" and "RLINK" in 2000, in the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use by the Company's competitors. The duration of these registrations is ten years unless renewed.


                                    CLIENTELE

      No significant part of the Company's or its subsidiaries' business is dependent upon a single client or upon a very few clients, the loss of any one of which would have a material adverse effect on the Company.


                                    EMPLOYEES

      The Company employs a total of 519 associates. Of the 519 total associates, 60 are part-time and 459 are full-time.

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

      Additionally, the Company owns two other buildings located near the headquarter building. One, a 19,000 square foot building, is leased to a RLI Insurance Company Branch office, with the remaining 3,240 square feet being used for record and furniture storage.

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


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Refer to the Corporate Data on page 56 of the Annual Report to Shareholders for the year ended December 31, 2000 attached in Exhibit 13.

Item 6. SELECTED FINANCIAL DATA

      Refer to the Selected Financial Data on pages 54 through 55 of the Annual Report to Shareholders for the year ended December 31, 2000 attached in Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 27 of the Annual Report to Shareholders for the year ended December 31, 2000 attached in Exhibit 13.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 27 of the Annual Report to Shareholders for the year ended December 31, 2000 attached in Exhibit 13.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Refer to the consolidated financial statements and supplementary data included on pages 28 through 50 of the Annual Report to Shareholders for the year ended December 31, 2000 attached in Exhibit 13. (See Index to Financial Statements and Schedules attached on page 23.)

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

(b) No reports on Form 8-K were filed during the last quarter of 2000.

(c) Exhibits. See Exhibit Index on pages 33-34.

(d) Financial Statement Schedules. The schedules included on attached pages 23 through 32 as required by Regulation S-X are excluded from the Company's Annual Report to Shareholders. See Index to Financial Statements and Schedules on page 23. There is no other financial information required by Regulation S-X which is excluded from the Company's Annual Report to Shareholders.

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

Date:    March 2, 2001
       ----------------------------------------------



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/Jonathan E. Michael
      -----------------------------------------------
          J.E. Michael, President, CEO
          (Principal Executive Officer)

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

by       /s/Joseph E. Dondanville
     ------------------------------------------------
          J. E. Dondanville, Vice President,
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Gerald D. Stephens
      -----------------------------------------------
          G. D. Stephens, Director

Date:    March 2, 2001
      -----------------------------------------------
          * * * * *

By:       /s/Richard H. Blum
      -----------------------------------------------
               R.H. Blum, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Bernard J. Daenzer
      -----------------------------------------------
          B. J. Daenzer, Director

Date:    March 2, 2001
       -------------------------------------------------------
          * * * * *

By:       /s/William R. Keane
      -----------------------------------------------
          W. R. Keane, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Gerald I. Lenrow
      -----------------------------------------------
          G. I. Lenrow, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/F. Lynn Mcpheeters
      -----------------------------------------------
               F.L. McPheeters

Date:    March 2, 2001
       ----------------------------------------------
        * * * * *

By:       /s/Jonathan E. Michael
      -----------------------------------------------
          J.E. Michael, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Edwin S. Overman
      -----------------------------------------------
          E. S. Overman, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Edward F. Sutkowski
      -----------------------------------------------
          E. F. Sutkowski, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

By:       /s/Robert O. Viets
      -----------------------------------------------
          R. O. Viets, Director

Date:    March 2, 2001
       ----------------------------------------------
          * * * * *

                                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                               Reference (Page)

DATA SUBMITTED HEREWITH:

Report of Independent Auditors                                                               24
Schedules:

I.    Summary of Investments - Other than Investments in Related Parties
      at December 31,2000.                                                                   25

II.   Condensed Financial Information of Registrant for the three years
      ended December 31,2000.                                                             26-28

III.  Supplementary Insurance Information for the three years ended
      December 31,2000.                                                                   29-30

IV.   Reinsurance for the three years ended December 31, 2000.                               31

V.    Valuation and Qualifying Accounts                                                      32


Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RLI Corp.:

Under date of January 10, 2001, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP



Chicago, Illinois
January 10, 2001

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

                                DECEMBER 31, 2000

Column A                                                          Column B          Column C         Column D

                                                                                                      Amount
                                                                                                     at Which
                                                                                                     Shown in
                                                                                      Fair          the Balance
Type of Investment                                                 Cost(1)            Value            Sheet
-----------------------------------------------------------------------------------------------------------------
Fixed maturities:
Bonds:
  Held-to-maturity
  U.S. government                                             $118,048,706      $120,636,195     $118,048,706
  States, political subdivisions, and revenues                 178,418,082       183,048,034      178,418,082
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                         296,466,788       303,684,229      296,466,788
-----------------------------------------------------------------------------------------------------------------
Trading
  U.S. government                                                4,163,568         4,240,546        4,240,546
  Corporate                                                      3,912,135         3,967,592        3,967,592

-----------------------------------------------------------------------------------------------------------------
Total trading                                                    8,075,703         8,208,138        8,208,138
-----------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. government                                              76,332,539        78,821,887       78,821,887
   States, political subdivisions, and revenues                 18,002,890        18,324,679       18,324,679
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        94,335,429        97,146,566       97,146,566
-----------------------------------------------------------------------------------------------------------------
Total fixed maturities                                         398,877,920       409,038,933      401,821,492
-----------------------------------------------------------------------------------------------------------------
Equity securities, available-for-sale:
 Common stock:
  Public utilities                                              32,433,194        66,525,796       66,525,796
  Banks, trusts and insurance companies                         12,821,604        35,953,155       35,953,155
  Industrial, miscellaneous and all other                       89,992,776       203,715,307      203,715,307

-----------------------------------------------------------------------------------------------------------------
Total equity securities                                        135,247,574       306,194,258      306,194,258
-----------------------------------------------------------------------------------------------------------------
Short-term investments                                          48,095,064        48,095,064       48,095,064
-----------------------------------------------------------------------------------------------------------------
Total investments                                             $582,220,558      $763,328,255     $756,110,814
-----------------------------------------------------------------------------------------------------------------


Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13. (1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                  DECEMBER 31,

                                                                                   2000              1999


-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                   $         (1,647)  $       (23,389)
Investments in subsidiaries/investees, at equity                            337,384,004       303,763,329
Equity securities available-for-sale, at fair value
 (Cost--$7,586,444 in 2000 and $6,709,665 in 1999)                           15,101,269        13,810,951

Other assets                                                                  1,009,071           116,198
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                             $353,492,697      $317,667,089
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, current                                                $   2,620,068     $   1,058,556
 Notes payable, short-term                                                   19,640,568        19,640,568
 Income taxes payable--current                                                  269,644         1,046,258
 Income taxes payable--deferred                                               4,111,440         2,624,172
 Other liabilities                                                              197,432           228,259
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                            26,839,152        24,597,813
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common stock ($1 par value, authorized 50,000,000 shares,
   issued 12,806,446 shares in 2000 and 12,804,558 shares in 1999)           12,806,446        12,804,558
 Paid in Capital                                                             69,942,458        70,531,201
 Accumulated other comprehensive earnings, net of tax                       113,149,420        99,800,109
 Retained earnings                                                          212,158,781       189,250,013
 Deferred compensation                                                        5,389,402         4,705,536
 Treasury shares at cost (3,002,484 shares in 2000 and
   2,931,212 shares in 1999)                                                (86,792,962)      (84,022,141)
-----------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                326,653,545       293,069,276
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $353,492,697      $317,667,089
===================================================================================================================================

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (PARENT COMPANY)--(CONTINUED)
           CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                            YEARS ENDED DECEMBER 31,

                                                          2000                      1999                       1998
-----------------------------------------------------------------------------------------------------------------------

Net investment income                              $ 1,089,374              $    490,468              $     453,843
Selling, general and administrative expenses        (3,388,177)               (2,090,512)                (3,914,954)
Interest expense on debt                            (1,417,368)               (1,048,395)                (1,122,358)
-----------------------------------------------------------------------------------------------------------------------
                                                    (3,716,171)               (2,648,439)                (4,583,469)
Income tax benefit                                    (473,203)                 (724,948)                (1,383,099)
-----------------------------------------------------------------------------------------------------------------------
Net loss before equity
 in net earnings of subsidiaries                    (3,242,968)               (1,923,491)                (3,200,370)
Equity in net earnings of subsidiaries/investees    31,935,387                33,374,544                 31,438,961
-----------------------------------------------------------------------------------------------------------------------
 Net earnings                                      $28,692,419               $31,451,053                $28,238,591
=======================================================================================================================
Other Comprehensive Earnings, net of tax
Unrealized gains on securities:
    Unrealized holding gains arising
      during the period                            $   814,249              $     18,443               $  1,217,174
 Less:  Reclassification adjustment for
     (gains) losses included in
     Net Earnings                                     (545,411)                 (144,514)                  (122,659)
-----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings--parent only              268,838                  (126,071)                 1,094,515
Equity in Other Comprehensive
 Earnings of Subsidiaries/Investees                 13,080,473               (10,445,281)                22,424,283
-----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Earnings                        13,349,311               (10,571,352)                23,518,798
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Earnings                             $42,041,730               $20,879,701                $51,757,389
=======================================================================================================================


See Notes to Consolidated Financial Statements, as attached in Exhibit 13

                           RLI CORP. AND SUBSIDIARIES

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (PARENT COMPANY)--(CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                          2000                      1999                       1998
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Losses before equity in net earnings of          $ (3,242,968)             $ (1,923,491)              $ (3,200,370)
 subsidiaries/investees
 Adjustments to reconcile net losses to net
  cash provided by operating activities:
    Net realized investment (gains)                   (936,365)                 (222,329)                  (188,706)
    Other items, net                                  (130,156)                  415,574                   (387,397)
  Change in:
    Affiliate balances payable                       1,468,438                (3,226,757)                 2,187,132
    Federal income taxes                               395,254                 1,041,305                     97,641
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities             (2,445,797)               (3,915,698)                (1,491,700)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Purchase of:
  Equity securities, available-for-sale             (2,618,536)                 (675,182)                   (31,122)
  Unconsolidated investee ownership interest                                                                (88,750)
 Sale of:
  Equity securities, available-for-sale              2,678,121                   716,288                    368,672
 Cash dividends received-subsidiaries/investees     11,894,822                24,926,533                 13,384,443
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities         11,954,407                24,967,639                 13,633,243
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from issuance of debt                                                   65,568                 12,075,000
 Fractional share paid                                                                                      (16,099)
 CatEPut Payment                                    (1,417,321)                 (210,616)                (1,212,500)
 Shares issued under stock option plan                  36,921                   302,696                     60,638
 Unearned ESOP shares                                                          2,500,999                 (2,500,999)
 Treasury shares purchased                          (2,086,955)              (18,197,576)               (14,858,394)
 Cash dividends paid                                (6,019,513)               (5,794,837)                (5,566,416)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities             (9,486,868)              (21,333,766)               (12,018,770)
-----------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                       21,742                  (281,825)                   122,773
Cash at beginning of year                              (23,389)                  258,436                    135,663
-----------------------------------------------------------------------------------------------------------------------
Cash at end of year                               $     (1,647)             $    (23,389)              $    258,436
=======================================================================================================================

Interest paid on outstanding debt for 2000, 1999 and 1998 amounted to $5,218,178, $3,483,174 and $2,327,113, respectively. See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

                           RLI CORP. AND SUBSIDIARIES

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Column A                      Column B         Column C (1)        Column E (1)          Column F            Column H
                                                                                                               Incurred
                                Deferred            Unpaid                                                    Losses and
                                 policy           losses and                                                  settlement
                               acquisition          settlement         Unearned            Premiums            expenses
   Segment                        costs          expenses, net       premiums, net          earned           Current year
-------------------------------------------------------------------------------------------------------------------------

Year ended
December 31, 2000

Property segment              $ 12,095,958       $  39,505,479      $   48,521,649     $  60,063,428         $ 32,488,730
Surety segment                  12,798,231           7,423,787          23,151,563        34,738,666            8,775,695
Casualty segment                18,392,839         253,124,207          75,945,106       136,800,415           85,005,042

RLI Insurance Group           $ 43,287,028        $300,053,473        $147,618,318      $231,602,509         $126,269,467
==========================================================================================================================

Year ended
December 31, 1999

Property segment             $   8,036,389       $  33,182,976       $  35,899,659     $  51,390,298       $  20,068,671
Surety segment                   9,444,841           6,059,534          16,724,125        25,412,355           4,539,480
Casualty segment                16,876,401         235,671,799          65,744,130       118,471,537          76,444,745


RLI Insurance Group           $ 34,357,631        $274,914,309        $118,367,914      $195,274,190        $101,052,896
==========================================================================================================================

Year ended
 December 31, 1998

Property segment             $   8,783,705       $  29,634,175       $  34,977,862     $  52,281,163        $ 12,050,748
Surety segment                   5,263,476           5,397,144           8,944,616        18,307,259           4,198,692
Casualty segment                 8,462,960         212,230,257          38,320,680        71,735,513          51,882,019


RLI Insurance Group           $ 22,510,141        $247,261,576        $ 82,243,158      $142,323,935        $ 68,131,459
==========================================================================================================================


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

                           RLI CORP. AND SUBSIDIARIES

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                SCHEDULE VI--SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Column A                              Column H                 Column I        Column J             Column K
                                        Incurred
                                       Losses and
                                       settlement                 Policy           Other                 Net
                                        expenses                acquisition      operating            Premiums
   Segment                             Prior year                  costs         expenses              written
----------------------------------------------------------------------------------------------------------------------

Year ended
December 31, 2000

Property segment                      $    (241,379)         $  17,358,596       $  5,467,408        $ 72,685,413
Surety segment                             (478,045)         $  20,304,477       $  2,504,035        $ 41,166,105
Casualty segment                           (964,455)         $  38,790,950       $ 10,507,211        $147,001,734

RLI Insurance Group                   $  (1,683,879)         $  76,454,023       $ 18,478,654        $260,853,252
=======================================================================================================================

Year ended
December 31, 1999

Property segment                      $  (4,313,840)         $  14,088,564      $   4,482,798        $ 51,126,413
Surety segment                              426,439             16,099,457          1,948,194          30,887,434
Casualty segment                           (708,214)            36,363,806          8,698,923         145,609,854


RLI Insurance Group                   $  (4,595,615)         $  66,551,827       $ 15,129,915        $227,623,701
=======================================================================================================================


Year ended
 December 31, 1998

Property segment                      $    (300,799)         $  14,394,458      $   6,335,787        $ 46,029,088
Surety segment                            2,430,308             10,990,793          1,406,353          19,133,037
Casualty segment                         (5,532,667)            18,895,582          8,783,745          80,539,155


RLI Insurance Group                   $  (3,403,158)          $ 44,280,833       $ 16,525,885        $145,701,280
=======================================================================================================================

                           RLI CORP. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                     FOR THE YEARS ENDED 2000, 1999 AND 1998


  Column A                              Column B                 Column C        Column D             Column E     Column F

                                                                                                                   Percentage
                                                                 Ceded to         Assumed                          of Amount
                                         Direct                    Other        From Other               Net       Assumed to
                                         Amount                  Companies       Companies             Amount      Net
-----------------------------------------------------------------------------------------------------------------------------------
2000

Property                               $137,459,500          $  85,483,761      $   8,087,689       $  60,063,428        13.46%
Surety                                   36,746,835              2,180,535            172,366          34,738,666          .50%
Casualty                                209,932,332             73,823,824            691,907         136,800,415          .51%

RLI Insurance Group
 Premiums earned                       $384,138,667          $ 161,488,120      $   8,951,962       $ 231,602,509         3.87%
===================================================================================================================================

1999

Property                               $116,594,261           $ 75,114,048       $  9,910,085        $ 51,390,298        19.28%
Surety                                   29,604,063              4,730,231            538,523          25,412,355         2.12%
Casualty                                167,912,453             50,041,820            600,904         118,471,537          .51%

RLI Insurance Group
  premiums earned                      $314,110,777           $129,886,099       $ 11,049,512        $195,274,190         5.66%
===================================================================================================================================

1998

Property                               $115,926,412           $ 65,712,932       $  2,067,683        $ 52,281,163         3.95%
Surety                                   29,149,915             11,157,925            315,269          18,307,259         1.72%
Casualty                                129,919,370             58,398,009            214,152          71,735,513          .30%

RLI Insurance Group
 premiums earned                       $274,995,697           $135,268,866       $  2,597,104        $142,323,935         1.82%
===================================================================================================================================


NOTES:  Column B, "Gross Amount" includes only direct premiums earned.

                           RLI CORP. AND SUBSIDIARIES

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Column A                                Column B                 Column C                   Column D             Column E

                                       Balance at                 Amounts        Amounts                         Balance
                                      beginning of              charged to      recovered          Amounts       at end
                                         period                   expense     (written-off)       commuted      of period
-------------------------------------------------------------------------------------------------------------------------------
2000         Allowance for
      insolvent reinsurers             $10,236,966                    --            $ (72,428)             --       $10,164,538

1999         Allowance for
      insolvent reinsurers             $ 9,642,947                    --            $ 571,814     $     22,205      $10,236,966

1998         Allowance for
    insolvent reinsurers               $17,057,194                    --            $(574,934)     $(6,839,313)     $ 9,642,947


                                  EXHIBIT INDEX


Exhibit No.           Description of Document                     Reference (Page)
-----------           -----------------------                    -----------------
     3.1              Articles of incorporation                  Incorporated by reference to the Company's
                                                                 Quarterly Form 10-Q for the Second Quarter
                                                                 ended June 30, 1997.

     3.2              By-Laws                                    Attached as Exhibit 3.2.

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


                                  EXHIBIT INDEX


Exhibit No.           Description of Document                     Reference (Page)
-----------           -----------------------                    -----------------
    11.0              Statement re computation of per            Refer to the Notes to Consolidated Financial
                      share earnings                             Statements--Note 1K
                                                                 "Earnings per share", on page 38 of the Annual
                                                                 Report to Shareholders attached in Exhibit 13.

    13.1              Refer to the Annual Report to Share-       Attached Exhibit 13.
                      holders for the year ended
                      December 31, 2000, pages 18-50
                      and 54-56.

    21.1              Subsidiaries of the Registrant             Attached page 46.


    23.1              Consent of KPMG LLP                        Attached page 47.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.