Form 10-Q
period 2001-03-31
RLI CORP
filed 2001-05-11
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the period ended	March 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________

	Commission File Number:	0-6612

RLI Corp.
(Exact name of registrant as specified in its charter)

ILLINOIS	37-0889946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615
(Address of principal executive offices)	(Zip Code)

(309) 692-1000
(Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          As of May 4, 2001 the number of shares outstanding of the registrant's Common Stock was 9,811,846.

PART I

Item 1. Financial Statements

RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended March 31, (Unaudited)
	2001	2000
Net premiums earned	$63,287,445	$53,186,419
Net investment income	7,452,140	6,936,832
Net realized investment gains(loss)	1,431,738	(120,505)
	72,171,323	60,002,746
Losses and settlement expenses	35,863,840	27,882,921
Policy acquisition costs	20,611,972	17,249,913
Insurance operating expenses	4,687,219	4,338,905
Interest expense on debt	1,202,037	1,238,498
General corporate expenses	802,101	858,477
	63,167,169	51,568,714
Equity in earnings of uncons. investee	533,007	561,633
Earnings before income taxes	9,537,161	8,995,665
Income tax expense	2,403,789	2,455,816
Net earnings	$7,133,372	$6,539,849
Other compre. earnings (loss), net of tax	(14,276,314)	(4,939,890)
Comprehensive earnings (loss)	($7,142,942)	$1,599,959
Earnings per share:
Basic:
Net earnings per share from operations	$0.63	$0.67
Realized gains (loss), net of tax	$0.10	($0.01)
Basic net earnings per share	$0.73	$0.66
Basic compre. earnings(loss) per share	($0.73)	$0.16
Diluted:
Net earnings per share from operations	$0.62	$0.67
Realized gains (loss), net of tax	$0.09	($0.01)
Diluted net earnings per share	$0.71	$0.66
Diluted compre. earnings (loss) per share	($0.71)	$0.16
Weighted average number of common shares outstanding
Basic	9,811,252	9,859,149
Diluted	10,006,719	9,938,498
Cash dividends declared per common share	$0.15	$0.14

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	March 31, 2001
ASSETS	(Unaudited)	December 31, 2000
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$285,629,534	$296,466,788
Trading, at market value	8,311,938	8,208,138
Available-for-sale, at market value	100,484,116	97,146,566
Equity securities, at fair value	283,788,835	306,194,258
Short-term investments, at cost	47,768,528	48,095,064
Total investments	725,982,951	756,110,814
Accrued investment income	6,611,975	7,767,207
Premiums and reinsurance balances receivable	99,557,898	94,761,143
Ceded unearned premium	66,504,768	64,183,536
Reinsurance balances recoverable on unpaid losses	235,356,030	239,696,090
Federal income tax receivable	0	353,486
Deferred policy acquisition costs	45,117,490	43,287,028
Property and equipment	13,496,331	13,807,732
Investment in unconsolidated investee	18,580,820	18,047,813
Goodwill	32,445,988	32,715,903
Other assets	13,854,834	10,592,490
TOTAL ASSETS	$1,257,509,085	$1,281,323,242
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and settlement expenses	$541,630,444	$539,749,563
Unearned premiums	221,629,993	211,801,854
Reinsurance balances payable	55,887,565	51,166,968
Short-term debt, LOC and notes payable	65,964,068	78,762,763
Income taxes-current	1,063,469	0
Income taxes-deferred	42,976,604	50,701,804
Other liabilities	10,412,738	22,486,745
TOTAL LIABILITIES	939,564,881	954,669,697
Shareholders' Equity:
Common stock ($1 par value, authorized) (12,815,302 shares issued at 3/31/01) (12,806,446 shares issued at 12/31/00)	12,815,302	12,806,446
Paid-In Capital	69,895,778	69,942,458
Accumulated other comprehensive earnings	98,873,106	113,149,420
Retained Earnings	217,820,421	212,158,781
Deferred compensation	5,628,151	5,389,402
Less: Treasury shares at cost (3,003,756 shares at 3/31/01) (3,002,484 shares at 12/31/00)	(87,088,554)	(86,792,962)
TOTAL SHAREHOLDERS' EQUITY	317,944,204	326,653,545
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,257,509,085	$1,281,323,242

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2001	2000

Net cash provided by (used in) operating activities	$14,317,515	($1,728,282)
Cash Flows from Investing Activities
Investments purchased	(35,805,311)	(24,455,341)
Issuance of notes receivable	(3,000,000)	0
Investments sold	26,354,331	5,403,725
Investments called or matured	18,665,354	12,130,000
Net (increase)/decrease in short-term investments	(5,912,046)	13,050,596
Net property and equipment purchased	(493,388)	(356,788)

Net cash (used in) provided by investing activities	(191,060)	5,772,192
Cash Flows from Financing Activities
Cash dividends paid	(1,470,594)	(1,382,955)
Payments on debt	(12,798,695)	(574,000)
Change in contributed capital	199,677	0
Treasury shares purchased	(56,843)	(2,086,955)
Net cash (used in) provided by financing activities	(14,126,455)	(4,043,910)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 2000 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants that do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 2000 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2000.

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2000 10-K Annual Report.

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

	For the Three-Month Period Ended March 31, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$7,133,372	9,811,252	$0.73
Effect of Dilutive Securities
Incentive Stock Options	—	195,467

Diluted EPS
Income available to common	$7,133,372	10,006,719	$0.71

	For the Three-Month Period Ended March 31, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$6,539,849	9,859,149	$0.66
Effect of Dilutive Securities
Incentive Stock Options	—	79,349

Diluted EPS
Income available to common	$6,539,849	9,938,498	$0.66

Other Accounting Standards:  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”(Statement 133).  Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.   Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.  Statement 133, as amended by FASB Statement No. 137, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, “ Contracts That Provide for Net Share Settlement.”  Based on this newly approved guidance, the Company has determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under Statement 133.  Therefore, in accordance with the transition provisions of Statement 133, the Company will account for these warrants as derivatives effective April 1, 2001.

As no hedging relationship exists with respect to these instruments, they will be marked to fair value as a cumulative-effect-type adjustment of net income as of April 1, 2001, with subsequent changes in fair value recorded through the statement of earnings in the periods in which they arise.  The warrants held represent a 20% interest in the underlying equity of the issuer.  The Company is currently in the process of determining the fair value of the warrants, and estimates the initial impact of recording these instruments in accordance with Statement 133 will be in excess of 20% of the issuer’s underlying equity value ($1.8 million at February 28, 2001).

2.          INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 2001 and 2000 is presented below.

SEGMENT DATA— (in thousands)	EARNINGS		REVENUES
	2001	2000	2001	2000
Property	1,583	3,240	17,270	13,215
Casualty	(614)	(620)	36,019	32,757
Surety	1,155	1,095	9,998	7,215
Net investment income	7,452	6,937	7,452	6,937
Realized gains (loss)	1,432	(121)	1,432	(121)
General corporate expense and interest on debt	(2,004)	(2,097)
Equity in earnings of unconsolidated investee	533	562
Total segment earnings before income taxes	9,537	8,996
Income taxes	2,404	2,456
Total	7,133	6,540	72,171	60,003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company's filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 2000.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 88% of the Company's total revenue for the three months ended March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS
ENDED MARCH 31, 2000

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $129.0 million for the first three months of 2001 compared to $109.2 million for the same period in 2000. Gross writings of the Insurance Group improved 17.3% over 2000 levels fueled by increases in the casualty and surety segments. Consolidated revenue for the first three months of 2001 increased $12.2 million or 20.3% from the same period in 2000. Net premiums earned alone increased 19.0%. Net investment income improved 7.4% to $7.5 million.  Additionally, the sale of certain securities during the first quarter of 2001 resulted in $1.4 million in realized gains, compared to $121,000 in realized losses for the same period last year.

The net after-tax earnings for the first three months of 2001 totaled $7.1 million, $.71 per diluted share, compared to $6.5 million, $.66 per share, for the same period in 2000. Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains/losses, totaled $6.2 million, $.62 per share, compared to $6.6 million, $.67 per share, for the same period in 2000. The small decline in operating earnings was the result of the Company’s Seattle earthquake loss experience, which totaled just under $1.0 million ($.06 per share).

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the quarter’s volatility in the equity markets.  Comprehensive loss for the quarter totaled $7.1 million, $.71 per share, compared to comprehensive earnings of $1.6 million, $.16 per share, for the same period in 2000. Unrealized losses, net of tax, for the first three months of 2001 were $14.3 million, $1.42 per share compared to losses of $4.9 million, $.50 per share, for the same period in 2000.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $120.1 million for the first quarter of 2001 compared to $102.4 million for the same period in 2000. Much of this improvement came from the casualty segment where improved pricing and various growth initiatives have positively impacted the top-line.  Underwriting income declined to a pre-tax profit of $2.1 million for the first quarter of 2001 compared to $3.7 million for the same period in 2000. The GAAP combined ratio increased to 96.7 for the first quarter of 2001 compared to 93.0 for the first quarter of 2000.  Loss experience from the Seattle earthquake contributed to the quarter’s higher combined ratio.

The Group’s property segment experienced a decline in gross writings of $1.6 million, or 4.2%, compared to first quarter 2000.  For the first quarter of 2001, property premiums totaled $37.0 million.  The decline in writings was due primarily to the fire book.  Fire premium was down by $6.2 million, as the Company has nonrenewed or exited from writing certain unprofitable products and accounts.  The decline in the fire premium was partially offset by a $4.6 million increase in construction premium.  Underwriting profits for the property segment were $1.6 million for first quarter of 2001, compared to $3.2 million in 2000.  The GAAP combined ratio increased to 90.9 compared to 75.5 for the same period last year.  The Seattle earthquake, which registered 6.8 magnitude, resulted in just under $1.0 million in losses.  Disciplined underwriting, coupled with the deep location of the quake’s epicenter, resulted in few claims reported from this event.  In addition to the impact of the earthquake, the construction book experienced higher than expected losses for the quarter on builder’s risk business.  Changes to underwriting standards and policy terms for this product were made late in 2000.  Management will continue to carefully monitor the results of this product.

Gross written premiums for the casualty segment were $71.8 million for 2001, up $18.4 million, or 34.4%, from 2000.  Increases in the following products contributed to this growth: transportation up $6.3 million, program business up $5.0 million, general liability up $3.9 million, employer’s indemnity up $1.9 million, and executive products up $1.0 million.  Underwriting loss on the casualty book was $600,000, in line with first quarter 2000.  These results translate into a combined ratio of 101.8 in 2001 versus 101.9 for the same period in 2000.  The segment’s expense ratio at 35.9 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 65.9 remains in check.

Gross written premiums for the surety segment increased to $11.3 million for 2001, up $900,000, or 9.1%, from the same period in 2000.  The recent expansion of the commercial surety product, with a focus on small- to middle-market accounts, resulted in $1.2 million of premium written during the first quarter of 2001.  The surety book reported underwriting income of $1.2 million, compared to $1.1 million for the first quarter of 2000.  The combined ratio for the surety segment totaled 88.4 in 2001 compared to 84.8 in 2000.  The loss ratio component increased over last year due to several contract losses experienced during the first quarter of 2001.  Partially offsetting this increase, the expense ratio has shown improvement, as increased premium volume has driven a reduction in the expense ratio.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $7.5 million during the first three months of 2001, an increase of 7.4% over that reported for the same period in 2000. This is the result of the continued growth in the operating cash flow and incrementally higher yields on new investments.

Virtually all the Company's fixed income portfolio consists of securities rated A or better and 95% were rated AA or better. The year-to-date yields on the Company's fixed income investments for the three month periods ended March 31, 2001 and 2000 are as follows:

	2001	2000
Taxable	6.66%	6.58%
Non-taxable	4.96%	4.89%

For the first three months of 2001, yields on taxable and non-taxable securities remained at an equivalent level to that reported last year.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $22.0 million for the first three months of 2001, compared to an unrealized loss of $7.6 million for the same period in 2000.  The 2001 year-to-date loss reflects largely stock market fluctuations experienced during the first three months of the year. The Company's net unrealized gains before tax were $151.8 million and $173.8 million at March 31, 2001 and December 31, 2000, respectively. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations totaled $1.2 million for the first three months of 2001, unchanged from the same period in 2000. Average debt outstanding decreased by $3.7 million with debt payments in late February and March.  The average interest rate on debt outstanding was, however, slightly higher in 2001 compared to 2000.  Interest expense is expected to decrease as the weighted average interest rate for debt outstanding at March 31, 2001 was only 5.33%.  At March 31, 2001, outstanding short-term balances totaled $66.0 million, compared to $77.8 million at March 31, 2000.

INCOME TAXES

The Company's effective tax rate for the first three months of 2001 was 25% compared to 27% for the same period in 2000. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2001 and 2000 as a result of the following:

	2001		2000
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$3,338,006	35%	$3,148,483	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(707,618)	(7%)	(670,647)	(7%)
Dividends received deduction	(375,894)	(4%)	(401,219)	(4%)
Dividends paid deduction	(66,444)	(1%)	(61,528)	(1%)
Goodwill amortization	138,811	1%	139,865	2%
Other items, net	76,928	1%	300,862	2%
Total tax expense	$2,403,789	25%	$2,455,816	27%

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

During the first three months of 2001, the Company retired 1,272 outstanding shares at a cost of $57,000.  During the same period in 2000, the Company repurchased 71,272 of its outstanding shares at a cost of nearly $2.1 million. This repurchase program was funded through operating cash flow.

Invested assets at March 31, 2001 decreased by $30.1 million, or 4.0%, from December 31, 2000. Contributing to this decline, unrealized losses on the equity portfolio totaled $22.9 million.  Additionally, proceeds from the sales and maturities of certain debt securities were used to pay down short-term debt.  During the first quarter of 2001, $12.8 million in short-term debt was extinguished.

At March 31, 2001 the Company had short-term investments, cash and other investments maturing within one year, of approximately $70.0 million and additional investments of $149.0 million maturing within five years. The Company maintains one source of credit, a $30.0 million line of credit that cannot be canceled during its annual term. As of March 31, 2001, the Company had $19.6 million in outstanding short-term borrowings. Additionally, the Company was party to four reverse repurchase transactions totaling $46.4 million.

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

The Company's market risk exposures at March 31, 2001, have not materially changed from those identified at December 31, 2000.

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

Item 3.              Defaults Upon Senior Securities - Not Applicable

Item 4.              Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.              Other Information - Not Applicable

Item 6.              Exhibits and Reports on Form 8-K

             (a)         Not Applicable

             (b)        On January 18, 2001, the Company disseminated its fourth quarter 2000 earnings announcement and supporting schedules on Form 8-K.  Information contained therein is available in SEC file number 0001-09463.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Vice President, Chief Financial Officer
(Duly authorized and Principal
Financial and Accounting Officer)

Date: May 11, 2001