Form 10-Q
period 2001-06-30
RLI CORP
filed 2001-08-10
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    June 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File Number: 0-6612

RLI Corp.

(Exact name of registrant as specified in its charter)

ILLINOIS	37-0889946

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615

(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2001 the number of shares outstanding of the registrant's Common Stock was 9,816,971.

PART I

Item 1. Financial Statements

RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

(Unaudited)	For the Three-Month Period Ended June 30,
	2001	2000

Net premiums earned	$66,638,765	$57,643,399
Net investment income	7,709,119	7,084,914
Net realized investment gains	517,467	33,840

	74,865,351	64,762,153

Losses and settlement expenses	38,748,891	31,793,116
Policy acquisition costs	21,693,578	18,644,625
Insurance operating expenses	4,616,059	4,580,752
Interest expense on debt	811,399	1,295,462
General corporate expenses	619,228	570,611

	66,489,155	56,884,566

Equity in earnings of uncons. Investee	1,742,769	1,405,051

Earnings before income taxes & cumulative effect	10,118,965	9,282,638
Income tax expense	2,714,999	2,320,661

Earnings before cumulative effect	7,403,966	6,961,977
Cumulative effect of initial adoption of FASB 133	800,415	0

Net earnings	$8,204,381	$6,961,977

Other compre. earnings, net of tax	3,012,455	968,252

Comprehensive earnings	$11,216,836	$7,930,229

Earnings per share:
Basic:
Net earnings per share from operations	$0.72	$0.71
Realized gains, net of tax	$0.04	$0.00

Basic earnings per share before cumulative effect	$0.76	$0.71
Cumulative effect of FASB 133 adoption	$0.08	$0.00

Basic net earnings per share	$0.84	$0.71

Basic compre. earnings per share	$1.14	$0.81

Diluted:
Net earnings per share from operations	$0.71	$0.70
Realized gains, net of tax	$0.03	$0.00

Diluted earnings per share before cumulative effect	$0.74	$0.70
Cumulative effect of FASB 133 adoption	$0.08	$0.00

Diluted net earnings per share	$0.82	$0.70

Diluted compre. earnings per share	$1.12	$0.80

Weighted average number of common shares outstanding
Basic	9,813,920	9,802,074
Diluted	9,991,330	9,909,259
Cash dividends declared per common share	$0.16	$0.15

The accompanying notes are an integral part of the financial statements.

RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Six-Month Period Ended June 30,
(Unaudited)	2001	2000

Net premiums earned	$129,926,210	$110,829,818
Net investment income	15,161,259	14,021,746
Net realized investment gains (losses)	1,949,205	(86,665)

	147,036,674	124,764,899

Losses and settlement expenses	74,612,731	59,676,037
Policy acquisition costs	42,305,550	35,894,538
Insurance operating expenses	9,303,278	8,919,657
Interest expense on debt	2,013,436	2,533,960
General corporate expenses	1,421,329	1,429,088

	129,656,324	108,453,280

Equity in earnings of uncons. investee	2,275,776	1,966,684

Earnings before income taxes & cumulative effect	19,656,126	18,278,303
Income tax expense	5,118,788	4,776,477

Earnings before cumulative effect	14,537,338	13,501,826
Cumulative effect of initial adoption of FASB 133	800,415	0

Net earnings	$15,337,753	$13,501,826

Other compre. earnings (loss), net of tax	(11,263,859)	(3,971,638)

Comprehensive earnings	$4,073,894	$9,530,188

Earnings per share:
Basic:
Net earnings per share from operations	$1.35	$1.38
Realized gains (losses), net of tax	$0.13	$(0.01)

Basic earnings per share before cumulative effect	$1.48	$1.37
Cumulative effect of FASB 133 adoption	$0.08	$0.00

Basic net earnings per share	$1.56	$1.37

Basic compre. earnings per share	$0.42	$0.97

Diluted:
Net earnings per share from operations	$1.32	$1.37
Realized gains (losses), net of tax	$0.13	$(0.01)

Diluted earnings per share before cumulative effect	$1.45	$1.36
Cumulative effect of FASB 133 adoption	$0.08	$0.00

Diluted net earnings per share	$1.53	$1.36

Diluted compre. earnings per share	$0.41	$0.96

Weighted average number of common shares outstanding
Basic	9,812,593	9,830,767
Diluted	9,999,032	9,924,034
Cash dividends declared per common share	$0.31	$0.29

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	June 30, 2001	December 31, 2000
ASSETS	(Unaudited)
Investments	2001	2000

Fixed maturities
Held-to-maturity, at amortized cost	$279,021,399	$296,466,788
Trading, at market value	9,707,192	8,208,138
Available-for-sale, at market value	132,888,321	97,146,566
Equity securities, at fair value	291,854,911	306,194,258
Short-term investments, at cost	18,581,170	48,095,064

Total investments	732,052,993	756,110,814
Accrued investment income	8,177,440	7,767,207
Premiums and reinsurance balances receivable	127,522,537	94,761,143
Ceded unearned premium	66,973,978	64,183,536
Reinsurance balances recoverable on unpaid losses	229,540,707	239,696,090
Federal income tax receivable	3,034,384	353,486
Deferred policy acquisition costs	50,595,614	43,287,028
Property and equipment	13,397,463	13,807,732
Investment in unconsolidated investee	20,323,589	18,047,813
Goodwill	31,920,072	32,715,903
Other assets	17,734,506	10,592,490

TOTAL ASSETS	$1,301,273,283	$1,281,323,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and settlement expenses	$542,133,637	$539,749,563
Unearned premiums	240,600,910	211,801,854
Reinsurance balances payable	63,465,080	51,166,968
Short-term debt, LOC and notes payable	65,898,068	78,762,763
Income taxes-deferred	46,911,504	50,701,804
Other liabilities	14,776,259	22,486,745

TOTAL LIABILITIES	973,785,458	954,669,697

Shareholders' Equity:
Common stock ($1 par value, authorized)
(12,820,727 shares issued at 6/30/01)
(12,806,446 shares issued at 12/31/00)	12,820,727	12,806,446
Paid-In Capital	69,787,852	69,942,458
Accumulated other comprehensive earnings	101,885,561	113,149,420
Retained Earnings	224,454,087	212,158,781
Deferred compensation	5,710,727	5,389,402
Less: Treasury shares at cost
(3,003,756 shares at 6/30/01)
(3,002,484 shares at 12/31/00)	(87,171,129)	(86,792,962

TOTAL SHAREHOLDERS' EQUITY	327,487,825	326,653,545

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,301,273,283	$1,281,323,242

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six-Month Period
	Ended June 30,

	2000	2001

Net cash provided by operating activities	$15,483,479	$16,982,355

Cash Flows from Investing Activities
Investments purchased	(84,639,713)	(57,162,897)
Investments sold	32,240,656	13,424,256
Investments called or matured	34,318,271	20,146,700
Net decrease in short-term investments	25,321,786	12,807,127
Net property and equipment purchased	(1,195,294)	(1,077,591)
Issuance of notes receivable	(6,000,000)	0

Net cash used in investing activities	45,706	(11,862,405)

Cash Flows from Financing Activities
Cash dividends paid	(2,942,325)	(2,755,245)
Proceeds from issuance of notes payable	0	476,500
Payments on debt	(12,864,695)	(754,250)
Change in contributed capital	334,678	0
Treasury shares purchased	(56,843)	(2,086,955)

Net cash used in financing activities	(15,529,185)	(5,119,950)

Net increase in cash	0	0

Cash at the beginning of the year	0	0

Cash at June 30	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with those reflected in the 2000 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants that do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 2000 has been derived from, and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2000.

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of a full year.

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

Pursuant to disclosure requirements contained in Statement 128, “Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Six-Month Period Ended June 30, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	15,337,753	9,812,593	1.56

Effect of Dilutive Securities
Incentive Stock Options	--	186,439

Diluted EPS
Income available to common	15,337,753	9,999,032	1.53

	For the Six-Month Period Ended June 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$13,501,826	9,830,767	1.37
Effect of Dilutive Securities
Incentive Stock Options	--	93,267

Diluted EPS
Income available to common	$13,501,826	9,924,034	1.36

Other Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133).  Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.   Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.  Statement 133, as amended by FASB Statement No. 137, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, “Contracts That Provide for Net Share Settlement.”  Based on this newly approved guidance, the Company has determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under Statement 133.  Therefore, in accordance with the transition provisions of Statement 133, the Company accounted for these warrants as derivatives effective April 1, 2001.

As no hedging relationship exists with respect to these instruments, they were marked to fair value with a cumulative-effect-type adjustment to net income as of April 1, 2001.  This cumulative-effect adjustment totaled $800,415, net of tax.  The change in fair value of this instrument from April 1 to June 30 has been recorded through the statement of earnings as net investment income and will be reported as such in all periods going forward.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, effective for all business combinations initiated after June 30, 2001, and No. 142 “Accounting for Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.  The Company is currently evaluating what impact, if any, that these statements will have on our consolidated financial position or results of operations.

Amortization of goodwill was $1.1 million for both six-month periods ended June 30, 2001 and 2000.  Total goodwill amortization for the year ended December 31, 2000 was $2.1 million.

2.	INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 2001 and 2000 is presented below.

SEGMENT DATA— (in thousands)	EARNINGS		REVENUES
	2001	2000	2001	2000

Property	2,693	5,573	34,881	27,877
Casualty	(708)	(657)	74,190	67,354
Surety	1,719	1,423	20,855	15,599
Net investment income	15,161	14,022	15,161	14,022
Realized gains (losses)	1,949	(87)	1,949	(87)
General corporate expense and interest on debt	(3,433)	(3,963)
Equity in earnings of unconsolidated investee	2,276	1,967

Total segment earnings before income taxes and cumulative effect	19,657	18,278

Income taxes	5,119	4,776

Earnings before cumulative effect	14,538	13,502
Cumulative effect of initial adoption of FASB 133	800	0

Total	15,338	13,502	147,036	124,765

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 88% of the Company's total revenue for the six months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS
ENDED JUNE 30, 2000

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $271.2 million for the first six months of 2001 compared to $234.3 million for the same period in 2000. Gross premium writings of the Insurance Group improved 15.3% over 2000 levels, fueled by increases in the casualty and surety segments. Consolidated revenue for the first six months of 2001 increased $22.3 million or 17.9% from the same period in 2000. Net premiums earned alone increased 17.2%. Net investment income improved 8.1% to $15.2 million.  Additionally, the sale of certain securities during the first six months of 2001 resulted in $1.9 million in realized gains, compared to $87,000 in realized losses for the same period last year.

The net after-tax earnings for the first six months of 2001 totaled $15.3 million, $1.53 per diluted share, compared to $13.5 million, $1.36 per share, for the same period in 2000.  The cumulative-effect adjustment for the initial adoption of FASB Statement 133 totaled $800,415 ($0.08 per share) and is included in the 2001 net after-tax earnings number.  Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustment, totaled $13.3 million, $1.32 per share, compared to $13.6 million, $1.37 per share, for the same period in 2000. The small decline in operating earnings was the result of losses in the Company’s property book, including Seattle earthquake loss experience, which totaled just under $1.0 million ($0.06 per share).

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the year’s volatility in the equity markets.  Comprehensive earnings for the first six months totaled $4.1 million, $0.41 per share, compared to $9.5 million, $.96 per share, for the same period in 2000. Unrealized losses, net of tax, for the first six months of 2001 were $11.3 million, $1.12 per share compared to losses of $4.0 million, $0.40 per share, for the same period in 2000.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $254.1 million for the first six months of 2001 compared to $220.4 million for the same period in 2000. Much of this improvement came from the casualty segment where improved pricing and various growth initiatives have positively impacted the top-line.  Underwriting income declined to a pre-tax profit of $3.7 million for the first six months of 2001 compared to $6.3 million for the same period in 2000. The GAAP combined ratio increased to 97.1 for the first six months of 2001 compared to 94.2 for the same period in 2000.  Loss experience on the Company’s property book contributed to the higher combined ratio.

The Group’s property segment experienced an increase in gross writings of $1.8 million, or 2.3%, compared to first six months of 2000.  For the first six months of 2001, property premiums totaled $82.3 million.  Increased production was experienced on difference-in-conditions and construction business.  Partially offsetting this increase, however, fire premium was down $5.4 million, as the Company has nonrenewed or exited from writing certain unprofitable products and accounts.  Similarly, ocean marine writings declined $1.7 million, as the Company has discontinued this line of business. Underwriting profits for the property segment were $2.7 million for the first six months of 2001, compared to $5.6 million in 2000.  The GAAP combined ratio increased to 92.3 from 80.0 for the same period last year.  The Seattle earthquake, which registered 6.8 magnitude, resulted in just under $1.0 million in losses.  Disciplined underwriting, coupled with the deep location of the quake’s epicenter, resulted in few claims reported from this event.  In addition to the impact of the earthquake, losses on discontinued property classes have negatively impacted the year’s results.  The construction book has also experienced higher than expected losses on builder’s risk business.  Changes to underwriting standards and policy terms for this product were made late in 2000.  Management will continue to carefully monitor the results of this product.

Gross written premiums for the casualty segment were $145.1 million for 2001, up $27.9 million, or 23.8%, from 2000.  Increases in the following products contributed to this growth: general liability up $8.7 million, transportation up $6.2 million, program business up $4.6 million, executive products up $3.5 million, and employer’s indemnity up $2.7 million.  Underwriting loss on the casualty book was $708,000, in line with the first six months of 2000.  These results translated into a combined ratio of 101.0 for both six-month periods presented.  The segment’s expense ratio at 35.0 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 66.0 remains in check.

Gross written premiums for the surety segment increased to $26.7 million for 2001, up $3.9 million, or 17.3%, from the same period in 2000.  The recent expansion of the commercial surety product, with a focus on small- to middle-market accounts, resulted in $3.5 million of premium written during the first six months of 2001.  The surety book reported underwriting income of $1.7 million, compared to $1.4 million for the first six months of 2000.  The combined ratio for the surety segment totaled 91.8 in 2001 compared to 90.8 in 2000.  The loss ratio component increased over last year due to several contract losses experienced during the first six months of 2001.  Partially offsetting this increase, the expense ratio has shown improvement, as increased premium volume has driven a reduction in the expense ratio.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $15.2 million during the first six months of 2001, an increase of 8.1% over that reported for the same period in 2000.  Diversification of the fixed income portfolio and continued growth in operating cash flow has resulted in the rise in investment income.   Additionally, pursuant to Statement 133 requirements, the Company recorded $374,000 in net investment income during 2001 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. Further discussion of Statement 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of  $1.9 million in the first six months of 2001, compared to a net realized loss of $87,000 for the same period in 2000, which was impacted by the sale of certain fixed income and equity securities.  For the six months ended June 30, 2001, the Company experienced a $17.3 million pre-tax unrealized loss on its investment portfolio.

Virtually all the Company's fixed income portfolio consists of securities rated A or better, with 91% rated AA or better.  The year-to-date yields on the Company's fixed income investments for the six-month periods ended June 30, 2001 and 2000 are as follows:

	2001	2000

Taxable	6.59%	6.62%
Non-taxable	5.00%	4.91%

For the first six months of 2001, yields on taxable bonds decreased slightly while those of non-taxable securities increased from the same period last year.  The slight decline in taxable yields is attributable to both a decrease in treasury yields on the short and intermediate part of the yield curve and to the reinvestment of called and matured bonds at lower yields.  Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to sector diversification and continued growth in operational cash flow.  Non-taxable securities reflect a greater increase due to the purchase of longer dated securities.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $17.3 million for the first six months of 2001, compared with a $6.1 million loss for the same period in 2000.  The 2001 year-to-date loss reflects largely stock market fluctuations experienced during the first six months of the year.   The Company's net cumulative unrealized gain before tax was $156.5 million, down from $173.8 million at December 31, 2000.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations decreased to $2.0 million for the first six months of 2001, a $520,000 decrease from the same period in 2000.  This change is related to decreased debt costs resulting from falling interest rates, as well as principal payments made in late February and March 2001 that decreased the average outstanding debt balance by $8.1 million over the same period last year.  Interest expense has been incurred at a rate of 5.74% for the first six months of 2001 compared to a rate of 6.49% for the same period last year.  At June 30, 2001, outstanding short-term balances totaled $65.9 million, compared to $78.1 million at June 30, 2000.

INCOME TAXES

The Company's effective tax rate for the first six months of 2001 and 2000 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2001 and 2000 as a result of the following:

	2001		2000
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$6,879,644	35%	$6,397,406	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,411,422)	(7)%	(1,336,425)	(7)%
Dividends received deduction	(725,753)	(4)%	(776,418)	(4)%
Dividends paid deduction	(136,166)	(1)%	(127,005)	(1)%
Goodwill amortization	277,622	2%	283,598	1%
Other items, net	234,863	1%	335,321	2%

Total tax expense	$5,118,788	26%	$4,776,477	26%

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

During the first six months of 2001, the Company retired 1,272 outstanding shares at a cost of $57,000.  During the same period in 2000, the Company repurchased 71,272 of its outstanding shares at a cost of $2.1 million.  All repurchase activity for 2000 occurred in the first quarter and was funded through operating cash flow.

Invested assets at June 30, 2001 decreased by $24.1 million, or 3.2%, from December 31, 2000. Contributing to this decline, unrealized losses on the investment portfolio totaled $17.3 million.  Additionally, proceeds from the sales and maturities of certain debt securities were used to extinguish $12.8 million in short-term debt, during February and March 2001.

At June 30, 2001 the Company had short-term investments, cash and other investments maturing within one year, of approximately $30.7 million and additional investments of $144.4 million maturing within five years.  The Company maintains one primary source of credit, a $30.0 million line of credit that cannot be canceled during its annual term.  As of June 30, 2001, the Company had $19.6 million in outstanding short-term borrowings on this facility.  Additionally, the Company was party to four reverse repurchase transactions totaling $46.3 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS
ENDED JUNE 30, 2000

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $142.2 million for the second quarter of 2001 compared to $125.1 million for the same period in 2000. Gross writings of the Insurance Group improved 13.6% over 2000 levels fueled by increases in the casualty and surety segments. Consolidated revenue for the second quarter of 2001 increased $10.1 million or 15.6% from the same period in 2000. Net premiums earned alone increased 15.6%. Net investment income improved 8.8% to $7.7 million.  Additionally, the sale of certain securities during the second quarter of 2001 resulted in $517,000 in realized gains, compared to $34,000 for the same period last year.

The net after-tax earnings for the second quarter of 2001 totaled $8.2 million, $0.82 per diluted share, compared to $7.0 million, $0.70 per share, for the same period in 2000.  As mentioned previously, the cumulative-effect adjustment for the initial adoption of FASB Statement 133 totaled $800,415 ($0.08 per share) and is included in the second quarter 2001 net after-tax earnings number.  Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustment, totaled $7.1 million, $0.71 per share, compared to $6.9 million, $0.70 per share, for the same period in 2000.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, showed improvement for the second quarter of 2001.  Comprehensive earnings for the quarter totaled $11.2 million, $1.12 per share, compared to $7.9 million, $0.80 per share, for the same period in 2000. Unrealized gains, net of tax, for the second quarter of 2001 were $3.0 million, $0.30 per share compared to $1.0 million, $0.10 per share, for the same period in 2000.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $134.0 million for the second quarter of 2001 compared to $118.0 million for the same period in 2000. Much of this improvement came from the casualty segment where improved pricing and various growth initiatives have positively impacted the top-line.  Additionally, the expansion of the commercial surety book has added to top line growth.  Underwriting income declined to a pre-tax profit of $1.6 million for the second quarter of 2001 compared to $2.6 million for the same period in 2000. The GAAP combined ratio increased to 97.6 for the second quarter of 2001 compared to 95.5 for the second quarter of 2000.  Loss experience in property classes the Company began exiting late last year contributed to the quarter’s higher combined ratio.

The Group’s property segment experienced an increase in gross writings of $3.5 million, or 8.3%, compared to second quarter 2000.  For the second quarter of 2001, property premiums totaled $45.3 million.  Difference-in-condition and construction writings advanced a combined $5.5 million and served to partially offset the reduction in writings from property classes that have been exited or nonrenewed.  Underwriting profits for the property segment were $1.1 million for second quarter of 2001, compared to $2.3 million in 2000.  The GAAP combined ratio increased to 93.7 compared to 84.1 for the same period last year.  Loss experience in property classes the Company began exiting late last year contributed to the segment’s higher combined ratio.

Gross written premiums for the casualty segment were $73.3 million for the second quarter of 2001, up $9.5 million, or 15.0%, from the same period in 2000.  Increases in the following products contributed to this growth: general liability up $4.8 million, executive products up $2.5 million, commercial umbrella up $1.2 million, and personal umbrella up $1.0 million.  Underwriting loss on the casualty book was $94,000, in line with second quarter 2000.  These results translate into a combined ratio of 100.2 in 2001 versus 100.1 for the same period in 2000.  The segment’s expense ratio at 34.2 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 66.0 remains in check.

Gross written premiums for the surety segment increased to $15.5 million for the second quarter of 2001, up $3.0 million, or 24.1%, from the same period in 2000.  The 2001 expansion of the commercial surety product, with a focus on small- to middle-market accounts, resulted in $2.4 million of premium written during the second quarter of 2001.  The surety book reported underwriting income of $564,000, compared to $328,000 for the second quarter of 2000.  The combined ratio for the surety segment totaled 94.9 in 2001 compared to 96.1 in 2000.  Both quarter’s loss ratio’s were impacted by contract losses.  The loss ratio for second quarter 2001 totaled 32.1, compared to 31.6 for the same period in 2000.  The expense ratio, however, has continued to show improvement at 62.8 for the quarter, compared to 64.5 for the same period in 2000.  Increased premium volume has continued to drive a reduction in the expense ratio.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $7.7 million during the second quarter of 2001, an increase of 8.8% over that reported for the same period in 2000.  Diversification of the fixed income portfolio and positive operating cash flow has resulted in the rise in investment income.  Additionally, pursuant to Statement 133 requirements, the Company recorded $374,000 in net investment income during the second quarter of 2001 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. Further discussion of Statement 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $517,000 in the second quarter of 2001, compared to a net realized gain of $34,000 for the same period in 2000.  The majority of gains realized in the second quarter of 2001 were the result of the sale of certain fixed income and equity securities.

INCOME TAXES

The Company's effective tax rate for the second quarter of 2001 was 27% compared to 25% reported for the same period in 2000. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2000 and 1999 as a result of the following:

	2001		2000
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$3,541,638	35%	$3,248,924	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(703,804)	(7)%	(665,779)	(7)%
Dividends received deduction	(349,859)	(3)%	(375,199)	(4)%
Dividends paid deduction	(69,723)	(1)%	(65,477)	(1)%
Goodwill amortization	138,811	1%	143,742	2%
Other items, net	157,936	2%	34,450	—

Total tax expense	$2,714,999	27%	$2,320,661	25%

ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, effective for all business combinations initiated after June 30, 2001, and No. 142 “Accounting for Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.  The Company is currently evaluating what impact, if any, that these statements will have on our consolidated financial position or results of operations.  Amortization of goodwill was $1.1 million for both six-month periods ended June 30, 2001 and 2000.  Total goodwill amortization for the year ended December 31, 2000 was $2.1 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company's investment portfolio. The Company has a small exposure to foreign exchange risk arising from a limited number of policies whose resulting claims would be payable in foreign currencies.  All such policies will have expired by September 30, 2001.  The company has no direct commodity risk.

The Company's market risk exposures at June 30, 2001, have not materially changed from those identified at December 31, 2000.

PART II - OTHER INFORMATION

Item.	1.	Legal Proceedings - Not Applicable

Item	2.	Change in Securities - Not Applicable

Item	3.	Defaults Upon Senior Securities - Not Applicable

Item	4.	Submission of Matters to a Vote of Security Holders -
		On May 3, 2001, at the Company’s Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

		Gerald D. Stephens	Robert O. Veits
		F. Lynn McPheeters	Richard H. Blum

Item	5.	Other Information - Not Applicable

Item	6.	Exhibits and Reports on Form 8-K

	(a)	Not Applicable

	(b)	The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville

Joseph E. Dondanville
Vice President, Chief Financial Officer
(Duly authorized and Principal Financial and Accounting Officer)

Date: August 7, 2001