Form 10-Q
period 2001-09-30
RLI CORP
filed 2001-11-13
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

or

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____to____

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

  As of November 2, 2001 the number of shares outstanding of the registrant's Common Stock was 9,815,471.

PART I

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended September 30,
(Unaudited)	2001	2000

Net premiums earned	$69,827,121	$61,250,871
Net investment income	8,643,706	7,461,190
Net realized investment gains	1,528,364	603,801
	79,999,191	69,315,862
Losses and settlement expenses	39,925,768	34,660,846
Policy acquisition costs	23,622,742	19,339,611
Insurance operating expenses	4,840,003	4,304,520
Interest expense on debt	676,497	1,359,793
General corporate expenses	647,932	607,030
	69,712,942	60,271,800
Equity in earnings of uncons. Investee	469,434	794,988
Earnings before income taxes & cumulative effect	10,755,683	9,839,050
Income tax expense	2,856,498	2,459,829
Earnings before cumulative effect	7,899,185	7,379,221
Cumulative effect of initial adoption of FASB 133	0	0
Net earnings	$7,899,185	$7,379,221

Other compre. earnings(loss), net of tax	(14,698,728)	9,399,962
Comprehensive earnings(loss)	$(6,799,543)	$16,779,183

Earnings per share:
Basic:
Net earnings per share from operations	$0.70	$0.71
Realized gains, net of tax	$0.10	$0.04
Basic net earnings per share	$0.80	$0.75

Basic compre. earnings(loss) per share	$(0.69)	$1.71

Diluted:
Net earnings per share from operations	$0.69	$0.70
Realized gains, net of tax	$0.10	$0.04
Diluted net earnings per share	$0.79	$0.74

Diluted compre. earnings(loss) per share	$(0.68)	$1.69

Weighted average number of common shares outstanding
Basic	9,816,759	9,803,879
Diluted	10,016,820	9,951,406
Cash dividends declared per common share	$0.16	$0.15

The accompanying notes are an integral part of the financial statements.

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Nine-Month Period Ended September 30,
(Unaudited)	2001	2000

Net premiums earned	$199,753,331	$172,080,689
Net investment income	23,804,965	21,482,936
Net realized investment gains	3,477,569	517,136
	227,035,865	194,080,761
Losses and settlement expenses	114,538,499	94,336,883
Policy acquisition costs	65,928,292	55,234,149
Insurance operating expenses	14,143,281	13,224,177
Interest expense on debt	2,689,933	3,893,753
General corporate expenses	2,069,261	2,036,118
	199,369,266	168,725,080
Equity in earnings of uncons. investee	2,745,210	2,761,672
Earnings before income taxes & cumulative effect	30,411,809	28,117,353
Income tax expense	7,975,286	7,236,306
Earnings before cumulative effect	22,436,523	20,881,047
Cumulative effect of initial adoption of FASB 133	800,415	0
Net earnings	$23,236,938	$20,881,047

Other compre. earnings (loss), net of tax	(25,962,587)	5,428,324
Comprehensive earnings (loss)	$(2,725,649)	$26,309,371

Earnings per share:
Basic:
Net earnings per share from operations	$2.06	$2.10
Realized gains, net of tax	$0.23	$0.03
Basic earnings per share before cumulative effect	$2.29	$2.13
Cumulative effect of FASB 133 adoption	$0.08	$0.00
Basic net earnings per share	$2.37	$2.13

Basic compre. earnings(loss) per share	$(0.28)	$2.68
Diluted:
Net earnings per share from operations	$2.01	$2.07
Realized gains, net of tax	$0.23	$0.03
Diluted earnings per share before cumulative effect	$2.24	$2.10
Cumulative effect of FASB 133 adoption	$0.08	$0.00
Diluted net earnings per share	$2.32	$2.10

Diluted compre. earnings(loss) per share	$(0.27)	$2.65

Weighted average number of common shares outstanding
Basic	9,813,997	9,821,837
Diluted	10,004,976	9,933,191
Cash dividends declared per common share	$0.47	$0.44

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS	September 30, 2001	December 31, 2000
Investments	2001	2000
Fixed maturities	(Unaudited)
Held-to-maturity, at amortized cost	$263,436,335	$296,466,788
Trading, at market value	10,087,857	8,208,138
Available-for-sale, at market value	171,476,990	97,146,566
Equity securities, at fair value	266,043,282	306,194,258
Short-term investments, at cost	43,749,874	48,095,064
Total investments	754,794,338	756,110,814
Accrued investment income	6,780,654	7,767,207
Premiums and reinsurance balances receivable	114,550,455	94,761,143
Ceded unearned premium	64,758,299	64,183,536
Reinsurance balances recoverable on unpaid losses	231,591,429	239,696,090
Federal income tax receivable	2,270,333	353,486
Deferred policy acquisition costs	53,119,307	43,287,028
Property and equipment	12,920,847	13,807,732
Investment in unconsolidated investee	20,793,023	18,047,813
Goodwill	31,394,156	32,715,903
Other assets	15,129,073	10,592,490
TOTAL ASSETS	$1,308,101,914	$1,281,323,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and settlement expenses	$551,568,701	$539,749,563
Unearned premiums	247,060,514	211,801,854
Reinsurance balances payable	62,971,832	51,166,968
Short-term debt, LOC and notes payable	66,383,568	78,762,763
Income taxes-deferred	40,826,588	50,701,804
Other liabilities	20,476,699	22,486,745
TOTAL LIABILITIES	989,287,902	954,669,697

Shareholders' Equity:
Common stock ($1 par value, authorized) (12,820,727 shares issued at 9/30/01) (12,806,446 shares issued at 12/31/00)	12,820,727	12,806,446
Paid-In Capital	69,550,351	69,942,458
Accumulated other comprehensive earnings	87,186,833	113,149,420
Retained Earnings	230,782,556	212,158,781
Deferred compensation	5,830,872	5,389,402
Less: Treasury shares at cost
(3,005,256 shares at 9/30/01)
(3,002,484 shares at 12/31/00)	(87,357,327)	(86,792,962)
TOTAL SHAREHOLDERS' EQUITY	318,814,012	326,653,545
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,308,101,914	$1,281,323,242

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period
	Ended September 30,
	2001	2000

Net cash provided by operating activities	$54,908,195	$55,414,044
Cash Flows from Investing Activities
Investments purchased	(148,322,748)	(106,887,481)
Investments sold	57,113,582	22,147,519
Investments called or matured	55,350,918	21,856,700
Net (increase)decrease in short-term investments	(826,112)	14,533,268
Net property and equipment purchased	(1,543,381)	(931,209)
Net cash used in investing activities	(38,227,741)	(49,281,203)

Cash Flows from Financing Activities
Cash dividends paid	(4,513,041)	(4,225,557)
Proceeds from issuance of notes payable	0	1,029,250
Payments on debt	(12,379,195)	(886,500)
Change in contributed capital	334,678	36,921
Treasury shares purchased	(122,896)	(2,086,955)
Net cash used in financing activities	(16,680,454)	(6,132,841)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at September 30	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with those reflected in the 2000 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants that do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 2000 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000.

             The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of a full year.

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

             Pursuant to disclosure requirements contained in Statement 128,”Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Nine-Month Period Ended September 30, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$23,236,938	9,813,997	2.37

Effect of Dilutive Securities
Incentive Stock Options	--	190,979

Diluted EPS
Income available to common stockholders	$23,236,938	10,004,976	2.32

	For the Nine-Month Period Ended September 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)
Amount

Basic EPS
Income available to common stockholders	$20,881,047	9,821,837	2.13

Effect of Dilutive Securities
Incentive Stock Options	--	111,354

Diluted EPS
Income available to common stockholders	$20,881,047	9,933,191	2.10

Other Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ”Accounting for Derivative Instruments and Hedging Activities”(Statement 133).  Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.   Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.  Statement 133, as amended by FASB Statement No. 137, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, "Contracts That Provide for Net Share Settlement."  Based on this newly approved guidance, the Company has determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under Statement 133.  Therefore, in accordance with the transition provisions of Statement 133, the Company accounted for these warrants as derivatives effective April 1, 2001.

As no hedging relationship exists with respect to these instruments, they were marked to fair value with a cumulative-effect-type adjustment to net income as of April 1, 2001.  This cumulative-effect adjustment totaled $800,415, net of tax.  The change in fair value of this instrument from April 1 to September 30 has been recorded through the statement of earnings as net investment income and will be reported as such in all periods going forward.

In July 2001, the Financial Accounting Standards Board (”FASB”) issued Statement of Financial Accounting Standards (”SFAS”) No. 141 "Business Combinations,” effective for all business combinations initiated after June 30, 2001, and No. 142 ”Accounting for Goodwill and Other Intangible Assets, ” effective for fiscal years beginning after December 15, 2001.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.  The Company is currently evaluating what impact, if any, that these statements will have on our consolidated financial position or results of operations.

Amortization of goodwill was $1.6 million for both nine-month periods ended September 30, 2001 and 2000.  Total goodwill amortization for the year ended December 31, 2000 was $2.1 million.

In August 2001, the FASB issued SFAS No. 143, ”Accounting for Asset Retirement Obligations,” which becomes effective for fiscal years beginning after June 15, 2002.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, ”Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, ”Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating these newly issued statements.

2.         INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 2001 and 2000 is presented below.

SEGMENT DATA-- (in thousands)	EARNINGS		REVENUES
	2001	2000	2001	2000
Property	4,638	7,152	52,110	44,229
Casualty	(2,024)	(778)	115,111	102,910
Surety	2,529	2,912	32,532	24,942
Net investment income	23,805	21,483	23,805	21,483
Realized gains (losses)	3,478	517	3,478	517
General corporate expense and interest on debt	(4,759)	(5,931)
Equity in earnings of unconsolidated investee	2,745	2,762

Total segment earnings before income taxes and cumulative effect	30,412	28,117

Income taxes	7,975	7,236

Earnings before cumulative effect	22,437	20,881
Cumulative effect of initial adoption of FASB 133	800	0

Total	23,237	20,881	227,036	194,081

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 88% of the Company's total revenue for the nine months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS

ENDED SEPTEMBER 30, 2000

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains (losses) totaled $407.4 million for the first nine months of 2001 compared to $355.6 million for the same period in 2000. Gross premium writings of the Insurance Group improved 14.0% over 2000 levels, fueled by increases in the casualty and surety segments. Consolidated revenue for the first nine months of 2001 increased $33.0 million or 17.0% from the same period in 2000. Net premiums earned alone increased 16.1%. Net investment income improved 10.8% to $23.8 million.  Additionally, the sale of certain securities during the first nine months of 2001 resulted in $3.5 million in realized gains, compared to $517,000 for the same period last year.

The net after-tax earnings for the first nine months of 2001 totaled $23.2 million, $2.32 per diluted share, compared to $20.9 million, $2.10 per share, for the same period in 2000.  The cumulative-effect adjustment for the initial adoption of FASB Statement 133 totaled $800,415 ($0.08 per share) and is included in the 2001 net after-tax earnings number.  Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustment, totaled $20.2 million, $2.01 per share, compared to $20.5 million, $2.07 per share, for the same period in 2000. The small decline in operating earnings was the result of losses in the Company’s property and casualty books.  The Company’s property book was impacted by Seattle earthquake loss experience, which totaled just under $1.0 million ($0.06 per share).  Additionally, although the Company has limited exposure to the September 11 terrorist attack, a $500,000 ($0.03 per share) charge for potential costs associated with this event was recorded in September.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the year’s volatility in the equity markets.  Comprehensive earnings for the first nine months totaled a loss of $2.7 million, $0.27 per share, compared to comprehensive earnings of $26.3 million, $2.65 per share, for the same period in 2000. Unrealized losses, net of tax, for the first nine months of 2001 were $26.0 million, $2.59 per share compared to unrealized gains of $5.4 million, $0.55 per share, for the same period in 2000.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $380.1 million for the first nine months of 2001 compared to $333.6 million for the same period in 2000. Much of this improvement came from the casualty segment where improved pricing and various growth initiatives have positively impacted the top-line.  Underwriting income declined to a pre-tax profit of $5.1 million for the first nine months of 2001 compared to $9.3 million for the same period in 2000. The GAAP combined ratio increased to 97.4 for the first nine months of 2001 compared to 94.6 for the same period in 2000.  Loss experience on the Company’s property and casualty books contributed to the higher combined ratio.

Gross written premiums for the property segment were flat compared to the first nine months of 2000.  For the first nine months of 2001, property premiums totaled $123.4 million.  Increased production experienced on the construction book was offset by a reduction in fire premium.  Fire premium declined $5.4 million, as the Company has nonrenewed or exited from writing certain unprofitable products and accounts.  Similarly, ocean marine writings declined $5.4 million, as the Company has discontinued this line of business. Difference-in-condition premium was flat compared to 2000 levels.  Underwriting profits for the property segment were $4.6 million for the first nine months of 2001, compared to $7.2 million in 2000.  The GAAP combined ratio increased to 91.1 from 83.8 for the same period last year.  The Seattle earthquake, which registered 6.8 magnitude, resulted in just under $1.0 million in losses.  Disciplined underwriting, coupled with the deep location of the quake’s epicenter, resulted in few claims reported from this event.  In addition to the impact of the earthquake, losses on discontinued property classes have negatively impacted the year’s results.  The construction book has also experienced higher than expected losses on builder’s risk business.  Changes to underwriting standards and policy terms for this product were made late in 2000.  Management will continue to carefully monitor the results of this product.

Gross written premiums for the casualty segment were $216.1 million for 2001, up $39.7 million, or 22.5%, from 2000.  Increases in the following products contributed to this growth: general liability up $12.7 million, transportation up $9.8 million, executive products up $7.2 million, employer’s indemnity up $3.9 million, program business up $3.7 million, and personal umbrella up $2.4 million.  Underwriting loss on the casualty book was $2.0 million, compared to a loss of $778,000 for the first nine months of 2000.  Included in the 2001 results is $500,000 in losses to reflect potential costs associated with the September 11 terrorist attack.  The Company has limited exposure to areas affected by this event.  The combined ratio for the casualty segment totaled 101.8 compared to 100.8 in 2000.  The segment’s expense ratio at 34.8 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 67.0, though up slightly, remains in check.

At a combined ratio slightly above break-even, management believes this segment creates value for the Company, as investments supporting reserves and the resulting cash flows generate significant investment income.

Gross written premiums for the surety segment increased to $40.7 million for 2001, up $6.1 million, or 17.7%, from the same period in 2000.  The recent expansion of the commercial surety product, with a focus on small- to middle-market accounts, resulted in $6.4 million of premium written during the first nine months of 2001.  The surety book reported underwriting income of $2.5 million, compared to $2.9 million for the first nine months of 2000.  The combined ratio for the surety segment totaled 92.2 in 2001 compared to 88.3 in 2000.  The loss ratio component increased over last year due to several contract losses experienced during the first nine months of 2001, while the expense ratio, at 63.8, remained flat.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $23.8 million during the first nine months of 2001, an increase of 10.8% over that reported for the same period in 2000.  Diversification of the fixed income portfolio and continued growth in operating cash flow has resulted in the rise in investment income.   Additionally, pursuant to Statement 133 requirements, the Company recorded $1.0 million in net investment income during 2001 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. Further discussion of Statement 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $3.5 million in the first nine months of 2001, compared to $517,000 for the same period in 2000.  For the nine months ended September 30, 2001, the Company experienced a $40.0 million pre-tax unrealized loss on its investment portfolio.

Virtually all the Company's fixed income portfolio consists of securities rated A or better, with 88% rated AA or better.  The year-to-date yields on the Company's fixed income investments for the nine-month periods ended September 30, 2001 and 2000 are as follows:

	2001	2000

Taxable	6.55%	6.66%
Non-taxable	4.95%	4.91%

For the first nine months of 2001, yields on taxable bonds decreased slightly while those of non-taxable securities increased from the same period last year.  The slight decline in taxable yields is attributable to both a decrease in treasury yields on the short and intermediate part of the yield curve and to the reinvestment of called and matured bonds at lower yields.  Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to sector diversification and continued growth in operational cash flow.  Non-taxable securities reflect a greater increase due to the purchase of longer dated securities.

The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $40.0 million for the first nine months of 2001, compared with a $8.4 million in unrealized gains for the same period in 2000.  The 2001 year-to-date loss reflects largely stock market fluctuations experienced during the first nine months of the year.   The Company's net cumulative unrealized gain before tax was $133.8 million, down from $173.8 million at December 31, 2000.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

Interest expense on debt obligations totaled $2.7 million for the first nine months of 2001, a $1.2 million decrease from the same period in 2000.  This change is related to decreased debt costs resulting from falling interest rates, as well as principal payments made in late February and March that decreased the average outstanding debt balance by $10.0 million over the same period last year.  Interest has been paid at a rate of 5.22% for the first nine months of 2001 compared to a rate of 6.64% for the same period last year. At September 30, 2001, outstanding short-term balances totaled $66.4 million, compared to $78.7 million at September 30, 2000.

INCOME TAXES

The Company's effective tax rate for the first nine months of 2001 and 2000 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2001 and 2000 as a result of the following:

	2001		2000
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$10,644,133	35%	$9,841,073	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,105,364)	(7)%	(2,019,010)	(7)%
Dividends received deduction	(1,072,998)	(4)%	(1,151,347)	(4)%
Dividends paid deduction	(209,385)	(1)%	(195,509)	(1)%
Goodwill amortization	416,433	2%	422,409	2%
Other items, net	302,467	1%	338,690	1%

Total tax expense	$7,975,286	26%	$7,236,306	26%

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

During the first nine months of 2001, the Company retired 2,772 outstanding shares at a cost of $123,000.  During the same period in 2000, the Company repurchased 71,272 of its outstanding shares at a cost of $2.1 million.  All repurchase activity was funded through operating cash flow.

Invested assets at September 30, 2001 decreased by $1.3 million, or 0.2%, from December 31, 2000. The equity portfolio declined $40.2 million, primarily due to unrealized losses experienced during the first nine months of 2001.  Short-term investments declined $4.4 million from year-end levels.  Fixed maturities, however, increased $43.2 million, as positive operating cash was used to purchase additional available-for-sale fixed maturities.

At September 30, 2001, the Company had short-term investments, cash and other investments maturing within one year, of approximately $59.8 million and additional investments of $138.2 million maturing within five years.  The Company maintains one primary source of credit, a $30.0 million line of credit that cannot be canceled during its annual term.  As of September 30, 2001, the Company had $19.6 million in outstanding short-term borrowings on this facility.  Additionally, the Company was party to four reverse repurchase transactions totaling $46.7 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS

ENDED SEPTEMBER 30, 2000

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $136.2 million for the third quarter of 2001 compared to $121.2 million for the same period in 2000. Gross writings of the Insurance Group improved 11.3% over 2000 levels fueled by increases in the casualty and surety segments. Consolidated revenue for the third quarter of 2001 increased $10.7 million or 15.4% from the same period in 2000. Net premiums earned increased 14.0%, while net investment income improved 15.9% to $8.6 million.  Additionally, the sale of certain securities during the third quarter of 2001 resulted in $1.5 million in realized gains, compared to $604,000 for the same period last year.

The net after-tax earnings for the third quarter of 2001 totaled $7.9 million, $0.79 per diluted share, compared to $7.4 million, $0.74 per share, for the same period in 2000.  Net operating earnings, which consist of the Company's net earnings reduced by after-tax realized investment gains/losses, totaled $6.9 million, $0.69 per share, compared to $7.0 million, $0.70 per share, for the same period in 2000.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, declined during the third quarter of 2001.  Comprehensive earnings for the quarter totaled a loss of $6.8 million, $0.68 per share, compared to comprehensive earnings of $16.8 million, $1.69 per share, for the same period in 2000. Unrealized losses, net of tax, for the third quarter of 2001 were $14.7 million, $1.47 per share compared to unrealized gains of $9.4 million, $0.95 per share, for the same period in 2000.  The volatility in the equity markets experienced during the third quarter of 2001 accounted for this decline.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $126.0 million for the third quarter of 2001 compared to $113.2 million for the same period in 2000. Much of this improvement came from the casualty segment where improved pricing and various growth initiatives have positively impacted the top-line.  Additionally, the expansion of the commercial surety book has added to top- line growth.  Underwriting income declined to a pre-tax profit of $1.4 million for the third quarter of 2001 compared to $2.9 million for the same period in 2000. The GAAP combined ratio was 98.0 for the third quarter of 2001 compared to 95.2 for the third quarter of 2000.  Underwriting income on the property segment improved during the quarter but was offset by contract surety losses and $500,000 in losses recorded in the casualty segment to reflect potential costs associated with the September 11 terrorist attack.

The Group’s property segment experienced a decline in gross writings of $1.1 million, or 2.6%, compared to third quarter 2000.  For the third quarter of 2001, property premiums totaled $41.1 million.  Construction writings advanced $4.2 million and served to partially offset the reduction in writings from property classes that have been exited or nonrenewed.  Underwriting profits for the property segment improved to $1.9 million for third quarter of 2001, compared to $1.6 million in 2000.  The GAAP combined ratio decreased to 88.8 compared to 90.3, as the loss component has shown improvement.  Both fire and construction loss experience improved during the third quarter of 2001 and served to offset unfavorable results of the discontinued ocean marine book.

Gross written premiums for the casualty segment were $71.0 million for the third quarter of 2001, up $11.7 million, or 19.8%, from the same period in 2000.  Increases in the following products contributed to this growth: general liability up $4.0 million, executive products up $3.7 million, transportation up $3.5 million, and employer’s indemnity up $1.2 million.  Underwriting loss on the casualty book was $1.3 million, compared to $121,000 for the third quarter 2000.  These results translate into a combined ratio of 103.2 in 2001 versus 100.3 for the same period in 2000.  Included in the third quarter 2001 results is $500,000 in losses recorded to reflect potential costs associated with the September 11 terrorist attack.  As mentioned previously, the Company has limited exposure to areas affected by this event.

Gross written premiums for the surety segment increased to $14.0 million for the third quarter of 2001, up $2.2 million, or 18.5%, from the same period in 2000.  The 2001 expansion of the commercial surety product, with a focus on small- to middle-market accounts, resulted in $2.9 million of premium written during the third quarter of 2001.  This increase served to offset an $849,000 decline in contract surety writings.  Tightened underwriting standards on the contract book have resulted in decreased premium writings.  The surety book reported underwriting income of $810,000, compared to $1.5 million for the third quarter of 2000.  The combined ratio for the surety segment totaled 93.1 in 2001 compared to 84.1 in 2000, increasing as a result of contract surety losses.  The loss ratio for third quarter 2001 totaled 27.2, compared to 22.4 for the same period in 2000.  The expense ratio totaled 65.9 compared to 61.7 for the same period in 2000.  This increase relates to costs associated with the expansion of the commercial surety product.

INVESTMENT INCOME

The Company's investment portfolio generated net dividends and interest income of $8.6 million during the third quarter of 2001, an increase of 15.9% over that reported for the same period in 2000.  Diversification of the fixed income portfolio and positive operating cash flow has resulted in the rise in investment income.  Additionally, pursuant to Statement 133 requirements, the Company recorded $630,000 in net investment income during the third quarter of 2001 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. Further discussion of Statement 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $1.5 million in the third quarter of 2001, compared to a net realized gain of $604,000 for the same period in 2000.  The majority of gains realized in the third quarter of 2001 were the result of the sale of certain fixed income and equity securities.

INCOME TAXES

The Company's effective tax rate for the third quarter of 2001 was 27% compared to 25% reported for the same period in 2000. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2000 and 1999 as a result of the following:

	2001		2000
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$3,764,489	35%	$3,443,667	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(693,942)	(6)%	(682,585)	(7)%
Dividends received deduction	(347,246)	(3)%	(374,929)	(4)%
Dividends paid deduction	(73,219)	(1)%	(68,504)	(1)%
Goodwill amortization	138,811	1%	102,206	1%
Other items, net	67,605	1%	39,974	1%

Total tax expense	$2,856,498	27%	$2,459,829	25%

ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (”FASB”) issued Statement of Financial Accounting Standards (”SFAS”) No. 141 ”Business Combinations”, effective for all business combinations initiated after June 30, 2001, and No. 142 ”Accounting for Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.  The Company is currently evaluating what impact, if any, that these statements will have on our consolidated financial position or results of operations.  Amortization of goodwill was $1.6 million for both nine-month periods ended September 30, 2001 and 2000.  Total goodwill amortization for the year ended December 31, 2000 was $2.1 million.

In August 2001, the FASB issued SFAS No. 143, ”Accounting for Asset Retirement Obligations,” which becomes effective for fiscal years beginning after June 15, 2002.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, ”Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, ”Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating these newly issued statements.

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

The Company's market risk exposures at September 30, 2001, have not materially changed from those identified at December 31, 2000.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings - Not Applicable

Item 2.                    Change in Securities - Not Applicable

Item 3.                    Defaults Upon Senior Securities - Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.                    Other Information - Not Applicable

Item 6.                    Exhibits and Reports on Form 8-K

             (a)               Not Applicable

             (b)              The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville
Joseph E. Dondanville
Vice President, Chief Financial Officer
(Duly authorized and Principal
Financial and Accounting Officer)

Date: November 8, 2001