Form 10-K
period 2001-12-31
RLI CORP
filed 2002-03-22
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                    December 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                        to

Commission File Number                            0-6612

RLI CORP.

(Exact name of registrant as specified in its charter)

Illinois	37-0889946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 North Lindbergh Drive, Peoria, Illinois	61615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                (309) 692-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange

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

                                                                                                                                                                           ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 7, 2002 as reported on the New York Stock Exchange, was $500,920,913.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on March 7, 2002 was 9,919,226.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Annual Report to Shareholders for the past year ended December 31, 2001, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2002 annual meeting of security holders to be held May 2, 2002, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 33-34 of this document.

PART I

Item 1.  Business

(a)   General Development of Business

       As used in this Form 10-K, the term “Company” refers to RLI Corp. and its subsidiaries and affiliates, unless the context otherwise indicates.

       RLI Corp., which was incorporated in Illinois in 1965, merged into and became a Delaware corporation in 1984.  In May of 1993, RLI Corp. changed its state of incorporation back to Illinois through a merger.  RLI Corp. is a holding company, which, through its subsidiaries, underwrites selected property and casualty insurance.

(b)         Financial Information about Industry Segments

Selected information about industry segments is included within Item I.

(c)          Narrative Description of Business

RLI INSURANCE GROUP

       RLI Insurance Group is principally composed of four insurance companies.  RLI Insurance Company, the principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico.  Mt. Hawley Insurance Company (“Mt. Hawley”), a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam.  Underwriters Indemnity Company (“UIC”), a subsidiary of RLI Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 33 states and the District of Colombia and surplus lines insurance in Ohio.   Planet Indemnity Company (“PIC”), a subsidiary of Mt. Hawley, has authority to write multiple lines insurance on an admitted basis in 40 states and the District of Columbia.  PIC has authority to write surplus lines insurance in an additional three states.  Other companies in the RLI Insurance Group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc., and Safe Fleet Insurance Services, Inc.

       Since 1977, when the Company first began underwriting specialty property and casualty coverages for commercial risks, highly cyclical market conditions and a number of other factors have influenced the Company’s growth and underwriting profits.  The Company, as a “niche” company rather than an “all lines” company, seeks to develop expertise and large homogeneous books of business in areas generally overlooked by traditional markets.

       In response to the soft market conditions of the 1980’s, which were characterized by severe rate competition and excess underwriting capacity, the Company limited its writings in specialty property and casualty lines and terminated certain lines and sources of production.

       Significant rate increases resulted when the insurance market hardened in late 1984.  The Company responded by expanding its premium volume in targeted lines.  From 1987 to 2001, the industry has experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases.  The Company has continually monitored its rates and controlled its costs in an effort to maximize profits during this entrenched soft market condition.  As a result of catastrophic losses, such as Hurricane Andrew and the Northridge Earthquake, property rates hardened in California, Florida and the wind belt, but remained soft in other areas of the country.  In 1994 and 1995, rates hardened and premium growth was achieved in the commercial property book of business. Otherwise, rates for property and casualty lines have declined over time. To maintain profitability, underwriters have tightened selection criteria, broadened their focus to other market segments and given up business where rates dropped too low.

       Since the end of 1999, a trend emerged of modest firming in the pricing of branch office business.  A return to conservative underwriting has become common in the industry for the segments the Company writes since early in 2001.   The events of September 11th and the reduction in available reinsurance capacity are expected to open up more demand for the Company’s specialty products.

The Company initially wrote specialty property and casualty insurance through independent underwriting agents. The Company opened its first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices which market to wholesale producers.  The Company also markets certain products to retail producers from its Specialty Markets Division and the Surety Division.  The Company produces business under agreements with underwriting general agents. Additional underwriting agents are accepted under the auspices of Company product vice presidents.  The majority of the specialty property and casualty business is marketed through the Specialty Markets and Surety divisions and branch offices located in Los Angeles, California; Oakland, California; Glastonbury, Connecticut; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Overland Park, Kansas; Boston, Massachusetts; St. Paul, Minnesota; Summit, New Jersey; Philadelphia, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

       For the year ended December 31, 2001, the following table provides the geographic distribution of the Company’s risks insured as represented by direct premiums earned for all product lines.  For the year ended December 31, 2001, no other state accounted for more than 2% of total direct premiums earned for all product lines.

	Direct Premiums
State	Earned	Percent of Total
	(in thousands)

California	$117,806	25.5%

Texas

46,018

10.0

%

Florida

38,263

8.3

%

New York	34,017	7.4%
Illinois	15,611	3.4%
Georgia	15,314	3.3%
Ohio	13,087	2.8%
Hawaii	12,558	2.7%
Tennessee	11,640	2.5%
New Jersey	10,685	2.3%
Pennsylvania	10,093	2.2%
Michigan	9,234	2.0%
All Other	126,806	27.6%

Total direct premiums	$461,132	100.0%

                The Company presently underwrites selected property and casualty insurance primarily in the following lines:

A.            PROPERTY SEGMENT

                1.             Commercial Property.  The Company’s commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and difference in conditions which includes earthquake, flood and collapse coverages written in the United States and abroad.  The Company writes coverage for a wide range of commercial and industrial classes such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. The Company also writes boiler and machinery under the same management as commercial property.  The Alpharetta, Boston, Chicago, Dallas, Houston, Los Angeles and Oakland branch offices are responsible for underwriting this coverage.  In  2001, 2000, and 1999, net earned premiums totaled $62.9 million, $51.8 million and $43.9 million, or 20%, 20% and 19%, respectively, of the Company’s consolidated net revenues.

                2.             Homeowners/Residential Property.  In 1997, the Company assumed a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association.  In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms.  Net earned premiums totaled $7.9 million, $8.7 million and $6.9 million, or 3% of consolidated net revenues for 2001, 2000, and 1999, respectively.

                3.             Other.     The Company acquired property business as a part of the acquisition of Underwriters Indemnity Holdings on January 29, 1999. All property coverages associated with this business were non-renewed in accordance with allowed policy provisions.  In 1999, net earned premiums totaled $622,000 or less than 1% of consolidated net revenue.  In 2000, net earned premiums were negative ($485,000), as reinsurance adjustments resulted in a reclass between premium earned and ceded commissions.  This change resulted in no net impact to the Company’s bottom line.  No premiums were earned on this business in 2001.

B.            SURETY SEGMENT

                3.             Surety.  The Company underwrites this product line from the Home Office in Peoria and branch facilities in Atlanta, Boston, Chicago, Cleveland, Dallas, Houston, Kansas City, Los Angeles, New Jersey, Philadelphia and Seattle.  The division focuses on writing contract bonds for small size contractors, energy-related business for oil and gas operators and a wide range of commercial surety bonds through independent agencies, regional and national brokers.  Net earned premium totaled $45.3 million, $34.7 million, and $25.4 million, or 15%, 13% and 11% of consolidated net revenues for 2001, 2000 and 1999, respectively.

C.            CASUALTY SEGMENT

                4.             General Liability.  The Company writes general liability coverages through its Los Angeles, Glastonbury, Chicago, Alpharetta and Dallas branch offices.  The Company’s general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks.  Net earned premiums totaled $47.7 million, $34.9 million and $31.1 million, or 15%, 13% and 14% of consolidated net revenues for the years 2001, 2000 and 1999, respectively.

                5.             Commercial and Personal Umbrella Liability.  The Company’s commercial umbrella coverage is produced through its St. Paul, Alpharetta, Glastonbury, Los Angeles and Dallas branch offices. Commercial Umbrella was also written through an underwriting general agency in San Francisco until the agreement was discontinued late in 2001.  The coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by the Company. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers.  Net earned premiums totaled $56.3 million, $62.9 million and $59.0 million, or 18%, 24% and 26% of consolidated net revenues for the years 2001, 2000 and 1999, respectively.

                6.             Executive Products.  The Company produces financial products such as Directors’ and Officers’ Liability through underwriting facilities in Chicago, Dallas, Philadelphia, Los Angeles and Summit.  The Company offers Miscellaneous Professional Liability for a variety of low to moderate classes of risks.  D&O is a relatively small component of the overall P&C market, which has been subject to severe competition.  Underwriters have relinquished market share rather than accept inadequate pricing.  The package of coverages offered has been expanded to include a variety of coverages of interest to corporations and executives, such as Employment Practices Liability and  Fiduciary Liability. This is designed to give the product broader appeal.   Net earned premiums totaled $4.5 million, $3.0 million and $2.6 million, or 1% of consolidated net revenues for the years 2001, 2000 and 1999, respectively.

                7.             Program Business.  The Company began writing Program Business in 1998 through a broker in New Jersey.  During 2001, the Program division’s infrastructure was improved to streamline processing through automation and utilization of new technologies that will shorten the time required to launch new products and programs.  This division continues to develop new programs for a variety of affinity groups.  Coverages offered include:  Commercial Property, General Liability, Commercial Automobile, Inland Marine, and Crime.  Often, these coverages are combined into a package or portfolio policy.  The division establishes relationships with program administrators that perform many of the underwriting and policy servicing functions under guidelines established by the Company’s underwriting group.  Net earned premiums totaled $8.5 million, $4.6 million and $456,000 for 2001, 2000 and 1999, respectively.  These amounts represent 3% of consolidated net revenues for 2001 and 2% of revenues in 2000.

                8.             Transportation.  In 1997, the Company opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers.  Incidental, related insurance coverages are also offered, including general liability, commercial umbrella and excess liability, and motor truck cargo.  The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide.  Net earned premiums totaled $23.5 million, $14.2 million and $9.6 million, or 8%, 5% and 4% of consolidated net revenues for 2001, 2000 and 1999, respectively.

                9.             Other.  Smaller programs offered by the Company include: deductible buy-back, in-home business, and employer’s excess indemnity.  Net earned premiums from these lines totaled $16.4 million, $17.3 million and $15.6 million, or 5%, 7% and 6% of consolidated net revenues for the years 2001, 2000 and 1999, respectively.

Competition

                The Company’s specialty property and casualty insurance subsidiaries are part of an extremely competitive industry which is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity.  Within the United States alone, approximately 2,500 companies, both stock and mutual, actively market property and casualty products.  The combination of products, service, pricing and other methods of competition vary from line to line.  The Company’s principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price.  The Company is a leader in using the internet to conduct e-business for products that lend themselves to that approach.  The Company competes favorably in part because of its sound financial base and reputation, as well as its broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam.  In the property and casualty area, the Company has acquired experienced underwriting specialists in its branch and home offices.  In 1987, the insurance industry, in general, entered into a “soft” or highly competitive period during which insurance rates generally decreased.  The specialty property and casualty market continued to be soft with some rate increases experienced in the property lines in California, Florida and the wind belt from 1993 through 1995.  From 1996 to 1999, competition reasserted itself and the Company reduced rates somewhat.  Towards  the end of 1999, a favorable trend emerged of price firming on commercial business, driven in part by the reinsurance market.  This trend continued for the Company’s commercial business throughout 2000 and became more significant in 2001.  The Company has continued to maintain its underwriting and marketing standards by not seeking market share at the expense of earnings.  New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

Ratings

                During 1992, the A.M. Best rating for RLI Insurance Company, the principal subsidiary of the Company, was upgraded to “A” (Excellent).  During 1993, Mt. Hawley Insurance Company’s (an indirect subsidiary of the Company) A.M. Best rating was upgraded to “A” (Excellent).    During 2001, A.M. Best gave a group rating to the combined entity of both RLI Insurance Company and Mt. Hawley Insurance Company based on the similarities of management structure and strategy for the two firms.   The rating for 2001 for the Group was reaffirmed as “A”, and both companies were assigned a financial size category of “IX”.  Underwriters Indemnity Company’s (an indirect subsidiary of the Company) A.M. Best rating for 2001 remained “A-” (Excellent).   Planet Indemnity Company’s (an indirect subsidiary of the Company) A.M. Best rating for 2001 remained “A-” (Excellent).

                During 1997, the Company, for the first time, applied for and received a claims-paying rating from Standard & Poor’s.  As a result,  a rating of “A” (Good) was received for the combined insurance operation.   In 1999, the “A” rating was upgraded to “A+”, as Standard & Poor’s cited the Company’s strong operating performance, capitalization and risk management.   In 2001, Standard & Poor’s reaffirmed the Company’s “A+” rating, however, the outlook for the rating was revised to “Negative” as a result of continued catastrophe exposure in the Company’s DIC product line.

                A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated.  Standard & Poor’s ratings for the industry range from “AAA” (Superior) to “CC” (Default Expected). Publications of both A.M. Best and Standard & Poor’s indicate that “A” and “A+” ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time.  In evaluating a company’s financial and operating performance, both firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

                As of December 31, 2001, the Company had no public debt outstanding; therefore, no debt rating existed.

Reinsurance

                The Company reinsures a significant portion of its property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies.  Earned premiums ceded to non-affiliated reinsurers totaled $194.3 million, $161.5 million and $129.9 million in 2001, 2000 and 1999, respectively.  Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses.  Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

                The Company attempts to purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. At December 31, 2001, the Company had reinsurance recoverables on paid and unpaid losses and settlement expenses of $81.6 million with American Re-Insurance Co., $39.1 million with General Cologne Re, $33.7 million with Employers Reinsurance Corp., and $21.7 million with Transatlantic Reinsurance (all four rated “A++” (Superior) by A.M. Best Company).  All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 5% of shareholders’ equity.

                The following table sets forth the largest reinsurers in terms of amounts recoverable before reinsurance payables from such reinsurers as of December 31, 2001.  Also shown are the amounts of written premium ceded by the Company to such reinsurers during 2001.

	Gross Reinsurer		Ceded
	Exposure as of	Percent	Premiums	Percent
	December 31, 2001	of Total	Written	of Total
	(in thousands)
American Re-Insurance Co.	$81,629	22.6%	$27,650	14.1%
General Cologne Re	39,068	10.8	15,947	8.1
Employers Reinsurance Corp.	33,710	9.3	18,092	9.2
Transatlantic Reinsurance	21,654	6.0	5,936	3.0
St. Paul Fire & Marine	13,403	3.7	6,924	3.5
Lloyd’s Underwriters	12,669	3.5	22,066	11.2
Liberty Mutual Insurance Co.	11,800	3.3	8,004	4.1
Continental Casualty Co.	11,127	3.1	4,754	2.4
Swiss Reinsurance America	8,900	2.5	5,831	3.0
St. Paul Fire & Marine UK	8,323	2.3	1,872	1.0

All other reinsurers	119,476	32.9	79,696	40.4

Total ceded exposure	$361,759	100.0%	$196,772	100.0%

                As of December 31, 2001, the Company held $6.8 million in irrevocable letters of credit, $7.9 million under trust agreements and  $2.0 million in cash to collateralize a portion of the total amount recoverable.

                Reinsurance contracts are subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and collection risk.  Since 1992, the Company has purchased non-proportional contracts.  This allows the Company to retain a larger percentage of the premium and a larger portion of the initial loss risk.  Under non-proportional reinsurance, the ceding company retains losses on a risk up to a specified amount and the reinsurers assume any losses above that amount.  Through its various reinsurance programs, the Company has generally limited its maximum retained exposure on any one risk to $1.5 million.

                In 2001, the Company’s underwriting was supported by up to $250.0 million in traditional catastrophe reinsurance protection.  The Company continuously monitors and quantifies its exposure to earthquake risk, the most significant catastrophe exposure to the Company, by means of catastrophe exposure models developed by independent experts in that field.  For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location.  The model results are used  both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business.  From both perspectives, the Company considers the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent the greatest loss potential to the Company, which are expected to recur at average intervals of 100 years, or 6.5 magnitude, whichever is greater.  The probability that an earthquake event would exceed the Company’s reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) is 0.71%.  In addition, the Company examines the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model.  The probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus is 0.39%.  The total exposure of the Company, as measured by the catastrophe model output, is managed on a net of reinsurance basis to conform to the operating risk constraint adopted by the Company’s Board of Directors.

                In 2001, the Company continued its innovative catastrophe reinsurance and loss financing program with Zurich Insurance Company (ZIC).  The program, called Catastrophe Equity Puts (CatEPuts)SM, augments the Company’s traditional reinsurance by integrating its loss financing needs with a pre-negotiated sale of securities linked to exchange-traded shares.  CatEPuts allows the Company to put up to $50.0 million of its convertible preferred shares to ZIC at a pre-negotiated rate in the event of a catastrophic loss, provided the loss does not reduce GAAP (accounting principles generally accepted in the United States of America) equity to less than $55.0 million.  CatEPuts began as a multi-year program and is designed to enable the Company to continue operating after a loss of such magnitude that its reinsurance capacity is exhausted.  If the Company exercises its option to put preferred shares to ZIC, then ZIC, in turn, has the option to reinsure certain business written by the Company on a prospective basis.  This program, which began in 1996, was renewed in November 2000 for an additional three-year period.

Factors Affecting Specialty Property and Casualty Profitability

                The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, default of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses.  One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known.  In addition, underwriting profitability has tended to fluctuate over cycles of several years’ duration.  Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987.  During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains.  Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses.  The trends experienced during the late 1980s, however, have continued; and companies continue to post underwriting losses but remain profitable through investment income gains. For 2001, the industry’s statutory combined ratio is estimated to be 117.7, which continues the deteriorating trend of recent years.  The Company believes that certain other factors affect its ability to underwrite specialty lines successfully, including:

                Specialized Underwriting Expertise.  The Company employs experienced professionals in its branch offices. Each office restricts its production and underwriting of business to certain classes of insurance reflecting the particular areas of expertise of its key underwriters.  In accepting risks, all independent and affiliated underwriters are required to comply with risk parameters, retention limits and rates prescribed by the Company’s underwriting group, which reviews submissions and periodically audits and monitors underwriting files and reports on losses over $100,000. Compensation of senior underwriters is substantially dependent on the profitability of the business for which they are responsible.  The loss of any of these professionals could have an adverse effect on the Company’s underwriting abilities and earnings in these lines.

                The Company’s product distribution falls into distinct categories, with binding authority following the categorization.

                Broker Business.  The largest volume of broker generated premium is Commercial Property, General Liability,  Commercial Surety, Commercial Umbrella and Commercial Automobile.  This business is produced through wholesale and retail brokers who are not affiliated with the Company.

                Independent Agent Business.  The Surety Division offers its business through a variety of independent agents. Additionally, the Specialty Markets Division writes program business, such as Personal Umbrella and the In-Home Business Policy, through independent agents.  Homeowners Dwelling Fire is produced through independent agents in Hawaii.  Each of these programs involves detailed eligibility criteria which are incorporated into strict underwriting guidelines.  The programs involve prequalification of each risk using the “smart” system accessible by the independent agent.  The independent agent cannot bind the risk unless they receive approval through the Company’s “smart” system.

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

                E-commerce.  The Company is actively employing e-commerce to produce and efficiently process and service business for all of these segments, including package policies for limited service motel/hotel operations and in-home businesses, small commercial and personal umbrella risks, liability insurance for artisan contractors and private investigators, California DIC and New Madrid earthquake property coverages and  surety bonding.

                Retention Limits.  The Company limits its net retention of single and aggregate risks through the purchase of reinsurance (see “Business — RLI Insurance Group Segment — Reinsurance”).  The amount of reinsurance available fluctuates according to market conditions.  Reinsurance arrangements are subject to annual renewal.  Any significant reduction in the availability of reinsurance or increase in the cost of reinsurance could adversely affect the Company’s ability to insure specialty property and casualty risks at current levels or to add to the amount thereof.

                Claims Adjustment Ability.  The Company has a professional claims management team with proven experience in all areas of multi-line claims work.  This team supervises the handling and resolution of all claims and directs all outside legal and adjustment specialists on an individual claim and/or audit basis.  Whether a claim is being handled by the Company’s claim specialist or has been assigned to a local attorney or adjuster, detailed attention is given to each claim to minimize loss expenses while providing for loss payments in a fair and equitable manner.

                Expense Control.  Management continues to review all areas of the Company’s operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses.  These strategies will help to contain the growth of future costs.  Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting the Company’s growth.  The Company maintains a philosophy of acquiring and retaining talented insurance professionals and building infrastructure to support continued growth.  Other insurance operating expenses totaled 4% of gross written premiums for the years 2001, 2000 and 1999.

                Environmental Exposures.  The Company is subject to environmental claims and exposures through its commercial umbrella, general liability and discontinued assumed reinsurance lines of business.  Within these lines the Company’s environmental exposures include environmental site cleanup, asbestos removal and mass tort liability.  The majority of the exposure is in the excess layers of the Company’s commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2001, 2000 and 1999:

Inception-to-date	December 31
	2001	2000	1999
	(in thousands)
Loss and Loss Adjustment Expense (LAE) payments
Gross	$26,540	$23,720	$22,565
Ceded	(15,465)	(14,070)	(13,671)

Net	$11,075	$9,650	$8,894

Unpaid losses and LAE at end of year
Gross
	$18,779	$17,110	$16,125
Ceded	(9,425)	(9,220)	(8,566)

Net	$9,354	$7,890	$7,559

                Although the Company’s environmental exposure is limited as a result of entering liability lines after the industry had already recognized it as a problem, management cannot determine the Company’s ultimate liability with any reasonable degree of certainty.  This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability and standards of cleanup.  Additionally, the Company participates primarily in the excess layers, making it even more difficult to assess the ultimate impact.

Losses and Settlement Expenses

                Many years may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss.  To recognize liabilities for unpaid losses insurers establish reserves, which are balance sheet liabilities. The reserves represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred.

                When a claim is reported the claims department establishes a “case reserve” for the estimated amount of the ultimate payment within 90 days of the receipt of the claim.  The estimate reflects the informed judgment of professional claims personnel, based on the Company’s reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim.  Estimates for losses incurred but not yet reported are determined on the basis of statistical information, including the Company’s past experience.  The Company does not use discounting (recognition of the time value of money) in reporting its estimated reserves for losses and settlement expenses.

                The reserves are closely monitored and reviewed by management, with changes reflected as a component of earnings in the current accounting period.  For lines of business without sufficiently large numbers of policies or that have not accumulated sufficient development statistics, industry average development patterns are used.  To the extent that the industry average development experience improves or deteriorates, the Company adjusts prior accident years’ reserves for the change in development patterns.  Additionally, there may be future adjustments to reserves should the Company’s actual experience prove to be better or worse than industry averages.

                As part of the reserving process historical data is reviewed and consideration is given to the anticipated impact of various factors, such as legal developments and economic conditions, including the effects of inflation.  The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends.  Changes in reserves from the prior years’ estimates are calculated based on experience as of the end of each succeeding year (loss and settlement expense development).  The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years.  A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

                Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company. Based on the current assumptions used in calculating reserves, management believes the Company’s overall reserve levels at December 31, 2001 are adequate to meet its future obligations.

                The table which follows is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2001, 2000 and 1999.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Unpaid losses and settlement expenses at beginning of year:

Gross	$539,750	$520,494	$415,523
Ceded	(239,696)	(245,580)	(168,261)
Net	300,054	274,914	247,262
Unpaid losses and settlement expenses:
UIH, Inc. — Acquisition Date:
Gross			74,979
Ceded			(67,642)
Net			7,337

Increase (decrease) in incurred losses and settlements expenses:

Current accident year	146,909	126,220	101,053
Prior accident years	8,967	(1,634)	(4,596)

Total incurred	155,876	124,586	96,457

Loss and settlement expense payments for claims incurred:

Current accident year	(35,738)	(34,373)	(21,675)
Prior accident years	(92,788)	(65,216)	(53,892)

Total paid	(128,526)	(99,589)	(75,567)

Insolvent reinsurer charged off (recovered)	(242)	143	(1,000)
Loss reserves commuted	88	0	425
Unpaid losses and settlement expenses at end of year:	$327,250	$300,054	$274,914

Unpaid losses and settlement expenses at end of year:

Gross	$604,505	$539,750	$520,494
Ceded	(277,255)	(239,696)	(245,580)
Net	$327,250	$300,054	$274,914

                    Explanation of significant components of reserve development by calendar year are as follows:

1999                        During 1999, the Company experienced $4.6 million of favorable development on loss reserves.  This development resulted from approximately $4.3 million of favorable development in the property lines of business and approximately $708,000 of favorable development in the casualty lines of business.  The favorable property development is a continuing result of the Northridge Earthquake claims from the 1994 accident year settling for less than the open reserves.  Favorable development on casualty claims  resulted from claim settlements and reevaluations of case reserves during the accounting period which were, in the aggregate, less than the IBNR and case reserves established at the beginning of the period.

2000                        During 2000, the Company experienced $1.6 million of favorable development on loss reserves.  This development was primarily the net result of reserve adjustments to the Company’s casualty segment.  Indicated favorable loss experience on prior accident years resulted in a release of reserve redundancies.

2001                        During 2001, the Company experienced $9.0 million of adverse development on loss reserves.  Of this total, approximately $3.1 million of development occurred in the property segment.  Property development related primarily to international and other run-off property, which have been discontinued by the Company. The surety segment experienced $2.8 million in adverse development, primarily in the contract bond sector.  Contract surety experienced losses beyond expectations, due in part, to the economic slowdown that occurred over the past year.  Additionally, the casualty segment experienced $3.1 in adverse development, primarily in the commercial umbrella book, where reevaluation of case reserves and IBNR resulted in a net addition to prior year’s loss reserves.

                                                The table on the following page presents the development under generally accepted accounting principles of the Company’s balance sheet reserves from 1992 through 2001.  The top line of the table shows the reserves at the balance sheet date for each of the indicated periods.  This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year.  The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

	Year Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	& PRIOR
	(Dollars in thousands)
Net Liability for unpaid losses and Settlement expenses at end of year	$140,248	$175,491	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250
Paid (cumulative) as of:
One year later	24,589	36,416	46,905	37,505	47,999	54,927	53,892	65,216	92,788
Two years later	46,342	63,675	73,972	75,485	85,342	98,188	88,567	113,693
Three years later	64,364	84,614	100,936	103,482	112,083	120,994	114,465
Four years later	78,994	96,741	121,834	121,312	129,846	136,896
Five years later	85,746	106,631	135,524	132,045	139,006
Six years later	92,689	114,777	143,377	137,729
Seven years later	97,164	120,760	146,333
Eight years later	101,254	122,409
Nine years later	102,748

Liability re-estimated as of:
One year later	128,600	166,666	218,499	220,185	240,264	245,150	243,270	273,230	309,021
Two years later	132,850	164,218	214,352	228,636	242,865	248,762	233,041	263,122
Three years later	132,376	157,286	212,964	222,761	233,084	232,774	229,750
Four years later	127,426	168,782	217,790	210,876	219,888	220,128
Five years later	140,536	163,127	207,355	202,596	207,148
Six years later	134,950	156,210	199,632	191,805
Seven years later	127,738	150,381	190,646
Eight years later	123,395	143,353
Nine years later	119,403
Net cumulative redundancy (deficiency)	$20,845	$32,138	$14,125	$40,503	$40,658	$28,424	$17,512	$11,792	$(8,967)

Gross liability		$310,767	$394,966	$418,986	$405,801	$404,263	$415,523	$520,494	$539,750	604,505
Reinsurance recoverable		(135,276)	(190,195)	(186,678)	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)
Net liability		$175,491	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	327,250

Gross re-estimated liability			$397,275	$372,475	$356,386	$420,918	$483,697	$501,939	619,344
Re-estimated recoverable			(206,629)	(180,670)	(149,238)	(200,790)	(253,947)	(238,817)	(310,323)
Net re-estimated liability			$190,646	$191,805	$207,148	$220,128	$229,750	$263,122	309,021
Gross cumulative redundancy (deficiency)			$(2,309)	$46,511	$49,415	$(16,655)	$(68,174)	$18,555	$(79,594)

Operating Ratio

Premiums to Surplus Ratio

           The following table shows, for the periods indicated, the Company’s insurance subsidiaries’ statutory ratios of net premiums written to policyholders’ surplus.  While there is no statutory requirement applicable to the Company which establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that this ratio should generally be no greater than 3 to 1.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Statutory net premiums written	$315,213	$260,853	$227,624	$145,701	$144,674
Policyholders’ surplus	291,690	$309,945	$286,247	$314,484	$265,526
Ratio	1.1 to 1	.8 to 1	.8 to 1	.5 to 1	.5 to 1

GAAP and Statutory Combined Ratios

The underwriting experience of the Company is best indicated by its GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2001	2000	1999	1998	1997

Loss ratio	57.1	53.8	49.4	45.4	43.2

Expense ratio	40.1	41.0	41.8	42.8	43.6

Combined ratio	97.2	94.8	91.2	88.2	86.8

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

	Year Ended December 31,

Statutory

2001

2000

1999

1998

1997

Loss ratio

57.1

53.8

47.6

(3)

48.0

43.0

Expense ratio	38.7		42.0		42.5	(3)	40.4		47.4

Combined ratio	95.8		95.8		90.1	(3)	88.4		90.4

Industry combined ratio	117.7	(1)	110.4	(2)	107.9	(2)	106.0	(2)	102.0	(2)

(1)           Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2001.

(2)           Source:  A.M. Best Aggregate & Averages — Property-Casualty (2001 Edition).

(3)           The ratios presented include the results of UIC and PIC only from the date of acquisition, January 29, 1999.

INVESTMENTS

The investment portfolios of the Company are managed by an Investment Committee of the Board of Directors.  The Company follows an investment policy that is reviewed quarterly and revised periodically.

The investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation.  For these reasons, the Company’s primary investment criteria are quality and liquidity, followed by yield and potential for appreciation.  Investments of the highest quality and marketability are critical for preserving the Company’s claims paying ability.  The majority of the Company’s fixed income investments are U.S. Government or AA-rated or better taxable and tax-exempt securities.  Common stock investments are limited to securities listed on the national exchanges and by the Securities Valuation Office of the National Association of Insurance Commissioners.  With the exception of a small warrant position in a private equity investment, the portfolio contains no derivatives or off-balance sheet structured investments.  In addition, the Company employs stringent diversification rules and balances its investment credit risk and related underwriting risks to minimize total potential exposure to any one security.  Despite its low volatility, the overall portfolio’s fairly conservative approach has contributed significantly to the Company’s historic growth in book value.

During 2001, the majority of operating and portfolio cash flows were allocated to the purchase of intermediate-term corporate securities.  The Company’s mix of instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets.  Almost all securities reviewed for purchase are either high grade corporate, municipal or U.S. Government or Agency debt instruments.  As part of its investment philosophy, the Company attempts to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top three grades of investment security quality by Standard & Poor’s and Moody’s (i.e. AAA, AA, and A).  As of December 31, 2001, 99% of the fixed income portfolio was rated A or better and 87% was rated AA or better.  Interest rate risk is limited by restricting and managing acceptable call provisions among new security purchases.

The municipal bond component of the fixed maturity portfolio decreased $1.1 million, to $195.6 million; and comprised 42.3% of the company’s total fixed maturity portfolio, down 6.7% from year-end 2000.  The taxable U.S. Government and Agency portion of the fixed income portfolio decreased by $45.4 million to $155.7 million, or 33.7% of the total versus 50.0% at year-end 2000.  Investment grade corporate securities totaled $111.0 million compared to $4.0 million at year-end 2000 and comprised 24.0% of the Company’s total fixed maturity portfolio versus 1.0% at year-end 2000.

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

Aggregate maturities for the fixed maturity securities are as follows:

Maturity	Par	Amortized	Fair	Carrying
Year	Value	Cost	Value	Value
(in thousands)
2002	$15,185	$15,223	$15,504	$15,266
2003	32,360	32,532	33,865	32,564
2004	26,050	25,974	27,113	26,266
2005	37,455	37,660	39,705	38,437
2006	49,625	49,741	51,255	49,858
2007	31,675	31,604	33,128	32,053
2008	38,105	38,239	39,413	38,798
2009	54,775	54,815	56,709	55,471
2010	39,205	40,077	41,352	40,318
2011	46,625	46,871	47,658	47,159
2012	17,885	18,021	18,314	18,117
2013	16,795	16,788	16,961	16,683
2014	3,695	3,655	3,758	3,659
2015	5,924	6,107	6,129	6,067
2016	1,500	1,559	1,549	1,549
2017	300	305	306	305
2018	—	—	—	—
2019	1,000	1,027	1,039	1,027
2020	—	—	—	—
2021	5,500	5,950	5,948	5,944
2022	—	—	—	—
2023	3,000	3,100	3,051	3,051
2024	3,500	3,618	3,655	3,655
2025	50	51	50	50
2026	1,000	1,022	1,025	1,025
2027	35	37	36	36
2028	1,164	1,180	1,200	1,200
2029	2,278	2,272	2,321	2,321
2030	3,060	2,888	2,904	2,904
2031	18,683	18,299	18,490	18,490

	$456,429	$458,615	$472,438	$462,273

At December 31, 2001, the Company’s equity securities were valued at $277.6 million, a decrease of $28.6 million from the $306.2 million held at the end of 2000.  During 2001, pretax unrealized loss on equity securities totaled $30.9 million for the year.  Equity securities represented 35.0% of cash and invested assets at the end of 2001, a decrease from the 40.5% at year-end 2000.  As of the year-end, total equity investments held at the operating companies represented 88.8% of the combined statutory surplus of the insurance subsidiaries.

Combined cash and short-term investments totaling $53.6 million at year-end 2001 represented 6.8% of cash and invested assets versus 6.4% last year.  The Company’s short-term investments consist of U.S. Government and Agency backed money market funds and the highest rated commercial paper.

Under GAAP, equity and fixed income securities, designated as available-for-sale and trading, are carried at fair market value.  However, a company that can demonstrate its ability and intent to hold fixed income securities until their originally scheduled maturity is permitted to carry such securities at amortized cost.  The Company has chosen to carry a large portion of its fixed income securities at amortized cost as it believes it has constructed its fixed income portfolios to match expected liability payouts and thus has the ability and intention to hold such securities until their originally scheduled maturity dates.  Consequently, fluctuations in the market value of such bonds are not reflected in the financial statements and do not affect shareholders’ equity.  As of December 31, 2001, 57% of total bond securities were classified in this manner.

The Company’s investment results are summarized in the following table:

	Year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Average Invested Assets (1)	$774,826	$723,677	$684,269	$640,576	$570,901
Investment Income (2)(3)	32,178	29,046	26,015	23,937	24,558
Realized Gains/(Losses) (3)	4,168	2,847	4,467	1,853	2,982
Change in Unrealized Appreciation/(Depreciation) (3)(4)	$(30,268)	$20,537	$(16,263)	$36,183	$55,760
Annualized Return on Average Invested Assets	0.8%	7.2%	2.1%	9.7%	14.6%

(1)  Average of amounts at beginning and end of each year.

(2)  Investment income, net of investment expenses, including non-debt interest expense.

(3)  Before income taxes.

(4)  Relates to available-for-sale fixed income and equity securities.

REGULATION

                 State Regulation

                As an insurance holding company, RLI Corp., as well as its insurance subsidiaries, are subject to regulation by the states in which the insurance subsidiaries are domiciled or transact business.  Holding company registration in each insurer’s state of domicile requires reporting to the state regulatory authority the financial, operational and management data of the insurers within the holding company system.  All transactions within a holding company system affecting insurers must be fair, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs.  Notice to regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

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

                The quarterly and annual financial reports to the states utilize accounting principles which are different from GAAP (accounting principles generally accepted in the United States of America) that show the business as a going concern.  The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept.  The National Association of Insurance Commissioners (NAIC) recently developed a codified version of these statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.  The industry adopted this codified standard beginning January 1, 2001.  This adoption required the Company’s insurance subsidiaries to recognize a cumulative effect adjustment to statutory surplus for the difference between the amount of surplus at the beginning of the year and the amount of surplus that would have been reported at that date if the new codified standard had been applied retroactively for all prior periods.

                This cumulative effect adjustment decreased consolidated statutory surplus by $23.9 million as of January 1, 2001, primarily due to the recognition of deferred tax liabilities.  This statutory adjustment had no impact on the Company’s GAAP financial statements as presented in this report.

                State regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers’ and agents’ licenses to transact business in the state.  The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may, among other things, require a firm to operate in the state through a corporation.  In a few states, licenses are issued only to individual residents.

                The Company is monitoring the following:

                Terrorism Exclusion Regulatory Activity — Congress adjourned at the end of 2001 without enacting federal terrorism legislation, thus placing state regulators in the position of considering the approval of certain coverage exclusions for acts of terrorism.   The NAIC urged states to grant conditional approval to commercial lines endorsements that exclude coverage for acts of terrorism consistent with language developed by the Insurance Services Office, Inc. (ISO), that includes certain coverage limitations.   The trend in the states is toward approval of the exclusion for commercial lines.  State insurance departments have rejected such exclusions for personal lines exposures.  The Company will closely monitor events as they unfold in 2002.

                Mold Contamination — The property-casualty insurance industry, in general, experienced an increase in claim activity in 2001 pertaining to mold contamination.   Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage.   The insurance industry foresees increased state legislative activity pertaining to mold contamination in 2002.  The Company will closely monitor litigation trends in 2002, and continue to review relevant insurance policy exclusion language.

                Privacy — As mandated by the federal Gramm-Leach-Bliley Act, which was enacted in 1999, states in 2001 continued to promulgate and refine regulations that require financial institutions, including insurance licensees, to take certain steps to protect certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the 1999 federal Gramm-Leach-Bliley Act.  The Company has established a privacy policy, and will continue to review and respond to new state legislative initiatives relating to privacy in 2002.

                Federal Regulation

                Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways.  The Company is monitoring the following:

                Terrorism Reinsurance Program Proposal — As a result of the September 11, 2001, terrorism attacks, many reinsurers announced that they would not cover acts of terrorism in future contracts with primary insurers.   This situation led the insurance industry to actively lobby Congress and the White House for an immediate short-term governmental reinsurance role for acts of terrorism.  In 2001, the U.S. House of Representatives and Senate considered divergent terrorism insurance bills, and ultimately failed to reach agreement as to the type of federal backstop necessary for the matter.   It is anticipated that the NAIC and members of the insurance industry will continue to seek congressional action on this issue in 2002.

                Financial Services Modernization — The Gramm-Leach-Bliley Act was signed into law by President Clinton on November 12, 1999.   The principal focus of the Act is to facilitate affiliations among banks, securities firms and insurance companies.  As noted above, the Gramm-Leach-Bliley Act also includes requirements for the privacy of certain consumer and customer information by financial institutions, including insurance licensees.

                Forward Looking Statements — Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report.  These statements relate to the Company’s expectations, hopes, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company.  Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on the Company’s loss reserves, the adequacy of the Company’s reinsurance programs, developments in the securities market and the impact on the Company’s investment portfolio, regulatory changes and conditions, and other factors.  Actual results could differ materially from those in forward looking statements.  The Company assumes no obligation to update any such statements.  You should review the various risks, uncertainties and other factors listed from time to time in the Company’s Securities and Exchange Commision filings.

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

                RLI Insurance Company obtained service mark registration of the letters “RLI” in 1998, and “eRLI” and “RLINK” in 2000, in the U.S. Patent and Trademark Office.  Such registrations protect the marks nationwide from deceptively similar use by the Company’s competitors.  The duration of these registrations is ten years unless renewed.

CLIENTELE

                No significant part of the Company’s or its subsidiaries’ business is dependent upon a single client or upon a very few clients, the loss of any one of which would have a material adverse effect on the Company.

EMPLOYEES

                The Company employs a total of 555 associates.  Of the 555 total associates, 67 are part-time and 488 are full-time.

(d)           Financial Information about Foreign and Domestic Operations and Export Sales.

                For purposes of this discussion, foreign operations are not considered material to the Company’s overall operations.

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

                Additionally, the Company owns two other buildings located near the headquarter building.  One, a 19,000 square foot building, is leased to two RLI Insurance Company Branch offices, with the remaining 3,240 square feet being used for record and furniture storage.

                All other operations of RLI Corp. lease the office space which they need in various locations throughout the country.

Item 3.  Legal Proceedings

                The Company is involved in certain legal proceedings and disputes considered by management to be ordinary and incidental to the business or which have no foundation in fact.  Management believes that valid defenses exist as to all such litigation and disputes, and is of the opinion that these will not have a material effect on the Company’s consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

During the fourth quarter of 2001, the Company contributed and/or sold 97,125 of its Treasury shares to the Company’s Employee Stock Ownership Plan, the Directors Deferred Compensation Plan, the Key Employee Excess Benefit Plan and the Executive Deferred Compensation Plan (collectively referred to as “Plans”) for a total amount of $4,342,608.    The shares were contributed and/or sold at the closing market price as of the date the transfers were initiated.   Exemption from registration is provided under Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.   The Company intends to continue to sell the Company’s Treasury shares to the various Plans in 2002.

                Refer to the Corporate Data on page 57 of the Annual Report to Shareholders for the year ended December 31, 2001 attached in Exhibit 13.

Item 6.  Selected Financial Data

                Refer to the Selected Financial Data on pages 58 through 59 of the Annual Report to Shareholders for the year ended December 31, 2001 attached in Exhibit 13.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 29 of the Annual Report to Shareholders for the year ended December 31, 2001 attached in Exhibit 13.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to investment valuation, reinsurance, unpaid loss and settlement expenses, revenue recognition, and policy acquisition costs.  A detailed discussion of these critical accounting policies can be found on pages 38 and 39 of the Annual Report to Shareholders attached in Exhibit 13.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 29 of the Annual Report to Shareholders for the year ended December 31, 2001 attached in Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

                Refer to the consolidated financial statements and supplementary data included on pages 30 through 53 of the Annual Report to Shareholders for the year ended December 31, 2001 attached in Exhibit 13.  (See Index to Financial Statements and Schedules attached on page 23.)

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

(b)           No reports on Form 8-K were filed during the last quarter of 2001.

(c)            Exhibits.  See Exhibit Index on pages 33-34.

(d)                                 Financial Statement Schedules.  The schedules included on attached pages 23 through 32 as required by Regulation S-X are excluded from the Company’s Annual Report to Shareholders.  See Index to Financial Statements and Schedules on page 23.  There is no other financial information required by Regulation S-X which is excluded from the Company’s Annual Report to Shareholders.

                                                                                           SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
J. E. Dondanville
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 6, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
J.E. Michael, President, CEO
(Principal Executive Officer)

Date:	March 6, 2002
* * * * *

By	/s/Joseph E. Dondanville
J. E. Dondanville, Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 6, 2002
* * * * *

By:	/s/Gerald D. Stephens
G. D. Stephens, Director

Date:	March 6, 2002
* * * * *

By:	/s/Richard H. Blum

R.H. Blum, Director

Date:	March 6, 2002
* * * * *

By:	/s/Bernard J. Daenzer
B. J. Daenzer, Director

Date:	March 6, 2002
* * * * *

By:	/s/William R. Keane
W. R. Keane, Director

Date:	March 6, 2002
* * * * *

By:	/s/Gerald I. Lenrow
G. I. Lenrow, Director

Date:	March 6, 2002
* * * * *

By:	/s/F. Lynn McPheeters

F.L. McPheeters

Date:	March 6, 2002
* * * * *

By:	/s/Jonathan E. Michael
J.E. Michael, Director

Date:	March 6, 2002
* * * * *

By:	/s/Edwin S. Overman
E. S. Overman, Director

Date:	March 6, 2002
* * * * *

By:	/s/Edward F. Sutkowski
E. F. Sutkowski, Director

Date:	March 6, 2002
* * * * *

By:	/s/Robert O. Viets
R. O. Viets, Director

Date:	March 6, 2002
* * * * *

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Data Submitted Herewith:

Report of Independent Auditors Schedules:

I.	Summary of Investments - Other than Investments in Related Parties at December 31,2001.

II.	Condensed Financial Information of Registrant for the three years ended December 31,2001.

III.	Supplementary Insurance Information for the three years ended December 31,2001.

IV.	Reinsurance for the three years ended December 31, 2001.

V.	Valuation and Qualifying Accounts

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Independent Auditors’ Report

The Board of Directors and Shareholders

RLI Corp.:

Under date of January 22, 2002, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2001 the Company adopted the provisions of Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities.”

KPMG LLP

Chicago, Illinois

January 22, 2002

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2001

Column A	Column B	Column C	Column D

			Amount
			at Which
			Shown in
		Fair	the Balance
Type of Investment	Cost(1)	Value	Sheet
	(in thousands)
Fixed maturities:
Bonds:
Held-to-maturity
U. S. government	$95,157	$100,012	$95,157
States, political subdivisions, and revenues	167,872	173,182	167,872

Total held-to-maturity	263,029	273,194	263,029

Trading
U.S. government	2,732	2,842	2,842
Corporate	4,485	4,625	4,625
States, political subdivisions, and revenues	100	101	101

Total trading	7,317	7,568	7,568

Available-for-sale
U.S. government	55,152	57,688	57,688
Corporate	105,731	106,369	106,369
States, political subdivisions, and revenues	27,386	27,619	27,619

Total available-for-sale	188,269	191,676	191,676

Total fixed maturities	458,615	472,438	462,273

Equity securities, available-for-sale:
Common stock:
Public utilities	31,770	55,761	55,761
Banks, trusts and insurance companies	11,905	34,358	34,358
Industrial, miscellaneous and all other	93,863	187,502	187,502

Total equity securities	137,538	277,621	277,621

Short-term investments	53,648	53,648	53,648

Total investments	$649,801	$803,707	$793,542

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

	2001	2000
	(in thousands, except share data)
ASSETS

Cash

$

3

$

(2

)

Investments in subsidiaries/investees, at equity	353,450	337,384
Equity securities available-for-sale, at fair value (Cost—$7,920 in 2001 and $7,586 in 2000)	13,737	15,101
Federal income tax receivable	315	—
Property and equipment, at cost, net of accumulated depreciation of $86 in 2001	6,626	—
Other assets	963	1,010

Total assets

$

375,094

$

353,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable, current

$

4,568

$

2,620

Notes payable, short-term

30,000

19,641

Income taxes payable—current	—	270

Income taxes payable—deferred

5,010

4,111

Other liabilities

84

197

Total liabilities

39,662

26,839

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 12,820,727 shares in 2001 and 12,806,446 shares in 2000)	12,821	12,806

Paid in Capital

73,181

69,942

Accumulated other comprehensive earnings, net of tax	93,476	113,150

Retained earnings

237,006

212,159

Deferred compensation

6,040

5,389

Treasury shares at cost (2,908,131 shares in 2001 and 3,002,484 shares in 2000)	(87,092)	(86,792)

Total shareholders’ equity

335,432

326,654

Total liabilities and shareholders’ equity

$

375,094

$

353,493

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

	2001	2000	1999
	(in thousands)
Net investment income	$612	$1,089	$490
Selling, general and administrative expenses	(2,636)	(3,388)	(2,090)
Interest expense on debt	(1,020)	(1,417)	(1,048)

	(3,044)	(3,716)	(2,648)
Income tax benefit	(621)	(474)	(725)

Net loss before equity in net earnings of subsidiaries	(2,423)	(3,242)	(1,923)
Equity in net earnings of subsidiaries/investees	33,470	31,935	33,374

Net earnings	$31,047	$28,693	$31,451

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(873)	$814	$19
Less: Reclassification adjustment for gains included in net earnings	(231)	(545)	(145)

Other comprehensive earnings (loss) —parent only	(1,104)	269	(126)
Equity in other comprehensive
Earnings (loss) of subsidiaries/investees	(18,570)	13,080	(10,445)

Other comprehensive earnings (loss)	(19,674)	13,349	(10,571)

Comprehensive earnings	$11,373	$42,042	$20,880

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

CONDENSED STATEMENTS OF CASH FLOWS

       Years ended December 31,

	2001	2000	1999
	(in thousands)
Cash Flows from Operating Activities
Losses before equity in net earnings of subsidiaries/investees	$(2,423)	$(3,242)	$(1,923)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(355)	(936)	(222)
Other items, net	(24)	(131)	416
Change in:
Affiliate balances payable	1,827	1,468	(3,227)
Federal income taxes	1,038	395	1,041
CatEPut Payment	(950)	(1,417)	(211)

Net cash used in operating activities	(887)	(3,863)	(4,126)

Cash Flows from Investing Activities
Purchase of:
Equity securities, available-for-sale	(1,804)	(2,619)	(675)
Property and equipment	(6,668)	—	—
Sale of:
Equity securities, available-for-sale	1,825	2,678	716
Capital contributions to subsidiaries	(7,826)	—	—
Cash dividends received-subsidiaries/investees	6,880	11,895	24,927

Net cash provided by (used in) investing activities	(7,593)	11,954	24,968

Cash Flows from Financing Activities
Proceeds from issuance of debt	10,359	—	65
Shares issued under stock option plan	335	37	303
Unearned ESOP shares	—	—	2,501
Treasury shares purchased	(123)	(2,087)	(18,198)
Treasury shares reissued	4,343	—	—
Cash dividends paid	(6,429)	(6,020)	(5,795)

Net cash provided by (used in) financing activities	8,485	(8,070)	(21,124)

Net increase (decrease) in cash	5	21	(282)
Cash at beginning of year	(2)	(23)	259

Cash at end of year	3	$(2)	$(23)

Interest paid on outstanding debt for 2001, 2000 and 1999 amounted to $1.1 million, $1.4 million and $1.0 million, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C (1)	Column E(1)	Column F	Column H
					Incurred
	Deferred	Unpaid			Losses and
	policy	losses and			settlement
	acquisition	settlement	Unearned	Premiums	expenses
Segment	costs	expenses, net	premiums, net	earned	Current year
	(in thousands)
Year ended December 31, 2001

Property segment	$14,658	$43,496	$56,629	$70,764	$33,604
Surety segment	15,138	7,970	28,109	45,274	11,386
Casualty segment	23,076	275,784	105,086	156,970	101,919

RLI Insurance Group	$52,872	$327,250	$189,824	$273,008	$146,909

Year ended December 31, 2000

Property segment	$12,096	$39,506	$48,522	$60,064	$32,489
Surety segment	12,798	7,424	23,151	34,739	8,775
Casualty segment	18,393	253,124	75,945	136,800	84,956

RLI Insurance Group	$43,287	$300,054	$147,618	$231,603	$126,220

Year ended December 31, 1999

Property segment

$

8,036

$

33,183

$

35,900

$

51,390

$

20,069

Surety segment	9,445	6,059	16,724	25,412	4,539
Casualty segment	16,877	235,672	65,744	118,472	76,445

RLI Insurance Group	$34,358	$274,914	$118,368	$195,274	$101,053

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

Years ended December 31, 2001, 2000 and 1999

Column A	Column H	Column I	Column J	Column K
	Incurred
	Losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	Premiums
Segment	Prior year	costs	expenses	written
	(in thousands)
Year ended December 31, 2001

Property segment	$3,074	$20,852	$5,710	$78,871
Surety segment	2,821	25,704	3,027	50,232
Casualty segment	3,072	44,348	9,817	186,110

RLI Insurance Group	$8,967	$90,904	$18,554	$315,213

Year ended December 31, 2000

Property segment	$(241)	$17,359	$5,468	$72,685
Surety segment	(478)	20,304	2,504	41,166
Casualty segment	(915)	38,791	10,507	147,002

RLI Insurance Group	$(1,634)	$76,454	$18,479	$260,853

Year ended December 31, 1999

Property segment	$(4,314)	$14,089	$4,483	$51,126
Surety segment	426	16,099	1,948	30,888
Casualty segment	(708)	36,364	8,699	145,610

RLI Insurance Group	$(4,596)	$66,552	$15,130	$227,624

SCHEDULE IV—REINSURANCE

For the years ended 2001, 2000 and 1999

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	From Other	Net	Assumed to
Segment	Amount	Companies	Companies	Amount	Net
	(in thousands)
2001

Property	$153,979	$87,474	$4,259	$70,764	6.0%
Surety	48,431	3,281	124	45,274	0.3%
Casualty	258,722	103,561	1,809	156,970	1.2%

RLI Insurance Group Premiums earned	$461,132	$194,316	$6,192	$273,008	2.3%

2000

Property	$137,460	$85,484	$8,088	$60,064	13.5%
Surety	36,748	2,181	172	34,739	0.5%
Casualty	209,931	73,823	692	136,800	0.5%

RLI Insurance Group Premiums earned	$384,139	$161,488	$8,952	$231,603	3.9%

1999

Property	$116,594	$75,114	$9,910	$51,390	19.3%
Surety	29,604	4,730	538	25,412	2.1%
Casualty	167,913	50,042	601	118,472	0.5%

RLI Insurance Group premiums earned	$314,111	$129,886	$11,049	$195,274	5.7%

NOTES:  Column B, “Gross Amount” includes only direct premiums earned.

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C	Column D		Column E

	Balance at	Amounts	Amounts		Balance
	beginning of	charged to	recovered	Amounts	at end
	period	expense	(written-off)	commuted	of period
	(in thousands)

2001 Allowance for insolvent reinsurers	$10,165	$2,008	$35	$88	$12,296

2000 Allowance for insolvent reinsurers	$10,237	—	$(72)	—	$10,165

1999 Allowance for insolvent reinsurers	$9,643	—	$572	$22	$10,237

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Articles of incorporation	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

3.2	By-Laws	Incorporated by reference to Company’s Annual Form 10-K for the year ended December 31, 2000.

10.1	Market Value Potential Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

10.2	RLI Corp. Director Deferred Compensation Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.3	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.4	Key Employee Excess Benefit Plan*	Incorporated by reference to the Company’s Annual Form 10-K/A for the year ended December 31, 1992.

10.5	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637

10.6	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.7	RLI Corp. Executive Deferred Compensation Agreement*	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 1998.

10.9	Reinsurance Agreements between the Company and American Re-Insurance Company	Incorporated by reference to the Company’s Annual Form 10-K/A for the year ended December 31, 1992.

10.10	Reinsurance Agreements between the Company and Lloyd’s of London	Incorporated by reference to the Company’s Annual Form 10-K/A for the year ended December 31, 1992

11.0	Statement re computation of per share earnings	Refer to the Notes to Consolidated Financial Statements—Note 1L “Earnings per share”, on page 40 of the Annual Report to Shareholders attached in Exhibit 13.

13.1	Refer to the Annual Report to Share- holders for the year ended December 31, 2001, pages 18-53 and 57-59.	Attached Exhibit 13.

21.1	Subsidiaries of the Registrant	Attached page 35.

23.1	Consent of KPMG LLP	Attached page 36.

*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.