Form 10-Q
period 2002-03-31
RLI CORP
filed 2002-05-14
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

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

(309) 692-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒            No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 2002 the number of shares outstanding of the registrant’s Common Stock was 9,926,029.

PART I

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended March 31,
(Unaudited)	2002	2001

Net premiums earned	$74,102,379	$63,287,445
Net investment income	9,085,149	7,452,140
Net realized investment gains	1,786,865	1,431,738
	84,974,393	72,171,323
Losses and settlement expenses	43,114,450	35,863,840
Policy acquisition costs	22,825,958	20,611,972
Insurance operating expenses	5,613,499	4,687,219
Interest expense on debt	423,607	1,202,037
General corporate expenses	1,030,435	802,101
	73,007,949	63,167,169
Equity in earnings of uncons. Investee	533,204	533,007
Earnings before income taxes	12,499,648	9,537,161
Income tax expense	3,394,504	2,403,789
Net earnings	$9,105,144	$7,133,372

Other compre. earnings(loss), net of tax	1,700,206	(14,276,314)
Comprehensive earnings(loss)	$10,805,350	$(7,142,942)

Earnings per share:
Basic:
Net earnings per share from operations	$0.80	$0.63
Realized gains, net of tax	$0.12	$0.10
Basic net earnings per share	$0.92	$0.73

Basic compre. earnings(loss) per share	$1.09	($0.73)

Diluted:
Net earnings per share from operations	$0.78	$0.62
Realized gains, net of tax	$0.11	$0.09
Diluted net earnings per share	$0.89	$0.71

Diluted compre. earnings(loss) per share	$1.06	($0.71)

Weighted average number of common shares outstanding
Basic	9,918,005	9,811,252
Diluted	10,173,365	10,006,719
Cash dividends declared per common share	$0.16	$0.15

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$251,244,042	$263,029,279
Trading, at fair value	7,491,483	7,568,299
Available-for-sale, at fair value	254,812,281	191,675,513
Equity securities, at fair value	289,133,175	277,621,467
Short-term investments, at cost	34,460,384	53,648,406
Total investments	837,141,365	793,542,964
Accrued investment income	7,882,767	7,869,914
Premiums and reinsurance balances receivable	114,967,299	105,167,722
Ceded unearned premium	76,622,886	66,626,272
Reinsurance balances recoverable on unpaid losses	322,469,214	277,255,399
Deferred policy acquisition costs	52,956,215	52,871,630
Property and equipment	18,768,151	18,438,338
Investment in unconsolidated investee	21,490,722	20,892,696
Goodwill	28,928,957	28,458,957
Other assets	19,253,503	19,845,891
TOTAL ASSETS	$1,500,481,079	$1,390,969,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$665,481,618	$604,505,055
Unearned premiums	278,019,665	256,449,724
Reinsurance balances payable	71,709,144	58,438,042
Short-term debt, LOC and notes payable	76,792,500	77,239,125
Income Taxes-current	3,666,462	1,115,618
Income taxes-deferred	42,374,876	43,151,188
Other liabilities	17,760,519	14,639,233
TOTAL LIABILITIES	1,155,804,784	1,055,537,985

Shareholders’ Equity:
Common stock ($1 par value, authorized) (12,824,805 shares issued at 3/31/02) (12,820,727 shares issued at 12/31/01)	12,824,805	12,820,727
Paid-In Capital	73,184,393	73,181,415
Accumulated other comprehensive earnings	95,175,820	93,475,614
Retained Earnings	244,524,304	237,006,454
Deferred compensation	6,093,468	6,039,586
Less: Treasury shares at cost (2,904,158 shares at 3/31/02) (2,908,131 shares at 12/31/01)	(87,126,495)	(87,091,998)
TOTAL SHAREHOLDERS’ EQUITY	344,676,295	335,431,798
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,500,481,079	$1,390,969,783

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Period Ended March 31,
	2002	2001

Net cash provided by operating activities	$41,843,958	$14,317,515
Cash Flows from Investing Activities
Investments purchased	(93,033,690)	(35,805,311)
Change in note receivable	0	(3,000,000)
Investments sold	19,756,414	26,354,331
Investments called or matured	15,254,500	18,665,354
Net (increase) decrease in short-term investments	19,188,022	(5,912,046)
Net property and equipment purchased	(1,240,505)	(493,388)
Net cash used in investing activities	(40,075,259)	(191,060)

Cash Flows from Financing Activities
Cash dividends paid	(1,586,016)	(1,470,594)
Payments on debt	(446,625)	(12,798,695)
Change in contributed capital	74,673	199,677
Treasury shares reissued	189,269	0
Treasury shares purchased	0	(56,843)
Net cash used in financing activities	(1,768,699)	(14,126,455)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with those reflected in the 2001 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants.  The condensed consolidated balance sheet as of December 31, 2001 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001.

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2001 Annual Report on Form 10-K.

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

Pursuant to disclosure requirements contained in Statement 128, "Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Three-Month Period Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$9,105,144	9,918,005	$0.92

Effect of Dilutive Securities
Incentive Stock Options	—	255,360

Diluted EPS
Income available to common stockholders	$9,105,144	10,173,365	$0.89

	For the Three-Month Period Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$7,133,372	9,811,252	$0.73

Effect of Dilutive Securities
Incentive Stock Options	—	195,467

Diluted EPS
Income available to common stockholders	$7,133,372	10,006,719	$0.71

Other Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  SFAS 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.  SFAS 133, as amended by SFAS 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, “Contracts That Provide for Net Share Settlement.”  Based on this guidance, the Company has determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under SFAS 133.  Therefore, in accordance with the transition provisions of SFAS 133, the Company accounted for these warrants as derivatives effective April 1, 2001.

During the first quarter of 2002, the Company recorded $633,000 in net investment income to recognize the current period change in the fair value of these stock warrants.

In July 2001, the FASB issued SFAS 141 “Business Combinations,” effective for all business combinations initiated after June 30, 2001, and SFAS 142 “Accounting for Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  The Company has adopted the provisions of these Statements.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and indefinite lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.

Amortization of intangible assets was $138,000 in the first quarter of 2002 compared to $526,000 for the same period last year.  This decrease is due to the fact that goodwill is no longer amortized after the adoption of SFAS 142. Intangible assets that continue to be amortized under SFAS 142 relate to the Company’s purchase of customer-related and marketing-related intangibles.  These intangibles have useful lives ranging from 5 to 10 years.  Amortization expense on the intangible assets is estimated to be $450,000 for each of the next five years.  At March 31, 2002, net intangible assets totaled $2.2 million, net of $2.0 million of accumulated amortization, and are included in other assets.  At December 31, 2001 net intangible assets totaled $2.4 million, net of $1.9 million of accumulated amortization.

Goodwill, which is no longer amortized, is broken out separately on the balance sheet and totals $28.9 million at March 31, 2002, compared to $28.5 million at December 31, 2001.  During the first quarter of 2002, the Company paid $470,000 for increased ownership in an investment accounted for under the equity method.  This payment was recorded as goodwill.  Goodwill relates to two reporting units within the Company’s surety segment.  Impairment testing will be performed within six months of adoption, pursuant to the requirements of SFAS 142.  Any transitional impairment loss will be recognized in the first interim period in the year of adoption and will be recognized as the cumulative effect of a change in accounting principle.  Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for the three months ended March 31, 2001.

	For the Three-Month Period Ended March 31,
	2002	2001

Net income, as originally reported	$9,105,144	$7,133,372
Add back: goodwill amortization expense, net of tax	—	411,495
Adjusted net income	9,105,144	7,544,867

Basic earnings per share:
As originally reported	$0.92	$0.73
Add back: goodwill amortization	—	0.04
As adjusted	0.92	0.77

Diluted earnings per share:
As originally reported	$0.89	$0.71
Add back: goodwill amortization	—	0.04
As adjusted	0.89	0.75

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which becomes effective for fiscal years beginning after June 15, 2002.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

2.                                      INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 2002 and 2001 is presented below.

SEGMENT DATA — (in thousands)	EARNINGS		REVENUES
	2002	2001	2002	2001
Property	$2,780	$1,583	$19,853	17,270
Casualty	(342)	(614)	42,014	36,019
Surety	110	1,155	12,235	9,998
Net investment income	9,085	7,452	9,085	7,452
Realized gains	1,787	1,432	1,787	1,432
General corporate expense and interest on debt	(1,453)	(2,004)
Equity in earnings of unconsolidated investee	533	533

Total segment earnings before income taxes	12,500	9,537

Income taxes	3,395	2,404

Total	$9,105	$7,133	$84,974	$72,171

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company’s filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 2001.

OVERVIEW

RLI Corp. (the Company) is a holding company that, through its subsidiaries, underwrites selected property and casualty insurance products.

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 87% of the Company’s total revenue for the first quarter of 2002 compared to 88% for the same period last year.

Critical Accounting Policies

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred acquisition costs.

Unpaid Losses and Settlement Expenses

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims.  Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary.  Such adjustments are reflected in the results of operations in the period in which they are determined.

Investment Valuation

The Company classifies its investments in debt and equity securities with readily determinable fair values into one of three categories:  held-to-maturity securities are carried at amortized cost, available-for-sale securities are carried at fair value and trading securities are carried at fair value.

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions.  Impairment losses result in a reduction of the cost basis of the underlying investment.  Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid loses and settlement expenses are reported separately as assets, instead of being netted with the appropriate liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders.  Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities.  The Company continuously monitors the financial condition of its reinsurers.  The Company’s policy is to periodically charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers.

Recoverability of Deferred Policy Acquisition Costs

Insurance premiums are amortized over the life of the policies in order to properly match policy acquisition costs to the related premium revenue.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.  Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $167.2 million for the first three months of 2002 compared to $129.0 million for the same period in 2001. Gross writings of the Group improved 30.1% over 2001 levels fueled by increases in all three business segments. Consolidated net revenue for the first three months of 2002 increased $12.8 million or 17.7% from the same period in 2001. Net premiums earned increased 17.1%. Net investment income improved 21.9% to $9.1 million.  Additionally, the sale of certain securities during the first quarter of 2002 resulted in $1.8 million in realized gains, compared to $1.4 million in realized gains for the same period last year.

The net after-tax earnings for the first three months of 2002 totaled $9.1 million, $.89 per diluted share, compared to $7.1 million, $.71 per diluted share, for the same period in 2001. Net operating earnings, which consist of the Company’s net earnings reduced by after-tax realized investment gains/losses, totaled $7.9 million, $.78 per diluted share, compared to $6.2 million, $.62 per diluted share, for the same period in 2001.  Improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted 2002 earnings.  During the first quarter of 2002, the Company implemented SFAS 142, “Goodwill and Other Intangibles.”  Under this Statement, intangible assets and goodwill with indefinite lives are no longer amortized, but are instead subject to fair value/impairment testing.  Implementation of this Statement favorably improved first quarter 2002 earnings by $400,000 ($0.03 per diluted share), as a result of decreased amortization expense.  Investment income improved during 2002 due to strong cash flow and $633,000 ($0.04 per diluted share) of investment income recorded from the increase in the fair value of warrants, subject to the provisions of SFAS 133.  During the first quarter 2001, no investment income was recorded for these warrants.  Additionally, first quarter 2001 results were negatively impacted by just under $1.0 million ($.06 per diluted share) in losses from the Seattle earthquake.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets.  Comprehensive earnings for the quarter totaled $10.8 million, $1.06 per diluted share, compared to a comprehensive loss of $7.1 million, $.71 per diluted share, for the same period in 2001. Unrealized gains, net of tax, for the first three months of 2002 were $1.7 million, $.17 per diluted share compared to losses of $14.3 million, $1.42 per diluted share, for the same period in 2001.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $156.3 million for the first quarter of 2002 compared to $120.1 million for the same period in 2001.  Improved pricing across all three business segments and various growth initiatives have positively impacted the top-line.  Underwriting income improved to a pre-tax profit of $2.5 million for the first quarter of 2002 compared to $2.1 million for the same period in 2001. The GAAP combined ratio declined slightly to 96.6 for the first quarter of 2002 compared to 96.7 for the first quarter of 2001.  The property segment was responsible for the majority of the improved results, recording an 86.0 combined ratio, compared to a 90.9 result for the first quarter of 2001, which was impacted by Seattle earthquake losses.  Additionally, the casualty segment recorded improved earnings over the same period last year.  The surety segment’s results, however, were negatively impacted by national economic conditions that affected contract surety experience and certain commercial surety claims.

The Group’s property segment experienced an increase in gross writings of $12.2 million, or 32.8%, compared to first quarter 2001.  For the first quarter of 2002, property premiums totaled $49.2 million.  Fueled by the improved rate environment, difference-in-condition writings improved $4.6 million over 2001, and fire writings grew by $7.0 million.  Additionally, construction writings increased $2.8 million to $11.2 million.  Partially offsetting this increase, however, ocean marine writings declined $2.1 million, as the Company discontinued this line of business.  Underwriting profit for the property segment was $2.8 million for the first quarter of 2002, compared to $1.6 million in 2001.  The GAAP combined ratio decreased to 86.0 compared to 90.9 for the same period last year.  Seattle earthquake losses and loss experience on discontinued property classes negatively impacted 2001 results.

Gross written premiums for the casualty segment were $91.0 million for the first quarter of 2002, up $19.1 million, or 26.6%, from 2001.  Growth initiatives and improved pricing contributed to growth in the following products: program business up $11.9 million, executive products up $9.2 million, and general liability up $6.8 million.  Partially offsetting these increases, commercial umbrella declined $7.0 million, due to the re-underwriting of the book, and transportation declined $1.1 million with a continued focus on quality risk selection.  Underwriting loss on the casualty book was $342,000 compared to a loss of 614,000 for the first quarter of 2001. These results translate into a combined ratio of 100.8 in 2002 versus 101.8 for the same period in 2001.  The segment’s expense ratio at 30.2 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 70.6 remains in check.

Gross written premiums for the surety segment increased to $16.1 million for the first quarter of 2002, up $4.9 million, or 43.3%, from the same period in 2001.  Growth is evident across all surety lines, including contract, oil and gas, commercial and miscellaneous.  Contract premium is up $1.0 million over first quarter 2001, primarily driven by increased rates.  Commercial surety is up $1.9 million over first quarter 2001, which was this lines first quarter of production.  Additionally, oil and gas premium is up $1.4 million over first quarter 2001 levels, due to increased commodity prices and achieved rate increases.  The surety book reported underwriting income of $110,000, compared to $1.2 million for the first quarter of 2001.  The combined ratio for the surety segment totaled 99.1 in 2002 compared to 88.4 in 2001.  The loss ratio component increased to 34.1 compared to 25.8 last year, as a result of national economic conditions that negatively impacted contract surety loss experience and commercial surety claims.  The Company is in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  The Company is currently investigating and evaluating its obligations due to a variety of complex coverage issues.  The expense ratio increased to 65.0 compared to 62.6 last year, primarily due to increased reinsurance costs.

INVESTMENT INCOME

The Company’s investment portfolio generated net dividends and interest income of $9.1 million during the first three months of 2002, an increase of 21.9% over that reported for the same period in 2001.  Continued growth in the fixed income portfolio due to strong operating cash flow has resulted in the rise in investment income.   Additionally, pursuant to SFAS 133 requirements, the Company recorded $633,000 in net investment income during 2002 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable, the impact of which was first included in the second quarter of 2001.  Further discussion of SFAS 133 and its impact on the Company can be found in Note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $1.8 million in the first three months of 2002, compared to a net realized gain of $1.4 million for the same period in 2001.  For the three months ended March 31, 2002, the Company experienced a $2.6 million pre-tax unrealized gain on its investment portfolio.

Virtually all the Company’s fixed income portfolio consists of securities rated A or better, with 84.6% rated AA or better.  The year-to-date yields on the Company’s fixed income investments for the three-month periods ended March 31, 2002 and 2001 are as follows:

	2002	2001

Taxable	6.24%	6.66%
Non-taxable	4.86%	4.96%

For the first three months of 2002, yields on both taxable and non-taxable bonds decreased from the same period last year.  The decrease in yields is generally attributable to a lower interest rate environment, especially in shorter maturity securities.

The Company’s available-for-sale portfolio of debt and equity securities had a net unrealized gain before tax of $2.6 million for the first three months of 2002, compared with a $22.0 million net unrealized loss before tax for the same period in 2001.  The Company’s net cumulative unrealized gain before tax was $146.0 million, up from $143.5 million at December 31, 2001.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders’ equity.

Interest expense on debt obligations totaled $0.4 million for the first three months of 2002 compared to $1.2 million in the same period in 2001.  This change is related to decreased debt costs resulting from the lower interest rate environment offset by a $2.5 million increase in average outstanding debt.  Interest has been incurred at a rate of 2.20% for the first three months of 2002 compared to a rate of 6.46% for the same period last year.  At March 31, 2002, outstanding short-term balances totaled $76.8 million, compared to $66.0 million at March 31, 2001.

INCOME TAXES

The Company’s effective tax rate for the first three months of 2002 was 27% compared to 25% for the same period in 2001.  The change in the effective rate is reflective of an increase in underwriting profits, which are taxed at the 35% rate.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2002 and 2001 as a result of the following:

	2002		2001
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$4,374,876	35%	$3,338,006	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(697,820)	(6)%	(707,618)	(7)%
Dividends received deduction	(390,164)	(3)%	(375,894)	(4)%
Dividends paid deduction	(78,321)	(1)%	(66,444)	(1)%
Goodwill amortization	0	0%	138,811	1%
Other items, net	185,933	2%	76,928	1%

Total tax expense	$3,394,504	27%	$2,403,789	25%

LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary sources of the Company’s liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, the sale of convertible debentures, and short-term borrowings.

Invested assets at March 31, 2002 increased by $43.6 million, or 5.5%, from December 31, 2001. The equity portfolio increased $11.5 million, primarily due to unrealized gains experienced during the first three months of 2002.  Short-term investments declined $19.2 million from year-end levels.  Fixed maturities, however, increased $51.3 million, as positive operating cash flow and transfers from short-term investments were used to purchase additional available-for-sale fixed maturities.

At March 31, 2002 the Company had short-term investments, cash and other investments maturing within one year, of approximately $63.1 million and additional investments of $130.1 million maturing within five years.  The

Company maintains one primary source of credit, a $30.0 million line of credit that cannot be canceled during its annual term.  As of March 31, 2002, the Company had $30.0 million in outstanding short-term borrowings on this facility.  Additionally, the Company was party to four reverse repurchase transactions totaling $46.8 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company’s investment portfolio. The Company has a small exposure to foreign exchange risk arising from a limited number of policies whose resulting claims would be payable in foreign currencies.  All such policies expired in 2001.  The Company has no direct commodity risk.

The Company’s market risk exposures at March 31, 2002, have not materially changed from those identified at December 31, 2001.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings - Not Applicable

Item 2.	Change in Securities - Not Applicable

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Not Applicable

(b)	The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville
Joseph E. Dondanville
Sr.Vice President, Chief Financial Officer
(Duly authorized and Principal Financial and Accounting Officer)

Date: May 6, 2002