Form 10-Q
period 2002-06-30
RLI CORP
filed 2002-08-13
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes  ☒                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2002 the number of shares outstanding of the registrant’s Common Stock was 9,934,612.

PART I

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

For the Three-Month Period Ended June 30,

(Unaudited)	2002	2001

Net premiums earned	$81,685,994	$66,638,765
Net investment income	9,571,744	7,709,119
Net realized investment gains	1,076,701	517,467
	92,334,439	74,865,351
Losses and settlement expenses	47,356,407	38,748,891
Policy acquisition costs	25,127,461	21,693,578
Insurance operating expenses	6,584,895	4,616,059
Interest expense on debt	481,402	811,399
General corporate expenses	888,449	619,228
	80,438,614	66,489,155
Equity in earnings of uncons. Investee	1,906,137	1,742,769
Earnings before income taxes & cumulative effect	13,801,962	10,118,965
Income tax expense	3,848,582	2,714,999
Earnings before cumulative effect	9,953,380	7,403,966
Cumulative effect of initial adoption of SFAS 133	0	800,415
Net earnings	$9,953,380	$8,204,381

Other compre. earnings (loss), net of tax	(14,644,052)	3,012,455
Comprehensive earnings (loss)	$(4,690,672)	$11,216,836

Earnings per share:
Basic:
Net earnings per share from operations	$0.93	$0.72
Realized gains, net of tax	$0.07	$0.04
Basic earnings per share before cumulative effect	$1.00	$0.76
Cumulative effect of SFAS 133 adoption	$0.00	$0.08
Basic net earnings per share	$1.00	$0.84

Basic compre. earnings (loss) per share	$(0.47)	$1.14

Diluted:
Net earnings per share from operations	$0.90	$0.71
Realized gains, net of tax	$0.07	$0.03
Diluted earnings per share before cumulative effect	$0.97	$0.74
Cumulative effect of SFAS 133 adoption	$0.00	$0.08
Diluted net earnings per share	$0.97	$0.82

Diluted compre. earnings (loss) per share	$(0.46)	$1.12

Weighted average number of common shares outstanding
Basic	9,925,844	9,813,920
Diluted	10,231,662	9,991,330
Cash dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of the financial statements.

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

For the Six-Month Period Ended June 30,

(Unaudited)	2002	2001

Net premiums earned	$155,788,373	$129,926,210
Net investment income	18,656,893	15,161,259
Net realized investment gains	2,863,566	1,949,205
	177,308,832	147,036,674
Losses and settlement expenses	90,470,857	74,612,731
Policy acquisition costs	47,953,419	42,305,550
Insurance operating expenses	12,198,394	9,303,278
Interest expense on debt	905,009	2,013,436
General corporate expenses	1,918,884	1,421,329
	153,446,563	129,656,324
Equity in earnings of uncons. investee	2,439,341	2,275,776
Earnings before income taxes & cumulative effect	26,301,610	19,656,126
Income tax expense	7,243,086	5,118,788
Earnings before cumulative effect	19,058,524	14,537,338
Cumulative effect of initial adoption of SFAS 133	0	800,415
Net earnings	$19,058,524	$15,337,753

Other compre. earnings (loss), net of tax	(12,943,846)	(11,263,859)
Comprehensive earnings	$6,114,678	$4,073,894

Earnings per share:
Basic:
Net earnings per share from operations	$1.73	$1.35
Realized gains, net of tax	$0.19	$0.13
Basic earnings per share before cumulative effect	$1.92	$1.48
Cumulative effect of SFAS 133 adoption	$0.00	$0.08
Basic net earnings per share	$1.92	$1.56

Basic compre. earnings per share	$0.62	$0.42
Diluted:
Net earnings per share from operations	$1.69	$1.32
Realized gains, net of tax	$0.18	$0.13
Diluted earnings per share before cumulative effect	$1.87	$1.45
Cumulative effect of SFAS 133 adoption	$0.00	$0.08
Diluted net earnings per share	$1.87	$1.53

Diluted compre. earnings per share	$0.60	$0.41

Weighted average number of common shares outstanding
Basic	9,921,946	9,812,593
Diluted	10,202,535	9,999,032
Cash dividends declared per common share	$0.33	$0.31

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$247,560,136	$263,029,279
Trading, at fair value	7,737,805	7,568,299
Available-for-sale, at fair value	270,067,758	191,675,513
Equity securities, at fair value	259,880,999	277,621,467
Short-term investments, at cost	45,792,852	53,648,406
Total investments	831,039,550	793,542,964
Accrued investment income	8,749,113	7,869,914
Premiums and reinsurance balances receivable	138,762,068	105,167,722
Ceded unearned premium	93,050,967	66,626,272
Reinsurance balances recoverable on unpaid losses	324,416,458	277,255,399
Deferred policy acquisition costs	55,640,093	52,871,630
Property and equipment	18,819,640	18,438,338
Investment in unconsolidated investee	23,375,628	20,892,696
Goodwill	28,928,955	28,458,957
Other assets	19,534,815	19,845,891
TOTAL ASSETS	$1,542,317,287	$1,390,969,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$683,650,964	$604,505,055
Unearned premiums	315,758,987	256,449,724
Reinsurance balances payable	73,728,357	58,438,042
Short-term debt, LOC and notes payable	76,508,750	77,239,125
Income Taxes- current	666,177	1,115,618
Income taxes-deferred	34,673,145	43,151,188
Other liabilities	18,810,189	14,639,233
TOTAL LIABILITIES	1,203,796,569	1,055,537,985

Shareholders’ Equity:
Common stock ($1 par value, authorized) (12,833,835 shares issued at 6/30/02) (12,820,727 shares issued at 12/31/01)	12,833,835	12,820,727
Paid-In Capital	73,387,915	73,181,415
Accumulated other comprehensive earnings	80,531,768	93,475,614
Retained Earnings	252,789,250	237,006,454
Deferred compensation	5,331,412	6,039,586
Less: Treasury shares at cost (2,901,908 shares at 6/30/02) (2,908,131 shares at 12/31/01)	(86,353,462)	(87,091,998)
TOTAL SHAREHOLDERS’ EQUITY	338,520,718	335,431,798
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,542,317,287	$1,390,969,783

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Period Ended June 30,
	2002	2001

Net cash provided by operating activities	$58,510,715	$15,483,479
Cash Flows from Investing Activities
Investments purchased	(117,729,272)	(84,639,713)
Issuance of note receivable	0	(6,000,000)
Investments sold	33,542,553	32,240,656
Investments called or matured	22,855,534	34,318,271
Net decrease in short-term investments	8,181,367	25,321,786
Net property and equipment purchased	(2,182,175)	(1,195,294)
Net cash used in investing activities	(55,331,993)	45,706

Cash Flows from Financing Activities
Cash dividends paid	(3,173,319)	(2,942,325)
Proceeds from issuance of notes payable	32,500	0
Payments on debt	(762,875)	(12,864,695)
Change in contributed capital	415,373	334,678
Treasury shares reissued	309,599	0
Treasury shares purchased	0	(56,843)
Net cash used in financing activities	(3,178,722)	(15,529,185)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at June 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$19,058,524	9,921,946	$1.92

Effect of Dilutive Securities
Incentive Stock Options	—	280,589

Diluted EPS
Income available to common stockholders	$19,058,524	10,202,535	$1.87

	For the Six-Month Period Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$15,337,753	9,812,593	$1.56

Effect of Dilutive Securities
Incentive Stock Options	—	186,439

Diluted EPS
Income available to common stockholders	$15,337,753	9,999,032	$1.53

Other Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133,  “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). SFAS 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.  SFAS 133, as amended by SFAS 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, “Contracts That Provide for Net Share Settlement.”  Based on this guidance, the Company determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under SFAS 133.  Therefore, in accordance with the transition provisions of SFAS 133, the Company accounted for these warrants as derivatives effective April 1, 2001.  The warrants were marked to fair value, as of April 1, 2001, with a cumulative-effect adjustment of $800,415, net of tax.  The change in fair value of this instrument from April 1 to June 30, 2001 totaled $374,000 and was recorded through the statement of earnings as net investment income.

During the first six months of 2002, the Company recorded $1.1 million in net investment income to recognize the current period change in the fair value of these stock warrants.

In July 2001, the FASB issued SFAS 141 “Business Combinations,” effective for all business combinations initiated after June 30, 2001, and SFAS 142 “Accounting for Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  The Company adopted the provisions of these Statements.  SFAS 141 requires the purchase method of accounting be used for all business combinations.  Goodwill and indefinite lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives.  SFAS 142 establishes a new method of testing goodwill for impairment.  On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment.  The amount of goodwill determined to be impaired will be expensed to current operations.

Amortization of intangible assets was $253,000 in the first six months of 2002 compared to $1.1 million for the same period last year.  This decrease is the result of no longer amortizing goodwill, subsequent to the adoption of SFAS 142. Intangible assets that continue to be amortized under SFAS 142 relate to the Company’s purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from 5 to 10 years.  Amortization expense on the intangible assets is estimated to be $500,000 for each of the next five years.  At June 30, 2002, net intangible assets totaled $2.1 million, net of $2.1 million of accumulated amortization, and are included in other assets.  At December 31, 2001 net intangible assets totaled $2.4 million, net of $1.9 million of accumulated amortization.

Goodwill, which is no longer amortized, is broken out separately on the balance sheet and totals $28.9 million at June 30, 2002, compared to $28.5 million at December 31, 2001.  During the first quarter of 2002, the Company paid $470,000 for increased ownership in an investment accounted for under the equity method.  This payment was recorded as goodwill.  Goodwill relates to the Company’s surety segment.  Impairment testing was performed during the second quarter of 2002, pursuant to the requirements of SFAS 142.  Based upon this valuation analysis, goodwill does not appear to be impaired.  Impairment testing will continue to be performed on an annual basis, or when there is reason to suspect the value of these assets has diminished or is impaired.  Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for the six months and three months ended June 30, 2001.

	For the Six-Month Period Ended June 30,
	2002	2001

Net income, as originally reported	$19,058,324	$15,337,753
Add back: goodwill amortization expense, net of tax	—	844,470
Adjusted net income	19,058,324	16,182,223

Basic earnings per share:
As originally reported	$1.92	$1.56
Add back: goodwill amortization	—	0.09
As adjusted	1.92	1.65

Diluted earnings per share:
As originally reported	$1.87	$1.53
Add back: goodwill amortization	—	0.08
As adjusted	1.87	1.61

	For the Three-Month Period Ended June 30,
	2002	2001

Net income, as originally reported	$9,953,380	$8,204,381
Add back: goodwill amortization expense, net of tax	—	432,975
Adjusted net income	9,953,380	8,637,356

Basic earnings per share:
As originally reported	$1.00	$0.84
Add back: goodwill amortization	—	0.04
As adjusted	1.00	0.88

Diluted earnings per share:
As originally reported	$0.97	$0.82
Add back: goodwill amortization	—	0.04
As adjusted	0.97	0.86

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, Technical Corrections.”  This Statement will rescind FASB Statements No. 4, 44, and 64, amend FASB Statement No. 13, and make certain technical corrections.  The rescission of Statements 4 and 64 will affect income statement classification of gains and losses from extinguishment of debt.

In April 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities.

The provisions of SFAS 143, 144, 145, and 146 do not have a material impact on the Company’s consolidated financial statements.

2.                                      INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 2002 and 2001 is presented below.

SEGMENT DATA— (in thousands)	EARNINGS		REVENUES
	2002	2001	2002	2001
Property	7,072	2,693	41,176	34,881
Casualty	(628)	(708)	90,118	74,190
Surety	(1,278)	1,719	24,494	20,855
Net investment income	18,657	15,161	18,657	15,161
Realized gains	2,864	1,949	2,864	1,949
General corporate expense and interest on debt	(2,824)	(3,433)
Equity in earnings of unconsolidated investee	2,439	2,276

Total segment earnings before income taxes and cumulative effect	26,302	19,657

Income taxes	7,243	5,119

Earnings before cumulative effect	19,059	14,538
Cumulative effect of initial adoption of SFAS 133	0	800

Total	19,059	15,338	177,309	147,036

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

The most significant operation is RLI Insurance Group (the Group), which provides specialty property and casualty coverages for primarily commercial risks. The Group accounted for 88% of the Company’s total revenue for the first six months of 2002 and 2001.

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

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the appropriate liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders.  Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities.  The Company continuously monitors the financial condition of its reinsurers.  The Company’s policy is to charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers.

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

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $361.0 million for the first six months of 2002 compared to $271.2 million for the same period in 2001. Gross writings of the Group improved 33.6% over 2001 levels fueled by increases in all three business segments. Consolidated net revenue for the first six months of 2002 increased $30.3 million or 20.6% from the same period in 2001. Net premiums earned increased 19.9%. Net investment income improved 23.1% to $18.7 million.  Additionally, the sale of certain securities during the first half of 2002 resulted in $2.9 million in realized gains, compared to $1.9 million in realized gains for the same period last year.

The net after-tax earnings for the first six months of 2002 totaled $19.1 million, $1.87 per diluted share, compared to $15.3 million, $1.53 per diluted share, for the same period in 2001. 2001 results include the cumulative-effect adjustment for the initial adoption of SFAS 133, which totaled $800,415 ($0.08 per share) in net after-tax earnings.  Net operating earnings, which consist of the Company’s net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustments, totaled $17.2 million, $1.69 per diluted share, compared to $13.3 million, $1.32 per diluted share, for the same period in 2001.  Improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted 2002 earnings.  During the first six months of 2002, the Company implemented SFAS 142, “Goodwill and Other Intangibles.”  Under this Statement, intangible assets and goodwill with indefinite lives are no longer amortized, but are instead subject to fair value/impairment testing.  Implementation of this Statement has favorably improved 2002 earnings by $880,000 ($0.08 per diluted share), as a result of decreased amortization expense.  Investment income improved during 2002 due to strong cash flow and $1.1 million($0.07 per diluted share) of investment income recorded from the increase in the fair value of warrants, subject to the provisions of SFAS 133. During the first six months of 2001, $374,000 ($0.02 per diluted share) of investment income was recorded for these warrants.  Additionally, first half 2001 results were negatively impacted by losses on the property segment, including Seattle earthquake losses, which totaled just under $1.0 million ($0.06 per diluted share).

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets.  Comprehensive earnings for the first half of 2002 totaled $6.1 million, $.60 per diluted share, compared to $4.1 million, $.41 per diluted share, for the same period in 2001. Unrealized losses, net of tax, for the first six months of 2002 were $12.9 million, $1.27 per diluted share compared to losses of $11.3 million, $1.12 per diluted share, for the same period in 2001.

RLI INSURANCE GROUP

Gross written premium for the Group increased to $339.5 million for the first half of 2002 compared to $254.1 million for the same period in 2001.  Improved pricing across all three business segments and various growth initiatives have positively impacted the top-line.  Underwriting income improved to a pre-tax profit of $5.2 million for the first six months of 2002 compared to $3.7 million for the same period in 2001. The GAAP combined ratio declined slightly to 96.7 for the first half of 2002 compared to 97.1 for the same period in 2001.  The property segment was responsible for the majority of the improved results, recording an 82.8 combined ratio, compared to a 92.3 result for the first half of 2001, which was impacted by property losses, including the Seattle earthquake.  Additionally, the casualty segment recorded slightly improved earnings over the same period last year.  The surety segment’s results, however, were negatively impacted by national economic conditions that affected contract surety experience and certain commercial surety claims.

The Group’s property segment experienced an increase in gross writings of $23.8 million, or 29%, compared to the first half of 2001.  For the first half of 2002, property premiums totaled $106.1 million.  Fueled by the improved rate environment, difference-in-condition writings improved $9.0 million over 2001, and fire writings grew by $13.9 million.  Additionally, construction writings increased $3.5 million to $21.0 million.  Partially offsetting this increase, however, ocean marine writings declined $2.2 million, as the Company discontinued this line of business.  Underwriting profit for the property segment was $7.1 million for the first half of 2002, compared to $2.7 million in 2001.  The GAAP combined ratio decreased to 82.8 compared to 92.3 for the same period last year.  Seattle earthquake losses and loss experience on discontinued property classes negatively impacted 2001 results.

Gross written premiums for the casualty segment were $200.8 million for the first half of 2002, up $55.7 million, or 38.4%, from 2001.  Growth initiatives and improved pricing contributed to growth in the following products: program business up $37.0 million, general liability up $16.7 million, and executive products up $13.3 million.  Partially offsetting these increases, commercial umbrella declined $14.3 million, due to the re-underwriting of the book.  Underwriting loss on the casualty book was $628,000 compared to a loss of 708,000 for the first half of 2001. These results translate into a combined ratio of 100.7 in 2002 versus 101.0 for the same period in 2001.  The segment’s expense ratio at 31.0 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 69.7 remains in check.

Gross written premiums for the surety segment increased to $32.6 million for the first half of 2002, up $5.9 million, or 21.9%, from the same period in 2001.  Growth is evident across all surety lines, including contract, oil and gas, commercial and miscellaneous.  Contract premium is up $1.3 million over the first six months of 2001, primarily driven by increased rates.  Commercial surety is up $2.6 million over the first six months of 2001.  This product was launched during the first half of 2001.  Additionally, oil and gas premium is up $1.2 million over 2001 levels, due to increased commodity prices and achieved rate increases.  The surety book reported an underwriting loss of $1.3 million, compared to an underwriting gain of $1.7 million for the first half of 2001.  The combined ratio for the surety segment totaled 105.3 in 2002 compared to 91.8 in 2001.  The loss ratio component increased to 40.4 compared to 29.1 last year, as a result of national economic conditions that negatively impacted contract surety loss experience and commercial surety claims.  The Company is in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  The Company is currently investigating and evaluating its obligations due to a variety of complex coverage issues.  The expense ratio increased to 64.9 compared to 62.7 last year, primarily due to increased reinsurance costs.

INVESTMENT INCOME

The Company’s investment portfolio generated net dividends and interest income of $18.7 million during the first six months of 2002, an increase of 23.1% over that reported for the same period in 2001.  Diversification of the fixed income portfolio and continued growth in operating cash flow has resulted in the rise in investment income.   Additionally, pursuant to SFAS 133 requirements, the Company recorded $1.1 million in net investment income during 2002 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. This compares to $374,000 recognized in the same period in 2001. Further discussion of SFAS 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $2.9 million in the first six months of 2002, compared to a net realized gain of $1.9 million for the same period in 2001. The majority of gains realized in the first six months of 2002 were the result of the sale of certain fixed income and equity securities.  For the six months ended June 30, 2002, the Company experienced a $20.0 million pre-tax unrealized loss on its investment portfolio.

Virtually all the Company’s fixed income portfolio consists of securities rated A or better, with 84% rated AA or better.  The year-to-date yields on the Company’s fixed income investments for the six-month periods ended June 30, 2002 and 2001 are as follows:

	2002	2001

Taxable	6.25%	6.59%
Non-taxable	4.90%	5.00%

For the first six months of 2002, yields on both taxable and non-taxable bonds decreased slightly.  The slight decline is attributed to a decrease in treasury yields on the short and intermediate part of the yield curve and to the reinvestment of called and matured bonds at lower yields. Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to sector diversification and continued growth in operational cash flow.

The Company’s available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $20.0 million for the first six months of 2002, compared with a $17.3 million loss for the same period in 2001.  The 2002 year-to-date loss reflects largely stock market fluctuations experienced during the first six months of the year.   The Company’s net cumulative unrealized gain before tax was $123.5 million, down from $143.5 million at December 31, 2001.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders’ equity.

Interest expense on debt obligations decreased to $905,000 for the first six months of 2002, a $1.1 million decrease from the same period in 2001.  This change is related to decreased debt costs resulting from falling interest rates, offset by a $6.7 million increase in average outstanding debt.  Interest expense has been incurred at a rate of 2.36% for the first six months of 2002 compared to a rate of 5.74% for the same period last year.  At June 30, 2002, outstanding short-term balances totaled $76.5 million, compared to $65.9 million at June 30, 2001.

INCOME TAXES

The Company’s effective tax rate for the first six months of 2002 was 28% compared to 26% for the same period in 2001.  The change in the effective rate is reflective of an increase in underwriting profits, which are taxed at the 35% rate.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2002 and 2001 as a result of the following:

	2002		2001
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$9,205,564	35%	$6,879,644	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,421,506)	(5)%	(1,411,422)	(7)%
Dividends received deduction	(778,551)	(3)%	(725,753)	(4)%
Dividends paid deduction	(151,809)	(1)%	(136,166)	(1)%
Goodwill amortization	0	0%	277,622	2%
State tax and other items, net	389,388	2%	234,863	1%

Total tax expense	$7,243,086	28%	$5,118,788	26%

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

The Company did not repurchase any of its outstanding shares during the first six months of 2002.  During the first six months of 2001, the Company retired 1,272 outstanding shares at a cost of $57,000.

Invested assets at June 30, 2002 increased by $37.5 million, or 4.7%, from December 31, 2001. Contributing to this increase was the investment of cash flows from operations, offset by unrealized losses on the investment portfolio totaling $20.0 million.

At June 30, 2002 the Company had short-term investments, cash and other investments maturing within one year, of approximately $92.9 million and additional investments of $146.1 million maturing within five years.  The Company maintains one primary source of credit, a $40.0 million line of credit that cannot be canceled during its annual term.  As of June 30, 2002, the Company had $30.0 million in outstanding short-term borrowings on this facility.  Additionally, the Company was party to four reverse repurchase transactions totaling $46.5 million.

Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains totaled $193.8 million for the second quarter of 2002 compared to $142.2 million for the same period in 2001. Gross writings of the Group improved 36.7% over 2001 levels fueled by increases in all three business segments. Consolidated net revenue for the second quarter of 2002 increased $17.5 million or 23.3% from the same period in 2001. Net premiums earned increased 22.6%. Net investment income improved 24.2% to $9.6 million.  Additionally, the sale of certain securities during the second quarter of 2002 resulted in $1.1 million in realized gains, compared to $517,000 in realized gains for the same period last year.

The net after-tax earnings for the second quarter of 2002 totaled $10.0 million, $.97 per diluted share, compared to $8.2 million, $.82 per diluted share, for the same period in 2001.  As mentioned previously, the cumulative-effect adjustment for the initial adoption of SFAS 133 totaled $800,415($0.08 per share) and is included in the second quarter 2001 net after-tax earnings number.  Net operating earnings, which consist of the Company’s net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustment, totaled $9.3 million, $.90 per diluted share, compared to $7.1 million, $.71 per diluted share, for the same period in 2001.  Improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted second quarter 2002 earnings.  Additionally, second quarter 2002 results were favorably impacted by the adoption of SFAS 142.  Under this Statement, intangible assets and goodwill with indefinite lives are no longer amortized, but are instead subject to fair value/impairment testing.  Implementation of this Statement favorably improved second quarter 2002 earnings by $440,000 ($0.04 per diluted share), as a result of decreased amortization expense.  Investment income continued to improve during the second quarter of 2002, due to strong cash flow and $481,000($0.03 per diluted share) of investment income recorded from the increase in the fair value of warrants, subject to the provisions of SFAS 133.  During the second quarter 2001, $374,000 of investment income was recorded for the change in fair value of these warrants from the initial adoption, April 1, through June 30.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets.  Comprehensive earnings for the second quarter of 2002 totaled a loss of $4.7 million, $.46 per diluted share, compared to comprehensive earnings of $11.2 million, $1.12 per diluted share, for the same period in 2001. Unrealized losses, net of tax, for the second quarter of 2002 were $14.6 million, $1.43 per diluted share compared to unrealized gains of $3.0 million, $.30 per diluted share, for the same period in 2001.

RLI  INSURANCE GROUP

Gross written premium for the Group increased to $183.2 million for the second quarter of 2002 compared to $134.0 million for the same period in 2001.  Improved pricing across all three business segments and various growth initiatives have positively impacted the top-line.  Underwriting income improved to a pre-tax profit of $2.6 million for the second quarter of 2002 compared to $1.6 million for the same period in 2001. The GAAP combined ratio declined slightly to 96.8 for the second quarter of 2002 compared to 97.6 for the second quarter of 2001.  The property segment was responsible for the majority of the improved results posting a 79.9 combined ratio.  The casualty segment reported a 100.5 combined ratio, in line with second quarter 2001.  The surety segment, however, posted an underwriting loss for the quarter, as results continued to be negatively impacted by national economic conditions that affected contract surety loss experience.

The Group’s property segment experienced an increase in gross writings of $11.7 million, or 25.8%, compared to second quarter 2001.  For the second quarter of 2002, property premiums totaled $56.9 million.  Fueled by the improved rate environment, difference-in-condition writings improved by $4.4 million over 2001, and fire writings grew by $6.9 million.  Due to exceptional seasonal results, underwriting profit for the property segment was $4.2 million for the second quarter of 2002, compared to $1.1 million in 2001. The GAAP combined ratio decreased to 79.9 compared to 93.7 for the same period last year.  Loss experience on discontinued property classes negatively impacted 2001 results.

Gross written premiums for the casualty segment were $109.8 million for the second quarter of 2002, up $36.6 million, or 49.9%, from 2001.  Growth initiatives and improved pricing contributed to growth in the following products: program business up $25.2 million, general liability up $10.0 million, executive products up $4.1 million, and transportation up $1.6 million.  Partially offsetting these increases, commercial umbrella declined $7.3 million, due to the re-underwriting of the book.  Underwriting loss on the casualty book was $286,000 compared to a loss of $94,000 for the second quarter of 2001. These results translate into a combined ratio of 100.5 in 2002 versus 100.2 for the same period in 2001.  The segment’s expense ratio at 31.7 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 68.8 remains in check.

Gross written premiums for the surety segment were $16.4 million for the second quarter of 2002, up 6.3%, from the same period in 2001. Growth has primarily been achieved through increased rates.  The combined ratio for the surety segment totaled 111.4 in 2002 compared to 94.9 in 2001.  The loss ratio component increased to 46.6 compared to 32.1 last year, as a result of national economic conditions that negatively impacted contract surety loss experience.  The expense ratio increased to 64.8 compared to 62.8 last year, primarily due to increased reinsurance costs.

INVESTMENT INCOME

The Company’s investment portfolio generated net dividends and interest income of $9.6 million during the second quarter of 2002, an increase of 24.2% over that reported for the same period in 2001.  Diversification of the fixed income portfolio and positive operating cash flow has resulted in the rise in investment income.  Additionally, pursuant to SFAS 133 requirements, the Company recorded $481,000 in net investment income during the second quarter of 2002 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. This compares to $374,000 in the same period of 2001. Further discussion of SFAS 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

The Company experienced a net realized gain from investments of $1.1 million in the second quarter of 2002, compared to a net realized gain of $517,000 for the same period in 2001.  The majority of gains realized in the second quarter of 2002 were the result of the sale of certain fixed income and equity securities.

INCOME TAXES

The Company’s effective tax rate for the second quarter of 2002 was 28% compared to 27% reported for the same period in 2001. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2002 and 2001 as a result of the following:

	2002		2001
	Amount	%	Amount	%

Provision for income taxes at the statutory rate of 35%	$4,830,687	35%	$3,541,638	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(723,686)	(5)%	(703,804)	(7)%
Dividends received deduction	(388,386)	(3)%	(349,859)	(3)%
Dividends paid deduction	(73,488)	(1)%	(69,723)	(1)%
Goodwill amortization	0	0%	138,811	1%
State tax and other items, net	203,455	2%	157,936	2%

Total tax expense	$3,848,582	28%	$2,714,999	27%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on the Company’s investment portfolio. The Company has no exposure to foreign exchange risk and no direct commodity risk.

The Company’s market risk exposures at June 30, 2002, have not materially changed from those identified at December 31, 2001.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - Not Applicable

Item 2.       Change in Securities - Not Applicable

Item 3.       Defaults Upon Senior Securities - Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders –

On May 2, 2002, at the Company’s Annual Meeting of Shareholders, the following members were elected to the Board of Directors:

William R. Keane                         Gerald I. Lenrow

Edwin S. Overman

Item 5.       Other Information - Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

(a)                                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002

(b)                                 The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Sr.Vice President, Chief Financial Officer
(Duly authorized and Principal
Financial and Accounting Officer)

Date: August 12, 2002