Form 10-Q
period 2002-09-30
RLI CORP
filed 2002-11-05
CIK 84246

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-6612

RLI Corp.
(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	37-0889946 (I.R.S. Employer Identification Number)
9025 North Lindbergh Drive, Peoria, IL (Address of principal executive offices)	61615 (Zip Code)
(309) 692-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of October 25, 2002 the number of shares outstanding of the registrant's Common Stock was 19,875,631.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended September 30,
(Unaudited)
	2002	2001
Net premiums earned	$91,639,002	$69,827,121
Net investment income	9,401,086	8,643,706
Net realized investment gains (loss)	(6,636,108)	1,528,364

	94,403,980	79,999,191

Losses and settlement expenses	53,992,262	39,925,768
Policy acquisition costs	27,804,288	23,622,742
Insurance operating expenses	5,426,266	4,840,003
Interest expense on debt	456,651	676,497
General corporate expenses	693,998	647,932

	88,373,465	69,712,942

Equity in earnings of uncons. Investee	1,127,566	469,434

Earnings before income taxes & cumulative effect	7,158,081	10,755,683
Income tax expense	1,517,907	2,856,498

Earnings before cumulative effect	5,640,174	7,899,185
Cumulative effect of initial adoption of SFAS 133	0	0

Net earnings	$5,640,174	$7,899,185

Other compre. earnings (loss), net of tax	(19,089,011)	(14,698,728)

Comprehensive earnings (loss)	$(13,448,837)	$(6,799,543)

Earnings per share:
Basic:
Basic earnings per share before cumulative effect	$0.28	$0.40
Cumulative effect of SFAS 133 adoption	$0.00	$0.00

Basic net earnings per share	$0.28	$0.40

Basic compre. earnings (loss) per share	$(0.68)	$(0.35)

Diluted:
Diluted earnings per share before cumulative effect	$0.28	$0.39
Cumulative effect of SFAS 133 adoption	$0.00	$0.00

Diluted net earnings per share	$0.28	$0.39

Diluted compre. earnings (loss) per share	*	*

Weighted average number of common shares outstanding
Basic	19,868,315	19,633,518
Diluted	20,466,885	20,033,640
Cash dividends declared per common share	$0.09	$0.08
*
The impact of common stock equivalents was antidilutive.

The accompanying notes are an integral part of the financial statements.

RLI Corp. & Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Nine-Month Period Ended September 30,
(Unaudited)
	2002	2001
Net premiums earned	$247,427,375	$199,753,331
Net investment income	28,057,979	23,804,965
Net realized investment gains (loss)	(3,772,542)	3,477,569

	271,712,812	227,035,865

Losses and settlement expenses	144,463,119	114,538,499
Policy acquisition costs	75,757,707	65,928,292
Insurance operating expenses	17,624,660	14,143,281
Interest expense on debt	1,361,660	2,689,933
General corporate expenses	2,612,882	2,069,261

	241,820,028	199,369,266

Equity in earnings of uncons. investee	3,566,907	2,745,210

Earnings before income taxes & cumulative effect	33,459,691	30,411,809
Income tax expense	8,760,993	7,975,286

Earnings before cumulative effect	24,698,698	22,436,523
Cumulative effect of initial adoption of SFAS 133	0	800,415

Net earnings	$24,698,698	$23,236,938

Other compre. earnings (loss), net of tax	(32,032,857)	(25,962,587)

Comprehensive earnings	$(7,334,159)	$(2,725,649)

Earnings per share:
Basic:
Basic earnings per share before cumulative effect	$1.24	$1.14
Cumulative effect of SFAS 133 adoption	$0.00	$0.04

Basic net earnings per share	$1.24	$1.18

Basic compre. earnings (loss) per share	$(0.37)	$(0.14)

Diluted:
Diluted earnings per share before cumulative effect	$1.21	$1.12
Cumulative effect of SFAS 133 adoption	$0.00	$0.04

Diluted net earnings per share	$1.21	$1.16

Diluted compre. earnings (loss) per share	*	$(0.14)

Weighted average number of common shares outstanding
Basic	19,852,123	19,627,994
Diluted	20,425,765	20,009,952
Cash dividends declared per common share	$0.26	$0.24
*
The impact of common stock equivalents was antidilutive.

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$240,131,061	$263,029,279
Trading, at fair value	8,468,262	7,568,299
Available-for-sale, at fair value	309,851,790	191,675,513
Equity securities, at fair value	213,408,571	277,621,467
Short-term investments, at cost	95,716,728	53,648,406

Total investments	867,576,412	793,542,964
Accrued investment income	7,939,034	7,869,914
Premiums and reinsurance balances receivable	125,698,915	105,167,722
Ceded unearned premium	103,779,049	66,626,272
Reinsurance balances recoverable on unpaid losses	332,677,947	277,255,399
Deferred policy acquisition costs	58,441,560	52,871,630
Property and equipment	18,175,572	18,438,338
Investment in unconsolidated investee	24,305,618	20,892,696
Goodwill	28,928,955	28,458,957
Other assets	17,462,606	19,845,891

TOTAL ASSETS	$1,584,985,668	$1,390,969,783

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and settlement expenses	$704,334,242	$604,505,055
Unearned premiums	349,636,132	256,449,724
Reinsurance balances payable	80,168,307	58,438,042
Short-term debt, LOC and notes payable	87,416,250	77,239,125
Income Taxes—current	802,196	1,115,618
Income taxes—deferred	21,631,593	43,151,188
Other liabilities	17,778,258	14,639,233

TOTAL LIABILITIES	1,261,766,978	1,055,537,985

Shareholders' Equity:
Common stock ($1 par value)
(12,834,675 pre-split, 25,669,350 post-split shares issued at 9/30/02)
(12,820,727 shares issued at 12/31/01)	12,834,675	12,820,727
Paid-In Capital	73,306,981	73,181,415
Accumulated other comprehensive earnings	61,442,757	93,475,614
Retained Earnings	256,640,960	237,006,454
Deferred compensation	5,440,714	6,039,586
Less: Treasury shares at cost
(2,898,758 pre-split, 5,797,516 post-split shares at 9/30/02)
(2,908,131 shares at 12/31/01)	(86,447,397)	(87,091,998)

TOTAL SHAREHOLDERS' EQUITY	323,218,690	335,431,798

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,584,985,668	$1,390,969,783

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Month Period Ended September 30,
	2002	2001
Net cash provided by operating activities	$120,843,001	$54,908,195

Cash Flows from Investing Activities
Investments purchased	(179,999,399)	(148,322,748)
Issuance of note receivable	500,000	0
Investments sold	57,642,603	57,113,582
Investments called or matured	39,588,627	55,350,918
Net increase in short-term investments	(42,354,048)	(826,112)
Net property and equipment purchased	(2,433,909)	(1,543,381)

Net cash used in investing activities	(127,056,126)	(38,227,741)

Cash Flows from Financing Activities
Cash dividends paid	(4,861,747)	(4,513,041)
Proceeds from issuance of notes payable	10,940,000	0
Payments on debt	(762,875)	(12,379,195)
Change in contributed capital	416,969	334,678
Treasury shares reissued	480,778	0
Treasury shares purchased	0	(122,896)

Net cash used in financing activities	6,213,125	(16,680,454)

Net increase in cash	0	0

Cash at the beginning of the year	0	0

Cash at September 30	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES    The financial information is prepared in conformity with accounting principles generally accepted in the United States of America, and such principles are applied on a basis consistent with those reflected in the 2001 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 2001 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001.

        The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of a full year.

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

        Additionally, on October 15, 2002, the Company's stock split on a 2-for-1 basis. All earnings per share data has been retroactively stated to reflect this split. Reference to common stock activity, before the distribution of the related stock split, has not been restated.

        Pursuant to disclosure requirements contained in Statement 128, "Earnings Per Share," the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Nine-Month Period Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$24,698,698	19,852,123	$1.24
Effect of Dilutive Securities
Incentive Stock Options	—	573,642

Diluted EPS
Income available to common stockholders	$24,698,698	20,425,765	$1.21

	For the Nine-Month Period Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$23,236,938	19,627,994	$1.18
Effect of Dilutive Securities
Incentive Stock Options	—	381,958

Diluted EPS
Income available to common stockholders	$23,236,938	20,009,952	$1.16

        Other Accounting Standards:    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133, as amended by SFAS 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

        In March 2001, the FASB adopted the guidance set forth in Derivatives Implementation Group (DIG) Issue A17, "Contracts That Provide for Net Share Settlement." Based on this guidance, the Company determined that stock warrants received in conjunction with the purchase of a note receivable qualify as derivatives under SFAS 133. Therefore, in accordance with the transition provisions of SFAS 133, the Company accounted for these warrants as derivatives effective April 1, 2001. The warrants were marked to fair value, as of April 1, 2001, with a cumulative- effect adjustment of $800,415, net of tax. The change in fair value of this instrument from April 1 to September 30, 2001 totaled $1.0 million and was recorded through the statement of earnings as net investment income.

        During the first nine months of 2002, the Company recorded $1.6 million in net investment income to recognize the current period change in the fair value of these stock warrants.

        In July 2001, the FASB issued SFAS 141 "Business Combinations," effective for all business combinations initiated after June 30, 2001, and SFAS 142 "Accounting for Goodwill and Other Intangible Assets, " effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of these Statements. SFAS 141 requires the purchase method of accounting be used for all business combinations. Goodwill and indefinite lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives. SFAS 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations.

        Amortization of intangible assets was $366,000 in the first nine months of 2002 compared to $1.6 million for the same period last year. This decrease is the result of no longer amortizing goodwill, subsequent to the adoption of SFAS 142. Intangible assets that continue to be amortized under SFAS 142 relate to the Company's purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from 5 to 10 years. Amortization expense on the intangible assets is estimated to be $500,000 for each of the next five years. At September 30, 2002, net intangible assets totaled $2.0 million, net of $2.3 million of accumulated amortization, and are included in other assets. At December 31, 2001 net intangible assets totaled $2.4 million, net of $1.9 million of accumulated amortization.

        Goodwill, which is no longer amortized, is broken out separately on the balance sheet and totals $28.9 million at September 30, 2002, compared to $28.5 million at December 31, 2001. During the first quarter of 2002, the Company paid $470,000 for increased ownership in an investment accounted for under the equity method. This payment was recorded as goodwill. Goodwill relates to the Company's surety segment. Impairment testing was performed during the second quarter of 2002, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, goodwill does not appear to be impaired. Impairment testing will continue to be performed on an annual basis, or when there is reason to suspect the value of these assets has diminished or is impaired. Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for the nine months and three months ended September 30, 2001 and 2002, and for each of the years in the three-year period ended December 31, 2001.

	For the Nine-Month Period Ended September 30,
	2002	2001
Net income, as originally reported	$24,698,698	$23,236,938
Add back: goodwill amortization	—	1,266,705

Adjusted net income	24,698,698	24,503,643

Basic earnings per share:
As originally reported	$1.24	$1.18
Add back: goodwill amortization	—	0.06

As adjusted	1.24	1.24

Diluted earnings per share:
As originally reported	$1.21	$1.16
Add back: goodwill amortization	—	0.06

As adjusted	1.21	1.22

	For the Three-Month Period Ended September 30,
	2002	2001
Net income, as originally reported	$5,640,174	$7,899,185
Add back: goodwill amortization	—	422,235

Adjusted net income	5,640,174	8,321,420

Basic earnings per share:
As originally reported	$0.28	$0.40
Add back: goodwill amortization	—	0.02

As adjusted	0.28	0.42

Diluted earnings per share:
As originally reported	$0.28	$0.39
Add back: goodwill amortization	—	0.02

As adjusted	0.28	0.41

	For the Twelve-Month Periods Ended December 31,
	2001	2000	1999
Net income, as originally reported	$31,046,612	$28,692,419	$31,451,052
Add back: goodwill amortization	1,691,568	1,663,055	1,524,428

Adjusted net income	32,738,180	30,355,474	32,975,480

Basic earnings per share:
As originally reported	$1.58	$1.46	$1.55
Add back: goodwill amortization	0.09	0.08	0.08

As adjusted	1.67	1.54	1.63

Diluted earnings per share:
As originally reported	$1.55	$1.44	$1.54
Add back: goodwill amortization	0.08	0.08	0.07

As adjusted	1.63	1.52	1.61

        In August 2001, the FASB issued SFAS 143, 'Accounting for Asset Retirement Obligations," which becomes effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement 13, Technical Corrections." This Statement will rescind FASB Statements 4, 44, and 64, amend FASB Statement 13, and make certain technical corrections. The rescission of Statements 4 and 64 will affect income statement classification of gains and losses from extinguishment of debt. SFAS 145 is effective for financial statements issued on or after May 15, 2002.

        In April 2002, the FASB issued SFAS 146, "Accounting For Costs Associated With Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 15, 2002.

        The provisions of SFAS 143, 144, 145, and 146 are not anticipated to have a material impact on the Company's consolidated financial statements.

        2. INDUSTRY SEGMENT INFORMATION    Selected information by industry segment for the nine months ended September 30, 2002 and 2001 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA—(in thousands)
	2002	2001	2002	2001
Property	$13,986	$4,638	$64,555	$52,110
Casualty	(889)	(2,024)	145,418	115,111
Surety	(3,515)	2,529	37,454	32,532
Net investment income	28,058	23,805	28,058	23,805
Realized gains (loss)	(3,773)	3,478	(3,773)	3,478
General corporate expense and interest on debt	(3,974)	(4,759)
Equity in earnings of unconsolidated investee	3,567	2,745

Total segment earnings before income taxes and cumulative effect	$33,460	$30,412
Income taxes	8,761	7,975

Earnings before cumulative effect	24,699	22,437
Cumulative effect of initial adoption of SFAS 133	0	800

Total	$24,699	$23,237	$271,712	$227,036

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

OVERVIEW

        RLI Corp. (the Company) is a holding company that underwrites selected property and casualty insurance through its major subsidiaries, collectively known as RLI Insurance Group (the Group). The Group provides specialty property and casualty coverages for primarily commercial risks and accounted for 91% of the Company's total revenue for the first nine months of 2002 compared to 88% for the same period last year.

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

        Historically, the Company has not experienced significant development, favorable or unfavorable, either with the liability in total or within industry segments. Additional information with respect to reserve development patterns for individual calendar year ended liabilities can be found on pages 10 and 12 of our 2001 Annual Report on Form 10K. Adding to the complexities inherent in the reserving process are issues related to coverage, expansion of coverage, and reinsurance program applicability.

        The Company has insignificant exposure to asbestos and environmental policy liabilities, as a result of entering liability lines after the industry had already recognized it as a problem. What exposure does exist is through the Company's commercial umbrella, general liability, and discontinued assumed reinsurance lines of business. The majority of the exposure that does exist is in the excess layers of the Company's commercial umbrella and assumed reinsurance books of business. Although the Company's environmental exposure is limited, management cannot determine the Company's ultimate liability with any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup. Additionally, the Company participates primarily in the excess layers, making it even more difficult to assess the ultimate impact.

Investment Valuation

        The Company classifies its investments in debt and equity securities with readily determinable fair values into one of three categories: held-to-maturity securities are carried at amortized cost, available-for-sale securities are carried at fair value and trading securities are carried at fair value.

        Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, credit ratings, current economic conditions, the horizon over which the recovery of cost is expected, and the Company's decisions to hold or divest of a security.

        In addition, we consider certain factors specific to each company that has issued a security, including profitability, leverage, growth, and cash flow. Impairment losses result in a reduction of the cost basis of the underlying investment. Significant changes in the factors from period to period that the Company considers when evaluating investments for impairment losses could result in a significant charge for impairment losses reported in the consolidated financial statements.

Recoverability of Reinsurance Balances

        Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the appropriate liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. The Company continually monitors the financial condition of its reinsurers. The Company's policy is to charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers.

Deferred Policy Acquisition Costs

        We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

        Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains/losses totaled $559.1 million for the first nine months of 2002 compared to $407.4 million for the same period in 2001. Gross writings of the Group improved 40.7% over 2001 levels fueled by increases in all three business segments. Consolidated net revenue for the first nine months of 2002 increased $44.7 million or 19.7% from the same period in 2001. Net premiums earned increased 23.9%. Net investment income improved 17.9% to $28.1 million. Additionally, the sale of certain securities and the impairment of four equity securities resulted in the recording of $3.8 million in realized losses during the first nine months, compared to realized gains of $3.5 million for the same period last year. In September 2002, the Company recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired. This adjustment was a reclassification from unrealized losses to realized losses and did not impact operating earnings or comprehensive earnings. Further discussion of this adjustment can be found in the section that follows titled Investment Income.

        The net after-tax earnings for the first nine months of 2002 totaled $24.7 million, $1.21 per diluted share, compared to $23.2 million, $1.16 per diluted share, for the same period in 2001. 2001 results include the cumulative-effect adjustment for the initial adoption of SFAS 133, which totaled $800,415 ($0.04 per diluted share) in net after-tax earnings. Net operating earnings consist of the Company's net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustments. Operating earnings depicts more accurately and comparably the results of the Company's ongoing operations, as the excluded realized gains or losses are typically generated through market and tax strategies not related to the Company's near term operating performance objectives. While this measure may not be comparable to the definition of operating earnings used by all companies, it is quite common in the insurance industry. The Company's net operating earnings totaled $27.1 million, $1.33 per diluted share, compared to $20.2 million, $1.01 per diluted share, for the same period in 2001. Improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted 2002 earnings. During the first nine months of 2002, the Company implemented SFAS 142, "Goodwill and Other Intangibles." Under this Statement, intangible assets and goodwill with indefinite lives are no longer amortized, but are instead subject to fair value/impairment testing. Implementation of this Statement has favorably improved 2002 earnings by $1.3 million ($0.06 per diluted share), as a result of decreased amortization expense. Investment income improved during 2002 due to strong cash flow and $1.6 million ($0.05 per diluted share) of investment income recorded from the increase in the fair value of warrants, subject to the provisions of SFAS 133. During the first nine months of 2001, $1.0 million ($0.03 per diluted share) of investment income was recorded for these warrants. Additionally, 2001 results were negatively impacted by losses on the property segment, including Seattle earthquake losses, which totaled just under $1.0 million ($0.03 per diluted share). Although the Company had limited exposure to the September 11 terrorist attack, a $500,000 ($0.02 per share) charge for potential costs associated with this event was recorded in September 2001. Through September 2002, a total of ten claims relating to this event had been received. Eight claims were closed with a total incurred loss of $16,000, primarily loss adjustment related. Two claims remain open and relate to commercial business interruption only. The Company has reserved rights as to whether these claims are covered under the policies. Incurred loss adjustment expense to date on these claims is $64,000. The Company believes the remaining loss reserves are adequate to cover any remaining exposure.

        Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets. Comprehensive earnings for the first nine months of 2002 totaled a loss of $7.3 million, $.37 per diluted share, compared to a loss of $2.7 million, $.14 per diluted share, for the same period in 2001. Unrealized losses, net of tax, for the first nine months of 2002 were $32.0 million, $1.58 per diluted share compared to losses of $26.0 million, $1.30 per diluted share, for the same period in 2001.

RLI INSURANCE GROUP

        Gross written premium for the Group increased to $534.8 million for the first nine months of 2002 compared to $380.1 million for the same period in 2001. Improved pricing across all three business segments and various growth initiatives have positively impacted gross written premium. Underwriting income improved to a pre-tax profit of $9.6 million for the first nine months of 2002 compared to $5.1 million for the same period in 2001. The GAAP combined ratio declined to 96.1 for the first nine months of 2002, compared to 97.4 for the same period in 2001. The property segment was responsible for the majority of the improved results, as loss experience continues to be down significantly from last year. Additionally, the casualty segment recorded improved earnings from last year. The surety segment's results, however, were negatively impacted by national economic conditions that affected contract surety experience and certain commercial surety claims.

        The Group's property segment experienced an increase in gross writings of $37.0 million, or 30%, compared to the same period last year. For the first nine months of 2002, property premiums totaled $160.4 million. Fueled by the improved rate environment, difference-in-condition writings improved $15.7 million over 2001, and fire writings grew by $18.7 million. Additionally, construction writings increased $3.4 million to $31.6 million. Underwriting profit for the property segment was $14.0 million for the first nine months of 2002, compared to $4.6 million in 2001. The GAAP combined ratio decreased to 78.3 compared to 91.1 for the same period last year. Seattle earthquake losses and loss experience on discontinued property classes negatively impacted 2001 results.

        Gross written premiums for the casualty segment were $324.7 million for the first nine months of 2002, up $108.6 million, or 50.3%, from 2001. Growth initiatives and improved pricing contributed to growth in the following products: program business up $60.6 million, general liability up $33.3 million, executive products up $22.7 million, personal umbrella up $5.5 million, and transportation up $5.4 million. Partially offsetting these increases, commercial umbrella declined $19.3 million, due to the re-underwriting of the book. Underwriting loss on the casualty book was $889,000 compared to a loss of $2.0 million for the first nine months 2001. These results translate into a combined ratio of 100.6 in 2002 versus 101.8 for the same period in 2001. The segment's expense ratio at 30.2 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 70.4 remains stable.

        Gross written premiums for the surety segment increased to $49.7 million for the first nine months of 2002, up $9.1 million, or 22.3%, from the same period in 2001. Growth is evident across all surety lines, including contract, oil and gas, commercial and miscellaneous. Commercial surety is up $3.4 million over the first nine months of 2001. This product was launched during the first part of 2001. Contract premium is up $2.3 million over the first nine months of 2001, primarily driven by increased rates. Additionally, oil and gas premium is up $2.0 million over 2001 levels, due to increased commodity prices and achieved rate increases. The surety book reported an underwriting loss of $3.5 million for the first nine months of 2002, compared to an underwriting gain of $2.5 million for the same period last year. The combined ratio for the surety segment totaled 109.3 in 2002 compared to 92.2 in 2001.

        The expense ratio increased to 64.7 compared to 63.8 last year, primarily due to increased reinsurance costs. The loss ratio component increased to 44.6 compared to 28.4 last year, as a result of national economic conditions that negatively impacted contract surety loss experience and commercial surety claims. The Company is in litigation regarding certain commercial surety bond claims arising out of a specific bond program. The Company is currently investigating and evaluating its obligations due to a variety of complex coverage issues.

INVESTMENT INCOME

        The Company's investment portfolio generated net dividends and interest income of $28.1 million during the first nine months of 2002, an increase of 17.9% over that reported for the same period in 2001. Diversification of the fixed income portfolio and continued growth in operating cash flow has resulted in the rise in investment income. Additionally, pursuant to SFAS 133 requirements, the Company recorded $1.6 million in net investment income during 2002 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. This compares to $1.0 million recognized in the same period in 2001. Further discussion of SFAS 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

        The Company experienced a net realized loss from investments of $3.8 million in the first nine months of 2002, compared to a net realized gain of $3.5 million for the same period in 2001. Realized losses associated with the impairment of four specific equity securities in the technology and utility sectors, resulted in this shift. The Company regularly evaluates the quality of its investment portfolio. When the Company believes that a specific security has suffered an other-than-temporary decline in value, the investment's value is adjusted by charging off the loss against income. In the third quarter of 2002, the Company's analysis identified $6.5 million in other-than-temporary declines in value, related to four specific equity positions in the technology and utility sectors. Stocks within the technology sector have been negatively impacted by a slow-down in economic activity in general, and in capital spending in particular. Stocks within the utility sector have been negatively impacted by liquidity, regulatory, and legal concerns in the wake of energy trading scandals. As a result, in September 2002, the Company recorded $6.5 million of impairment losses on these securities. The loss was calculated as the difference between the cost basis and market value as of September 30, 2002. The effect of this adjustment was a reclassification from unrealized losses to realized losses. After the impairment of these securities, cumulative unrealized gains of $94.4 million remained in the investment portfolio. For the same period in 2001, no impairment charges were recorded. Partially offsetting the impairment loss, $2.7 million in net realized gains were recorded from the sale of certain equity and fixed income investments, during the first nine months of 2002.

        At September 30, 2002, the Company had exposure to the technology sector within the equity portfolio of $8.8 million at market, representing 4.1% of total equity securities held. Our technology equity position had gross unrealized gains of $0.6 million and gross unrealized losses of $0.3 million for a net unrealized gain of $0.3 million. At September 30, 2002 the Company had exposure to the utility sector of $42.7 million, representing 20.0% of total equity securities held. Our utility equity position had gross unrealized gains of $8.7 million and gross unrealized losses of $3.4 million for a net unrealized gain of $5.3 million. All other industry sectors in our equity portfolio had a net unrealized gain position as of September 30, 2002. Based on our evaluation of specific securities held within these specific industry sectors and all other sectors, we do not believe any other securities have suffered an other-than-temporary decline in value. As of September 30, 2002, the Company held $23.7 million worth of equity and fixed income securities that individually had an unrealized loss greater than 10%. The cumulative unrealized loss on these securities was $7.8 million, which represented 0.9% of total invested assets as of September 30, 2002. Management does not believe that any of these securities are other than temporarily impaired, but additional impairments within the portfolio during the remainder of 2002 are possible if current economic and financial conditions worsen, and such impairments may be material. For the nine months ended September 30, 2002, the Company experienced a $49.1 million pre-tax unrealized loss on its investment portfolio.

        As of September 30, 2002, 98% of the Company's fixed income portfolio consisted of securities rated A or better, with 87% rated AA or better. 100% of fixed income securities held as of September 30, 2002 were investment grade. The year-to-date yields on the Company's fixed income investments for the nine-month periods ended September 30, 2002 and 2001 are as follows:

	2002	2001
Taxable	6.22%	6.55%
Non-taxable	4.87%	4.95%

        For the first nine months of 2002, yields on both taxable and non-taxable bonds decreased slightly. The slight decline is attributed to a decrease in treasury yields on the short and intermediate part of the yield curve and to the reinvestment of called and matured bonds at lower yields. Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to sector diversification and continued growth in operational cash flow.

        The Company's available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $49.1 million for the first nine months of 2002, compared with a $40.0 million loss for the same period in 2001. The 2002 year-to-date loss reflects largely stock market fluctuations experienced during the first nine months of the year. The Company's net cumulative unrealized gain before tax was $94.4 million, down from $143.5 million at December 31, 2001. Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders' equity.

        Interest expense on debt obligations decreased to $1.4 million for the first nine months of 2002, a $1.3 million decrease from the same period in 2001. This change is related to decreased debt costs resulting from falling interest rates, offset by an $8.2 million increase in average outstanding debt. At September 30, 2002, outstanding short-term balances totaled $87.4 million, compared to $66.4 million at September 30, 2001. At September 30, 2002, short-term debt consisted of $40.0 million under a line of credit and $47.4 under reverse repurchase agreements whereby we borrow on a short-term basis against the value of certain fixed income investments. At September 30, 2001, short-term debt consisted of $19.7 million under a line of credit and $46.7 million under reverse repurchase agreements. The Company has utilized debt to repurchase shares, facilitate acquisitions, and increase capital in our insurance operating companies. The Company has incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2002 and 2001:

	2002	2001
Line of credit	2.87%	5.65%
Reverse repurchase agreements	2.03%	5.04%

Total debt	2.36%	5.22%

INCOME TAXES

        The Company's effective tax rate for the first nine months of 2002 and 2001 was 26%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2002 and 2001 as a result of the following:

	2002		2001
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$11,710,892	35%	$10,644,133	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,170,366)	(6%)	(2,105,364)	(7%)
Dividends received deduction	(1,145,243)	(4%)	(1,072,998)	(4%)
Dividends paid deduction	(229,324)	(1%)	(209,385)	(1%)
Goodwill amortization	0	0%	416,433	2%
State tax and other items, net	595,034	2%	302,467	1%

Total tax expense	$8,760,993	26%	$7,975,286	26%

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the primary sources of the Company's liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, the Company has occasionally received proceeds from financing activities such as the sale of common stock to the employee stock ownership plan, the sale of convertible debentures, and short-term borrowings. The Company continually monitors capital adequacy and surplus leverage, including the Group's statutory premiums to surplus ratio. Given the premium growth over the past twelve to twenty-four months, the Company may seek to raise capital to support further premium growth.

        The Company did not repurchase any of its outstanding shares during the first nine months of 2002. During the first nine months of 2001, the Company repurchased 5,544 outstanding shares at a cost of $123,000.

        Invested assets at September 30, 2002 increased by $74.0 million, or 9.3%, from December 31, 2001. Contributing to this increase was the investment of cash flows from operations, offset by unrealized losses on the investment portfolio totaling $49.1 million.

        At September 30, 2002 the Company had short-term investments, cash and other investments maturing within one year, of approximately $127.8 million and additional investments of $133.3 million maturing within five years. The Company maintains one primary source of credit, a $40.0 million line of credit. This facility was recently expanded from a $30.0 million line and was renewed for a three-year period ending May 31, 2005. It is non-cancelable during its term. As of September 30, 2002, the Company had $40.0 million in outstanding short-term borrowings on this facility. Additionally, the Company was party to four reverse repurchase transactions totaling $47.4 million.

        Management believes that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet its anticipated needs over the next twelve to twenty-four months.

        Dividend payments to the Company from its principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of: 10% of RLI Insurance Company's policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2002 without prior approval is $29.0 million-10% of RLI Insurance Company's 2001 policyholder surplus. The actual amount paid to the Company thus far in 2002 is $5.3 million.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

        Consolidated gross sales, which consist of gross premiums written, net investment income and realized investment gains/losses totaled $198.1 million for the third quarter of 2002 compared to $136.2 million for the same period in 2001. Gross writings of the Group improved 55% over 2001 levels fueled by increases in all three business segments. Consolidated net revenue for the third quarter of 2002 increased $14.4 million or 18% from the same period in 2001. Net premiums earned increased 31.2%. Net investment income improved 8.8% to $9.4 million. Partially offsetting these increases, $6.6 million of realized investment losses negatively impacted revenue for the quarter. These losses were primarily the result of the impairment of four equity securities. In September 2002, the Company recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired. As mentioned previously, this adjustment was a reclassification from unrealized losses to realized losses and did not impact operating earnings or comprehensive earnings.

        The net after-tax earnings for the third quarter of 2002 totaled $5.6 million, $0.28 per diluted share, compared to $7.9 million, $0.39 per diluted share, for the same period in 2001. The decline in net earnings is the result of $6.6 million ($0.21 per diluted share) in realized investment losses recorded during the quarter, compared to $1.5 million ($0.05 per diluted share) of net investment gains reported in the third quarter of 2001. Net operating earnings consist of the Company's net earnings reduced by after-tax realized investment gains/losses and cumulative-effect adjustments. Operating earnings depicts more accurately and comparably the results of the Company's ongoing operations, as the excluded realized gains or losses are typically generated through market and tax strategies not related to the Company's near term operating performance objectives. While this measure may not be comparable to the definition of operating earnings used by all companies, it is quite common in the insurance industry. The Company's net operating earnings totaled $10.0 million, $0.49 per diluted share, compared to $6.9 million, $0.34 per diluted share, for the same period in 2001. Improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted third quarter 2002 earnings. Additionally, third quarter 2002 results were favorably impacted by the adoption of SFAS 142. Under this Statement, intangible assets and goodwill with indefinite lives are no longer amortized, but are instead subject to fair value/impairment testing. Implementation of this Statement favorably improved third quarter 2002 earnings by $440,000 ($0.02 per diluted share), as a result of decreased amortization expense. Investment income continued to improve during the third quarter of 2002, due to strong cash flow.

        Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets. Comprehensive earnings for the third quarter of 2002 totaled a loss of $13.5 million, $0.68 per diluted share, compared to a comprehensive loss of $6.8 million, $0.35 per diluted share, for the same period in 2001. Unrealized losses, net of tax, for the third quarter of 2002 were $19.1 million, $0.96 per diluted share compared to unrealized losses of $14.7 million, $0.74 per diluted share, for the same period in 2001.

RLI INSURANCE GROUP

        Gross written premium for the Group increased to $195.3 million for the third quarter of 2002 compared to $126.0 million for the same period in 2001. Improved pricing across all three business segments and various growth initiatives have positively impacted the gross written premium. Underwriting income improved to a pre-tax profit of $4.4 million for the third quarter of 2002 compared to $1.4 million for the same period in 2001. The GAAP combined ratio declined to 95.2 for the third quarter of 2002 compared to 98.0 for the third quarter of 2001. The property segment was responsible for the majority of the improved results posting a 70.4 combined ratio. The casualty segment reported a 100.5 combined ratio, bettering the 103.2 result of one year ago. The surety segment, however, posted an underwriting loss for the quarter, as results continued to be negatively impacted by national economic conditions that affected contract surety loss experience.

        The Group's property segment experienced an increase in gross writings of $13.2 million, or 32.1%, compared to third quarter 2001. For the third quarter of 2002, property premiums totaled $54.3 million. Fueled by the improved rate environment, difference-in-condition writings improved by $6.7 million over 2001, and fire writings grew by $4.8 million. Due to exceptional seasonal results, underwriting profit for the property segment was $6.9 million for the third quarter of 2002, compared to $1.9 million for the same period in 2001. Furthermore, early indications are that little impact has occurred from either Tropical Storm Isidore or Hurricane Lili. For the quarter, the GAAP combined ratio decreased to 70.4 compared to 88.8 for the same period last year. Loss experience on discontinued property classes negatively impacted 2001 results.

        Gross written premiums for the casualty segment were $123.9 million for the third quarter of 2002, up $52.9 million, or 74.6%, from 2001. Growth initiatives and improved pricing contributed to growth in the following products: program business up $23.5 million, general liability up $16.5 million, executive products up $9.4 million, and transportation up $4.9 million. Partially offsetting these increases, commercial umbrella declined $5.0 million, due to the re-underwriting of the book. Underwriting loss on the casualty book was $261,000 compared to a loss of $1.3 million for the third quarter of 2001. These results translate into a combined ratio of 100.5 in 2002 versus 103.2 for the same period in 2001. Included in the third quarter 2001 results was $500,000 in losses recorded to reflect potential costs associated with the September 11 terrorist attack. As mentioned previously, the Company had limited exposure to areas affected by this event. The segment's expense ratio at 28.8 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 71.7 remains stable.

        Gross written premiums for the surety segment were $17.2 million for the third quarter of 2002, up 23%, from the same period in 2001. Growth has primarily been achieved through increased rates. The combined ratio for the surety segment totaled 117.3 in 2002 compared to 93.1 in 2001. The loss ratio component increased to 52.8 compared to 27.2 last year, as a result of national economic conditions that negatively impacted contract surety loss experience. For the quarter, the expense ratio decreased 1.4 points, to 64.5. Cost associated with the expansion of the commercial surety product caused third quarter 2001 expenses to trend higher.

INVESTMENT INCOME

        The Company's investment portfolio generated net dividends and interest income of $9.4 million during the third quarter of 2002, an increase of 8.7% over that reported for the same period in 2001. Diversification of the fixed income portfolio and positive operating cash flow has resulted in the rise in investment income. Additionally, pursuant to SFAS 133 requirements, the Company recorded $472,000 in net investment income during the third quarter of 2002 to recognize the current period change in the fair value of stock warrants received in conjunction with the purchase of a note receivable. This compares to $630,000 in the same period of 2001. Further discussion of SFAS 133 and its impact on the Company can be found in note 1, Other Accounting Standards.

        The Company experienced a net realized loss from investments of $6.6 million in the third quarter of 2002, compared to a net realized gain of $1.5 million for the same period of 2001. Included within the realized loss for the third quarter of 2002 was an impairment charge of $6.5 million related to certain equity holdings in the technology sector. There were no impairment charges for the same period in 2001. Partially offsetting these losses for the third quarter of 2002 were gains realized from ongoing investment portfolio management activity.

INCOME TAXES

        The Company's effective tax rate for the third quarter of 2002 was 21% compared to 27% reported for the same period in 2001. Despite significant improvement in underwriting income, realized losses recorded during the third quarter of 2002 resulted in a decline in pretax income and, corresponding, the effective tax rate. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2002 and 2001 as a result of the following:

	2002		2001
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$2,505,328	35%	$3,764,489	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(748,860)	(10)%	(693,942)	(6)%
Dividends received deduction	(366,692)	(5)%	(347,246)	(3)%
Dividends paid deduction	(77,514)	(1)%	(73,219)	(1)%
Goodwill amortization	0	0%	138,811	1%
State tax and other items, net	205,645	2%	67,605	1%

Total tax expense	$1,517,907	21%	$2,856,498	27%

OTHER MATTERS

        The Company maintains a noncontributory defined pension plan covering substantially all employees meeting age and service requirements. The Company accounts for this plan pursuant to the requirements of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." According to these Statements, the measurement of net periodic pension cost for both interim and annual financial statements should be based on the assumptions used for the previous year-end measurements, unless a significant event occurs that would require an interim re-measurement. Company management believed that a 50-basis point drop in Aa corporate bond yields during the first nine months of 2002, coupled with a reduction in the fair value of plan assets constituted an event for which an interim review of plan assumptions was warranted. As disclosed in Company's 2001 Annual Report on Form 10-K, the following pension assumptions were used: 7.25% discount rate, 6% compensation increase, and 10% return on plan assets. As a result of the interim review, the Company began applying the following assumptions, prospectively, on July 1, 2002: 6.75% discount rate, 5% compensation increase, and 9% return on plan assets. The change to the discount rate was made to reflect the 50-basis point drop in Aa corporate yields, since year-end. The rate of compensation increase is impacted by a number of factors, including the overall labor market, workforce demographics, and inflation. The Company believes that 5% provides a reasonable estimate, given the current environment. The Company's pension assets continue to be invested predominately in equity securities. Including the market's downward experience over the past two years, the inception-to-date annual return for the plan is 9.89%, through September 30, 2002. The Company believes 9% was a reasonable assumption to use going forward. The net impact on pension expense from the July 1, 2002 change in assumptions totaled $72,000 for the third quarter. Additionally in September 2002, the Company contributed $2.6 million in cash to the pension plan to maintain a current liability funded ratio of 100%.

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

        The Company's market risk exposures at September 30, 2002, have not materially changed from those identified at December 31, 2001.

ITEM 4.    Controls and Procedures

        The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No significant changes were made to internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings—

  The following is a description of a complex set of litigation wherein the Company is both a plaintiff and a defendant. While it is impossible to ascertain the ultimate outcome of this matter at this time, the Company believes, based upon facts known to date and the opinion of trial counsel, that its position is meritorious. Management's opinion is that the final resolution of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

  The Company is the plaintiff in an action captioned RLI Insurance Co. v. Commercial Money Center, which was filed in U.S. District Court, Southern District of California (San Diego) on February 1, 2002. Other defendants in that action are Commercial Servicing Corporation ("CSC"), Sterling Wayne Pirtle, Anita Pirtle, Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank and Sky Bank. The Company filed a similar complaint against the Bank of Waukegan in San Diego, California Superior Court. Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank, Sky Bank and Bank of Waukegan are referred to as the "Investor Banks".

  The litigation arises out of the equipment and vehicle leasing program of Commercial Money Center ("CMC"). CMC would originate leases, procure bonds pertaining to the performance of obligations of each lessee under each lease, then form "pools" of such leases that it marketed to banks and other institutional investors. The Company sued for rescission and/or exoneration of the bonds it issued to CMC and sale and servicing agreements it entered into with CMC and the Investor Banks, which had invested in CMC's equipment leasing program. The Company contends it was fraudulently induced to issue the bonds and enter into the agreements by CMC, who misrepresented and concealed the true nature of its program and the underlying leases originated by CMC (for which bonds were procured). The Company also sued for declaratory relief to determine its rights and obligations, if any, under the instruments. Each Investor Bank disputes the Company's claims for relief. CMC is currently in Chapter 7 bankruptcy proceedings.

  Each Investor Bank subsequently filed a complaint against the Company in various state courts, which the Company removed to U.S. District Courts. Each Investor Bank sued the Company on certain bonds the Company issued to CMC as well as a sale and servicing agreement between the Investor Bank, CMC and the Company. Each Investor Bank sued for breach of contract, bad faith and other extra-contractual theories. The Company has answered and denies each Investor Bank's entitlement to relief. The Investor Banks claim entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorneys' fees and interest. The litigation to date has focused on issues of jurisdiction, venue and consolidation of the proceedings. The Company disputes both liability and damages. Based on the facts and circumstances now known to the Company, the Company believes that it has meritorious defenses to these claims. The Company is vigorously disputing liability and is vigorously asserting its positions in the pending litigation.

  The Company is party to numerous claims and lawsuits that arise in the normal course of its business. Many of such claims or lawsuits involve claims under policies that the Company underwrites as an insurer. The Company believes that the resolution of these claims and lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.    Change in Securities and Use of Proceeds—

        Not Applicable

Item 3.    Defaults Upon Senior Securities—

        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders—

  At the May 2, 2002 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

  Election of Directors

	Votes Cast
	For	Withheld
William R. Keane	8,486,906	178,271
Gerald I. Lenrow	8,521,453	143,723
Edwin S. Overman	8,547,095	118,081

  Continuing directors of the Company were: Bernard J. Daenzer, Edward F. Sutkowski, and Jonathan E. Michael, whose terms expire in 2003, and Richard H. Blum, F. Lynn McPheeters, Gerald D. Stephens, and Robert O. Viets, whose terms expire in 2004.

  Reapprove Market Value Potential Plan

For	Against	Abstain
7,853,375	374,346	437,448

  As brokers are allowed to vote all available shares where applicable for routine proposals, and both of the above-noted proposals were considered routine, there were no broker non-votes.

Item 5.    Other Information—

        Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibit 3.2    By-Laws

  (b)
  Exhibit 99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002

    Exhibit 99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002

  (c)
  The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.
/s/ JOSEPH E. DONDANVILLE Joseph E. Dondanville Sr. Vice President, Chief Financial Officer (Duly authorized and Principal Financial and Accounting Officer)
Date: November 4, 2002

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jonathan E. Michael, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of RLI Corp.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/ JONATHAN E. MICHAEL Jonathan E. Michael President & CEO

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph E. Dondanville, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of RLI Corp.

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/ JOSEPH E. DONDANVILLE Joseph E. Dondanville Senior VP, Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Statement of Earnings and Comprehensive Earnings
Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Cash Flows
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings—
  Item 2. Change in Securities and Use of Proceeds—
  Item 3. Defaults Upon Senior Securities—
  Item 4. Submission of Matters to a Vote of Security Holders—
  Item 5. Other Information—
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES