Form 10-K
period 2002-12-31
RLI CORP
filed 2003-03-12
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

☒ Yes  ☐ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002, based upon the closing sale price of the Common Stock on June 28, 2002 as reported on the New York Stock Exchange, was $506,528,277.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 27, 2003 was 25,115,520.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Annual Report to Shareholders for the past year ended December 31, 2002, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2003 annual meeting of security holders to be held May 1, 2003, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 37-38 of this document.

PART I

Item 1.  Business

We conduct operations principally through four insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Underwriters Indemnity Company, or UIC, a subsidiary of RLI Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 33 states and the District of Columbia and surplus lines insurance in Ohio. Planet Indemnity Company, or PIC, a subsidiary of Mt. Hawley, has authority to write multiple lines insurance on an admitted basis in 48 states and the District of Columbia. PIC has authority to write surplus lines insurance in an additional three states. Other companies in our group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc., Safe Fleet Insurance Services, Inc. and Surety America, LLC.

We maintain an Internet website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

On December 26, 2002, we completed the sale of 4.8 million shares of common stock in an underwritten public offering at a price of $25.25 per share. After considering the 5.0% underwriting discount, we received $115.1 million in net proceeds, before expenses.  On January 9, 2003, we sold an additional 420,000 shares pursuant to an over-allotment option granted to the underwriters, receiving an additional $10.1 million in net proceeds. The proceeds from the offering were used to pay indebtedness under our line of credit and to increase surplus at our insurance companies.  As a result of the offering, we believe that we have adequate capital to support our operations through 2003.

As a ‘‘niche’’ company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. A niche company underwrites a particular type of coverage for certain markets that are underserved by the insurance industry, such as our difference in conditions coverage and oil and gas surety bonds. A niche company also provides a type of product not generally offered by other companies, such as our personal umbrella business policy. The excess and surplus market provides an alternative market for customers with hard-to-place risks and risks that admitted insurers specifically refuse to write. When we underwrite within the surplus lines market, we are highly selective in the line of business and type of risks we choose to write. Typically the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. We have not taken any specific measures to develop any future targeted areas, because new product ideas are typically offered to us for consideration. Once a proposal is submitted, underwriters determine whether it would be a viable product in keeping with our business objectives.

Since 1977, when we first began underwriting specialty property and casualty coverages for commercial risks, highly cyclical market conditions and a number of other factors have influenced our growth and underwriting profits. From 1987 to 2001, the industry experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. We continually monitored our rates and controlled our costs in an effort to maximize profits during this entrenched soft market condition. As a result of catastrophic losses, such as Hurricane Andrew and the Northridge Earthquake, in the mid-1990’s, property rates hardened in California, Florida and the wind belt, but remained soft in other areas of the country. During this period, rates hardened and premium growth was achieved in the commercial property book of business. Otherwise, rates for property and casualty lines continued to decline over time. To maintain profitability, underwriters tightened selection criteria, broadened their focus to other market segments and gave up business where rates fell below our tolerance.

Since the end of 1999, a trend of modest price firming emerged in many of the markets in which we participate. Since early in 2001, a return to conservative underwriting has become common in the industry for the segments in which we write business. We believe that insurance companies, as a whole, have continued to be more conservative in their underwriting philosophy and will continue to be conservative in the near future. The insurance industry has been impacted by a number of factors that obligate companies to adopt conservative underwriting practices. The primary factor is the declining interest rate environment, which has virtually eliminated the ability of a company to offset underwriting losses with investment income. Other factors include increasing reinsurance costs, industry reserving practices, increasing industry insolvencies, new corporate governance requirements, and the unfavorable equity market performance. All of these combine to force companies to focus more on conservative underwriting. We believe that conservative underwriting will manifest itself in higher premium rates, more selectivity in risks insured and reduction in coverages. The events of September 11, 2001 and the reduction in available reinsurance capacity have opened up more demand for our specialty products.  While we anticipate a steady growth in market share, we do not anticipate any increase that would warrant disclosure of a material impact. We expect the demand for specialty products to increase in the areas of primary casualty business, and directors and officers insurance, particularly as increased reinsurance costs limit new companies from entering these lines of business. We also expect that our personal umbrella policy will grow as we are one of the few insurers that write this coverage without also writing the underlying auto and homeowners insurance.

We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain products to retail producers from several of our Casualty, Surety and Property Divisions. We produce a limited amount of business under agreements with underwriting general agents under the auspices of our product vice presidents. The majority of business is marketed through our branch offices located in Los Angeles, California; Oakland, California; Glastonbury, Connecticut; Sarasota, Florida; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Peoria, Illinois; Boston, Massachusetts; St. Paul, Minnesota; Summit, New Jersey; Cleveland, Ohio; Philadelphia, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

For the year ended December 31, 2002, the following table provides the geographic distribution of the Company’s risks insured as represented by direct premiums earned for all product lines.  For the year ended December 31, 2002, no other state accounted for more than 1.5% of total direct premiums earned for all product lines.

State	Direct Premiums Earned	Percent of Total
	(in thousands)

California	$151,903	25.1%

Texas

66,839

11.1

%

Florida

51,918

8.6

%

New York	41,717	6.9%
Illinois	21,818	3.6%
Georgia	20,412	3.4%
Pennsylvania	17,460	2.9%
Ohio	16,394	2.7%
New Jersey	14,341	2.4%
Tennessee	13,433	2.2%
Missouri	11,328	1.9%
Hawaii	11,034	1.8%
Michigan	10,345	1.7%
All Other	155,818	25.7%

Total direct premiums	$604,760	100.0%

In the ordinary course of business, we rely on other insurance companies as business partners to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk, known as facultative placements. In addition, there are quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements provide greater diversification of business and serve to limit the maximum net loss on catastrophes and large and unusually hazardous risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of, and the ability to secure, these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium written volume, the degree to which we utilize reinsurance.  For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our consolidated financial statements included in our Annual Report to Shareholders for the year ended December 31, 2002 attached as Exhibit 13.

	Year Ended December 31,
(in thousands)	2002	2001	2000
Direct	$707,453	$511,985	$437,866
Reinsurance ceded	(293,815)	(196,772)	(177,013)
Net	$413,638	$315,213	$260,853

Specialty Insurance Market Overview

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals we must have extensive knowledge and expertise in our markets. Most of our risks are considered on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

We operate in the excess and surplus market and the specialty admitted market.

Excess and Surplus Market

The excess and surplus market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market.  In 2001, the excess and surplus market represented approximately $15.7 billion, or 4.4%, of the entire $357.0 billion, domestic property and casualty industry, as measured by direct premiums written. For the year ended December 31, 2002, our excess and surplus units had direct premiums written of $292.0 million representing approximately 41.3% of our total gross written premium for the period.

Specialty Admitted Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For the year ended December 31, 2002, our specialty admitted units had direct premiums written of $415.5 million representing approximately 58.7% of our total direct written premium for the period.

Business Overview

We presently underwrite selected property and casualty insurance across three distinct business segments: casualty, property and surety.  See Note 11 to our consolidated financial statements included in our Annual Report to Shareholders for the year ended December 31, 2002 attached as Exhibit 13.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks. Net earned premiums totaled $75.9 million, $47.7 million and $34.9 million, or 20%, 15% and 13% of consolidated net revenues for the years 2002, 2001 and 2000, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by us. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers. Net earned premiums totaled $33.8 million, $56.3 million and $62.9 million, or 9%, 18% and 24% of consolidated net revenues for the years 2002, 2001 and 2000, respectively.

Executive Products

We produce financial products such as directors’ and officers’, or D&O, liability and other miscellaneous professional liability for a variety of low to moderate classes of risks. Recent events affecting the economy have resulted in several insurers ceasing to write D&O coverage, and this has created an opportunity to raise rates significantly and reduce exposures. The package of coverages offered has been expanded to include a variety of coverages of interest to corporations and executives, such as employment practices liability and fiduciary liability. This is designed to give the product broader appeal. Net earned premiums totaled $8.4 million, $4.5 million and $3.0 million, or 2%, 1% and 1% of consolidated net revenues for the years 2002, 2001 and 2000, respectively.

Specialty Program Business

We began writing program business in 1998 through a broker in New Jersey. During 2001, we improved our infrastructure to streamline processing through automation and utilization of new technologies that shorten the time required to launch new products and programs. We continue to develop new programs for a variety of affinity groups. Coverages offered include: commercial property, general liability, commercial automobile, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting ‘‘in house’’ while continuing to rely upon program administrators for policy servicing and sales. Net earned premiums totaled $28.5 million, $8.5 million and $4.6 million for 2002, 2001 and 2000, respectively. These amounts represent 7%, 3% and 2% of consolidated net revenues for 2002, 2001 and 2000, respectively.

Commercial Transportation

In 1997, we opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $44.2 million, $23.5 million and $14.2 million, or 12%, 8% and 5% of consolidated net revenues for 2002, 2001 and 2000, respectively

Other

We offer a variety of other smaller programs, including deductible buy-back, in-home business, and employer’s excess indemnity. Net earned premiums from these lines totaled $17.3 million, $16.4 million and $17.3 million or 5%, 5% and 7% of consolidated net revenues for the years 2002, 2001 and 2000, respectively.

Property Segment

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and ‘‘difference in conditions,’’ which includes earthquake, wind, flood and collapse coverages written in the United States. We write coverage for a wide range of commercial and industrial risks such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. We also write boiler and machinery coverage under the same management as commercial property. In 2002, 2001, and 2000, net earned premiums totaled $82.2 million, $62.9 million and $51.8 million, or 22%, 20% and 20%, respectively, of our consolidated net revenues.

Homeowners/Residential Property

In 1997, we acquired a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $7.0 million, $7.9 million and $8.7 million, or 2%, 3% and 3% of consolidated net revenues for 2002, 2001, and 2000, respectively.

Other

We acquired property business as a part of our acquisition of Underwriters Indemnity Holdings on January 29, 1999. All property coverages associated with this business were non-renewed in accordance with allowed policy provisions. In 2000, net earned premiums were negative ($485,000), as reinsurance adjustments resulted in a reclass between premium earned and ceded commissions. This change resulted in no net impact to our bottom line. No premiums were earned on this business in 2002 or 2001.

Surety Segment

Our surety business focuses on writing contract bonds for small size contractors, energy-related business for oil and gas operators and a wide range of commercial surety bonds through independent agencies, regional and national brokers.  Net earned premium totaled $50.7 million, $45.3 million, and $34.7 million, or 13%, 15% and 13% of consolidated net revenues for 2002, 2001 and 2000, respectively.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity.  Within the United States alone, approximately 2,500 companies, both stock and mutual, actively market property and casualty products. Our primary competitors in our casualty segment include ACE, AIG, Great West Casualty, Berkshire Hathaway Insurance Group and others. Our primary competitors in our property segment include AIG, Markel Group, St. Paul Companies and others. Our primary competitors in our surety segment include Travelers, USF&G and Zurich Companies. The combination of products, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

Ratings

A.M. Best ratings for the industry range from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation) with some companies not being rated. Standard & Poor’s ratings for the industry range from ‘‘AAA’’ (Superior) to ‘‘CC’’ (Default Expected). Publications of both A.M. Best and Standard & Poor’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, both firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

During 2001, A.M. Best gave a group rating to the combined entity of both RLI Insurance Company and Mt. Hawley Insurance Company based on the similarities of management structure and strategy for the two firms. In 2002, the rating for the two companies was reaffirmed as ‘‘A’’, and both companies were assigned a financial size category of ‘‘IX’’. UIC’s A.M. Best rating for 2002 remained ‘‘A-’’ (Excellent). PIC’s A.M. Best rating for 2002 remained ‘‘A-’’ (Excellent). In 2002, Standard & Poor’s reaffirmed our ‘‘A+’’ rating, citing our strong operating performance, capitalization and risk management. As of December 31, 2002, we had no public debt outstanding; therefore, no debt rating existed.

Reinsurance

We reinsure a significant portion of our property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies.  Earned premiums ceded to non-affiliated reinsurers totaled $265.1 million, $194.3 million, and $161.5 million in 2002, 2001 and 2000, respectively.  Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We attempt to purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Of our top 10 largest reinsurers (listed below), two are rated by A.M. Best Company as ‘‘A++, Superior’’ (General Cologne Re and Transatlantic Re), five are listed as ‘‘A+, Superior’’ (American Re, Employers Re, Liberty Mutual, Everest Re and Toa-Re), and three are rated as ‘‘A, Excellent,’’ (Continental Casualty, Odyssey America Re and St. Paul Fire & Marine). All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 5% of shareholders’ equity.

The following table sets forth the largest reinsurers in terms of amounts recoverable, net of reinsurance payables from such reinsurers as of December 31, 2002.  Also shown are the amounts of written premium ceded by the Company to such reinsurers during 2002.

(in thousands)	Gross Reinsurer Exposure as of December 31, 2002	Percent of Total	Ceded Premiums Written	Percent of Total
American Re-Insurance Co.	$96,023	22.8%	$47,794	16.3%
Employers Reinsurance Corp.	55,976	13.3	37,517	12.8
General Cologne Re	47,143	11.2	31,426	10.7
Transatlantic Reinsurance Co.	18,011	4.3	2,460	0.8
Liberty Mutual Insurance Co.	16,344	3.9	13,389	4.6
Everest Reinsurance Co.	14,188	3.4	12,512	4.2
Continental Casualty Co.	10,757	2.6	4,027	1.4
St. Paul Fire & Marine Ins.	10,610	2.5	3,860	1.3
Toa-Re Insurance Co.	10,080	2.4	8,267	2.8
Odyssey America Re	10,019	2.4	3,962	1.3
All other reinsurers	132,337	31.2	128,601	43.8

Total ceded exposure	$421,488	100.0%	$293,815	100.0%

As of December 31, 2002, the Company held $13.9 million in irrevocable letters of credit, $8.5 million under trust agreements and $879,000 in cash to collateralize a portion of the total amount recoverable.

Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure reinsurance contracts, and collection risk, which relates to the ability to collect from the reinsurer on our claims. Much of our reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. It is common to find conditions in excess of loss covers, such as occurrence limits, aggregate limits and reinstatement premium charges. Our inland marine construction program incorporates these types of conditions. At the January 1, 2003 reinsurance renewals, we increased retentions in desired layers under certain programs. We increased our personal umbrella product line retentions from $500,000 to $1.0 million per occurrence. Our retention on our surety covers increased in large part due to the surety reinsurance marketplace. The surety cover incorporates aggregate limits and reinstatement charges. Through our various reinsurance programs, we have generally limited our maximum retained exposure on any one risk to $2.0 million.

In 2002 and 2001, our property underwriting was supported by up to $250.0 million in traditional catastrophe reinsurance protection, subject to certain retentions for two catastrophic events. We continuously monitor and quantify our exposure to earthquake risk, the most significant catastrophe exposure to us, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business. From both perspectives, we consider the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent moderate to high loss potential at varying return periods and magnitudes.  Using our models, we manage the probability that an earthquake event would exceed our reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) to less than 1.0%. We examine the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model. Using our models, we also manage the probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus to less than 0.5%.

In 2002, we continued our innovative catastrophe reinsurance and loss financing program with Zurich Insurance Company (Zurich). The program, called Catastrophe Equity Puts (CatEPuts), augments our traditional reinsurance by allowing us to put up to $50.0 million of convertible preferred shares to Zurich at $1,000 per share in the event of a catastrophic loss, provided the loss does not reduce GAAP (accounting principles generally accepted in the United States of America) equity to less than $55.0 million. The preferred shares are convertible to common stock at the current market rate. CatEPuts began as a multi-year program and is designed to enable us to continue operating after a loss of such magnitude that our reinsurance capacity is exhausted. If we exercise our option to put preferred shares to Zurich, then Zurich, in turn, has the option to reinsure certain business written by us on a prospective basis. We have the option to repurchase the preferred shares in a three- to -four-year period after issuance. In November 2000, we renewed this agreement for an additional three-year period. The annual commitment fee is recognized as a decrease in shareholders’ equity.

Factors Affecting Specialty Property and Casualty Profitability

The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate adequacy, the severity and frequency of claims, natural disasters, state regulation, default of reinsurers, interest rates, general economic conditions and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses.  One of the distinguishing features of the property and casualty insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years’ duration. Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued and companies continue to post underwriting losses but remain profitable through investment income gains. For 2001, the industry’s statutory combined ratio was 115.9, representing the worst performance for the property and casualty industry ever. Poor underwriting and investment losses both contributed to the results. For 2002, the industry is expected to improve to a 106.3 statutory combined ratio. We believe that certain other factors affect our ability to underwrite specialty lines successfully, including the following:

Specialized Underwriting Expertise

We employ experienced professionals in our underwriting offices. Each office restricts its production and underwriting of business to certain classes of insurance reflecting the particular areas of expertise of its key underwriters. In accepting risks, all independent and affiliated underwriters are required to comply with risk parameters, retention limits and rates prescribed by our underwriting group, which reviews submissions and periodically audits and monitors underwriting files and reports on losses over $250,000. Compensation of senior underwriters is substantially dependent on the profitability of the business for which they are responsible. The loss of any of these professionals could have an adverse effect on our underwriting abilities and earnings in these lines.

Retention Limits

We limit our net retention of single and aggregate risks through the purchase of reinsurance (see ‘‘Business—Reinsurance’’). The amount of reinsurance available fluctuates according to market conditions. Reinsurance arrangements are subject to annual renewal. Any significant reduction in the availability of reinsurance or increase in the cost of reinsurance could adversely affect our ability to insure specialty property and casualty risks at current levels or to add to the amount thereof.

Claims Adjustment Ability

We have a professional claims management team with proven experience in all areas of multi-line claims work. This team supervises the handling and resolution of all claims and directs all outside legal and adjustment specialists on an individual claim and/or audit basis. Whether a claim is being handled by our claim specialist or has been assigned to a local attorney or adjuster, detailed attention is given to each claim to minimize loss expenses while providing for loss payments in a fair and equitable manner.

Expense Control

Our management continues to review all areas of our operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting our growth. We maintain a philosophy of acquiring and retaining talented insurance professionals and building infrastructure to support continued growth. Other insurance operating expenses totaled 3% of gross written premiums for 2002, compared to 4% of gross written premium in 2001 and 2000.

Marketing and Distribution

Broker Business

The largest volume of broker generated premium is commercial property, general liability, commercial surety, commercial umbrella and commercial automobile. This business is produced through wholesale and retail brokers who are not affiliated with us.

Independent Agent Business

Our Surety Division offers its business through a variety of independent agents. Additionally, we write program business, such as personal umbrella and the in-home business policy, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria, which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through our system.

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to underwrite business on our behalf. These underwriting general agencies may receive some compensation through contingent profit commission. Otherwise, producers of business who are not our employees are generally compensated on the basis of direct commissions with no provision for any contingent profit commission.

E-commerce

We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations and in-home businesses, small commercial and personal umbrella risks, liability insurance for artisan contractors and private investigators, California difference in conditions and New Madrid earthquake property coverages and surety bonding.

Environmental Exposures

We are subject to environmental claims and exposures through our commercial umbrella, general liability and discontinued assumed reinsurance lines of business. Within these lines our environmental exposures include environmental site cleanup, asbestos removal and mass tort liability. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2002, 2001 and 2000:

	December 31
Inception-to-date (in thousands)	2002	2001	2000
Loss and Loss Adjustment Expense (LAE) payments
Gross	$32,953	$26,120	$23,720
Ceded	(20,212)	(15,006)	(14,070)
Net	$12,741	$11,114	$9,650
Unpaid losses and LAE at end of year
Gross	$31,282	$26,540	$17,110
Ceded	(21,444)	(15,465)	(9,220)
Net	$9,838	$11,075	$7,890

Our environmental exposure is limited, relative to that of other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem, and adopted the appropriate coverage exclusions.    The ultimate liability for this exposure is difficult to assess because of the extensive and complicated litigation involved in the settlement of claims and evolving legislation on such issues as joint and several liability, retroactive liability and standards of cleanup. Additionally, we participate primarily in the excess layers of coverage, where accurate estimates of ultimate loss are more difficult to derive than for primary coverage.

Losses and Settlement Expenses

Significant time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s settlement of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities. These reserves represent estimates of amounts required to pay claims and related expenses in future accounting periods for insured events that have occurred as of the current accounting date.

When a claim is reported, our claim department establishes a ‘‘case reserve’’ for the estimated amount of the ultimate payment, within 90 days of the receipt of the claim. This estimate reflects the informed judgment of professional claim personnel, based on the nature and estimated settlement value of the specific type of claim. Estimates for losses incurred but not yet reported (IBNR) are determined on the basis of  our past and/or analogous insurance industry experience. For lines of business without sufficiently large numbers of policies or for which our own experience is sparse, industry average loss and loss expense development patterns are considered.  To the extent that the industry average development experience improves or deteriorates over time, and is incorporated in our analysis of our required reserves, we adjust our reserves to take account of the change in development patterns.

As part of our reserve estimation process, the available historical data is reviewed and consideration given to the anticipated effect of other relevant factors, such as legal developments and economic conditions, including the effects of inflation.   Changes in reserves from prior years’ estimates are calculated based on experience as of the end of each succeeding year (loss and loss expense development).  Estimates of ultimate losses and loss expenses are increased or decreased as more information becomes known about the frequency and severity of losses for individual years.  We do not discount (recognize the time value of money) in reporting our estimated reserves for losses and settlement expenses.

These reserves are closely monitored and reviewed by our management, with changes in reserve amounts booked in prior accounting periods reflected as a component of earnings in the current accounting period. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate cost of claims and claim expenses will not exceed the amounts reserved. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at December 31, 2002 are adequate to meet our future obligations.

The table which follows is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2002, 2001 and 2000.

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Unpaid losses and LAE at beginning of year:
Gross	$604,505	$539,750	$520,494
Ceded	(277,255)	(239,696)	(245,580)
Net	327,250	300,054	274,914
Increase (decrease) in incurred losses and LAE:
Current accident year	189,597	146,909	126,220
Prior accident years	13,525	8,967	(1,634)
Total incurred	203,122	155,876	124,586

Loss and LAE payments for claims incurred:

Current accident year	(39,467)	(35,738)	(34,373)
Prior accident years	(98,953)	(92,788)	(65,216)
Total paid	(138,420)	(128,526)	(99,589)

Insolvent reinsurer charged off (recovered)	—	(242)	143
Loss reserves commuted	—	88	—
Net unpaid losses and LAE at end of year	$391,952	$327,250	$300,054

Unpaid losses and LAE at end of year:
Gross	732,838	604,505	539,750
Ceded	(340,886)	(277,255)	(239,696)
Net	$391,952	$327,250	$300,054

A unique challenge in our industry is that insurance products must be priced before costs have fully developed and liabilities must be estimated to recognize future loss and settlement costs. Through our reserve analysis process, deviations occur from initial reserve estimates as we compare our estimates to reported claims, claim payments made and additional information available as of each evaluation date. Over time, the ultimate settlement value of claims is updated and revised as these factors evolve, until all related claims are settled. As a relatively small insurer, our experience will ordinarily fluctuate from period to period. While we attempt to identify and react to changes in the loss environment, during the reserve analysis process, we must exercise our best judgment in establishing and adjusting initial reserve estimates.

See Item 3 “Legal Proceedings” for a discussion of a surety loss contingency, the resolution of which may impact future development related to our liability for loss and LAE.

A discussion of significant components of reserve development for the three most recent calendar years follows:

2002. During 2002, we experienced approximately $13.5 million of adverse development on prior loss and loss expense reserves. Of this, $5.6 million is attributable to the surety segment where economic factors continued to cause deterioration in the contract surety portion of this business; $2.6 million of development is attributable to a program business component of commercial automobile, which is now in runoff. The IBNR initially booked for this business, which represented a new class of business for us, turned out to be inadequate as the experience matured principally because of higher than anticipated claim frequency. An additional $1.3 million is attributable to reserve development on discontinued ocean marine exposure. The remaining amount is the aggregate of amounts from various discontinued classes of business.

2001. During 2001, we experienced $9.0 million of adverse development on loss reserves. Of this total, approximately $3.1 million of development occurred in the property segment. The higher-than-expected losses were caused by more claims of greater average cost than anticipated. They were mainly due to slower reporting of losses on international and certain other property lines written in 1999 and 2000. While we are a U.S. property-casualty insurer and do not maintain offices or staff outside of the U. S., we began to accept business on international property exposures in these years. Our typical international exposures represented larger and more complex risks, both in terms of physical sense and total exposed values, than our primary property book. Our direct exposure was usually a small portion of an excess layer.  We relied upon local brokers and claims examiners to communicate information necessary to assess our ultimate losses. As a result, ultimate losses were reported slower in this segment than had been experienced with other property losses.  Because the insured properties/operations were large and complex, and the losses reached our excess coverage layer, the ultimate cost of the claim was not determined until later, which increased the inherent variability of those estimates. As we received subsequent and more accurate estimates of loss, we adjusted our ultimate estimates of loss accordingly. We discontinued writing international business in 2000.

The surety segment experienced $2.8 million in adverse development, primarily in the contract bond sector. Contract surety experienced losses beyond expectations, due in part to the economic slowdown over the past year. Additionally, the casualty segment experienced $3.1 million in adverse development, principally in the commercial umbrella book. Growth in commercial long-haul transportation business written in 1999 and 2000 resulted in losses exceeding our traditional commercial umbrella experience. This effect was recognized in 2001, and we no longer write this class of business. Our commercial umbrella coverage provides liability coverage in excess of, and in addition to, primary liability policies. In 1998, we began writing commercial umbrella business through a new production facility that specialized in commercial long-haul transportation business. In general, the business produced by this facility was measurably less profitable than the business written previously. Before engaging this facility, we had materially less for-hire transportation exposure, including long-haul exposure. The increase in for-hire transportation business included more claims of greater average cost, which distorted historical development patterns. Due to the low frequency / high severity nature of commercial umbrella claims, incremental information provided by any subset of claims is not conclusive in itself. It is therefore difficult to react meaningfully to significant changes in experience, such as occurred in the 1999 and 2000 results on this product.

2000. During 2000, we experienced $1.6 million of favorable development on the casualty segment’s loss reserves. Favorable development on casualty claims resulted from claim settlements and reevaluations of case reserves during the accounting period which were, in the aggregate, less than the IBNR and case reserves established at the beginning of the period.

The table on the following page presents the development under GAAP of our balance sheet reserves from 1993 through 2002. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but were not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

	Year Ended December 31,
(Dollars in thousands)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
	& PRIOR
Net Liability for unpaid losses and Settlement expenses at end of year	$175,491	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	391,952
Paid (cumulative) as of:
One year later	36,416	46,905	37,505	47,999	54,927	53,892	65,216	92,788	98,953
Two years later	63,675	73,972	75,485	85,342	98,188	88,567	113,693	155,790
Three years later	84,614	100,936	103,482	112,083	120,994	114,465	149,989
Four years later	96,741	121,834	121,312	129,846	136,896	132,796
Five years later	106,631	135,524	132,045	139,006	149,324
Six years later	114,777	143,377	137,729	146,765
Seven years later	120,760	146,333	143,393
Eight years later	122,409	151,156
Nine years later	124,910

Liability re-estimated as of:
One year later	166,666	218,499	220,185	240,264	245,150	243,270	273,230	309,021	340,775
Two years later	164,218	214,352	228,636	242,865	248,762	233,041	263,122	301,172
Three years later	157,286	212,964	222,761	233,084	232,774	229,750	263,639
Four years later	168,782	217,790	210,876	219,888	220,128	217,476
Five years later	163,127	207,355	202,596	207,148	218,888
Six years later	156,210	199,632	191,805	201,245
Seven years later	150,381	190,646	186,884
Eight years later	143,353	187,398
Nine years later	142,881
Net cumulative redundancy (deficiency)	$32,610	$17,373	$45,424	$46,561	$29,664	$29,786	$11,275	$(1,118)	$(13,525)

Gross liability	$310,767	$394,966	$418,986	$405,801	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838
Reinsurance recoverable	(135,276)	(190,195)	(186,678)	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)
Net liability	$175,491	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952

Gross re-estimated liability	$277,353	$386,952	$400,886	$387,219	$409,302	$381,839	$575,213	$680,039	$663,369
Re-estimated recoverable	(134,472)	(199,554)	(214,002)	(185,974)	(190,414)	(164,363)	(311,574)	(378,867)	(322,594)
Net re-estimated liability	$142,881	$187,398	$186,884	$201,245	$218,888	$217,476	$263,639	$301,172	$340,775
Gross cumulative redundancy (deficiency)	$33,414	$8,014	$18,100	$18,582	$(5,039)	$33,684	$(54,719)	$(140,289)	$(58,864)

Operating Ratio

Premiums to Surplus Ratio

The following table shows, for the periods indicated, our insurance subsidiaries’ statutory ratios of net premiums written to policyholders’ surplus. While there is no statutory requirement applicable to us that establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners, or NAIC, provide that this ratio should generally be no greater than 3 to 1.

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000	1999	1998

Statutory net premiums written	$413,638	$315,213	$260,853	$227,624	$145,701
Policyholders’ surplus	401,269	289,997	309,945	286,247	314,484
Ratio	1.0 to 1	1.1 to 1	.8 to 1	.8 to 1	.5 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2002	2001	2000	1999	1998

Loss ratio	58.4	57.1	53.8	49.4	45.4

Expense ratio	37.2	40.1	41.0	41.8	42.8

Combined ratio	95.6	97.2	94.8	91.2	88.2

We also calculate the statutory combined ratio, which is not indicative of GAAP underwriting profits due to accounting for policy acquisition costs differently for statutory accounting purposes compared to GAAP. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written.

	Year Ended December 31,

Statutory

2002

2001

2000

1999

1998

Loss ratio

58.4

57.1

53.8

47.6

(3)

48.0

Expense ratio	34.0		38.7		42.0		42.5	(3)	40.4

Combined ratio	92.4		95.8		95.8		90.1	(3)	88.4

Industry combined ratio	106.3	(1)	115.9	(2)	110.1	(2)	107.8	(2)	105.6	(2)

(1)           Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2002.

(2)           Source:  A.M. Best Aggregate & Averages — Property-Casualty (2002 Edition) statutory basis.

(3)           The ratios presented include the results of UIC and PIC only from the date of acquisition, January 29, 1999.

Investments

Oversight of our investment portfolios is conducted by an investment committee of our board of directors. We follow an investment policy that is reviewed quarterly and revised periodically.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. For these reasons, our primary investment criteria are quality and liquidity, followed by yield and potential for appreciation. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. The majority of our fixed income investments are U.S. government or AA-rated or better taxable and tax-exempt securities. Common stock investments are limited to securities listed on the national exchanges and rated by the Securities Valuation Office of the NAIC. With the exception of a small warrant position in a private equity investment, our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite its low volatility, our overall portfolio’s fairly conservative approach has contributed significantly to our historic growth in book value.

During 2002, we allocated the majority of our operating, financing and portfolio cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade corporate, municipal or U.S. Government or agency debt instruments. As part of our investment philosophy, we attempt to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top three grades of investment security quality by Standard & Poor’s and Moody’s (i.e. AAA, AA, and A). As of December 31, 2002, 98% of the fixed income portfolio was rated A or better and 87% was rated AA or better. We limit interest rate risk by restricting and managing acceptable call provisions among new security purchases.

As of December 31, 2002, the municipal bond component of the fixed income portfolio increased $66.7 million, to $262.3 million and comprised 36.2% of our total fixed income portfolio, versus 42.3% of the total portfolio at year-end 2001. The taxable U.S. government and agency portion of the fixed income portfolio increased by $132.5 million to $288.2 million, or 39.8% of the total versus 33.7% at year-end 2001. Investment grade corporate securities totaled $174.3 million compared to $111.0 million at year-end 2001 and comprised 24.0% of our total fixed income portfolio, the same as at year-end 2001.

We follow a program of matching assets to anticipated liabilities that, factored against ultimate payout patterns and the resulting payout streams, are funded with the purchase of fixed-income securities of like maturity. Management believes that both liquidity and interest rate risk can best be minimized by such asset/liability matching.

We currently classify 32% of the securities in our fixed-income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed-income portfolio are classified as available-for-sale (67%) or trading (1%) and are carried at fair market value. As of December 31, 2002, we maintained $493.0 million in fixed-income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. During 2002, pretax unrealized gains on the available-for-sale fixed income portfolio totaled $14.9 million.

Aggregate maturities for the fixed-income portfolio are as follows:

(in thousands) Maturity Year	Par Value	Amortized Cost	Fair Value	Carrying Value

2003	$31,975	$32,043	$32,587	$32,048
2004	108,312	108,891	110,025	109,178
2005	29,205	29,379	31,076	29,611
2006	50,140	50,357	54,055	51,722
2007	35,900	36,280	39,393	37,391
2008	48,285	49,023	52,808	51,206
2009	60,175	60,760	66,124	62,900
2010	53,140	55,325	58,967	56,818
2011	63,305	65,225	70,036	68,610
2012	66,945	70,027	72,223	71,554
2013	30,137	31,420	33,280	32,261
2014	20,650	21,791	22,801	22,410
2015	9,394	9,691	10,118	9,804
2016	1,800	1,863	1,947	1,940
2017	20,330	20,552	20,961	20,961
2018	0	0	0	0
2019	0	0	0	0
2020	0	0	0	0
2021	3,500	3,858	4,126	4,126
2022	0	0	0	0
2023	1,000	1,098	1,232	1,232
2024	0	0	0	0
2025	2,050	2,040	2,166	2,166
2026	0	0	0	0
2027	2,030	2,011	2,132	2,132
2028	1,102	1,112	1,148	1,148
2029	3,679	3,656	3,853	3,853
2030	2,531	2,517	2,650	2,650
2031	19,131	19,005	20,073	20,073
2032	7,610	7,546	7,906	7,906
2033	2,000	2,263	2,293	2,293
2034	3,000	3,015	3,087	3,087
2035	6,000	6,416	6,749	6,749
2036	2,000	2,009	2,106	2,106
2037	2,000	2,010	2,074	2,074
2038	500	503	508	508
2039	2,000	2,121	2,201	2,201
2040	0	0	0	0
2041	0	0	0	0
2042	0	0	0	0
2043	2,000	2,044	2,078	2,078
	$691,826	$705,851	$742,783	$724,796

At December 31, 2002, our equity securities were valued at $227.3 million, a decrease of $50.3 million from the $277.6 million held at the end of 2001. During 2002, pretax unrealized loss on equity securities totaled $49.0 million for the year. Equity securities represented 22.7% of cash and invested assets at the end of 2002, a decrease from the 35.0% at year-end 2001. As of the year-end,  total equity investments held at the operating companies represented 55.0% of the combined statutory surplus of the insurance subsidiaries. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

Combined cash and short-term investments totaling $47.9 million at year-end 2002 represented 4.8% of cash and invested assets versus 6.8% the prior year.  Our short-term investments consist of U.S. government and agency backed money market funds and the highest rated commercial paper.

Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2002	2001	2000	1999	1998
Average Invested Assets (1)	$896,785	$774,826	$723,677	$684,269	$640,576
Investment Income (2)(3)	37,640	32,178	29,046	26,015	23,937
Realized Gains/(Losses) (3)	(3,552)	4,168	2,847	4,467	1,853
Change in Unrealized Appreciation/(Depreciation) (3)(4)	$(34,091)	$(30,268)	$20,537	$(16,263)	$36,183
Annualized Return on Average Invested Assets	0.0%	0.8%	7.2%	2.1%	9.7%

(1)  Average of amounts at beginning and end of each year.

(2)  Investment income, net of investment expenses, including non-debt interest expense.

(3)  Before income taxes.

(4)  Relates to available-for-sale fixed income and equity securities.

Regulation

State Regulation

As an insurance holding company, we, as well as our insurance subsidiaries, are subject to regulation by the states in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system.

The insurance holding company laws also require that ordinary dividends be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100% of the insurer’s statutory net income for the most recent calendar year or 10% of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. ‘‘Control’’ is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of us or our insurance company subsidiaries, would generally require the party acquiring control to obtain prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in material delay of, or deter, any such transaction.

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and to require fair and adequate treatment and service for policyholders are enforced by filing, reporting and examination requirements. Market oversight is conducted by monitoring and periodically examining trade  practices, approving policy forms, licensing of agents and brokers, and requiring the filing and in some cases, approval, of premiums and commission rates to ensure they are fair and equitable. Such restrictions may limit the ability of our insurance company subsidiaries to introduce new products or implement desired changes to current premium rates or policy forms. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic reporting procedures (annually, quarterly, or more frequently if necessary), and periodic examinations.

The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which show the business as a  going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. The National Association of Insurance Commissioners (NAIC) developed a codified version of these statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. The industry adopted this codified standard beginning January 1, 2001. This adoption required our insurance company subsidiaries to recognize a cumulative effect adjustment to statutory surplus for the difference between the amount of surplus at the beginning of the year and the amount of surplus that would have been reported at that date if the new codified standard had been applied retroactively for all prior periods.  This cumulative effect adjustment decreased consolidated statutory surplus by $23.9 million as of January 1, 2001, primarily due to the recognition of deferred tax liabilities. This statutory adjustment had no impact on our GAAP financial statements as presented in this report.

Under state insurance laws, our insurance company subsidiaries cannot treat reinsurance ceded to an unlicensed or non-accredited reinsurer as an asset or as a deduction from its liabilities in their statutory financial statements, except to the extent that the reinsurer has provided collateral security in an approved form, such as a letter of credit. As of December 31, 2002, $758,000 of our reinsurance recoverables were due from unlicensed or non-accredited reinsurers that had not provided us with approved collateral.

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

State regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers’ and agents’ licenses to transact business in the state. The manner of operating in particular states may vary according to the agent/broker licensing requirements of the particular state, which may, among other things, require a firm to operate in the state through a corporation. In a few states, licenses are issued only to individual residents.

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by the policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to between 1% and 2% of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future depending upon the rate of insolvencies of insurance companies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas:

Terrorism Exclusion Regulatory Activity

After the events of September 11, 2001, the NAIC urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by the Insurance Services Office, Inc. The ISO endorsement included certain coverage limitations. Many states allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (Act) became law. The Act provides for a federal backstop for terrorism losses as defined by the Act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and Attorney General of the U.S. The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the Act. The Act further states that until December 31, 2003, rates and forms for terrorism risk insurance covered by the Act are not subject to prior approval or a waiting period under any applicable state law. Rates and forms of terrorism exclusions and endorsements are subject to subsequent review.

Mold Contamination

The property-casualty insurance industry experienced an increase in claim activity in 2001 and 2002 pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The insurance industry foresees increased state legislative activity pertaining to mold contamination in 2003. We will closely monitor litigation trends in 2003, and continue to review relevant insurance policy exclusion language.

Privacy

As mandated by the federal Gramm-Leach-Bliley Act (Act), enacted in 1999, states in 2001 continued to promulgate and refine regulations that require financial institutions, including insurance licensees, to take certain steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Act. In 2002, to further facilitate the implementation of the Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have initiated processes and implemented procedures to comply with the privacy requirements of the Act.

Federal Regulation

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. We are monitoring the following initiatives:

Terrorism Risk Insurance Act of 2002

Under the Terrorism Risk Insurance Act of 2002 (Act), coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90% of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is based upon a percentage of direct earned premium for property and casualty policies. Coverage under the Act must be made available, with certain limited exceptions, in all commercial property and casualty insurance policies.

We have begun the process of providing appropriate coverage notifications in accordance with the Act. It is anticipated that previous exclusions for terrorism events not covered under the Act will continue to be utilized.

Financial Services Modernization

The Gramm-Leach-Bliley Act (Act) was signed into law on November 12, 1999. The principal focus of the Act is to facilitate affiliations among banks, securities firms and insurance companies. The ability of banks and securities firms to affiliate with insurers may increase the number, size and financial strength of potential competitors. As noted above, the Act also includes requirements for the privacy of certain consumer and customer information by financial institutions, including insurance licensees.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Act), enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The Act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the Securities and Exchange Commission, disclosures pertaining to the adoption of a Code of Ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. We will continue to implement procedures to maintain compliance with the Act.

Licenses and Trademarks

Replacement Lens Inc., or its designated employees, must be licensed to act as resident or non-resident producers by regulatory authorities in the states in which it operates.  RLI Insurance Company obtained service mark registration of the letters ‘‘RLI’’ in 1998,  ‘‘eRLI’’ and ‘‘RLINK’’ in 2000, and “eFiduciary” in 2002, in the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is ten years unless renewed.

Clientele

No significant part of our business is dependent upon a single client or upon a very few clients, the loss of any one of which would have a material adverse effect on us.

Employees

We employ a total of 583 associates. Of the 583 total associates, 68 are part-time and 515 are full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report.  These statements relate to our expectations, hopes, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us.  Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors.  Actual results could differ materially from those in forward looking statements.  We assume no obligation to update any such statements.  You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

(d)                                 Financial Information about Foreign and Domestic Operations and Export Sales.

For purposes of this discussion, foreign operations are not considered material to the Company’s overall operations.

Item 2.  Properties

We own a two-story, 80,000 square foot building in Peoria, Illinois, which serves as our corporate headquarters.

Located on the same 15 acre campus is a 12,800 square foot building. We use nearly 9,800 square feet of this building as warehouse storage for records and equipment. We use the remaining 3,000 square feet as office/conference space.

Additionally, we own two other buildings near our headquarters. One, a 19,000 square foot building is leased to two branch offices of our subsidiary, RLI Insurance Company, and the remaining 1,723 square feet are used for record and furniture storage.

All other operations lease the office space that they need in various locations throughout the country.

Item 3.  Legal Proceedings

The following is a description of a complex set of litigation wherein we are both a plaintiff and a defendant.  While it is impossible to ascertain the ultimate outcome of this matter at this time, we believe, based upon facts known to date and the opinion of trial counsel, that our position is meritorious.  Management’s opinion is that the final resolution of these matters will not have a material adverse effect on our financial statements taken as a whole.

We are the plaintiff in an action captioned RLI Insurance Co. v. Commercial Money Center, et al., which was filed in U.S. Court, Southern District of California (San Diego) on February 1, 2002. Other defendants in that action are Commerical Servicing Corporation (“CSC”), Sterling Wayne Pirtle, Anita Pirtle, Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank and Sky Bank. We filed a similar complaint against the Bank of Waukegan in San Diego, California Superior Court. Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank, Sky Bank and Bank of Waukegan are referred to as Investor Banks. The litigation arises out of the equipment and vehicle leasing program of Commercial Money Center (CMC). CMC originated leases, procured bonds pertaining to the performance of obligations of each lessee under each lease, then formed ‘‘pools’’ of such leases that it marketed to banks and other institutional investors. We sued for rescission and/or exoneration of the bonds we issued to CMC and sale and servicing agreements we entered into with CMC and the Investor Banks, which had invested in CMC’s equipment leasing program. We contend we were fraudulently induced to issue the bonds and enter into the agreements by CMC, who misrepresented and concealed the true nature of its program and the underlying leases originated by CMC (for which bonds were procured). We also sued for declaratory relief to determine our rights and obligations, if any, under the instruments. Each Investor Bank disputes our claims for relief. CMC is currently in Chapter 7 bankruptcy proceedings.

Between the dates of April 4 and April 18, 2002, each Investor Bank subsequently filed a complaint against us in various state courts, which we removed to U.S. District Courts. Each Investor Bank sued us on certain bonds we issued to CMC as well as a sale and servicing agreement between the Investor Bank, CMC and us. Each Investor Bank sued for breach of contract, bad faith and other extra-contractual theories. We have answered and deny each Investor Bank’s entitlement to relief. The Investor Banks claim entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorneys’ fees and interest. The litigation to date has focused on issues of jurisdiction, venue and consolidation of the proceedings. We dispute both liability and damages. Based on the facts and circumstances now known to us, we believe that we have meritorious defenses to these claims. We are vigorously disputing liability and are vigorously asserting our positions in the pending litigation.  Our financial statements contain an accrual for defense costs related to this matter, as well as an accrual to cover recision of collected premiums related to the program.  In our opinion, final resolution of this matter will not have a material adverse effect on our financial statements, taken as a whole.  However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.

In addition, we are party to numerous claims and lawsuits that arise in the normal course of our business.  Many of such claims or lawsuits involve claims under policies that we underwrite as an insurer.  We believe that the resolution of these claims and lawsuits will not have a material adverse effect on our financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Refer to the Corporate Data on page 85 of the Annual Report to Shareholders for the year ended December 31, 2002 attached in Exhibit 13.

During 2002, the Company contributed and/or sold 24,573 of its Treasury shares to the Company’s Employee Stock Ownership Plan, the Directors Deferred Compensation Plan, the Key Employee Excess Benefit Plan and the Executive Deferred Compensation Plan (collectively referred to as “Plans”) for a total amount of $634,584.    The shares were contributed and/or sold at the closing market price as of the date the transfers were initiated.   Exemption from registration is provided under Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 86 through 87 of the Annual Report to Shareholders for the year ended December 31, 2002 attached in Exhibit 13.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 43 of the Annual Report to Shareholders for the year ended December 31, 2002 attached in Exhibit 13.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 18 through 20 of the Annual Report to Shareholders attached in Exhibit 13.

In evaluating our results from ongoing operations, we often analyze performance using a non-GAAP measure called net operating earnings.  We calculate net operating earnings by adjusting net earnings to exclude after-tax realized investment gains/losses, which are typically generated through market and tax strategies not related to our near-term operating performance objectives.  Operating earnings is a measure useful to gauge our core operating performance across reporting periods and against competitors.  While this measure may not be comparable to the definition used by all companies, it is quite common in the insurance industry.  Net operating earnings should not be viewed as a substitute for net earnings determined in accordance with GAAP.  When presented, this measure will be accompanied by a table that reconciles net earnings, as defined by GAAP, to net operating earnings.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 43 of the Annual Report to Shareholders for the year ended December 31, 2002 attached in Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 44 through 80 of the Annual Report to Shareholders for the year ended December 31, 2002 attached in Exhibit 13.  (See Index to Financial Statements and Schedules attached on page 27.)

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

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures in January 2003 and believe that they are effective.

Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 37-38.

(b)                                 No reports on Form 8-K were filed during the last quarter of 2002.

(c)                                  Exhibits.  See Exhibit Index on pages 37-38.

(d)                                 Financial Statement Schedules.  The schedules included on attached pages 27 through 36 as required by Regulation S-X are excluded from the Company’s Annual Report to Shareholders.  See Index to Financial Statements and Schedules on page 27.  There is no other financial information required by Regulation S-X that is excluded from the Company’s Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:	/s/ Joseph E. Dondanville
J. E. Dondanville
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael
J.E. Michael, President, CEO
(Principal Executive Officer)

Date:	March 7, 2003
* * * * *

By	/s/ Joseph E. Dondanville
J. E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 7, 2003
* * * * *

By:	/s/ Gerald D. Stephens
G. D. Stephens, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Richard H. Blum

R.H. Blum, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Bernard J. Daenzer
B. J. Daenzer, Director

Date:	March 7, 2003
* * * * *

By:	/s/ William R. Keane
W. R. Keane, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Gerald I. Lenrow
G. I. Lenrow, Director

Date:	March 7, 2003
* * * * *

By:	/s/ F. Lynn McPheeters

F.L. McPheeters

Date:	March 7, 2003
* * * * *

By:	/s/ Jonathan E. Michael
J.E. Michael, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Edwin S. Overman
E. S. Overman, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Edward F. Sutkowski
E. F. Sutkowski, Director

Date:	March 7, 2003
* * * * *

By:	/s/ Robert O. Viets
R. O. Viets, Director

Date:	March 7, 2003
* * * * *

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jonathan E. Michael, certify that:

1. I have reviewed this annual report on Form 10-K of RLI Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Jonathan E. Michael
Jonathan E. Michael
President & CEO

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph E. Dondanville, certify that:

1. I have reviewed this annual report on Form 10-K of RLI Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Senior VP, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Data Submitted Herewith:

Report of Independent Auditors
Schedules:

I.	Summary of Investments - Other than Investments in Related Parties at December 31, 2002.

II.	Condensed Financial Information of Registrant for the three years ended December 31, 2002.

III.	Supplementary Insurance Information for the three years ended December 31, 2002.

IV.	Reinsurance for the three years ended December 31, 2002.

V.	Valuation and Qualifying Accounts

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Independent Auditors’ Report

The Board of Directors and Shareholders

RLI Corp.:

Under date of January 21, 2003, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2002 RLI Corp. and Subsidiaries adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.”  Also as discussed in note 1 to the consolidated financial statements, in 2001 RLI Corp. and Subsidiaries adopted the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

KPMG LLP

Chicago, Illinois
January 21, 2003

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment (in thousands)	Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
Available-for-sale
U.S. government	$199,245	$204,851	$204,851
Corporate	160,855	170,312	170,312
States, political subdivisions, and revenues	106,379	109,656	109,656
Total available-for-sale	466,479	484,819	484,819
Fixed maturities:
Bonds:
Held-to-maturity
U. S. government	$79,220	$86,252	$79,220
States, political subdivisions, and revenues	152,561	163,516	152,561
Total held-to-maturity	231,781	249,768	231,781
Trading
U.S. government	3,757	4,084	4,084
Corporate	3,734	4,000	4,000
States, political subdivisions, and revenues	100	112	112
Total trading	7,591	8,196	8,196

Total fixed maturities	705,851	742,783	724,796
Equity securities, available-for-sale:
Common stock:
Public utilities	33,561	48,591	48,591
Banks, trusts and insurance companies	11,369	26,594	26,594
Industrial, miscellaneous and all other	91,353	152,157	152,157
Total equity securities	136,283	227,342	227,342

Short-term investments	47,889	47,889	47,889
Total investments	$890,023	$1,018,014	$1,000,027

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1)           Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2002	2001
ASSETS

Cash	$(223)	$3
Investments in subsidiaries/investees, at equity value	464,811	353,450
Equity securities available-for-sale, at fair value (Cost—$2,295 in 2002 and $7,920 in 2001)	3,281	13,737
Federal income tax receivable	—	315
Property and equipment, at cost, net of accumulated depreciation of $291 in 2002 and $86 in 2001	6,357	6,626
Other assets	806	963
Total assets	$475,032	$375,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, current	$5,453	$4,568
Notes payable, short-term	6,500	30,000
Income taxes payable—current	552	—
Income taxes payable—deferred	5,537	5,010
Other liabilities	435	84
Total liabilities	18,477	39,662

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 30,472,864 shares in 2002 and 12,820,727 pre-split shares in 2001)	30,473	12,821
Paid in Capital	170,205	73,181
Accumulated other comprehensive earnings, net of tax	71,297	93,476
Retained earnings	265,573	237,006
Deferred compensation	5,531	6,040
Treasury shares at cost (5,791,689 shares in 2002 and 2,908,131 pre-split shares in 2001)	(86,524)	(87,092)
Total shareholders’ equity	456,555	335,432
Total liabilities and shareholders’ equity	$475,032	$375,094

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2002	2001	2000
Net investment income	$237	$256	$153
Net realized investment gains	207	356	936
Selling, general and administrative expenses	(3,506)	(2,636)	(3,388)
Interest expense on debt	(914)	(1,020)	(1,417)
	(3,976)	(3,044)	(3,716)
Income tax benefit	(565)	(621)	(474)
Net loss before equity in net earnings of subsidiaries/investees	(3,411)	(2,423)	(3,242)
Equity in net earnings of subsidiaries/investees	39,263	33,470	31,935
Net earnings	$35,852	$31,047	$28,693
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,968)	$(873)	$814
Less: Reclassification adjustment for gains included in net earnings	(134)	(231)	(545)
Other comprehensive earnings (loss) — parent only	(2,102)	(1,104)	269
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(20,077)	(18,570)	13,080
Other comprehensive earnings (loss)	(22,179)	(19,674)	13,349
Comprehensive earnings	$13,673	$11,373	$42,042

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2002	2001	2000

Cash Flows from Operating Activities
Loss before equity in net earnings of subsidiaries/investees	$(3,411)	$(2,423)	$(3,242)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(207)	(356)	(936)
Depreciation	241	40	57
Other items, net	505	(63)	(188)
Change in:
Affiliate balances payable	239	1,827	1,468
Federal income taxes	2,814	1,038	395
CatEPut Payment	(950)	(950)	(1,417)
Net cash used in operating activities	(769)	(887)	(3,863)
Cash Flows from Investing Activities
Purchase of:
Equity securities, available-for-sale	(2,740)	(1,804)	(2,619)
Property and equipment	(17)	(6,668)	—
Sale of:
Equity securities, available-for-sale	10,168	1,825	2,678
Property and equipment	46	—	—
Capital contributions to subsidiaries	(97,355)	(7,826)	—
Cash dividends received-subsidiaries/investees	5,279	6,880	11,895
Net cash provided by (used in) investing activities	(84,619)	(7,593)	11,954
Cash Flows from Financing Activities
Proceeds from stock offering	114,620	—	—
Proceeds from issuance of debt	—	10,359	—
Payment on debt	(23,500)	—	—
Shares issued under stock option plan	431	335	37
Treasury shares purchased	—	(123)	(2,087)
Treasury shares reissued	635	4,343	—
Cash dividends paid	(7,024)	(6,429)	(6,020)
Net cash provided by (used in) financing activities	85,162	8,485	(8,070)
Net increase (decrease) in cash	(226)	5	21
Cash at beginning of year	3	(2)	(23)
Cash at end of year	$(223)	$3	$(2)

Interest paid on outstanding debt for 2002, 2001 and 2000 amounted to $0.9 million, $1.1 million and $1.4 million, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C(1)	Column E(1)	Column F	Column H
(in thousands) Segment	Deferred policy acquisition costs	Unpaid losses and settlement expenses, gross	Unearned premiums, gross	Premiums earned	Incurred Losses and settlement expenses Current year

Year ended December 31, 2002

Property segment

$

15,290

$

87,044

$

107,117

$

89,228

$

26,498

Surety segment	15,660	28,556	32,569	50,724	19,700
Casualty segment	29,152	617,238	211,117	208,113	143,399

RLI Insurance Group	$60,102	$732,838	$350,803	$348,065	$189,597

Year ended December 31, 2001

Property segment	$14,658	$84,974	$88,546	$70,764	$33,604
Surety segment	15,138	12,970	28,147	45,274	11,386
Casualty segment	23,076	506,561	139,757	156,970	101,919

RLI Insurance Group	$52,872	$604,505	$256,450	$273,008	$146,909

Year ended December 31, 2000

Property segment	$12,096	$100,772	$76,831	$60,064	$32,489
Surety segment	12,798	10,762	23,248	34,739	8,775
Casualty segment	18,393	428,216	111,723	136,800	84,956

RLI Insurance Group	$43,287	$539,750	$211,802	$231,603	$126,220

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(continued)

Years ended December 31, 2002, 2001 and 2000

Column A	Column H	Column I	Column J	Column K
(in thousands) Segment	Incurred Losses and settlement expenses Prior year	Policy acquisition costs	Other operating expenses	Net Premiums written

Year ended December 31, 2002

Property segment	$3,732	$27,522	$7,004	$103,445
Surety segment	5,901	29,418	3,801	55,160
Casualty segment	3,892	48,603	12,987	255,033

RLI Insurance Group	$13,525	$105,543	$23,792	$413,638

Year ended December 31, 2001

Property segment	$3,074	$20,852	$5,710	$78,871
Surety segment	2,821	25,704	3,027	50,232
Casualty segment	3,072	44,348	9,817	186,110

RLI Insurance Group	$8,967	$90,904	$18,554	$315,213

Year ended December 31, 2000

Property segment	$(241)	$17,359	$5,468	$72,685
Surety segment	(478)	20,304	2,504	41,166
Casualty segment	(915)	38,791	10,507	147,002

RLI Insurance Group	$(1,634)	$76,454	$18,479	$260,853

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Segment	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2002

Property	$188,597	$102,510	$3,141	$89,228	3.5%
Surety	57,925	7,923	722	50,724	1.4%
Casualty	358,238	154,633	4,508	208,113	2.2%

RLI Insurance Group Premiums earned	$604,760	$265,066	$8,371	$348,065	2.4%

2001

Property	$153,979	$87,474	$4,259	$70,764	6.0%
Surety	48,431	3,281	124	45,274	0.3%
Casualty	258,722	103,561	1,809	156,970	1.2%

RLI Insurance Group Premiums earned	$461,132	$194,316	$6,192	$273,008	2.3%

2000

Property	$137,460	$85,484	$8,088	$60,064	13.5%
Surety	36,748	2,181	172	34,739	0.5%
Casualty	209,931	73,823	692	136,800	0.5%

RLI Insurance Group Premiums earned	$384,139	$161,488	$8,952	$231,603	3.9%

NOTES:  Column B, “Gross Amount” includes only direct premiums earned.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D		Column E
(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written-off)	Amounts commuted	Balance at end of period

2002 Allowance for insolvent reinsurers	$12,296	$1,661	$(750)	—	$13,207

2001 Allowance for insolvent reinsurers	$10,165	$2,008	$35	$88	$12,296

2000 Allowance for insolvent reinsurers	$10,237	—	$(72)	—	$10,165

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Articles of incorporation	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

3.2	By-Laws	Attached as Exhibit 3.2.

10.1	Market Value Potential Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

10.2	RLI Corp. Director Deferred Compensation Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.3	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.4	Key Employee Excess Benefit Plan*	Incorporated by reference to the Company’s Annual Form 10-K/A for the year ended December 31, 1992.

10.5	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637

10.6	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.7	RLI Corp. Executive Deferred Compensation Agreement*	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 1998.

11.0	Statement re computation of per share earnings	Refer to the Notes to Consolidated Financial Statements—Note 1L “Earnings per share”, on page 56 of the Annual Report to Shareholders attached in Exhibit 13.

13.0	Refer to the Annual Report to Share-holders for the year ended December 31, 2002, pages 17-80 and 85-87.	Attached Exhibit 13.

Exhibit No.	Description of Document	Reference (page)

21.1	Subsidiaries of the Registrant	Attached page 39.

23.1	Consent of KPMG LLP	Attached page 40.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002	Attached page 41.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley 2002	Attached page 42.

*   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.