Form 10-Q
period 2003-03-31
RLI CORP
filed 2003-04-30
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of April 22, 2003 the number of shares outstanding of the registrant’s Common Stock was 25,116,810.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended March 31,
(Unaudited)	2003	2002

Net premiums earned	$109,145,725	$74,102,379
Net investment income	10,659,885	9,085,149
Net realized investment gains	408,543	1,786,865
	120,214,153	84,974,393
Losses and settlement expenses	63,286,269	43,114,450
Policy acquisition costs	29,503,660	22,825,958
Insurance operating expenses	6,683,870	5,613,499
Interest expense on debt	243,063	423,607
General corporate expenses	1,116,627	1,030,435
	100,833,489	73,007,949
Equity in earnings of uncons. investee	1,175,703	533,204
Earnings before income taxes	20,556,367	12,499,648
Income tax expense	6,120,638	3,394,504
Net earnings	$14,435,729	$9,105,144

Other compre. earnings (loss), net of tax	(5,416,999)	1,700,206
Comprehensive earnings	$9,018,730	$10,805,350

Earnings per share:
Basic:

Basic net earnings per share	$0.58	$0.46
Basic compre. earnings per share	$0.36	$0.54

Diluted:

Diluted net earnings per share	$0.56	$0.45
Diluted compre. earnings per share	$0.35	$0.53

Weighted average number of common shares outstanding
Basic	25,074,389	19,836,010
Diluted	25,653,550	20,346,730

Cash dividends declared per common share	$0.09	$0.08

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Investments
Fixed maturities
Held-to-maturity, at amortized cost	$213,346,936	$231,780,601
Trading, at fair value	8,573,988	8,195,821
Available-for-sale, at fair value	514,052,054	484,818,576
Equity securities, at fair value	218,085,242	227,342,269
Short-term investments, at cost	81,884,948	47,890,010
Total investments	1,035,943,168	1,000,027,277
Accrued investment income	9,802,339	9,454,106
Premiums and reinsurance balances receivable	124,972,144	122,257,711
Ceded unearned premium	91,324,519	95,406,453
Reinsurance balances recoverable on unpaid losses	357,436,487	340,886,393
Deferred policy acquisition costs	59,068,330	60,102,086
Property and equipment	17,657,263	17,756,773
Investment in unconsolidated investee	26,381,528	25,260,857
Goodwill	27,882,491	27,882,491
Other assets	20,990,626	20,293,790
TOTAL ASSETS	$1,771,458,895	$1,719,327,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$778,547,196	$732,838,191
Unearned premiums	343,671,539	350,803,158
Reinsurance balances payable	80,554,913	78,231,343
Short-term debt, LOC and notes payable	48,222,500	54,356,250
Income Taxes- current	7,380,474	1,786,897
Income taxes-deferred	22,726,339	26,022,212
Other liabilities	16,968,364	18,734,426
TOTAL LIABILITIES	1,298,071,325	1,262,772,477

Shareholders’ Equity:
Common stock ($1 par value)
(30,908,499 shares issued at 3/31/03)
(30,472,864 shares issued at 12/31/02)	30,908,499	30,472,864
Paid-In Capital	179,842,941	170,204,681
Accumulated other comprehensive earnings	65,880,147	71,297,147
Retained Earnings	277,748,453	265,573,238
Deferred compensation	5,731,194	5,531,085
Less: Treasury shares at cost
(5,791,689 shares at 3/31/03)
(5,791,689 shares at 12/31/02)	(86,723,664)	(86,523,555)
TOTAL SHAREHOLDERS’ EQUITY	473,387,570	456,555,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,771,458,895	$1,719,327,937

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Period Ended March 31,
	2003	2002

Net cash provided by operating activities	$40,774,277	$41,843,958
Cash Flows from Investing Activities
Investments purchased	(138,394,335)	(93,033,690)
Investments sold	110,107,898	19,756,414
Investments called or matured	18,999,000	15,254,500
Net (increase) decrease in short-term investments	(32,746,188)	19,188,022
Net property and equipment purchased	(696,995)	(1,240,505)
Net cash used in investing activities	(42,730,620)	(40,075,259)

Cash Flows from Financing Activities
Cash dividends paid	(2,221,300)	(1,586,016)
Payments on debt	(6,500,000)	(446,625)
Proceeds from issuance of debt	366,250	0
Proceeds from issuance of common stock	10,047,957	0
ISO Share issuance	263,436	74,673
Treasury shares reissued	0	189,269
Net cash used in financing activities	1,956,343	(1,768,699)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in the 2002 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants.  The condensed consolidated balance sheet as of December 31, 2002 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002.

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2002 Annual Report on Form 10-K.

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

Additionally, on October 15, 2002, the Company’s stock split on a 2-for-1 basis.  Prior years’ share and per share data has been restated to reflect this split.

Pursuant to disclosure requirements contained in Statement 128, "Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Three-Month Period Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$14,435,729	25,074,389	$0.58

Effect of Dilutive Securities
Incentive Stock Options	—	579,161

Diluted EPS
Income available to common stockholders	$14,435,729	25,653,550	$0.56

	For the Three-Month Period Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$9,105,144	19,836,010	$0.46

Effect of Dilutive Securities
Incentive Stock Options	—	510,720

Diluted EPS
Income available to common stockholders	$9,105,144	20,346,730	$0.45

Other Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Standards (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The provisions for interim-period disclosures are effective for the first quarter of 2003 and are summarized in the stock based compensation section on the following page.

Stock based compensation:  We grant to officers and directors stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognize no compensation expense for the stock option grants.

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three-Month Period Ended March 31,
	2003	2002

Net income, as reported	$14,435,729	$9,105,144
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(293,090)	(378,412)

Pro forma net income	$14,142,639	$8,726,732

Earnings per share:
Basic -as reported	$0.58	$0.46
Basic -pro forma	$0.56	$0.44

Diluted -as reported	$0.56	$0.45
Diluted -pro forma	$0.55	$0.43

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

2.                                      INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 2003 and 2002 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA— (in thousands)	2003	2002	2003	2002
Property	$11,280	$2,780	$27,332	$19,853
Casualty	185	(341)	69,461	42,014
Surety	(1,793)	110	12,353	12,235
Net investment income	10,660	9,085	10,660	9,085
Realized gains	409	1,787	409	1,787
General corporate expense and interest on debt	(1,360)	(1,454)
Equity in earnings of unconsolidated investee	1,176	533

Total segment earnings before income taxes	$20,557	$12,500

Income taxes	6,121	3,395

Total	$14,436	$9,105	$120,215	$84,974

The following table further summarizes revenues by major product type within each segment:

	For the Three-Month Period Ended March 31,
(in thousands)	2003	2002
Property
Commercial property	$25,577	$18,021
Homeowners/residential property	1,755	1,832
Total	$27,332	$19,853

Casualty
General liability	$27,317	$14,844
Specialty program business	12,048	3,231
Commercial transportation	12,755	9,589
Commercial and personal umbrella	9,017	8,636
Executive products	3,297	1,735
Other	5,027	3,979
Total	$69,461	$42,014

Surety	$12,353	$12,235

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company’s filings with the Securities Exchange Commission, including the Form 10-K for the year ended December 31, 2002.

OVERVIEW

We are a holding company that underwrites selected property, casualty, and surety insurance through major subsidiaries collectively known as RLI Insurance Group (the Group).  The Group provides specialty property and casualty coverages for primarily commercial risks and accounted for 91% of our consolidated revenue for the first three months of 2003 compared to 87% for the same period last year.

Critical Accounting Policies

In preparing the unaudited consolidated financial statements, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ significantly from those estimates.

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

Historically, we have not experienced significant development, favorable or unfavorable, either with the liability in total or within industry segments.  Additional information with respect to reserve development patterns for individual calendar year ended liabilities can be found on pages 10-12 of our 2002 Annual Report on Form 10K.  Adding to the complexities inherent in the reserving process are issues related to coverage, expansion of coverage, and reinsurance program applicability.

We have insignificant exposure to asbestos and environmental policy liabilities, as a result of entering liability lines after the industry had already recognized it as a problem.  What exposure does exist is through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business.  The majority of the exposure that does exist is in the excess layers of our commercial umbrella and assumed reinsurance books of business.  Although our environmental exposure is limited, management cannot determine our ultimate liability with any reasonable degree of certainty.  This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup.  Additionally, we participate primarily in the excess layers, making it even more difficult to assess the ultimate impact.

Investment Valuation

Throughout each year, external investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established by the finance and investment committee of our board of directors. This includes selling individual securities that have unrealized losses when the investment manager believes future performance can be surpassed by buying other securities deemed to offer superior long-term return potential.

We classify our investments in debt and equity securities with readily determinable fair values into one of three categories: held-to-maturity securities are carried at amortized cost, while both available-for-sale securities and trading securities are carried at fair value.

Management regularly evaluates our fixed maturity and equity securities portfolio to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit ratings, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security.

In addition, we consider the profitability, leverage, growth and cash flow of each company that has issued a security. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the consolidated financial statements.

We have not sold any securities for the purpose of generating cash over the last several years, whether to pay claims, dividends or any other expense or obligation. Accordingly, we believe that our sale activity supports our intent and ability to continue to hold securities in an unrealized loss position until such time as our cost may be recovered.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the appropriate liabilities, since reinsurance does not relieve us of our legal liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer.  Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premium to be earned, related investment income, anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Consolidated gross sales, as displayed in the table that follows, totaled $185.0 million for the first three months of 2003 compared to $167.2 million for the same period in 2002.

	For the Three-Month Period Ended March 31,
Gross sales (in thousands)	2003	2002

Gross premiums written	$173,924	$156,308
Net investment income	10,660	9,085
Net realized investment gains	409	1,787
Total gross sales	$184,993	$167,180

Gross premium writings of the Group improved 11.3% over 2002 levels fueled by growth in the casualty segment, where market conditions remain firm.  Net investment income improved 17.3% to $10.7 million.  This growth is attributable to increased cash flows from operations and the infusion of new capital from 2002’s equity offering.  Additionally, the sale of certain securities during the first quarter of 2003 resulted in $409,000 of realized gains, compared to $1.8 million in realized gains for the same period last year.

Consolidated net revenue for the first three months of 2003 increased $35.2 million or 41.5% from the same period in 2002. Net premiums earned, the main driver of this measurement, jumped 47.3%, benefiting from the significant momentum gained from last year’s premium volume growth.

Net after-tax earnings for the first three months of 2003 totaled $14.4 million, $0.56 per diluted share, compared to $9.1 million, $0.45 per diluted share, for the same period in 2002.  Significantly improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted 2003 earnings.

Net operating earnings consist of our net earnings reduced by after-tax realized investment gains/losses.  Operating earnings is a measure useful to gauge core operating performance across reporting periods and against competitors.  Operating earnings excludes realized gains or losses that are typically generated through market and tax strategies not related to our near term operating performance objectives.  While this measure may not be comparable to the definition of operating earnings used by all companies, it is quite common in the insurance industry.  The following table represents a reconciliation of net earnings, as reported, to net operating earnings.

	For the Three-Month Period Ended March 31,
Operating earnings (in thousands)	2003	2002

Net earnings, as reported	$14,436	$9,105
Less: Realized gains, net of tax	266	1,161
Net operating earnings	$14,170	$7,944

For the three months of 2003, net operating earnings totaled $14.2 million, $0.55 per diluted share, compared to $7.9 million, $0.39 per diluted share, for the same period in 2002.  As discussed above, the substantial growth in underwriting income and improved investment income drove operating earnings higher.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were subject to the volatility in the equity and bond markets.  Comprehensive earnings for the first three months of 2003 totaled earnings of $9.0 million, $0.35 per diluted share, compared to $10.8 million, $0.53 per diluted share, for the same period in 2002. Unrealized losses, net of tax, for the first three months of 2003 were $5.4 million, $0.21 per diluted share compared to unrealized gains of $1.7 million, $0.08 per diluted share, for the same period in 2002.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $173.9 million for the first three months of 2003, compared to $156.3 million for the same period in 2002.  Improved pricing and various growth initiatives in the casualty segment positively impacted gross premiums written.  Underwriting income improved to a pre-tax profit of $9.7 million for the first three months of 2003 compared to $2.5 million for the same period in 2002.  The GAAP combined ratio declined to 91.2 for the first three months of 2003, compared to 96.6 for the same period in 2002.  The property segment was responsible for the majority of the improved results, as loss experience continues to be down significantly.  Additionally, the casualty segment recorded improved earnings from last year.  The surety segment’s results, however, were negatively impacted by contract surety losses.

	For the Three-Month Period Ended March 31,
Gross premiums written (in thousands)	2003	2002
Property	$48,159	$49,189
Casualty	112,206	90,979
Surety	13,559	16,140
Total	$173,924	$156,308

Underwriting profits (losses) (in thousands)	2003	2002
Property	$11,280	$2,780
Casualty	185	(341)
Surety	(1,793)	110
Total	$9,672	$2,549

Combined ratio	2003	2002
Property	58.7	86.0
Casualty	99.8	100.8
Surety	114.5	99.1
Total	91.2	96.6

Gross premiums written for the Group’s property segment declined $1.0 million, or 2.1% from the same period last year.  For the first three months of 2003, gross property premiums totaled $48.2 million.  Growth in property rates slowed during the first quarter of 2003.  Competitive pressures in our domestic fire line and our conservative underwriting strategy in California earthquake business, resulted in the slight decline in gross writings.  Net premiums written totaled $26.5 million, up 8%, due to slightly increased retentions. Net earned premiums grew by 38%, benefiting from the significant momentum gained from last year’s premium volume.  Underwriting profit for the property segment was $11.3 million for the first three months of 2003, compared to $2.8 million for the same period in 2002.  The GAAP combined ratio decreased to 58.7 compared to 86.0 for the same period last year.  Exceptional seasonal results on our domestic fire and continued profitability on our California earthquake business contributed to these extraordinary results.  Additionally, our construction book posted another quarter of operating profits.  During the first quarter of 2002, loss experience on discontinued property classes and the construction book negatively impacted results.

The casualty segment posted gross premiums written of $112.2 million for the first three months of 2003, up $21.2 million, or 23.3%, from 2002.  Growth initiatives and a continued favorable rate environment contributed to growth in the following products: general liability up $17.5 million, executive products up $4.1 million, personal umbrella up $2.1 million, and employer’s indemnity up $1.6 million.  Partially offsetting these increases, program business declined $1.3 million and commercial umbrella declined $1.6 million, due to tighter risk selection.  The casualty segment posted an underwriting profit of $185,000 compared to an underwriting loss of $341,000 for the same period last year. These results translate into a combined ratio of 99.8 in 2003 versus 100.8 for the same period in 2002.  The segment’s expense ratio at 27.0 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 72.8 remains in check.

Gross premiums written for the surety segment totaled $13.6 million for the first three months of 2003, down $2.6 million, or 16.0%, from the same period in 2002.  This decrease is primarily related to underwriting changes made in contract surety, as part of corrective actions designed to return this segment to profitability.  Certain relationships with contract producers were terminated during the fourth quarter of 2002, resulting in targeted reductions to contract writings.  The surety book reported an underwriting loss of $1.8 million for the first three months of 2003, compared to an underwriting gain of $110,000 for the same period last year.  Though slightly improved from the 116.0 combined ratio reported for the year-ended December 31, 2002, the combined ratio for the first three months of 2003 was 114.5, up significantly from the 99.1 ratio reporting for the first three months of 2002.  Loss experience on the contract book continued to impact this segment’s results.  Corrective action was taken during 2002 and underwriting guidelines and authority have been further refined in 2003.  Given the average duration of contract policies, it is anticipated that underwriting changes implemented to date will not significantly improve the segments underwriting results until the latter part of 2003.  We will continue to carefully monitor the effectiveness of underwriting changes made to this segment.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found on page 20 of our 2002 Annual Report on Form 10K.  No additional information is available as of the first quarter of 2003.

INVESTMENT INCOME

Our investment portfolio generated net dividend and interest income of $10.7 million during the first three months of 2003, an increase of 17.3% over that reported for the same period in 2002.  Continued growth in operating cash flow and investment of the proceeds from the equity offerings completed on December 26, 2002 and January 9, 2003 have resulted in the rise in investment income. Cash flows in excess of current needs were used to purchase fixed-income securities, which continue to be comprised primarily of high-grade tax-exempt, corporate and U.S. Government/agency issues.

As of March 31, 2003, 97% of our fixed income portfolio consisted of securities rated A or better, with 85% rated AA or better.  100% of fixed income securities held as of March 31, 2003 were investment grade.  The year-to-date yields on our fixed income investments for the three-month periods ended March 31, 2003 and 2002 are as follows:

	2003	2002
Taxable	5.25%	6.24%
Non-taxable	4.49%	4.86%

For the first three months of 2003, yields on both taxable and non-taxable bonds decreased.  The decline is attributed to a decrease in treasury yields on the short and intermediate part of the yield curve and to the reinvestment of called and matured bonds at lower yields. Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to continued growth in operational cash flow, investment of proceeds from the equity offering, and sector diversification.

We maintain an equity investment in a private mortgage banking company.  As of March 31, 2003, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $5.8 million.  We recorded $601,000 in net investment income during the first three months of 2003 related to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”.  SFAS 133 requires that we recognize the change in the fair value of stock warrants received with the purchase of a note receivable. This compares to $633,000 recognized for the same period of 2002.  We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment.  This formula is based on the investee’s book value, the volume of mortgages originated and profitability.

We experienced a net realized gain from investments of $409,000 in the first three months of 2003, compared to a net realized gain of $1.8 million for the same period in 2002. The decrease in net realized gains is due to the timing of the sale of individual securities.  We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by charging off the loss against income. During both the first three months of 2003 and the same period in 2002, there were no losses associated with the other-than-temporary-impairment of securities.

The following table illustrates certain industry-level measurements relative to our equity portfolio at March 31, 2003, including market value, cost basis and unrealized gains and losses.

(dollars in thousands)	Cost Basis	3/31/03 Mkt Value	Gross Unrealized			Unrealized Gain/Loss %
			Gains	Losses	Net
Consumer Discretionary	$8,741	$11,502	$3,125	$(364)	$2,761	31.6%
Consumer Staples	16,667	30,130	13,527	(64)	13,463	80.8%
Energy	7,281	12,914	5,633	—	5,633	77.4%
Financials	12,502	31,317	18,905	(90)	18,815	150.5%
Healthcare	7,733	23,804	16,071	—	16,071	207.8%
Industrials	15,081	22,435	8,115	(761)	7,354	48.8%
Materials	9,645	11,931	2,449	(163)	2,286	23.7%
Information Technology	6,746	8,918	2,172	—	2,172	32.2%
Telecommunications	8,648	11,802	3,444	(290)	3,154	36.5%
Utilities	38,298	47,547	9,636	(387)	9,249	24.2%
Private Investments	5,785	5,785	—	—	—	0.0%
	$137,127	$218,085	$83,077	$(2,119)	$80,958	59.0%

The following table illustrates the number of individual securities that were in an unrealized loss position as of March 31, 2003, their fair value and cost, and length of time they have been in an unrealized loss position.

(dollars in thousands)	0-6 Mos.	7-9 Mos.	10-12 Mos.	> 12 Mos.	Total

Common Stock
# of positions	20	2	0	0	22
Fair value	$20,950	$2,120	$0	$0	$23,070
Cost or Amortized Cost	22,926	2,263	—	—	25,189
Unrealized Loss	(1,976)	(143)	—	—	(2,119)

Fixed Income Securities
# of positions	26	1	0	0	27
Fair value	$55,844	$2,048	$0	$0	$57,892
Cost or Amortized Cost	56,529	2,055	—	—	58,584
Unrealized Loss	(685)	(7)	—	—	(692)

Total Invested Assets
# of positions	46	3	0	0	49
Fair value	$76,794	$4,168	$0	$0	$80,962
Cost or Amortized Cost	79,455	4,318	—	—	83,773
Unrealized Loss	(2,661)	(150)	—	—	(2,811)

Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses, we do not believe any securities suffered an other-than-temporary decline in value as of March 31, 2003.

As of March 31, 2003, we held $6.3 million worth of equity and fixed income securities that individually had an unrealized loss greater than 10%.  The cumulative unrealized loss on these securities was $1.2 million, which represented 0.1% of total invested assets as of March 31, 2003.  We do not believe that any of these securities are other than temporarily impaired, but additional impairments within the portfolio during the remainder of 2003 are possible if current economic and financial conditions worsen, and such impairments may be material.

Our available-for-sale portfolio of debt and equity securities had a net unrealized loss before tax of $8.3 million for the first three months of 2003, compared with a $2.6 million gain for the same period in 2002.  The 2003 year-to-date loss reflects largely stock and bond market fluctuations experienced during the first three months of the year.   Our net cumulative unrealized gain before tax was $101.1 million, down from $109.4 million at December 31, 2002.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders’ equity.

Interest and fees on debt obligations decreased to $243,000 for the first three months of 2003, a decrease of $181,000 from the same period in 2002.  Reduced debt balances, resulting from the early January payoff of all remaining balances on the line of credit, are the primary factor for the decreasing interest and fees.  Proceeds from the December 2002 equity offering and the January 2003 over-allotment were used, in part, to pay off all outstanding balances on the line of credit.  As of March 31, 2003, outstanding short-term balances totaled $48.2 million, compared to $76.8 million at March 31, 2002.  The March 31, 2003 short-term debt balances consisted only of reverse repurchase agreements.  At March 31, 2002, short-term debt balances were comprised of $30.0 million under a line of credit and $46.8 million under reverse repurchase agreements.  Also contributing to the reduction in debt expense are lower interest rates on outstanding debt balances.  The Company has incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2003 and 2002:

	2003	2002

Line of credit	2.83%	2.52%
Reverse repurchase agreements	1.72%	2.00%
Total debt	1.73%	2.20%

INCOME TAXES

Our effective tax rate for the first three months of 2003 was 30% compared to 27% for the same period in 2002.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The change in effective rate is reflective of the significant increase in underwriting profits, which are taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2003 and 2002 as a result of the following:

	2003		2002
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$7,194,728	35%	$4,374,876	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(945,754)	(5)%	(697,820)	(6)%
Dividends received deduction	(379,080)	(2)%	(390,164)	(3)%
Dividends paid deduction	(80,969)	—	(78,321)	(1)%
Other items, net	331,713	2%	185,933	2%

Total tax expense	$6,120,638	30%	$3,394,504	27%

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity have been funds generated from insurance premiums and investment income (operating activities) and maturing investments (investing activities). In addition, we have occasionally received proceeds from financing activities such as the sale of common stock to the public or to the employee stock ownership plan, the sale of convertible debentures, and short-term borrowings.  We continually monitor capital adequacy and surplus leverage, including the Group’s statutory premiums to surplus ratio.

On December 26, 2002, we completed the sale of 4.8 million shares of common stock in an underwritten public offering at a price of $25.25 per share.  After considering the 5.0% underwriting discount, we received $115.1 million in net proceeds, before expenses.  On January 9, 2003, we sold an additional 420,000 shares pursuant to an over-allotment option granted to the underwriters, receiving an additional $10.1 million in net proceeds, before expenses.  The proceeds from the offering were used to pay indebtedness under our line of credit and to increase surplus at our insurance companies.

We did not repurchase any of our outstanding shares during the first three months of 2003 or 2002.  In the first quarter of 2003, we declared a cash dividend to be paid in April 2003 of $0.09 per share, representing our 107th consecutive dividend payment.

Invested assets at March 31, 2003 increased by $35.9 million, or 3.6%, from December 31, 2002. Contributing to this increase was the investment of cash flows from operations and proceeds from the over-allotment option, partially offset by unrealized losses experienced on the investment portfolio.

At March 31, 2003 we had short-term investments, cash and other investments maturing within one year, of approximately $99.7 million and additional investments of $165.7 million maturing within five years.  We maintain a $40.0 million line of credit with two financial institutions.  This facility has a three-year term that expires on May 31, 2005.  It is non-cancelable during its term.  As of March 31, 2003, no amounts were outstanding on this facility.  Additionally, we were party to four reverse repurchase transactions totaling $48.2 million.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next twelve to twenty-four months. Cash generated from operations during the first three months of 2003 was $40.8 million, compared to $41.8 million for the same period last year.

Dividend payments from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of: 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2003 without prior approval is $40.1 million - 10% of RLI Insurance Company’s 2002 policyholder surplus. The actual amount paid to us thus far in 2003 is $1.9 million.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. From time to time, equity prices and interest rates fluctuate causing an effect on our investment portfolio. We have no exposure to foreign exchange risk and no direct commodity risk.

Our market risk exposures at March 31, 2003, have not materially changed from those identified in the 10-K at December 31, 2002.

ITEM 4.    Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No significant changes were made to internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - There were no changes during the quarter.

Item 2.           Change in Securities and Use of Proceeds - Not Applicable

Item 3.           Defaults Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.           Other Information - Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

(a)                Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)               There were no exhibits filed on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Duly authorized and Principal Financial and Accounting Officer)

Date: April 28, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 28, 2003
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 28, 2003
/s/ Joseph E. Dondanville
Joseph E. Dondanville
Senior VP, Chief Financial Officer