Form 10-Q
period 2003-06-30
RLI CORP
filed 2003-07-31
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 21, 2003 the number of shares outstanding of the registrant’s Common Stock was 25,122,312.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

For the Three-Month Period Ended June 30,

(Unaudited)	2003	2002

Net premiums earned	$113,625,921	$81,685,994
Net investment income	10,890,140	9,571,744
Net realized investment gains	1,943,672	1,076,701
	126,459,733	92,334,439
Losses and settlement expenses	70,240,401	47,356,407
Policy acquisition costs	28,807,033	25,127,461
Insurance operating expenses	7,148,410	6,584,895
Interest expense on debt	203,665	481,402
General corporate expenses	932,723	888,449
	107,332,232	80,438,614
Equity in earnings of uncons. investee	2,366,942	1,906,137
Earnings before income taxes	21,494,443	13,801,962
Income tax expense	6,102,368	3,848,582
Net earnings	$15,392,075	$9,953,380

Other compre. earnings (loss), net of tax	25,317,217	(14,644,052)
Comprehensive earnings (loss)	$40,709,292	$(4,690,672)

Earnings per share:
Basic:

Basic net earnings per share	$0.61	$0.50
Basic compre. earnings (loss) per share	$1.62	$(0.24)

Diluted:

Diluted net earnings per share	$0.60	$0.49
Diluted compre. earnings (loss) per share	$1.58	*

Weighted average number of common shares outstanding
Basic	25,120,324	19,851,688
Diluted	25,807,504	20,463,324

Cash dividends declared per common share	$0.10	$0.09

* The impact of common stock equivalents was antidilutive

The accompanying notes are an integral part of the financial statements.

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

For the Six-Month Period Ended June 30,

(Unaudited)	2003	2002

Net premiums earned	$222,771,646	$155,788,373
Net investment income	21,550,025	18,656,893
Net realized investment gains	2,352,215	2,863,566
	246,673,886	177,308,832
Losses and settlement expenses	133,526,670	90,470,857
Policy acquisition costs	58,310,693	47,953,419
Insurance operating expenses	13,832,280	12,198,394
Interest expense on debt	446,728	905,009
General corporate expenses	2,049,350	1,918,884
	208,165,721	153,446,563
Equity in earnings of uncons. investee	3,542,645	2,439,341
Earnings before income taxes	42,050,810	26,301,610
Income tax expense	12,223,006	7,243,086
Net earnings	$29,827,804	$19,058,524

Other compre. earnings (loss), net of tax	19,900,218	(12,943,846)
Comprehensive earnings	$49,728,022	$6,114,678

Earnings per share:
Basic:

Basic net earnings per share	$1.19	$0.96
Basic compre. earnings per share	$1.98	$0.31

Diluted:

Diluted net earnings per share	$1.16	$0.93
Diluted compre. earnings per share	$1.93	$0.30

Weighted average number of common shares outstanding
Basic	25,097,483	19,843,892
Diluted	25,730,653	20,405,070

Cash dividends declared per common share	$0.19	$0.17

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Investments
Fixed maturities
Held-to-maturity, at amortized cost	$200,447,238	$231,780,601
Trading, at fair value	8,455,152	8,195,821
Available-for-sale, at fair value	570,106,837	484,818,576
Equity securities, at fair value	247,927,808	227,342,269
Short-term investments, at cost	57,343,990	47,890,010
Total investments	1,084,281,025	1,000,027,277
Accrued investment income	10,242,337	9,454,106
Premiums and reinsurance balances receivable	169,554,213	122,257,711
Ceded unearned premium	95,618,473	95,406,453
Reinsurance balances recoverable on unpaid losses	364,755,878	340,886,393
Deferred policy acquisition costs	61,617,430	60,102,086
Property and equipment	17,714,255	17,756,773
Investment in unconsolidated investee	28,689,211	25,260,857
Goodwill and indefinite-lived intangibles	27,882,491	27,882,491
Other assets	16,591,829	20,293,790
TOTAL ASSETS	$1,876,947,142	$1,719,327,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$817,767,480	$732,838,191
Unearned premiums	354,008,210	350,803,158
Reinsurance balances payable	80,958,727	78,231,343
Short-term debt, LOC and notes payable	49,041,000	54,356,250
Income Taxes- current	5,794,066	1,786,897
Income taxes-deferred	36,623,942	26,022,212
Other liabilities	21,339,953	18,734,426
TOTAL LIABILITIES	1,365,533,378	1,262,772,477

Shareholders’ Equity:
Common stock ($1 par value) (30,914,799 shares issued at 6/30/03) (30,472,864 shares issued at 12/31/02)	30,914,799	30,472,864
Paid-In Capital	179,687,813	170,204,681
Accumulated other comprehensive earnings	91,197,365	71,297,147
Retained Earnings	290,628,298	265,573,238
Deferred compensation	5,825,714	5,531,085
Less: Treasury shares at cost (5,792,487 shares at 6/30/03) (5,791,689 shares at 12/31/02)	(86,840,225)	(86,523,555)
TOTAL SHAREHOLDERS’ EQUITY	511,413,764	456,555,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,876,947,142	$1,719,327,937

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Period Ended June 30,
	2003	2002

Net cash provided by operating activities	$47,660,424	$58,510,715
Cash Flows from Investing Activities
Investments purchased	(219,771,070)	(117,729,272)
Investments sold	146,166,824	33,542,553
Investments called or matured	32,091,919	22,855,534
Net (increase) decrease in short-term investments	(6,662,133)	8,181,367
Change in notes receivable	1,500,000	0
Net property and equipment purchased	(1,566,923)	(2,182,175)
Net cash used in investing activities	(48,241,383)	(55,331,993)

Cash Flows from Financing Activities
Cash dividends paid	(4,481,813)	(3,173,319)
Payments on debt	(6,500,000)	(762,875)
Proceeds from issuance of debt	1,184,750	32,500
Proceeds from issuance of common stock	10,047,504	0
ISO Share issuance	352,559	415,373
Treasury shares (purchased) reissued	(22,041)	309,599
Net cash used in financing activities	580,959	(3,178,722)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at June 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$29,827,804	25,097,483	$1.19

Effect of Dilutive Securities
Incentive Stock Options	—	633,170

Diluted EPS
Income available to common stockholders	$29,827,804	25,730,653	$1.16

	For the Six-Month Period Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$19,058,524	19,843,892	$0.96

Effect of Dilutive Securities
Incentive Stock Options	—	561,178

Diluted EPS
Income available to common stockholders	$19,058,524	20,405,070	$0.93

Other Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Standards (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The provisions for interim-period disclosures were effective for interim periods beginning after December 31, 2002 and are summarized in the stock based compensation section on the following page.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Six-Month Period Ended June 30,
	2003	2002

Net income, as reported	$29,827,804	$19,058,524
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(832,379)	(756,825)

Pro forma net income	$28,995,425	$18,301,699

Earnings per share:
Basic -as reported	$1.19	$0.96
Basic -pro forma	$1.16	$0.92

Diluted -as reported	$1.16	$0.93
Diluted -pro forma	$1.13	$0.90

	For the Three-Month Period Ended June 30,
	2003	2002

Net income, as reported	$15,392,075	$9,953,380
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(539,289)	(378,412)

Pro forma net income	$14,852,786	$9,574,968

Earnings per share:
Basic -as reported	$0.61	$0.50
Basic -pro forma	$0.59	$0.48

Diluted -as reported	$0.60	$0.49
Diluted -pro forma	$0.58	$0.47

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, and when there is reason to suspect that their values may have been diminished or impaired. Goodwill, which relates to our surety segment, is broken out separately on the balance sheet and totaled $27.9 million at June 30, 2003.  Impairment testing was performed during the second quarter of 2003, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, goodwill does not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles.   At June 30, 2003, net definite-lived intangible assets totaled $2.6 million, net of $3.1 million of accumulated amortization, and are included in other assets.  Definite-lived intangibles are subject to review for impairment pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that we review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Of our $2.6 million net definite-lived intangible asset, $917,000 relates to the contract surety book.  Given the difficulties experienced in the contract surety book, we believed a review of this intangible asset was warranted during the second quarter of 2003. In accordance with SFAS 144, this asset was tested for impairment by comparing the asset’s projected undiscounted cash flows to its carrying value.  Results of this test indicated projected undiscounted cash flows in excess of the current carrying value.  As a result, no impairment was indicated.  We will continue to monitor the recoverability of this definite-lived intangible asset.

Other accounting standards: In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 was designed to improve financial reporting by requiring contracts with comparable characteristics be accounted for similarly.  With some exception, this Statement is effective on a prospective basis for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for the classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but may have previously been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

The provisions of SFAS 149 and 150 are not anticipated to have a material impact on our consolidated financial statements. For a discussion of other recently issued accounting pronouncements, see page 36-39 of our 2002 Annual Report.

2.                            INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 2003 and 2002 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA— (in thousands)	2003	2002	2003	2002
Property	$18,943	$7,072	$54,129	$41,176
Casualty	1,363	(628)	144,505	90,118
Surety	(3,204)	(1,278)	24,138	24,494
Net investment income	21,550	18,657	21,550	18,657
Realized gains	2,352	2,864	2,352	2,864
General corporate expense and interest on debt	(2,496)	(2,824)
Equity in earnings of unconsolidated investee	3,543	2,439
Total segment earnings before income taxes	$42,051	$26,302

Income taxes	12,223	7,243

Total	$29,828	$19,059	$246,674	$177,309

The following table further summarizes revenues by major product type within each segment:

	For the Six-Month Period Ended June 30,
(in thousands)	2003	2002
Property
Commercial property	$50,578	$37,547
Homeowners/residential property	3,551	3,629
Total	$54,129	$41,176

Casualty
General liability	$58,482	$31,760
Specialty program business	25,771	9,054
Commercial transportation	24,295	20,791
Commercial and personal umbrella	19,428	16,748
Executive products	6,537	3,525
Other	9,992	8,240
Total	$144,505	$90,118

Surety	$24,138	$24,494

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are a holding company that underwrites selected property, casualty, and surety insurance through major subsidiaries collectively known as RLI Insurance Group (the Group).  The Group provides specialty property and casualty coverages for primarily commercial risks and accounted for 90% of our consolidated revenue for the first six months of 2003 compared to 88% for the same period last year.

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

We classify our investments in debt and equity securities with readily determinable fair values into one of three categories: held-to-maturity securities, available-for-sale securities and trading securities.  Held-to-maturity instruments are carried at amortized cost, while both available-for-sale securities and trading securities are carried at fair value.

Management regularly evaluates our fixed maturity and equity securities portfolio to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit ratings, current economic conditions, the anticipated speed of cost recovery.  This evaluation ultimately impacts our decisions to hold or divest of a security.

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

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Consolidated gross revenues, as displayed in the table that follows, totaled $387.9 million for the first six months of 2003 compared to $361.0 million for the same period in 2002.

	For the Six-Month Period Ended June 30,
Gross revenues (in thousands)	2003	2002

Gross premiums written	$364,008	$339,501
Net investment income	21,550	18,657
Net realized investment gains	2,352	2,864
Total gross sales	$387,910	$361,022

Gross premium writings of the Group improved 7% over 2002 levels fueled by growth in the casualty segment, where market conditions remain firm.  Net investment income improved 16% to $21.6 million.  This growth is attributable to increased cash flows from operations and the infusion of new capital from 2002’s equity offering.  Additionally, the sale of certain securities during the first half of 2003 resulted in $2.4 million of realized gains, compared to $2.9 million in realized gains for the same period last year.

Consolidated net revenue for the first six months of 2003 increased $69.4 million or 39% from the same period in 2002. Net premiums earned, the main driver of this measurement, jumped 43%, benefiting from the significant momentum gained from last year’s premium volume growth.

Net after-tax earnings for the first six months of 2003 totaled $29.8 million, $1.16 per diluted share, compared to $19.1 million, $0.93 per diluted share, for the same period in 2002.  Significantly improved underwriting income, particularly on the property book, coupled with growth in investment income and decreased debt costs, favorably impacted 2003 earnings.

Results for the first six months of 2003 include $1.5 million, $0.06 per diluted share, in after-tax realized investment gains, compared with $1.9 million, $0.09 per diluted share, in after-tax realized investment gains for the same period in 2002.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, benefited from the strong performance of the equity and bond markets during the second quarter of 2003.  Comprehensive earnings for the first six months of 2003 totaled $49.7 million, $1.93 per diluted share, compared to $6.1 million, $0.30 per diluted share, for the same period in 2002. Unrealized gains, net of tax, for the first six months of 2003 were $19.9 million, $0.77 per diluted share compared to unrealized losses of $12.9 million, $0.63 per diluted share, for the same period in 2002.  2002 results were negatively impacted by the volatility experienced in the equity and bond markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $364.0 million for the first six months of 2003, which compares to $339.5 million reported for the same period in 2002.  Improved pricing and various growth initiatives in the casualty segment positively impacted gross premiums written.  Underwriting income improved to a pre-tax profit of $17.1 million for the first six months of 2003 compared to $5.2 million for the same period in 2002.  The GAAP combined ratio declined to 92.3 for the first six months of 2003, compared to 96.7 for the same period in 2002.  The property segment was responsible for the majority of the improved results, as loss experience continues to be down significantly.  Additionally, the casualty segment recorded improved earnings from last year.  The surety segment’s results, however, were negatively impacted by contract surety losses.

	For the Six-Month Period Ended June 30,
Gross premiums written (in thousands)	2003	2002
Property	$100,584	$106,110
Casualty	236,956	200,819
Surety	26,468	32,572
Total	$364,008	$339,501

Underwriting profits (losses) (in thousands)	2003	2002
Property	$18,943	$7,072
Casualty	1,363	(628)
Surety	(3,204)	(1,278)
Total	$17,102	$5,166

Combined ratio	2003	2002
Property	65.0	82.8
Casualty	99.1	100.7
Surety	113.3	105.3
Total	92.3	96.7

Gross premiums written for the Group’s property segment declined $5.5 million, or 5% from the same period last year.  For the first six months of 2003, gross property premiums totaled $100.6 million.  Growth in property rates slowed during the first six months of 2003.  Fewer accounts are experiencing rate increases and average rate increases are lower than in 2002.  Additionally, competitive pressures in our domestic fire line and our conservative underwriting strategy on California earthquake business, has contributed to the decline in gross writings.  Net premiums written totaled $54.7 million, up 5%, due to slightly increased retentions. Net earned premiums grew by 31%, benefiting from the significant momentum gained from last year’s premium volume.  Underwriting profit for the property segment was $18.9 million for the first six months of 2003, compared to $7.1 million for the same period in 2002.  The GAAP combined ratio decreased to 65.0 compared to 82.8 for the same period last year.  Exceptional seasonal results on our domestic fire and continued profitability on our California earthquake business contributed to these extraordinary results.  Partially offsetting these improvements, our construction book was negatively impacted by spring hail storms and tornados. Despite these losses, construction results are still much improved over the same period in 2002.  During the first six months of 2002, loss experience on the construction book and discontinued property classes negatively impacted results.

The casualty segment posted gross premiums written of $237.0 million for the first six months of 2003, up $36.1 million, or 18%, from 2002.  Growth initiatives and a continued favorable rate environment contributed to growth in the following products: general liability up $37.2 million, executive products up $11.2 million, and personal umbrella up $4.1 million.  Partially offsetting these increases, program business declined $14.5 million, due to exiting one unprofitable program in late 2002 and tighter risk selection on remaining programs.  The casualty segment posted an underwriting profit of $1.4 million compared to an underwriting loss of $628,000 for the same period last year. These results translate into a combined ratio of 99.1 in 2003 versus 100.7 for the same period in 2002.  The segment’s expense ratio at 26.5 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 72.6 remains in check.

Gross premiums written for the surety segment totaled $26.5 million for the first six months of 2003, down $6.1 million, or 19%, from the same period in 2002.  This decrease is primarily related to underwriting changes made in contract surety, as part of corrective actions designed to return this segment to profitability.  Certain relationships with contract producers were terminated during the fourth quarter of 2002, resulting in targeted reductions to contract writings.  The surety book reported an underwriting loss of $3.2 million for the first six months of 2003, compared to an underwriting loss of $1.3 million for the same period last year.  Though slightly improved from the 116.0 combined ratio reported for the year-ended December 31, 2002, the combined ratio for the first six months of 2003 was 113.3, above the 105.3 ratio reported for the first six months of 2002.  Loss experience on the contract book continued to impact this segment’s results.  Corrective action was taken during 2002 and underwriting guidelines and authority have been further refined in 2003.  Given the average duration of contract policies, it is anticipated that underwriting changes implemented to date will not significantly improve the segments underwriting results until the latter part of 2003.  We will continue to carefully monitor the effectiveness of underwriting changes made to this segment.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found on page 20 of our 2002 Annual Report on Form 10K.  No additional information is available as of the second quarter of 2003.

INVESTMENT INCOME

Our investment portfolio generated net dividend and interest income of $21.6 million during the first six months of 2003, an increase of 16% over that reported for the same period in 2002.  Continued growth in operating cash flows and investment of the proceeds from the recent equity offering completed on January 9, 2003 have resulted in the rise in investment income. Cash flows in excess of current needs were used to purchase fixed-income securities, which continue to be comprised primarily of high-grade corporate bonds and tax-exempt municipals.

As of June 30, 2003, 97% of our fixed income portfolio consisted of securities rated A or better, with 83% rated AA or better.  100% of fixed income securities held as of June 30, 2003 were investment grade.  The year-to-date yields on our fixed income investments for the six-month periods ended June 30, 2003 and 2002 are as follows:

	2003	2002
Taxable	5.26%	6.25%
Non-taxable	4.52%	4.90%

For the first six months of 2003, yields on both taxable and non-taxable bonds decreased.  The decline is attributed to a decrease in treasury yields particularly on the short end of the yield curve and to the reinvestment of called and matured bonds at lower yields. Despite the lower treasury yields, the overall impact on the fixed income portfolio has been limited due to continued growth in operational cash flow, investment of proceeds from the equity offering, and sector diversification.

We maintain an equity investment in a private mortgage banking company.  As of June 30, 2003, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $6.3 million.  We recorded $1.1 million in net investment income during the first six months of 2003 related to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that we recognize the change in the fair value of stock warrants received with the purchase of a note receivable. This compares to $1.1 million recognized for the same period of 2002.  We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment.  This formula is based on the investee’s book value, the volume of mortgages originated and profitability.

We experienced a net realized gain from investments of $2.4 million in the first six months of 2003, compared to a net realized gain of $2.9 million for the same period in 2002. The decrease in net realized gains is due to the timing of the sale of individual securities.  We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by charging off the loss against income. During both the first six months of 2003 and the same period in 2002, there were no losses associated with the other-than-temporary-impairment of securities.

The following table illustrates certain industry-level measurements relative to our equity portfolio at June 30, 2003, including market value, cost basis and unrealized gains and losses.

(dollars in thousands)	Cost Basis	6/30/03 Mkt Value	Gross Unrealized			Unrealized Gain/Loss % (1)
			Gains	Losses	Net
Consumer Discretionary	$8,251	$11,569	$3,447	$(128)	$3,318	40.2%
Consumer Staples	17,816	34,912	17,096	—	17,096	96.0%
Energy	7,281	13,665	6,385	—	6,385	87.7%
Financials	12,255	36,799	24,559	(15)	24,544	200.3%
Healthcare	7,825	26,460	18,635	—	18,635	238.1%
Industrials	17,337	29,901	12,564	—	12,564	72.5%
Materials	10,078	13,746	3,668	—	3,668	36.4%
Information Technology	6,998	11,126	4,128	—	4,128	59.0%
Telecommunications	8,648	13,759	5,263	(152)	5,111	59.1%
Utilities	35,460	49,692	14,333	(101)	14,232	40.1%
Private Investments	6,298	6,298	—	—	—	0.0%
	$138,246	$247,928	$110,078	$(396)	$109,682	79.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table illustrates the number of individual securities that were in an unrealized loss position as of June 30, 2003, their fair value and cost, and length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2002

(dollars in thousands)	0-6 Mos.	7-9 Mos.	10-12 Mos.	> 12 Mos.	Total

Common Stock
# of positions	2	2	—	—	4
Fair value	$2,355	$3,694	$—	$—	$6,049
Cost or Amortized Cost	2,472	3,973	—	—	6,445
Unrealized Loss	(117)	(279)	—	—	(396)

Fixed Income Securities
# of positions	17	—	—	—	17
Fair value	$45,611	$—	$—	$—	$45,611
Cost or Amortized Cost	46,444	—	—	—	46,444
Unrealized Loss	(833)	—	—	—	(833)

Total Invested Assets
# of positions	19	2	—	—	21
Fair value	$47,966	$3,694	$—	$—	$51,660
Cost or Amortized Cost	48,916	3,973	—	—	52,889
Unrealized Loss	(950)	(279)	—	—	(1,229)

Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses, we do not believe any securities suffered an other-than-temporary decline in value as of June 30, 2003.

As of June 30, 2003, we held no equity or fixed income securities that individually had an unrealized loss greater than 10%.

Our available-for-sale portfolio of debt and equity securities had a net change in unrealized gains before tax of $30.7 million for the first six months of 2003, compared with a $20.0 million unrealized loss for the same period in 2002.  The 2003 year-to-date gains reflects strong stock and bond market gains experienced during the first six months of the year.   Our net cumulative unrealized gain before tax was $140.1 million as of June 30, 2003, up from $109.4 million at December 31, 2002.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders’ equity.

Interest and fees on debt obligations decreased to $447,000 for the first six months of 2003, a decrease of $458,000 from the same period in 2002.  Reduced debt balances, resulting from the early January payoff of all remaining balances on the line of credit, and lower interest rates on outstanding balances led to the decrease in overall debt expense.  Proceeds from the December 2002 equity offering and the January 2003 over-allotment were used, in part, to pay off all outstanding balances on the line of credit.  As of June 30, 2003, outstanding short-term balances totaled $49.0 million, compared to $76.5 million at June 30, 2002.  The June 30, 2003 short-term debt balances consisted only of reverse repurchase agreements.  At June 30, 2002, short-term debt balances were comprised of $30.0 million under a line of credit and $46.5 million under reverse repurchase agreements.  The Company has incurred interest expense on debt at the following average interest rates for the six month periods ended June 30, 2003 and 2002:

	2003	2002
Line of credit	2.85%	2.56%
Reverse repurchase agreements	1.57%	2.01%
Total debt	1.58%	2.23%

INCOME TAXES

Our effective tax rate for the first six months of 2003 was 29% compared to 28% for the same period in 2002.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The change in effective rate is reflective of the significant increase in underwriting profits, which are taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2003 and 2002 as a result of the following:

	2003		2002
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$14,717,784	35%	$9,205,564	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,994,358)	(5)%	(1,421,506)	(5)%
Dividends received deduction	(751,997)	(2)%	(778,551)	(3)%
Dividends paid deduction	(150,409)	—	(151,809)	(1)%
Other items, net	401,986	1%	389,388	2%

Total tax expense	$12,223,006	29%	$7,243,086	28%

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

Our 108th consecutive dividend payment was declared in the second quarter, payable in July, 2003, of $.10 per share.  This follows the first quarter dividend of $.09 per share that was paid in April 2003.

Invested assets at June 30, 2003 increased by $84.3 million, or 8%, from December 31, 2002. Contributing to this increase was the investment of cash flows from operations and $10.1 million proceeds from the over-allotment option.

At June 30, 2003 we had short-term investments, cash and other investments maturing within one year, of approximately $69.6 million and additional investments of $172.4 million maturing within five years.  We maintain a $40.0 million line of credit with two financial institutions.  This facility has a three-year term that expires on May 31, 2005.  It is non-cancelable during its term.  As of June 30, 2003, no amounts were outstanding on this facility.  Additionally, we were party to four reverse repurchase transactions totaling $49.0 million.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next twelve to twenty-four months. Cash generated from operations during the first six months of 2003 was $47.7 million, compared to $58.5 million for the same period last year.

Dividend payments from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of: 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2003 without prior approval is $40.1 million - 10% of RLI Insurance Company’s 2002 policyholder surplus. The actual amount paid to us thus far in 2003 is $3.3 million.

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Consolidated gross revenues, as displayed in the table that follows, totaled $202.9 million for the second quarter of 2003 compared to $193.8 million for the same period in 2002.

	For the Three-Month Period Ended June 30,
Gross revenues (in thousands)	2003	2002

Gross premiums written	$190,084	$183,193
Net investment income	10,890	9,572
Net realized investment gains	1,943	1,077
Total gross sales	$202,917	$193,842

Gross premium writings of the Group improved 4% over 2002 levels fueled by growth in the casualty segment, where market conditions remain firm.  Net investment income improved 14% to $10.9 million, due to the increased invested asset base. Additionally, the sale of certain securities during the second quarter of 2003 resulted in $1.9 million of realized gains, compared to $1.1 million for the same period last year.

Consolidated net revenue for the second quarter of 2003 increased $34.1 million or 37% from the same period in 2002. Net premiums earned, the main driver of this measurement, increased 39%, benefiting from the significant momentum gained from last year’s premium volume growth.

Net after-tax earnings for the second quarter of 2003 totaled $15.4 million, $0.60 per diluted share, compared to $10.0 million, $0.49 per diluted share, for the same period in 2002.  Improved underwriting income on the property and casualty books, coupled with growth in investment income and decreased debt costs, favorably impacted 2003 earnings.

Results for the second quarter of 2003 include $1.3 million, $0.05 per diluted share, in after-tax realized investment gains, compared with $700,000, $0.03 per diluted share, in after-tax realized investment gains for the same period in 2002.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, benefited from the strong performance of the equity and bond markets during the second quarter of 2003.  Comprehensive earnings for the second quarter of 2003 totaled $40.7 million, $1.58 per diluted share, compared to a comprehensive loss of $4.7 million, $0.24 per diluted share, for the same period in 2002. Unrealized gains, net of tax, for the second quarter of 2003 were $25.3 million, $0.98 per diluted share compared to unrealized losses of $14.6 million, $0.73 per diluted share, for the same period in 2002. 2002 results were negatively impacted by the market downturn experienced during the second quarter of 2002.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased 4% to $190.1 million for the second quarter of 2003, as the casualty segment continued to experience a favorable rate environment.  Underwriting income improved to a pre-tax profit of $7.4 million for the second quarter of 2003, compared to $2.6 million for the same period in 2002.  The GAAP combined ratio declined to 93.4 for the second quarter of 2003, as both the property and casualty segments posted improvements.

	For the Three-Month Period Ended June 30,
Gross premiums written (in thousands)	2003	2002
Property	$52,425	$56,921
Casualty	124,750	109,840
Surety	12,909	16,432
Total	$190,084	$183,193

Underwriting profits (losses) (in thousands)	2003	2002
Property	$7,663	$4,292
Casualty	1,178	(286)
Surety	(1,411)	(1,388)
Total	$7,430	$2,618

Combined ratio	2003	2002
Property	71.5	79.9
Casualty	98.5	100.5
Surety	112.0	111.4
Total	93.4	96.8

Gross premiums written for the Group’s property segment declined $4.5 million, or 8% from the same period last year.  Competitive pressures in our domestic fire line and a stabilization of property rates during the second quarter have contributed to the decline in gross writings.  Net premiums written totaled $28.2 million, up 2%, due to slightly increased retentions. Net earned premiums grew by 26%, benefiting from the significant momentum gained from last year’s premium volume.  Underwriting profit for the property segment was $7.7 million for the second quarter of 2003, compared to $4.3 million for the same period in 2002.  The GAAP combined ratio decreased to 71.5 compared to 79.9 for the same period last year.  Exceptional seasonal results on our domestic fire and continued profitability on our California earthquake business contributed to these improvements.

The casualty segment posted gross premiums written of $124.8 million for the second quarter of 2003, up $14.9 million, or 14%, from 2002.  Growth initiatives and a continued favorable rate environment contributed to growth in the following products: general liability up $19.6 million, executive products up $7.2 million, and personal umbrella up $1.9 million.  Partially offsetting these increases, program business declined $13.2 million, due to exiting one unprofitable program in late 2002 and tighter risk selection on remaining programs.  The casualty segment posted an underwriting profit of $1.2 million compared to an underwriting loss of $286,000 for the same period last year. These results translate into a combined ratio of 98.5 for the second quarter of 2003 versus 100.5 for the same period in 2002.  The segment’s expense ratio at 26.0 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 72.5 remains in check.

Gross premiums written for the surety segment totaled $12.9 million for the second quarter of 2003, down $3.5 million, or 21%, from the same period in 2002.  This decrease is primarily related to underwriting changes made in contract surety, which resulted in targeted reductions to contract writings.  The surety book reported an underwriting loss of $1.4 million for the second quarter of 2003 and 2002.  Loss experience on the contract book negatively impacted both periods.  As mentioned previously, corrective action was taken during 2002 and underwriting guidelines and authority have been further refined in 2003.  Given the average duration of contract policies, it is anticipated that underwriting changes implemented to date will not significantly improve the segments underwriting results until the latter part of 2003.  We will continue to carefully monitor the effectiveness of underwriting changes made to this segment.

INVESTMENT INCOME

Our investment portfolio generated net dividend and interest income of $10.9 million during the second quarter of 2003, an increase of 14% over that reported for the same period in 2002.  Of particular note is a 24% increase in total bond investment income.  This upward trend in income is to be expected, as we continue to place cash flow into bonds, particularly corporate and tax-exempt municipality securities.

Yields on our fixed income investments for the second quarter of 2003 and second quarter 2002 are as follows:

	2003	2002
Taxable	5.31%	6.21%
Non-taxable	4.53%	4.92%

When comparing fixed income investment yields from second quarter of 2003 to the same time period of 2002, it is clear that yields have decreased for both taxable as well as non-taxable securities.  Fixed income yields have continued to trend lower as interest rates fall.  In addition, as bonds in the portfolio mature or as new cash is placed into the fixed income market, cash is invested at lower yields.

We recorded $513,000 in net investment income during the second quarter of 2003 related to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that we recognize the change in the fair value of stock warrants received with the purchase of a note receivable. This compares to $481,000 recognized for the same period of 2002.

We experienced a net realized gain from investments of $1.9 million in the second quarter of 2003, compared to a net realized gain of $1.1 million for the same period in 2002. This increase in net realized gains is due to the timing of sales of individual securities.  We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by charging off the loss against income. During both the second quarter of 2003 and the same period in 2002, there were no losses associated with the other-than-temporary-impairment of securities.

INCOME TAXES

The Company’s effective tax rate for the second quarter of 2003 and 2002 was 28%. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2003 and 2002 as a result of the following:

	2003		2002
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$7,523,055	35%	$4,830,687	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,048,605)	(5)%	(723,686)	(5)%
Dividends received deduction	(372,917)	(2)%	(388,386)	(3)%
Dividends paid deduction	(69,440)	—	(73,488)	(1)%
Other items, net	70,275	—	203,455	2%

Total tax expense	$6,102,368	28%	$3,848,582	28%

OTHER MATTERS

On July 1, 2003, we sold an insurance company shell, Underwriters Indemnity Holdings, Inc. (UIH) and its insurance subsidiary, Lexon Insurance Company (formerly known as Underwriters Indemnity Company) to a group of private investors.  As part of the sale, we retained the right to use the Underwriters Indemnity name.  This transaction, which will be recognized in the third quarter, will result in an after-tax gain of approximately $4.0 million. This gain relates to the value of licenses sold and certain tax benefits associated with a tax loss on the sale of this shell.

Additionally, indefinite-lived intangible assets will be reduced by approximately $1.7 million, which represents the unamortized value of insurance licenses sold during this transaction.

In conjunction with the sale of the shell, in-force business was assumed by one of our other insurance subsidiaries, RLI Insurance Company.  The sale of this shell will have no impact on our ongoing insurance operations.

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

Our market risk exposures at June 30, 2003, have not materially changed from those identified in the 10-K at December 31, 2002.

ITEM 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objective, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We believe that our disclosure controls and procedures provide such reasonable assurance.

No changes were made to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings – There were no changes during the quarter.

Item 2.                                   Change in Securities and Use of Proceeds – Not Applicable

Item 3.                                   Defaults Upon Senior Securities – Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders -

At the May 1, 2003 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

Votes Cast

	For	Withheld
Charles M. Linke	22,159,433	169,462
Jonathan E. Michael	22,163,185	165,710
Edward F. Sutkowski	16,375,143	5,953,752

Continuing directors of the Company were: Richard H. Blum, F. Lynn McPheeters, Gerald D. Stephens, and Robert O. Viets, whose terms expire in 2004, and William R. Keane, Gerald I. Lenrow and Edwin S. Overman whose terms expire in 2005.

Item 5.                                   Other Information - Not Applicable

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                             Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                            On April 17, 2003, the Company filed a report on Form 8-K which furnished a copy of its press release which announced the financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Duly authorized and Principal Financial and Accounting Officer)
Date: July 31, 2003