Form 10-Q
period 2003-09-30
RLI CORP
filed 2003-10-30
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2003 the number of shares outstanding of the registrant’s Common Stock was 25,150,430.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended September 30,
(Unaudited)	2003	2002

Net premiums earned	$118,953,696	$91,639,002
Net investment income	11,205,067	9,401,086
Net realized investment gains (loss)	8,970,646	(6,636,108)
	139,129,409	94,403,980
Losses and settlement expenses	73,271,740	53,992,262
Policy acquisition costs	30,314,044	27,804,288
Insurance operating expenses	6,754,906	5,426,266
Interest expense on debt	146,441	456,651
General corporate expenses	821,571	693,998
	111,308,702	88,373,465
Equity in earnings of uncons. investee	1,623,632	1,127,566
Earnings before income taxes	29,444,339	7,158,081
Income tax expense	4,075,019	1,517,907
Net earnings	$25,369,320	$5,640,174

Other comprehensive (loss), net of tax	(7,583,532)	(19,089,011)
Comprehensive earnings (loss)	$17,785,788	$(13,448,837)

Earnings per share:
Basic:

Basic net earnings per share	$1.01	$0.28
Basic compre. earnings (loss) per share	$0.71	$(0.68)

Diluted:

Diluted net earnings per share	$0.98	$0.28
Diluted compre. earnings (loss) per share	$0.69	*

Weighted average number of common shares outstanding
Basic	25,126,924	19,868,315
Diluted	25,921,958	20,466,885

Cash dividends declared per common share	$0.10	$0.09

* The impact of common stock equivalents was antidilutive

The accompanying notes are an integral part of the financial statements.

	For the Nine-Month Period Ended September 30,
(Unaudited)	2003	2002

Net premiums earned	$341,725,342	$247,427,375
Net investment income	32,755,092	28,057,979
Net realized investment gains (loss)	11,322,861	(3,772,542)
	385,803,295	271,712,812
Losses and settlement expenses	206,798,410	144,463,119
Policy acquisition costs	88,624,737	75,757,707
Insurance operating expenses	20,587,186	17,624,660
Interest expense on debt	593,169	1,361,660
General corporate expenses	2,870,921	2,612,882
	319,474,423	241,820,028
Equity in earnings of uncons. investee	5,166,277	3,566,907
Earnings before income taxes	71,495,149	33,459,691
Income tax expense	16,298,025	8,760,993
Net earnings	$55,197,124	$24,698,698

Other compre. earnings (loss), net of tax	12,316,686	(32,032,857)
Comprehensive earnings (loss)	$67,513,810	$(7,334,159)

Earnings per share:
Basic:

Basic net earnings per share	$2.20	$1.24
Basic compre. Earnings (loss) per share	$2.69	$(0.37)

Diluted:

Diluted net earnings per share	$2.14	$1.21
Diluted compre. earnings (loss) per share	$2.62	*

Weighted average number of common shares outstanding
Basic	25,107,405	19,852,123
Diluted	25,793,093	20,425,765

Cash dividends declared per common share	$0.29	$0.26

* The impact of common stock equivalents was antidilutive

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$191,305,570	$231,780,601
Trading, at fair value	8,425,209	8,195,821
Available-for-sale, at fair value	676,053,528	484,818,576
Equity securities, at fair value	250,357,695	227,342,269
Short-term investments, at cost	50,681,151	47,890,010
Total investments	1,176,823,153	1,000,027,277
Accrued investment income	11,104,522	9,454,106
Premiums and reinsurance balances receivable	137,508,223	122,257,711
Ceded unearned premium	101,995,864	95,406,453
Reinsurance balances recoverable on unpaid losses	349,274,825	340,886,393
Deferred policy acquisition costs	63,078,249	60,102,086
Property and equipment	18,524,438	17,756,773
Investment in unconsolidated investee	30,446,867	25,260,857
Goodwill and indefinite-lived intangibles	26,214,491	27,882,491
Other assets	16,294,272	20,293,790
TOTAL ASSETS	$1,931,264,904	$1,719,327,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$842,858,570	$732,838,191
Unearned premiums	365,670,014	350,803,158
Reinsurance balances payable	91,095,339	78,231,343
Short-term debt, LOC and notes payable	48,282,750	54,356,250
Income taxes-current	3,763,871	1,786,897
Income taxes-deferred	33,626,307	26,022,212
Other liabilities	19,234,762	18,734,426
TOTAL LIABILITIES	1,404,531,613	1,262,772,477

Shareholders’ Equity:
Common stock ($1 par value) (30,942,917 shares issued at 9/30/03) (30,472,864 shares issued at 12/31/02)	30,942,917	30,472,864
Paid-In Capital	179,708,477	170,204,681
Accumulated other comprehensive earnings	83,613,833	71,297,147
Retained Earnings	313,482,575	265,573,238
Deferred compensation	5,939,296	5,531,085
Less: Treasury shares at cost (5,792,487 shares at 9/30/03) (5,791,689 shares at 12/31/02)	(86,953,807)	(86,523,555)
TOTAL SHAREHOLDERS’ EQUITY	526,733,291	456,555,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,931,264,904	$1,719,327,937

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period Ended September 30,
	2003	2002

Net cash provided by operating activities	$149,828,290	$120,843,001
Cash Flows from Investing Activities
Investments purchased	(366,777,772)	(179,999,399)
Investments sold	175,104,977	57,642,603
Investments called or matured	44,541,962	39,588,627
Net proceeds from the sale of insurance shell	5,100,000	0
Net decrease in short-term investments	(3,694,641)	(42,354,048)
Change in notes receivable	1,500,000	500,000
Net property and equipment purchased	(3,199,574)	(2,433,909)
Net cash used in investing activities	(147,425,048)	(127,056,126)

Cash Flows from Financing Activities
Cash dividends paid	(6,994,044)	(4,861,747)
Payments on debt	(6,500,000)	(762,875)
Proceeds from issuance of debt	426,500	10,940,000
Proceeds from issuance of common stock	10,047,504	0
ISO Share issuance	638,839	416,969
Treasury shares (purchased) reissued	(22,041)	480,778
Net cash (used in)provided by financing activities	(2,403,242)	6,213,125
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at September 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of a full year.

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

	For the Nine-Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$55,197,124	25,107,405	$2.20

Effect of Dilutive Securities
Incentive Stock Options	—	685,688

Diluted EPS
Income available to common stockholders	$55,197,124	25,793,093	$2.14

	For the Nine-Month Period Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$24,698,698	19,852,123	$1.24

Effect of Dilutive Securities
Incentive Stock Options	—	573,642

Diluted EPS
Income available to common stockholders	$24,698,698	20,425,765	$1.21

Other Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The provisions for interim-period disclosures were effective for interim periods beginning after December 31, 2002 and are summarized in the stock based compensation section on the following page.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Nine-Month Period Ended September 30,
	2003	2002

Net income, as reported	$55,197,124	$24,698,698
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(1,256,847)	(1,135,237)

Pro forma net income	$53,940,277	$23,563,461

Earnings per share:
Basic –as reported	$2.20	$1.24
Basic –pro forma	$2.15	$1.19

Diluted –as reported	$2.14	$1.21
Diluted –pro forma	$2.09	$1.15

	For the Three-Month Period Ended September 30,
	2003	2002

Net income, as reported	$25,369,320	$5,640,174
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(424,468)	(378,412)

Pro forma net income	$24,944,852	$5,261,762

Earnings per share:
Basic –as reported	$1.01	$0.28
Basic –pro forma	$0.99	$0.26

Diluted –as reported	$0.98	$0.28
Diluted –pro forma	$0.96	$0.26

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at September 30, 2003.  In conjunction with the sale of the insurance company shell in July 2003, we recorded a $1.7 million reduction to indefinite-lived intangible assets, which represented the unamortized value of insurance licenses sold during this transaction.  Impairment testing was performed during 2003, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles.   At September 30, 2003, net definite-lived intangible assets totaled $2.4 million, net of $3.3 million of accumulated amortization, and are included in other assets.  Definite-lived intangibles are subject to review for impairment pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that we review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Of our $2.4 million net definite-lived intangible asset, $874,000 relates to the contract surety book.  Given the difficulties experienced in the contract surety book, we believed a review of this intangible asset was warranted during the second quarter of 2003. In accordance with SFAS 144, this asset was tested for impairment by comparing the asset’s projected undiscounted cash flows to its carrying value.  Results of this test indicated projected undiscounted cash flows in excess of the current carrying value.  As a result, no impairment was indicated.  We will continue to monitor the recoverability of this definite-lived intangible asset.

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

The provisions of SFAS 149 and 150 are not anticipated to have a material impact on our consolidated financial statements. For a discussion of other recently issued accounting pronouncements, see pages 36-39 of our 2002 Annual Report.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine months ended September 30, 2003 and 2002 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA— (in thousands)	2003	2002	2003	2002
Property	$26,866	$13,986	$82,088	$64,555
Casualty	3,410	(889)	224,271	145,418
Surety	(4,561)	(3,515)	35,366	37,454
Net investment income	32,755	28,058	32,755	28,058
Realized gains (loss)	11,323	(3,773)	11,323	(3,773)
General corporate expense and interest on debt	(3,464)	(3,974)
Equity in earnings of unconsolidated investee	5,166	3,567
Total segment earnings before income taxes	$71,495	$33,460

Income taxes	16,298	8,761

Total	$55,197	$24,699	$385,803	$271,712

The following table further summarizes revenues by major product type within each segment:

	For the Nine-Month Period Ended September 30,
(in thousands)	2003	2002
Property
Commercial property	$76,724	$59,255
Homeowners/residential property	5,364	5,300
Total	$82,088	$64,555

Casualty
General liability	$92,800	$52,113
Specialty program business	38,846	17,530
Commercial transportation	37,277	32,120
Commercial and personal umbrella	30,748	24,896
Executive products	9,810	5,888
Other	14,790	12,871
Total	$224,271	$145,418

Surety	$35,366	$37,454

3. OTHER MATTERS - On July 1, 2003, we sold an insurance company shell, Underwriters Indemnity Holdings, Inc.(UIH) and its insurance subsidiary, Lexon Insurance Company(formerly known as Underwriters Indemnity Company) to a group of private investors.  As part of the sale, we retained the right to use the Underwriters Indemnity name.  This transaction, which was recognized in the third quarter, resulted in an after-tax gain of $6.9 million, $0.27 per diluted share. This gain relates to the value of licenses sold and certain tax benefits associated with a tax loss on the sale of this shell.

Additionally, we recorded a $1.7 million reduction to indefinite-lived intangible assets, which represented the unamortized value of insurance licenses sold during this transaction.

In conjunction with the sale of the shell, in-force business was assumed by one of our other insurance subsidiaries, RLI Insurance Company.  The sale of this shell will have no material impact on our ongoing insurance operations.

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

OVERVIEW

We are a holding company that underwrites selected property, casualty, and surety insurance through major subsidiaries collectively known as RLI Insurance Group (the Group).  The Group provides specialty property and casualty coverages for primarily commercial risks and accounted for 89% of our consolidated revenue for the first nine months of 2003 compared to 91% for the same period last year.

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

In addition, we may consider the profitability, leverage, growth and cash flow of a company that has issued a security. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the consolidated financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated gross revenues, as displayed in the table that follows, totaled $602.1 million for the first nine months of 2003 compared to $559.1 million for the same period in 2002.

	For the Nine-Month Period Ended September 30,
Gross revenues (in thousands)	2003	2002

Gross premiums written	$558,037	$534,815
Net investment income	32,755	28,058
Net realized investment gains	11,323	(3,773)
Total gross revenues	$602,115	$559,100

Gross premium writings of the Group improved 4% over 2002 levels due to growth in the casualty segment, where market conditions remain firm.  Net investment income improved 17% to $32.8 million.  This growth is attributable to increased cash flows from operations and the infusion of new capital from 2002’s equity offering.  Additionally, the sale of certain securities and an insurance company shell during the first nine months of 2003 resulted in $11.3 million of realized gains, compared to $3.8 million in realized losses for the same period last year.  2002’s realized losses include $6.5 million of impairment losses recorded on securities whose market value was deemed to be other-than-temporarily impaired.  This adjustment was a reclassification from unrealized losses to realized losses.

Consolidated net revenue for the first nine months of 2003 increased $114.1 million or 42% from the same period in 2002. Net premiums earned, the main driver of this measurement, jumped 38%, benefiting from increased retentions and the significant momentum gained from last year’s written premium growth.

Net after-tax earnings for the first nine months of 2003 totaled $55.2 million, $2.14 per diluted share, compared to $24.7 million, $1.21 per diluted share, for the same period in 2002.  Significantly improved underwriting income, particularly on the property book, coupled with growth in investment income, decreased debt costs, and increased realized investment gains, favorably impacted 2003 earnings.

Results for the first nine months of 2003 include a realized gain of $3.4 million, $0.13 per diluted share, related to the sale of an insurance company shell, which was completed on July 1, 2003.  Additionally, we recognized a $3.5 million, $0.14 per diluted share, tax benefit from the sale of the insurance company shell.  Excluding the sale of the shell, all other realized investment gains totaled $5.1 million, $0.20 per diluted share, in after-tax realized investment gains, compared with $2.5 million, $0.12 per diluted share, in after-tax realized investment losses for the same period in 2002.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $67.5 million, $2.62 per diluted share, for the first nine months of 2003, compared to a comprehensive loss of $7.3 million, $0.37 per diluted share, for the same period in 2002. Unrealized gains, net of tax, for the first nine months of 2003 were $12.3 million, $0.48 per diluted share, compared to unrealized losses of $32.0 million, $1.58 per diluted share, for the same period in 2002.  2002 results were negatively impacted by the volatility experienced in the equity and bond markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $558.0 million for the first nine months of 2003, compared to $534.8 million reported for the same period in 2002.  Improved pricing and various growth initiatives in the casualty segment positively impacted gross premiums written, while the property and surety segments posted reduced writings.  Underwriting income improved to a pre-tax profit of $25.7 million for the first nine months of 2003 compared to $9.6 million for the same period in 2002.  The GAAP combined ratio declined to 92.5 for the first nine months of 2003, compared to 96.1 for the same period in 2002.  The property segment was responsible for the majority of the improved results, posting a 67.3 GAAP combined ratio. Additionally, the casualty segment recorded improved earnings from last year. The surety segment’s results, however, were negatively impacted by contract surety losses.

	For the Nine-Month Period Ended September 30,
Gross premiums written (in thousands)	2003	2002
Property	$148,938	$160,370
Casualty	368,787	324,699
Surety	40,312	49,746
Total	$558,037	$534,815

Underwriting profits (losses) (in thousands)	2003	2002
Property	$26,866	$13,986
Casualty	3,410	(889)
Surety	(4,561)	(3,515)
Total	$25,715	$9,582

Combined ratio	2003	2002
Property	67.3	78.3
Casualty	98.4	100.6
Surety	112.8	109.3
Total	92.5	96.1

Gross premiums written for the Group’s property segment declined $11.4 million, or 7% from the same period last year.  For the first nine months of 2003, gross property premiums totaled $148.9 million.  Growth in property rates slowed during the first nine months of 2003.  Fewer accounts are experiencing rate increases and average rate increases are lower than in 2002. Additionally, competitive pressure in our domestic fire line and California earthquake business has contributed to the decline in gross writings.  Net premiums written totaled $80.6 million, up 3%, due to slightly increased retentions. Net earned premiums grew by 27%, benefiting from increased retentions and the significant momentum gained from last year’s premium volume.  Underwriting profit for the property segment was $26.9 million for the first nine months of 2003, compared to $14.0 million for the same period in 2002.  The GAAP combined ratio decreased to 67.3, compared to 78.3 for the same period last year.  Exceptional seasonal results on our domestic fire and continued profitability on our California earthquake business contributed to these extraordinary results.  Partially offsetting these improvements, our construction book was negatively impacted by spring hail storms and tornados.  During the first nine months of 2002, loss experience on the construction book and discontinued property classes negatively impacted results.

The casualty segment posted gross premiums written of $368.8 million for the first nine months of 2003, up $44.1 million, or 14%, from 2002.  Growth initiatives and a continued favorable rate environment contributed to growth in the following products: general liability up $51.8 million, executive products up $15.4 million, and personal umbrella up $5.7 million.  Partially offsetting these increases, program business declined $28.7 million, due to exiting one unprofitable program in late 2002 and tighter risk selection on remaining programs.  The casualty segment posted an underwriting profit of $3.4 million, compared to an underwriting loss of $889,000 for the same period last year. These results translate into a combined ratio of 98.4 in 2003 versus 100.6 for the same period in 2002.  The segment’s expense ratio at 26.3 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 72.1 remains in check.

Gross premiums written for the surety segment totaled $40.3 million for the first nine months of 2003, down $9.4 million, or 19%, from the same period in 2002.  This decrease is primarily related to underwriting changes made in contract surety, as part of corrective actions designed to return this segment to profitability.  Certain relationships with contract producers were terminated during the fourth quarter of 2002, resulting in targeted reductions to contract writings.  The surety book reported an underwriting loss of $4.6 million for the first nine months of 2003, compared to an underwriting loss of $3.5 million for the same period last year.  Though slightly improved from the 116.0 combined ratio reported for the year-ended December 31, 2002, the combined ratio for the first nine months of 2003 was 112.8, above the 109.3 ratio reported for the first nine months of 2002.  Loss experience on the contract book continued to impact this segment’s results.  Corrective action was taken during 2002 and underwriting guidelines and authority have been further refined in 2003.  New claim reports for contract surety have declined during 2003. We remain cautiously optimistic that changes made to date will begin to result in improved underwriting results.  We will continue to carefully monitor the effectiveness of underwriting changes made to this segment.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found on page 20 of our 2002 Annual Report on Form 10K.  No additional information is available as of the third quarter of 2003.

INVESTMENT INCOME

Our investment portfolio generated net dividend and interest income of $32.8 million during the first nine months of 2003, an increase of 17% over that reported for the same period in 2002.  Continued growth in operating cash flows and investment of the proceeds from the recent equity offering completed on January 9, 2003 have resulted in the rise in investment income. Cash flows in excess of current needs were used to purchase fixed-income securities, which continue to be comprised primarily of high-grade corporate bonds and tax-exempt municipals.

As of September 30, 2003, 96% of our fixed income portfolio consisted of securities rated A or better, with 82% rated AA or better.  100% of fixed income securities held as of September 30, 2003 were investment grade.  The year-to-date yields on our fixed income investments for the nine-month periods ended September 30, 2003 and 2002 are as follows:

	2003	2002
Taxable	5.16%	6.22%
Non-taxable	4.34%	4.87%

The year-to-date yields in 2003 are lower than the yields during this same time period in 2002.  The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to continued growth in operational cash flow, investment of proceeds from the equity offering, and sector diversification.

We maintain an equity investment in a private mortgage banking company.  As of September 30, 2003, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $7.1 million.  We recorded $2.0 million in net investment income during the first nine months of 2003 related to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that we recognize the change in the fair value of stock warrants received with the purchase of a note receivable. This compares to $1.6 million recognized for the same period of 2002.  We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment.  This formula is based on the investee’s book value, the volume of mortgages originated and profitability.

We experienced a net realized gain from investments of $11.3 million in the first nine months of 2003.  Included in this number is a $3.4 million gain related to the sale of Underwriters Indemnity Holdings (UIH), an insurance company shell that was sold on July 1, 2003.  The remaining $7.9 million realized gain was due to the sale of certain equity and fixed income securities during the first nine months of 2003.  The realized gain is sizable when compared to a net realized loss of $3.8 million for the same period in 2002. The increase in net realized gains is due in part to the timing of the sale of individual securities.  Additionally, during the first nine months of 2002, we recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired.  This adjustment was a reclassification from unrealized losses to realized losses.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by charging off the loss against income. During the first nine months of 2003, there were no losses associated with the other-than-temporary-impairment of securities. During the first nine months of 2002, our analysis identified $6.5 million in other-than-temporary declines in value that we recognized as a realized loss.  Partially offsetting the impairment loss, $2.7 million in net realized gains were recorded from the sale of certain equity and fixed income investments during the first nine months of 2002 bringing the net realized loss to $3.8 million during the first nine months of 2002.

The following table illustrates certain industry-level categories relative to our equity portfolio at September 30, 2003, including market value, cost basis and unrealized gains and losses.

(dollars in thousands)	Cost Basis	9/30/03 Mkt Value	Gains	Gross Unrealized Losses	Net	Unrealized Gain/Loss% (1)
Consumer Discretionary	$9,470	$12,444	$2,974	$—	$2,974	31.4%
Consumer Staples	17,816	35,174	17,392	(34)	17,358	97.4%
Energy	7,434	13,709	6,275	—	6,275	84.4%
Financials	12,455	37,789	25,334	—	25,334	203.4%
Healthcare	7,504	24,338	16,834	—	16,834	224.3%
Industrials	17,416	30,993	13,577	—	13,577	78.0%
Materials	9,180	11,774	2,685	(91)	2,594	28.3%
Information Technology	8,576	12,639	4,103	(40)	4,063	47.4%
Telecommunications	8,381	11,849	3,468	—	3,468	41.4%
Utilities	38,641	52,496	14,026	(171)	13,855	35.9%
Private Investments	7,153	7,153	—	—	—	0.0%
	$144,026	$250,358	$106,668	$(336)	$106,332	73.8%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table illustrates the number of individual securities that were in an unrealized loss position as of September 30, 2003, their fair value and cost, and length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2003

(dollars in thousands)	0-6 Mos.	7-9 Mos.	10-12 Mos.	> 12 Mos.	Total

Common Stock
# of positions	4	—	—	—	4
Fair value	$5,659	$—	$—	$—	$5,659
Cost or Amortized Cost	5,995	—	—	—	5,995
Unrealized Loss	(336)	—	—	—	(336)

Fixed Income Securities
# of positions	184	—	—	—	184
Fair value	$346,823	$—	$—	$—	$346,823
Cost or Amortized Cost	355,961	—	—	—	355,961
Unrealized Loss	(9,138)	—	—	—	(9,138)

Total Invested Assets
# of positions	188	—	—	—	188
Fair value	$352,482	$—	$—	$—	$352,482
Cost or Amortized Cost	361,956	—	—	—	361,956
Unrealized Loss	(9,474)	—	—	—	(9,474)

As of September 30, 2003, we held four common stocks that were in an unrealized loss position.  All four equity positions were at a loss for less than six months.

The fixed income portfolio contained 184 positions at a loss as of September 30, 2003.  All of the fixed income positions were at a loss for less than six months.  The fixed income unrealized losses can be attributed to an increase in medium and long term interest rates since the purchase of many of these fixed income securities.  After a lengthy period of downward pressure on medium and long term interest rates, this trend started to reverse in June 2003.  This upward trend in interest rates created unrealized losses for many fixed income investors.  As interest rates rise, the prices of many of the fixed income securities in our portfolio will decline, generating increasing levels of unrealized losses.  We continually monitor the credit quality of our fixed income investments; our ability to be repaid principal and interest.  We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration as opposed to rising interest rates.

As of September 30, 2003, we held no equity or fixed income securities that individually had an unrealized loss greater than 12%.  Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses, we do not believe any securities suffered an other-than-temporary decline in value as of September 30, 2003.

Our available-for-sale portfolio of debt and equity securities had a net change in unrealized gains before tax of $18.9 million for the first nine months of 2003, compared with a $49.1 million unrealized loss for the same period in 2002.  The 2003 year-to-date gains reflects $15.2 million unrealized gain for stocks and $3.7 million for bonds.  Our net cumulative unrealized gain before tax was $128.3 million as of September 30, 2003, up from $109.4 million at December 31, 2002.  Unrealized appreciation on securities, net of tax, is reflected in accumulated other comprehensive earnings, a component of shareholders’ equity.

Interest and fees on debt obligations decreased to $593,000 for the first nine months of 2003, a decrease of $768,000 from the same period in 2002.  Reduced debt balances, resulting from the early January payoff of all remaining balances on the line of credit, and lower interest rates on outstanding balances led to the decrease in overall debt expense.  Proceeds from the December 2002 equity offering and the January 2003 over-allotment were used, in part, to pay off all outstanding balances on the line of credit.  As of September 30, 2003, outstanding short-term balances totaled $48.3 million, compared to $87.4 million at September 30, 2002.  The September 30, 2003 short-term debt balances consisted only of reverse repurchase agreements.  At September 30, 2002, short-term debt balances were comprised of $40.0 million under a line of credit and $47.4 million under reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2003 and 2002:

	2003	2002
Line of credit	2.55%	2.59%
Reverse repurchase agreements	1.43%	2.01%
Total debt	1.44%	2.24%

INCOME TAXES

Our effective tax rate for the first nine months of 2003 was 23%, compared to 26% for the same period in 2002.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  Increased underwriting profits and investment gains during 2003 resulted in additional income taxable at 35%. As detailed below, however, the tax benefit associated with the sale of an insurance shell, coupled with increased tax exempt income, resulted in an overall decline in the effective tax rate.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2003 and 2002 as a result of the following:

	2003		2002
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$25,023,302	35%	$11,710,892	35%
Increase (reduction) in taxes resulting from:
Sale of insurance shell	(4,719,543)	(6)%	—	—
Tax exempt interest income	(3,015,105)	(4)%	(2,170,366)	(6)%
Dividends received deduction	(1,139,998)	(2)%	(1,145,243)	(4)%
Dividends paid deduction	(226,519)	—	(229,324)	(1)%
Other items, net	375,888	—	595,034	2%

Total tax expense	$16,298,025	23%	$8,760,993	26%

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

Our 109th consecutive dividend payment was declared in the third quarter, and was paid on October 15, 2003, in the amount of $.10 per share.

Invested assets at September 30, 2003 increased by $176.8 million, or 18%, from December 31, 2002. Contributing to this increase was the investment of cash flows from operations and $10.1 million in proceeds from the over-allotment option exercised in connection with our equity offering.

At September 30, 2003 we had short-term investments, cash and other investments maturing within one year, of approximately $64.6 million and additional investments of $186.6 million maturing within five years.  We maintain a $40.0 million line of credit with two financial institutions.  This facility has a three-year term that expires on May 31, 2005.  It is non-cancelable during its term.  As of September 30, 2003, no amounts were outstanding on this facility.  Additionally, we were party to four reverse repurchase transactions totaling $48.3 million.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next twelve to twenty-four months. Cash generated from operations during the first nine months of 2003 was $149.8 million, compared to $120.8 million for the same period last year.

Dividend payments from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of: 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2003 without prior approval is $40.1 million - 10% of RLI Insurance Company’s 2002 policyholder surplus. The actual amount paid to us thus far in 2003 is $5.5 million.

On October 8, 2003, we filed a shelf registration statement with the Securities and Exchange Commission to offer and sell up to $150.0 million in debt, convertible debt or trust preferred securities. If issued, the debt offering will fund general corporate purposes, which may include the payment of outstanding debt and contributions to operating subsidiaries.  On October 17, 2003, the Securities and Exchange Commission declared our registration effective.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated gross revenues, as displayed in the table that follows, totaled $214.2 million for the third quarter of 2003 compared to $198.1 million for the same period in 2002.

	For the Three-Month Period Ended September 30,
Gross revenues (in thousands)	2003	2002

Gross premiums written	$194,029	$195,314
Net investment income	11,205	9,401
Net realized investment gains (loss)	8,971	(6,637)
Total gross revenues	$214,205	$198,078

Gross premium writings of the Group declined 1% from 2002 levels.  Increased writings in the casualty segment, where market conditions remain firm, were offset by declines in property and surety writings.  Net investment income improved 19% to $11.2 million for the third quarter of 2003.  This growth is attributable to increased cash flows from operations and the infusion of new capital from 2002’s equity offering.  Additionally, the sale of certain securities and an insurance company shell during the third quarter of 2003 resulted in $9.0 million of realized gains, compared to realized losses of $6.6 million for the same period last year. During the third quarter of 2002, we recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired.  This adjustment was a reclassification from unrealized losses to realized losses.

Consolidated net revenue for the third quarter of 2003 increased $44.7 million or 47% from the same period in 2002. Net premiums earned, the main driver of this measurement, increased 30%, benefiting from increased retentions and the significant momentum gained from last year’s written premium growth.

Net after-tax earnings for the third quarter of 2003 totaled $25.4 million, $0.98 per diluted share, compared to $5.6 million, $0.28 per diluted share, for the same period in 2002.  Significantly improved underwriting income, particularly on the property book, coupled with growth in investment income, decreased debt costs, and increased realized investment gains, favorably impacted 2003 earnings.

Results for the third quarter of 2003 include a realized gain of $3.4 million, $0.13 per diluted share, related to the sale of an insurance company shell, which was completed on July 1, 2003.  Additionally, we recognized a $3.5 million, $0.14 per diluted share, tax benefit from the sale of the insurance company shell.  Excluding the sale of the shell, all other realized investment gains totaled $3.6 million, $0.14 per diluted share, in after-tax realized investment gains, compared with $4.3 million, $0.21 per diluted share, in after-tax realized investment losses for the same period in 2002.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $17.8 million, $0.69 per diluted share, for the third quarter of 2003, compared to a comprehensive loss of $13.5 million, $0.68 per diluted share, for the same period in 2002. Unrealized losses, net of tax, for the third quarter of 2003 totaled $7.6 million, $0.29 per diluted share, compared to $19.1 million, $0.96 per diluted share, for the same period in 2002.  Both periods were negatively impacted by the volatility experienced in the equity and bond markets.

RLI INSURANCE GROUP

Gross premiums written for the Group declined 1% to $194.0 million for the third quarter of 2003. Declines in property and surety writings served to offset growth experienced in the casualty segment, where the market remains firm.  Underwriting income improved to a pre-tax profit of $8.6 million for the third quarter of 2003, compared to $4.4 million for the same period in 2002.  The GAAP combined ratio declined to 92.8 for the third quarter of 2003, as both the surety and casualty segments posted improvements.

	For the Three-Month Period Ended September 30,
Gross premiums written (in thousands)	2003	2002
Property	$48,354	$54,260
Casualty	131,831	123,880
Surety	13,844	17,174
Total	$194,029	$195,314

Underwriting profits (losses) (in thousands)	2003	2002
Property	$7,923	$6,914
Casualty	2,047	(261)
Surety	(1,357)	(2,237)
Total	$8,613	$4,416

Combined ratio	2003	2002
Property	71.7	70.4
Casualty	97.4	100.5
Surety	112.1	117.3
Total	92.8	95.2

Gross premiums written for the Group’s property segment declined $5.9 million, or 11% from the same period last year.  Competitive pressures in our domestic fire line and a stabilization of property rates during the third quarter have contributed to the decline in gross writings.  Net premiums written totaled $25.8 million, down 2%, due to the slowdown in production.  Net earned premiums grew by 20%, benefiting from the significant momentum gained from last year’s premium volume.  Underwriting profit for the property segment was $7.9 million for the third quarter of 2003, compared to $6.9 million for the same period in 2002.  The GAAP combined ratio for the third quarter of 2003 was 71.7, up slightly from the 70.4 posting for the same period last year.  While our domestic fire and California earthquake business continue to trend favorably, losses on the construction book during the third quarter of 2003 drove the combined ratio higher.

The casualty segment posted gross premiums written of $131.8 million for the third quarter of 2003, up $8.0 million, or 6%, from 2002.  Growth initiatives and a continued favorable rate environment contributed to growth in the following products: general liability up $14.7 million, executive products up $4.1 million, transportation up $3.3 million, and personal umbrella up $1.6 million.  Partially offsetting these increases, program business declined $14.2 million in the quarter, due to exiting one unprofitable program in late 2002 and tighter risk selection on remaining programs.  The casualty segment posted an underwriting profit of $2.0 million compared to an underwriting loss of $261,000 for the same period last year. These results translate into a combined ratio of 97.4 for the third quarter of 2003, versus 100.5 for the same period in 2002.  The segment’s expense ratio at 26.1 has continued to show improvement, as premium volume has continued to increase, while the loss ratio at 71.3 remains in check.

Gross premiums written for the surety segment totaled $13.8 million for the third quarter of 2003, down $3.3 million, or 19%, from the same period in 2002.  This decrease is primarily related to underwriting changes made in contract surety, which resulted in targeted reductions to contract writings.  The surety book reported an underwriting loss of $1.4 million for the third quarter of 2003, compared to a loss of $2.2 million for the same period in 2002.  Loss experience on the contract book negatively impacted both periods. As mentioned previously, corrective action was taken during 2002 and underwriting guidelines and authority have been further refined in 2003.  New claim reports for contract surety declined during the quarter. We remain cautiously optimistic that changes made to date will begin to result in improved underwriting results.  We will continue to carefully monitor the effectiveness of underwriting changes made to this segment.

INVESTMENT INCOME

Our investment portfolio generated net dividend and interest income of $11.2 million during the third quarter of 2003, an increase of 19% over that reported for the same period in 2002.  A substantial driver of this upward trend is an increase in interest income in our fixed-income portfolio.

Yields on our fixed income investments for the third quarter of 2003 and third quarter 2002 are as follows:

	2003	2002
Taxable	4.92%	6.13%
Non-taxable	3.98%	4.77%

The quarter-to-date yields in 2003 are lower than the yields during this same time period in 2002.  The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to continued growth in operational cash flow, investment of proceeds from the equity offering, and sector diversification.

We recorded $855,000 in net investment income during the third quarter of 2003 related to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that we recognize the change in the fair value of stock warrants received with the purchase of a note receivable. This compares to $472,000 recognized for the same period of 2002.

We experienced a net realized gain from investments of $9.0 million in the third quarter of 2003.  Included in this number is a $3.4 million gain related to the sale of Underwriters Indemnity Holdings (UIH), an insurance company shell that was sold on July 1, 2003.  The remaining $5.6 million realized gain was due to the sale of certain equity and fixed income securities during the third quarter of 2003.  This gain compared to a net realized loss of $6.6 million for the same period in 2002. This change is due in part to the gain on the sale of UIH and the timing of sales of individual securities.  In addition, during the third quarter of 2002, we recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired.  This adjustment was a reclassification from unrealized losses to realized losses.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by charging off the loss against income. During the third quarter of 2003, there were no losses associated with the other-than-temporary-impairment of securities.  As mentioned above, in September 2002, we recorded $6.5 million of impairment losses on securities whose market value was deemed to be other-than-temporarily impaired.

INCOME TAXES

The Company’s effective tax rate for the third quarter of 2003 was 14% compared to 21% for the third quarter of 2002. Increased underwriting profits and investment gains, during the third quarter of 2003, resulted in additional income taxable at 35%. As detailed below, however, the tax benefit associated with the sale of an insurance shell, coupled with increased tax exempt income, resulted in an overall decline in the effective tax rate. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2003 and 2002 as a result of the following:

	2003		2002
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$10,305,519	35%	$2,505,328	35%
Increase (reduction) in taxes resulting from:
Sale of insurance shell	(4,719,543)	(16)%	—	—
Tax exempt interest income	(1,020,747)	(4)%	(748,860)	(10)%
Dividends received deduction	(388,001)	(1)%	(366,692)	(5)%
Dividends paid deduction	(76,110)	—	(77,514)	(1)%
Other items, net	(26,099)	—	205,645	2%

Total tax expense	$4,075,019	14%	$1,517,907	21%

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

Our market risk exposures at September 30, 2003, have not materially changed from those identified in the 10-K at December 31, 2002.

ITEM 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective, as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings – There were no changes during the quarter.

Item 2.	Change in Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On July 16, 2003, the Company filed a report on Form 8-K which furnished a copy of its press release announcing the financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer (Duly authorized and Principal Financial and Accounting Officer)
Date: October 30, 2003