Form 10-K
period 2003-12-31
RLI CORP
filed 2004-02-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

☒  Yes  ☐  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the New York Stock Exchange, was $826,524,064.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 12, 2004 was 25,176,980.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Annual Report to Shareholders for the past year ended December 31, 2003, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2004 annual meeting of security holders to be held May 6, 2004, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 39-40 of this document.

PART I

Item 1.  Business

We are a holding company that underwrites selected property and casualty insurance through our insurance subsidiaries. We are an Illinois corporation that was organized in 1965. We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (formerly known as Planet Indemnity Company), a subsidiary of Mt. Hawley, has authority to write multiple lines insurance on an admitted basis in 48 states and the District of Columbia.  Other companies in our group include: Replacement Lens Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc. and Safe Fleet Insurance Services, Inc.

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

As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. A niche company underwrites a particular type of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage and oil and gas surety bonds. A niche company also provides a type of product not generally offered by other companies, such as our personal umbrella policy. The excess and surplus market provides an alternative market for customers with hard-to-place risks and risks that admitted insurers specifically refuse to write. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Often the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether a proposal would be a viable product in keeping with our business objectives.

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

Beginning at the end of 1999, a trend of price firming emerged in many of the markets in which we participate. Likewise, since early in 2001, a return to conservative underwriting took place in the industry for most of the products we write. For the most part, this pattern continued throughout the first half of 2003 and is still in place for most of the casualty segment. However, for property business, rates are now beginning to flatten and, for superior risks, are actually starting to decrease. Nevertheless, we believe that a climate of rate adequacy for our core business continues to exist as a result of the following influences:

•                                          low interest rates;

•                                          the downgrading or close monitoring of many insurers and reinsurers by rating agencies;

•                                          new corporate governance requirements; and

•                                          recognition of the devastating effect that many years of having under-priced business has had on much of the industry.

These factors should contribute to continued demand for our specialty products.

While we anticipate a steady growth in market share, we do not anticipate any increase that would warrant disclosure of a material impact. We expect the demand for specialty products to increase in the areas of primary casualty business and directors and officers insurance, particularly as increased reinsurance costs limit new companies from entering these lines of business. We also expect that our personal umbrella policy will grow as we are one of the few insurers that write this coverage without also writing the underlying auto and homeowners insurance.

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

For the year ended December 31, 2003, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 2003, no other state accounted for more than 1.5% of total direct premiums earned for all product lines.

State	Direct Premiums Earned	Percent of Total
	(in thousands)

California	$176,394	24.6%

Texas

88,111

12.3

%

New York

64,333

9.0

%

Florida	63,028	8.8%
Illinois	25,825	3.6%
Georgia	20,845	2.9%
Pennsylvania	19,890	2.8%
New Jersey	19,068	2.7%
Tennessee	14,270	2.0%
Ohio	13,186	1.8%
Washington	12,146	1.7%
Missouri	11,629	1.6%
Michigan	11,512	1.6%
Hawaii	11,496	1.6%
Massachusetts	11,263	1.6%
All Other	154,495	21.4%

Total direct premiums	$717,491	100.0%

In the ordinary course of business, we rely on other insurance companies as business partners to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk, known as facultative placements. We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements provide greater diversification of business and serve to limit the maximum net loss on catastrophes and large and unusually hazardous risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of, and the ability to secure, these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we utilize reinsurance. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our consolidated financial statements included in our Annual Report to Shareholders for the year ended December 31, 2003, attached as Exhibit 13.

Premiums Written (in thousands)	Year Ended December 31,
	2003	2002	2001
Direct & Assumed	$742,477	$707,453	$511,985
Reinsurance ceded	(268,383)	(293,815)	(196,772)
Net	$474,094	$413,638	$315,213

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

Excess and Surplus Market

The excess and surplus market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus market represented approximately $25.6 billion, or 6.3%, of the entire $407 billion domestic property and casualty industry, as measured by direct premiums written. For 2003, our excess and surplus units had gross premiums written of $356.0 million representing approximately 47.9% of our total gross written premium for the period.

Specialty Admitted Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2003, our specialty admitted units had gross premiums written of $386.5 million representing approximately 52.1% of our total gross written premium for the year.

Business Overview

We presently underwrite selected property and casualty insurance across three distinct business segments: casualty, property and surety. See Note 11 to our consolidated financial statements included in our Annual Report to Shareholders for the year ended December 31, 2003, attached as Exhibit 13.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile risks. Net earned premiums totaled $131.9 million, $75.9 million and $47.7 million, or 25%, 20% and 15% of consolidated net revenues for the years 2003, 2002 and 2001, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by us. The personal umbrella coverage, which is produced through the Specialty Markets Division, is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners is written by us. Net earned premiums totaled $42.8 million, $33.8 million and $56.3 million, or 8%, 9% and 18% of consolidated net revenues for the years 2003, 2002 and 2001, respectively.

Executive Products

We sell financial products such as directors’ and officers’, or D&O, liability and other miscellaneous professional liability for a variety of low to moderate classes of risks. Events affecting the economy over the past few years have resulted in several insurers ceasing to write D&O coverage, which created an opportunity to raise rates significantly and reduce exposures. This situation is now starting to slow as rates appear to be more adequate. The package of coverages offered has been expanded to include a variety of coverages of interest to corporations and executives, such as employment practices liability and fiduciary liability. This is designed to give the product broader appeal. Net earned premiums totaled $13.9 million, $8.4 million and $4.5 million, or 3%, 2% and 1% of consolidated net revenues for the years 2003, 2002 and 2001, respectively.

Specialty Program Business

We began writing program business in 1998 through a broker in New Jersey. During 2001, we improved our infrastructure to streamline processing through automation and utilization of new technologies that shorten the time required to launch new products and programs. We continue to develop new programs for a variety of affinity groups. Coverages offered include: commercial property, general liability, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting “in house” while continuing to rely upon program administrators for policy servicing and sales. Net earned premiums totaled $50.8 million, $28.5 million and $8.5 million for 2003, 2002 and 2001, respectively. These amounts represent 10%, 7% and 3% of consolidated net revenues for 2003, 2002 and 2001, respectively.

Commercial Transportation

In 1997, we opened a transportation insurance facility in Atlanta to offer automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $50.6 million, $44.2 million and $23.5 million, or 10%, 12% and 8% of consolidated net revenues for 2003, 2002 and 2001, respectively.

Other

We offer a variety of other smaller programs, including deductible buy-back, in-home business, and employer’s excess indemnity. Net earned premiums from these lines totaled $19.5 million, $17.3 million and $16.4 million, or 4%, 5% and 5% of consolidated net revenues for the years 2003, 2002 and 2001, respectively.

Property Segment

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire and earthquake and “difference in conditions,” which includes earthquake, wind, flood and collapse coverages written in the United States. We write coverage for a wide range of commercial and industrial risks such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. We also write boiler and machinery coverage under the same management as commercial property. In 2003, 2002, and 2001, net earned premiums totaled $100.6 million, $82.2 million and $62.9 million, or 19%, 22% and 20%, respectively, of our consolidated net revenues.

Homeowners/Residential Property

In 1997, we acquired a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $7.1 million, $7.0 million and $7.9 million, or 1%, 2% and 3% of consolidated net revenues for 2003, 2002 and 2001, respectively.

Surety Segment

Our surety segment specializes in writing small to large commercial and small contract surety products, as well as those for the energy (plugging and abandonment), petrochemical and refining industries. These bonds are written through independent agencies, regional and national brokers. Net earned premium totaled $46.4 million, $50.7 million, and $45.3 million, or 9%, 13% and 15% of consolidated net revenues for 2003, 2002 and 2001, respectively.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 3,100 companies, both stock and mutual, actively market property and casualty products. Our primary competitors in our casualty segment include AIG, St. Paul, Scottsdale Insurance, General Star, CNA, Chubb, Great West Casualty, and others. Our primary competitors in our property segment include Lexington Insurance Company, ARCH Insurance Co., General Star, Markel, St. Paul Surplus and others. Our primary competitors in our surety segment include North American Specialty Insurance Co., CNA Insurance Companies, and St. Paul Companies. The combination of products, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

Ratings

A.M. Best ratings for the industry range from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation) with some companies not being rated. Standard & Poor’s ratings for the industry range from ‘‘AAA’’ (Superior) to ‘‘R’’ (Regulatory Action). Moody’s ratings for the industry range from “Aaa” (Exceptional) to “C” (Lowest).  The following table illustrates the range of ratings assigned by each of the three major rating companies that has issued a financial strength rating on our insurance companies:

A.M. Best		Standard & Poor’s		Moody’s
SECURE		SECURE		STRONG
A++, A+	Superior	AAA	Extremely strong	Aaa	Exceptional
A, A-	Excellent	AA	Very strong	Aa	Excellent
B++, B+	Very good	A	Strong	A	Good
		BBB	Good	Baa	Adequate

VULNERABLE		VULNERABLE		WEAK
B, B-	Fair	BB	Marginal	Ba	Questionable
C++, C+	Marginal	B	Weak	B	Poor
C, C-	Weak	CCC	Very weak	Caa	Very poor
D	Poor	CC	Extremely weak	Ca	Extremely poor
E	Under regulatory supervision	R	Regulatory action	C	Lowest
F	In liquidation
S	Rating suspended

Within-category modifiers		+,-		1,2,3 (1 high, 3 low)

Publications of A.M. Best,  Standard & Poor’s and Moody’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

During 2003, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance & Mt. Hawley Insurance	A, Excellent
RLI Indemnity	A-, Excellent

Standard & Poor’s
RLI Insurance & Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A3, Good

For both A.M. Best and Standard & Poor’s, the ratings represented affirmation of previously assigned ratings, and combine both RLI Insurance Company and Mt. Hawley Insurance Company under one group rating based on the similarities of management structure and strategy for the two companies.  Moody’s first assigned a financial strength rating to all three of our insurance companies during 2003.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2003, both RLI Insurance Company and Mt. Hawley Insurance Company were assigned a financial size category of “IX” (adjusted policyholders’ surplus of between $250 and $500 million).  As of December 31, 2003, the policyholders’ surplus of RLI Insurance Company had surpassed $500 million, reaching $546.6 million.

As part of our public offering of $100 million of senior notes maturing in 2014, each of the three rating agencies assigned a rating to our debt. These debt ratios assess our ability to repay principal and interest on our debt obligations, while the previously mentioned insurance financial strength ratings assess our ability to meet our claim obligations. Standard & Poor’s assigned an “BBB+”, Moody’s assigned a “Baa3”, and A.M. Best assigned a “BBB+”.

Reinsurance

We reinsure a significant portion of our property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $263 million, $265 million and $194 million in 2003, 2002 and 2001, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We attempt to purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance.  Of the top 10 largest reinsurers (listed below), two are rated by A.M. Best as “A++,Superior”(GeneralCologne Re and Transatlantic Re), four are listed as “A+, Superior”(American Re, Everest Re, Swiss Re, and Toa-Re),  three are rated “A, Excellent”(Continental Casualty, Employer’s Re and Liberty Mutual) and the Lloyds of London Syndicates are rated “A-,Excellent”.

The following table sets forth the largest reinsurers in terms of amounts recoverable, net of any collateral RLI is holding from such reinsurers as of December 31, 2003. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2003.

	Net Reinsurer Exposure as of December 31, 2003	Percent of Total	Ceded Premiums Written	Percent of Total
	(in thousands)		(in thousands)

American Re-Insurance Company	$98,108	21.9%	$31,365	11.7%
General Cologne Reinsurance Co.	56,181	12.5	34,241	12.8
Employers Reinsurance Corp.	43,270	9.6	5,805	2.2
Lloyds of London Syndicates	22,206	4.9	18,398	6.9
Liberty Mutual Insurance Company	21,821	4.9	16,182	6.0
Swiss Reinsurance of America	20,128	4.5	16,258	6.1
Toa-Re Insurance Company	16,042	3.6	11,837	4.4
Transatlantic Reinsurance Company	13,448	3.0	4,955	1.8
Everest Reinsurance Company	13,080	2.9	9,451	3.5
Continental Casualty Insurance Co.	10,944	2.4	5,339	2.0
All other reinsurers	133,416	29.8	114,552	42.6
Total ceded exposure	$448,644	100.0%	$268,383	100.0%

Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure reinsurance contracts, and collection risk, which relates to the ability to collect from the reinsurer on our claims. Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. It is common to find conditions in excess of loss covers, such as occurrence limits, aggregate limits and reinstatement premium charges. Our inland marine construction and surety programs incorporate these types of conditions. At the January 1, 2004 reinsurance renewals, we increased retentions in desired layers under certain programs, such as our personal umbrella product line where retentions increased from $1.0 million to $1.4 million per occurrence. Through our various reinsurance programs, we have generally limited our maximum retained exposure on any one risk to $2.0 million.

In 2003 and 2002, our property underwriting was supported by $250.0 million in traditional catastrophe reinsurance protection, subject to certain retentions by us. The $50.0 million catastrophe reinsurance and loss financing program with Zurich Insurance Company was allowed to expire at November 1, 2003 and was replaced by $50.0 million of traditional catastrophe reinsurance attaching excess of $250.0 million. During January 2004, we modified our retention under a California earthquake event by increasing our retention in the first layer of reinsurance by $7.5 million, while purchasing an additional $35.0 million upper layer of catastrophe reinsurance. This change was accomplished for approximately the same reinsurance cost. We continuously monitor and quantify our exposure to earthquake risk, the most significant catastrophe exposure to us, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business. From both perspectives, we consider the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent moderate to high loss potential at varying return periods and magnitudes. With our models, we use a target of less than 1.25% probability that an earthquake event would exceed our reinsurance cover (including facultative, excess of loss, surplus, and cat treaty). We examine the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model. With our models, we also use a target of less than 0.1% probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus.

Factors Affecting Specialty Property and Casualty Profitability

The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate adequacy, the severity and frequency of claims, natural disasters, state regulation, default of reinsurers, interest rates, general economic conditions and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years’ duration. Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued and companies continue to post underwriting losses but remain profitable through investment income gains. For 2001, the industry’s statutory combined ratio was 115.9, representing the worst performance for the property and casualty industry ever. Poor underwriting and investment losses both contributed to this performance. For 2002, the industry improved to a 107.4 statutory combined ratio. For 2003, the industry is expected to improve to a statutory combined ratio of 101.7. We believe that certain other factors affect our ability to underwrite specialty lines successfully, including the following:

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

Retention Limits

We limit our net retention of single and aggregate risks through the purchase of reinsurance (see “Business—Reinsurance”). The amount of reinsurance available fluctuates according to market conditions. Reinsurance arrangements are subject to annual renewal. Any significant reduction in the availability of reinsurance or increase in the cost of reinsurance could adversely affect our ability to insure specialty property and casualty risks at current levels or to add to the amount thereof.

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

Expense Control

Our management continues to review all areas of our operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting our growth. We maintain a philosophy of acquiring and retaining talented insurance professionals and building infrastructure to support continued growth. Other insurance operating expenses, as a percentage of gross premiums written, totaled 4%, 3%, and 4% for 2003, 2002, 2001, respectively.

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

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to bind or underwrite business on our behalf. These agencies may receive some compensation through contingent profit commission. Otherwise, producers of business who are not our employees are generally compensated on the basis of direct commissions with no provision for any contingent profit commission.

E-commerce

We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations and in-home businesses, small commercial and personal umbrella risks, liability insurance for artisan contractors, California earthquake and New Madrid earthquake property coverages and surety bonding.

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

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2003, 2002 and 2001:

Inception-to-date (in thousands)	December 31
	2003	2002	2001
Loss and Loss Adjustment
Expense (LAE) payments
Gross	$36,219	$32,953	$26,120
Ceded	(22,582)	(20,212)	(15,006)

Net	$13,637	$12,741	$11,114
Unpaid losses and LAE at end of year
Gross	$32,810	$31,282	$26,540
Ceded	(24,452)	(21,444)	(15,465)

Net	$8,358	$9,838	$11,075

Our environmental exposure is limited, relative to that of other insurers, as a result of entering the affected liability lines after the industry had already recognized it as a problem and adopted the appropriate coverage exclusion. We had only $8.4 million of unpaid losses and loss adjustment expense related to those exposures at year-end 2003. The ultimate liability for this category of exposure is difficult to assess because of the extensive and complicated litigation involved in the settlement of claims and evolving legislation on such issues as joint and several liability, retroactive liability and standards of cleanup. Additionally, we participate primarily in the excess layers of coverage, where accurate estimates of ultimate loss are more difficult to derive than for primary coverage.

Losses and Settlement Expenses

Many years may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which are balance sheet liabilities. The reserves represent estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

When a claim is reported, our claim department establishes a “case reserve” for the estimated amount of the ultimate payment within 90 days of the receipt of the claim. The estimate reflects the informed judgment of professional claim personnel, based on our reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Estimates for losses incurred but not yet reported (IBNR) are determined on the basis of statistical information, including our past experience. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses.

The reserves are closely monitored and reviewed by our management, with changes reflected as a component of earnings in the current accounting period. For lines of business without sufficiently large numbers of policies or that have not accumulated sufficient development statistics, industry average development patterns are used. To the extent that the industry average development experience improves or deteriorates, we adjust prior accident years’ reserves for the change in development patterns. Additionally, there may be future adjustments to reserves should our actual experience prove to be better or worse than industry averages.

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

Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on us. Based on the current assumptions used in calculating reserves, management believes our overall reserve levels at year-end 2003 are adequate to meet our future obligations.

The table which follows is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2003, 2002 and 2001.

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Unpaid losses and LAE at beginning of year:

Gross	$732,838	$604,505	$539,750
Ceded	(340,886)	(277,255)	(239,696)
Net	391,952	327,250	300,054
Increase (decrease) in incurred losses and LAE:
Current accident year	277,595	189,597	146,909
Prior accident years	1,395	13,525	8,967
Total incurred

278,990

203,122

155,876

Loss and LAE payments for claims incurred:

Current accident year	(45,084)	(39,467)	(35,738)
Prior accident years	(94,465)	(98,953)	(92,788)
Total paid	(139,549)	(138,420)	(128,526)

Insolvent reinsurer charged off (recovered)	—	—	(242)
Loss reserves commuted	—	—	88
Net unpaid losses and LAE at end of year	$531,393	$391,952	$327,250

Unpaid losses and LAE at end of year:
Gross	$903,441	$732,838	$604,505
Ceded	(372,048)	(340,886)	(277,255)
Net	$531,393	$391,952	$327,250

The deviations from our initial reserve estimates appeared as changes in our ultimate loss estimates as we updated those estimates through our reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information, and ultimate payments were made, on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is therefore continually updated and revised as the claim reporting, initial reserving, reserve adjustment and ultimate settlement process takes place, until all claims in a defined set of claims are settled. As a relatively small insurer, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of experience directly available to us, and interpret any particular period’s indications with a realistic technical understanding of the weight that can be given to those observations.

See “Item 3—Legal Proceedings” for a discussion of a surety loss contingency, the resolution of which may impact future development related to our liability for loss and settlement expenses.

The table below summarizes our reserve development by segment for 2003, 2002 and 2001.

(in thousands)	2003	2002	2001
Reserve development by segment
Casualty	$4,997	$3,892	$3,072
Property	(5,400)	3,732	3,074
Surety	1,798	5,901	2,821
Total	$1,395	$13,525	$8,967

A discussion of significant components of reserve development for the three most recent calendar years follows:

2003. During 2003, we experienced an aggregate of $1.4 million of adverse development. The surety segment experienced $1.8 million in adverse development. This comes from the contract bond business, which continued to experience losses beyond expectations. The full impact of the surety development was offset by favorable development experienced by the property lines of business. This favorable development results from losses that occurred during 2002. As these claims were investigated, the paid and case reserve posted have been less than the IBNR originally booked to accident year 2002. The casualty segment experienced adverse development, primarily from the allocation to accident year of adjusting and other expenses. These expenses were incurred during calendar year 2003 and cannot be assigned to a particular accident year due to the lack of affiliation with a specific claim, so we are required to allocate to accident year based on claim activity. Since most of the claim activity on casualty lines usually occurs well after the occurrence, much of the expenses incurred during 2003 were allocated to earlier accident years.

2002.  During 2002, we experienced approximately $13.5 million of adverse development on prior loss and loss expense reserves. Of this, $5.6 million was attributable to the surety segment where economic factors continued to cause deterioration in the contract surety portion of this business; and $2.6 million of development was attributable to a program business component of commercial automobile, which is now in runoff. The IBNR initially booked for this business, which represented a new class of business for us, turned out to be inadequate as the experience matured principally because of higher than anticipated claim frequency. An additional $1.3 million is attributable to reserve development on discontinued ocean marine exposure. The remaining amount is the aggregate of amounts from various discontinued classes of business.

2001.  During 2001, we experienced $9.0 million of adverse development on loss reserves. Of this total, approximately $3.1 million of development occurred in the property segment. The higher than expected losses were caused by a greater number of claims, of greater average cost, than anticipated on this book of business. Property development related primarily to slower reporting of losses on international and certain other property lines written in 1999 and 2000. We are a domestic U.S. property-casualty insurer. We do not maintain offices or staff outside of the United States. In 1999 and 2000, we began to accept business on international property exposures. Typically the international exposures represented larger and more complex risks, in both a physical sense and in terms of the total exposed values, than our primary property book. Our direct exposure was typically for a small portion of an excess layer. We rely upon the brokers and claims examiners involved locally to communicate the information necessary for us to assess our ultimate losses on our portion of coverage. This contributed to a relatively slower reporting of ultimate losses on this segment of business, contrary to what had been experienced with previous property loss development. Because of the scale and complexity of the insured properties and operations, and the magnitude of losses reaching the coverage layer insured by us, more time is required to determine the ultimate cost of the claim, increasing the inherent variability of an estimate at any point in time. As subsequent and more accurate estimates of loss were provided, our ultimate estimates of loss were adjusted accordingly. We discontinued writing international business in 2000.

The surety segment experienced $2.8 million in adverse development, primarily in the contract bond sector. Contract surety experienced losses beyond expectations, due in part, to the economic slowdown that occurred over the past year.

Additionally, the casualty segment experienced $3.1 million in adverse development, primarily in the commercial umbrella book, where growth in coverage in commercial “long-haul” transportation business written in 1999 and 2000 resulted in losses that exceeded our traditional commercial umbrella development patterns. This impact was recognized during 2001 and we no longer write this class of business. Our commercial umbrella coverage provides liability coverage in excess of, and in addition to, the primary liability policies. In 1998, we began writing commercial umbrella business through a new production facility, specializing in commercial long-haul transportation business. In general, the business produced by the new production facility was measurably less profitable than the business written previously. Prior to that time, there was materially less for-hire transportation exposure, including long-haul exposure, written within our commercial umbrella coverage. With the increase in for-hire transportation business, our loss experience included a higher frequency of transportation losses as well as a higher level of severity which distorted historical development patterns. Because of the low frequency, high severity nature of commercial umbrella claims, the incremental information provided by any subset of claims is not conclusive in itself. It is therefore difficult to react meaningfully to significant changes in experience, such as occurred in 1999 and 2000 on this product.

The following table presents the development under GAAP of our balance sheet reserves from 1994 through 2003. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

	Year Ended December 31,
(Dollars in thousands)	1994 & PRIOR	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net Liability for unpaid losses and Settlement expenses at end of the year	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393
Paid (cumulative as of:
One year later	46,905	37,505	47,999	54,927	53,892	65,216	92,788	98,953	94,465
Two years later	73,972	75,485	85,342	98,188	88,567	113,693	155,790	159,501
Three years later	100,936	103,482	112,083	120,994	114,465	149,989	192,630
Four years later	121,834	121,312	129,846	136,896	132,796	172,443
Five years later	135,524	132,045	139,006	149,324	145,888
Six years later	143,377	137,729	146,765	159,048
Seven years later	146,333	143,393	154,082
Eight years later	151,156	148,075
Nine years later	154,893

Liability re-estimated as of:
One year later	218,499	220,185	240,264	245,150	243,270	273,230	309,021	340,775	393,347
Two years later	214,352	228,636	242,865	248,762	233,041	263,122	301,172	335,772
Three years later	212,964	222,761	233,084	232,774	229,750	263,639	314,401
Four years later	217,790	210,876	219,888	220,128	217,476	262,156
Five years later	207,355	202,596	207,148	218,888	207,571
Six years later	199,632	191,805	201,245	209,884
Seven years later	190,646	186,884	193,793
Eight years later	187,398	180,242
Nine years later	181,393

Net cumulative redundancy (deficiency)	$23,378	$52,066	$54,013	$38,668	$39,691	$12,758	$(14,347)	$(8,522)	$(1,395)

Gross liability	$394,966	$418,986	$405,801	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441
Reinsurance recoverable	(190,195)	(186,678)	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)
Net liability	$204,771	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393

Gross re-estimated liability	$404,627	$360,441	$357,227	$406,325	$370,224	$593,794	$726,630	$699,716	$752,352
Re-estimated recoverable	(223,234)	(180,199)	(163,434)	(196,441)	(162,653)	(331,638)	(412,229)	(363,944)	(359,005)
Net re-estimated liability	$181,393	180,242	193,793	209,884	207,571	262,156	314,401	335,772	393,347
Gross cumulative redundancy (deficiency)	$(9,661)	$58,545	$48,574	$(2,062)	$45,299	$(73,300)	$(186,880)	$(95,211)	$(19,514)

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

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Statutory net premiums written	$474,094	$413,638	$315,213	$260,853	$227,624
Policyholders’ surplus	546,586	401,269	289,997	309,945	286,247
Ratio	0.9 to 1	1.0 to 1	1.1 to 1	.8 to 1	.8 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2003	2002	2001	2000	1999

Loss ratio	31.8	58.4	57.1	53.8	49.4

Expense ratio	60.2	37.2	40.1	41.0	41.8

Combined ratio	92.0	95.6	97.2	94.8	91.2

We also calculate the statutory combined ratio, which is not indicative of GAAP underwriting profits due to accounting for policy acquisition costs differently for statutory accounting purposes compared to GAAP. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written (expense ratio).

	Year Ended December 31,

Statutory

2003

2002

2001

2000

1999

Loss ratio

32.9

58.4

57.1

53.8

47.6

(3)

Expense ratio	60.2		34.0		38.7		42.0		42.5	(3)

Combined ratio	93.1		92.4		95.8		95.8		90.1	(3)

Industry combined ratio	101.7	(1)	107.4	(2)	115.9	(2)	110.4	(2)	108.1	(2)

(1)                                  Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2003.

(2)                                  Source:  A.M. Best Aggregate & Averages — Property-Casualty (2003 Edition) statutory basis.

(3)                                  The ratios presented include the results of Lexon Insurance Company (formerly known as Underwriters Indemnity Company) and RLI Indemnity (formerly known as Planet Indemnity Company) only from the date of acquisition, January 29, 1999.

Investments

Oversight of our investment portfolios is conducted by our board of directors and officers. We follow an investment policy that is reviewed quarterly and revised periodically.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. For these reasons, our primary investment criteria are quality and liquidity, followed by yield and potential for appreciation. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. The majority of our fixed income investments are U.S. government or A-rated or better taxable and tax-exempt securities. Common stock investments are limited to securities listed on the national exchanges and rated by the Securities Valuation Office of the NAIC. With the exception of a small warrant position in a private equity investment, our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite its low volatility, our overall portfolio’s fairly conservative approach has contributed significantly to our historic growth in book value.

During 2003, we allocated the majority of our operating, financing and portfolio cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade corporate, municipal or U.S. Government or agency debt instruments. As part of our investment philosophy, we attempt to avoid exposure to default risk by holding, almost exclusively, instruments ranked in the top three grades of investment security quality by Standard & Poor’s and Moody’s (i.e. AAA, AA, and A). As of December 31, 2003, 94% of the fixed income portfolio was rated A or better and 81% was rated AA or better. We limit interest rate risk by restricting and managing acceptable call provisions among new security purchases.

As of December 31, 2003, the municipal bond component of the fixed income portfolio increased $128.5 million, to $390.8 million and comprised 38.2% of our total fixed income portfolio, versus 36.2% of the total portfolio at year-end 2002.  Investment grade corporate securities totaled $326.6 million compared to $174.3 million at year-end 2002 and comprised 31.9% of our total fixed income portfolio versus 24.0% at year-end 2002.  The taxable U.S. government and agency portion of the fixed income portfolio increased by $18.7 million to $306.9 million, or 30.0% of the total versus 39.8% at year-end 2002.

We follow a program of matching assets to anticipated liabilities that, factored against ultimate payout patterns and the resulting payout streams, are funded with the purchase of fixed-income securities of like maturity. Management believes that both liquidity and interest rate risk can best be minimized by such asset/liability matching.

We currently classify 18% of the securities in our fixed-income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed-income portfolio are classified as available-for-sale (81%) or trading (1%) and are carried at fair market value. As of December 31, 2003, we maintained $843.6 million in fixed-income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio are as follows:

(thousands)	Par Value	Amortized Cost	Fair Value	Carrying Value

2004	$13,100	$13,091	$13,394	$13,105
2005	111,200	111,281	112,353	111,646
2006	47,769	47,900	50,759	49,240
2007	41,150	41,940	44,528	43,001
2008	99,675	102,259	104,486	103,078
2009	93,515	97,629	102,436	99,614
2010	64,765	68,342	72,744	70,705
2011	81,170	84,346	89,810	88,410
2012	91,500	96,710	100,494	99,726
2013	58,011	61,798	64,594	63,545
2014	47,140	51,307	52,604	52,162
2015	28,692	30,063	30,227	29,862
2016	8,280	8,941	9,045	9,033
2017	20,951	21,115	21,429	21,429
2018	19,675	19,927	18,975	18,975
2019	—	—	—	—
2020	1,365	1,524	1,521	1,521
2021	3,489	3,837	3,997	3,997
2022	4,778	4,641	4,690	4,690
2023	5,804	6,041	6,145	6,145
2024	—	—	—	—
2025	5,000	4,990	5,124	5,124
2026	—	—	—	—
2027	2,000	1,985	2,051	2,051
2028	531	532	553	553
2029	3,386	3,370	3,477	3,477
2030	11,513	12,530	12,276	12,276
2031	13,317	13,328	13,907	13,907
2032	17,738	18,070	18,366	18,366
2033	46,939	47,257	47,091	47,091
2034	3,000	3,013	3,061	3,061
2035	7,000	7,467	7,790	7,790
2036	5,000	5,008	5,074	5,074
2037	2,000	2,009	2,058	2,058
2038	500	502	505	505
2039	3,000	3,184	3,263	3,263
2040	8,000	7,874	7,788	7,788
2041	—	—	—	—
2042	—	—	—	—
2043	2,000	2,040	2,067	2,067

	$972,953	$1,005,851	$1,038,682	$1,024,335

At December 31, 2003, our equity securities were valued at $276.0 million, an increase of $48.7 million from the $227.3 million held at the end of 2002. During 2003, the pretax unrealized gain on equity securities totaled $40.4 million for the year. Equity securities represented 20.7% of cash and invested assets at the end of 2003, a decrease from the 22.7% at year-end 2002. As of the year-end,  total equity investments held at the operating companies represented 49.8% of the combined statutory surplus of the insurance subsidiaries. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

We had short-term investments, cash, and other investments maturing within one year of $46.4 million at year-end 2003. This total represented 3.5% of cash and invested assets versus 4.8% the prior year.  Our short-term investments consist of U.S. government and agency backed money market funds and the highest rated commercial paper.

Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2003	2002	2001	2000	1999
Average Invested Assets (1)	$1,166,694	$896,785	$774,826	$723,677	$684,269
Investment Income (2)(3)	44,151	37,640	32,178	29,046	26,015
Realized Gains/(Losses) (3)	12,138	(3,552)	4,168	2,847	4,467
Change in Unrealized Appreciation/(Depreciation) (3)(4)	$40,096	$(34,091)	$(30,268)	$20,537	$(16,263)
Annualized Return on Average Invested Assets	8.3%	0.0%	0.8%	7.2%	2.1%

(1) Average of amounts at beginning and end of each year.

(2) Investment income, net of investment expenses, including non-debt interest expense.

(3) Before income taxes.

(4) Relates to available-for-sale fixed income and equity securities.

Regulation

State and Federal Legislation

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

The insurance holding company laws also require that ordinary dividends be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100% of the insurer’s statutory net income for the most recent calendar year, or 10% of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in material delay of, or deter, any such transaction.

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

The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a solvency concept. The NAIC recently developed a codified version of these statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. The industry adopted this codified standard beginning January 1, 2001. This adoption required our insurance company subsidiaries to recognize a cumulative effect adjustment to statutory surplus for the difference between the amount of surplus at the beginning of the year and the amount of surplus that would have been reported at that date if the new codified standard had been applied retroactively for all prior periods.

This cumulative effect adjustment decreased consolidated statutory surplus by $23.9 million as of January 1, 2001, primarily due to the recognition of deferred tax liabilities. This statutory adjustment had no impact on our GAAP financial statements as presented in this report.

Under state insurance laws, our insurance company subsidiaries cannot treat reinsurance ceded to an unlicensed or non-accredited reinsurer as an asset or as a deduction from its liabilities in their statutory financial statements, except to the extent that the reinsurer has provided collateral security in an approved form, such as a letter of credit. As of December 31, 2003, $689,000 of our reinsurance recoverables were due from unlicensed or non-accredited reinsurers that had not provided us with approved collateral.

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

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by the policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to between 1% and 2% of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future, depending upon the rate of insolvencies of insurance companies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas:

Terrorism Exclusion Regulatory Activity

After the events of September 11, 2001, the NAIC urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by the Insurance Services Office, Inc (ISO). The ISO endorsement included certain coverage limitations. Many states allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002(TRIA) became law. The act provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90% of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is based upon a percentage of direct earned premium for property and casualty policies. Coverage under the act must be made available, with certain limited exceptions, in all commercial property and casualty policies.  The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. The act further states that rates and forms for terrorism risk insurance covered by the act are not subject to prior approval or a waiting period under any applicable state law. Rates and forms of terrorism exclusions and endorsements are subject to subsequent review. We continue to monitor state regulations regarding the use of terrorism exclusions, particularly with respect to the applicability of the standard fire policy. We are in compliance with the requirements of TRIA and have made terrorism coverage available to policyholders. Given the challenges associated with attempting to assess the potentiality of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our products.

Mold Contamination

The property-casualty insurance industry experienced an increase in claim activity in the last few years pertaining to mold contamination. Significant plaintiffs’ verdicts and increased media attention to the subject have caused insurers to develop and/or refine relevant insurance policy language that excludes mold coverage. The insurance industry foresees increased state legislative activity pertaining to mold contamination in 2004. We will closely monitor litigation trends in 2004, and continue to review relevant insurance policy exclusion language. There were few insurance laws or regulations enacted in 2003 regarding mold coverages. The regulatory emphasis appears to focus on personal lines rather than commercial lines. We have had an immaterial impact from mold claims and attach a mold exclusion to policies where applicable.

Privacy

As mandated by the federal Gramm-Leach-Bliley Act, enacted in 1999, the individual states continue to promulgate and refine regulations that require financial institutions, including insurance licensees, to take certain steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have implemented procedures to comply with the Gramm-Leach-Bliley related privacy requirements. During 2003, states continued to pass legislation on privacy notice measurements and sharing information between affiliates. We continue to monitor our procedures for compliance.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. We are monitoring the following initiatives.

OFAC

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the “SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and/or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11. Our insurance subsidiaries have implemented procedures to comply with OFAC’s SDN List regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. We continue our efforts toward compliance with the act, particularly related to Section 404 dealing with our system of internal controls.

Asbestos Litigation Reform

The insurance industry is contemplating a proposal to fund its liabilities for asbestos exposure to provide for the exclusive remedy for all asbestos-related claims, pending and future. The proposal calls for funding over a 27-year period, based upon a company’s exposure to asbestos litigation. We continue to monitor our expected exposure and do not perceive a significant risk.

Class Action Reform

We are monitoring proposed legislation that would curtail forum shopping and allow defendants to move large national class action cases to federal courts. The legislation also includes provisions to protect consumer class members on matters such as non-cash settlements and written settlement information. We view this as favorable legislation to our company and the industry.

Health Insurance Portability and Accessibility Act

Regulations under the Health Insurance Portability and Accessibility Act of 1996 (HIPAA) were adopted on April 14, 2003 to protect the privacy of individual health information. While property/casualty insurers are not required to comply with the various administrative requirements of the act, the regulations have an impact on obtaining information within the context of claims information. We continue to monitor regulatory developments under HIPAA.

Federal Insurance Charter

The Senate Commerce Committee recently has held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals.

Corporate Compliance

We have developed a Code of Conduct, Corporate Governance Guidelines, and Compliance Manual, which provide directors, officers and employees with guidance on complying with a variety of federal and state laws. Electronic versions of these documents, as well as the following documents, are available on our website (www.rlicorp.com): 2003 Annual Report to Shareholders, 2004 Proxy Statement, Annual Report to Securities and Exchange Commission (form 10-K), and charters of the Executive Resources, Audit and Nominating/Corporate Governance Committees. Printed copies of these documents are available upon request without charge to any shareholder.

Licenses and Trademarks

RLI Insurance Company has a software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes. The license is renewed on an annual basis. RLI Insurance Company has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements in the ordinary course of business.

RLI Insurance Company obtained service mark registration of the letters “RLI” in 1998, “eRLI” and “RLINK” in 2000 and “EFIDUCIARY” in 2002, in the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is ten years unless renewed.

Clientele

No significant part of our business is dependent upon a single client or group of clients, the loss of which would have a material adverse effect on us.

Employees

We employ a total of 634 associates. Of the 634 total associates, 72 are part-time and 562 are full-time.

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

Item 2.  Properties

We own five buildings in Peoria, Illinois.  Corporate 1 is a two-story 80,000 square foot office building, which serves as our corporate headquarters.

Located on the same 15 acre campus is Corporate 2, a 19,000 square foot building which is used by two branch offices of our subsidiary, RLI Insurance Company, and a supporting department to one of the branches.

Corporate 3 is a 25,400 square foot multi-story building.  Within that space, approximately 10,995 square feet is warehouse used for record retention and storage.  A tenant leases 1,105 square feet, while the remaining area houses a training center and vacant office space.

Corporate 4 is a 12,800 square foot building.  We use nearly 9,000 square feet as warehouse storage for furniture and equipment.  The remaining 3,000 square feet is office space.

Located at the Greater Peoria Regional Airport we share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar.

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

We are the plaintiff in an action captioned RLI Insurance Co. v. Commercial Money Center, which was filed in U.S. District Court, Southern District of California (San Diego) on February 1, 2002. Other defendants in that action are Commercial Servicing Corporation (“CSC”), Sterling Wayne Pirtle, Anita Pirtle, Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank and Sky Bank. We filed a similar complaint against the Bank of Waukegan in San Diego, California Superior Court. Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank, Sky Bank and Bank of Waukegan are referred to as the “Investor Banks.” The litigation arises out of the equipment and vehicle leasing program of Commercial Money Center (“CMC”). CMC would originate leases, procure bonds pertaining to the performance of obligations of each lessee under each lease, then form “pools” of such leases that it marketed to banks and other institutional investors. We sued for rescission and/or exoneration of the bonds we issued to CMC and sale and servicing agreements we entered into with CMC and the Investor Banks, which had invested in CMC’s equipment leasing program. We contend we were fraudulently induced to issue the bonds and enter into the agreements by CMC, who misrepresented and concealed the true nature of its program and the underlying leases originated by CMC (for which bonds were procured). We also sued for declaratory relief to determine our rights and obligations, if any, under the instruments. Each Investor Bank disputes our claims for relief. CMC is currently in Chapter 7 bankruptcy proceedings.

Between the dates of April 4 and April 18, 2002, each Investor Bank subsequently filed a complaint against us in various state courts, which we removed to U.S. District Courts. Each Investor Bank sued us on certain bonds we issued to CMC as well as a sale and servicing agreement between the Investor Bank, CMC and us. Each Investor Bank sued for breach of contract, bad faith and other extra-contractual theories. We have answered and deny each Investor Bank’s claim to entitlement to relief. The Investor Banks claim entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorneys’ fees and interest. On October 25, 2002, the judicial panel for multi district litigation (“MDL Panel”) transferred 23 actions pending in five federal districts involving numerous Investor Banks, five insurance companies and CMC to the Northern District of Ohio for consolidated pretrial proceedings, assigning the litigation to The Honorable Kathleen O’Malley. Discovery is currently proceeding pursuant to the court’s pre-trial scheduling order. We dispute both liability and damages. Based on the facts and circumstances known to us, we believe that we have meritorious defenses to these claims. We are vigorously disputing liability and are vigorously asserting our positions in the pending litigation. Our financial statements contain an accrual for defense costs related to this matter, included in unpaid losses and settlement expenses, as well as an accrual to cover rescission of collected premiums related to the program. In our opinion, final resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

In addition, we are party to numerous claims and lawsuits that arise in the normal course of our business. Many of such claims or lawsuits involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the Corporate Data on page 65 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 68 through 69 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 40 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 24 through 25 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.

Throughout this report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including gross revenues, gross written premiums, net written premiums and combined ratios. A detailed discussion of these measures can be found on page 24 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 40 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 41 through 63 of the Annual Report to Shareholders for the year ended December 31, 2003 attached as Exhibit 13.  (See Index to Financial Statements and Schedules attached on page 29.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objective, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We believe that our disclosure controls and procedures provide such reasonable assurance

No changes were made to our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10 to 14.

Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 14, inclusive, have not been restated or answered since the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement involves the election of directors.  The information required in these items 10 to 14, inclusive, is incorporated by reference to that proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 39-40

(b)                                 On October 16, 2003, we filed a report on Form 8-K, which furnished a copy of our press release announcing the financial results for the third quarter of 2003.

On December 5, 2003, we filed a report on Form 8-K, which filed a Form T-1 to designate J.P. Morgan Trust Company, National Association as an eligible trustee under our senior indenture dated as of December 9, 2003.

On December 10, 2003, we filed a report on Form 8-K, with respect to our issuance of $100 million principal amount of 5.95% senior notes due 2014.

(c)                                  Exhibits.  See Exhibit Index on pages 39-40

(d)                                 Financial Statement Schedules.  The schedules included on attached pages 29 through 38 as required by Regulation S-X are excluded from the Company’s Annual Report to Shareholders.  See Index to Financial Statements and Schedules on page 29. There is no other financial information required by Regulation S-X that is excluded from the Company’s Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
J. E. Dondanville
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
J.E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 27, 2004
* * * * *

By	/s/Joseph E. Dondanville
J. E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 27, 2004
* * * * *

By:	/s/Gerald D. Stephens
G. D. Stephens, Director

Date	February 27, 2004
* * * * *

By:	/s/John T. Baily

J. T. Baily, Director

Date:	February 27, 2004
* * * * *

By:	/s/Richard H. Blum
R. H. Blum, Director

Date:	February 27, 2004
* * * * *

By:	/s/William R. Keane
W. R. Keane, Director

Date:	February 27, 2004
* * * * *

By:	/s/Gerald I. Lenrow
G. I. Lenrow, Director

Date	February 27, 2004
* * * * *

By:	/s/Charles M. Linke
C. M. Linke, Director

Date:	February 27, 2004

By:	/s/F. Lynn McPheeters

F.L. McPheeters, Director

Date:	February 27, 2004
* * * * *

By:	/s/Jonathan E. Michael
J.E. Michael, Director

Date:	February 27, 2004
* * * * *

By:	/s/Edwin S. Overman
E. S. Overman, Director

Date:	February 27, 2004
* * * * *

By:	/s/Edward F. Sutkowski
E. F. Sutkowski, Director

Date:	February 27, 2004
* * * * *

By:	/s/Robert O. Viets
R. O. Viets, Director

Date:	February 27, 2004
* * * * *

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Independent Auditors’ Report

The Board of Directors and Shareholders

RLI Corp.:

Under date of January 22, 2004, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

KPMG LLP

Chicago, Illinois

January 22, 2004

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2003

Column A	Column B	Column C	Column D
(in thousands) Type of Investment	Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
Available-for-sale
U.S. government	$255,287	$257,695	$257,695
Corporate	313,368	322,176	322,176
States, political subdivisions, and revenues	248,550	255,358	255,358
Total available-for-sale	817,205	835,229	835,229
Fixed maturities:
Bonds:
Held-to-maturity
U. S. government	$45,364	$49,775	$45,364
States, political subdivisions, and revenues	135,336	145,272	135,336
Total held-to-maturity	180,700	195,047	180,700
Trading
U.S. government	3,669	3,869	3,869
Corporate	4,177	4,426	4,426
States, political subdivisions, and revenues	100	111	111
Total trading	7,946	8,406	8,406

Total fixed maturities	1,005,851	1,038,682	1,024,335
Equity securities, available-for-sale:
Common stock:
Public utilities	38,636	55,844	55,844
Banks, trusts and insurance companies	12,266	41,123	41,123
Industrial, miscellaneous and all other	93,648	179,054	179,054

Total equity securities	144,550	276,021	276,021
Short-term investments	33,004	33,004	33,004
Total investments	$1,183,406	$1,347,707	$1,333,361

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1)                                  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2003	2002
ASSETS

Cash:	$(121)	$(223)
Investments in subsidiaries/investees, at equity value	609,627	464,811
Fixed maturities available-for-sale, at fair value (cost—$39,919 in 2003)	39,934	—
Equity securities available-for-sale, at fair value (cost—$3,811 in 2003 and $2,295 in 2002)	3,811	3,281
Property and equipment, at cost, net of accumulated depreciation of $531 in 2003 and $291 in 2002	6,617	6,357
Deferred debt costs	1,043	—
Accounts Receivable	2,623	—
Other Assets	640	806
Total assets	$664,174	$475,032

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, current	$2,891	$5,453
Notes payable, short-term debt	—	6,500
Income taxes payable—current	710	552
Income taxes payable—deferred	6,093	5,537
Bonds payable, long-term debt	100,000	—
Other liabilities	346	435
Total liabilities	110,040	18,477

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 30,957,837 shares in 2003 and 30,472,864 shares in 2002)	30,958	30,473
Paid in capital	179,684	170,205
Accumulated other comprehensive earnings, net of tax	97,699	71,297
Retained earnings	326,808	265,573
Deferred compensation	6,069	5,531
Treasury shares at cost (5,792,487 shares in 2003 and 5,791,689 shares in 2002)	(87,084)	(86,524)
Total shareholders’ equity	554,134	456,555
Total liabilities and shareholders’ equity	664,174	475,032

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
Years ended December 31,

(in thousands)	2003	2002	2001
Net investment income	$103	$237	$256
Net realized investment gains	327	207	356
Selling, general and administrative expenses	(3,886)	(3,506)	(2,636)
Interest expense on debt	(338)	(914)	(1,020)
	(3,794)	(3,976)	(3,044)
Income tax benefit	(1,364)	(565)	(621)
Net loss before equity in net earnings of subsidiaries/investees	(2,430)	(3,411)	(2,423)
Equity in net earnings of subsidiaries/investees	73,721	39,263	33,470
Net earnings	$71,291	$35,852	$31,047
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$487	$(1,968)	$(873)
Less: reclassification adjustment for gains included in Net earnings	(213)	(134)	(231)
Other comprehensive earnings (loss)—parent only	274	(2,102)	(1,104)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	26,128	(20,077)	(18,570)
Other comprehensive earnings (loss)	26,402	(22,179)	(19,674)
Comprehensive earnings	$97,693	$13,673	$11,373

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2003	2002	2001
Cash flows from operating activities
Loss before equity in net earnings of subsidiaries/investees	$(2,430)	$(3,411)	$(2,423)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(327)	(207)	(356)
Depreciation	240	241	40
Other items, net	567	505	(63)
Change in:
Affiliate balances payable	(5,754)	239	1,827
Federal income taxes	593	2,814	1,038
CatEPut payment	(792)	(950)	(950)
Net cash used in operating activities	(7,903)	(769)	(887)
Cash flows from investing activities Purchase of:
Fixed maturities, available-for-sale	(39,916)	—	—
Equity securities, available-for-sale	(423)	(2,740)	(1,804)
Property and equipment	(500)	(17)	(6,668)
Sale of:
Equity securities, available-for-sale	552	10,168	1,825
Property and equipment	—	46	—
Capital contributions to subsidiaries	(50,000)	(97,355)	(7,826)
Cash dividends received-subsidiaries/investees	5,527	5,279	6,880
Net cash used in investing activities	(84,760)	(84,619)	(7,593)
Cash flows from financing activities
Proceeds from stock offering	10,048	114,620	—
Proceeds from issuance of long-term debt—bonds	98,463	—	—
Proceeds from issuance of short-term debt	—	—	10,359
Payment on short-term debt	(6,500)	(23,500)	—
Shares issued under stock option plan	708	431	335
Treasury shares purchased	(22)	—	(123)
Treasury shares reissued	—	635	4,343
Cash dividends paid	(9,932)	(7,024)	(6,429)
Net cash provided by financing activities	92,765	85,162	8,485
Net increase (decrease) in cash	102	(226)	5
Cash at beginning of year	(223)	3	(2)
Cash at end of year	$(121)	$(223)	$3

Interest paid on outstanding debt for 2003, 2002 and 2001 amounted to $0.1 million, $0.9 million and $1.1 million, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C (1)	Column E (1)	Column F	Column H
(in thousands) Segment	Deferred policy acquisition costs	Unpaid losses and settlement expenses, gross	Unearned premiums, gross	Premiums earned	Incurred Losses and settlement expenses Current year

Year ended December 31, 2003

Casualty segment	$32,798	$795,952	$240,736	$309,548	$218,294
Property segment	15,746	65,850	96,990	107,678	37,822
Surety segment	15,193	41,639	29,916	46,371	21,479

RLI Insurance Group	$63,737	$903,441	$367,642	$463,597	$277,595

Year ended December 31, 2002

Casualty segment	$29,152	$617,238	$211,117	$208,113	$143,399

Property segment

15,290

87,044

107,117

89,228

26,498

Surety segment	15,660	28,556	32,569	50,724	19,700

RLI Insurance Group	$60,102	$732,838	$350,803	$348,065	$189,597

Year ended December 31, 2001

Casualty segment	$23,076	$506,561	$139,757	$156,970	$101,919
Property segment	14,658	84,974	88,546	70,764	33,604
Surety segment	15,138	12,970	28,147	45,274	11,386

RLI Insurance Group	$52,872	$604,505	$256,450	$273,008	$146,909

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

Column A	Column H	Column I	Column J	Column K
(in thousands) Segment	Incurred Losses and settlement expenses Prior year	Policy acquisition costs	Other operating expenses	Net Premiums written

Year ended December 31, 2003

Casualty segment	$4,997	$64,522	$16,767	$326,882
Property segment	(5,400)	28,798	7,500	103,508
Surety segment	1,798	25,961	3,722	43,704

RLI Insurance Group	$1,395	$119,281	$27,989	$474,094

Year ended December 31, 2002

Casualty segment	$3,892	$48,603	$12,987	$255,033
Property segment	3,732	27,522	7,004	103,445
Surety segment	5,901	29,418	3,801	55,160

RLI Insurance Group	$13,525	$105,543	$23,792	$413,638

Year ended December 31, 2001

Casualty segment	$3,072	$44,348	$9,817	$186,110
Property segment	3,074	20,852	5,710	78,871
Surety segment	2,821	25,704	3,027	50,232

RLI Insurance Group	$8,967	$90,904	$18,554	$315,213

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Segment	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

2003

Casualty	$463,871	$159,054	$4,731	$309,548	1.5%
Property	200,466	95,809	3,021	107,678	2.8%
Surety	53,154	7,723	940	46,371	2.0%

RLI Insurance Group Premiums earned	$717,491	$262,586	$8,692	$463,597	1.9%

2002

Casualty	$358,238	$154,633	$4,508	$208,113	2.2%
Property	188,597	102,510	3,141	89,228	3.5%
Surety	57,925	7,923	722	50,724	1.4%

RLI Insurance Group Premiums earned	$604,760	$265,066	$8,371	$348,065	2.4%

2001

Casualty	$258,722	$103,561	$1,809	$156,970	1.2%
Property	153,979	87,474	4,259	70,764	6.0%
Surety	48,431	3,281	124	45,274	0.3%

RLI Insurance Group Premiums earned	$461,132	$194,316	$6,192	$273,008	2.3%

NOTES:  Column B, “Gross Amount” includes only direct premiums earned.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C	Column D		Column E
(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written-off)	Amounts commuted	Balance at end of period

2003 Allowance for insolvent reinsurers	$19,435	$3,600	$(22)	$—	$23,013

2002 Allowance for insolvent reinsurers	$17,836	$2,349	$(750)	$—	$19,435

2001 Allowance for insolvent reinsurers	$15,972	$1,741	$35	$88	$17,836

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Articles of incorporation	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

3.2	By-Laws	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 2002.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the company’s Form 8-K filed December 10, 2003.

10.1	Market Value Potential Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

10.2	RLI Corp. Director Deferred Compensation Plan*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.3	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.4	Key Employee Excess Benefit Plan*	Incorporated by reference to the Company’s Annual Form 10-K/A for the year ended December 31, 1992.

10.5	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637

10.6	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.7	RLI Corp. Executive Deferred Compensation Agreement*	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 1998.

11.0	Statement re computation of per share earnings	Refer to the Notes to Consolidated Financial Statements—Note 1L “Earnings per share”, on page 47 of the Annual Report to Shareholders attached as Exhibit 13.

13.0	Refer to the Annual Report to Share- holders for the year ended December 31, 2003, pages 23-63, 65 and 68-69.	Attached Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 41

23.1	Consent of KPMG LLP	Page 42

31.1	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934	Page 43

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934	Page 44

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 45

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 46

*                      Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.