Form 10-Q
period 2004-03-31
RLI CORP
filed 2004-04-30
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 23, 2004 the number of shares outstanding of the registrant’s Common Stock was 25,190,854.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. & Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended March 31,
(Unaudited)	2004	2003

Net premiums earned	$125,898,282	$109,145,725
Net investment income	12,315,321	10,659,885
Net realized investment gains	2,435,593	408,543
	140,649,196	120,214,153
Losses and settlement expenses	75,231,045	63,286,269
Policy acquisition costs	32,795,328	29,503,660
Insurance operating expenses	7,051,918	6,683,870
Interest expense on debt	1,740,176	243,063
General corporate expenses	1,284,738	1,116,627
	118,103,205	100,833,489
Equity in earnings of uncons. investee	1,234,377	1,175,703
Earnings before income taxes	23,780,368	20,556,367
Income tax expense	6,836,856	6,120,638
Net earnings	$16,943,512	$14,435,729

Other comprehensive earnings (loss),net of tax	7,586,860	(5,416,999)
Comprehensive earnings	$24,530,372	$9,018,730

Earnings per share:
Basic:

Basic net earnings per share	$0.67	$0.58
Basic comprehensive earnings per share	$0.97	$0.36

Diluted:

Diluted net earnings per share	$0.65	$0.56
Diluted comprehensive earnings per share	$0.94	$0.35

Weighted average number of common shares outstanding
Basic	25,176,221	25,074,389
Diluted	26,118,164	25,653,550

Cash dividends declared per common share	$0.11	$0.09

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	March 31 2004	December 31 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$177,170,988	$180,700,429
Trading, at fair value	8,433,068	8,405,629
Available-for-sale, at fair value	871,085,192	835,229,109
Equity securities, at fair value	279,202,635	276,021,362
Short-term investments, at cost	51,674,691	33,003,709
Total investments	1,387,566,574	1,333,360,238
Accrued investment income	13,130,471	12,914,660
Premiums and reinsurance balances receivable	155,006,063	152,859,640
Ceded unearned premium	100,087,540	101,748,341
Reinsurance balances recoverable on unpaid losses	379,322,802	372,047,884
Deferred policy acquisition costs	65,618,273	63,737,449
Property and equipment	18,267,712	18,615,651
Investment in unconsolidated investee	31,884,550	30,683,166
Goodwill and indefinite-lived intangibles	26,214,491	26,214,491
Other assets	14,486,711	22,182,273
TOTAL ASSETS	$2,191,585,187	$2,134,363,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$943,505,534	903,440,601
Unearned premiums	363,249,467	367,642,210
Reinsurance balances payable	78,303,591	92,382,139
Notes payable, short-term debt	47,560,000	47,560,000
Income taxes-current	12,690,397	7,151,884
Income taxes-deferred	42,008,831	38,818,180
Bonds payable, long-term debt	100,000,000	100,000,000
Other liabilities	28,155,677	23,234,578
TOTAL LIABILITIES	1,615,473,497	1,580,229,592

Shareholders’ Equity
Common stock ($1 par value) (30,975,607 shares issued at 3/31/04) (30,957,837 shares issued at 12/31/03)	30,975,607	30,957,837
Paid-in Capital	179,893,615	179,683,913
Accumulated other comprehensive earnings	105,285,664	97,698,805
Retained Earnings	340,981,556	326,808,157
Deferred compensation	6,454,515	6,069,534
Less: Treasury shares at cost (5,792,753 shares at 3/31/04) (5,792,487 shares at 12/31/03)	(87,479,267)	(87,084,045)
TOTAL SHAREHOLDERS’ EQUITY	576,111,690	554,134,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,191,585,187	$2,134,363,793

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Period Ended March 31,
	2004	2003
Net cash provided by operating activities	$33,016,784	$40,774,277
Cash Flows from Investing Activities
Investments purchased	(132,424,946)	(138,394,335)
Investments sold	74,549,051	110,107,898
Investments called or matured	35,372,870	18,999,000
Net decrease in short-term investments	(7,538,272)	(32,746,188)
Net property and equipment purchased	(424,501)	(696,995)
Net cash used in investing activities	(30,465,798)	(42,730,620)

Cash Flows from Financing Activities
Cash dividends paid	(2,768,217)	(2,221,300)
Payments on debt	0	(6,500,000)
Proceeds from issuance of debt	0	366,250
Proceeds from issuance of common stock	0	10,047,957
ISO Share issuance	227,472	263,436
Treasury shares purchased	(10,241)	0
Net cash (used in) provided by financing activities	(2,550,986)	1,956,343
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in the 2003 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants.  The condensed consolidated balance sheet as of December 31, 2003 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2003 Annual Report on Form 10-K.

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

	For the Three-Month Period Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$16,943,512	25,176,221	$0.67

Effect of Dilutive Securities
Incentive Stock Options	—	941,943

Diluted EPS
Income available to common stockholders	$16,943,512	26,118,164	$0.65

	For the Three-Month Period Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$14,435,729	25,074,389	0.58

Effect of Dilutive Securities
Incentive Stock Options	—	579,161

Diluted EPS
Income available to common stockholders	$14,435,729	25,653,550	0.56

Other Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation” and provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amended the disclosure requirements of SFAS 123, requiring more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The provisions for interim-period disclosures are summarized in the following stock based compensation section.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

		For the Three-Month Period Ended March 31,
		2004	2003
Net income, as reported		$16,943,512	$14,435,729
Add:	Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all methods for all awards, net of related tax methods		(332,184)	(293,090)

Pro forma net income		$16,611,328	$14,142,639

Earnings per share:
	Basic - as reported	$0.67	$0.58
	Basic - pro forma	$0.66	$0.56

	Diluted - as reported	$0.65	$0.56
	Diluted - pro forma	$0.64	$0.55

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004.  As a result, we expensed the entire unrecognized service cost as of December 31, 2003.  The plan was also closed to new participants after December 31, 2003.  Participants’ benefits may increase in the future based on changes in their final average earnings.  Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings.  The below table represents to various components of pension expense for the three month periods ended March 31, 2004 and 2003.

Pension Expense (in thousand’s)	2004	2003
Service Cost	$—	$345
Interest Cost	179	179
Expected Return on Assets	(196)	(174)
Prior Service Cost	—	9
Recognition of Transition Asset	(2)	(8)
Recognition of (Gains)/Losses	118	148
Net Periodic Cost	$99	$499
Estimated Settlement Losses	125	—
Total Pension Cost	$224	$499

The decline in pension expense is reflective of the amendment to freeze benefit accruals and closing the plan to new participants.  The ERISA required minimum contribution during the fiscal year ending December 31, 2004, is $0. We have not decided whether to contribute any amount in excess of this.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at March 31, 2004 and December 31, 2003.  Through impairment testing performed during 2003, pursuant to the requirements of SFAS 142, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $156,000 for the first three months of 2004, compared to $167,000 for the same period last year. Over the next five years, annual amortization expense on intangible assets will be approximately $600,000 in 2004-2006 and $175,000 for 2007 and 2008. At March 31, 2004, net intangible assets totaled $2.1 million, net of $3.6 million of accumulated amortization, and are included in other assets.  Definite-lived intangibles are subject to review for impairment pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that we review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  A review performed in 2003 indicated no impairment.  As circumstances change, we will continue to monitor the recoverability of this definite-lived intangible asset.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three months ended March 31, 2004 and 2003 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA (in thousands)	2004	2003	2004	2003
Property	$7,945	$11,280	$25,382	$27,332
Casualty	2,901	185	89,087	69,461
Surety	(26)	(1,793)	11,429	12,353
Net investment income	12,315	10,660	12,315	10,660
Realized gains	2,436	409	2,436	409
General corporate expense and interest on debt	(3,025)	(1,360)
Equity in earnings of unconsolidated investee	1,234	1,176
Total segment earnings before income taxes	$23,780	$20,557
Income taxes	6,837	6,121

Total	$16,943	$14,436	$140,649	$120,215

The following table further summarizes revenues by major product type within each segment:

	For the Three-Month Period Ended March 31,
(in thousands)	2004	2003
Property
Commercial property	$23,594	$25,577
Homeowners/residential property	1,788	1,755
Total	$25,382	$27,332

Casualty
General liability	$41,650	$27,317
Specialty program business	12,090	12,048
Commercial transportation	14,149	12,755
Commercial and personal umbrella	12,593	9,017
Executive products	3,667	3,297
Other	4,938	5,027
Total	$89,087	$69,461

Surety	$11,429	$12,353
Grand Total	$125,898	$109,146

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company’s filings with the Securities & Exchange Commission, including the Form 10-K for the year ended December 31, 2003.

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks and has accounted for approximately 90% of our consolidated revenue for the first three months of 2004 compared to 91% for the same period last year.

As a ‘‘niche’’ company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups. A niche company underwrites a particular type of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage or oil and gas surety bonds. A niche company also provides a type of product not generally offered by other companies, such as our stand-alone personal umbrella policy, which we offer without the underlying auto or homeowners coverage. The excess and surplus lines market provides an alternative for customers with hard-to-place risks and risks that admitted insurers specifically refuse to write. When we underwrite within the excess and surplus lines market, we are selective in the lines of business and types of risks we choose to write. Often the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether a proposal would be a viable product in keeping with our business objectives.

Management measures the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written and profitability is analyzed through GAAP (accounting principles generally accepted in the United States of America) combined ratios, which are further subdivided into their respective loss and expense components. The GAAP combined ratios represent the profit generated from our insurance operations.

The foundation of our overall business strategy is to underwrite for profit. This drives our ability to provide shareholder returns in three different ways: the underwriting profit itself, investment income from fixed-income portfolios, and long-term growth in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other inland marine coverages and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 39% of first quarter 2004’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

The casualty portion of our business consists largely of general liability, transportation, multi-peril program business, commercial umbrella, personal umbrella, executive products and other specialty coverages. In addition, we provide employers indemnity and in-home business owners coverage. The casualty book of business is subject to the risk of accurately estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty line may also be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

The surety segment specializes in writing small to large commercial and small contract surety products, as well as those for the energy (plugging and abandonment), petrochemical and refining industries. The commercial surety products usually involve a statutory requirement for bonds. This industry has historically maintained a relatively low loss ratio. Losses may fluctuate, however, due to adverse economic conditions that may affect the financial viability of an insured. The contract surety market guarantees the construction work of a commercial contractor for a specific project. As such, this line has historically produced marginally higher loss ratios than other surety lines. Generally, losses occur due to adverse economic conditions, inclement weather conditions or the deterioration of a contractor’s financial condition.

Critical Accounting Policies

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including gross revenues, gross written premiums, net written premiums and combined ratios.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations.

Gross revenues

This is an RLI-defined metric equaling the sum of gross premiums written, net investment income and realized gains (losses). It is used by our management as an overall gauge of gross business volume across all operating segments.

Gross premiums written

While net premiums earned is the related GAAP measure used in the statement of earnings, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in our insurance underwriting operations with some indication of profit potential subject to the levels of our retentions, expenses and loss costs.

Net premiums written

While net premiums earned is the related GAAP measure used in the statement of earnings, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.

Combined ratios

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two segments. First, the expense ratio reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned.  The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting profit or loss.

In preparing the consolidated financial statements, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs.

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

Generally, we have not experienced significant development, favorable or unfavorable, either with the liability in total or within industry segments. Additional information with respect to reserve development patterns for individual calendar year-end liabilities can be found on pages 11-14 of our 2003 Annual Report on Form 10K. Adding to the complexities inherent in the reserving process are issues related to coverage, expansion of coverage, and reinsurance program applicability.

We have insignificant exposure to asbestos and environmental policy liabilities, as a result of entering liability lines after the industry had already recognized it as a problem. What exposure does exist is through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business. The majority of that exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business. Although our asbestos and environmental exposure is limited, management cannot determine our ultimate liability with any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup. Additionally, we participate primarily in the excess layers, making it even more difficult to assess the ultimate impact.

Investment Valuation

Throughout each year, our external investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established and monitored by our board of directors and officers. This includes selling individual securities that have unrealized losses when the investment manager believes future performance can be surpassed by buying other securities deemed to offer superior long-term return potential.

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

Part of our evaluation of whether particular securities are other than temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. We have not sold any securities for the purpose of generating cash over the last several years to pay claims, dividends or any other expense or obligation. Accordingly, we believe that our sale activity supports our ability to continue to hold securities in an unrealized loss position until our cost may be recovered.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the appropriate liabilities, since reinsurance does not relieve us of our legal liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers. Further discussion of the security of our recoverable reinsurance balances can be found in note 5 to the financial statements included in our 2003 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned, related investment income, anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premium is earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Consolidated gross revenues, as displayed in the table that follows, totaled $197.7 million for the first three months of 2004 compared to $185.0 million for the same period in 2003.

	For the Three-Month Period Ended March 31,
Gross revenues (In thousands)	2004	2003

Gross premiums written	$182,912	$173,924
Net Investment income	12,315	10,660
Net realized investment gains	2,436	409
Total gross revenues	$197,663	$184,993

Gross premium writings of the Group improved 5% over 2003 levels due to growth in the casualty segment, as market conditions remained firm in general liability and umbrella.  Net investment income improved 16% to $12.3 million. This growth is attributable to increased cash flows from operations and the infusion of new capital from the December 2003 bond offering.  Additionally, the sale of certain securities during the first three months of 2004 resulted in the recognition of $2.4 million in realized gains.

Consolidated net revenue for the first three months of 2004 increased $20.4 million or 17% from the same period in 2003. Net premiums earned, the main driver of this measurement, jumped 15%, benefiting from increased retentions in certain product lines and the momentum gained from last year’s written premium growth in the casualty segment.

Net after-tax earnings for the first three months of 2004 totaled $16.9 million, $0.65 per diluted share, compared to $14.4 million, $0.56 per diluted share, for the same period in 2003.  Improved underwriting income on the casualty and surety segments, coupled with growth in investment income and increased realized investment gains, favorably impacted 2004 earnings.

Results for the first three months of 2004 include realized gains of $2.4 million, $0.06 per diluted share, compared to $409,000, $0.01 per diluted share for the same period last year.  Increased gains in 2004 relate primarily to the sale of certain equity securities that had reached high valuation metrics.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $24.5 million, $0.94 per diluted share, for the first three months of 2004, compared to comprehensive earnings of $9.0 million, $0.35 per diluted share, for the same period in 2003. Unrealized gains, net of tax, for the first three months of 2004 were $7.6 million, $0.29 per diluted share, compared to unrealized losses of $5.4 million, $0.21 per diluted share, for the same period in 2003.  2003 results were negatively impacted by the volatility experienced in the equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $182.9 million for the first three months of 2004, compared to $173.9 million reported for the same period in 2003.  Improved pricing and various growth initiatives in certain casualty products positively impacted gross premiums written.  Gross writings for the property segment advanced 3%, as selected opportunities were available despite a continued trend of rate softening.  The surety segment posted a 5% decline in writings, as we continue to maintain stringent underwriting standards for this segment.  Underwriting income improved to a pre-tax profit of $10.8 million for the first three months of 2004 compared to $9.7 million for the same period in 2003.  The GAAP combined ratio totaled 91.5 for the first three months of 2004, compared to 91.2 for the same period in 2003.  While up from the extraordinary 58.7 combined ratio posted in the first quarter of 2003, the property segment led the way posting an impressive 68.7 combined ratio.  On a 96.7 combined ratio, the casualty segment recorded improved earnings from last year, while the surety segment posted near breakeven results, well ahead of last year’s results.

	For the Three-Month Period Ended March 31,
	2004	2003
Gross premiums written (in thousands)
Property	$49,819	$48,159
Casualty	120,171	112,206
Surety	12,922	13,559
Total	$182,912	$173,924

Underwriting profits (losses) (in thousands)
Property	7,945	11,280
Casualty	2,901	185
Surety	(26)	(1,793)
Total	$10,820	$9,672

Combined ratio
Property	68.7	58.7
Casualty	96.7	99.8
Surety	100.3	114.5
Total	91.5	91.2

Gross premiums written for the Group’s property segment increased $1.7 million, or 3% from the same period last year.  For the first three months of 2004, gross property premiums totaled $49.8 million.  Rate softening, which began in 2003 continued during the first quarter of 2004 in our domestic fire and California earthquake business.  Increased competition and market capacity continue to drive down pricing.  While pricing in these lines declined, rates for construction business remained firm during the first quarter of 2004.

Increased pricing on renewal business and new growth opportunities resulted in a $4.4 million increase in construction writings, offsetting the declines experienced in commercial fire and California earthquake.  Net premiums written and net premiums earned declined in the quarter, primarily due to the continued decline in California earthquake writings, coupled with the purchase of additional catastrophe protection and other reinsurance cessions designed to reduce our overall earthquake exposure.  Underwriting profit for the property segment was $7.9 million for the first three months of 2004, compared to $11.3 million for the same period in 2003.  The GAAP combined ratio increased to 68.7, compared to 58.7 for the same period last year.  Current year results reflect a more normal return for this segment.  The loss ratio, at 32.2, increased 8.5 points from last year’s extraordinary posting.  The builder’s risk construction product experienced some adverse development on prior losses, and two wind events in the quarter negatively impacted our Hawaii personal lines product.  The expense ratio increased to 36.5 compared to last year’s 35.0, primarily due to the decline in net premiums relative to the fixed nature of certain expenses.

The casualty segment posted gross premiums written of $120.2 million for the first three months of 2004, up $8.0 million, or 7%, from 2003.  Premium growth is coming from our general liability and umbrella products, where the rate environment remains favorable.  General liability writings advanced $13.6 million, while umbrella was up $3.1 million.  We remain focused on growing areas that provide the best return.  Other casualty products are seeing rates flatten and, in some instances, begin to decline, as competition has increased. The result of increased competition and an adherence to tight underwriting standards has resulted in the loss of some accounts, particularly in executive products and commercial transportation.  The casualty segment posted an underwriting profit of $2.9 million, compared to a profit of $185,000 for the same period last year. These results translate into a combined ratio of 96.7 in the first quarter of 2004 versus 99.8 for the same period in 2003.  A shift in mix of business toward products with lower loss ratios has resulted in a 2.5 point drop in the loss ratio and has accounted for the majority of this improvement.  The expense ratio declined slightly to 26.4 in 2004, compared to 27.0 in 2003.

The surety segment posted gross premiums written of $12.9 million for the first quarter of 2004, down 5% from 2003’s $13.6 million.  This decrease is primarily related to the continuation of tighter underwriting standards on contract surety.  We are encouraged by the significant improvement in underwriting income during the first quarter of 2004, as the segment posted near breakeven results.  Underwriting loss for the first quarter totaled $26,000, compared to a loss of $1.8 million during 2003.  2003 results were impacted by adverse loss experience on contract bonds written in 2002 and prior.  The combined ratio for the surety segment totaled 100.3 in 2004, versus 114.5 for the same period in 2003. The segment’s loss ratio was 38.7 for 2004, compared to 50.8 for 2003, reflective of the decline in claim frequency, particularly on the contract book.  The expense ratio improved to 61.6 in 2004 compared to 63.7 in 2003.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found on page 23 of our 2003 Annual Report on Form 10K.  No additional information is available as of the first quarter of 2004.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2004, net investment income increased by 15.5% over that reported for the same period in 2003.  The improvement in income is due to increased cash flow from operating and financing activities allocated to fixed-income investments. On an after-tax basis, investment income increased by 16.4%. Operating cash flows were $33.0 million in the first quarter of 2004, down from $40.8 million in the first quarter of 2003. Cash flows in excess of current needs were used to purchase fixed-income securities, which continue to be comprised primarily of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments were as follows for the first quarter of 2004 and 2003.

Pretax yield	2004	2003
Taxable	4.75%	5.25%
Tax-Exempt	4.19%	4.49%
After-tax yield
Taxable	3.09%	3.41%
Tax-Exempt	3.97%	4.25%

During the first quarter of 2004, the average after-tax yield of the fixed-income portfolio decreased due to decreases in both taxable and tax-exempt yields on new purchases. The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to the continued growth in operational cash flow and the investment of the proceeds from our December 2003 debt offering. During the first quarter in 2004, we focused on purchasing high-quality investments, including corporate bonds, municipal bonds, mortgage-backed securities and asset-backed securities, primarily in the 0-15 year part of the yield curve.

The fixed-income portfolio increased by $32.4 million during the first quarter of 2004. This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.4%. Our equity portfolio increased by $3.2 million during the first quarter of 2004, to $279.2 million. The equity portfolio had a quarterly total return of 1.8%.

We maintain an equity investment in a private mortgage banking company. As of March 31, 2004, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $6.8 million. We recorded a loss of $128,000 in net investment income during the first three months of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that we recognize the change in fair value of stock warrants received with the purchase of a note receivable. This compares to income of $601,000 recognized in the first quarter of 2003. We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment. This formula is based on the investee’s book value, the volume of mortgages originated and profitability.  Income in 2004 was negatively impacted by reduced mortgage origination volume as a result of reduced demand for refinance loans.

We realized a total of $2.4 million in capital gains in the first quarter of 2004, compared to capital gains of $409,000 in the first quarter of 2003. The increase in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in 2003 or 2004.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2004, including market value, cost basis, and unrealized gains and losses.

	Cost	3/31/04	Gross Unrealized			Unrealized (1)
(dollars in thousands)	Basis	Mkt Value	Gains	Losses	Net	Gain/Loss%
Consumer Discretionary	$9,942	$14,759	$4,817	$—	$4,817	48.5%
Consumer Staples	16,677	37,516	20,839	—	20,839	125.0%
Energy	7,434	16,491	9,057	—	9,057	121.8%
Financials	11,444	40,933	29,489	—	29,489	257.7%
Healthcare	9,283	26,129	16,959	(113)	16,846	181.5%
Industrials	16,950	35,551	18,601	—	18,601	109.7%
Materials	9,180	13,785	4,605	—	4,605	50.2%
Information Technology	9,843	14,548	4,834	(129)	4,705	47.8%
Telecommunications	8,878	13,871	4,993	—	4,993	56.2%
Utilities	40,283	58,816	18,541	(8)	18,533	46.0%
Private Investments	6,804	6,804	—	—	—	—
	$146,718	$279,203	$132,735	$(250)	$132,485	90.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of March 31, 2004. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2004

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$1,830	$0	$1,830
Cost or Amortized Cost	1,839	0	1,839
Unrealized Loss	(9)	(0)	(9)

Corporate
Fair value	$107,156	$0	$107,156
Cost or Amortized Cost	108,903	0	108,903
Unrealized Loss	(1,747)	(0)	(1,747)

States, political subdivisions & revenues
Fair value	$26,853	$0	$26,853
Cost or Amortized Cost	27,023	0	27,023
Unrealized Loss	(170)	(0)	(170)

Subtotal, debt securities
Fair value	$135,839	$0	$135,839
Cost or Amortized Cost	137,765	0	137,765
Unrealized Loss	(1,926)	(0)	(1,926)

Common Stock
Fair value	$3,752	$0	$3,752
Cost or Amortized Cost	4,002	0	4,002
Unrealized Loss	(250)	(0)	(250)

Total
Fair value	$139,591	$0	$139,591
Cost or Amortized Cost	141,767	0	141,767
Unrealized Loss	(2,176)	(0)	(2,176)

The following table shows the fixed income securities at a loss position by Moody’s ratings.

(dollars in thousands)

Moody’s Rating	Book Value	Mkt. Value	Unrealized Loss	Percent to Total
Aaa	$65,463	$65,073	$(390)	20.2%
Aa	13,860	13,637	(223)	11.6%
A	41,912	41,037	(875)	45.4%
Baa	16,530	16,092	(438)	22.7%
Ba or Lower	—	—	—	0.0%
Total	$137,765	$135,839	$(1,926)	100%

As of March 31, 2004, we held no equity or fixed income securities that individually had an unrealized loss greater than 11%.  As of March 31, 2004, we held three common stock positions that were in an unrealized loss position. The total unrealized loss on these securities was $250,000.  All securities have been in an unrealized loss position for less than six months.

The fixed income portfolio contained 49 positions at a loss as of March 31, 2004. All of the fixed income positions were at a loss for less than 12 months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. After a lengthy period of downward pressure on medium and long-term interest rates, this trend started to reverse in June 2003. This upward trend in interest rates created unrealized losses for many fixed income investors. As interest rates rise, the prices of many of the fixed income securities in our portfolio will decline, generating increasing levels of unrealized losses. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Interest and fees on debt obligations increased to $1.7 million for the first three months of 2004, an increase of $1.5 million from the same period in 2003.  The increased expense is the result of the December 12, 2003 issuance of $100 million in senior notes at an effective rate of 6.02%.  As of March 31, 2004, outstanding debt balances totaled $147.6 million, compared to $48.2 million at March 31, 2003.  The March 31, 2004 debt balance is comprised of the $100 million in senior notes and $47.6 million in reverse repurchase agreements.  The March 31, 2003 balance of $48.2 consisted only of reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2004 and 2003:

	2004	2003
Line of credit	NA	2.55%
Reverse repurchase agreements	1.28%	1.72%
Total short-term debt	1.28%	1.73%
Senior Notes	6.02%	NA
Total Debt	4.61%	1.73%

INCOME TAXES

Our effective tax rate for the first three months of 2004 was 29%, compared to 30% for the same period in 2003.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2004 and 2003 as a result of the following:

	2004		2003
	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$8,323,129	35%	$7,194,728	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,186,964)	(5)%	(945,754)	(5)%

Dividends received deduction	(408,254)	(2)%	(379,080)	(2)%

Dividends paid deduction	(84,088)	—	(80,969)	—
Other items, net	193,033	1%	331,713	2%

Total tax expense	$6,836,856	29%	$6,120,638	30%

LIQUIDITY AND CAPITAL RESOURCES

We have three primary types of cash flows; (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments, and (3) cash flows from financing activities that impact our capital structure, such as changes in debt and shares outstanding.

While still strong, cash flows from operating activities declined in the first quarter of 2004, primarily due to increased paid loss activity and the timing of certain reinsurance payments.  We would expect full-year 2004 operating cash flow to track favorably with the prior two years.  The following table summarizes these cash flows for the three month periods ended March 31, 2004 and 2003.

(in thousands)	2004	2003
Cash flows from operating activities	$33,017	$40,774
Cash flows from investing activities	$(30,466)	$(42,730)
Cash flows from (used in) financing activities	$(2,551)	$1,956
Total	$—	$—

Our largest contractual obligation relates to long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95%. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. As of March 31, 2004, we were party to seven reverse repurchase agreements (short-term debt) totaling $47.6 million. We are not party to any off-balance sheet arrangements.

At March 31, 2004, we had short-term investments, cash and other investments maturing within one year, of approximately $65.2 million and additional investments of $316.6 maturing within five years. We maintain a $40.0 million revolving line of credit with two financial institutions. The facility has a three-year term that expires on May 31, 2005. As of March 31, 2004, no amounts were outstanding on this facility.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2004, our portfolio had a book value of $1.4 billion. Invested assets at March 31, 2004, increased by $54.1 million, or 4%, from December 31, 2003.

We regularly evaluate our asset allocation among stocks and bonds, and may choose to invest new cash into stocks in the future. Our fixed income portfolio consists entirely of bonds rated investment grade by Standard &

Poor’s and Moody’s. As of March 31, 2004, our fixed-income portfolio had the following rating distribution:

AAA	61%
AA	15%
A	16%
BBB	8%
Total	100%

As of March 31, 2004, the average duration of our fixed-income portfolio was 5.0 years. Our fixed-income portfolio remained well diversified, with 897 individual issues as of March 31, 2004. During the first quarter of 2004, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was 2.4%.

In addition, at March 31, 2004, our equity portfolio had a value of $279.2 million, all of which is classified as available-for-sale and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. The strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transactional costs and taxes.

As of March 31, 2004, our portfolio had a dividend yield of 2.8% compared to 1.6% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 107 equity securities. During the first quarter of 2004, the total return on our equity portfolio on a mark-to-market basis was 1.8%.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2004, our capital structure consisted of $100.0 million in 10-year maturity senior notes (long-term debt), $47.6 million in reverse repurchase debt agreements (short-term debt), and $576 million of shareholders’ equity. Debt outstanding comprised 20% of total capital as of March 31, 2004.

Our 111th consecutive dividend payment was declared in the first quarter of 2004 and paid on April 15, 2004, in the amount of $0.11 per share.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 186th of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2004 without prior approval is $54.7 million. The actual amount paid in 2003 was $5.5 million.

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

Our market risk exposures at March 31, 2004, have not materially changed from those identified in the our Annual Report on Form 10-K at December 31, 2003.

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

Item 2.                                   Change in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities – Not Applicable

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

(a)          Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         On January 22, 2004, the Company filed a report on Form 8-K which furnished a copy of its press release announcing the financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Duly authorized and Principal
Financial and Accounting Officer)
Date: April 30, 2004