Form 10-Q
period 2004-06-30
RLI CORP
filed 2004-07-23
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 16, 2004 the number of shares outstanding of the registrant’s Common Stock was 25,216,154.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period
	Ended June 30,
(Unaudited)	2004	2003
Net premiums earned	$126,876,123	$113,625,921
Net investment income	13,361,370	10,890,140
Net realized investment gains	1,887,482	1,943,672

	142,124,975	126,459,733

Losses and settlement expenses	73,554,278	70,240,401
Policy acquisition costs	34,029,599	28,807,033
Insurance operating expenses	7,512,802	7,148,410
Interest expense on debt	1,665,797	203,665
General corporate expenses	1,164,418	932,723

	117,926,894	107,332,232

Equity in earnings of uncons. investee	1,838,099	2,366,942

Earnings before income taxes	26,036,180	21,494,443
Income tax expense	7,669,076	6,102,368

Net earnings	$18,367,104	$15,392,075

Other comprehensive earnings (loss), net of tax	(21,980,675)	25,317,217

Comprehensive earnings (loss)	$(3,613,571)	$40,709,292

Earnings per share:
Basic:
Basic net earnings per share	$0.73	$0.61

Basic comprehensive earnings (loss) per share	$(0.14)	$1.62

Diluted:
Diluted net earnings per share	$0.71	$0.60

Diluted comprehensive earnings (loss) per share	$(0.14)	$1.58

Weighted average number of common shares outstanding
Basic	25,197,350	25,120,324
Diluted	26,034,698	25,807,504
Cash dividends declared per common share	$0.13	$0.10

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Six-Month Period
	Ended June 30,
(Unaudited)	2004	2003
Net premiums earned	$252,774,405	$222,771,646
Net investment income	25,676,691	21,550,025
Net realized investment gains	4,323,075	2,352,215

	282,774,171	246,673,886

Losses and settlement expenses	148,785,323	133,526,670
Policy acquisition costs	66,824,927	58,310,693
Insurance operating expenses	14,564,720	13,832,280
Interest expense on debt	3,405,973	446,728
General corporate expenses	2,449,156	2,049,350

	236,030,099	208,165,721

Equity in earnings of uncons. investee	3,072,476	3,542,645

Earnings before income taxes	49,816,548	42,050,810
Income tax expense	14,505,932	12,223,006

Net earnings	$35,310,616	$29,827,804

Other comprehensive earnings (loss), net of tax	(14,393,815)	19,900,218

Comprehensive earnings	$20,916,801	$49,728,022

Earnings per share:
Basic:
Basic net earnings per share	$1.40	$1.19

Basic comprehensive earnings per share	$0.83	$1.98

Diluted:
Diluted net earnings per share	$1.35	$1.16

Diluted comprehensive earnings per share	$0.80	$1.93

Weighted average number of common shares outstanding
Basic	25,186,727	25,097,483
Diluted	26,076,373	25,730,653
Cash dividends declared per common share	$0.24	$0.19

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	June 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$170,203,516	$180,700,429
Trading, at fair value	9,582,621	8,405,629
Available-for-sale, at fair value	877,149,462	835,229,109
Equity securities, at fair value	297,414,234	276,021,362
Short-term investments, at cost	62,053,629	33,003,709

Total investments	1,416,403,462	1,333,360,238
Accrued investment income	13,726,596	12,914,660
Premiums and reinsurance balances receivable	147,996,141	152,859,640
Ceded unearned premium	100,938,558	101,748,341
Reinsurance balances recoverable on unpaid losses	400,219,820	372,047,884
Deferred policy acquisition costs	68,647,445	63,737,449
Property and equipment	18,137,678	18,615,651
Investment in unconsolidated investee	33,947,285	30,683,166
Goodwill and indefinite-lived intangibles	26,214,491	26,214,491
Other assets	13,606,534	22,182,273

TOTAL ASSETS	$2,239,838,010	$2,134,363,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,001,980,460	$903,440,601
Unearned premiums	375,625,201	367,642,210
Reinsurance balances payable	69,467,791	92,382,139
Notes payable, short-term debt	47,061,500	47,560,000
Income taxes-current	16,759,574	7,151,884
Income taxes-deferred	28,437,054	38,818,180
Bonds payable, long-term debt	100,000,000	100,000,000
Other liabilities	30,824,712	23,234,578

TOTAL LIABILITIES	1,670,156,292	1,580,229,592

Shareholders’ Equity
Common stock ($1 par value) (31,008,907 shares issued at 6/30/04)
(30,957,837 shares issued at 12/31/03)	31,008,907	30,957,837
Paid-in Capital	180,322,011	179,683,913
Accumulated other comprehensive earnings	83,304,992	97,698,805
Retained Earnings	356,070,560	326,808,157
Deferred compensation	6,582,861	6,069,534
Less: Treasury shares at cost
(5,792,753 shares at 6/30/04) (5,792,487 shares at 12/31/03)	(87,607,613)	(87,084,045)

TOTAL SHAREHOLDERS’ EQUITY	569,681,718	554,134,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,239,838,010	$2,134,363,793

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ended June 30,
	2004	2003
Net cash provided by operating activities	$97,045,412	$47,660,424

Cash Flows from Investing Activities
Investments purchased	(228,083,199)	(219,771,070)
Investments sold	103,126,723	146,166,824
Investments called or matured	51,966,915	32,091,919
Net increase in short-term investments	(19,151,813)	(6,662,133)
Changes in notes receivable	1,500,000	1,500,000
Net property and equipment purchased	(1,046,133)	(1,566,923)

Net cash used in investing activities	(91,687,507)	(48,241,383)

Cash Flows from Financing Activities
Cash dividends paid	(5,538,332)	(4,481,813)
Payments on debt	(498,500)	(6,500,000)
Proceeds from issuance of debt	0	1,184,750
Proceeds from issuance of common stock	0	10,047,504
Stock option plan share issuance	689,168	352,559
Treasury shares purchased	(10,241)	(22,041)

Net cash (used in) provided by financing activities	(5,357,905)	580,959

Net increase in cash	0	0

Cash at the beginning of the year	0	0

Cash at June 30	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in the 2003 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 2003 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$35,310,616	25,186,727	$1.40

Effect of Dilutive Securities
Incentive Stock Options	—	889,646

Diluted EPS
Income available to common stockholders	$35,310,616	26,076,373	$1.35

	For the Six-Month Period Ended June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$29,827,804	25,097,483	$1.19
Effect of Dilutive Securities
Incentive Stock Options	—	633,170

Diluted EPS
Income available to common stockholders	$29,827,804	25,730,653	$1.16

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Six-Month Period
	Ended June 30,
	2004	2003
Net income, as reported	$35,310,616	$29,827,804

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all methods for all awards, net of related tax methods	(973,848)	(832,379)

Pro forma net income	$34,336,768	$28,995,425

Earnings per share:
Basic — as reported	$1.40	$1.19
Basic — pro forma	$1.36	$1.16

Diluted — as reported	$1.35	$1.16
Diluted — pro forma	$1.32	$1.13

	For the Three-Month Period
	Ended June 30,
	2004	2003
Net income, as reported	$18,367,104	$15,392,075

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all methods for all awards, net of related tax methods	(641,664)	(539,289)

Pro forma net income	$17,725,440	$14,852,786

Earnings per share:
Basic — as reported	$0.73	$0.61
Basic — pro forma	$0.70	$0.59

Diluted — as reported	$0.71	$0.60
Diluted — pro forma	$0.68	$0.58

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

Pension Plan: On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004. As a result, we expensed the entire unrecognized service cost as of December 31, 2003. The plan was also closed to new participants after December 31, 2003. Participants’ benefits may increase in the future based on changes in their final average earnings. Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings. The table below represents the various components of pension expense for the six month periods ended June 30, 2004 and 2003.

Pension Expense (in thousands)	2004	2003
Service Cost	$—	$690
Interest Cost	358	358
Expected Return on Assets	(392)	(348)
Prior Service Cost	—	18
Recognition of Transition Asset	(2)	(17)
Recognition of (Gains)/Losses	236	296

Net Periodic Cost	$200	$997

Estimated Settlement Losses	250	—

Total Pension Cost	$450	$997

The decline in pension expense is reflective of the amendment to freeze benefit accruals and the closing of the plan to new participants. The ERISA required minimum contribution during the fiscal year ending December 31, 2004, is $0. We have not decided whether to contribute any amount in excess of this.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at June 30, 2004 and December 31, 2003. Impairment testing was performed during the second quarter of 2004, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $661,000 for the first half of 2004, compared to $335,000 for the same period last year. Amortization expense in 2004 includes $307,000 of additional expense recorded in June, pursuant to our review of the recoverability of the definite-lived intangible asset relating to contract surety. Definite-lived intangibles are subject to review for impairment pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that we review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. While results for contract surety have improved, the improvement has not been as rapid as anticipated. In accordance with SFAS 144, we compared the asset’s projected undiscounted cash flows, over its remaining useful life, to its current carrying value. The result of this test indicated that $307,000 of the current carrying value was not recoverable. We recorded $307,000 of additional amortization expense to reflect this write down. Subsequent to this adjustment, the asset has a carrying value of $396,000. At June 30, 2004, net intangible assets totaled $1.6 million, net of $4.1 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six months ended June 30, 2004 and 2003 is presented below.

	EARNINGS		REVENUES
SEGMENT DATA (in thousands)	2004	2003	2004	2003
Property	$16,129	$18,943	$49,507	$54,129
Casualty	6,597	1,363	179,852	144,505
Surety	(127)	(3,204)	23,415	24,138
Net investment income	25,677	21,550	25,677	21,550
Realized gains	4,323	2,352	4,323	2,352
General corporate expense and interest on debt	(5,854)	(2,496)
Equity in earnings of unconsolidated investee	3,072	3,543

Total segment earnings before income taxes	$49,817	$42,051
Income taxes	14,506	12,223

Total	$35,311	$29,828	$282,774	$246,674

The following table further summarizes revenues by major product type within each segment:

	For the Six-Month Period
	Ended June 30,
(in thousands)	2004	2003
Property
Commercial property	$45,969	$50,578
Homeowners/residential property	3,538	3,551

Total	$49,507	$54,129

Casualty
General liability	$85,270	$58,482
Specialty program business	23,797	25,771
Commercial transportation	27,506	24,295
Commercial and personal umbrella	25,664	19,428
Executive products	7,427	6,537
Other	10,188	9,992

Total	$179,852	$144,505

Surety	$23,415	$24,138

Grand Total	$252,774	$222,772

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company’s filings with the Securities & Exchange Commission, including the Form 10-K for the year ended December 31, 2003.

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks and has accounted for approximately 89% of our consolidated revenue for the first half of 2004 compared to 90% for the same period last year.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect on net earnings. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other inland marine coverages and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 40% of first half 2004’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

     Combined ratios

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two segments. First, the expense ratio component reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting profit or loss.

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

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Consolidated gross revenues, as displayed in the table that follows, totaled $412.6 million for the first half of 2004 compared to $387.9 million for the same period in 2003.

	For the Six-Month Period
	Ended June 30,
Gross revenues (in thousands)	2004	2003
Gross premiums written	$382,555	$364,008
Net investment income	25,677	21,550
Net realized investment gains	4,323	2,352

Total gross revenues	$412,555	$387,910

Gross premium writings of the Group improved 5% over 2003 levels due to growth in the casualty segment, as market conditions remained firm in general liability and umbrella. Net investment income improved 19% to $25.7 million. This growth is attributable to increased cash flows from operations and the infusion of new capital from the December 2003 bond offering. Additionally, the sale of certain securities during the first half of 2004 resulted in the recognition of $4.3 million in realized gains.

Consolidated net revenue for the first half of 2004 increased $36.1 million, or 15%, from the same period in 2003. Net premiums earned, the main driver of this measurement, jumped 14%, benefiting from increased retentions in certain product lines and the momentum gained from last year’s written premium growth in the casualty segment.

Net after-tax earnings for the first half of 2004 totaled $35.3 million, $1.35 per diluted share, compared to $29.8 million, $1.16 per diluted share, for the same period in 2003. Improved underwriting income on the casualty and surety segments, coupled with growth in investment income and increased realized investment gains, favorably impacted 2004 earnings.

Results for the first half of 2004 include realized gains of $4.3 million, $0.10 per diluted share, compared to $2.4 million, $0.06 per diluted share for the same period last year. Increased gains in 2004 relate primarily to the sale of certain equity securities that had reached high valuation metrics.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $20.9 million, $0.80 per diluted share, for the first half of 2004, compared to comprehensive earnings of $49.7 million, $1.93 per diluted share, for the same period in 2003. Unrealized losses, net of tax, for the first half of 2004 were $14.4 million, $0.55 per diluted share, compared to unrealized gains of $19.9 million, $0.77 per diluted share, for the same period in 2003. 2004 results were negatively impacted by the rising interest rate environment and volatility experienced in the bond market. Unrealized losses, net of tax, on the bond portfolio totaled $15.9 million for the first half of 2004.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $382.6 million for the first half of 2004, compared to $364.0 million reported for the same period in 2003. Improved pricing and various growth initiatives in certain casualty products positively impacted gross premiums written. Gross writings for the property segment advanced 2%, as selected opportunities were available despite a continued trend of rate softening. The surety segment reversed a trend of declining premiums, posting a 6% increase in writings. Surety’s growth came from commercial and energy business, areas that have traditionally posted profits. Underwriting income improved to a pre-tax profit of $22.6 million for the first half of 2004 compared to $17.1 million for the same period in 2003. The GAAP combined ratio totaled 91.1 for the first half of 2004, compared to 92.3 for the same period in 2003. With continued favorable loss experience, the property segment led the way posting an impressive 67.4 combined ratio. On a 96.3 combined ratio, the casualty segment recorded improved earnings from last year, while the surety segment posted near breakeven results, well ahead of last year’s results.

	For the Six-Month Period
	Ended June 30,
	2004	2003
Gross premiums written (in thousands)
Property	$102,140	$100,584
Casualty	252,460	236,956
Surety	27,955	26,468

Total	$382,555	$364,008

Underwriting profits (losses) (in thousands)
Property	$16,129	$18,943
Casualty	6,597	1,363
Surety	(127)	(3,204)

Total	$22,599	$17,102

Combined ratio
Property	67.4	65.0
Casualty	96.3	99.1
Surety	100.5	113.3

Total	91.1	92.3

Gross premiums written for the Group’s property segment increased $1.6 million, or 2% from the same period last year. For the first half of 2004, gross property premiums totaled $102.1 million. Rate softening, which began in 2003 continued during the first half of 2004 in our domestic fire and California earthquake business. Increased competition and market capacity continue to drive down pricing. While pricing in these lines declined, rates for construction business remained firm during the first half of 2004.

Increased pricing on renewal business and new growth opportunities resulted in a $6.2 million increase in construction writings, offsetting the declines experienced in commercial fire and California earthquake. Net premiums written and net premiums earned declined in 2004, primarily due to the continued decline in California earthquake writings, coupled with the purchase of additional catastrophe protection and other reinsurance cessions designed to reduce our overall earthquake exposure. Underwriting profit for the property segment was $16.1 million for the first half of 2004, compared to $18.9 million for the same period in 2003. The GAAP combined ratio increased slightly to 67.4, compared to 65.0 for the same period last year. Both periods represent exceptional results for the segment. The loss ratio, at 29.7, decreased 1.3 points from last year’s posting, while the expense ratio, at 37.7, advanced 3.7 points from last years posting. Loss experience continues to track favorably, while the expense ratio has advanced due to the decline in net premiums relative to the fixed nature of certain expenses.

The casualty segment posted gross premiums written of $252.5 million for the first half of 2004, up $15.5 million, or 7%, from 2003. Premium growth is coming from our general liability and umbrella products, where the rate environment remains favorable. General liability writings advanced $24.6 million, while umbrella was up $6.2 million. We remain focused on growing areas that provide the best return. Other casualty products are seeing rates flatten and, in some instances, begin to decline, as competition has increased. The result of increased competition and an adherence to tight underwriting standards has resulted in the loss of some accounts, particularly in executive products and programs. The casualty segment posted an underwriting profit of $6.6 million, compared to a profit of $1.4 million for the same period last year. These results translate into a combined ratio of 96.3 in the first half of 2004 versus 99.1 for the same period in 2003. A shift in mix of business toward products with lower loss ratios has resulted in a 3.1 point drop in the loss ratio and has accounted for the majority of this improvement. The expense ratio was 26.8 in 2004, compared to 26.5 in 2003.

The surety segment posted gross premiums written of $28.0 million for the first half of 2004, up 6% from 2003’s $26.5 million. Premium growth came from commercial and energy business, areas that have traditionally posted profits. Partially offsetting this growth, gross writings on contract surety were down 20% due to the continuation of tighter underwriting standards. We are encouraged by the improvement in underwriting results during the first half of 2004, as the segment posted near breakeven results. Underwriting loss for the first half of 2004 totaled $127,000, compared to a loss of $3.2 million during 2003. Results in 2003 were impacted by adverse loss experience on contract bonds written in 2002 and prior. The combined ratio for the surety segment totaled 100.5 in 2004, versus 113.3 for the same period in 2003. The segment’s loss ratio was 38.6 for 2004, compared to 49.1 for 2003, reflective of the decline in claim frequency, particularly on the contract book. In the second quarter of 2004, we performed a review of the intangible asset relating to contract surety. While contract surety experience has improved in 2004, the improvement has not been as rapid as anticipated. A review of the intangible asset, which compares future undiscounted cash flows to the current asset value, indicated that the asset was not fully recoverable. As a result, we recorded $307,000 of additional amortization expense. Despite this expense addition, the overall surety expense ratio improved 2.3 points to 61.9, compared to 64.2 in 2003.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program. We are currently investigating and evaluating our obligations due to a variety of complex coverage issues. A detailed discussion on this litigation can be found on page 23 of our 2003 Annual Report on Form 10K. There have not been any significant changes or new information as of the first half of 2004.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first half of 2004, net investment income increased by 19.2% over that reported for the same period in 2003. The improvement in income is due to increased cash flow from operating and financing activities allocated to the investment portfolio. On an after-tax basis, investment income increased by 18.9%. Operating cash flows were $97.0 million in the first half of 2004, up from $47.7 million reported for the same period in 2003. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised primarily of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments were as follows for the first half of 2004 and 2003.

Pretax yield	2004	2003
Taxable	4.81%	5.26%
Tax-Exempt	4.15%	4.52%

After-tax yield

Taxable	3.13%	3.42%
Tax-Exempt	3.93%	4.28%

During the first half of 2004, the average after-tax yield of the fixed-income portfolio decreased slightly due to decreases in both taxable and tax-exempt yields on new purchases. The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to the continued growth in operational cash flow and the investment of the proceeds from our December 2003 debt offering. During the first half of 2004, we focused on purchasing high-quality investments, including corporate bonds, municipal bonds, mortgage-backed securities and asset-backed securities, primarily in the 0-10 year part of the yield curve.

The fixed-income portfolio increased by $32.6 million during the first half of 2004. This portfolio had a tax-adjusted total return on a mark-to-market basis of negative 0.1%. Our equity portfolio increased by $21.4 million during the first half of 2004, to $297.4 million. The equity portfolio had a total return of 3.6% during the first half of 2004. During the second quarter of 2004, we invested in an index mutual fund that invests in publicly traded real estate investment trusts (REITs). The purpose of this investment was to further diversify our equity portfolio in an attempt to improve long-term risk adjusted returns. These investments were made at our holding company, RLI Corp., and were valued at $16.1 million at June 30, 2004.

We maintain an equity investment in a private mortgage banking company. As of June 30, 2004, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $7.1 million. We recorded a gain of $179,000 in net investment income during the first half of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that we recognize the change in fair value of stock warrants received with the purchase of a note receivable. This compares to income of $1.1 million recognized in the first half of 2003. We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment. This formula is based on the investee’s book value, the volume of mortgages originated and profitability. Income in 2004 was negatively impacted by reduced mortgage origination volume as a result of reduced demand for refinance loans.

We realized a total of $4.3 million in capital gains in the first half of 2004, compared to capital gains of $2.4 million for the same period in 2003. The increase in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses, which has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in 2003 or 2004.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2004, including market value, cost basis, and unrealized gains and losses.

	Cost	6/30/04	Gross Unrealized			Unrealized (1)
(dollars in thousands)	Basis	Mkt Value	Gains	Losses	Net	Gain/Loss %
Consumer Discretionary	$10,931	$15,250	$4,319	$—	$4,319	39.5%
Consumer Staples	17,244	39,656	22,412	—	22,412	130.0%
Energy	7,434	17,599	10,165	—	10,165	136.7%
Financials	26,994	54,440	27,446	—	27,446	101.7%
Healthcare	9,216	27,053	17,837	—	17,837	193.5%
Industrials	16,844	37,306	20,462	—	20,462	121.5%
Materials	9,659	14,675	5,016	—	5,016	51.9%
Information Technology	9,289	13,865	4,576	—	4,576	49.3%
Telecommunications	8,878	13,670	4,792	—	4,792	54.0%
Utilities	40,252	56,789	16,558	(21)	16,537	41.1%
Private Investments	7,111	7,111	—	—	—	0.0%

	$163,852	$297,414	$133,583	$(21)	$133,562	81.5%

(1)	Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of June 30, 2004. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses
Segmented by Type and Period of Continuous
Unrealized Loss at June 30, 2004

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total
U.S Government
Fair value	$12,762	$0	$12,762
Cost or Amortized Cost	12,997	0	12,997

Unrealized Loss	(235)	(0)	(235)
Corporate
Fair value	$338,815	$31,981	$370,796
Cost or Amortized Cost	349,988	34,492	384,480

Unrealized Loss	(11,173)	(2,511)	(13,684)
States, political subdivisions & revenues
Fair value	$155,169	$3,666	$158,835
Cost or Amortized Cost	158,361	3,854	162,215

Unrealized Loss	(3,192)	(188)	(3,380)
Subtotal, debt securities
Fair value	$506,746	$35,647	$542,393
Cost or Amortized Cost	521,346	38,346	559,692

Unrealized Loss	(14,600)	(2,699)	(17,299)
Common Stock
Fair value	$1,315	$0	$1,315
Cost or Amortized Cost	1,336	0	1,336

Unrealized Loss	(21)	(0)	(21)
Total
Fair value	$508,061	$35,647	$543,708
Cost or Amortized Cost	522,682	38,346	561,028

Unrealized Loss	(14,621)	(2,699)	(17,320)

The following table shows the composition of the fixed income securities in loss positions at June 30, 2004 by NAIC rating and the generally equivalent S&P and Moody’s ratings. Not all of the securities are rated by S&P and/or Moody’s.

NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Mkt. Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$498,976	$483,938	$(15,038)	86.9%
2	BBB	Baa	$60,716	$58,455	$(2,261)	13.1%
3	BB	Ba	$—	$—	$—	0%
4	B	B	$—	$—	$—	0%
5	CCC or lower	Caa or Lower	$—	$—	$—	0%
6			$—	$—	$—	0%

		Total	$559,692	$542,393	$(17,299)	100%

As of June 30, 2004, we held no equity or fixed income securities that individually had an unrealized loss greater than 12%. As of June 30, 2004, we held one common stock position that was in an unrealized loss position. The total unrealized loss on this security was $21,000. This security has been in an unrealized loss position for less than six months.

The fixed income portfolio contained 254 positions at a loss as of June 30, 2004. Of these 254 securities, 13 have been in an unrealized loss position for more than 12 consecutive months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. After a lengthy period of downward pressure on medium and long-term interest rates, this trend started to reverse in June 2003. This upward trend in interest rates created unrealized losses for many fixed income investors. As interest rates rise, the prices of many of the fixed income securities in our portfolio will decline, generating increasing levels of unrealized losses. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first half of 2004 and 2003 was 29%. Effective rates are dependent upon components of pretax earnings and the related tax effects. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first half of 2004 and 2003 as a result of the following:

	2004		2003
	Amount	%	Amount	%
Provision for income taxes at the
Statutory rate of 35%	$17,435,792	35%	$14,717,784	35%
Increase (reduction) in taxes
resulting from:
Tax exempt interest income	(2,422,015)	(5)%	(1,994,358)	(5%)
Dividends received deduction	(798,713)	(2)%	(751,997)	(2%)
Dividends paid deduction	(172,207)	—	(150,409)	—
Other items, net	463,075	1%	401,986	1%

Total tax expense	$14,505,932	29%	$12,223,006	29%

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

Cash flows from operating activities increased during the first half of 2004 compared to last year, primarily due to timing of premium receipts, reinsurance deposits and certain reinsurance recoveries. On a full-year 2004 basis, we expect operating cash flow to track favorably with the prior two years. The following table summarizes these cash flows for the six month periods ended June 30, 2004 and 2003.

(in thousands)	2004	2003
Cash flows from operating activities	$97,045	$47,660
Cash flows from investing activities	$(91,687)	$(48,241)
Cash flows from (used in) financing activities	$(5,358)	$581
Total	$—	$—

Our largest contractual obligation relates to long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95%. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. As of June 30, 2004, we were party to seven reverse repurchase agreements (short-term debt) totaling $47.1 million. We are not party to any off-balance sheet arrangements.

At June 30, 2004, we had short-term investments, cash and other investments maturing within one year, of approximately $89.5 million and additional investments of $337.3 maturing within five years. We maintain a $40.0 million revolving line of credit with two financial institutions. The facility has a three-year term that expires on May 31, 2005. As of June 30, 2004, no amounts were outstanding on this facility.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2004, our portfolio had a book value of $1.4 billion. Invested assets at June 30, 2004, increased by $83.0 million, or 6%, from December 31, 2003.

We regularly evaluate our asset allocation among stocks and bonds, and may choose to invest new cash into stocks in the future. As of June 30, 2004, our fixed-income portfolio had the following rating distribution:

Treasuries
AAA Agencies
AAA	62%
AA	15%
A	16%
BBB	7%

Total	100%

As of June 30, 2004, the average duration of our fixed income portfolio was 5.0 years. Our fixed-income portfolio remained well diversified, with 630 individual issues as of June 30, 2004. During the first six months of 2004, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was negative 0.1%.

In addition, at June 30, 2004, our equity portfolio had a value of $297.4 million, all of which is classified as available-for-sale and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. We also maintain an investment in an index mutual fund that invests in publicly traded real estate investment trust (REITs). These investments are owned by our holding company, RLI Corp., and were valued at $16.1 million as of June 30, 2004. The strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transactional costs and taxes.

As of June 30, 2004, our portfolio had a dividend yield of 2.9% compared to 1.6% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 108 equity securities. During the first half of 2004, the total return on our equity portfolio on a mark-to-market basis was 3.6%.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2004, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $47.1 million in reverse repurchase debt agreements with maturities from zero to nine months (short-term debt), and $569.7 million of shareholders’ equity. Debt outstanding comprised 20.5% of total capital as of June 30, 2004.

Our 112th consecutive dividend payment was declared in the second quarter of 2004 and paid on July 15, 2004, in the amount of $0.13 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 191st of more than 11,000 U.S. public companies in dividend growth over the last decade.

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

Interest and fees on debt obligations increased to $3.4 million for the first half of 2004, an increase of $3.0 million from the same period in 2003. The increased expense is the result of the December 12, 2003 issuance of $100 million in senior notes at an effective rate of 6.02%. As of June 30, 2004, outstanding debt balances totaled $147.1 million, compared to $49.0 million at June 30, 2003. The June 30, 2004 debt balance is comprised of the $100 million in senior notes and $47.1 million in reverse repurchase agreements. The June 30, 2003 balance of $49.0 million consisted only of reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the three month periods ended June 30, 2004 and 2003:

	2004	2003

Line of Credit	NA	2.55%
Reverse repurchase agreements	1.32%	1.57%

Total short-term debt	1.32%	1.81%
Senior Notes	6.02%	NA

Total Debt	4.54%	1.81%

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Consolidated gross revenues, as displayed in the table that follows, totaled $214.9 million for the second quarter of 2004 compared to $202.9 million for the same period in 2003.

	For the Three-Month Period
	Ended June 30,
Gross revenues (in thousands)	2004	2003

Gross premiums written	$199,643	$190,084
Net investment income	13,362	10,890
Net realized investment gains	1,887	1,943

Total gross sales	$214,892	$202,917

Gross premium writings of the Group improved 5% over 2003 levels fueled by growth in the casualty segment, where market conditions remain firm. Net investment income improved 23% to $13.4 million, due to increased cash flows from operations and the infusion of new capital from the December 2003 bond offering.

Consolidated net revenue for the second quarter of 2004 increased $15.7 million or 12% from the same period in 2003. Net premiums earned, the main driver of this measurement, increased $13.3 million or 12%, benefiting from the significant momentum gained from last year’s premium volume growth and increased retentions.

Net after-tax earnings for the second quarter of 2004 totaled $18.4 million, $0.71 per diluted share, compared to $15.4 million, $0.60 per diluted share, for the same period in 2003. Improved underwriting income in all three segments, coupled with growth in investment income, favorably impacted 2004 earnings.

Results for the second quarter of 2004 include realized gains of $1.9 million, $0.05 per diluted share, equaling last year’s posting.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, were negatively impacted by the rising interest rate environment and the volatility experienced in the bond market during the second quarter of 2004. Comprehensive loss for the second quarter of 2004 totaled $3.6 million, $0.14 per diluted share, compared to comprehensive earnings of $40.7 million, $1.58 per diluted share, for the same period in 2003. Unrealized losses, net of tax, for the second quarter of 2004 were $22.0 million, $0.85 per diluted share. Unrealized losses were driven by the bond portfolio, which experienced $22.9 million in unrealized losses, net of tax, for the second quarter of 2004. During the second quarter of 2003, we experienced unrealized gains, net of tax, of $25.3 million, $0.98 per diluted share, as the equity and bond markets rallied.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased 5% to $199.6 million for the second quarter of 2004, as the casualty segment continued to experience a favorable rate environment and the surety segment posted improved writings. Underwriting income improved to a pre-tax profit of $11.8 million for the second quarter of 2004, compared to $7.4 million for the same period in 2003. The GAAP combined ratio declined to 90.7 for the second quarter of 2004, as all three segments posted improvements.

	For the Three-Month Period
	Ended June 30,
Gross premiums written (in thousands)	2004	2003
Property	$52,321	$52,425
Casualty	132,289	124,750
Surety	15,033	12,909

Total	$199,643	$190,084

Underwriting profits (losses) (in thousands)
Property	$8,184	$7,663
Casualty	3,696	1,178
Surety	(101)	(1,411)

Total	$11,779	$7,430

Combined ratio
Property	66.1	71.5
Casualty	95.9	98.5
Surety	100.8	112.0

Total	90.7	93.4

Gross premiums written for the Group’s property segment was flat for the quarter at $52.3 million. Premiums increased on our construction business, where the rate environment remained stable and new opportunities were available. Construction’s growth served to offset the declines experienced in commercial fire and California earthquake, where competitive pressures continued to impact premium volume. Net premiums earned declined in the quarter, primarily due to the continued decline of California earthquake writings, coupled with the purchase of additional catastrophe protection and other reinsurance cessions designed to reduce our overall earthquake exposure. Underwriting profit for the property segment was $8.2 million for the second quarter of 2004, compared to $7.7 million for the same period in 2003. The GAAP combined ratio decreased to 66.1 compared to 71.5 for the same period last year. Improved earnings on construction business during the quarter accounted for these changes.

The casualty segment posted gross premiums written of $132.3 million for the second quarter of 2004, up $7.5 million, or 6%, from 2003. Growth initiatives and a continued favorable rate environment contributed to growth in general liability and umbrella, where premiums advanced $10.9 million and $3.1 million, respectively. Partially offsetting these increases, premiums written on executive products are off nearly 50% as competition has increased and rates have declined significantly. We continue to adhere to tight underwriting standards on this business, which has resulted in the loss of several accounts. The casualty segment posted an underwriting profit of $3.7 million for the second quarter of 2004, compared to profits of $1.2 million last year. These results translate into a combined ratio of 95.9 for the second quarter of 2004 versus 98.5 for the same period in 2003. A shift in mix of business toward products with lower loss ratios has resulted in a drop of over 3 points in loss ratio and has accounted for the majority of this improvement.

Gross premiums written for the surety segment totaled $15.0 million for the second quarter of 2004, up $2.1 million, or 16%, from the same period in 2003. This increase reverses a trend of declining premiums. Premium growth occurred in commercial and energy business, areas that have traditionally posted profits. Partially offsetting this improvement, gross writings on contract surety were down 14% due to the continuation of tighter underwriting standards. The surety book reported an underwriting loss of $101,000 for the second quarter of 2004, compared to an underwriting loss of $1.4 million for the same period in 2003. 2003 results were impacted by adverse loss experience on contract bonds written in 2002 and prior. The combined ratio for the surety segment totaled 100.8 in 2004, versus 112.0 for the same period in 2003, as loss experience improved significantly.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $13.4 million during the second quarter of 2004, an increase of 22.7% over that reported for the same period in 2003. The improvement in income is due to increased cash flow from operating and financing activities allocated to the investment portfolio. On an after-tax basis, investment income increased by 20.6%.

Yields on our fixed income investments for the second quarter of 2004 and 2003 are as follows:

Pretax Yield	2Q 2004	2Q 2003
Taxable	4.86%	5.31%
Tax-Exempt	4.12%	4.53%

After-tax yield

Taxable	3.16%	3.45%
Tax-Exempt	3.90%	4.29%

In the second quarter of 2004, compared to the second quarter of 2003, the average after-tax yield of the fixed-income portfolio decreased slightly due to decreases in both taxable and tax-exempt yields on new purchases. The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to the continued growth in operational cash flow and the investment of the proceeds from our December 2003 debt offering.

We recorded a gain of $307,000 in net investment income during the second quarter of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that we recognize the change in fair value of stock warrants received with the purchase of a note receivable. This compares to income of $513,000 recognized in the second quarter of 2003. We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment. This formula is based on the investee’s book value, the volume of mortgages originated and profitability. Income in the second quarter of 2004 was lower than the second quarter of 2003 due to reduced mortgage origination volume as a result of reduced demand for refinance loans.

We realized a total of $1.9 million in capital gains in the second quarter of 2004, in line with gains experienced in the second quarter of 2003.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the second quarters of 2004 or 2003.

INCOME TAXES

The Company’s effective tax rate for the second quarter of 2004 was 29%, compared to 28% for the same period in 2003. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2004 and 2003 as a result of the following:

	2004		2003
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$9,112,663	35%	$7,523,055	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,235,051)	(5)%	(1,048,605)	(5)%
Dividends received deduction	(390,458)	(2)%	(372,917)	(2)%
Dividends paid deduction	(88,120)	—	(69,440)	—
Other items, net	270,042	1%	70,275	—

Total tax expense	$7,669,076	29%	$6,102,368	28%

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

Our market risk exposures at June 30, 2004, have not materially changed from those identified in our 2003 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – There were no changes during the quarter.

Item 2.	Change in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders At the May 6, 2004 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
Richard H. Blum	21,763,196	409,051
F. Lynn McPheeters	19,876,299	2,295,949
Gerald D. Stephens	21,875,577	296,671
Robert O. Viets	19,882,274	2,289,974

        Continuing directors of the Company were: John T. Baily, William R. Keane, Gerald I. Lenrow and Edwin S. Overman whose terms expire in 2005, and Charles Linke, Jonathan E. Michael, and Edward F. Sutkowski, whose terms expire in 2006.

        Non-employee Directors’ Stock Plan

Votes Cast
For	Against	Abstain
16,763,629	2,890,921	847,510

Item 5.	Other Information – Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On April 15, 2004, the Company filed a report on Form 8-K which furnished a copy of its press release announcing the financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville

Joseph E. Dondanville Sr. Vice President, Chief Financial Officer (Duly authorized and Principal Financial and Accounting Officer)
Date: July 23, 2004