Form 10-Q
period 2004-09-30
RLI CORP
filed 2004-10-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒                   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 18, 2004 the number of shares outstanding of the registrant’s Common Stock was 25,262,293.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period Ended September 30,
(Unaudited)	2004	2003

Net premiums earned	$128,017,839	$118,953,696
Net investment income	13,653,889	11,205,067
Net realized investment gains	4,902,803	8,970,646
	146,574,531	139,129,409
Losses and settlement expenses	95,578,156	73,271,740
Policy acquisition costs	32,770,650	30,314,044
Insurance operating expenses	6,797,003	6,754,906
Interest expense on debt	1,722,352	146,441
General corporate expenses	1,075,003	821,571
	137,943,164	111,308,702
Equity in earnings of uncons. investee	1,294,020	1,623,632
Earnings before income taxes	9,925,387	29,444,339
Income tax expense	1,670,003	4,075,019
Net earnings	$8,255,384	$25,369,320

Other comprehensive earnings (loss),net of tax	13,087,557	(7,583,532)
Comprehensive earnings	$21,342,941	$17,785,788

Earnings per share:
Basic:

Basic net earnings per share	$0.33	$1.01
Basic comprehensive earnings per share	$0.85	$0.71

Diluted:

Diluted net earnings per share	$0.32	$0.98
Diluted comprehensive earnings per share	$0.82	$0.69

Weighted average number of common shares outstanding
Basic	25,227,770	25,126,924
Diluted	26,063,979	25,921,958

Cash dividends declared per common share	$0.13	$0.10

The accompanying notes are an integral part of the financial statements.

	For the Nine-Month Period Ended September 30,
(Unaudited)	2004	2003

Net premiums earned	$380,792,244	$341,725,342
Net investment income	39,330,580	32,755,092
Net realized investment gains	9,225,878	11,322,861
	429,348,702	385,803,295
Losses and settlement expenses	244,363,479	206,798,410
Policy acquisition costs	99,595,577	88,624,737
Insurance operating expenses	21,361,723	20,587,186
Interest expense on debt	5,128,325	593,169
General corporate expenses	3,524,159	2,870,921
	373,973,263	319,474,423
Equity in earnings of uncons. investee	4,366,496	5,166,277
Earnings before income taxes	59,741,935	71,495,149
Income tax expense	16,175,935	16,298,025
Net earnings	$43,566,000	$55,197,124

Other comprehensive earnings (loss),net of tax	(1,306,258)	12,316,686
Comprehensive earnings	$42,259,742	$67,513,810

Earnings per share:
Basic:

Basic net earnings per share	$1.73	$2.20
Basic comprehensive earnings per share	$1.68	$2.69

Diluted:

Diluted net earnings per share	$1.67	$2.14
Diluted comprehensive earnings per share	$1.62	$2.62

Weighted average number of common shares outstanding
Basic	25,200,558	25,107,405
Diluted	26,072,391	25,793,093

Cash dividends declared per common share	$0.37	$0.29

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

	September 30 2004	December 31 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost	$162,469,149	$180,700,429
Trading, at fair value	10,493,651	8,405,629
Available-for-sale, at fair value	974,452,162	835,229,109
Equity securities, at fair value	301,213,242	276,021,362
Short-term investments, at cost	105,654,099	33,003,709
Total investments	1,554,282,303	1,333,360,238
Accrued investment income	14,477,498	12,914,660
Premiums and reinsurance balances receivable	141,834,181	152,859,640
Ceded unearned premium	102,940,702	101,748,341
Reinsurance balances recoverable on unpaid losses	429,868,452	372,047,884
Deferred policy acquisition costs	68,979,827	63,737,449
Property and equipment	17,894,198	18,615,651
Investment in unconsolidated investee	35,271,237	30,683,166
Goodwill and indefinite-lived intangibles	26,214,491	26,214,491
Other assets	3,306,893	22,182,273
TOTAL ASSETS	$2,395,069,782	$2,134,363,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,086,493,119	$903,440,601
Unearned premiums	378,348,427	367,642,210
Reinsurance balances payable	79,623,088	92,382,139
Notes payable, short-term debt	46,617,500	47,560,000
Income taxes-current	12,797,558	7,151,884
Income taxes-deferred	31,885,787	38,818,180
Bonds payable, long-term debt	100,000,000	100,000,000
Other liabilities	71,695,668	23,234,578
TOTAL LIABILITIES	1,807,461,147	1,580,229,592

Shareholders’ Equity
Common stock ($1 par value) (31,055,046 shares issued at 9/30/04) (30,957,837 shares issued at 12/31/03)	31,055,046	30,957,837
Paid-in Capital	180,143,946	179,683,913
Accumulated other comprehensive earnings	96,392,549	97,698,805
Retained Earnings	361,041,846	326,808,157
Deferred compensation	6,639,621	6,069,534
Less: Treasury shares at cost (5,792,753 shares at 9/30/04) (5,792,487 shares at 12/31/03)	(87,664,373)	(87,084,045)
TOTAL SHAREHOLDERS’ EQUITY	587,608,635	554,134,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,395,069,782	$2,134,363,793

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period Ended September 30,
	2004	2003
Net cash provided by operating activities	$175,317,435	$149,828,290
Cash Flows from Investing Activities
Investments purchased	(339,646,570)	(366,777,772)
Investments sold	125,680,801	175,104,977
Investments called or matured	71,185,856	44,541,962
Net proceeds from sale of insurance shell	0	5,100,000
Net increase in short term investments	(23,271,026)	(3,694,641)
Changes in notes receivable	1,500,000	1,500,000
Net property and equipment purchased	(1,554,565)	(3,199,574)
Net cash used in investing activities	(166,105,504)	(147,425,048)

Cash Flows from Financing Activities
Cash dividends paid	(8,816,432)	(6,994,044)
Payments on debt	(1,057,500)	(6,500,000)
Proceeds from issuance of debt	115,000	426,500
Proceeds from issuance of common stock	0	10,047,504
Stock option plan share issuance	557,242	638,839
Treasury shares purchased	(10,241)	(22,041)
Net cash used in financing activities	(9,211,931)	(2,403,242)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at September 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of a full year.

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

	For the Nine-Month Period Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$43,566,000	25,200,558	$1.73

Effect of Dilutive Securities
Incentive Stock Options	—	871,833

Diluted EPS
Income available to common stockholders	$43,566,000	26,072,391	$1.67

	For the Nine-Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$55,197,124	25,107,405	$2.20

Effect of Dilutive Securities
Incentive Stock Options	—	685,688

Diluted EPS
Income available to common stockholders	$55,197,124	25,793,093	$2.14

Other Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation” and provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amended the disclosure requirements of SFAS 123, requiring more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The provisions for interim-period disclosures are summarized in the following stock based compensation section.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Nine-Month Period Ended September 30,
	2004	2003
Net income, as reported	$43,566,000	$55,197,124
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(1,465,663)	(1,256,847)

Pro forma net income	$42,100,337	$53,940,277

Earnings per share:
Basic – as reported	$1.73	$2.20
Basic – pro forma	$1.67	$2.15

Diluted – as reported	$1.67	$2.14
Diluted – pro forma	$1.61	$2.09

	For the Three-Month Period Ended September 30,
	2004	2003
Net income, as reported	$8,255,384	$25,369,320
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(491,814)	(424,468)

Pro forma net income	$7,763,570	$24,944,852

Earnings per share:
Basic – as reported	$0.33	$1.01
Basic – pro forma	$0.31	$0.99

Diluted – as reported	$0.32	$0.98
Diluted – pro forma	$0.30	$0.96

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options vest over several years and additional awards may be granted in the future.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004.  As a result, we expensed the entire unrecognized service cost as of December 31, 2003.  The plan was also closed to new participants after December 31, 2003.  Participants’ benefits may increase in the future based on changes in their final average earnings.  Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings.  The table below represents the various components of pension expense for the nine month periods ended September 30, 2004 and 2003.

Pension Expense (in thousands)	2004	2003
Service Cost	$—	$1,035
Interest Cost	537	537
Expected Return on Assets	(588)	(522)
Prior Service Cost	—	27
Recognition of Transition Asset	(3)	(26)
Recognition of (Gains)/Losses	354	444
Net Periodic Cost	$300	$1,495
Estimated Settlement Losses	375	—
Total Pension Cost	$675	$1,495

The decline in pension expense is reflective of the amendment to freeze benefit accruals and the closing of the plan to new participants.  The ERISA required minimum contribution during the fiscal year ending December 31, 2004, is $0. We have not decided whether to contribute any amount in excess of this.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at September 30, 2004 and December 31, 2003.  Impairment testing was performed during the second quarter of 2004, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $1.2 million for the first nine months of 2004, compared to $502,000 for the same period last year. Amortization expense in 2004 includes $674,000 of additional expense recorded, pursuant to our review of the recoverability of the definite-lived intangible asset relating to contract surety. Definite-lived intangibles are subject to review for impairment pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that we review our long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. While results for contract surety have improved, the improvement has not been as rapid as anticipated. In accordance with SFAS 144, we compared the asset’s projected undiscounted cash flows, over its remaining useful life, to its current carrying value. We performed this evaluation in June, which indicated that $307,000 of the current carrying value was not recoverable. We recorded $307,000 of additional amortization expense to reflect this write down in June.  In September, we performed a similar review of this asset and determined that the remaining asset was impaired.  As a result, we recorded  $367,000 of additional amortization expense to reflect this write down.  Subsequent to this adjustment, this asset has a carrying value of $0. At September 30, 2004, net intangible assets totaled $1.1 million, net of $4.6 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine-month and three-month periods ended September 30, 2004 and 2003 is presented below.

	For the Nine-Month Periods Ended September 30,
SEGMENT DATA (in thousands)	EARNINGS		REVENUES
	2004	2003	2004	2003
Property	$9,926	$26,866	$73,458	$82,088
Casualty	5,633	3,410	271,731	224,271
Surety	(88)	(4,561)	35,603	35,366
Net investment income	39,331	32,755	39,331	32,755
Realized gains	9,226	11,323	9,226	11,323
General corporate expense and interest on debt	(8,652)	(3,464)
Equity in earnings of unconsolidated investee	4,366	5,166
Total segment earnings before income taxes	$59,742	$71,495
Income taxes	16,176	16,298

Total	$43,566	$55,197	$429,349	$385,803

	For the Three-Month Periods Ended September 30,
SEGMENT DATA (in thousands)	EARNINGS		REVENUES
	2004	2003	2004	2003
Property	$(6,203)	$7,923	$23,951	$27,959
Casualty	(964)	2,047	91,879	79,766
Surety	39	(1,357)	12,188	11,228
Net investment income	13,654	11,205	13,654	11,205
Realized gains	4,903	8,971	4,903	8,971
General corporate expense and interest on debt	(2,798)	(968)
Equity in earnings of unconsolidated investee	1,294	1,623
Total segment earnings before income taxes	$9,925	$29,444
Income taxes	1,670	4,075

Total	$8,255	$25,369	$146,575	$139,129

Segment results for 2004 were adversely impacted by the combined effects of four hurricanes making landfall in the Southeastern U.S. during the third quarter.  We recorded $19.0 million in pre-tax underwriting losses from Hurricanes Charley, Frances, Ivan and Jeanne.  These losses impacted both the property and casualty segments.  Property results include $13.0 million in pre-tax hurricane losses, while casualty results include $6.0 million in pre-tax losses.  Hurricane losses recorded include actual reported claims as well as some reserve estimates.  The process of adjusting these claims started with our proactive efforts to contact all policyholders that may have been in the path of any of these storms.  Losses recorded to date include all known claims, as well as reserves for unreported losses and potential development on existing losses.  These estimates are subject to the risks inherent in the reserving process.  A further discussion of the risks surrounding the reserving process can be found in the critical accounting policy discussion on page 16 of this document.

The following table further summarizes revenues by major product type within each segment:

	For the Nine-Month Period Ended September 30,
(in thousands)	2004	2003
Property
Commercial property	$68,146	$76,724
Homeowners/residential property	5,312	5,364
Total	$73,458	$82,088

Casualty
General liability	$129,287	$92,800
Specialty program business	35,488	38,846
Commercial transportation	41,512	37,277
Commercial and personal umbrella	39,361	30,748
Executive products	10,373	9,810
Other	15,710	14,790
Total	$271,731	$224,271

Surety	$35,603	$35,366
Grand Total	$380,792	$341,725

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

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks and has accounted for approximately 89% of our consolidated revenue for the first nine months of 2004 and 2003.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect on net earnings. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other inland marine coverages and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 29% of 2004’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated gross revenues, as displayed in the table that follows, totaled $622.7 million for the first nine months of 2004 compared to $602.1 million for the same period in 2003.

	For the Nine-Month Period Ended September 30,
Gross revenues (in thousands)	2004	2003

Gross premiums written	$574,093	$558,037
Net investment income	39,331	32,755
Net realized investment gains	9,226	11,323
Total gross revenues	$622,650	$602,115

Gross premium writings of the Group improved 3% over 2003 levels due to growth in certain casualty products.  Net investment income improved 20% to $39.3 million. This growth is attributable to increased cash flows from operations and the infusion of new capital from the December 2003 bond offering.  Additionally, the sale of certain securities during the first nine months of 2004 resulted in the recognition of $9.2 million in realized gains.

Consolidated net revenue for the first nine months of 2004 increased $43.5 million, or 11%, from the same period in 2003. Net premiums earned, the main driver of this measurement, jumped 11%, benefiting from increased retentions in certain product lines and the momentum gained from last year’s written premium growth in the casualty segment.

Net after-tax earnings for the first nine months of 2004 totaled $43.6 million, $1.67 per diluted share, compared to $55.2 million, $2.14 per diluted share, for the same period in 2003.  2004’s results were adversely impacted by the combined effects of four hurricanes making landfall in the Southeastern U.S. during the third quarter.  Cumulative after-tax losses recorded from Hurricanes Charley, Frances, Ivan and Jeanne totaled $12.4 million, $0.47 per diluted share.

Results for the first nine months of 2004 include realized gains of $9.2 million, $0.23 per diluted share, compared to $11.3 million, $0.47 per diluted share for the same period last year.  Results for the first nine months of 2003 include a realized gain of $3.4 million, $0.13 per diluted share, related to the sale of an insurance company shell, which was completed on July 1, 2003.  Additionally, we recognized a $3.5 million, $0.14 per diluted share, tax benefit from the sale of the insurance company shell.  Excluding the sale of the shell, all other realized investment gains totaled $7.9 million, $0.20 per diluted share, for the first nine months of 2003.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $42.3 million, $1.62 per diluted share, for the first nine months of 2004, compared to comprehensive earnings of $67.5 million, $2.62 per diluted share, for the same period in 2003. Unrealized losses, net of tax, for the first nine months of 2004 were $1.3 million, $0.05 per diluted share, compared to unrealized gains of $12.3 million, $0.48 per diluted share, for the same period in 2003.  2004 results were negatively impacted by the rising interest rate environment and volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group increased to $574.1 million for the first nine months of 2004, compared to $558.0 million reported for the same period in 2003.  Improved pricing and various growth initiatives in certain casualty and surety products positively impacted gross premiums written.  Gross writings for the property segment declined 5%, due to a continued trend of rate softening and increased competition.  Underwriting income declined to a pre-tax profit of $15.5 million for the first nine months of 2004, compared to $25.7 million for the same period in 2003.  Results for 2004 were adversely impacted by $19.0 million in pre-tax losses from Hurricanes Charley, Frances, Ivan and Jeanne.  The GAAP combined ratio totaled 96.0 for the first nine months of 2004, compared to 92.5 for the same period in 2003.  The Group’s loss ratio increased to 64.2 for 2004, compared to 60.5 for 2003, reflective of the losses incurred for the four hurricanes.

	For the Nine-Month Period Ended September 30,
	2004	2003
Gross premiums written (in thousands)
Property	$141,997	$148,938
Casualty	389,220	368,787
Surety	42,876	40,312
Total	$574,093	$558,037

Underwriting profits (losses) (in thousands)
Property	$9,926	$26,866
Casualty	5,633	3,410
Surety	(88)	(4,561)
Total	$15,471	$25,715

Combined ratio
Property	86.4	67.3
Casualty	97.9	98.4
Surety	100.2	112.8
Total	96.0	92.5

Gross premiums written for the Group’s property segment decreased $6.9 million, or 5% from the same period last year.  For the first nine months of 2004, gross property premiums totaled $142.0 million.  Rate softening, which began in 2003 continued during 2004 in our domestic fire and California earthquake business.  Increased competition and market capacity continue to drive down pricing. Net premiums written and net premiums earned declined 9% and 11%, respectively, in 2004, driven primarily by the continued decline in California earthquake writings, coupled with the purchase of additional catastrophe protection and other reinsurance cessions designed to reduce our overall earthquake exposure.  Underwriting profit for the property segment was $9.9 million for the first nine months of 2004, compared to $26.9 million for the same period in 2003.  Underwriting income for the segment was adversely impacted by $13.0 million in pre-tax losses from the four hurricanes.  These results translate into a GAAP combined ratio of 86.4 in 2004, compared to 67.3 for the same period last year.  The loss ratio, at 49.8, increased from last year’s posting, as hurricane losses added 17.7 points to 2004’s result.  The expense ratio, at 36.6, advanced 2.9 points from last year’s posting, reflective of the decline in net premiums relative to the fixed nature of certain expenses and reinsurance costs.

The casualty segment posted gross premiums written of $389.2 million for the first nine months of 2004, up $20.4 million, or 6%, from 2003.  Premium growth is coming from our general liability, umbrella, and transportation products.  General liability writings advanced $26.0 million, while umbrella was up $9.3 million and transportation advanced $5.6 million.  While we are seeing signs of rates beginning to flatten on these products, particularly in general liability, the rate environment has been favorable for most of 2004.  We continue to remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.  The result of increased competition and an adherence to tight underwriting standards has resulted in the loss of some accounts, particularly in executive products, where rates have declined 25-50%, and in specialty program business.  The casualty segment posted an underwriting profit of $5.6 million, compared to a profit of $3.4 million for the same period last year. While improved from 2003’s posting, casualty results were adversely impacted by $6.0 million hurricane losses experienced on our specialty program business.  Specialty program business includes package policies underwritten on service station businesses, which incurred losses as a result of the four hurricanes.  These results translate into a combined ratio of 97.9 for the first nine months of 2004 versus 98.4 for the same period in 2003.  Despite $6.0 million in hurricane losses, the loss ratio improved 0.8 points to 71.3, due to a shift in mix of business toward products with lower loss ratios.  The expense ratio, at 26.6, remained flat.

The surety segment posted gross premiums written of $42.9 million for the first nine months of 2004, up 6% from 2003’s $40.3 million.  Premium growth came from commercial, miscellaneous and energy business, areas that have traditionally posted profits. Partially offsetting this growth, gross writings on contract surety were down 20% due to the continuation of tighter underwriting standards.  We are encouraged by the improvement in underwriting results during the first nine months of 2004, as the segment posted near breakeven results.  Underwriting loss for the first nine months of 2004 totaled $88,000, compared to a loss of $4.6 million during 2003. Results in 2003 were impacted by adverse loss experience on contract bonds written in 2002 and prior.  The combined ratio for the surety segment totaled 100.2 in 2004, versus 112.8 for the same period in 2003. The segment’s loss ratio was 39.1 for 2004, compared to 49.2 for 2003, reflective of the decline in claim frequency, particularly on the contract book. During 2004, reviews of the intangible asset relating to contract surety indicated the asset was not recoverable.  As a result, we recorded $674,000 of additional amortization expense(impairment).  Despite this expense addition, the overall surety expense ratio improved 2.5 points to 61.1, compared to 63.6 in 2003, as reinsurance costs have declined and premium volume has advanced.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found on page 23 of our 2003 Annual Report on Form 10K.  There have not been any significant changes or new information as of the first nine months of 2004.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2004, net investment income increased by 20.1% over that reported for the same period in 2003.  The improvement in income is due to increased cash flow from operating and financing activities allocated to the investment portfolio. On an after-tax basis, investment income increased by 20.2%. Operating cash flows were $175.3 million in the first nine months of 2004, up from $149.8 million reported for the same period in 2003. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised primarily of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments were as follows for the first nine months of 2004 and 2003.

Pretax Yield	2004	2003
Taxable	4.89%	5.16%
Tax-Exempt	4.08%	4.34%
After-tax yield
Taxable	3.18%	3.35%
Tax-Exempt	3.87%	4.11%

During the first nine months of 2004, the average after-tax yield of the fixed-income portfolio decreased slightly due to decreases in both taxable and tax-exempt yields on new purchases. The decline in yields is primarily due to fluctuations in interest rates and the subsequent reinvestment of called and matured bonds at lower yields. Despite the lower yields, the overall impact on investment income has been limited due to the continued growth in operational cash flow and the investment of the proceeds from our December 2003 debt offering.

The fixed-income portfolio increased by $123.1 million during the first nine months of 2004. This portfolio had a tax-adjusted total return on a mark-to-market basis of 3.58%. Our equity portfolio increased by $25.2 million during the nine months of 2004, to $301.2 million. The equity portfolio had a total return of 4.5% during the first nine months of 2004.  During the second quarter of 2004, we invested in an index mutual fund that invests in publicly traded real estate investment trusts (REITs).  The purpose of this investment was to further diversify our equity portfolio in an attempt to improve long-term risk adjusted returns.  These investments were made at our holding company, RLI Corp. and were valued at $20.7 million at September 30, 2004.

We maintain an equity investment in a private mortgage banking company. As of September 30, 2004, our equity investment, which consisted of common shares and warrants to acquire common shares, had a carrying value and estimated market value of $6.9 million. We recorded a gain of $90,000 in net investment income during the first nine months of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that we recognize the change in fair value of stock warrants received with the purchase of a note receivable. This compares to income of $2.0 million recognized in the first nine months of 2003. We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment. This formula is based on the investee’s book value, the volume of mortgages originated and profitability.  Income in 2004 was negatively impacted by reduced mortgage origination volume as a result of reduced demand for refinance loans.

We realized a total of $9.2 million in capital gains in the first nine months of 2004, compared to capital gains of $11.3 million in the first nine months of 2003. The decrease in net realized gains is due in part to the timing of the sale of individual securities.  Additionally, 2003 results included $3.4 million in realized gains from the sale of an insurance company shell.

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

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2004, including market value, cost basis, and unrealized gains and losses.

(dollars in thousands)	Cost Basis	9/30/04 Mkt Value	Gross Unrealized		Net	Unrealized Gain/Loss% (1)
			Gains	Losses
Consumer Discretionary	$14,437	$17,893	$3,639	$(183)	$3,456	23.9%
Consumer Staples	16,668	36,069	19,401	—	19,401	116.4%
Energy	7,434	19,390	11,956	—	11,956	160.8%
Financials	31,514	61,068	29,667	(113)	29,554	93.8%
Healthcare	8,925	23,854	14,929	—	14,929	167.3%
Industrials	15,707	33,230	17,523	—	17,523	111.6%
Materials	11,711	16,782	5,071	—	5,071	43.3%
Information Technology	9,851	12,482	2,964	(333)	2,631	26.7%
Telecommunications	8,878	14,667	5,789	—	5,789	65.2%
Utilities	39,837	58,756	18,919	—	18,919	47.5%
Private Investments	7,022	7,022	—	—	—	0.0%
	$171,984	$301,213	$129,858	$(629)	$129,229	75.1%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of September 30, 2004. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2004

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$2,525	$244	$2,769
Cost or Amortized Cost	2,570	250	2,820
Unrealized Loss	(45)	(6)	(51)

Corporate
Fair value	$166,816	$46,921	$213,737
Cost or Amortized Cost	169,398	48,891	218,289
Unrealized Loss	(2,582)	(1,970)	(4,552)

States, political subdivisions & revenues
Fair value	$63,572	$3,793	$67,365
Cost or Amortized Cost	63,860	3,843	67,703
Unrealized Loss	(288)	(50)	(338)

Subtotal, debt securities
Fair value	$232,913	$50,958	$283,871
Cost or Amortized Cost	235,828	52,984	288,812
Unrealized Loss	(2,915)	(2,026)	(4,941)

Common Stock
Fair value	$4,360	$0	$4,360
Cost or Amortized Cost	4,989	0	4,989
Unrealized Loss	(629)	(0)	(629)

Total
Fair value	$237,273	$50,958	$288,231
Cost or Amortized Cost	240,817	52,984	293,801
Unrealized Loss	(3,544)	(2,026)	(5,570)

The following table shows the composition of the fixed income securities in loss positions at September 30, 2004 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Mkt. Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$253,255	$249,100	$(4,155)	84.1%
2	BBB	Baa	$32,154	$31,666	$(488)	9.9%
3	BB	Ba	$3,403	$3,105	$(298)	6.0%
4	B	B	$—	$—	$—	0%
5	CCC or lower	Caa or Lower	$—	$—	$—	0%
6			$—	$—	$—	0%
		Total	$288,812	$283,871	$(4,941)	100%

As of September 30, 2004, we held three common stock positions that were in unrealized loss positions. The total unrealized losses on these securities were $629,000. All of these securities have been in an unrealized loss position for less than six months.

The fixed income portfolio contained 115 positions at a loss as of September 30, 2004. Of these 115 securities, 18 have been in an unrealized loss position for more than 12 consecutive months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first nine months of 2004 was 27% compared to 23% for the same period of 2003. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2003 was lower due to the tax benefit associated with the sale of an insurance shell. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2004 and 2003 as a result of the following:

(in thousands)	2004		2003
	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$20,910	35%	$25,023	35%
Increase (reduction) in taxes resulting from:
Sale of insurance shell	—	—	(4,720)	(6%	)
Tax exempt interest income	(3,725)	(6%)	(3,015)	(4%	)
Dividends received deduction	(1,191)	(2%)	(1,140)	(2%	)
Dividends paid deduction	(272)	—	(226)	—
Other items, net	454	—	376	—

Total tax expense	$16,176	27%	$16,298	23%

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

Cash flows from operating activities increased during the first nine months of 2004 compared to last year, primarily due to timing of premium receipts, reinsurance deposits and certain reinsurance recoveries.  On a full-year 2004 basis, we expect operating cash flow to track favorably with the prior two years.  The following table summarizes these cash flows for the nine month periods ended September 30, 2004 and 2003.

(in thousands)	2004	2003
Cash flows from operating activities	$175,317	$149,828
Cash flows used in investing activities	$(166,105)	$(147,425)
Cash flows used in financing activities	$(9,212)	$(2,403)
Total	$—	$—

We have $100 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. As of September 30, 2004, we were party to seven reverse repurchase agreements (short-term debt) totaling $46.6 million. We are not party to any off-balance sheet arrangements.

At September 30, 2004, we had short-term investments, cash and other investments maturing within one year, of approximately $77.2 million and investments of $336.9 million maturing within five years. We maintain a $40.0 million revolving line of credit with two financial institutions. The facility has a three-year term that expires on May 31, 2005. As of September 30, 2004, no amounts were outstanding on this facility.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2004, our portfolio had a book value of $1.6 billion. Invested assets at September 30, 2004, increased by $220.8 million, or 17%, from December 31, 2003.

We regularly evaluate our asset allocation among stocks and bonds, and may choose to invest new cash into stocks in the future.  As of September 30, 2004, our fixed-income portfolio had the following rating distribution:

AAA	64.2%
AA	14.7%
A	14.1%
BBB	6.7%
BB	0.3%
Total	100.00%

As of September 30, 2004, the duration of the fixed income portfolio was 5.19 years. Our fixed-income portfolio remained well diversified, with 645 individual issues as of September 30, 2004. During the first nine months of 2004, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was 3.58%.

In addition, at September 30, 2004, our equity portfolio had a value of $301.2 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. We also maintain an investment in an index mutual fund that invests in publicly traded real estate investment trusts (REITs).  These investments are owned by our holding company RLI Corp., and were valued at $20.7 million as of September 30, 2004.  The strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transactional costs and taxes.

As of September 30, 2004, our portfolio had a dividend yield of 3.0% compared to 1.7% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 109 equity securities. During the first nine months of 2004, the total return on our equity portfolio on a mark-to-market basis was 4.5%.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2004, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $46.6 million in reverse repurchase debt agreements with maturities from zero to nine months (short-term debt), and $588 million of shareholders’ equity. Debt outstanding comprised 19.9% of total capital as of September 30, 2004.

Our 113th consecutive dividend payment was declared in the third quarter of 2004 and paid on October 15, 2004, in the amount of $0.13 per share.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 191st of more than 11,000 U.S. public companies in dividend growth over the last decade.

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

Interest and fees on debt obligations increased to $5.1 million for the first nine months of 2004, an increase of $4.5 million from the same period in 2003. The increased expense is the result of the December 12, 2003 issuance of $100 million in senior notes at an effective rate of 6.02%.  As of September 30, 2004, outstanding debt balances totaled $146.6 million, compared to $48.3 million at September 30, 2003.  The September 30, 2004 debt balance is comprised of the $100 million in senior notes and $46.6 million in reverse repurchase agreements.  The September 30, 2003 balance of $48.3 million consisted only of reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2004 and 2003:

	2004	2003
Line of Credit	NA	2.55%
Reverse repurchase agreements	1.45%	1.43%
Total short-term debt	1.56%	1.61%
Senior Notes	6.02%	NA
Total Debt	4.56%	1.61%

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated gross revenues, as displayed in the table that follows, totaled $210.1 million for the third quarter of 2004 compared to $214.2 million for the same period in 2003.

	For the Three-Month Period Ended September 30,
Gross revenues (in thousands)	2004	2003

Gross premiums written	$191,538	$194,029
Net investment income	13,654	11,205
Net realized investment gains	4,903	8,971
Total gross sales	$210,095	$214,205

Gross premium writings of the Group were down 1% from 2003, due to a decline in property writings, coupled with a slow down in growth of the casualty writings. Net investment income improved 22% to $13.7 million, due to increased cash flows from operations and the infusion of new capital from the December 2003 bond offering.

Consolidated net revenue for the third quarter of 2004 increased $7.4 million or 5% from the same period in 2003. Net premiums earned, the main driver of this measurement, increased $9.1 million or 8%, benefiting from the significant momentum gained from last year’s premium volume growth and increased retentions.

Net after-tax earnings for the third quarter of 2004 totaled $8.3 million, $0.32 per diluted share, compared to $25.4 million, $0.98 per diluted share, for the same period in 2003.  Third quarter 2004 results were adversely impacted by the combined effects of four hurricanes in the Southeastern U.S.  Cumulative after-tax losses recorded from Hurricanes Charley, Frances, Ivan and Jeanne totaled $12.4 million, $0.47 per diluted share.

Results for the third quarter of 2004 include realized gains of $4.9 million, $0.12 per diluted share, compared to $9.0 million, $0.41 per diluted share for the same period last year.  Third quarter 2003 results include a realized gain of $3.4 million, $0.13 per diluted share, related to the sale of an insurance company shell, which was completed on July 1, 2003.  Additionally, we recognized a $3.5 million, $0.14 per diluted share, tax benefit from the sale of an insurance company shell.  Excluding the sale of the shell, all other realized investment gains during the third quarter of 2003 totaled $5.6 million, $0.14 per diluted share.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, improved during the third quarter of 2004, as the bond market rallied from lows experienced early in the year. Comprehensive earnings for the third quarter of 2004 totaled $21.3 million, $0.82 per diluted share, compared to comprehensive earnings of $17.8 million, $0.69 per diluted share, for the same period in 2003. Unrealized gains, net of tax, for the third quarter of 2004 were $13.1 million, $0.50 per diluted share, primarily driven by the rally in the bond market.  During the third quarter of 2003, we experienced unrealized losses, net of tax, of $7.6 million, $0.29 per diluted share, due to volatility in the equity and bond markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group declined 1% to $191.5 million for the third quarter of 2004, as property writings continued their downward trend and growth in the casualty segment slowed.  Losses from the four hurricanes resulted in the Group posting a pre-tax underwriting loss of $7.1 million for the third quarter of 2004, compared to underwriting income of $8.6 million for the same period in 2003.  The GAAP combined ratio increased to 105.6 for the third quarter of 2004, compared to 92.8 for the same period last year, as hurricane losses added 13.1 points to third quarter 2004’s loss ratio.

	For the Three-Month Period Ended September 30,
Gross premiums written (in thousands)	2004	2003
Property	$39,857	$48,354
Casualty	136,760	131,831
Surety	14,921	13,844
Total	$191,538	$194,029

Underwriting profits (losses) (in thousands)	2004	2003
Property	$(6,203)	$7,923
Casualty	(964)	2,047
Surety	39	(1,357)
Total	$(7,128)	$8,613

Combined ratio	2004	2003
Property	125.9	71.7
Casualty	101.1	97.4
Surety	99.7	112.1
Total	105.6	92.8

Gross premiums written for the Group’s property segment declined 18% in the third quarter of 2004 to $39.9 million.  Increased competition and market capacity continue to drive down pricing and resulted in the loss of certain renewal accounts, particularly on commercial fire and California earthquake.  Net premiums written and earned declined in the quarter, primarily due to the continued decline of California earthquake writings, coupled with the purchase of additional catastrophe protection and other reinsurance cessions designed to reduce our overall earthquake exposure. For the third quarter of 2004, the property segment posted an underwriting loss of $6.2 million, compared to underwriting income of $7.9 million for the same period in 2003.  Segment results were adversely impacted by $13.0 million in pre-tax losses from the four hurricanes experienced during the third quarter.  These results translate into a GAAP combined ratio of 125.9 in the third quarter of 2004, compared to 71.7 for the same period last year.  The loss ratio, at 91.5, increased 52.8 points from last year’s posting, as hurricane losses added 54.3 points to 2004’s posting.  The expense ratio, at 34.4, advanced 1.4 points from last year’s posting, reflective of the decline in net premiums relative to the fixed nature of certain expenses and reinsurance costs.

The casualty segment posted gross premiums written of $136.8 million for the third quarter of 2004, up $4.9 million, or 4%, from 2003.  Growth in the quarter was experienced in transportation, umbrella, and general liability, where premiums advanced $5.1 million, $3.1 million, and $1.4 million, respectively.  While growth opportunities continue to exist, competition has increased and rates in the casualty marketplace have flattened. Our continued adherence to underwriting discipline has resulted in the loss of some accounts, particularly in executive products, where premium volume was down 34% during the quarter.  The casualty segment posted an underwriting loss of $964,000 for the third quarter of 2004, compared to underwriting profits of $2.0 million last year.  Third quarter 2004 casualty results were adversely impacted by $6.0 million in hurricane losses experienced on our specialty program business.  These results translate into a combined ratio of 101.1 for the third quarter of 2004 versus 97.4 for the same period in 2003.  Hurricane losses pushed the loss ratio up to 74.9, while the expense ratio, at 26.2, remained flat.

Gross premiums written for the surety segment totaled $14.9 million for the third quarter of 2004, up $1.1 million, or 8%, from the same period in 2003. Premium growth occurred in miscellaneous and energy business.  Partially offsetting this improvement, gross writings on contract surety were down 19% due to the continuation of tighter underwriting standards.  The surety book reported underwriting income of $39,000 for the third quarter of 2004, compared to an underwriting loss of $1.4 million for the same period in 2003. 2003 results were impacted by adverse loss experience on contract bonds written in 2002 and prior.  The combined ratio for the surety segment totaled 99.7 for the third quarter of 2004, versus 112.1 for the same period in 2003, as loss experience improved significantly.  The segments loss ratio was 40.0 for the third quarter of 2004, compared to 49.7 for the same period last year, reflective of the decline in contract surety losses.  During the third quarter of 2004, a review of the intangible asset relating to contract surety indicated that the asset was not recoverable. As a result, the remaining asset was written off by recording $367,000 of additional amortization expense (impairment).  Despite this addition, the overall expense ratio improved 2.7 points to 59.7, compared to 62.4 in 2003, as reinsurance costs have declined and premium volume has advanced.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $13.7 million during the third quarter of 2004, an increase of 21.9% over that reported for the same period in 2003.  The improvement in income is due to increased cash flow from operating and financing activities allocated to the investment portfolio. On an after-tax basis, investment income increased by 21.9%.

Yields on our fixed income investments for the third quarter of 2004 and 2003 are as follows:

Pretax Yield	3Q 2004	3Q 2003
Taxable	5.04%	4.92%
Tax-Exempt	3.90%	3.98%
After-tax yield
Taxable	3.28%	3.20%
Tax-Exempt	3.70%	3.77%

During the third quarter of 2004, the after-tax yield of the taxable fixed-income portfolio increased slightly, while the after-tax yield of the tax exempt portfolio decreased slightly. The fluctuation in yields is primarily due to fluctuations in interest rates and changes in credit spreads in the tax-exempt sector.  During the third quarter of 2004, RLI focused on purchasing high-quality investments, including corporate bonds, municipal bonds, mortgage-backed securities and asset-backed securities, primarily in the 0-10 year part of the yield curve.

With regard to our investment in a private mortgage banking company, we recorded a loss of ($89,000) in net investment income during the third quarter of 2004 in accordance with Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that we recognize the change in fair value of stock warrants received with the purchase of a note receivable. This compares to income of $855,000 recognized in the third quarter of 2003. We employ a consistent valuation formula to recognize investment income or loss each quarter and to adjust the carrying value of our investment. This formula is based on the investee’s book value, the volume of mortgages originated and profitability.  Income in the third quarter of 2004 was lower than the third quarter of 2003 due to reduced mortgage origination volume as a result of reduced demand for refinance loans.

We realized a total of $4.9 million in capital gains in the third quarter of 2004, compared to capital gains of $9.0 million in the third quarter of 2003. 2003 results included $3.4 million in realized gains from the sale of an insurance company shell.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the third quarter of 2003 or the third quarter of 2004.

INCOME TAXES

The Company’s effective tax rate for the third quarter of 2004 was 17%, compared to 14% for the same period in 2003. Underwriting losses from the four hurricanes resulted in a significant decline in income taxable at 35% for the third quarter of 2004, while 2003’s effective rate was low due to the tax benefit associated with the sale of an insurance shell. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2004 and 2003 as a result of the following:

(in thousands)	2004		2003
	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$3,474	35%	$10,306	35%
Increase (reduction) in taxes resulting from:
Sale of insurance shell	—	—	(4,720)	(16)%
Tax exempt interest income	(1,303)	(13)%	(1,021)	(4)%
Dividends received deduction	(392)	(4)%	(388)	(1)%
Dividends paid deduction	(100)	(1)%	(76)	—
Other items, net	(9)	—	(26)	—
Total tax expense	$1,670	17%	$4,075	14%

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

Our market risk exposures at September 30, 2004, have not materially changed from those identified in our 2003 Annual Report on Form 10-K.

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

As of September 30, 2004, we have met our Sarbanes-Oxley 404 project deadlines in that all documentation of our internal control system has been completed and management-tested.  We are currently working with our external auditors, as they perform their assessment of our internal control system.

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

(a)           Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           On July 14, 2004, the Company filed a report on Form 8-K which furnished a copy of its press release announcing the financial results for the second quarter of 2004.

On September 28, 2004, the Company filed a report on Form 8-K which furnished a copy of its press release relating to the initial estimate of losses attributable to the hurricanes that occurred in Florida.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Duly authorized and Principal
Financial and Accounting Officer)
Date: October 27, 2004