Form 10-K
period 2004-12-31
RLI CORP
filed 2005-02-22
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, based upon the closing sale price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange, was $920,389,621.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 10, 2005 was 25,399,227.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2004 Financial Report to Shareholders for the past year ended December 31, 2004, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2005 annual meeting of security holders to be held May 5, 2005, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 39-40 of this document.

PART I

Item 1.  Business

                We are a holding company that underwrites selected property and casualty insurance through our insurance subsidiaries. We are an Illinois corporation that was organized in 1965. We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley, has authority to write multiple lines insurance on an admitted basis in 48 states and the District of Columbia.  Other companies in our group include: RLI Underwriting Services, Inc., RLI Insurance Agency, Ltd., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc. and Safe Fleet Insurance Services, Inc.

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

                Since 1977, when we first began underwriting specialty property and casualty coverages for commercial risks, highly cyclical market conditions and a number of other factors have influenced our growth and underwriting profits. From 1987 to 2001, the industry experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. We continually monitored our rates and controlled our costs in an effort to maximize profits during this entrenched soft market condition. Beginning early in 2001, a return to conservative underwriting took place in the industry for virtually all of the products we write. For property business, this pattern continued until the second half of 2003, when rates first plateaued, and then slowly began to decline.  This moderate decline continued throughout much of 2004, with some stabilization seen after the October Hurricanes in Florida.  For casualty business, rates remained firm throughout 2003 and stabilized in 2004.  No significant decline in rate levels has been seen. Consequently, we believe that a climate of rate adequacy for our core business continues to exist, as a result of the following influences:

                                                                                                •              relatively low interest rates;

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

                While we anticipate moderate growth, we do not anticipate any increase that would warrant disclosure of a material impact. We expect the demand for specialty products to increase in the areas of primary casualty business, transportation, and small surety bonds. We also expect that our personal umbrella business will continue to grow, as we remain one of the few insurers that write this coverage without also writing the underlying auto and homeowners insurance.

                We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain products to retail producers from several of our casualty, surety and property divisions. We produce a limited amount of business under agreements with underwriting general agents under the auspices of our product vice presidents. The majority of business is marketed through our branch offices located in Phoenix, Arizona; Los Angeles, California; Oakland, California; Glastonbury, Connecticut; Sarasota, Florida; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Peoria, Illinois; Indianapolis, Indiana; Boston, Massachusetts; Lincoln, Nebraska; Summit, New Jersey; Saratoga Springs, New York; Cleveland, Ohio; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

                For the year ended December 31, 2004, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 2004, no other state accounted for more than 1.5% of total direct premiums earned for all product lines.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$165,896	22.3
Texas	87,573	11.8
New York	85,697	11.5
Florida	71,439	9.6
Illinois	26,300	3.5
New Jersey	25,530	3.4
Pennsylvania	19,227	2.6
Georgia	16,685	2.2
Ohio	14,683	2.0
Washington	14,479	1.9
Massachusetts	13,994	1.9
Tennessee	12,472	1.7
Hawaii	11,795	1.6
Michigan	11,287	1.5
Missouri	10,993	1.5
All Other	156,546	21.0

Total direct premiums	$744,596	100.0%

                In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk, known as facultative placements. We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of, and the ability to secure, these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we utilize reinsurance. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our consolidated financial statements included in our 2004 Financial Report to Shareholders, attached as Exhibit 13.

Premiums Written	Year Ended December 31,
(in thousands)	2004	2003	2002
Direct & Assumed	$752,588	$742,477	$707,453
Reinsurance ceded	(241,376)	(268,383)	(293,815)
Net	$511,212	$474,094	$413,638

Specialty Insurance Market Overview

                The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals we must have extensive knowledge and expertise in our markets. Most of our risks are considered on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

We operate in the excess and surplus market and the specialty admitted market.

Excess and Surplus Market

                The excess and surplus market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus market represented approximately $33 billion, or 7%, of the entire $456 billion domestic property and casualty industry, as measured by direct premiums written. For 2004, our excess and surplus operation wrote gross premiums written of $390.2 million representing approximately 52% of our total gross written premium for the period.

Specialty Admitted Market

                We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2004, our specialty admitted operations wrote gross premiums written of $362.4 million representing approximately 48% of our total gross written premium for the year.

Business Overview

                We presently underwrite selected property and casualty insurance across three distinct business segments: casualty, property and surety. See Note 11 to our consolidated financial statements included in our 2004 Financial Report to Shareholders, attached as Exhibit 13.

Casualty Segment

 General Liability

                Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net earned premiums totaled $175.0 million, $131.9 million and $75.9 million, or 30%, 25% and 20% of consolidated net revenues for the years 2004, 2003 and 2002, respectively.

 Commercial and Personal Umbrella Liability

                Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a small degree, in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners coverage is written by us. Net earned premiums totaled $53.5 million, $42.8 million and $33.8 million, or 9%, 8% and 9% of consolidated net revenues for the years 2004, 2003 and 2002, respectively.

 Executive Products

                We sell financial products such as directors’ and officers’, or D&O, liability and other miscellaneous professional liability for a variety of low to moderate classes of risks. Events affecting the economy over the past few years resulted in several insurers ceasing to write D&O coverage, which created an opportunity to raise rates significantly and reduce exposures. This situation rapidly changed in early 2004 with the return of price competition, particularly in the large account sector.  As a consequence, we have shifted our focus to smaller risks and not-for-profit organizations.  This shift largely limited our writings in the large account market to a very conservative new D&O policy coverage. Net earned premiums totaled $13.1 million, $13.9 million and $8.4 million, or 2%, 3% and 2% of consolidated net revenues for the years 2004, 2003 and 2002, respectively.

 Specialty Program Business

                We began writing program business in 1998 through a broker in New Jersey. We have improved our infrastructure to streamline processing through automation and utilization of new technologies that shorten the time required to launch new products and programs. We continue to develop new programs for a variety of affinity groups. Coverages offered include: commercial property, general liability, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting “in house” while continuing to rely upon program administrators for policy servicing and sales. Net earned premiums totaled $47.1 million, $50.8 million and $28.5 million for 2004, 2003 and 2002, respectively. These amounts represent 8%, 10% and 7% of consolidated net revenues for 2004, 2003 and 2002, respectively.

 Commercial Transportation

                In 1997, we opened a transportation insurance facility in Atlanta to provide automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. In early 2005, we expanded our focus to include other types of commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums totaled $56.0 million, $50.6 million and $44.2 million, or 10%, 10% and 12% of consolidated net revenues for 2004, 2003, and 2002, respectively.

 Other

                We offer a variety of other smaller programs, including deductible buy-back, at-home business, and employer’s excess indemnity. Net earned premiums from these lines totaled $20.9 million, $19.5 million and $17.3 million, or 4%, 4% and 5% of consolidated net revenues for the years 2004, 2003 and 2002, respectively.

Property Segment

 Commercial Property

                Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which includes earthquake, wind, flood and collapse coverages written in the United States. We provide insurance for a wide range of commercial and industrial risks such as office buildings, apartments, condominiums, certain industrial and mercantile structures, buildings under construction and movable equipment. We also write boiler and machinery coverage under the same management as commercial property. In 2004, 2003, and 2002, net earned premiums totaled $90.8 million, $100.6 million and $82.2 million, or 16%, 19%, and 22%, respectively, of our consolidated net revenues.

 Homeowners/Residential Property

                In 1997, we acquired a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Net earned premiums totaled $7.2 million, $7.1 million and $7.0 million, or 1%, 1% and 2% of consolidated net revenues for 2004, 2003 and 2002, respectively.

Surety Segment

                Our surety segment specializes in writing small to large commercial and small contract surety products, as well as those for the energy (plugging and abandonment), petrochemical and refining industries. These bonds are written through independent agencies, regional and national brokers. Net earned premium totaled $47.7 million, $46.4 million, and $50.7 million, or 8%, 9% and 13% of consolidated net revenues for 2004, 2003 and 2002, respectively.

Competition

                Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty products. Our primary competitors in our casualty segment include AIG, St. Paul/Travelers, Scottsdale Insurance, General Star, CNA, Chubb, Great West Casualty, and others. Our primary competitors in our property segment include Lexington Insurance Company, ARCH Insurance Co., General Star, Markel, St. Paul Surplus and others. Our primary competitors in our surety segment include North American Specialty Insurance Co., CNA Insurance Companies, and St. Paul/Travelers Companies. The combination of products, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. New products and new programs are offered where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

A.M. Best		Standard & Poor's		Moody's
SECURE		SECURE		STRONG
A++, A+	Superior	AAA	Extremely strong	Aaa	Exceptional
A,A-	Excellent	AA	Very strong	Aa	Excellent
B++, B+	Very good	A	Strong	A	Good
		BBB	Good	Baa	Adequate
VULNERABLE		VULNERABLE		WEAK
B,B-	Fair	BB	Marginal	Ba	Questionable
C++,C+	Marginal	B	Weak	B	Poor
C,C-	Weak	CCC	Very weak	Caa	Very poor
D	Poor	CC	Extremely weak	Ca	Extremely poor
E	Under regulatory supervision	R	Regulatory action	C	Lowest
F	In liquidation
S	Rating suspended

Within-category modifiers		+,-		1,2,3 (1 high, 3 low)

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

During 2004, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance,
RLI Indemnity (RLI Group)	A+, Superior

Standard & Poor's
RLI Insurance & Mt. Hawley Insurance	A+, Strong

Moody's
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A3, Good

For both Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  On May 27th, 2004, A.M Best upgraded the financial strength rating of RLI Group to A+ (Superior) from A (Excellent.)  In addition, RLI Indemnity Company, formerly a stand-alone rating, is now group rated with RLI Group.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2004, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company were assigned a financial size category of “X” (adjusted policyholders’ surplus of between $500 and $750 million).  As of December 31, 2004, the policyholders’ surplus of RLI Group reached $606.0 million.

In conjunction with the financial strength rating upgrade, A.M. Best upgraded the debt rating to “A-” from “BBB+” on RLI Corp’s existing $100 million of senior notes maturing in 2014. The debt continues to maintain a Standard & Poor’s rating of  “BBB+”, and a Moody’s rating of  “Baa3.”

Reinsurance

                We reinsure a significant portion of our property and casualty insurance exposure, paying to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $242 million, $263 million and $265 million in 2004, 2003 and 2002, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We attempt to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Of the top 10 largest reinsurers (listed below), one is rated by A.M. Best as “A++, Superior”(General Cologne Re), two are listed as “A+, Superior”(Everest Reinsurance, and Swiss Reinsurance), and seven are rated “A, Excellent”(American Reinsurance Company, Employer’s Reinsurance Corp., Liberty Mutual Insurance, Lloyds of London, Toa-Re, Berkley Insurance Company, and Endurance Reinsurance Corp.).

The following table sets forth the largest reinsurers in terms of amounts recoverable, net of any collateral RLI is holding from such reinsurers as of December 31, 2004. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2004.

	Net Reinsurer Exposure as of December 31, 2004	Percent of Total	Ceded Premiums Written	Percent of Total
	(in thousands)		(in thousands)
American Reinsurance Company	$108,732	19.8%	$23,685	9.8%
General Cologne Re.	58,576	10.7%	14,961	6.2%
Swiss Reinsurance	39,018	7.1%	20,334	8.4%
Employers Reinsurance Corp.	33,169	6.0%	4,015	1.7%
Liberty Mutual Insurance	25,411	4.6%	3,660	1.5%
Lloyds of London	22,274	4.1%	21,752	9.0%
Toa-Re	21,265	3.9%	9,621	4.0%
Berkley Insurance Company	20,701	3.8%	15,141	6.3%
Everest Reinsurance	19,595	3.6%	12,142	5.0%
Endurance Reinsurance Corp.	14,937	2.7%	14,945	6.2%
All other reinsurers	184,961	33.7%	101,120	41.9%
Total ceded exposure	$548,639	100.00%	$241,376	100.00%

                Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure reinsurance contracts, and collection risk, which relates to the ability to collect from the reinsurer on our claims. Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. It is common to find conditions in excess of loss covers, such as occurrence limits, aggregate limits and reinstatement premium charges. Our inland marine construction and surety programs incorporate these types of conditions. At the January 1, 2005 reinsurance renewals, we increased retentions in desired layers under certain programs, such as our personal umbrella product line where retentions increased from $1.4 million to $1.8 million per occurrence. Through our various reinsurance programs, we have generally limited our maximum retained exposure on any one risk to $2.0 million.

                In 2004, our property underwriting was supported by $350.0 million in traditional catastrophe reinsurance protection, subject to certain retentions by us.  At January 1, 2005, we restructured our reinsurance program increasing our traditional catastrophe reinsurance protection to $400.0 million, subject to certain retentions by us.  At the same time, we reduced our limit available under our per risk excess of loss earthquake protection by the corresponding amount, while maintaining the same limit of coverage.  We also increased our California earthquake attachment by $3.75 million.  In total, these changes will result in an estimated $1.9 million reduction in our catastrophe program ceded premium.

                We continuously monitor and quantify our exposure to earthquake risk, the most significant catastrophe exposure to us, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded at each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe exposed business. From both perspectives, we consider the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults which represent moderate to high loss potential at varying return periods and magnitudes. With our models, we use a target of less than 3.00% probability that an earthquake event would exceed our reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) by $100 million.  Our current portfolio probability is at less than one-third of the guideline.  We examine the portfolio exposure considering all possible earthquake events of all magnitudes and return periods, on all faults represented in the model. With our models, we also use a target of less than 0.40% probability that an earthquake event would exceed our reinsurance cover and 100% of our surplus.  Our current probability is at five percent of the guideline.

Factors Affecting Specialty Property and Casualty Profitability

                The profitability of the specialty property and casualty insurance business is generally subject to many factors, including rate adequacy, the severity and frequency of claims, natural disasters, state regulation, default of reinsurers, interest rates, general economic conditions and court decisions that define and expand the extent of coverage and the amount of compensation due for injuries or losses. One of the distinguishing features of the insurance business is that its product must be priced before the ultimate claims costs can be known. In addition, underwriting profitability has tended to fluctuate over cycles of several years’ duration. Insurers generally had profitable underwriting results in the late 1970s, substantial underwriting losses in the early 1980s and somewhat smaller underwriting losses in 1986 and 1987. During the years 1988 through 1992, underwriting losses increased due to increased rate competition and the frequency and severity of catastrophic losses, although pre-tax operating income remained profitable due to investment income gains. Since 1993, the industry experienced improvement in underwriting losses, particularly in years with fewer catastrophe losses. The trends experienced during the late 1980s, however, have continued and companies continue to post underwriting losses but remain profitable through investment income gains. For 2001, the industry’s statutory combined ratio was 115.9, representing the worst performance for the property and casualty industry ever. Poor underwriting and investment losses both contributed to this performance. For 2002, the industry improved to a 107.4 statutory combined ratio. For 2003, the industry improved to a statutory combined ratio of 100.1 and is expected to post a statutory combined ratio of 98.7 in 2004. We believe that certain other factors affect our ability to underwrite specialty lines successfully, including the following:

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

                                                Claims Adjustment Ability

                We have a professional claims management team with proven experience in all areas of multi-line claims work for all RLI insurance products. This team supervises the handling and resolution of all claims and directs all outside legal and adjustment specialists on an individual claim and/or audit basis. Whether a claim is being handled by our claim specialist or has been assigned to a local attorney or adjuster, detailed attention is given to each claim to minimize loss expenses while providing for loss payments in a fair and equitable manner.

                                                Expense Control

                Our management continues to review all areas of our operations to streamline the organization, emphasizing quality and customer service, while minimizing expenses. These strategies will help to contain the growth of future costs. Maintaining and improving underwriting and other key organizational systems continues to be paramount as a means of supporting our growth. We maintain a philosophy of acquiring and retaining talented insurance professionals and building infrastructure to support continued growth. Other insurance operating expenses, as a percentage of gross premiums written, totaled 4%, 4%, and 3% for 2004, 2003, 2002, respectively.

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

                                                E-commerce

                We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations and in-home businesses, small commercial and personal umbrella risks,  California earthquake and New Madrid earthquake property coverage and surety bonding.

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

                The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2004, 2003 and 2002:

Inception-to-date (in thousands)	December 31
	2004	2003	2002
Loss and Loss Adjustment
Expense (LAE) payments
Gross	$44,360	$36,219	$32,953
Ceded	(25,590)	(22,582)	(20,212)

Net	$18,770	$13,637	$12,741
Unpaid losses and LAE at end of year
Gross	$43,716	$32,810	$31,282
Ceded	(28,998)	(24,452)	(21,444)

Net	$14,718	$8,358	$9,838

                Our environmental exposure is limited, relative to that of other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted the appropriate coverage exclusions. At year-end 2004, we had $14.7 million of unpaid losses and loss adjustment expenses related to those exposures.  The increase in unpaid loss and settlement expense in 2004 is principally attributable to the emergence of one claim that arose out of commercial umbrella business written in the early 1980’s.  The claim is associated with pollution at a Superfund site in New Jersey.  Accurate inclusion of the claim in our loss and loss expense reserves was delayed because of the legal complexities involved in such cases, the recognition of the claim as a liability to our insured, and the quantification of the value of the claim. Additionally, the net impact of the claim was larger than would have been the case had all the reinsurance originally applicable to the claim been currently collectible.

                While our environmental exposure is limited, the ultimate liability for this exposure is difficult to assess because of the extensive and complicated litigation involved in the settlement of claims and evolving legislation on such issues as joint and several liability, retroactive liability and standards of cleanup. Additionally, we participate primarily in the excess layers of coverage, where accurate estimates of ultimate loss are more difficult to derive than for primary coverage.

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

                As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors, such as legal developments and economic conditions, including the effects of inflation. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. Changes in reserves from the prior years’ estimates are calculated based on experience as of the end of each succeeding year (loss and settlement expense development). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For an expanded discussion of loss and settlement expenses and factors affecting their estimation, see Note 6 to our consolidated financial statements in our 2004 Financial Report to Shareholders, attached as Exhibit 13.

                Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on us. Based on the current assumptions used in calculating reserves, we believe our overall reserve levels at year-end 2004 are adequate to meet our future obligations.

                The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2004, 2003 and 2002.

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Unpaid losses and LAE at beginning of year:

Gross	$903,441	$732,838	$604,505
Ceded	(372,048)	(340,886)	(277,255)
Net	$531,393	$391,952	$327,250
Increase (decrease) in incurred losses and LAE:
Current accident year	316,948	277,595	189,597
Prior accident years	(10,817)	1,395	13,525
Total incurred	$306,131	$278,990	$203,122

Loss and LAE payments for claims incurred:
Current accident year	(39,206)	(45,084)	(39,467)
Prior accident years	(129,899)	(94,465)	(98,953)
Total paid	$(169,105)	(139,549)	(138,420)

Net unpaid losses and LAE at end of year	$668,419	$531,393	$391,952

Unpaid losses and LAE at end of year:
Gross	$1,132,599	$903,441	$732,838
Ceded	(464,180)	(372,048)	(340,886)
Net	$668,419	$531,393	$391,952

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

                The table below summarizes our reserve development by segment for 2004, 2003 and 2002.

(in thousands)	2004	2003	2002
Reserve development by segment
Casualty	$(11,813)	$4,997	$3,892
Property	(5,137)	(5,400)	3,732
Surety	6,133	1,798	5,901
Total	$(10,817)	$1,395	$13,525

                A discussion of significant components of reserve development for the three most recent calendar years follows:

                2004. During 2004, we experienced an aggregate of $10.8 million of favorable development.  Of this total, approximately $5.1 million of favorable development occurred in the property segment.  Approximately half of the favorable development within our property segment was due to a favorable settlement of an outstanding claim involved with the Northridge, California earthquake of 1994.  The remainder relates primarily to favorable development on losses that occurred during 2003.  As these claims were investigated, the paid and case reserves posted were less than the IBNR reserve originally booked to accident year 2003.

                The cumulative experience attributable to many of our casualty products for mature accident years has been materially lower than the IBNR reserves originally booked.  Due to this positive emergence of loss and LAE experienced, we released $9.7 million of IBNR reserves during the fourth quarter of 2004, which accounted for the majority of the favorable development within our casualty segment. While we had been experiencing robust price improvements in this segment the last several years, we also produced significant new business with new exposures. Our reserving evaluation process requires adequate time periods to elapse to assess the impact of such changes in marketplace conditions on our book of casualty business.

                The surety segment experienced $6.1 million in adverse development.  A portion of this development comes from contract bond coverages, where we increased IBNR reserves on bonds primarily written before 2003.  Additionally, we experienced adverse development on reserves for other surety coverages, primarily related to the 2002 accident year.

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

                2002.  During 2002, we experienced approximately $13.5 million of adverse development on prior loss and loss expense reserves. Of this, $5.9 million was attributable to the surety segment where economic factors continued to cause deterioration in the contract surety portion of this business, and $2.6 million of development was attributable to a program business component of commercial automobile, which is now in runoff. The IBNR initially booked for this business, which represented a new class of business for us, turned out to be inadequate as the experience matured principally because of higher than anticipated claim frequency. An additional $1.3 million is attributable to reserve development on discontinued ocean marine exposure. The remaining amount is the aggregate of amounts from various discontinued classes of business.

                The following table presents the development of our balance sheet reserves from 1995 through 2004. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

                As the table displays, variations exist between our cumulative loss experience on a gross and net basis, due to the application of reinsurance.  On certain coverages, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance).  Additionally, the relationship of our gross to net retention changes over time.  For example, we changed underwriting criteria to increase gross retentions (gross policy limits) on certain coverages written in 1999 through 2001, while leaving net retention unchanged.  These coverages contained gross retentions of up to $50.0 million, while the relating net retention remained at $500,000.  Loss severity on certain of these coverages exceeded original expectations.  As shown in the table that follows, on a re-estimated basis, this poor loss experience resulted in significant indicated gross deficiencies, with substantially less deficiency indicated on a net basis, as many losses were initially recorded at their full net retention.  In 2002, we reduced our gross policy limits on many of these coverages to $15.0 million, while net retention increased to $1.0 million.  As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
(Dollars in thousands)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	& PRIOR
Net Liability for unpaid losses and Settlement expenses at end of the year	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419
Paid (cumulative as of:
One year later	37,505	47,999	54,927	53,892	65,216	92,788	98,953	94,465	129,899
Two years later	75,485	85,342	98,188	88,567	113,693	155,790	159,501	182,742
Three years later	103,482	112,083	120,994	114,465	149,989	192,630	211,075
Four years later	121,312	129,846	136,896	132,796	172,443	222,870
Five years later	132,045	139,006	149,324	145,888	191,229
Six years later	137,729	146,765	159,048	159,153
Seven years later	143,393	154,082	168,984
Eight years later	148,075	161,418
Nine years later	152,049

Liability re-estimated as of:
One year later	220,185	240,264	245,150	243,270	273,230	309,021	340,775	393,347	520,576
Two years later	228,636	242,865	248,762	233,041	263,122	301,172	335,772	394,297
Three years later	222,761	233,084	232,774	229,750	263,639	314,401	344,668
Four years later	210,876	219,888	220,128	217,476	262,156	319,923
Five years later	202,596	207,148	218,888	207,571	264,383
Six years later	191,805	201,245	209,884	205,563
Seven years later	186,884	193,793	210,843
Eight years later	180,242	195,471
Nine years later	179,781

Net cumulative redundancy (deficiency)	$52,527	$52,335	$37,709	$41,699	$10,531	$(19,869)	$(17,418)	$(2,345)	$10,817

Gross liability	$418,986	$405,801	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599
Reinsurance recoverable	(186,678)	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)
Net liability	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419

Gross re-estimated liability	$359,570	$356,350	$405,973	$365,008	$612,112	$771,989	$750,489	$846,335	$964,971
Re-estimated recoverable	(179,789)	(160,879)	(195,130)	(159,445)	(347,729)	(452,066)	(405,821)	(452,038)	(444,395)
Net re-estimated liability	$179,781	$195,471	$210,843	$205,563	$264,383	$319,923	$344,668	$394,297	$520,576
Gross cumulative redundancy (deficiency)	$59,416	$49,451	$(1,710)	$50,515	$(91,618)	$(232,239)	$(145,984)	$(113,497)	$(61,530)

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

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Statutory net premiums written	$511,212	$474,094	$413,638	$315,213	$260,853
Policyholders’ surplus	605,967	546,586	401,269	289,997	309,945
Ratio	0.8 to 1	0.9 to 1	1.0 to 1	1.1 to 1	.8 to 1

                GAAP and Statutory Combined Ratios

                Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2004	2003	2002	2001	2000

Loss ratio	59.9	60.2	58.4	57.1	53.8

Expense ratio	32.3	31.8	37.2	40.1	41.0

Combined ratio	92.2	92.0	95.6	97.2	94.8

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

	Year Ended December 31,
Statutory	2004		2003		2002		2001		2000

Loss ratio	59.9		60.2		58.4		57.1		53.8

Expense ratio	33.9		32.9		34.0		38.7		42.0

Combined ratio	93.8		93.1		92.4		95.8		95.8

Industry combined ratio	98.7	(1)	100.1	(2)	107.4	(2)	115.9	(2)	110.4	(2)

(1)           Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2004

(2)           Source:  A.M. Best Aggregate & Averages — Property-Casualty (2004 Edition) statutory basis.

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

                During 2004, we allocated the majority of our operating, financing and portfolio cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of available after-tax returns and overall taxability of all invested assets. Almost all securities reviewed for purchase are either high grade corporate, municipal or U.S. Government or agency debt instruments. As of December 31, 2004, 94% of the fixed income portfolio was rated A or better and 79% was rated AA or better. We limit interest rate risk by restricting and managing acceptable call provisions among new security purchases.

                As of December 31, 2004, the municipal bond component of the fixed income portfolio increased $99.6 million, to $490.4 million and comprised 41.6% of our total fixed income portfolio, versus 38.2% of the total portfolio at year-end 2003.  Investment grade corporate securities totaled $420.2 million compared to $326.6 million at year-end 2003 and comprised 35.7% of our total fixed income portfolio versus 31.9% at year-end 2003.  The taxable U.S. government and agency portion of the fixed income portfolio decreased by $39.9 million to $267.1 million, or 22.7% of the total versus 30.0% at year-end 2003.

                In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2004, our duration was 4.91 years.

                We currently classify 13% of the securities in our fixed-income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed-income portfolio are classified as available-for-sale (86%) or trading (1%) and are carried at fair market value. As of December 31, 2004, we maintained $1.0 billion in fixed-income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2004, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value

2005	$16,185	$16,212	$16,416	$16,263
2006	38,123	38,185	39,414	38,672
2007	36,925	37,493	38,984	38,032
2008	79,187	80,359	81,355	80,421
2009	98,190	101,652	105,031	103,113
2010	71,095	74,257	77,368	76,076
2011	127,937	134,942	139,749	138,575
2012	113,470	120,135	123,885	123,227
2013	84,854	91,195	94,340	93,331
2014	89,541	96,588	98,075	97,714
2015	44,040	46,042	46,671	46,375
2016	12,230	13,677	13,711	13,694
2017	24,633	25,651	25,914	25,914
2018	31,625	32,030	30,958	30,958
2019	20,350	21,318	21,103	21,103
2020	1,365	1,518	1,538	1,538
2021	3,418	3,754	3,959	3,959
2022	4,778	4,654	4,845	4,845
2023	14,707	16,673	16,861	16,861
2024	0	0	0	0
2025	4,889	4,880	4,957	4,957
2026	0	0	0	0
2027	499	497	500	500
2028	94	94	95	95
2029	1,063	1,062	1,072	1,072
2030	12,936	13,908	13,909	13,909
2031	11,012	11,047	11,538	11,538
2032	25,243	25,423	25,610	25,610
2033	51,733	52,023	52,277	52,277
2034	49,965	50,341	50,728	50,728
2035	7,000	7,410	7,743	7,743
2036	5,000	5,007	5,072	5,072
2037	2,000	2,007	2,081	2,081
2038	6,048	6,062	6,071	6,071
2039	3,000	3,163	3,262	3,262
2040	8,000	7,885	7,858	7,858
2041	5,229	5,255	5,382	5,382
2042	6,080	6,759	6,779	6,779
2043	2,000	2,035	2,070	2,070

	$1,114,444	$1,161,193	$1,187,181	$1,177,675

                At December 31, 2004, our equity securities were valued at $315.9 million, an increase of $39.9 million from the $276.0 million held at the end of 2003. During 2004, the pretax change in unrealized gain on equity securities totaled $14.9 million for the year. Equity securities represented 20.1% of cash and invested assets at the end of 2004, a decrease from the 20.7% at year-end 2003. As of the year-end 2004,  total equity investments held represented 50.6% of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

                We had short-term investments and fixed income securities maturing within one year of $92.4 million at year-end 2004. This total represented 5.9% of cash and invested assets versus 3.5% the prior year.  Our short-term investments consist of money market funds.

                Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2004	2003	2002	2001	2000
Average Invested Assets (1)	$1,451,539	$1,166,694	$896,785	$774,826	$723,677
Investment Income (2)(3)	54,087	44,151	37,640	32,178	29,046
Realized Gains/(Losses) (3)	13,365	12,138	(3,552)	4,168	2,847
Change in Unrealized Appreciation/(Depreciation) (3)(4)	$13,200	$40,096	$(34,091)	$(30,268)	$20,537
Annualized Return on Average Invested Assets	5.6%	8.3%	0.0%	0.8%	7.2%

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

                In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in material delay of, or deter, any such transaction.

                Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and to require fair and adequate treatment and service for policyholders are enforced by filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, and requiring the filing and in some cases, approval, of premiums and commission rates to ensure they are fair and equitable. Such restrictions may limit the ability of our insurance company subsidiaries to introduce new products or implement desired changes to current premium rates or policy forms. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic reporting procedures (annually, quarterly, or more frequently if necessary), and periodic examinations.

                The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a solvency concept.

                Under state insurance laws, our insurance company subsidiaries cannot treat reinsurance ceded to an unlicensed or non-accredited reinsurer as an asset or as a deduction from its liabilities in their statutory financial statements, except to the extent that the reinsurer has provided collateral security in an approved form, such as a letter of credit. As of December 31, 2004, $1.2 million of our reinsurance recoverables were due from unlicensed or non-accredited reinsurers that had not provided us with approved collateral.

                Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces.

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

                In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and prepare for our legal compliance:

Broker Contingent Commission

                In 2004, the New York attorney general began an investigation into insurance broker activities connected with contingent commission agreements.  The investigation led to lawsuits and prompted other attorneys general and state insurance departments to conduct further investigations.  We have responded to all inquiries from state attorneys general and insurance departments. We also conducted an internal investigation of our contingent commission arrangements and related underwriting practices and found no improper actions. We have also established a corporate policy regarding the proper use and authorization of contingent commission agreements. The National Association of Insurance Commissioners (NAIC) has proposed a model act on these agreements for agents and brokers, and several states have indicated they will adopt the model act or some variation of the proposed act.  We continue to closely monitor all proposals.

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

                On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (TRIA) became law. The act provides for a federal backstop for terrorism losses as defined by the act and certified by the secretary of the treasury in concurrence with the secretary of state and the U.S. attorney general. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90% of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is calculated as 15% of gross earned premium net of any excludable lines. Coverage under the act must be made available, with certain limited exceptions, in all commercial property and casualty policies.  The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made terrorism coverage available to policyholders. Given the challenges associated with attempting to assess the potentiality of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our products.  In 2004, the House Financial Services Committee approved an extension of TRIA to December 31, 2007. It is expected that Congress will vote on the extension in mid-2005, or the act will expire on December 31, 2005. We would support extension of TRIA.

Privacy

                As mandated by the federal Gramm-Leach-Bliley Act, enacted in 1999, the individual states continue to promulgate and refine regulations that require financial institutions, including insurance licensees, to take certain steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of this act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have implemented procedures to comply with the act’s related privacy requirements. During 2004, states continued to pass legislation on privacy notice measurements and sharing information between affiliates. We continue to monitor our procedures for compliance.

OFAC

                The treasury department’s Office of Foreign Asset Control (OFAC) maintains a list of “Specifically Designated Nationals and Blocked Persons” (SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and/or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11. Our insurance subsidiaries have implemented procedures to comply with OFAC’s SDN List regulations.

Sarbanes-Oxley Act of 2002

                The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. As required by Section 404 of the act and under the supervision from and participation of management, including executive management, we have completed an initial evaluation of our internal control system including all design, assessment, documentation, and testing phases. This evaluation produced improvements in documentation, access controls, and segregation of duties. We identified deficiencies and completed an evaluation, which resulted in the identification of no material weaknesses.  We have also implemented a process to further investigate and, where necessary, remediate deficiencies.

                The proliferation of changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies including ours.  The lack of specificity in this area results in varying interpretations of practical application that hamper implementation efforts.  The compliance effort regarding the Sarbanes-Oxley Act required significant involvement of managerial time as well as increased general and administrative costs in making our assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Incremental costs in 2004 associated with this effort totaled $1.9 million. Virtually all of these costs will continue and could increase depending on evolving compliance issues. The continued promulgation of such laws, regulations, and standards poses a risk regarding the diversion of management resources from core revenue-generating activities.

Asbestos Litigation Reform

                Congress is contemplating a bill to require manufacturers and insurers to fund liabilities for asbestos exposure to provide for a remedy for all asbestos-related claims, pending and future.  The proposal calls for funding in the amount of $140 billion.  The bill further provides that in the event the fund is exhausted, those individuals not fully compensated would be allowed to pursue claims through the court system. We continue to monitor our expected exposure and do not perceive a significant risk.

Class Action Reform

                We are monitoring proposed legislation that would curtail forum shopping and allow defendants to move large national class action cases to federal courts. The legislation also includes provisions to protect consumer class members on matters such as non-cash settlements and written settlement information. We view this as favorable legislation to us and the industry.

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

Federal Insurance Charter

                The Senate Commerce Committee recently has held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of a proposed federal charter that would allow companies to operate under federal, rather than state, regulation. Any proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate there will be further legislative activity during 2005.

Corporate Compliance

                We have a code of conduct, corporate governance guidelines, and compliance manual, which provide directors, officers and employees with guidance on complying with a variety of federal and state laws. Electronic versions of these documents, as well as the following documents, are available on our website (www.rlicorp.com): 2004 summary annual report; 2004 financial report, 2005 proxy statement, annual report to Securities and Exchange Commission (Form 10-K), and charters of the executive resources, audit, finance and investment, and nominating/corporate governance committees.  Printed copies of these documents are available from us upon request without charge to any shareholder.

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

                RLI Insurance Company obtained service mark registration of the letters “RLI” in 1998, “eRLI” and “RLINK” in 2000 and “EFIDUCIARY” in 2002, and “Surety America” and “Underwriters Indemnity” in 2004 in the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is ten years unless renewed.

Clientele

                No significant part of our business is dependent upon a single client or group of clients, the loss of which would have a material adverse effect on us.

Employees

                We employ a total of 670 associates. Of the 670 total associates, 80 are part-time and 590 are full-time.

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

                Financial Information about Foreign and Domestic Operations and Export Sales.

                For purposes of this discussion, foreign operations are not considered material to our overall operations.

Item 2.  Properties

                We own five buildings in Peoria, Illinois.  Corporate 1 is a two-story 80,000 square foot office building, which serves as our corporate headquarters.

                Located on the same 15 acre campus is Corporate 2, a 19,000 square foot building which is used by two branch offices of our subsidiary, RLI Insurance Company, and two supporting departments.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                Refer to the Corporate Data on page 52 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

Item 6.  Selected Financial Data

                Refer to the Selected Financial Data on pages 50 through 51 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 3 through 6 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

                Throughout this report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including gross revenues, gross written premiums, net written premiums and combined ratios. A detailed discussion of these measures can be found on pages 3 through 4 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

                Refer to the consolidated financial statements and supplementary data included on pages 22 through 49 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.  (See Index to Financial Statements and Schedules attached on page 29.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

                Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG, an independent registered public accounting firm, as stated in their report on page 47 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

Item 9B.  Other Information

                None

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

                (3) Exhibits.  See Exhibit Index on pages 39-40

(b)           Exhibits.  See Exhibit Index on pages 39-40

(c)           Financial Statement Schedules.  The schedules included on attached pages 29 through 38 as required by Regulation S-X are excluded from the Company’s Annual Report to Shareholders.  See Index to Financial Statements and Schedules on page 29. There is no other financial information required by Regulation S-X that is excluded from the Company’s Annual Report to Shareholders.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
J. E. Dondanville
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 22, 2005

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
J.E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 22, 2005

By	/s/Joseph E. Dondanville
J. E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 22, 2005

By:	/s/Gerald D. Stephens
G. D. Stephens, Director

Date	February 22, 2005

By:	/s/John T. Baily

J. T. Baily, Director

Date:	February 22, 2005

By:	/s/Richard H. Blum
R. H. Blum, Director

Date:	February 22, 2005

By:	/s/Jordan Graham
J. Graham, Director

Date:	February 22, 2005

By:	/s/William R. Keane
W. R. Keane, Director

Date:	February 22, 2005

By:	/s/Gerald I. Lenrow
G. I. Lenrow, Director

Date	February 22, 2005

By:	/s/Charles M. Linke
C. M. Linke, Director

Date:	February 22, 2005

By:	/s/F. Lynn McPheeters

F.L. McPheeters, Director

Date:	February 22, 2005

By:	/s/Jonathan E. Michael
J.E. Michael, Director

Date:	February 22, 2005

By:	/s/Edwin S. Overman
E. S. Overman, Director

Date:	February 22, 2005

By:	/s/Edward F. Sutkowski
E. F. Sutkowski, Director

Date:	February 22, 2005

By:	/s/Robert O. Viets
R. O. Viets, Director

Date:	February 22, 2005

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

		Reference (Page)
Data Submitted Herewith:

Report of Independent Registered Public Accounting Firm		30

Schedules:

I.	Summary of Investments - Other than Investments in Related Parties at December 31, 2004.	31

II.	Condensed Financial Information of Registrant for the three years ended December 31, 2004.	32-34

III.	Supplementary Insurance Information for the three years ended December 31, 2004.	35-36

IV.	Reinsurance for the three years ended December 31, 2004.	37

V.	Valuation and Qualifying Accounts	38

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

                Under date of February 22, 2005, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

                In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                As discussed in note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial and Accounting Standards 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Chicago, Illinois

February 22, 2005

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2004

Column A	Column B	Column C	Column D
(in thousands) Type of Investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$9,201	$9,252	$9,252
U.S. Agencies	209,199	211,457	211,457
Mtge/ABS/CMO*	91,609	93,383	93,383
Corporate	316,609	321,491	321,491
States, political subdivisions, and revenues	366,032	373,366	373,366
Total available-for-sale	$992,650	$1,008,949	$1,008,949

Held-to-maturity
U.S. Government	$12,130	$12,654	$12,130
U.S. Agencies	27,693	29,942	27,693
States, political subdivisions, and revenues	116,964	123,697	116,964
Total held-to-maturity	$156,787	$166,293	$156,787

Trading
U.S.Government	$3,542	$3,578	$3,578
U.S. Agencies	2,897	2,958	2,958
Mtge/ABS/CMO*	919	915	915
Corporate	4,298	4,377	4,377
States, political subdivisions, and revenues	100	111	111
Total trading	$11,756	$11,939	$11,939

Total fixed maturities	$1,161,193	$1,187,181	$1,177,675
Equity securities, available-for-sale
Common stock
Public utilities	$40,201	$60,045	$60,045
Banks, trusts and insurance companies	32,311	67,131	67,131
Industrial, miscellaneous and all other	96,967	188,699	188,699

Total equity securities	$169,479	$315,875	$315,875
Short-term investments	76,168	76,168	76,168
Total investments	$1,406,840	$1,579,224	$1,569,718

*Mortgage-backed, asset-backed & collateralized mortgage obligations.

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2004	2003
ASSETS

Cash	$18	$(124)
Short-term investments, at cost which approximates fair value	15,009	3
Investments in subsidiaries/investees, at equity value	689,105	609,627
Fixed maturities available-for-sale, at fair value (cost $39,919 in 2003)	—	39,934
Equity securities available-for-sale, at fair value(cost—$21,845 in 2004 and $3,811 in 2003)	27,495	3,811
Property and equipment, at cost, net of accumulated depreciation of $784 in 2004 and $531 in 2003	6,430	6,617
Deferred debt costs	968	1,043
Accounts receivable, affiliates	—	2,623
Other Assets	575	640
Total assets	$739,600	$664,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$1,623	$—
Dividends payable	3,700	2,891
Income taxes payable—current	293	710
Income taxes payable—deferred	7,451	6,093
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	248
Other liabilities	145	98
Total liabilities	$115,939	$110,040

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 31,108,607 shares in 2004 and 30,957,837 shares in 2003)	$31,109	$30,958
Paid in capital	180,592	179,684
Accumulated other comprehensive earnings, net of tax	106,017	97,699
Retained earnings	386,968	326,808
Deferred compensation	6,891	6,069
Treasury shares at cost (5,792,753 shares in 2004 and 5,792,487) shares in 2003)	(87,916)	(87,084)
Total shareholders’ equity	$623,661	$554,134
Total liabilities and shareholders’ equity	$739,600	$664,174

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2004	2003	2002
Net investment income	$1,034	$103	$237
Net realized investment gains	519	327	207
Selling, general and administrative expenses	(5,537)	(3,886)	(3,506)
Interest expense on debt	(6,130)	(338)	(914)
	(10,114)	(3,794)	(3,976)
Income tax benefit	(5,274)	(1,364)	(565)
Net loss before equity in net earnings of subsidiaries/investees	(4,840)	(2,430)	(3,411)
Equity in net earnings of subsidiaries/investees	77,876	73,721	39,263
Net earnings	$73,036	$71,291	$35,852
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,095	$487	$(1,968)
Less: reclassification adjustment for gains included in net earnings	(337)	(213)	(134)
Other comprehensive earnings (loss)—parent only	2,758	274	(2,102)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	5,560	26,128	(20,077)
Other comprehensive earnings (loss)	8,318	26,402	(22,179)
Comprehensive earnings	$81,354	$97,693	$13,673

See Notes to Consolidated Financial Statements, as attached in Exhibit 13

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2004	2003	2002
Cash flows from operating activities
Loss before equity in net earnings of subsidiaries/investees	$(4,840)	$(2,430)	$(3,411)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(519)	(327)	(207)
Depreciation	253	240	241
Other items, net	178	319	505
Change in:
Affiliate balances payable	4,246	(5,754)	239
Interest payable, long-term debt	2,479	248	—
Federal income taxes	(512)	593	2,814
CatEPut payment	—	(792)	(950)
Net cash provided by (used in) operating activities	$1,285	$(7,903)	$(769)
Cash flows from investing activities
Purchase of:
Fixed maturities, available-for-sale	—	(39,916)	—
Equity securities, available-for-sale	(24,930)	(423)	(2,740)
Short-term investments, net	(15,006)	—	—
Property and equipment	(286)	(500)	(17)
Sale of:
Fixed maturities, available for sale	39,921	—	—
Equity securities, available-for-sale	5,939	552	10,168
Property and equipment	220	—	46
Capital contributions to subsidiaries	(15,000)	(50,000)	(97,355)
Cash dividends received-subsidiaries/investees	19,586	5,527	5,279
Net cash provided by (used in) investing activities	10,444	(84,760)	(84,619)
Cash flows from financing activities
Proceeds from stock offering	—	10,048	114,620
Proceeds from issuance of long-term debt—bonds	—	98,463	—
Payment on short-term debt	—	(6,500)	(23,500)
Shares issued under stock option plan	1,059	708	431
Treasury shares purchased	(10)	(22)	—
Treasury shares reissued	—	—	635
Cash dividends paid	(12,636)	(9,932)	(7,024)
Net cash provided by (used in) financing activities	(11,587)	92,765	85,162
Net increase (decrease) in cash	142	102	(226)
Cash at beginning of year	(124)	(226)	0
Cash at end of year	$18	$(124)	$(226)

Interest paid on outstanding debt for 2004, 2003 and 2002 amounted to $3.5 million, $0.1 million and $0.9 million, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C(1)	Column E(1)	Column F	Column H
(in thousands) Segment	Deferred policy acquisition costs	Unpaid losses and settlement expenses, gross	Unearned premiums, gross	Premiums earned	Incurred Losses and settlement expenses Current year

Year ended December 31, 2004

Casualty segment	$35,721	$1,011,299	$247,580	$365,617	$257,854
Property segment	15,200	82,922	87,675	98,043	46,872
Surety segment	16,225	38,378	31,950	47,688	12,222

RLI Insurance Group	$67,146	$1,132,599	$367,205	$511,348	$316,948

Year ended December 31, 2003

Casualty segment	$32,798	$795,952	$240,736	$309,548	$218,294
Property segment	15,746	65,850	96,990	107,678	37,822
Surety segment	15,193	41,639	29,916	46,371	21,479

RLI Insurance Group	$63,737	$903,441	$367,642	$463,597	$277,595

Year ended December 31, 2002

Casualty segment	$29,152	$617,238	$211,117	$208,113	$143,399
Property segment	15,290	87,044	107,117	89,228	26,498
Surety segment	15,660	28,556	32,569	50,724	19,700

RLI Insurance Group	$60,102	$732,838	$350,803	$348,065	$189,597

NOTE 1:                 Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(continued)

Years ended December 31, 2004, 2003 and 2002

Column A	Column H	Column I	Column J	Column K
(in thousands) Segment	Incurred Losses and settlement expenses Prior year	Policy acquisition costs	Other operating expenses	Net Premiums written

Year ended December 31, 2004

Casualty segment	$(11,813)	$81,206	$18,810	$370,449
Property segment	(5,137)	27,555	8,353	91,549
Surety segment	6,133	25,834	3,568	49,214

RLI Insurance Group	$(10,817)	$134,595	$30,731	$511,212

Year ended December 31, 2003

Casualty segment	$4,997	$64,522	$16,767	$326,882
Property segment	(5,400)	28,798	7,500	103,508
Surety segment	1,798	25,961	3,722	43,704

RLI Insurance Group	$1,395	$119,281	$27,989	$474,094

Year ended December 31, 2002

Casualty segment	$3,892	$48,603	$12,987	$255,033
Property segment	3,732	27,522	7,004	103,445
Surety segment	5,901	29,418	3,801	55,160

RLI Insurance Group	$13,525	$105,543	$23,792	$413,638

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Segment	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2004

Casualty	$507,972	$147,248	$4,893	$365,617	1.3%
Property	185,417	89,896	2,522	98,043	2.6%
Surety	51,207	4,409	890	47,688	1.9%

RLI Insurance Group Premiums earned	$744,596	$241,553	$8,305	$511,348	1.6%

2003

Casualty	$463,871	$159,054	$4,731	$309,548	1.5%
Property	200,466	95,809	3,021	107,678	2.8%
Surety	53,154	7,723	940	46,371	2.0%

RLI Insurance Group Premiums earned	$717,491	$262,586	$8,692	$463,597	1.9%

2002

Casualty	$358,238	$154,633	$4,508	$208,113	2.2%
Property	188,597	102,510	3,141	89,228	3.5%
Surety	57,925	7,923	722	50,724	1.4%

RLI Insurance Group Premiums earned	$604,760	$265,066	$8,371	$348,065	2.4%

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D		Column E
(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written off)	Amounts commuted	Balance at end of period

2004 Allowance for insolvent reinsurers	$23,013	$5,610	$(454)	$—	$28,169

2003 Allowance for insolvent reinsurers	$19,435	$3,600	$(22)	$—	$23,013

2002 Allowance for insolvent reinsurers	$17,836	$2,349	$(750)	$—	$19,435

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Articles of incorporation	Incorporated by reference to the Company's Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

3.2	By-Laws	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 2002.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the company’s Form 8-K filed December 10, 2003.

10.1	Market Value Potential Plan*	Incorporated by reference to the Company's Form 10-Q for the Second Quarter ended June 30, 1997.

10.2	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company's Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.3	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company's Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637

10.4	Directors' Stock Option Plan*	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’ Stock Plan*	Incorporated by reference to the Company’s Form S-8 filed on July 28, 2004, File No. 333-117714.

10.6	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan*	Attached Exhibit 10.6.

10.7	RLI Corp. Executive Deferred Compensation Plan*	Attached Exhibit 10.7.

10.8	Key Employee Excess Benefit Plan*	Attached Exhibit 10.8.

11.0	Statement re: computation of per share earnings	Refer to the Notes to Consolidated Financial Statements--Note 1L "Earnings per share", on page 29 of the 2004 Financial Report to Shareholders, attached as Exhibit 13.

13.0	2004 Financial Report to Shareholders	Attached Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page
21.1	Subsidiaries of the Registrant	Page 41

23.1	Consent of KPMG LLP	Page 42

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 43

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 44

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 45

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 46

*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.