Form 10-Q
period 2005-03-31
RLI CORP
filed 2005-04-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 18, 2005 the number of shares outstanding of the registrant’s Common Stock was 25,430,297.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

(in thousands, except per share data)	For the Three-Month Period Ended March 31,
(Unaudited)	2005	2004

Net premiums earned	$124,040	$125,898
Net investment income	14,612	12,315
Net realized investment gains	2,984	2,436
	141,636	140,649
Losses and settlement expenses	56,519	75,231
Policy acquisition costs	31,864	32,795
Insurance operating expenses	9,258	7,052
Interest expense on debt	1,810	1,740
General corporate expenses	1,904	1,285
	101,355	118,103
Equity in earnings of uncons. investees	1,259	1,234
Earnings before income taxes	41,540	23,780
Income tax expense	12,233	6,837
Net earnings	$29,307	$16,943

Other comprehensive earnings (loss), net of tax	(17,517)	7,587
Comprehensive earnings	$11,790	$24,530

Earnings per share:
Basic:

Basic net earnings per share	$1.15	$0.67
Basic comprehensive earnings per share	$0.46	$0.97

Diluted:

Diluted net earnings per share	$1.12	$0.65
Diluted comprehensive earnings per share	$0.45	$0.94

Weighted average number of common shares outstanding
Basic	25,385	25,176
Diluted	26,213	26,118

Cash dividends declared per common share	$0.14	$0.11

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

(in thousands, except share data)	March 31 2005	December 31 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,022,439	$1,008,949
Held-to-maturity, at amortized cost	153,545	156,787
Trading, at fair value	13,216	11,939
Equity securities, at fair value	317,140	315,875
Short-term investments, at cost	71,143	76,168
Total investments	1,577,483	1,569,718
Accrued investment income	15,085	15,183
Premiums and reinsurance balances receivable	139,088	146,667
Ceded unearned premium	97,074	101,446
Reinsurance balances recoverable on unpaid losses	520,219	464,180
Deferred policy acquisition costs	65,142	67,146
Property and equipment	18,999	18,335
Investment in unconsolidated investees	44,541	43,398
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	15,791	16,488
TOTAL ASSETS	$2,519,636	$2,468,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,198,741	$1,132,599
Unearned premiums	349,581	367,205
Reinsurance balances payable	76,815	78,062
Notes payable, short-term debt	46,946	46,839
Income taxes-current	19,265	11,612
Income taxes-deferred	29,433	38,966
Bonds payable, long-term debt	100,000	100,000
Other liabilities	67,515	69,831
TOTAL LIABILITIES	1,888,296	1,845,114

Shareholders’ Equity
Common stock ($1 par value)
(31,223,050 shares issued at 3/31/05)
(31,108,607 shares issued at 12/31/04)	31,223	31,109
Paid-in Capital	179,928	180,592
Accumulated other comprehensive earnings	88,499	106,017
Retained Earnings	412,715	386,968
Deferred compensation	7,427	6,891
Less: Treasury shares at cost
(5,792,753 shares at 3/31/05 and 12/31/04)	(88,452)	(87,916)
TOTAL SHAREHOLDERS’ EQUITY	631,340	623,661
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,519,636	$2,468,775

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Period Ended March 31,
(in thousands)	2005	2004

Net cash provided by operating activities	$31,015	$33,017
Cash Flows from Investing Activities
Investments purchased	(64,461)	(132,425)
Investments sold	12,550	74,549
Investments called or matured	14,997	35,373
Net change in short term investments	17,325	(7,538)
Changes in notes receivable	(6,000)	0
Net property and equipment purchased	(1,439)	(425)
Net cash used in investing activities	(27,028)	(30,466)

Cash Flows from Financing Activities
Cash dividends paid	(3,544)	(2,768)
Payments on debt	(107)	0
Proceeds from issuance of debt	214	0
Stock option plan share issuance	(550)	227
Treasury shares purchased	0	(10)
Net cash used in financing activities	(3,987)	(2,551)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in the 2004 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent certified public accountants.  The condensed consolidated balance sheet as of December 31, 2004 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in the 2004 Annual Report on Form 10-K.

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

	For the Three-Month Period Ended March 31, 2005
(in thousands, except per share data)	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Income available to common stockholders	$29,307	25,385	$1.15
Effect of Dilutive Securities
Incentive Stock Options	—	828

Diluted EPS
Income available to common stockholders	$29,307	26,213	$1.12

	For the Three-Month Period Ended March 31, 2004
(in thousands, except per share data)	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Income available to common stockholders	$16,943	25,176	$0.67

Effect of Dilutive Securities
Incentive Stock Options	—	942

Diluted EPS
Income available to common stockholders	$16,943	26,118	$0.65

Other Accounting Standards:  In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation” and provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Because we have not elected to adopt the fair-value-based method of accounting for stock compensation, the transitional provisions of this statement did not impact us. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The disclosure provisions became effective for annual reporting in 2002 and interim reporting in 2003.

In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement.  The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R.  The effect of this ruling is to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.  As a result, the accounting provisions of SFAS 123R will become effective beginning in 2006 for our financial statements.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three-Month Period Ended March 31,
(in thousands, except per share data)	2005	2004
Net income, as reported	$29,307	$16,943
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(622)	(332)

Pro forma net income	$28,685	$16,611

Earnings per share:
Basic - as reported	$1.15	$0.67
Basic - pro forma	$1.13	$0.66

Diluted - as reported	$1.12	$0.65
Diluted - pro forma	$1.09	$0.64

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods because options normally vest over several years and additional awards may be granted in the future.  Additionally, during the first quarter of 2005, a resolution was adopted by our board of directors permitting the Company to accelerate the vesting of all unvested stock options, including directors’ stock options, effective May 5, 2005; subject to certain share transfer restrictions.  This modification, which will occur prior to the effective date of SFAS 123R, will effectively remove these options from expense consideration under SFAS 123R.  These options will continue to be accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense recorded for accelerated vesting is measured by applying two criteria: (1) the difference between the market price and the option exercise price on the date of acceleration, and (2) the number of options that would have been forfeited as un-exercisable (unvested) had acceleration not occurred.  We have done an initial evaluation of compensation expense using current market price assumptions and our historical forfeiture rate, which is under 10%.  While changes in our estimated stock price are possible and forfeiture assumptions may change, we would expect compensation expense relating to this acceleration to be approximately $500,000.  This expense would be recorded in the period when accelerated vesting takes place. In future periods, we would compare the actual number of options that would have been forfeited as unvested to our assumption at date of acceleration and adjust expense up or down based on that review.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004. Additionally, the plan was also closed to new participants after December 31, 2003. Participants’ benefits may increase in the future based on changes in their final average earnings.  Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings. The table below represents the various components of pension expense for the three month periods ended March 31, 2005 and 2004.

Pension Expense	2005	2004
(in thousands)
Service Cost	$—	$—
Interest Cost	189	179
Expected Return on Assets	(193)	(174)
Prior Service Cost	—	—
Recognition of Transition Asset	(0)	(2)
Recognition of (Gains)/Losses	220	183
Net Periodic Cost	$216	$186

The ERISA required minimum contribution during the fiscal year ending December 31, 2005, is $0. We have not decided whether to contribute any amount in excess of the required minimum contribution.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at March 31, 2005 and December 31, 2004.  Through impairment testing performed during 2004, pursuant to the requirements of SFAS 142, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $113,000 for the first three months of 2005, compared to $156,000 for the same period last year.  At March 31, 2005, net intangible assets totaled $870,000, net of $4.8 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three-month periods ended March 31, 2005 and 2004 is presented below.

	For the Three-Month Periods Ended March 31,
	EARNINGS		REVENUES
SEGMENT DATA (in thousands)	2005	2004	2005	2004
Property	$8,061	$7,945	$21,133	$25,382
Casualty	17,654	2,901	90,607	89,087
Surety	684	(26)	12,300	11,429
Net investment income	14,612	12,315	14,612	12,315
Realized gains	2,984	2,436	2,984	2,436
General corporate expense and interest on debt	(3,714)	(3,025)
Equity in earnings of unconsolidated investee	1,259	1,234
Total segment earnings before income taxes	$41,540	$23,780
Income tax expense	12,233	6,837

Total	$29,307	$16,943	$141,636	$140,649

The following table further summarizes revenues by major product type within each segment:

	For the Three-Month Period Ended March 31,
(in thousands)	2005	2004
Property
Commercial property	$19,292	$23,594
Homeowners/residential property	1,841	1,788
Total	$21,133	$25,382

Casualty
General liability	$44,353	$41,650
Commercial and personal umbrella	14,545	12,593
Commercial transportation	13,879	14,149
Specialty program business	9,922	12,090
Executive products	2,596	3,667
Other	5,312	4,938
Total	$90,607	$89,087

Surety	$12,300	$11,429
Grand Total	$124,040	$125,898

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in the Company’s filings with the Securities & Exchange Commission, including the Form 10-K for the year ended December 31, 2004.

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks and has accounted for 88% of our consolidated revenue for the first three months of 2005 compared to 90% for the same period last year.

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

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other inland marine coverages and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 44% of 2005’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

The casualty portion of our business consists largely of general liability, transportation, multi-peril program business, commercial umbrella, personal umbrella, executive products and other specialty coverages. In addition, we provide employers indemnity and at-home business owners coverage. The casualty book of business is subject to the risk of accurately estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty line may also be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

Critical Accounting Policies

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business and drawing comparisons to our peers.  These measures include gross revenues, gross written premiums, net written premiums and combined ratios.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations.

Gross revenues

This is an RLI-defined metric equaling the sum of gross premiums written, net investment income and realized gains (losses).  It is used by our management as an overall barometer of gross business volume across all operating segments.

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

Combined ratios

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two segments.  First, the expense ratio reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned.  The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio.  The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting profit or loss.  For example, a combined ratio of 95 implies that for every $100 of premium we earn, we record $5 of underwriting profit.

Net Unpaid Loss and Settlement Expenses

“Unpaid losses and settlement expenses,” as shown in the liabilities section of our balance sheet, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (IBNR) claims.  The related asset item, “Reinsurance balances recoverable on unpaid losses and settlement expense,” is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers.  The net of these two items is generally referred to as net unpaid loss and settlement expenses and is commonly referred to in our disclosures regarding the process of establishing these various estimated amounts.

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

Unpaid Losses and Settlement Expenses

We accrue liabilities intended to represent the ultimate settlement cost of losses and loss expenses incurred but not yet settled as of the accounting date.  This includes both claims whose loss circumstances have been reported to us and for which our claims personnel have established estimates of ultimate cost (case reserves), and claims which have occurred, but which have not yet been reported to us (incurred but not reported – or IBNR – reserves). The ultimate cost of both of these categories, and therefore the liability booked to represent their ultimate cost, involve estimates.

The estimates underlying the accrued liabilities are derived from generally accepted actuarial techniques, applied to our actual experience, and take into account insurance industry data to the extent judged relevant to our operations.

Our experience in a given accounting period is affected by all those factors which affect the quality of the business written in competitive coverage marketplaces: the premiums for which the coverage can be sold, the frequency and severity of claims ultimately produced on that business, the terms at which we purchase reinsurance coverage, and our expense structure.  In the estimation of ultimate loss and loss expense liabilities, the factors which most significantly affect the ultimate results are:

•      changes in claim frequency and severity, or, more generally, the underwriting quality of the business written;

•      changes in the coverage sold (limits of coverage, deductibles, exclusions and extensions of coverage, reinsurance terms); and

•      changes in the overall profitability of the competitive coverage marketplace.

One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred.  This requires that liabilities be estimated and recorded in recognition of incurred losses and settlement obligations that have not been reported.  Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect.  Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened in the first quarter of 2005 when favorable experience on casualty business led us to reduce our reserves.  See the three month discussion of results below for further information on this reserve release.

Underwriting Quality of the Business Written

In general, competitive insurance marketplaces change over time. This is particularly true of the excess and surplus lines marketplace.  The principal feature of those changes is the average profitability of business in a given segment, which is principally determined by the premium charged as well as the frequency and severity of claims produced.  Because the quality of business changes continuously, the ultimate profitability of the business being written in the current accounting period must be estimated.  As the quality of the business changes, the reliability of recent experience as a guide to the results of current business weakens.

We therefore monitor changes in the quality of business written by the number of claims per unit of exposure, the cost per claim, and the shifts in the distribution of business by geographic region and product segment.  We incorporate our understanding of those changes into our estimates of the ultimate cost of current claims for which reserves have been established.

Changes in the Coverage Sold

The excess and surplus lines marketplace is characterized by somewhat greater regulatory latitude in coverage terms and pricing.  As competitive marketplace conditions change, our underwriters respond by modifying our coverage terms.  While this is an appropriate response to a changing competitive environment, it also weakens the reliability of past experience as a predictor of the ultimate cost of claims arising from current business.  The admitted marketplaces in which we operate provide for more stable terms and pricing because of their regulated nature.  However, this regulation limits our ability to quickly adapt terms and pricing in light of changing marketplace dynamics.

Reinsurance is also important to our operations.  Reinsurance is purchased in a related, but distinct competitive marketplace which also changes over time. The changes in the relative cost of reinsurance affect the ultimate cost of net loss liabilities for which we accrue reserves.  In general, as we grow and increase our financial capacity to absorb fluctuations in results, our need for, and purchase of, reinsurance may decrease incrementally.

Changes in Overall Profitability

During and immediately after the period in which coverage is provided and the corresponding premiums are earned, there may be little actual claim experience from which to estimate the ultimate cost of those claims.  In particular, for longer-tailed liability lines such as excess coverage, the reporting, case reserving, and settlement of those claims may take considerable time.

We therefore use generally accepted actuarial techniques which use the premiums charged for coverage as a basis for estimating the ultimate cost of losses and loss expenses for relatively immature accident periods.  While this is technically appropriate, it does introduce another variable into the reserve estimate: the changing profitability of premiums for a given product over time.  Since the ultimate profitability of the business written in a given period depends upon all the factors mentioned above, highly accurate profitability estimates of the longer-tailed lines are difficult to achieve.

We have insignificant exposure to asbestos and environmental policy liabilities.  We entered affected liability lines after the industry had already recognized them as a problem, and we adopted appropriate coverage exclusions.  What exposure does exist is through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business.  The majority of that exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.  Although our asbestos and environmental exposure is limited, management cannot determine our ultimate liability with any reasonable degree of certainty.  This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup and because our participation exists in the excess layers of coverage on these risks.

Investment Valuation

Throughout each year, our internal and external investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established and monitored by our board of directors and officers.  This includes selling individual securities that have unrealized losses when the investment manager believes future performance can be improved by buying other securities deemed to offer superior long-term return potential.

We classify our investments in debt and equity securities with readily determinable fair values into one of three categories.  Held-to-maturity securities are carried at amortized cost.  Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. Trading securities are carried at fair value with unrealized gains/losses included in earnings.

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

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. We have not sold any securities for the purpose of generating cash over the last several years to pay claims, dividends or any other expense or obligation.  Accordingly, we believe that our sale activity supports our ability to continue to hold securities in an unrealized loss position until our cost may be recovered.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders.  Such balances are subject to the credit risk associated with the individual reinsurer.  Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers.  Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers.  Further discussion of the security of our recoverable reinsurance balances can be found in note 5 to the financial statements included in our 2004 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs related to the acquisition of insurance contracts.  These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  This would also give effect to the premiums to be earned, related investment income, anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned.  Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Consolidated gross revenues, as displayed in the table that follows, totaled $183.7 million for the first three months of 2005 compared to $197.7 million for the same period in 2004.

	For the Three-Month Period Ended March 31,
Gross revenues (in thousands)	2005	2004

Gross premiums written	$166,135	$182,912
Net investment income	14,612	12,315
Net realized investment gains	2,984	2,436
Total gross revenues	$183,731	$197,663

Gross premium writings of the Group declined 9% from 2004 levels due to decline in property writings, coupled with a slow down in growth in casualty writings.  Net investment income improved 19% to $14.6 million. This growth is attributable to continued positive operating cash flow, coupled with an increased invested asset base.  Additionally, the sale of certain securities during the first three months of 2005 resulted in the recognition of $3.0 million in realized gains.

Consolidated net revenue for the first three months of 2005 increased $1.0 million, or 1%, from the same period in 2004. Net premiums earned was off 1%, due to the continued decline in premium production of our property segment, while net investment income advanced 19%.

Net after-tax earnings for the first three months of 2005 totaled $29.3 million, $1.12 per diluted share, compared to $16.9 million, $0.65 per diluted share, for the same period in 2004.  2005’s results include certain favorable developments from prior year loss reserves. During the quarter, positive development on prior accident year casualty loss reserves resulted in additional pretax earnings of $9.1 million ($0.23 per diluted share). Additionally, losses related to last year’s Florida hurricanes did not develop as expected, improving first quarter 2005’s pretax results by $3.8 million (affecting casualty by $2.8 million and property by $1.0 million), or $.10 per diluted share.  These developments are net of performance-related bonus accruals, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital), which advanced significantly during the quarter. We did not experience similar reserve releases during the first quarter of 2004.

Results for the first three months of 2005 include realized gains of $3.0 million, $0.07 per diluted share, compared to $2.4 million, $0.06 per diluted share for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $11.8 million, $0.45 per diluted share, for the first three months of 2005, compared to comprehensive earnings of $24.5 million, $0.94 per diluted share, for the same period in 2004. Unrealized losses, net of tax, for the first three months of 2005 were $17.5 million, $0.67 per diluted share, compared to unrealized gains of $7.6 million, $0.29 per diluted share, for the same period in 2004.  2005 results were negatively impacted by the rising interest rate environment and volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group declined to $166.1 million for the first three months of 2005, compared to $182.9 million reported for the same period in 2004, as property writings declined markedly. Gross writings for the property segment declined $18.3 million (37%), due to a continued trend of rate softening, increased competition, and a reduced presence in the construction marketplace.  Underwriting income improved to a pre-tax profit of $26.4 million for the first three months of 2005, compared to $10.8 million for the same period in 2004, as all three segments posted improvements.  Results for 2005 were favorably impacted by prior accident year casualty reserve releases, as well as favorable development on last year’s hurricane reserves.  The GAAP combined ratio totaled 78.8 for the first three months of 2005, compared to 91.5 for the same period in 2004.  The Group’s loss ratio decreased to 45.6 for 2005, compared to 59.8 for 2004, reflective of the prior year reserve releases.

	For the Three-Month Period Ended March 31,
	2005	2004
Gross premiums written (in thousands)
Property	$31,519	$49,819
Casualty	120,844	120,171
Surety	13,772	12,922
Total	$166,135	$182,912

Underwriting profits (losses) (in thousands)
Property	$8,061	$7,945
Casualty	17,654	2,901
Surety	684	(26)
Total	$26,399	$10,820

Combined ratio
Property	61.8	68.7
Casualty	80.5	96.7
Surety	94.5	100.3
Total	78.8	91.5

Property

Gross premiums written for the Group’s property segment decreased $18.3 million, or 37% from the same period last year.  For the first three months of 2005, gross property premiums totaled $31.5 million.  Rate softening, which began in 2003, continued in our domestic fire and California earthquake business.  Increased competition and market capacity continue to drive down pricing. Additionally, construction premium declined $12.8 million (85%) in the quarter due to market softening and the re-underwriting of the book. During the quarter, we exited several large accounts, as we shifted our underwriting focus toward smaller to mid-sized accounts.  We would expect construction writings to accelerate in the second quarter and compare more favorably with last year.  Net premiums written and net premiums earned for the segment declined, as well, driven primarily by the continued decline in writings.  Underwriting profit for the property segment was $8.1 million for the first three months of 2005, compared to $7.9 million for the same period in 2004.

Underwriting income for 2005 was favorably impacted by a reduction in reserves for last year’s hurricanes.  Net of related bonuses, this release improved first quarter 2005’s results by $1.0 million.  Additionally, 2005 results were favorably impacted by $2.1 million in increased reinsurance profit commission recognition.  These results translate into a GAAP combined ratio of 61.8 in 2005, compared to 68.7 for the same period last year.  The loss ratio, at 29.7, was 2.5 points better than last year’s posting, due to the release of hurricane reserves.  The expense ratio, at 32.1, declined 4.4 points from last year’s posting, reflective of the increased reinsurance profit commission recognition.  Given the continued decline in premium writings, the fixed nature of certain expenses and normalization of reinsurance costs, the expense ratio is likely to increase in subsequent quarters.

Casualty

The casualty segment posted gross premiums written of $120.8 million for the first three months of 2005, up 1% from 2004.  As expected, rates are beginning to soften at a modest pace in the casualty segment.  Despite this softening, we continue to find opportunities for profitable growth, particularly in transportation and umbrella.  Transportation writings advanced $6.6 million, or 59%, during the quarter, while umbrella was up $1.0 million, or 4%.  Our largest growth contributor over the past several years, general liability, recorded a $2.1 million, or 4%, decline in writing for the quarter, reflective of increased competition in that marketplace.  Additionally, increased competition and an adherence to tight underwriting standards has resulted in the loss of some accounts, particularly in executive products (Directors and Officers liability), where rates continue double digit declines, and in specialty program business.  In executive products, we have begun to shift our underwriting focus away from large-cap public companies, which we believe to be underpriced, and are looking at opportunities in the mid-cap, not-for-profit and private sectors.  As the casualty market softens, we will continue to remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted an underwriting profit of $17.7 million, compared to a profit of $2.9 million for the same period last year.  2005 results include favorable experience on prior accident years (2002 and 2003) for general liability and transportation.  Due to this positive emergence, we released reserves, which improved the segment’s results by $9.1 million, net of related bonuses. Moreover, a re-evaluation of last year’s hurricanes resulted in the release of reserves, adding $2.8 million of underwriting income, net of related bonuses, to 2005 casualty results. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this reserve release.  Overall, the combined ratio for the casualty segment was 80.5 for 2005 compared to 96.7 in 2004. Net of the reserve releases, the combined ratio would have been 93.7, bettering last year’s posting by 3 points.

Surety

The surety segment posted gross premiums written of $13.8 million for the first three months of 2005, up 7% from the same period last year.  Premium growth was experienced in miscellaneous and energy business, areas that have traditionally posted profits, and in contract surety, where results have begun to improve.  For the third consecutive quarter, the segment posted underwriting profits.  First quarter 2005 totaled an underwriting profit of $684,000, compared to an underwriting loss of $26,000 in 2004.  The combined ratio for the surety segment totaled 94.5 in 2005, versus 100.3 for the same period in 2004.  The segment’s loss ratio was 32.8 for 2005, compared to 38.7 for 2004.  2004’s loss ratio was impacted by reserve additions on contract bonds written in 2002 and prior.  The expense ratio remained flat at 61.7, compared to 61.6 in 2004. 2005’s results included a benefit of $240,000 in reinsurance profit commissions, which reduced expenses.  Net of this benefit, the expense ratio for 2005 would have been 63.6, in line with our expectations for the first quarter.  We are encouraged by the improvement in the segment’s underwriting results and have added additional underwriters with the expectation of modest growth for the segment going forward.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex coverage issues.  A detailed discussion on this litigation can be found in note 10 of our 2004 Annual Report on Form 10K.  There have not been any significant changes during the first three months of 2005.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2005, net investment income increased by 18.6% over that reported for the same period in 2004.  The improvement in income is due to increased cash flow from operating and financing activities allocated to the investment portfolio. On an after-tax basis, investment income increased by 18.4%. Operating cash flows were $31.0 million in the first three months of 2005, down slightly from $33.0 million reported for the same period in 2004. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised primarily of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments were as follows for the first three months of 2005 and 2004.

	2005	2004
Pretax Yield
Taxable	4.92%	4.75%
Tax-Exempt	4.01%	4.19%
After-tax Yield
Taxable	3.20%	3.09%
Tax-Exempt	3.80%	3.97%

During the first three months of 2005, the average after-tax yield of the fixed-income portfolio was relatively stable.  The yield increased slightly on taxable bonds but decreased slightly on tax-exempt bonds.

The fixed-income portfolio increased by $11.5 million during the first three months of 2005.  This portfolio had a tax-adjusted total return on a mark-to-market basis of -0.47%.  Our equity portfolio increased by $1.3 million during the first three months of 2005, to $317.1 million. The equity portfolio had a total return of -0.89% during the first three months of 2005.

We maintain an equity investment in Taylor, Bean & Whitaker Mortgage Corp., a private mortgage lender. On October 11, 2004, we converted our warrants into common stock, bringing our total ownership to 21% of outstanding common stock.

We realized a total of $3.0 million in capital gains in the first three months of 2005, compared to capital gains of $2.4 million in the first three months of 2004. The increase in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There have been no losses associated with the other-than-temporary impairment of securities since 2002.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2005, including market value, cost basis, and unrealized gains and losses.

(dollars in thousands)	Cost Basis	3/31/05 Mkt Value	Gains	Gross Unrealized Losses	Net	Unrealized Gain/Loss % (1)
Consumer Discretionary	$12,436	$16,524	$4,255	$(167)	$4,088	32.9%
Consumer Staples	15,436	34,478	19,042	—	19,042	123.4%
Energy	8,357	24,045	15,688	—	15,688	187.7%
Financials	41,179	69,975	29,346	(550)	28,796	69.9%
Healthcare	7,814	23,221	15,423	(16)	15,407	197.2%
Industrials	15,092	33,872	18,780	—	18,780	124.4%
Materials	12,637	20,635	8,104	(106)	7,998	63.3%
Information Technology	11,506	14,714	3,524	(316)	3,208	27.9%
Telecommunications	8,935	13,767	4,832	—	4,832	54.1%
Utilities	45,134	65,909	20,848	(73)	20,775	46.0%
	$178,526	$317,140	$139,842	$(1,228)	$138,614	77.6%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of March 31, 2005. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses
Segmented by Type and Period of Continuous
Unrealized Loss at March 31, 2005

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$7,948	$1,741	$9,689
Cost or Amortized Cost	8,110	1,830	9,940
Unrealized Loss	(162)	(89)	(251)

U.S Agency
Fair value	$141,605	$15,787	$157,392
Cost or Amortized Cost	143,431	16,294	159,725
Unrealized Loss	(1,826)	(507)	(2,333)

Mtge/ABS/CMO
Fair value	$42,683	$0	$42,683
Cost or Amortized Cost	43,277	0	43,277
Unrealized Loss	(594)	(0)	(594)

Corporate
Fair value	$153,777	$53,365	$207,142
Cost or Amortized Cost	157,919	56,587	214,506
Unrealized Loss	(4,142)	(3,222)	(7,364)

States, political subdivisions & revenues
Fair value	$183,026	$9,962	$192,988
Cost or Amortized Cost	185,813	10,296	196,109
Unrealized Loss	(2,787)	(334)	(3,121)

Subtotal, debt securities
Fair value	$529,039	$80,855	$609,894
Cost or Amortized Cost	538,550	85,007	623,557
Unrealized Loss	(9,511)	(4,152)	(13,663)

Common Stock
Fair value	$21,352	$0	$21,352
Cost or Amortized Cost	22,580	0	22,580
Unrealized Loss	(1,228)	(0)	(1,228)

Total
Fair value	$550,391	$80,855	$631,246
Cost or Amortized Cost	561,130	85,007	646,137
Unrealized Loss	(10,739)	(4,152)	(14,891)

The following table shows the composition of the fixed income securities in loss positions at March 31, 2005 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Mkt. Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$576,353	$563,869	$(12,484)	91.4%
2	BBB	Baa	47,204	46,025	(1,179)	8.6%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%
		Total	$623,557	$609,894	$(13,663)	100%

As of March 31, 2005, we held twenty common stock positions that were in unrealized loss positions. The total unrealized losses on these securities were $1.2 million. All of these securities have been in an unrealized loss position for less than six months.

The fixed income portfolio contained 271 positions at a loss as of March 31, 2005. Of these 271 securities, 29 have been in an unrealized loss position for more than 12 consecutive months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first three months of 2005 was 29.4% compared to 28.8% for the same period in 2004. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2005 and 2004 as a result of the following:

	2005		2004
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$14,539	35%	$8,323	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,446)	(4)%	(1,187)	(5)%
Dividends received deduction	(458)	(1)%	(408)	(2)%
Dividends paid deduction	(104)	—	(84)	—
Other items, net	(298)	(1)%	193	1%

Total tax expense	$12,233	29%	$6,837	29%

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

Cash flows from operating activities decreased slightly during the first three months of 2005 compared to last year, primarily due to timing of premium receipts, reinsurance deposits and certain reinsurance recoveries.  The following table summarizes these cash flows for the three month periods ended March 31, 2005 and 2004.

(in thousands)	2005	2004
Cash flows from operating activities	$31,015	$33,017
Cash flows used in investing activities	$(27,028)	$(30,466)
Cash flows used in financing activities	$(3,987)	$(2,551)
Total	$—	$—

We have $100 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. As of March 31, 2005, we were party to nine reverse repurchase agreements (short-term debt) totaling $46.9 million. We are not party to any off-balance sheet arrangements.

At March 31, 2005, we had short-term investments, cash and other investments maturing within one year, of approximately $100.5 million and investments of $365.6 million maturing within five years. We maintain a $40.0 million revolving line of credit with two financial institutions. The facility has a three-year term that expires on May 31, 2005. As of March 31, 2005, no amounts were outstanding on this facility.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2005, our portfolio had a book value of $1.6 billion. Invested assets at March 31, 2005, increased by $7.8 million, from December 31, 2004.

We regularly evaluate our asset allocation among stocks and bonds, and may choose to invest new cash into stocks in the future.  As of March 31, 2005, our fixed-income portfolio had the following rating distribution:

AAA	64.8%
AA	14.5%
A	14.7%
BBB	6.0%
Total	100.00%

As of March 31, 2005, the duration of the fixed income portfolio was 5.01 years. Our fixed-income portfolio remained well diversified, with 670 individual issues as of March 31, 2005. During the first three months of 2005, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was -0.47%.

In addition, at March 31, 2005, our equity portfolio had a value of $317.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities.  These investments are owned by our holding company RLI Corp., and were valued at $29.7 million as of March 31, 2005.  The strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transactional costs and taxes.

As of March 31, 2005, our portfolio had a dividend yield of 3.1% compared to 1.7% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 114 equity securities. During the first three months of 2005, the total return on our equity portfolio on a mark-to-market basis was -0.89%.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2005, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $46.9 million in reverse repurchase debt agreements with maturities from zero to nine months (short-term debt), and $631 million of shareholders’ equity. Debt outstanding comprised 19% of total capital as of March 31, 2005.

Our 115th consecutive quarterly dividend payment was declared in the first quarter of 2005 and paid on April 15, 2005, in the amount of $0.14 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 191st of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2005 without prior approval is $60.6 million. The actual amount paid in 2004 was $19.6 million.

Interest and fees on debt obligations increased to $1.8 million for the first three months of 2005, up $100,000 from the same period in 2004. This slight increase in expense is the result of rising interest rates in the reverse repurchase markets.  As of March 31, 2005, outstanding debt balances totaled $146.9 million, compared to $147.6 million at March 31, 2004.  The March 31, 2005 debt balance is comprised of the $100 million in senior notes and $46.9 million in reverse repurchase agreements.  The March 31, 2004 balance of $147.6 million consisted of $100 million in senior notes and $47.6 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2005 and 2004:

	2005	2004
Line of Credit	NA	NA
Reverse repurchase agreements	2.51%	1.28%
Total short-term debt	2.68%	1.28%
Senior notes	6.02%	6.02%
Total Debt	4.95%	4.61%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed income securities. From time to time, equity prices and interest rates fluctuate causing an effect on our investment portfolio. We have no exposure to foreign exchange risk and no direct commodity risk.

Our market risk exposures at March 31, 2005, have not materially changed from those identified in our 2004 Annual Report on Form 10-K.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.                    Defaults Upon Senior Securities - Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.                    Other Information - Not Applicable

Item 6.                    Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: April 27, 2005