Form 10-Q
period 2005-06-30
RLI CORP
filed 2005-07-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 19, 2005 the number of shares outstanding of the registrant’s Common Stock was 25,467,693.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Three-Month Period
(in thousands, except per share data)	Ended June 30,
(Unaudited)	2005	2004

Net premiums earned	$123,674	$126,876
Net investment income	14,666	13,362
Net realized investment gains	4,389	1,887
	142,729	142,125
Losses and settlement expenses	49,323	73,554
Policy acquisition costs	35,572	34,030
Insurance operating expenses	9,176	7,513
Interest expense on debt	1,854	1,666
General corporate expenses	1,710	1,164
	97,635	117,927
Equity in earnings of uncons. investees	4,515	1,838
Earnings before income taxes	49,609	26,036
Income tax expense	15,214	7,669
Net earnings	$34,395	$18,367

Other comprehensive earnings (loss), net of tax	13,659	(21,981)
Comprehensive earnings (loss)	$48,054	$(3,614)

Earnings per share:
Basic:

Basic net earnings per share	$1.35	$0.73
Basic comprehensive earnings (loss) per share	$1.89	$(0.14)

Diluted:

Diluted net earnings per share	$1.31	$0.71
Diluted comprehensive earnings (loss) per share	$1.83	$(0.14)

Weighted average number of common shares outstanding
Basic	25,439	25,197
Diluted	26,275	26,034

Cash dividends declared per common share	$0.16	$0.13

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statement of Earnings and Comprehensive Earnings

	For the Six-Month Period
(in thousands, except per share data)	Ended June 30,
(Unaudited)	2005	2004

Net premiums earned	$247,714	$252,774
Net investment income	29,278	25,677
Net realized investment gains	7,373	4,323
	284,365	282,774
Losses and settlement expenses	105,842	148,785
Policy acquisition costs	67,436	66,825
Insurance operating expenses	18,434	14,565
Interest expense on debt	3,664	3,406
General corporate expenses	3,614	2,448
	198,990	236,029
Equity in earnings of uncons. investees	5,774	3,072
Earnings before income taxes	91,149	49,817
Income tax expense	27,447	14,506
Net earnings	$63,702	$35,311

Other comprehensive earnings (loss), net of tax	(3,858)	(14,394)
Comprehensive earnings	$59,844	$20,917

Earnings per share:
Basic:

Basic net earnings per share	$2.51	$1.40
Basic comprehensive earnings per share	$2.35	$0.83

Diluted:

Diluted net earnings per share	$2.43	$1.35
Diluted comprehensive earnings per share	$2.28	$0.80

Weighted average number of common shares outstanding
Basic	25,412	25,187
Diluted	26,244	26,076

Cash dividends declared per common share	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheet

(in thousands, except share data)	June 30 2005	December 31 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,047,681	$1,008,949
Held-to-maturity, at amortized cost	144,636	156,787
Trading, at fair value	15,298	11,939
Equity securities, at fair value	316,092	315,875
Short-term investments, at cost	90,701	76,168
Total investments	1,614,408	1,569,718
Accrued investment income	14,549	15,183
Premiums and reinsurance balances receivable	140,387	146,667
Ceded unearned premium	101,637	101,446
Reinsurance balances recoverable on unpaid losses	535,668	464,180
Deferred policy acquisition costs	68,661	67,146
Property and equipment	19,746	18,335
Investment in unconsolidated investees	49,250	43,398
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	16,153	16,488
TOTAL ASSETS	$2,586,673	$2,468,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,217,565	$1,132,599
Unearned premiums	366,564	367,205
Reinsurance balances payable	84,601	78,062
Notes payable, short-term debt	36,824	46,839
Income taxes-current	12,225	11,612
Income taxes-deferred	38,309	38,966
Bonds payable, long-term debt	100,000	100,000
Other liabilities	53,820	69,831
TOTAL LIABILITIES	1,909,908	1,845,114

Shareholders’ Equity
Common stock ($1 par value) (31,260,446 shares issued at 6/30/05) (31,108,607 shares issued at 12/31/04)	31,260	31,109
Paid-in Capital	181,338	180,592
Accumulated other comprehensive earnings	102,158	106,017
Retained Earnings	443,034	386,968
Deferred compensation	7,421	6,891
Less: Treasury shares at cost (5,792,753 shares at 6/30/05 and 12/31/04)	(88,446)	(87,916)
TOTAL SHAREHOLDERS’ EQUITY	676,765	623,661
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,586,673	$2,468,775

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period
	Ended June 30,
(in thousands)	2005	2004

Net cash provided by operating activities	$78,346	$97,045
Cash Flows from Investing Activities
Investments purchased	(210,126)	(228,083)
Investments sold	140,653	103,127
Investments called or matured	40,956	51,967
Net change in short term investments	(25,136)	(19,152)
Changes in notes receivable	(5,500)	1,500
Net property and equipment purchased	(2,972)	(1,046)
Net cash used in investing activities	(62,125)	(91,687)

Cash Flows from Financing Activities
Cash dividends paid	(7,104)	(5,538)
Payments on debt	(10,228)	(499)
Proceeds from issuance of debt	214	0
Stock option plan share issuance	897	689
Treasury shares purchased	0	(10)
Net cash used in financing activities	(16,221)	(5,358)

Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at June 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2005
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$63,702	25,412	$2.51
Effect of Dilutive Securities
Incentive Stock Options	—	832

Diluted EPS
Income available to common stockholders	$63,702	26,244	$2.43

	For the Six-Month Period Ended June 30, 2004
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$35,311	25,187	$1.40

Effect of Dilutive Securities
Incentive Stock Options	—	889

Diluted EPS
Income available to common stockholders	$35,311	26,076	$1.35

Other Accounting Standards:  In December 2002, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation” and provided alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Because we have not elected to adopt the fair-value-based method of accounting for stock compensation, the transitional provisions of this statement did not impact us. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The disclosure provisions became effective for annual reporting in 2002 and interim reporting in 2003.

In December 2004, the FASB revised Statement No. 123 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement.   The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending
Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R.  The effect of this ruling is to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.  As a result, the accounting provisions of SFAS 123R will become effective for our financial statements beginning in 2006.

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

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

		For the Six-Month Period
		Ended June 30,
(in thousands, except per share data)		2005	2004
Net income, as reported		$63,702	$35,311
Add:	Stock-based employee compensation expense included in reported income, net of related tax effects	487	—
Deduct:	Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(2,442)	(974)
Pro forma net income		$61,747	$34,337

Earnings per share:
	Basic – as reported	$2.51	$1.40
	Basic – pro forma	$2.43	$1.36

	Diluted – as reported	$2.43	$1.35
	Diluted – pro forma	$2.35	$1.32

		For the Three-Month Period
		Ended June 30,
(in thousands, except per share data)		2005	2004
Net income, as reported		$34,395	$18,367
Add:	Stock-based employee compensation expense included in reported income, net of related tax effects	487	—
Deduct:	Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(1,820)	(642)
Pro forma net income		$33,062	$17,725

Earnings per share:
	Basic – as reported	$1.35	$0.73
	Basic – pro forma	$1.30	$0.70

	Diluted – as reported	$1.31	$0.71
	Diluted – pro forma	$1.26	$0.68

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods, as options normally vest over several years and additional awards may be granted in the future.  During the first quarter of 2005, a resolution was adopted by our board of directors permitting the Company to accelerate the vesting of all unvested stock options, including directors’ stock options, effective May 5, 2005; subject to certain share transfer restrictions.  Acceleration was applicable to all stock grants issued prior to May 5, 2005.  This modification, which occurred prior to the effective date of SFAS 123R, effectively removes these options from expense consideration under SFAS 123R.  These options will continue to be accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense recorded for accelerated vesting is measured by applying two criteria: (1) the difference between the market price and the option exercise price on the date of acceleration, and (2) the number of options that would have been forfeited as un-exercisable (unvested) had acceleration not occurred.  Using the guidance set forth in APB 25, our historical forfeiture rate of less than 10%, and certain other assumptions for anticipated retirements, we recorded $750,000 of compensation expense in the second quarter of 2005.  This expense represents our best estimate of the total expense associated with acceleration.  In future periods, we will compare the actual number of options that would have been forfeited as unvested to our assumptions and adjust expense up or down based on that review.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004. Additionally, the plan was also closed to new participants after December 31, 2003. Participants’ benefits may increase in the future based on changes in their final average earnings.  Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings. The table below represents the various components of pension expense for the six month periods ended June 30, 2005 and 2004.

Pension Expense (in thousands)	2005	2004
Service Cost	$—	$—
Interest Cost	379	358
Expected Return on Assets	(387)	(348)
Prior Service Cost	—	—
Recognition of Transition Asset	(0)	(4)
Recognition of (Gains)/Losses	440	366
Net Periodic Cost	$432	$372

The ERISA required minimum contribution during the fiscal year ending December 31, 2005, is $0. We have not decided whether to contribute any amount in excess of the required minimum contribution.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at June 30, 2005 and December 31, 2004.  Impairment testing was performed during the second quarter of 2005, pursuant to the requirements of SFAS 142.  Based upon this review, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $226,000 for the first six months of 2005, compared to $661,000 for the same period last year. At June 30, 2005, net intangible assets totaled $757,000, net of $4.9 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the six-month periods ended June 30, 2005 and 2004 is presented below.

	For the Six-Month Periods Ended June 30,
	EARNINGS		REVENUES
SEGMENT DATA (in thousands)	2005	2004	2005	2004
Property	$13,451	$16,129	$42,046	$49,507
Casualty	41,055	6,597	180,831	179,852
Surety	1,496	(127)	24,837	23,415
Net investment income	29,278	25,677	29,278	25,677
Realized gains	7,373	4,323	7,373	4,323
General corporate expense and interest on debt	(7,278)	(5,854)
Equity in earnings of unconsolidated investee	5,774	3,072
Total segment earnings before income taxes	$91,149	$49,817
Income tax expense	27,447	14,506

Total	$63,702	$35,311	$284,365	$282,774

The following table further summarizes revenues by major product type within each segment:

	For the Six-Month Period
	Ended June 30,
(in thousands)	2005	2004
Property
Commercial property	$38,198	$45,969
Homeowners/residential property	3,848	3,538
Total	$42,046	$49,507

Casualty
General liability	$88,716	$85,270
Commercial and personal umbrella	29,310	25,664
Commercial transportation	27,007	27,506
Specialty program business	20,796	23,797
Executive products	4,739	7,427
Other	10,263	10,188
Total	$180,831	$179,852

Surety	$24,837	$23,415
Grand Total	$247,714	$252,774

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

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks and has accounted for 87% of our consolidated revenue for the first six months of 2005 compared to 89% for the same period last year.

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

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other inland marine coverages, ocean marine and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 39% of 2005’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs.

Unpaid Losses and Settlement Expenses

We accrue liabilities intended to represent the ultimate settlement cost of losses and loss expenses incurred but not yet settled as of the accounting date.  This includes both claims whose loss circumstances have been reported to us and for which our claims personnel have established estimates of ultimate cost (case reserves), and claims which have occurred, but which have not yet been reported to us (incurred but not reported — or IBNR — reserves). The ultimate cost of both of these categories, and therefore the liability booked to represent their ultimate cost, involve estimates.

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

One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred.  This requires that liabilities be estimated and recorded in recognition of incurred losses and settlement obligations that have not been reported.  Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect.  Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened in the first and second quarters of 2005, when favorable experience on casualty business led us to reduce our reserves. Further information on these reserve releases is contained in the discussion of results below.

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

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Consolidated gross revenues, as displayed in the table that follows, totaled $402.2 million for the first six months of 2005 compared to $412.6 million for the same period in 2004.

	For the Six-Month Period
	Ended June 30,
Gross revenues (in thousands)	2005	2004

Gross premiums written	$365,545	$382,555
Net investment income	29,278	25,677
Net realized investment gains	7,373	4,323
Total gross revenues	$402,196	$412,555

Gross premiums written for the Group declined 4% from 2004 levels due to a decline in property writings, coupled with a slowdown in growth of casualty writings.  Net investment income improved 14% to $29.3 million.  This growth is attributable to continued positive operating cash flow, coupled with an increased invested asset base.  Additionally, the sale of certain securities during the first six months of 2005 resulted in the recognition of $7.4 million in realized gains.

Consolidated net revenue for the first six months of 2005 increased $1.6 million, or 1%, from the same period in 2004. Net premiums earned was off 2%, due to the continued decline in premium production of our property segment, while net investment income advanced 14%.

Net after-tax earnings for the first six months of 2005 totaled $63.7 million, $2.43 per diluted share, compared to $35.3 million, $1.35 per diluted share, for the same period in 2004.  Results for 2005 include certain favorable developments from prior years’ loss reserves.  We did not experience similar reserve releases during the first six months of 2004.  During the second quarter of 2005, positive development on prior accident year’s casualty loss reserves resulted in additional pretax earnings of $16.1 million ($0.40 per diluted share).  Mid-year results also include positive first quarter development on prior accident years’ casualty loss reserves of $9.1 million ($0.23 per diluted share). Additionally, losses related to last year’s Florida hurricanes did not develop as expected, improving first quarter 2005’s results by $3.8 million (affecting casualty by $2.8 million and property by $1.0 million), or $.10 per diluted share.  These amounts are net of performance-related bonus accruals, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital), which advanced significantly during 2005 due to these positive developments.

Results for the first six months of 2005 include realized gains of $7.4 million, $0.18 per diluted share, compared to $4.3 million, $0.10 per diluted share for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $59.8 million, $2.28 per diluted share, for the first six months of 2005, compared to comprehensive earnings of $20.9 million, $0.80 per diluted share, for the same period in 2004. Unrealized losses, net of tax, for the first six months of 2005 were $3.9 million, $0.15 per diluted share, compared to unrealized losses of $14.4 million, $0.55 per diluted share, for the same period in 2004.  Both periods were negatively impacted, to varying degrees, by rising interest rates and volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group declined to $365.5 million for the first six months of 2005, compared to $382.6 million reported for the same period in 2004, as property writings declined markedly and casualty growth slowed.  Gross writings for the property segment declined $21.5 million (21%), due to a continued trend of rate softening, increased competition, and a reduced presence in the construction marketplace.  Underwriting income improved to a pre-tax profit of $56.0 million for the first six months of 2005, compared to $22.6 million for the same period in 2004, as the surety and casualty segments posted improvements.  Results for 2005 were favorably impacted by prior accident years’ casualty reserve releases, as well as favorable development on last year’s hurricane reserves. The GAAP combined ratio totaled 77.4 for the first six months of 2005, compared to 91.1 for the same period in 2004.  The Group’s loss ratio decreased to 42.7 for 2005, compared to 58.9 for 2004, reflective of the prior accident years’ reserve releases.

	For the Six-Month Period Ended June 30,
	2005	2004
Gross premiums written (in thousands)
Property	$80,648	$102,140
Casualty	254,292	252,460
Surety	30,605	27,955
Total	$365,545	$382,555

Underwriting income (losses) (in thousands)
Property	$13,451	$16,129
Casualty	41,055	6,597
Surety	1,496	(127)
Total	$56,002	$22,599

Combined ratio
Property	68.0	67.4
Casualty	77.3	96.3
Surety	94.0	100.5
Total	77.4	91.1

Property

Gross premiums written for the Group’s property segment decreased $21.5 million, or 21% from the same period last year.  For the first six months of 2005, gross property premiums totaled $80.6 million.  Rate softening, which began in 2003, continued to impact the segment.  Increased competition and market capacity continue to drive down pricing, particularly on our California earthquake business.  Additionally, construction premium declined $17.8 million (74%) due to market softening and the re-underwriting of the book. During the first six months, we exited several large accounts, as we shifted our underwriting focus toward smaller to mid-sized accounts.  On a positive note, our new marine division, launched during the second quarter of 2005, added to the segment’s premium, and our domestic fire posted a 7% increase in writings, as account retention increased and new business opportunities materialized.  For the segment, net premiums written and net premiums earned declined, driven primarily by the continued decline in overall writings.  Underwriting profit for the segment was $13.5 million for the first six months of 2005, compared to $16.1 million for the same period in 2004.

Underwriting income for the property segment was favorably impacted by a first quarter 2005 reduction in reserves for last year’s hurricanes.  Net of related bonuses, this release improved 2005’s results by $1.0 million.  Additionally, results for the first half of 2005 were favorably impacted by $1.5 million in increased reinsurance profit commission recognition, due to changes in estimated losses on the related contracts.  These changes served to partially offset the impact of the continued decline in premium writings and the corresponding reduction in revenue.  Results for 2005 translate into a GAAP combined ratio of 68.0, compared to 67.4 for the same period last year.  The loss ratio, at 31.0, was 1.3 points higher than last year’s posting.  Both periods reflect excellent underwriting performance.  The expense ratio, at 37.0, declined 0.7 points from last year’s posting, helped by increased reinsurance profit commission recognition.  Given the continued decline in premium writings, the fixed nature of certain expenses and normalization of reinsurance costs, the expense ratio is likely to increase during the second half of 2005.

Casualty

The casualty segment posted gross premiums written of $254.3 million for the first six months of 2005, up 1% from 2004.  As expected, rates are beginning to soften at a modest pace in the casualty segment.  Despite this softening, we continue to find opportunities for profitable growth, particularly in transportation, umbrella, and executive products.  Transportation writings advanced $4.1 million, or 15%, during the first six months of 2005, while umbrella was up $2.6 million, or 6%.  In executive products (directors and officers liability), we posted improved writings following multiple quarters of declining premiums.  We have shifted our underwriting focus away from large-cap public companies, which we believe to be significantly under-priced, to mid-cap, not-for-profit and private sectors, where pricing is more favorable.  Our largest growth contributor over the past several years, general liability, recorded a $1.9 million, or 2%, decline in writing for the first six months of 2005, reflective of increased competition in that marketplace.  Additionally, our specialty program business declined $6.9 million, or 22%, due to increased competition and exiting certain unprofitable accounts.  As the casualty market softens, we will continue to remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted an underwriting profit of $41.1 million, compared to a profit of $6.6 million for the same period last year.  Results for 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation and specialty programs.  Due to this positive emergence, during the first and second quarters, we released reserves.  These reserve releases improved the segment’s underwriting results by $26.1 million, net of related bonuses.   Moreover, a re-evaluation of last year’s hurricanes resulted in the release of reserves, adding $2.8 million of underwriting income, net of related bonuses. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this first quarter 2005 reserve release.  Overall, the combined ratio for the casualty segment was 77.3 for 2005 compared to 96.3 in 2004. The reserve releases reduced 2005’s combined ratio by 16 points.

Surety

The surety segment posted gross premiums written of $30.6 million for the first six months of 2005, up 9% from the same period last year.  Premium growth was experienced in miscellaneous, commercial and energy business, areas that have traditionally posted profits, and in contract surety, where results have begun to improve.  For the fourth consecutive quarter, the segment posted underwriting profits.  For the first six months of 2005, underwriting profit totaled $1.5 million, compared to an underwriting loss of $127,000 for the same period in 2004.  The combined ratio for the surety segment totaled 94.0 in 2005, versus 100.5 for the same period in 2004.  The segment’s loss ratio was 32.1 for 2005, compared to 38.6 for 2004.  2004’s loss ratio was adversely impacted by reserve additions on contract bonds written in 2002 and earlier.  The expense ratio remained flat at 61.9.  We are encouraged by the improvement in the segment’s underwriting results and have added additional underwriters with the expectation of modest growth for the segment going forward.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  We are currently investigating and evaluating our obligations due to a variety of complex issues.  The bankruptcy aspects of this litigation have been largely resolved by way of a settlement reached in May 2005, pursuant to which the Commercial Money Center (“CMC”) bankruptcy trustee released its claim to the income stream under the leases and its rights under the bonds.  The bankruptcy settlement in effect leaves the banks as the sole entities making claims to the income stream and under the bonds and thus removed a major obstacle to meaningful settlement discussions.  Moreover, the parties continue to await a ruling by the Federal District Court on motions filed in the litigation.

On July 22, 2005, we announced that in the third quarter of 2005, we reached a confidential settlement agreement with Lakeland Bank, one of the banks involved in this litigation.  This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks.  The settlement with Lakeland relates to surety bonds representing 17% of the amount to which the five investor banks had claimed entitlement.  The settlement does not have a material adverse impact on our financial statements taken as a whole.  While it is impossible to ascertain the ultimate outcome of the pending litigation between us and the remaining four investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the remaining banks making claims and we will continue to vigorously assert those defenses in the pending litigation.  We believe that we are adequately reserved for the ultimate outcome of remaining litigation and that resolution will not have a material adverse effect on our financial statements taken as a whole.  However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

Additional commentary on this litigation can be found in Item 3 – Legal Proceedings of our 2004 Annual Report on Form 10K.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2005, net investment income increased by 14.0% over that reported for the same period in 2004.  This improvement was due to an increased asset base and continued positive operating cash flow available for allocation to the investment portfolio. On an after-tax basis, investment income increased by 14.5%. Operating cash flows were $78.3 million in the first six months of 2005, down from $97.0 million reported for the same period in 2004. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised primarily of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments for the first six months of 2005 and 2004 were as follows.

	2005	2004
Pretax Yield
Taxable	4.91%	4.81%
Tax-Exempt	3.99%	4.15%
After-tax yield
Taxable	3.19%	3.13%
Tax-Exempt	3.78%	3.93%

During the first six months of 2005, the average after-tax yield of the fixed-income portfolio was relatively stable.  The yield increased slightly on taxable bonds but decreased slightly on tax-exempt bonds.

The fixed-income portfolio increased by $29.9 million during the first six months of 2005.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.62%.  Our equity portfolio increased by $0.2 million during the first six months of 2005, to $316.1 million. The equity portfolio had a total return of 1.33% during the first six months of 2005.

We realized a total of $7.4 million in capital gains in the first six months of 2005, compared to capital gains of $4.3 million in the first six months of 2004. The increase in net realized gains is due in part to the timing of the sale of individual securities.

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

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2005, including market value, cost basis, and unrealized gains and losses.

	Cost	6/30/05		Gross Unrealized		Unrealized
(dollars in thousands)	Basis	Mkt Value	Gains	Losses	Net	Gain/Loss% (1)
Consumer Discretionary	$12,090	$14,746	$2,834	$(176)	$2,658	22.0%
Consumer Staples	16,934	34,300	17,465	(99)	17,366	102.6%
Energy	8,357	24,304	15,946	—	15,946	190.8%
Financials	35,455	66,857	31,615	(213)	31,402	88.6%
Healthcare	8,594	24,633	16,039	—	16,039	186.6%
Industrials	15,619	33,651	18,074	(42)	18,032	115.4%
Materials	12,168	16,448	5,071	(791)	4,280	35.2%
Information Technology	12,528	15,755	3,422	(196)	3,226	25.8%
Telecommunications	8,935	14,035	5,100	—	5,100	57.1%
Utilities	45,851	71,363	25,512	—	25,512	55.6%
	$176,531	$316,092	$141,078	$(1,517)	$139,561	79.1%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of June 30, 2005. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2005

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$910	$1,999	$2,909
Cost or Amortized Cost	925	2,029	2,954
Unrealized Loss	(15)	(30)	(45)

U.S Agency
Fair value	$31,385	$20,168	$51,553
Cost or Amortized Cost	31,502	20,452	51,954
Unrealized Loss	(117)	(284)	(401)

Mtge/ABS/CMO
Fair value	$27,360	$7,023	$34,383
Cost or Amortized Cost	27,532	7,102	34,634
Unrealized Loss	(172)	(79)	(251)

Corporate
Fair value	$36,812	$45,450	$82,262
Cost or Amortized Cost	37,112	46,551	83,663
Unrealized Loss	(300)	(1,101)	(1,401)

States, political subdivisions & revenues
Fair value	$54,429	$15,645	$70,074
Cost or Amortized Cost	54,717	15,802	70,519
Unrealized Loss	(288)	(157)	(445)

Subtotal, debt securities
Fair value	$150,896	$90,285	$241,181
Cost or Amortized Cost	151,788	91,936	243,724
Unrealized Loss	(892)	(1,651)	(2,543)

Common Stock
Fair value	$15,985	$—	$15,985
Cost or Amortized Cost	17,502	—	17,502
Unrealized Loss	(1,517)	—	(1,517)

Total
Fair value	$166,881	$90,285	$257,166
Cost or Amortized Cost	169,290	91,936	261,226
Unrealized Loss	(2,409)	(1,651)	(4,060)

The following table shows the composition of the fixed income securities in loss positions at June 30, 2005 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Mkt. Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$225,416	$223,045	$(2,371)	93.2%
2	BBB	Baa	18,308	18,136	(172)	6.8%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%
		Total	$243,724	$241,181	$(2,543)	100%

As of June 30, 2005, we held ten common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.5 million. All of these securities have been in an unrealized loss position for less than nine months.

The fixed income portfolio contained 122 positions at a loss as of June 30, 2005. Of these 122 securities, 38 have been in an unrealized loss position for more than 12 consecutive months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first six months of 2005 was 30.1% compared to 29.1% for the same period in 2004. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2005 and 2004 as a result of the following:

	2005		2004
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$31,902	35%	$17,436	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,914)	(3)%	(2,422)	(5)%
Dividends received deduction	(870)	(1)%	(799)	(2)%
Dividends paid deduction	(210)	—	(172)	—
Other items, net	(461)	(1)%	463	1%

Total tax expense	$27,447	30%	$14,506	29%

LIQUIDITY AND CAPITAL RESOURCES

We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments, and (3) cash flows from financing activities that impact our capital structure, such as changes in debt and shares outstanding.

Cash flows from operating activities decreased during the first six months of 2005 compared to last year, due to an increase in claim payments coupled with a decline in premium volume.  The following table summarizes these cash flows for the six month periods ended June 30, 2005 and 2004.

(in thousands)	2005	2004
Cash flows from operating activities	$78,346	$97,045
Cash flows used in investing activities	$(62,125)	$(91,687)
Cash flows used in financing activities	$(16,221)	$(5,358)
Total	$—	$—

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.

We have begun to reduce our usage of short-term credit facilities through reverse-repurchase transactions at the insurance subsidiaries.  As of December 31, 2004, we were party to nine reverse repurchase agreements (short-term debt) totaling $46.8 million.  As of June 30, 2005, we were party to seven reverse repurchase agreements (short-term debt) totaling $36.8 million. Going forward, it is anticipated that we will continue to pay off the reverse repurchase agreements via operating cash flow.

We are not party to any off-balance sheet arrangements.

At June 30, 2005, we had short-term investments, cash and other investments maturing within one year, of approximately $105.5 million and investments of $336.6 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of June 30, 2005, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2005, our investment portfolio had a book value of $1.6 billion. Invested assets at June 30, 2005, increased by $44.7 million, from December 31, 2004.

As of June 30, 2005, our fixed-income portfolio had the following rating distribution:

AAA	72.5%
AA	12.9%
A	10.3%
BBB	4.3%
Total	100.00%

As of June 30, 2005, the duration of the fixed income portfolio was 4.85 years. Our fixed-income portfolio remained well diversified, with 679 individual issues as of June 30, 2005. During the first six months of 2005, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was 2.62%.

In addition, at June 30, 2005, our equity portfolio had a value of $316.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities.  The strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2005, our portfolio had a dividend yield of 3.0% compared to 1.8% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 113 equity securities. During the first six months of 2005, the total return on our equity portfolio on a mark-to-market basis was 1.33%.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2005, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $36.8 million in reverse repurchase debt agreements with maturities from zero to seven months (short-term debt), and $676 million of shareholders’ equity. Debt outstanding comprised 17% of total capital as of June 30, 2005.

Our 116th consecutive quarterly dividend payment was declared in the second quarter of 2005 and paid on July 15, 2005, in the amount of $0.16 per share.  With this payment, we surpassed the $100 million mark in dividends paid to our shareholders.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

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

Interest and fees on debt obligations increased to $3.7 million for the first six months of 2005, up $258,000 from the same period in 2004. This slight increase in expense is the result of rising interest rates in the reverse repurchase markets.  As of June 30, 2005, outstanding debt balances totaled $136.8 million, compared to $147.1 million at June 30, 2004.  The June 30, 2005 debt balance is comprised of the $100.0 million in senior notes and $36.8 million in reverse repurchase agreements.  The June 30, 2004 balance of $147.1 million consisted of $100.0 million in senior notes and $47.1 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the six month periods ended June 30, 2005 and 2004:

	2005	2004
Line of Credit	NA	NA
Reverse repurchase agreements	2.74%	1.32%
Total short-term debt	2.95%	1.32%
Senior Notes	6.02%	6.02%
Total Debt	5.05%	4.54%

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Consolidated gross revenues, as displayed in the table that follows, totaled $218.5 million for the second quarter of 2005 compared to $214.9 million for the same period in 2004.

	For the Three-Month Period
	Ended June 30,
Gross revenues (in thousands)	2005	2004

Gross premiums written	$199,410	$199,643
Net investment income	14,666	13,362
Net realized investment gains	4,389	1,887
Total gross revenues	$218,465	$214,892

Gross revenue improved 2% from 2004 levels due to increased investment income and realized investment gains.  Net investment income improved 10% to $14.7 million. This growth is attributable to continued positive operating cash flow, coupled with an increased invested asset base.  Additionally, the sale of certain securities during the second quarter of 2005 resulted in the recognition of $4.4 million in realized gains.

Consolidated net revenue for the second quarter of 2005 was flat at $142.7 million.  Net premiums earned were down 3%, due to the continued decline in premium production of our property segment and a shift in mix of business on our casualty segment.  Offsetting this decline, net investment income advanced 10% and realized investment gains more than doubled.

Net after-tax earnings for the second quarter of 2005 totaled $34.4 million, $1.31 per diluted share, compared to $18.4 million, $0.71 per diluted share, for the same period in 2004.  Results for 2005 include certain favorable developments from prior years’ loss reserves.  We did not experience similar reserve releases during the second quarter of 2004.  During the second quarter of 2005, positive development on prior accident years’ casualty loss reserves resulted in additional pretax earnings of $16.1 million ($0.40 per diluted share).  This amount is net of performance-related bonus accruals, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital), which advanced significantly during the quarter.

During the second quarter of 2005, we recorded $4.5 million in equity in earnings of unconsolidated investees, which included $3.9 million relating to Maui Jim.  This result was up significantly from the $1.8 million recorded for the same period in 2004, as Maui Jim experienced exceptional seasonal sales results.  Net sales for Maui Jim advanced 33% and gross margins have improved. Additionally, as a percentage of sales, operating expenses have declined in 2005.  Operating expenses were higher in 2004 due to resources committed to marketing and expansion efforts.

Results for the second quarter of 2005 also include realized gains of $4.4 million, $0.11 per diluted share, compared to $1.9 million, $0.05 per diluted share for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $48.1 million, $1.83 per diluted share, for the second quarter of 2005, compared to a comprehensive loss of $3.6 million, $0.14 per diluted share, for the same period in 2004. Unrealized gains, net of tax, for the second quarter of 2005 were $13.7 million, $0.52 per diluted share, compared to unrealized losses of $22.0 million, $0.85 per diluted share, for the same period in 2004.  Results for 2005 were favorably impacted by improvements in the bond market, while second quarter 2004 results were negatively impacted by volatility in the bond market.

RLI INSURANCE GROUP

Gross premiums written for the Group were flat at $199.4 for the second quarter of 2005.  Underwriting income improved to a pre-tax profit of $29.6 million for the second quarter of 2005, compared to $11.8 million for the same period in 2004, as the surety and casualty segments posted improvements.  Results for the second quarter of 2005 were favorably impacted by prior accident years’ casualty reserve releases.  The GAAP combined ratio totaled 76.1 for the second quarter of 2005, compared to 90.7 for the same period in 2004.  The Group’s loss ratio decreased to 39.9 for the second quarter of 2005, compared to 58.0 for 2004, reflective of the prior year’s reserve releases.

	For the Three-Month Period
	Ended June 30,
	2005	2004
Gross premiums written (in thousands)
Property	$49,129	$52,321
Casualty	133,448	132,289
Surety	16,833	15,033
Total	$199,410	$199,643

Underwriting income (losses) (in thousands)
Property	$5,390	$8,184
Casualty	23,401	3,696
Surety	812	(101)
Total	$29,603	$11,779

Combined ratio
Property	74.2	66.1
Casualty	74.1	95.9
Surety	93.5	100.8
Total	76.1	90.7

Property

Gross premiums written for the Group’s property segment totaled $49.1 million, down $3.2 million (6%) from the same period last year.  While down from last year, this result is a significant improvement over first quarter 2005 production, which was down 37% compared to prior year.  While the segment continues to experience rate softening, our new marine division added to the quarter’s premiums, and our domestic fire posted a 17% increase in writings compared to second quarter of 2004.  Account retention increased and new business opportunities materialized, resulting in this improvement.  For the segment, net premiums written and net premiums earned declined, driven primarily by the continued decline in writings.  Underwriting profit for the property segment was $5.4 million for the second quarter of 2005, compared to $8.2 million for the same period in 2004.

These results translate into a GAAP combined ratio of 74.2, compared to 66.1 for the same period last year.  The loss ratio, at 32.4, while up 5.3 points over last year’s posting, continues to reflect excellent underwriting performance.  Both periods include exceptional seasonal results.  The expense ratio, at 41.8, increased 2.8 points from last year’s posting, reflective of the fixed nature of certain expenses relative to the continued decline in premiums written and earned.

Casualty

The casualty segment posted gross premiums written of $133.4 million for the second quarter of 2005, up 1% from the same period in 2004.  While rates have softened, we continue to find opportunities for profitable growth.  Our largest growth contributor over the past several years, general liability, was flat, while executive products and umbrella showed modest improvements.  As the casualty market softens, we will continue to remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted an underwriting profit of $23.4 million, compared to a profit of $4.0 million for the same period last year.  The segment’s results for the second quarter of 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation, and specialty programs.  Due to this positive emergence, we released reserves, which improved the segment’s results by $16.9 million, net of related bonuses. Overall, the combined ratio for the casualty segment was 74.1 for the second quarter of 2005 compared to 95.9 for the same period in 2004. The reserve releases reduced the combined ratio by 18.7.

Surety

The surety segment posted gross premiums written of $16.8 million for the second quarter of 2005, up 12% from the same period last year.  Premium growth was experienced in miscellaneous, commercial and energy business, areas that have traditionally posted profits, and in contract surety, where results have begun to improve.  For the fourth consecutive quarter, the segment posted underwriting profits.  Second quarter 2005 totaled an underwriting profit of $812,000, compared to an underwriting loss of $101,000 in 2004.  The combined ratio for the surety segment totaled 93.5 in the second quarter of 2005, versus 100.8 for the same period in 2004.  The segment’s loss ratio was 31.5 for 2005, compared to 38.6 for 2004.  2004’s loss ratio was impacted by reserve additions on contract bonds written in 2002 and earlier.  The expense ratio remained flat at 62.0, compared to 62.2 in 2004.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $14.7 million during the second quarter of 2005, an increase of 9.8% over that reported for the same period in 2004.  This improvement was due to an increased asset base and continued positive operating cash flow available for allocation to the investment portfolio.  On an after-tax basis, investment income increased by 10.8%.

Yields on our fixed income investments for the second quarter of 2005 and 2004 are as follows:

	2Q 2005	2Q 2004
Pretax Yield
Taxable	4.89%	4.86%
Tax-Exempt	3.96%	4.12%
After-tax yield
Taxable	3.18%	3.16%
Tax-Exempt	3.75%	3.90%

In the second quarter of 2005, compared to the second quarter of 2004, the average after-tax yield of the fixed-income portfolio was relatively stable.  The yield increased slightly on taxable bonds but decreased slightly on tax-exempt bonds.

We realized $4.4 million in capital gains in the second quarter of 2005, compared to capital gains of $1.9 million in the second quarter of 2004. The increase in net realized gains was due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the second quarters of 2005 or 2004.

INCOME TAXES

The Company’s effective tax rate for the second quarter of 2005 was 31%, compared to 29% for the same period in 2004. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2005 and 2004 as a result of the following:

	2005		2004
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$17,362	35%	$9,113	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,468)	(3)%	(1,235)	(5)%
Dividends received deduction	(411)	(1)%	(390)	(2)%
Dividends paid deduction	(107)	—	(89)	—
Other items, net	(162)	—	270	1%

Total tax expense	$15,214	31%	$7,669	29%

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

Our market risk exposures at June 30, 2005, have not materially changed from those identified in our 2004 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings – – On July 22, 2005, we announced that in the third quarter of 2005, RLI Insurance Company had reached a confidential settlement agreement with Lakeland Bank related to the Commercial Money Center (“CMC”) litigation previously disclosed in various SEC filings, including Item 3 - Legal Proceedings of our 2004 Annual Report on Form 10-K.  This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks, and we continue to await a ruling by the Federal District Court on motions filed in the litigation.  The settlement relates to surety bonds representing approximately 17% of the amount to which the five investor banks had claimed entitlement.  The settlement does not have a material adverse effect on our financial statements taken as a whole.  While it is impossible to ascertain the ultimate outcome of the pending litigation between RLI and the remaining four investor banks at this time, RLI continues to believe it has meritorious defenses with respect to each of the banks making claims against it and will continue to vigorously assert those defenses in the pending litigation.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.                                 Defaults Upon Senior Securities - Not Applicable

Item 4.                                 Submission of Matters to a Vote of Security Holders

At the May 5, 2005 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
John T. Baily	22,115,137	1,471,678
Jordan W. Graham	22,685,796	901,019
Gerald I. Lenrow	22,640,871	945,945

Continuing directors of the Company were: Charles Linke, Jonathan E. Michael, and Edward F. Sutkowski, whose terms expire in 2006, and Richard H. Blum, F. Lynn McPheeters, Gerald D. Stephens and Robert O. Viets, whose terms expire in 2007.

RLI Corp. Omnibus Stock Plan

Votes Cast
For	Against	Abstain
16,514,802	4,653,993	896,451

Item 5.                                 Other Information - Not Applicable

Item 6.                                 Exhibits

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
Date: July 27, 2005