Form 10-Q
period 2005-09-30
RLI CORP
filed 2005-10-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 19, 2005 the number of shares outstanding of the registrant’s Common Stock was 25,500,312.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(in thousands, except per share data)	For the Three-Month Period Ended September 30,
(Unaudited)	2005	2004

Net premiums earned	$126,129	$128,018
Net investment income	15,855	13,654
Net realized investment gains	7,194	4,903
	149,178	146,575
Losses and settlement expenses	69,835	95,578
Policy acquisition costs	34,835	32,771
Insurance operating expenses	8,196	6,797
Interest expense on debt	1,752	1,723
General corporate expenses	1,495	1,075
	116,113	137,944
Equity in earnings of uncons. investees	2,617	1,294
Earnings before income taxes	35,682	9,925
Income tax expense	10,353	1,670
Net earnings	$25,329	$8,255

Other comprehensive earnings (loss),net of tax	(12,129)	13,088
Comprehensive earnings	$13,200	$21,343

Earnings per share:
Basic:

Basic net earnings per share	$0.99	$0.33
Basic comprehensive earnings per share	$0.52	$0.85

Diluted:

Diluted net earnings per share	$0.96	$0.32
Diluted comprehensive earnings per share	$0.50	$0.82

Weighted average number of common shares outstanding
Basic	25,478	25,228
Diluted	26,346	26,064

Cash dividends declared per common share	$0.16	$0.13

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(in thousands, except per share data)	For the Nine-Month Period Ended September 30,
(Unaudited)	2005	2004

Net premiums earned	$373,843	$380,792
Net investment income	45,133	39,331
Net realized investment gains	14,567	9,226
	433,543	429,349
Losses and settlement expenses	175,677	244,363
Policy acquisition costs	102,271	99,596
Insurance operating expenses	26,630	21,362
Interest expense on debt	5,417	5,128
General corporate expenses	5,109	3,524
	315,104	373,973
Equity in earnings of uncons. investees	8,391	4,366
Earnings before income taxes	126,830	59,742
Income tax expense	37,800	16,176
Net earnings	$89,030	$43,566

Other comprehensive earnings (loss),net of tax	(15,988)	(1,306)
Comprehensive earnings	$73,042	$42,260

Earnings per share:
Basic:

Basic net earnings per share	$3.50	$1.73
Basic comprehensive earnings per share	$2.87	$1.68

Diluted:

Diluted net earnings per share	$3.39	$1.67
Diluted comprehensive earnings per share	$2.78	$1.62

Weighted average number of common shares outstanding
Basic	25,434	25,201
Diluted	26,278	26,072

Cash dividends declared per common share	$0.46	$0.37

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30 2005	December 31 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,144,226	$1,008,949
Held-to-maturity, at amortized cost	137,167	156,787
Trading, at fair value	15,380	11,939
Equity securities, at fair value	328,945	315,875
Short-term investments, at cost	46,397	76,168
Total investments	1,672,115	1,569,718
Accrued investment income	15,683	15,183
Premiums and reinsurance balances receivable	118,025	146,667
Ceded unearned premium	106,015	101,446
Reinsurance balances recoverable on unpaid losses	570,348	464,180
Deferred policy acquisition costs	69,771	67,146
Property and equipment	19,847	18,335
Investment in unconsolidated investees	51,879	43,398
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	20,109	16,488
TOTAL ASSETS	$2,670,006	$2,468,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,286,057	$1,132,599
Unearned premiums	373,998	367,205
Reinsurance balances payable	91,328	78,062
Notes payable, short-term debt	21,120	46,839
Income taxes-current	14,346	11,612
Income taxes-deferred	22,853	38,966
Bonds payable, long-term debt	100,000	100,000
Other liabilities	74,221	69,831
TOTAL LIABILITIES	1,983,923	1,845,114

Shareholders’ Equity
Common stock ($1 par value)
(31,293,065 shares issued at 9/30/05)
(31,108,607 shares issued at 12/31/04)	31,293	31,109
Paid-in Capital	181,503	180,592
Accumulated other comprehensive earnings	90,028	106,017
Retained Earnings	464,283	386,968
Deferred compensation	7,575	6,891
Less: Treasury shares at cost
(5,792,753 shares at 9/30/05 and 12/31/04)	(88,599)	(87,916)
TOTAL SHAREHOLDERS’ EQUITY	686,083	623,661
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,670,006	$2,468,775

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period Ended September 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$147,617	$175,317
Cash Flows from Investing Activities
Investments purchased	(386,356)	(339,647)
Investments sold	177,012	125,681
Investments called or matured	65,888	71,186
Net change in short term investments	40,514	(23,271)
Changes in notes receivable	(5,000)	1,500
Net property and equipment purchased	(3,873)	(1,555)
Net cash used in investing activities	(111,815)	(166,106)

Cash Flows from Financing Activities
Cash dividends paid	(11,179)	(8,816)
Payments on debt	(25,932)	(1,057)
Proceeds from issuance of debt	214	115
Stock option plan share issuance	1,095	557
Treasury shares purchased	0	(10)
Net cash used in financing activities	(35,802)	(9,211)

Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at September 30	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in the 2004 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent registered public accountants.  The condensed consolidated balance sheet as of December 31, 2004 has been derived from, and does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of a full year.

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

Pursuant to disclosure requirements contained in Statement of Financial Accounting Standards (SFAS) 128, “Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the financial statements.

	For the Nine-Month Period Ended September 30, 2005
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common Stockholders	$89,030	25,434	$3.50

Effect of Dilutive Securities
Incentive Stock Options	—	844

Diluted EPS
Income available to common Stockholders	$89,030	26,278	$3.39

	For the Nine-Month Period Ended September 30, 2004
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$43,566	25,200	$1.73

Effect of Dilutive Securities
Incentive Stock Options	—	872

Diluted EPS
Income available to common stockholders	$43,566	26,072	$1.67

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

Stock based compensation:  We grant to officers and directors stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognize no initial compensation expense for the stock option grants at the grant date.

Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Nine-Month Period Ended September 30,
(in thousands, except per share data)	2005	2004
Net income, as reported	$89,030	$43,566
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	487	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(2,818)	(1,466)
Pro forma net income	$86,699	$42,100

Earnings per share:
Basic – as reported	$3.50	$1.73
Basic – pro forma	$3.41	$1.67

Diluted – as reported	$3.39	$1.67
Diluted – pro forma	$3.30	$1.61

	For the Three-Month Period Ended September 30,
(in thousands, except per share data)	2005	2004
Net income, as reported	$25,329	$8,255
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(377)	(491)
Pro forma net income	$24,952	$7,764

Earnings per share:
Basic – as reported	$0.99	$0.33
Basic – pro forma	$0.98	$0.31

Diluted – as reported	$0.96	$0.32
Diluted – pro forma	$0.95	$0.30

These pro forma amounts may not be representative of the effects of SFAS 123 on pro forma net income for future periods, as options normally vest over several years and additional awards may be granted in the future.  During the first quarter of 2005, a resolution was adopted by our board of directors authorizing the Company to accelerate the vesting of all unvested stock options, including directors’ stock options, effective May 5, 2005, subject to certain share transfer restrictions.  Acceleration was applicable to all stock grants issued prior to May 5, 2005.  This modification, which occurred prior to the effective date of SFAS 123R, effectively removes these options from expense consideration under SFAS 123R.  These options will continue to be accounted for under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB 25, compensation expense recorded for accelerated vesting is measured by applying two criteria: (1) the difference between the market price and the option exercise price on the date of acceleration, and (2) the number of options that would have been forfeited as un-exercisable (unvested) had acceleration not occurred.  Using the guidance set forth in APB 25, our historical forfeiture rate of less than 10%, and certain other assumptions for anticipated retirements, we recorded $750,000 of compensation expense in the second quarter of 2005.  This expense represents our best estimate of the total expense associated with acceleration.  In future periods, we will compare the actual number of options that would have been forfeited as unvested to our assumptions and adjust expense up or down based on that review.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004. Additionally, the plan was also closed to new participants after December 31, 2003. Participants’ benefits may increase in the future based on changes in their final average earnings.  Future pay increases are indexed to a maximum of 5% annually. Increases in excess of 5% will not be reflected in the determination of participants’ final average earnings. The table below represents the various components of pension expense for the nine month periods ended September 30, 2005 and 2004.

Pension Expense (in thousands)	2005	2004
Service Cost	$—	$—
Interest Cost	567	537
Expected Return on Assets	(581)	(524)
Prior Service Cost	—	—
Recognition of Transition Asset	(0)	(4)
Recognition of (Gains)/Losses	660	549
Net Periodic Cost	$646	$558
Settlement Expense	413	—
Total Pension Cost	$1,059	$558

During September 2005, we had pension payouts that resulted in our year-to-date distributions exceeding the interest cost of the plan.  As a result, we incurred settlement expense of $413,000, relating to these distributions.

While the ERISA required minimum contribution for the fiscal year ending December 31, 2005 was $0, we contributed $525,000 in September to fund plan distributions.  We have not determined whether we will contribute additional amounts during the last quarter of the year.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at September 30, 2005 and December 31, 2004.  Impairment testing was performed during 2005, pursuant to the requirements of SFAS 142.  Based upon this review, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $338,000 for the first nine months of 2005, compared to $1.2 million for the same period last year. At September 30, 2005, net intangible assets totaled $644,000, net of $5.0 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the nine-month periods ended September 30, 2005 and 2004 is presented below.

	For the Nine-Month Periods Ended September 30,
	EARNINGS		REVENUES
SEGMENT DATA (in thousands)	2005	2004	2005	2004
Property	$6,976	$9,926	$65,660	$73,458
Casualty	59,989	5,633	270,359	271,731
Surety	2,300	(88)	37,824	35,603
Net investment income	45,133	39,331	45,133	39,331
Realized gains	14,567	9,226	14,567	9,226
General corporate expense and interest on debt	(10,526)	(8,652)
Equity in earnings of unconsolidated investee	8,391	4,366
Total segment earnings before income taxes	$126,830	$59,742
Income tax expense	37,800	16,176

Total	$89,030	$43,566	$433,543	$429,349

The following table further summarizes revenues by major product type within each segment:

	For the Nine-Month Period Ended September 30,
(in thousands)	2005	2004
Property
Commercial property	$58,229	$68,146
Other property	7,431	5,312
Total	$65,660	$73,458

Casualty
General liability	$133,854	$129,287
Commercial and personal umbrella	44,434	39,361
Commercial transportation	39,729	41,512
Specialty program business	30,312	35,488
Executive products	7,249	10,373
Other	14,781	15,710
Total	$270,359	$271,731

Surety	$37,824	$35,603
Grand Total	$373,843	$380,792

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

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty coverages primarily for commercial risks representing 86% of our consolidated revenue for the first nine months of 2005 compared to 89% for the same period last year.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not be more or less than recorded amounts; if actual liabilities differ from recorded amounts, there will be an adverse or favorable effect on net earnings. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

Our property segment primarily underwrites commercial fire, earthquake, builders’ risk, difference in conditions, other commercial property, marine and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, as approximately 35% of 2005’s total property premiums were written in California. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

Combined ratios

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two components.  First, the expense ratio reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned.  The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio.  The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting profit or loss.  For example, a combined ratio of 95 implies that for every $100 of premium we earn, we record $5 of underwriting profit.

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

Unpaid Losses and Settlement Expenses

We establish liabilities intended to represent the ultimate settlement cost of losses and loss expenses incurred but not yet settled as of the accounting date.  This includes both claims whose loss circumstances have been reported to us and for which our claims personnel have established estimates of ultimate cost (case reserves), and claims which have occurred, but which have not yet been reported to us (incurred but not reported – or IBNR – reserves). The ultimate cost of both of these categories, and therefore the liability booked to represent their ultimate cost, involve estimates.

The estimates underlying the liabilities are derived from generally accepted actuarial techniques, applied to our actual experience, and take into account insurance industry data to the extent judged relevant to our operations.

Our experience in a given accounting period is affected by all those factors that affect the quality of the business written in competitive coverage marketplaces: the premiums for which the coverage can be sold, the frequency and severity of claims ultimately produced on that business, the terms at which we purchase reinsurance coverage, and our expense structure.  In the estimation of ultimate loss and loss expense liabilities, the factors that most significantly affect the ultimate results are:

•                  changes in claim frequency and severity, or, more generally, the underwriting quality of the business written;

•                  changes in the coverage sold (limits of coverage, deductibles, exclusions and extensions of coverage, reinsurance terms); and

•                  changes in the overall profitability of the competitive coverage marketplace.

One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred.  This requires that liabilities be estimated and recorded in recognition of incurred losses and settlement obligations that have not been reported.  Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect.  Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened during 2005, when favorable experience on casualty business led us to reduce our reserves. Further information on these reserve releases is contained in the discussion of results below.

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

Reinsurance is also important to our operations.  Reinsurance is purchased in a related, but distinct competitive marketplace which also changes over time. The changes in the relative cost of reinsurance affect the ultimate cost of net loss liabilities.  In general, as we grow and increase our financial capacity to absorb fluctuations in results, our need for, and purchase of, reinsurance may decrease.

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

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs related to the acquisition of insurance contracts.  These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned.  Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated gross revenues, as displayed in the table that follows, totaled $617.3 million for the first nine months of 2005 compared to $622.7 million for the same period in 2004.

	For the Nine-Month Period Ended September 30,
Gross revenues (in thousands)	2005	2004
Gross premiums written	$557,568	$574,093
Net investment income	45,133	39,331
Net realized investment gains	14,567	9,226
Total gross revenues	$617,268	$622,650

Gross premiums written for the Group declined 3% from 2004 levels due primarily to a decline in property writings.  Net investment income improved 15% to $45.1 million.  This growth is attributable to continued positive operating cash flow, coupled with an increased invested asset base.  Additionally, the sale of certain securities during the first nine months of 2005 resulted in the recognition of $14.6 million in realized gains.

Consolidated net revenue for the first nine months of 2005 increased $4.2 million, or 1%, from the same period in 2004. Net premiums earned was off 2%, due to the continued decline in premium production of our property segment, while net investment income advanced 15%.

Net after-tax earnings for the first nine months of 2005 totaled $89.0 million, $3.39 per diluted share, compared to $43.6 million, $1.67 per diluted share, for the same period in 2004.  Results for 2005 include certain favorable developments from prior years’ loss reserves.  We did not experience similar reserve releases during the first nine months of 2004.  Positive development on prior accident year’s casualty loss reserves resulted in additional pretax earnings of $42.1 million ($1.04 per diluted share).  Additionally, losses related to last year’s Florida hurricanes did not develop as expected, improving 2005’s pretax earnings by $3.8 million (affecting casualty by $2.8 million and property by $1.0 million), or $0.10 per diluted share.  Partially offsetting these favorable developments, we recorded $17.0 million ($0.42 per diluted share) in pretax losses from Hurricanes Katrina and Rita.  Results for 2004 include a similar amount for hurricane losses.  Losses from the four Southeastern U.S. hurricanes reduced income in 2004 by $17.3 million pretax ($0.43 per diluted share).

The amounts disclosed for hurricane losses and favorable loss development are net of performance-related bonus impacts, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital), which has advanced significantly during 2005.

During 2005, we recorded $8.4 million in equity in earnings of unconsolidated investees, which included $6.8 million relating to Maui Jim.  This result was up from the $4.4 million recorded for the same period in 2004, as Maui Jim experienced higher seasonal sales and continued strong operating performance.

Results for the first nine months of 2005 include realized gains of $14.6 million, $0.36 per diluted share, compared to $9.2 million, $0.23 per diluted share for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $73.0 million, $2.78 per diluted share, for the first nine months of 2005, compared to comprehensive earnings of $42.3 million, $1.62 per diluted share, for the same period in 2004. Unrealized losses, net of tax, for the first nine months of 2005 were $16.0 million, $0.61 per diluted share, compared to unrealized losses of $1.3 million, $0.05 per diluted share, for the same period in 2004.  Both periods were negatively impacted, to varying degrees, by volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group declined to $557.6 million for the first nine months of 2005, compared to $574.1 million reported for the same period in 2004, as property writings declined.  Underwriting income for the Group improved to a pre-tax profit of $69.3 million for the first nine months of 2005, compared to $15.5 million for the same period in 2004, as the surety and casualty segments posted improvements.  Results for 2005 were favorably impacted by prior accident years’ casualty reserve releases, as well as favorable development on last year’s hurricane reserves. Results for both 2005 and 2004 include a similar amount in losses from September hurricanes.  The GAAP combined ratio totaled 81.5 for the first nine months of 2005, compared to 96.0 for the same period in 2004.  The Group’s loss ratio decreased to 47.0 for 2005, compared to 64.2 for 2004, reflective of the prior accident years’ reserve releases.

	For the Nine-Month Period Ended September 30,
	2005	2004
Gross premiums written (in thousands)
Property	$126,291	$141,997
Casualty	383,615	389,220
Surety	47,662	42,876
Total	$557,568	$574,093

Underwriting income (losses) (in thousands)
Property	$6,976	$9,926
Casualty	59,989	5,633
Surety	2,300	(88)
Total	$69,265	$15,471

Combined ratio
Property	89.3	86.4
Casualty	77.9	97.9
Surety	93.9	100.2
Total	81.5	96.0

Property

Gross premiums written for the Group’s property segment decreased $15.7 million, or (11%) from the same period last year.  For the first nine months of 2005, gross property premiums totaled $126.3 million.  Rate softening, which began in 2003, continued to impact the segment.  Increased competition and market capacity continue to drive down pricing, particularly on our California earthquake business.  Additionally, construction premium declined $20.5 million (65%) due to market softening and the re-underwriting of the book. During the first nine months, we exited several large accounts, as we shifted our underwriting focus toward smaller to mid-sized accounts.  On a positive note, our new marine division, launched during the second quarter of 2005, added to the segment’s premium, and our domestic fire posted a 17%

increase in writings, as account retention increased and new business opportunities materialized.  For the segment, net premiums written and net premiums earned declined, driven primarily by the continued decline in overall writings.  Underwriting income for the segment was $7.0 million for the first nine months of 2005, compared to $9.9 million for the same period in 2004.  Underwriting income for both 2005 and 2004 has been negatively impacted by hurricane losses.  Results for 2005 include $12.2 in Hurricane Katrina and Rita losses, while results for 2004 include $12.0 million in losses from the four Southeastern hurricanes.  Both numbers are net of related bonus takedowns.  Partially offsetting 2005 hurricane losses, the property segment was favorably impacted by a reduction in reserves for last year’s hurricanes. Net of related bonuses, this release improved 2005’s results by $1.0 million.

Net premium written and earned are down in 2005 due to the continued decline in gross premium writings, particularly in California earthquake and construction.  Results for 2005 translate into a GAAP combined ratio of 89.3, compared to 86.4 for the same period last year.  The loss ratio, at 53.3, was 3.5 points higher than last year’s posting.  While both periods were impacted by similar dollar amounts of hurricane losses, the decline in earned premium in 2005 results in a higher impact to the loss ratio.  The expense ratio, at 36.0, declined 0.6 points from last year’s posting, helped by higher reinsurance profit commission recognition.

Casualty

The casualty segment posted gross premiums written of $383.6 million for the first nine months of 2005, down 1% from 2004.  Rates are beginning to soften at a modest pace in the casualty segment.  Despite this softening, we continue to find opportunities for profitable growth, particularly in umbrella and executive products.  In executive products (directors and officers liability), we posted improved writings for a second consecutive quarter, following multiple quarters of declining premiums.  We have shifted our underwriting focus away from large-cap public companies, which we believe to be significantly under-priced, to mid-cap, not-for-profit and private sectors, where pricing is more favorable.  Despite a slight erosion in rates, general liability, our largest growth contributor over the past several years, posted writings in line with last year and continues to produce profitable results.  Our specialty program business declined $15.7 million, or 34%, due to increased competition and exiting certain unprofitable accounts.  As the casualty market softens, we will continue to remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $60.0 million, compared to income of $5.6 million for the same period last year.  Results for 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation and specialty programs.  Due to this positive emergence, we released reserves.  These reserve releases improved the segment’s underwriting results by $43.8 million, net of related bonuses.   Moreover, a re-evaluation of last year’s hurricanes resulted in the release of reserves, adding $2.8 million of underwriting income, net of related bonuses. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this first quarter 2005 reserve release.  Partially offsetting this improvement, results for 2005 include $5.2 million in costs associated with Hurricanes Katrina and Rita.  Results for 2004 include a similar amount for the four Southeast U.S. hurricanes.  Overall, the combined ratio for the casualty segment was 77.9 for 2005 compared to 97.9 in 2004. The reserve releases reduced 2005’s combined ratio by 17.2 points.

Surety

The surety segment posted gross premiums written of $47.7 million for the first nine months of 2005, up 11% from the same period last year.  Premium growth was experienced in miscellaneous, commercial and energy business, areas that have traditionally posted profits, and in contract surety, where results have begun to improve.  The segment posted underwriting income of $2.3 million, compared to an underwriting loss of $88,000 for the same period in 2004.  The combined ratio for the surety segment totaled 93.9 in 2005, versus 100.2 for the same period in 2004.  The segment’s loss ratio was 32.0 for 2005, compared to 39.1 for 2004.  The loss ratio for 2004 was adversely impacted by reserve additions on contract bonds written in 2002 and earlier.  The expense ratio remained relatively flat at 61.9.  We are encouraged by the improvement in the segment’s underwriting results and have added additional underwriters with the expectation of modest growth for the segment going forward.

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

On July 22, 2005, we announced that we reached a confidential settlement agreement with Lakeland Bank, one of the banks involved in this litigation.  This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks.  The settlement with Lakeland relates to surety bonds representing 17% of the amount to which the five investor banks had claimed entitlement.  The settlement did not have a material adverse impact on our financial statements taken as a whole.  In addition, in August 2005, the Federal District Court denied the banks’ motion for judgment on the pleadings as to RLI outright and subsequently indicated it will order all remaining cases to mandatory mediation.  The litigation will be stayed pending the outcome of those efforts.  While it is impossible to ascertain the ultimate outcome of the pending litigation between us and the remaining four investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the remaining banks making claims and we will continue to vigorously assert those defenses in the pending litigation.  We believe that we are adequately reserved for the ultimate outcome of remaining litigation and that resolution will not have a material adverse effect on our financial statements taken as a whole.  However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

Additional commentary on this litigation can be found in Item 3 – Legal Proceedings of our 2004 Annual Report on Form 10K.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2005, net investment income increased by 14.8% over that reported for the same period in 2004.  This improvement was due to an increased asset base and continued positive operating cash flow available for allocation to the investment portfolio. On an after-tax basis, investment income increased by 14.9%. Operating cash flows were $147.6 million in the first nine months of 2005, down from $175.3 million reported for the same period in 2004. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised largely of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments for the first nine months of 2005 and 2004 were as follows.

Pretax Yield	2005	2004
Taxable	4.89%	4.89%
Tax-Exempt	3.98%	4.08%
After-tax yield
Taxable	3.18%	3.18%
Tax-Exempt	3.77%	3.87%

During the first nine months of 2005, the average after-tax yield of the fixed-income portfolio was relatively stable.  The yield decreased slightly on tax-exempt bonds.

The fixed-income portfolio increased by $119.1 million during the first nine months of 2005.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.35%.  Our equity portfolio increased by $13.1 million during the first nine months of 2005, to $328.9 million. The equity portfolio had a total return of 4.2% during the first nine months of 2005.

We realized a total of $14.6 million in capital gains in the first nine months of 2005, compared to capital gains of $9.2 million in the first nine months of 2004. The increase in net realized gains is due in part to the timing of the sale of individual securities.

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

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2005, including market value, cost basis, and unrealized gains and losses.

	Cost	9/30/05	Gross Unrealized			Unrealized
(dollars in thousands)	Basis	Mkt Value	Gains	Losses	Net	Gain/Loss% (1)
Consumer Discretionary	$12,358	$14,253	$2,057	$(162)	$1,895	15.3%
Consumer Staples	17,496	34,263	17,001	(235)	16,766	95.8%
Energy	8,163	26,412	18,249	—	18,249	223.6%
Financials	46,349	74,409	28,305	(245)	28,060	60.5%
Healthcare	8,917	24,249	15,332	—	15,332	171.9%
Industrials	15,947	34,370	18,492	(70)	18,422	115.5%
Materials	12,168	16,553	5,071	(686)	4,385	36.0%
Information Technology	12,713	16,820	4,197	(89)	4,108	32.3%
Telecommunications	8,935	13,903	4,968	—	4,968	55.6%
Utilities	46,765	73,712	26,948	—	26,948	57.6%
	$189,811	$328,944	$140,620	$(1,487)	$139,133	73.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of September 30, 2005. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2005

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$9,757	$21,714	$31,471
Cost or Amortized Cost	9,969	22,391	32,360
Unrealized Loss	(212)	(677)	(889)

U.S Agency
Fair value	$276,857	$—	$276,857
Cost or Amortized Cost	279,123	—	279,123
Unrealized Loss	(2,266)	—	(2,266)

Mtge/ABS/CMO
Fair value	$72,704	$1,963	$74,667
Cost or Amortized Cost	74,031	1,978	76,009
Unrealized Loss	(1,327)	(15)	(1,342)

Corporate
Fair value	$101,414	$36,870	$138,284
Cost or Amortized Cost	103,629	38,422	142,051
Unrealized Loss	(2,215)	(1,552)	(3,767)

States, political subdivisions & revenues
Fair value	$195,006	$12,530	$207,536
Cost or Amortized Cost	197,209	12,812	210,021
Unrealized Loss	(2,203)	(282)	(2,485)

Subtotal, debt securities
Fair value	$655,738	$73,077	$728,815
Cost or Amortized Cost	663,961	75,603	739,564
Unrealized Loss	(8,223)	(2,526)	(10,749)

Common Stock
Fair value	$20,345	$—	$20,345
Cost or Amortized Cost	21,831	—	21,831
Unrealized Loss	(1,486)	—	(1,486)

Total
Fair value	$676,083	$73,077	$749,160
Cost or Amortized Cost	685,792	75,603	761,395
Unrealized Loss	(9,709)	(2,526)	(12,235)

The following table shows the composition of the fixed income securities in loss positions at September 30, 2005 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC Rating	S&P Rating	Moody’s Rating	Book Value	Mkt. Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$709,598	$699,462	$(10,136)	94.3%
2	BBB	Baa	29,966	29,353	(613)	5.7%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%
		Total	$739,564	$728,815	$(10,749)	100%

As of September 30, 2005, we held seventeen common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.5 million. All of these securities have been in an unrealized loss position for less than nine months.

The fixed income portfolio contained 340 unrealized loss positions as of September 30, 2005. Of these 340 securities, 28 have been in an unrealized loss position for more than 12 consecutive months. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first nine months of 2005 was 30% compared to 27% for the same period in 2004. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2005 and 2004 as a result of the following:

	2005		2004
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$44,391	35%	$20,910	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(4,452)	(4)%	(3,725)	(6)%
Dividends received deduction	(1,288)	(1)%	(1,191)	(2)%
Dividends paid deduction	(328)	—	(272)	—
Other items, net	(523)	—	454	—

Total tax expense	$37,800	30%	$16,176	27%

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

Cash flows from operating activities decreased during the first nine months of 2005 compared to last year, due to an increase in claim payments coupled with a decline in premium volume.  The following table summarizes these cash flows for the nine month periods ended September 30, 2005 and 2004.

(in thousands)	2005	2004
Cash flows from operating activities	$147,617	$175,317
Cash flows used in investing activities	$(111,815)	$(166,106)
Cash flows used in financing activities	$(35,802)	$(9,211)
Total	$—	$—

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.

We have reduced our usage of short-term credit facilities through reverse-repurchase transactions at the insurance subsidiaries.  As of December 31, 2004, we were party to nine reverse repurchase agreements (short-term debt) totaling $46.8 million.  As of September 30, 2005, we were party to four reverse repurchase agreements (short-term debt) totaling $21.1 million. Decisions regarding further reduction of the use of short-term credit facilities will be based on available cash flow and the interest rate environment.

We are not party to any off-balance sheet arrangements.

At September 30, 2005, we had short-term investments, cash and other investments maturing within one year, of approximately $44.6 million and investments of $295.8 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of September 30, 2005, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2005, our investment portfolio had a book value of $1.7 billion. Invested assets at September 30, 2005, increased by $102.4 million, from December 31, 2004.

As of September 30, 2005, our fixed-income portfolio had the following rating distribution:

AAA	75.2%
AA	11.4%
A	9.7%
BBB	3.7%
Total	100.00%

As of September 30, 2005, the duration of the fixed income portfolio was 5.16 years. Our fixed-income portfolio remained well diversified, with 717 individual issues as of September 30, 2005. During the first nine months of 2005, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was 2.35%.

In addition, at September 30, 2005, our equity portfolio had a value of $328.9 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities.  The strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2005, our portfolio had a dividend yield of 2.9% compared to 1.7% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 123 equity securities. During the first nine months of 2005, the total return on our equity portfolio on a mark-to-market basis was 4.2%.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2005, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $21.1 million in reverse repurchase debt agreements with maturities from zero to four months (short-term debt), and $686.1 million of shareholders’ equity. Debt outstanding comprised 15% of total capital as of September 30, 2005.

Our 117th consecutive quarterly dividend payment was declared in the third quarter of 2005 and paid on October 14, 2005, in the amount of $0.16 per share.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

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

Interest and fees on debt obligations increased to $5.4 million for the first nine months of 2005, up $289,000 from the same period in 2004. Rising interest rates in the reverse repurchase markets have been offset by a reduction in the outstanding balance of these instruments.  As of September 30, 2005, outstanding debt balances totaled $121.1 million, compared to $146.6 million at September 30, 2004.  The September 30, 2005 debt balance is comprised of the $100.0 million in senior notes and $21.1 million in reverse repurchase agreements.  The September 30, 2004 balance of $146.6 million consisted of $100.0 million in senior notes and $46.6 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2005 and 2004:

	3Q 2005	3Q 2004
Line of Credit	NA	NA
Reverse repurchase agreements	2.87%	1.45%
Total short-term debt	3.03%	1.56%
Senior notes	6.02%	6.02%
Total Debt	5.15%	4.56%

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated gross revenues, as displayed in the table that follows, totaled $215.1 million for the third quarter of 2005 compared to $210.1 million for the same period in 2004.

	For the Three-Month Period Ended September 30,
Gross revenues (in thousands)	2005	2004

Gross premiums written	$192,023	$191,538
Net investment income	15,855	13,654
Net realized investment gains	7,194	4,903
Total gross revenues	$215,072	$210,095

Gross revenue improved 2% from 2004 levels due to increased investment income and realized investment gains.  Net investment income improved 16% to $15.9 million. This growth is attributable to continued positive operating cash flow, coupled with an increased invested asset base.  Additionally, the sale of certain securities during the third quarter of 2005 resulted in the recognition of $7.2 million in realized gains.

Consolidated net revenue for the third quarter of 2005 increased 2% to $149.2 million.  Net premiums earned were down 1% in the quarter, as growth in property and surety was offset by a reduction in writings on our casualty segment.  Offsetting this decline, net investment income advanced 16% and realized investment gains were up 47%.

Net after-tax earnings for the third quarter of 2005 totaled $25.3 million, $0.96 per diluted share, compared to $8.3 million, $0.32 per diluted share, for the same period in 2004.  Results for both periods were negatively impacted by hurricane losses.  In the third quarter of 2005, we recorded $17.0 million ($0.42 per diluted share) in pretax losses from Hurricanes Katrina and Rita.  During the same quarter last year, we recorded $17.3 million ($0.43 per diluted share) in pretax losses from the four Southeastern U.S. hurricanes.  Results for the third quarter of 2005, however, include certain favorable developments from prior years’ loss reserves.  We did not experience similar reserve releases during the third quarter of 2004.  During the third quarter of 2005, positive development on prior accident years’ casualty loss reserves resulted in additional pretax earnings of $16.9 million ($0.42 per diluted share).  The amounts disclosed for hurricane losses and favorable loss development are net of performance-related bonus impacts, which affected other insurance and general corporate expenses.

During the third quarter of 2005, we recorded $2.6 million in equity in earnings of unconsolidated investees, which included $1.9 million relating to Maui Jim.  This result was up from the $1.3 million recorded for the same period in 2004, as Maui Jim experienced higher seasonal sales and continued strong operating performance.

Results for the third quarter of 2005 also include realized gains of $7.2 million, $0.18 per diluted share, compared to $4.9 million, $0.12 per diluted share for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $13.2 million, $0.50 per diluted share, for the third quarter of 2005, compared to comprehensive earnings of $21.3 million, $0.82 per diluted share, for the same period in 2004. Unrealized losses, net of tax, for the third quarter of 2005 were $12.1 million, $0.46 per diluted share, compared to unrealized gains of $13.1 million, $0.50 per diluted share, for the same period in 2004.  Results for 2005 were negatively impacted by a decline in the bond market, while third quarter 2004 results were favorably impacted by an improvement in the bond market.

RLI INSURANCE GROUP

Gross premiums written for the Group were flat at $192.0 for the third quarter of 2005.  Premium growth experienced in property and surety was offset by a decline in writings on our casualty segment.  Underwriting income improved to $13.3 million for the third quarter of 2005, compared to an underwriting loss of $7.1 million for the same period in 2004, as the surety and casualty segments posted improvements.  While both periods were adversely impacted by hurricane losses, results for the third quarter of 2005 were favorably impacted by prior accident years’ casualty reserve releases.  The GAAP combined ratio totaled 89.5 for the third quarter of 2005, compared to 105.6 for the same period in 2004.  The Group’s loss ratio decreased to 55.4 for the third quarter of 2005, compared to 74.7 for 2004, reflective of the prior year’s reserve releases.

	For the Three-Month Period Ended September 30,
	2005	2004
Gross premiums written (in thousands)
Property	$45,643	$39,857
Casualty	129,323	136,760
Surety	17,057	14,921
Total	$192,023	$191,538

Underwriting income (losses) (in thousands)
Property	$(6,475)	$(6,203)
Casualty	18,934	(964)
Surety	804	39
Total	$13,263	$(7,128)

Combined ratio
Property	127.4	125.9
Casualty	78.9	101.1
Surety	93.8	99.7
Total	89.5	105.6

Property

Gross premiums written for the Group’s property segment totaled $45.6 million, up 15% from the same period last year.  While the segment continued to experience rate softening, our new marine division added to the quarter’s premiums, and our domestic fire posted a 42% increase in writings compared to third quarter of 2004.  Account retention increased and new business opportunities materialized, resulting in this improvement.  Hurricane losses incurred resulted in an underwriting loss for both periods.  Underwriting loss for the third quarter of 2005 was $6.5 million, compared to a loss of $6.2 million for the same period in 2004.  Hurricane losses, net of related bonus adjustments, totaled $12.2 million in 2005 compared to $12.0 million for the same quarter last year.  These results translate into a GAAP combined ratio of 127.4, compared to 125.9 for the same period last year.  The quarter’s loss ratio was 93.0 in 2005 compared to 91.5 in 2004, reflective of hurricane losses incurred.  The expense ratio, at 34.4, is consistent with last year’s result.

Casualty

The casualty segment posted gross premiums written of $129.3 million for the third quarter of 2005, down 5% from the same period in 2004.  The decline in writings is due to a decline in specialty program business, where premiums declined $8.8 million or 57% in the quarter.  Increased competition and exiting certain unprofitable accounts resulted in this decline.

In total, the casualty segment posted underwriting income of $18.9 million, compared to a loss of $1.0 million for the same period last year.  Results for 2005 include favorable experience on prior accident years (2003 and 2004) of our general liability product.  Due to this positive emergence, we released reserves.  These reserve releases improved the segment’s underwriting results by $17.7 million, net of related bonuses.  Partially offsetting this improvement, results for 2005 include $5.2 million in costs associated with Hurricanes Katrina and Rita.  Results for 2004 include a similar amount, $5.6 million, in losses from the four Southeast U.S. hurricanes.  Overall, the combined ratio for the casualty segment was 89.5 for the third quarter of 2005 compared to 105.6 for the same period in 2004. The reserve releases reduced the combined ratio by 19.8.

Surety

The surety segment posted gross premiums written of $17.1 million for the third quarter of 2005, up 14% from the same period last year.  Premium growth was experienced in miscellaneous, commercial and energy business, areas that have traditionally posted profits, and in contract surety, where results have begun to improve.  For the fifth consecutive quarter, the segment posted underwriting income.  Third quarter 2005 totaled underwriting income of $804,000, compared to income of $39,000 in 2004.  The combined ratio for the surety segment totaled 93.8 in the third quarter of 2005, versus 99.7 for the same period in 2004.  The segment’s loss ratio was 31.7 for 2005, compared to 40.0 for 2004.  2004’s loss ratio was impacted by reserve additions on contract bonds written in 2002 and earlier.  The expense ratio increased to 62.1, compared to 59.7 in 2004.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $15.9 million during the third quarter of 2005, an increase of 16.1% over that reported for the same period in 2004.  This improvement was due to an increased asset base and continued positive operating cash flow available for allocation to the investment portfolio.  On an after-tax basis, investment income increased by 15.7%.

Yields on our fixed income investments for the third quarter of 2005 and 2004 are as follows:

	3Q 2005	3Q 2004
Pretax Yield
Taxable	4.81%	5.04%
Tax-Exempt	3.96%	3.90%
After-tax yield
Taxable	3.13%	3.28%
Tax-Exempt	3.75%	3.70%

In the third quarter of 2005, compared to the third quarter of 2004, the average after-tax yield of the fixed-income portfolio was relatively stable.  The yield decreased slightly on taxable bonds but increased slightly on tax-exempt bonds.

We realized $7.2 million in capital gains in the third quarter of 2005, compared to capital gains of $4.9 million in the third quarter of 2004. The increase in net realized gains was due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the third quarters of 2005 or 2004.

INCOME TAXES

The Company’s effective tax rate for the third quarter of 2005 was 29%, compared to 17% for the same period in 2004. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2005 and 2004 as a result of the following:

	2005		2004
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,489	35%	$3,474	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,537)	(4)%	(1,303)	(13)%
Dividends received deduction	(418)	(1)%	(392)	(4)%
Dividends paid deduction	(118)	—	(100)	(1)%
Other items, net	(63)	—	(9)	—

Total tax expense	$10,353	29%	$1,670	17%

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

Our market risk exposures at September 30, 2005, have not materially changed from those identified in our 2004 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings — On July 22, 2005, we announced that in the third quarter of 2005, RLI Insurance Company(RLI) had reached a confidential settlement agreement with Lakeland Bank related to the Commercial Money Center (“CMC”) litigation previously disclosed in various SEC filings, including Item 3 - Legal Proceedings of our 2004 Annual Report on Form 10-K.  This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks.  The settlement relates to surety bonds representing approximately 17% of the amount to which the five investor banks had claimed entitlement.  The settlement does not have a material adverse effect on our financial statements taken as a whole.

In addition, in August 2005, the Federal District Court denied the banks’ motion for judgment on the pleadings as to RLI outright and subsequently indicated it will order all remaining cases to mandatory mediation.  The litigation will be stayed pending the outcome of those efforts.  While it is impossible to ascertain the ultimate outcome of the pending litigation between RLI and the remaining four investor banks at this time, RLI continues to believe it has meritorious defenses with respect to each of the banks making claims against it and will continue to vigorously assert those defenses in the pending litigation.

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
Date: October 26, 2005