Form 10-K
period 2005-12-31
RLI CORP
filed 2006-02-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                          Accelerated filer  ☐                                                                                       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2005, based upon the closing sale price of the Common Stock on June 30, 2005 as reported on the New York Stock Exchange, was $957,114,573. Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 20, 2006 was 25,600,319.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2005 Financial Report to Shareholders for the past year ended December 31, 2005, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2006 annual meeting of security holders to be held May 4, 2006, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 42-43 of this document.

PART I

Item 1. Business

We are a holding company that underwrites selected property and casualty insurance through our insurance subsidiaries. We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley Insurance Company, writes multiple lines insurance on an admitted basis in 49 states and the District of Columbia. Our other subsidiaries are : RLI Underwriting Services, Inc., RLI Insurance Agency, Ltd., RLI Aviation, Inc., RLI Insurance Ltd., Underwriters Indemnity General Agency, Inc. and Safe Fleet Insurance Services, Inc. We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage and oil and gas surety bonds. As a niche company, we also provide types of products not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates,  provides an alternative market for customers with hard-to-place risks and risks that admitted insurers specifically refuse to write. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether a proposal would be a viable product in keeping with our business objectives.

Since 1977, when we first began underwriting specialty property and casualty coverages for commercial risks, highly cyclical market conditions and a number of other factors have influenced our growth and underwriting profits. From 1987 to 2001, the industry experienced generally soft market conditions featuring intensified competition for admitted and surplus lines insurers, resulting in rate decreases. We continually monitored our rates and controlled our costs in an effort to maximize profits during this entrenched soft market condition. Beginning early in 2001, a return to conservative underwriting took place in the industry for virtually all of the products we write. For property business, this pattern continued until the second half of 2003, when rates first plateaued, and then slowly began to decline. This moderate decline continued throughout much of 2004, with some stabilization seen after the October 2004 Hurricanes in Florida. In 2005, property rates began to move up in the aftermath of the industry’s second year of severe hurricane losses. For casualty business, rates remained firm throughout 2003 and stabilized in 2004. In 2005, rate levels declined modestly, a trend we expect to continue in 2006. We do not expect to see significant declines in rate levels. Consequently, we believe that a climate of rate adequacy for our core insurance business continues to exist, as a result of the following influences:

•                                          relatively low interest rates;

•                                          the downgrading or close monitoring of many insurers and reinsurers by rating agencies;

•                                          new corporate governance requirements;

•                                          recognition of the devastating effect that many years of having under-priced business has had on much of the industry, and

•                                          a second consecutive season of catastrophic wind losses.

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

We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain products to retail producers from several of our casualty, surety and property divisions. We produce a limited amount of business under agreements with underwriting general agents under the direction of our product vice presidents. The majority of business is marketed through our branch offices located in Phoenix, Arizona; Los Angeles, California; Oakland, California; Glastonbury, Connecticut; Sarasota, Florida; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Peoria, Illinois; Indianapolis, Indiana; Boston, Massachusetts; St. Louis, Missouri;  Lincoln, Nebraska; Keene, New Hampshire, Summit, New Jersey; New York, New York; Saratoga Springs, New York; Cleveland, Ohio; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

For the year ended December 31, 2005, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all product lines. For the year ended December 31, 2005, no other state or territory accounted for 1.5 percent or more of total direct premiums earned for all product lines.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$141,968	19.4%
New York	103,657	14.2
Florida	79,496	10.9
Texas	72,013	9.8
New Jersey	32,710	4.5
Illinois	25,490	3.5
Pennsylvania	19,540	2.7
Washington	17,234	2.4
Georgia	15,267	2.1
Massachusetts	13,614	1.9
Hawaii	12,845	1.8
Michigan	12,687	1.7
Ohio	12,022	1.6
Tennessee	11,445	1.6
Arizona	11,000	1.5
All Other	150,495	20.4

Total direct premiums	$731,483	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk, known as facultative placements. We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Premiums Written	Year Ended December 31,
(in thousands)	2005	2004	2003
Direct & Assumed	$756,012	$752,588	$742,477
Reinsurance ceded	(261,447)	(241,376)	(268,383)
Net	$494,565	$511,212	$474,094

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

Excess and Surplus Market

The excess and surplus market focuses on hard-to-place risks and risks that admitted insurers specifically refuse to write. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite. The excess and surplus market represented approximately $27 billion, or 6 percent, of the entire $477 billion domestic property and casualty industry, as measured by direct premiums written. For 2005, our excess and surplus operation wrote gross premiums of $405.1 million representing approximately 54 percent of our total gross written premium for the period.

Specialty Admitted Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2005, our specialty admitted operations wrote gross premiums of $350.9 million representing approximately 46 percent of our total gross written premium for the year.

Business Segment Overview

We presently underwrite selected property and casualty insurance across three distinct business segments: casualty, property and surety. See Note 11 to our audited consolidated financial statements included in our 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

 General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net earned premiums from this business totaled $180.3 million, $175.0 million and $131.9 million, or 32 percent, 30 percent and 25 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

 Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a modest degree, in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners coverage is written by us. Net earned premiums from this business totaled $59.8 million, $53.5 million and $42.8 million, or 11 percent, 9 percent and 8 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

 Executive Products

We sell financial products, such as directors’ and officers’( D&O ) liability and other miscellaneous professional liability,  for a variety of low to moderate classes of risks. Events affecting the economy over the past few years resulted in several insurers ceasing to write D&O coverage, which created an opportunity to raise rates significantly and reduce exposures. This situation rapidly changed in early 2004 with the return of price competition, particularly in the large account sector. As a consequence, we have shifted our focus to smaller accounts. Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), Clause 1 (also known as “Side A” coverage) opportunities for investment-grade publicly traded companies, private companies, nonprofit organizations, and sole-sponsored and multi-employer fiduciary liability accounts. We are currently successfully transitioning from primarily writing high layers of excess D&O for publicly traded companies to writing more Clause 1 coverage. Additionally, we are having success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations. Net earned premiums from this business totaled $9.8 million, $13.1 million and $13.9 million, or 2 percent, 2 percent and 3 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

 Specialty Program Business

We began writing program business in 1998 through a broker in New Jersey. We have improved our infrastructure to streamline processing through automation and utilization of new technologies that shorten the time required to launch new products and programs. We continue to develop new programs for a variety of affinity groups. Coverages offered include: commercial property, general liability, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting “in house” while continuing to rely upon program administrators for policy servicing and sales. Net earned premiums from this business totaled $38.3 million, $47.1 million and $50.8 million for 2005, 2004 and 2003, respectively. These amounts represent 7 percent, 8 percent and 10 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

 Commercial Transportation

In 1997, we opened a transportation insurance facility in Atlanta to provide automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. In early 2005, we expanded our focus to include other types of commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net earned premiums from this business totaled $51.7 million, $56.0 million and $50.6 million, or 9 percent, 10 percent and 10 percent of consolidated net revenues for 2005, 2004, and 2003, respectively.

 Other

We offer a variety of other smaller programs in our casualty segment, including deductible buy-back, at-home business, and employer’s excess indemnity. Net earned premiums from these lines totaled $19.0 million, $20.9 million and $19.5 million, or 3 percent, 4 percent and 4 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

Property Segment

 Commercial

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages written in the United States, and inland marine. In 2005, we launched a new marine division, which offers a full array of marine coverages.

We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, and certain industrial and mercantile structures. We also write boiler and machinery coverage under the same management as commercial property. In late 2005, we exited the construction market on the retail level, due to continued poor performance. We will continue to provide limited coverage for builder’s risk and contractors’ equipment through wholesale brokers. In 2005, 2004, and 2003, commercial property net earned premiums totaled $72.2 million, $90.8 million and $100.6 million, or 13 percent, 16 percent, and 19 percent, respectively, of consolidated net revenues.

 Homeowners/Residential

In 1997, we acquired a book of homeowners and dwelling fire business for Hawaii homeowners from the Hawaii Property Insurance Association. In the aftermath of Hurricane Iniki in 1992, this business was available at reasonable rates and terms. Recently, we have curtailed our wind exposure through a more restrictive policy, which limits wind coverage on new business. Net earned premiums from this business totaled $8.3 million, $7.2 million and $7.1 million, or 1 percent of consolidated net revenues for 2005, 2004 and 2003.

Surety Segment

Our surety segment specializes in providing coverage for individuals, contractors, small business owners, small to large corporations, and businesses operating in the energy (plugging and abandonment), petrochemical and refining industries. These bonds are written through independent agencies, regional and national brokers. Net earned premium totaled $51.9 million, $47.7 million, and $46.4 million, or 9 percent, 8 percent and 9 percent of consolidated net revenues for 2005, 2004 and 2003, respectively.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty products. Our primary competitors in our casualty segment include, among others, AIG, St. Paul/Travelers, Scottsdale Insurance, Lexington Insurance Company, General Star, CNA, Chubb, and Great West Casualty Company. Our primary competitors in our property segment include, among others, Lexington Insurance Company, ARCH Insurance Company, General Star, Markel, and St. Paul/Travelers. Our primary competitors in our surety segment include, among others, North American Specialty Insurance Co., CNA Surety, and St. Paul/Travelers. The combination of products, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative products, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse. We offer new products and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. Standard & Poor’s ratings for the industry range from “AAA” (Superior) to “R” (Regulatory Action). Moody’s ratings for the industry range from “Aaa” (Exceptional) to “C” (Lowest). The following table illustrates the range of ratings assigned by each of the three major rating companies that has issued a financial strength rating on our insurance companies:

A.M. Best		Standard & Poor’s		Moody’s
SECURE		SECURE		STRONG
A++, A+	Superior	AAA	Extremely strong	Aaa	Exceptional
A,A-	Excellent	AA	Very strong	Aa	Excellent
B++, B+	Very good	A	Strong	A	Good
		BBB	Good	Baa	Adequate

VULNERABLE		VULNERABLE		WEAK
B,B-	Fair	BB	Marginal	Ba	Questionable
C++,C+	Marginal	B	Weak	B	Poor
C,C-	Weak	CCC	Very weak	Caa	Very poor
D	Poor	CC	Extremely weak	Ca	Extremely poor
E	Under regulatory	R	Regulatory action	C	Lowest
supervision
F	In liquidation
S	Rating suspended

Within-category modifiers		+,-		1,2,3 (1 high, 3 low)

Publications of A.M. Best,  Standard & Poor’s and Moody’s indicate that “A” and “A+” ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms reviews the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

 At December 31, 2005, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance, and RLI Indemnity (RLI Group)	A+, Superior

Standard & Poor’s
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity	A2, Good

For both A.M Best and Standard & Poor’s, the financial strength ratings represented above are affirmations of previously assigned ratings. On August 2nd 2005, Moody’s Investor Services upgraded the financial strength ratings of our insurance subsidiaries to “A2” from “A3”. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. During 2005, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “X” (adjusted policyholders’ surplus of between $500 and $750 million). As of December 31, 2005, the policyholders’ surplus of RLI Group reached $690.5 million.

In conjunction with the financial strength rating upgrade, Moody’s upgraded RLI Corp’s debt rating to “Baa2” from “Baa3” on RLI Corp’s existing $100 million of senior notes maturing in 2014. The debt continues to maintain a Standard & Poor’s rating of “BBB+”, and an A.M. Best rating of “A.”

Reinsurance

We reinsure a significant portion of our property and casualty insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $248 million, $242 million and $263 million in 2005, 2004 and 2003, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We attempt to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Each of the top 10 largest reinsurers (listed below and ranked based on amounts recoverable) are rated “A-” or better by A.M. Best and Standard and Poor’s rating services. Additionally, over 95 percent of our reinsurance recoverables are due from companies rated “A-” or better by A.M. Best and Standard and Poor’s rating services.

The following table sets forth the ten largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2005. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2005.

(dollars in thousands)	A.M. Best Rating	S & P Rating	Net Reinsurer Exposure as of 12/31/2005	Percent of Total	Ceded Premiums Written	Percent of Total

American Reinsurance Company	A	A+	$139,595	21.2%	$27,832	10.6%
General Cologne Re.	A++	AAA	71,890	10.9%	6,073	2.3%
Swiss Reinsurance	A+	AA	50,082	7.6%	19,412	7.4%
Lloyds of London	A	A	48,862	7.4%	23,622	9.0%
Employers Reinsurance Corp	A	A	32,740	5.0%	2,627	1.0%
Berkley Insurance Company	A	A+	30,355	4.6%	22,341	8.5%
Toa-Re	A	AA-	28,315	4.3%	12,593	4.8%
Everest Reinsurance	A+	AA-	28,191	4.3%	17,418	6.7%
Liberty Mutual Insurance	A	A	26,438	4.0%	912	0.3%
Endurance Reinsurance Corp.	A-	A-	22,647	3.4%	17,017	6.5%
All other reinsurers			178,124	27.3%	111,600	42.9%
Total ceded exposure			$657,239	100.00%	$261,447	100.00%

Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure reinsurance contracts, and collection risk, which relates to the ability to collect from the reinsurer on our claims. Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. It is common to find conditions in excess of loss covers, such as occurrence limits, aggregate limits and reinstatement premium charges. Our property, catastrophe, inland marine, construction and surety programs incorporate these types of conditions. At the January 1, 2006 reinsurance renewals, we increased retentions in desired layers under certain programs, such as our excess and surplus lines property product line where retentions increased from $1.1 million to $2.0 million per occurrence. Through our various reinsurance programs, we have generally limited our maximum retained exposure on any one risk to $2.0 million.

In 2005, our property underwriting was supported by $400.0 million in traditional catastrophe reinsurance protection, subject to certain retentions by us. At January 1, 2006, we increased our attachment of catastrophe coverage for California earthquake exposures by $25.0 million, at the same time increasing protection to $450.0 million, subject to certain retentions by us. We actively restructure our catastrophe program in order to maximize limits and minimize costs. Catastrophe reinsurance rates increased 26 percent at January 1, 2006. Catastrophe costs were influenced heavily by the 2005 hurricane losses and subsequent requirements for increased capital imposed by rating agencies.

Catastrophe Management

We continuously monitor and quantify our exposure to earthquake risk, one of our most significant catastrophe exposures, by means of catastrophe exposure models developed by independent experts in that field. For the application of the catastrophe exposure models, exposure and coverage detail is recorded for each risk location. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by events with a Richter magnitude (a measure of the energy released by an earthquake event) equivalent to the earthquake on those faults that represent moderate-to-high loss potential at varying return periods and magnitudes. Utilizing the models including demand surge, our maximum risk tolerance is less than a 3 percent probability that an earthquake event would exceed our reinsurance cover (including facultative, excess of loss, surplus, and cat treaty) by $100 million. Our current portfolio probability of exceeding our reinsurance cover by $100 million is less than 1 percent. We examine the portfolio exposure by considering possible earthquake events of varying magnitudes and return periods, on faults represented in the model. We also have a maximum risk tolerance of less than a 0.4 percent probability that an earthquake event would exceed our reinsurance cover and 100 percent of our surplus. Our current probability that an event would exceed our reinsurance cover and 100 percent of our surplus is 0.005 percent.

Marketing and Distribution

We distribute our products primarily through branch offices that market to wholesale and retail brokers and through independent agents. We also market through underwriting agencies and more recently through e-commerce channels.

Broker Business

The largest volume of broker-generated premium is commercial property, general liability, commercial surety, commercial umbrella and commercial automobile. This business is produced through wholesale and retail brokers who are not affiliated with us.

Independent Agent Business

Our surety segment offers its business through a variety of independent agents. Additionally, we write program business, such as personal umbrella and the in-home business policy, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria, which are incorporated into strict underwriting guidelines. The programs involve prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through our system.

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

E-commerce

We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations, restaurant/bar/tavern operations and in-home businesses, small commercial and personal umbrella risks,  California earthquake and New Madrid earthquake property coverage and surety bonding.

Environmental Exposures

We are subject to environmental claims and exposures through our commercial umbrella, general liability and discontinued assumed reinsurance lines of business. Within these lines, our environmental exposures include environmental site cleanup, asbestos removal and mass tort liability. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2005, 2004 and 2003:

	Inception-to-date at December 31,
(dollars in thousands)	2005	2004	2003
Loss and Loss Adjustment
Expense (LAE) payments
Gross	$46,685	$44,360	$36,219
Ceded	(26,888)	(25,590)	(22,582)

Net	$19,797	$18,770	$13,637
Unpaid losses and LAE at end of year
Gross	$47,391	$43,716	$32,810
Ceded	(30,950)	(28,998)	(24,452)

Net	$16,441	$14,718	$8,358

 Our environmental exposure is limited, relative to that of other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem, and therefore adopted the appropriate coverage exclusions. During 2005, there were no material changes to our environmental exposure. In 2004, net unpaid loss and loss adjustment expense increased by $6.3 million to $14.7 million. The increase in 2004 was principally attributable to the emergence of one claim that arose out of commercial umbrella business written in the early 1980s. The claim is associated with pollution at a Superfund site in New Jersey. Accurate inclusion of the claim in our loss and loss expense reserves was delayed because of the legal complexities involved in such cases, the recognition of the claim as a liability to our insured, and the quantification of the value of the claim. Additionally, the net impact of the claim was larger than would have been the case had all the reinsurance originally applicable to the claim been currently collectible.

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

When a claim is reported, our claim department establishes a “case reserve” for the estimated amount of the ultimate payment of the claim. The estimate reflects the informed judgment of professional claim personnel, based on our reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Estimates for losses incurred but not yet reported (IBNR) are determined on the basis of statistical information, including our past experience. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses.

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

As part of the reserving process, historical data is reviewed and consideration is given to the anticipated impact of various factors, such as legal developments and economic conditions, including the effects of inflation. The reserving process provides implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historic payment patterns and perceived probable trends. Changes in reserves from the prior years’ estimates are calculated based on experience as of the end of each succeeding year (loss and settlement expense development). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For an expanded discussion of loss and settlement expenses and factors affecting their estimation, see Management Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to our audited consolidated financial statements in our 2005 Financial Report to Shareholders, each attached as Exhibit 13 and incorporated by reference herein.

Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on us. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened during 2005, when favorable experience on casualty business led us to reduce our reserves.  Based on the current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2005, are adequate to meet our future obligations.

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2005, 2004 and 2003.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Unpaid losses and LAE at beginning of year:

Gross	$1,132,599	$903,441	$732,838
Ceded	(464,180)	(372,048)	(340,886)
Net	$668,419	$531,393	$391,952
Increase (decrease) in incurred losses and LAE:
Current accident year	313,643	316,948	277,595
Prior accident years	(62,473)	(10,817)	1,395
Total incurred	$251,170	$306,131	$278,990

Loss and LAE payments for claims incurred:
Current accident year	(43,062)	(39,206)	(45,084)
Prior accident years	(137,870)	(129,899)	(94,465)
Total paid	(180,932)	(169,105)	(139,549)

Net unpaid losses and LAE at end of year	$738,657	$668,419	$531,393

Unpaid losses and LAE at end of year:
Gross	$1,331,866	$1,132,599	$903,441
Ceded	(593,209)	(464,180)	(372,048)
Net	$738,657	$668,419	$531,393

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

The table below summarizes our prior accident years’ loss reserve development by segment for 2005, 2004 and 2003.

(in thousands)	2005	2004	2003
(Favorable)/Unfavorable reserve development by segment
Casualty	$(57,505)	$(11,813)	$4,997
Property	(7,581)	(5,137)	(5,400)
Surety	2,613	6,133	1,798
Total	$(62,473)	$(10,817)	$1,395

A discussion of significant components of reserve development for the three most recent calendar years follows:

2005. During 2005, we experienced $62.5 million of favorable development. Of this total, approximately $57.5 million of favorable development occurred in the casualty segment. This development is primarily from accident years 2002, 2003, and 2004 for our general liability, specialty programs, and transportation products. During those years, we produced significant new business with new exposures. Our experience in those years has been favorable due to lower than anticipated frequency and severity. During 2005, the emergence of losses lower than expected caused our estimates to decrease. In response to this favorable emergence, we released approximately $36.8 million, $11.6 million, and $6.3 million of IBNR loss and LAE reserves for general liability, specialty programs, and transportation, respectively. These releases comprise a majority of the favorable development within our casualty segment.

The property segment also experienced $7.6 million of favorable development. A portion of this positive development is due to releasing IBNR held for the 2004 hurricanes. Overall, the surety segment experienced $2.6 million in adverse development. Reserve additions on surety coverages for the 2002 accident year exceeded favorable experience on surety coverages for accident years prior to 2002.

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

The following table presents the development of our balance sheet reserves from 1995 through 2005. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

	Year Ended December 31,
(Dollars in thousands)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	& Prior
Net Liability for unpaid losses and Settlement expenses at end of the year	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657
Paid (cumulative as of:
One year later	37,505	47,999	54,927	53,892	65,216	92,788	98,953	94,465	129,899	137,870
Two years later	75,485	85,342	98,188	88,567	113,693	155,790	159,501	182,742	212,166
Three years later	103,482	112,083	120,994	114,465	149,989	192,630	211,075	234,231
Four years later	121,312	129,846	136,896	132,796	172,443	222,870	238,972
Five years later	132,045	139,006	149,324	145,888	191,229	237,464
Six years later	137,729	146,765	159,048	159,153	200,610
Seven years later	143,393	154,082	168,984	165,277
Eight years later	148,075	161,418	173,367
Nine years later	152,049	165,138
Ten years later	153,304

Liability re-estimated as of:
One year later	220,185	240,264	245,150	243,270	273,230	309,021	340,775	393,347	520,576	605,946
Two years later	228,636	242,865	248,762	233,041	263,122	301,172	335,772	394,297	485,146
Three years later	222,761	233,084	232,774	229,750	263,639	314,401	344,668	397,772
Four years later	210,876	219,888	220,128	217,476	262,156	319,923	355,997
Five years later	202,596	207,148	218,888	207,571	264,383	323,698
Six years later	191,805	201,245	209,884	205,563	264,569
Seven years later	186,884	193,793	210,843	204,002
Eight years later	180,242	195,471	213,095
Nine years later	179,781	199,156
Ten years later	183,724

Net cumulative redundancy (deficiency)	$48,584	$48,650	$35,457	$43,260	$10,345	$(23,644)	$(28,747)	$(5,820)	$46,247	$62,473

Gross liability	$418,986	$405,801	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866
Reinsurance recoverable	(186,678)	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)
Net liability	$232,308	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657

Gross re-estimated liability	$371,754	$371,548	$423,909	$382,962	$630,639	$795,279	$791,200	$903,386	$986,622	$1,119,357
Re-estimated recoverable	(188,030)	(172,392)	(210,814)	(178,960)	(366,070)	(471,581)	(435,203)	(505,614)	(501,476)	(513,411)
Net re-estimated liability	$183,724	$199,156	$213,095	$204,002	$264,569	$323,698	$355,997	$397,772	$485,146	$605,946
Gross cumulative redundancy (deficiency)	$47,232	$34,253	$(19,646)	$32,561	$(110,145)	$(255,529)	$(186,695)	$(170,548)	$(83,181)	$13,242

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

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Statutory net premiums written	$494,565	$511,212	$474,094	$413,638	$315,213
Policyholders’ surplus	690,547	605,967	546,586	401,269	289,997
Ratio	0.7 to 1	0.8 to 1	0.9 to 1	1.0 to 1	1.1 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2005	2004	2003	2002	2001

Loss ratio	51.1	59.9	60.2	58.4	57.1

Expense ratio	34.9	32.3	31.8	37.2	40.1

Combined ratio	86.0	92.2	92.0	95.6	97.2

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

	Year Ended December 31,
Statutory	2005		2004		2003		2002		2001

Loss ratio	51.1		59.9		60.2		58.4		57.1

Expense ratio	35.6		33.9		32.9		34.0		38.7

Combined ratio	86.7		93.8		93.1		92.4		95.8

Industry combined ratio	105.3	(1)	98.3	(2)	100.1	(2)	107.4	(2)	115.9	(2)

(1)                                  Source:  Insurance Information Institute. Estimated for the year ended December 31, 2005

(2)                                  Source:  A.M. Best Aggregate & Averages — Property-Casualty (2005 Edition) statutory basis.

Investments

Oversight of our investment policies is conducted by our board of directors and officers. We follow an investment policy that is reviewed quarterly and revised periodically.

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

During 2005, we allocated the majority of our operating, financing and portfolio cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value with a bias towards after tax returns. As of December 31, 2005, 96 percent of the fixed income portfolio was rated A or better and 88 percent was rated AA or better. The majority of our fixed income investments are U.S. government or A-rated or better taxable and tax-exempt securities.

As of December 31, 2005, the municipal bond component of the fixed income portfolio increased $31.9 million, to $522.4 million and comprised 39 percent of our total fixed income portfolio, versus 42 percent of the total portfolio at year-end 2004. Investment grade corporate securities totaled $323.4 million compared to $420.2 million at year-end 2004 and comprised 24 percent of our total fixed income portfolio versus 36 percent at year-end 2004. The taxable U.S. government and agency portion of the fixed income portfolio increased by $218.5 million to $485.6 million, or 37 percent, of the total versus 23 percent at year-end 2004.

We currently classify 10percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (89 percent) or trading (1 percent) and are carried at fair market value. As of December 31, 2005, we maintained $1.2 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2005, are as follows:

(thousands)	Par Value	Amortized Cost	Fair Value	Carrying Value
2006	$23,480	$23,481	$23,664	$23,507
2007	27,125	27,217	27,651	27,314
2008	61,996	62,599	62,083	61,708
2009	82,641	85,105	85,596	84,780
2010	92,915	95,348	95,852	95,234
2011	132,405	137,689	138,257	134,520
2012	165,090	170,625	171,276	170,978
2013	96,606	102,088	103,239	102,549
2014	100,751	107,205	106,781	106,539
2015	140,464	142,799	141,707	141,534
2016	24,800	26,900	26,755	26,747
2017	35,630	37,251	36,918	36,918
2018	32,122	34,160	33,540	33,540
2019	30,213	32,274	31,641	31,641
2020	14,467	14,636	14,474	14,474
2021	3,378	3,703	3,821	3,821
2022	4,778	4,661	4,700	4,700
2023	9,956	11,058	11,034	11,034
2024	0	0	0	0
2025	3,838	3,834	3,778	3,778
2026	0	0	0	0
2027	0	0	0	0
2028	35	35	36	36
2029	4,012	4,141	3,970	3,970
2030	9,245	9,258	9,075	9,075
2031	9,002	9,045	9,207	9,207
2032	22,731	22,856	22,431	22,431
2033	63,165	63,751	62,419	62,419
2034	38,455	38,652	38,020	38,020
2035	21,179	21,814	21,763	21,763
2036	3,172	3,178	3,191	3,191
2037	2,000	2,006	2,004	2,004
2038	5,224	5,231	5,120	5,120
2039	7,100	7,285	7,114	7,114
2040	8,000	7,895	7,665	7,665
2041	12,450	12,643	12,313	12,313
2042	6,270	6,870	6,751	6,751
2043	2,000	2,031	2,004	2,004
	$1,296,695	$1,339,324	$1,335,850	$1,328,399

At December 31, 2005, our equity securities were valued at $321.1 million, an increase of $5.2 million from the $315.9 million held at the end of 2004. During 2005, the pretax change in unrealized gains on equity securities was a loss of $(11.7) million. Equity securities represented 19 percent of cash and invested assets at the end of 2005, a decrease from the 20 percent at year-end 2004. As of the year-end 2005, total equity investments held represented 46 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

We had short-term investments and fixed income securities maturing within one year of $49.2 million at year-end 2005. This total represented 3 percent of cash and invested assets versus 5.9 percent the prior year. Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2005	2004	2003	2002	2001
Average Invested Assets (1)	$1,633,755	$1,451,539	$1,166,694	$896,785	$774,826
Investment Income (2)(3)	61,641	54,087	44,151	37,640	32,178
Realized Gains/(Losses)	16,354	13,365	12,138	(3,552)	4,168
Change in Unrealized Appreciation/(Depreciation) (3)(4)	(35,788)	13,200	40,096	(34,091)	(30,268)
Annualized Return on Average Invested Assets	2.6%	5.6%	8.3%	0.0%	0.8%

(1) Average of amounts at beginning and end of each year.

(2) Investment income, net of investment expenses, including non-debt interest expense

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

The insurance holding company laws also require that ordinary dividends be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the most recent calendar year, or 10 percent of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in material delay of, or deter, any such transaction.

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

Under state insurance laws, our insurance company subsidiaries cannot treat reinsurance ceded to an unlicensed or non-accredited reinsurer as an asset or as a deduction from its liabilities in their statutory financial statements, except to the extent that the reinsurer has provided collateral security in an approved form, such as a letter of credit. As of December 31, 2005, $4.4 million of our reinsurance recoverables were due from unlicensed or non-accredited reinsurers that had not provided us with approved collateral.

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

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by the policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to between 1 percent and 2 percent of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future, depending upon the rate of insolvencies of insurance companies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following are to determine the potential effect on our business and to comply with our legal obligations.

Broker Contingent Commission

In 2004, the New York attorney general began an investigation into insurance broker activities connected with contingent commission agreements. The investigation led to lawsuits and prompted other attorneys general and state insurance departments to conduct further investigations. We have responded to all inquiries from state attorneys general and insurance departments. We also conducted an internal investigation of our contingent commission arrangements and related underwriting practices and found no improper actions. We have also established a corporate policy regarding the proper use and authorization of contingent commission agreements. The National Association of Insurance Commissioners (NAIC) has created a model act on these agreements for agents and brokers, and statutes have been proposed or enacted in several states. We continue to closely monitor all legislative developments.

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

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (TRIA) became law. TRIA was set to expire on December 31, 2005, but the law has been extended until December 31, 2007. The act, as extended and amended, provides for a federal backstop for terrorism losses as defined by the act and certified by the secretary of the treasury in concurrence with the secretary of state and the U.S. attorney general. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90 percent in 2006 and 85 percent in 2007 of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is calculated as 17.5 percent in 2006 and 20 percent in 2007 of gross earned premium net of a few excludable lines. Coverage under the act must be made available to policyholders, with certain specified exceptions, in commercial property and casualty policies. The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made terrorism coverage available to policyholders. Given the challenges associated with attempting to assess the possibility of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our products.

Privacy

As mandated by the federal Gramm-Leach-Bliley Act, enacted in 1999, the individual states continue to promulgate and refine regulations that require financial institutions, including insurance licensees, to take certain steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. In 2000 the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of this act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Many states have adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have implemented procedures to comply with the act’s related privacy requirements. We continue to monitor our procedures for compliance.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, enacted on July 30, 2002, presents a significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by company CEOs and CFOs of certain reports filed with the SEC, disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also requires stronger guidance for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. As required by Section 404 of the act and under the supervision from and participation of management, including executive management, we annually complete an evaluation of our internal control system including all design, assessment, documentation and testing phases. This evaluation is intended to identify any deficiencies, measure their materiality, and implement procedures, where necessary, to remediate them.

The annual certification of our chief executive officer with respect to compliance with the New York Stock Exchange corporate governance listing standards has been submitted to the New York Stock Exchange and the annual certifications of our chief executive officer and chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to our 2005 fiscal year have been filed with the Securities and Exchange Commission and are attached to this report as exhibits 31.1, 31.2, 32.1 and 32.2.

Asbestos Litigation Reform

Congress has considered, but not yet enacted, asbestos litigation reform. Alternatives range from a proposal requiring manufacturers and insurers to fund liabilities for asbestos exposure to provide for a remedy for all asbestos-related claims, to a proposal requiring victims to document their medical conditions before suing for damages. We continue to monitor our expected exposure and do not perceive a significant risk.

Class Action Reform

Legislation was enacted by Congress that curtailed forum shopping and allows defendants to move large national class action cases to federal courts. The legislation also includes provisions to protect consumer class members on matters such as non-cash settlements and written settlement information. We view this as favorable legislation to us and the industry.

Federal Insurance Charter

Congress held hearings on federal involvement in the regulation of the insurance industry. The hearings included a discussion of proposed federal legislation that would direct states to enact certain standards for the insurance industry. This proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals. We anticipate that there will be further legislative activity during 2006.

Corporate Compliance

We have a code of conduct, corporate governance guidelines, and compliance manual, which provide directors, officers and employees with guidance on complying with a variety of federal and state laws and company policies. Electronic versions of these documents, as well as the following documents, are, or will be, available on our web site (www.rlicorp.com): 2005 summary annual report; 2005 financial report; 2006 proxy statement; this annual report on form 10-K; and charters of the executive resources, audit, finance and investment, and nominating/corporate governance committees. Printed copies of these documents will be made available upon request without charge to any shareholder.

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

RLI Insurance Company obtained service mark registration of the letters “RLI” in 1998, “eRLI” and “RLINK” in 2000 and “EFIDUCIARY” in 2002, “Surety America” and “Underwriters Indemnity” in 2004, and “@Home Business Protection” in 2006 in the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is ten years unless renewed.

Employees

We employ a total of 692 associates. Of the 692 total associates, 80 are part-time and 612 are full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “will,” “should,” “anticipate,” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors and are subject to various risks, uncertainties, and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.”  Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements.

Item 1A. Risk Factors

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of our securities to be volatile.

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

• rising levels of loss costs that we cannot anticipate at the time we price our products;

• volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

• changes in the level of reinsurance capacity;

• changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

• fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

In addition, the demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

Catastrophic losses, including those caused by natural disasters, such as earthquakes and hurricanes, or man-made events such as terrorist attacks, are inherently unpredictable and could cause us to suffer material financial losses.

The greatest risk of loss we face in the ordinary course of our business is property damage resulting from catastrophic events, particularly earthquakes in California and hurricanes and tropical storms affecting Hawaii or the U.S. mainland. Approximately 33 percent of our 2005 total property premiums were written in California. Most of our past catastrophe-related claims have resulted from earthquakes and hurricanes. For example, in 1994 and 1995, we incurred a total net loss of $30.0 million related to the Northridge earthquake. In recent years, hurricanes have had a significant impact on our results. In 2004, we incurred $15.3 million in total net loss from the four Southeast U.S. hurricanes. In 2005, we experienced $18.0 million in net losses from hurricanes. Catastrophes can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to fairly specific geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses.

Actual insured losses may be greater than our loss reserves, which would negatively impact our profitability.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. Loss reserves are just an estimate of what we anticipate the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

• trends in claim frequency and severity;

• changes in operations;

• emerging economic and social trends;

• inflation; and

• changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

As is typical in our industry, we face risks associated with litigation. For example, we are currently involved in a complex piece of litigation arising out of an equipment and vehicle leasing program of Commercial Money Center. We are also involved in complex litigation brought against insurance brokers and insurance companies which alleges injury from the payment of contingent commissions by insurers to brokers. These lawsuits are described in further detail in Item 3, Legal Proceedings. While it is impossible to ascertain the ultimate outcome of these matters at this time, we believe, based upon facts known to date, that our positions are meritorious and that the final resolution of these matters will not have a material adverse effect on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. In certain lines, we have seen, and expect to continue to see, significant tightening in pricing and in the terms and conditions for reinsurance that we purchase. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase, which could increase our costs, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2005, our investment portfolio consisted of $1.3 billion in fixed maturity securities, $321.1 million in equity securities and $45.3 million in short term investments. For the twelve months ended December 31, 2005, we experienced $35.8 million in pre-tax unrealized losses on our investment portfolio. However, for the fiscal year ended December 31, 2004, we experienced $13.2 million in pre-tax unrealized gain on our investment portfolio. The 2005 loss and the 2004 gain reflect largely stock market and bond market fluctuations experienced during those periods. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources than we do. Some of these competitors also have significantly greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues may decline.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•  an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•  the implementation of commercial lines deregulation in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•  programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage; and

•  changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s or Moody’s could negatively affect our business.

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Standard & Poor’s Corporation and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best, Standard & Poor’s and Moody’s, and we cannot assure the continued maintenance of our current ratings. In 2005, A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Insurance Company, Mt. Hawley and RLI Indemnity Company (RLI Group). In 2005, Standard and Poor’s reaffirmed our “A+, Strong” rating. In 2005, Moody’s upgraded its group rating to “ A2, Good “ from “A3, Good” for RLI Group. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by any of A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state in which we do business, relate to, among other things:

• approval of policy forms and premium rates;

• standards of solvency, including risk-based capital measurements;

• licensing of insurers and their producers;

• restrictions on the nature, quality and concentration of investments;

• restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

• restrictions on transactions between insurance company subsidiaries and their affiliates;

• restrictions on the size of risks insurable under a single policy;

• requiring deposits for the benefit of policyholders;

• requiring certain methods of accounting;

• periodic examinations of our operations and finances;

• prescribing the form and content of records of financial condition required to be filed; and

• requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our executive officers, underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive dividends from our insurance subsidiaries in needed amounts.

At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution is limited by Illinois law to the greater of 10 percent of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2006 without prior approval is $69.1 million, or 10 percent of RLI Insurance Company’s 2005 policyholder surplus. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2005, RLI Insurance Company paid total dividends of $13.0 million to us.

Anti-takeover provisions affecting us could prevent or delay a change of control that is beneficial to you.

Provisions of our articles of incorporation and by-laws, and provisions of applicable Illinois law and applicable federal and state regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Certain of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

• have the effect of delaying, deferring or preventing a change in control of us;

• discourage bids for our securities at a premium over the market price;

• adversely affect the market price of, and the voting and other rights of the holders of, our securities; or

• impede the ability of the holders of our securities to change our management.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own five buildings in Peoria, Illinois. Corporate 1 is a two-story 80,000 square foot office building, which serves as our corporate headquarters. Located on the same 15 acre campus is Corporate 2, a 24,000 square foot building which is used by two branch offices of our subsidiary, RLI Insurance Company, and two supporting departments. Corporate 3 is a 25,400 square foot multi-story building. Within that space, approximately 10,995 square feet is warehouse used for record retention and storage, while the remaining area houses a training center and office space. Corporate 4 is a 12,800 square foot building. We use nearly 9,000 square feet as warehouse storage for furniture and equipment. The remaining 3,000 square feet is office space. We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

All other operations lease the office space that they need in various locations throughout the country.

Item 3. Legal Proceedings

The following is a description of a complex set of litigation wherein we are both a plaintiff and a defendant. While it is impossible to ascertain the ultimate outcome of this matter at this time, we believe, based upon facts known to date, that our position is meritorious. Management’s opinion is that the final resolution of these matters will not have a material adverse effect on our financial statements taken as a whole.

We are the plaintiff in an action captioned RLI Insurance Co. v. Commercial Money Center, which was filed in U.S. District Court, Southern District of California (San Diego) on February 1, 2002. Other defendants in that action are Commercial Servicing Corporation (“CSC”), Sterling Wayne Pirtle, Anita Pirtle, Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank and Sky Bank. We filed a similar complaint against the Bank of Waukegan in San Diego, California Superior Court. Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank, Sky Bank and Bank of Waukegan are referred to here as the “investor banks.” The litigation arises out of the equipment and vehicle leasing program of Commercial Money Center (“CMC”). CMC originated leases, procured bonds pertaining to the performance of obligations of each lessee under each lease, and then formed “pools” of such leases that it marketed to banks and other institutional investors. We sued for rescission and/or exoneration of the bonds we issued to CMC and sale and servicing agreements we entered into with CMC and the investor banks, which had invested in CMC’s equipment leasing program. We contend we were fraudulently induced to issue the bonds and enter into the agreements by CMC, misrepresented and concealed the true nature of its program and the underlying leases originated by CMC (for which bonds were procured). We also sued for declaratory relief to determine our rights and obligations, if any, under the instruments. Each investor bank disputes our claims for relief. CMC is currently in Chapter 7 bankruptcy proceedings.

Between the dates of April 4 and April 18, 2002, each investor bank subsequently filed a complaint against us in various state courts, which we removed to U.S. District Courts. Each investor bank sued us on certain bonds we issued to CMC as well as a sale and servicing agreement between the investor bank, CMC and us. Each investor bank sued for breach of contract, bad faith and other extra-contractual theories. We have answered and deny each investor bank’s claim to entitlement to relief. The investor banks claim entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorney’s fees and interest. On October 25, 2002, the judicial panel for multi-district litigation (“MDL Panel”) transferred 23 actions pending in five federal districts involving numerous investor banks, five insurance companies and CMC to the Federal District Court for the Northern District of Ohio for consolidated pre-trial proceedings, assigning the litigation to the Honorable Kathleen O’Malley.

In the third quarter of 2005, RLI reached a confidential settlement agreement with Lakeland Bank. This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks. The settlement with Lakeland relates to surety bonds representing approximately 17 percent of the amount to which the five investor banks had claimed entitlement. The settlement did not have a material adverse effect on our financial statements taken as a whole. In addition, in August 2005, the Federal District Court denied outright the investor banks’ motion for judgment on the pleadings as to RLI and subsequently ordered all remaining cases to mandatory mediation. Mediations held in January 2006 between RLI and each of the four remaining investor banks did not resolve the claims of those investor banks. While we cannot predict the ultimate outcome of the pending litigation between RLI and the remaining four investor banks at this time, RLI continues to believe it has meritorious defenses with respect to each of the banks making claims against it and will continue to vigorously assert those defenses in the pending litigation.

Our financial statements contain an accrual for defense costs relating to this matter, included in unpaid losses and settlement expenses, as well as an accrual to cover rescission of collected premium related to the program. In our opinion, final resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operation or cash flows in the period in which the outcome occurred.

In addition to the CMC litigation, RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company were added in August 2005 as defendants in an ongoing class action lawsuit in federal court in the District of New Jersey, which was a consolidated proceeding of actions brought since October 2004 against 113 insurance brokers and insurance companies by a putative class of plaintiffs who purchased insurance from the defendants. This lawsuit alleges injury through state and federal antitrust violations, RICO violations, breach of fiduciary duties and unjust enrichment resulting from the payment of contingent commissions by the defendant insurers to the defendant brokers. The complaint seeks unspecified amounts in damages, including punitive damages, as well as other legal and equitable relief. The complaint makes no specific allegations against us, but instead includes us in allegations made against other insurance companies. We deny the allegations made and we are vigorously contesting this matter.

In addition to the above proceedings, we are party to numerous claims and lawsuits that arise in the normal course of our business. Many of such claims or lawsuits involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the Corporate Data on page 47 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 6. Selected Financial Data

Refer to the Selected Financial Data on pages 48 through 49 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 18 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein. Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 3 through 5 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including gross revenues, gross written premiums, net written premiums and combined ratios. A detailed discussion of these measures can be found on page 2 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 18 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 19 through 46 of the 2005 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein. (See also Index to Financial Statements and Schedules attached on page 32.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG, an independent registered public accounting firm, as stated in their report on page 43 of the 2005 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  (l-2) Consolidated Financial Statements and Schedules. See Index to Financial Statements and Schedules attached.

(3) Exhibits. See Exhibit Index on pages 42-43

(b)           Exhibits. See Exhibit Index on pages 42-43

(c)                                  Financial Statement Schedules. The schedules included on attached pages 32 through 41 as required by Regulation S-X are excluded from the Company’s 2005 Financial Report to Shareholders. See Index to Financial Statements and Schedules on page 32. There is no other financial information required by Regulation S-X that is excluded from the Company’s 2005 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By	/s/Joseph E. Dondanville
J. E. Dondanville
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
J.E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 24, 2006

By	/s/Joseph E. Dondanville
J. E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 24, 2006

By:	/s/Gerald D. Stephens
G. D. Stephens, Director

Date	February 24, 2006

By:	/s/John T. Baily

J. T. Baily, Director

Date:	February 24, 2006

By:	/s/Richard H. Blum
R. H. Blum, Director

Date:	February 24, 2006

By:	/s/Jordan W. Graham
J. W. Graham, Director

Date:	February 24, 2006

By:	/s/Gerald I. Lenrow
G. I. Lenrow, Director

Date	February 24, 2006

By:	/s/Charles M. Linke
C. M. Linke, Director

Date:	February 24, 2006

By:	/s/F. Lynn McPheeters

F.L. McPheeters, Director

Date:	February 24, 2006

By:	/s/Jonathan E. Michael
J.E. Michael, Director

Date:	February 24, 2006

By:	/s/Edward F. Sutkowski
E. F. Sutkowski, Director

Date:	February 24, 2006

By:	/s/Robert O. Viets
R. O. Viets, Director

Date:	February 24, 2006

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RLI Corp.:

Under date of February 24, 2006, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 Financial Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
February 24, 2006

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES

December 31, 2005

Column A	Column B	Column C	Column D
(in thousands) Type of Investment	Cost (1)	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$9,492	$9,324	$9,324
U.S. Agencies	440,237	435,561	435,561
Mtge/ABS/CMO*	107,638	106,298	106,298
Corporate	210,748	208,760	208,760
States, political subdivisions, and revenues	421,293	421,693	421,693
Total available-for-sale	$1,189,408	$1,181,636	$1,181,636

Held-to-maturity
U.S. Government	$10,104	$10,224	10,104
U.S. Agencies	23,770	24,800	23,770
States, political subdivisions, and revenues	100,577	103,878	100,577
Total held-to-maturity	$134,451	$138,902	$134,451

Trading
U.S.Government	$3,523	$3,481	$3,481
U.S. Agencies	3,370	3,345	3,345
Mtge/ABS/CMO*	3,441	3,391	3,391
Corporate	5,031	4,989	4,989
States, political subdivisions, and revenues	100	106	106
Total trading	$15,465	$15,312	$15,312

Total fixed maturities	$1,339,324	$1,335,850	$1,331,399
Equity securities, available-for-sale
Common stock
Public utilities	$45,283	$66,406	$66,406
Banks, trusts and insurance companies	45,878	77,676	77,676
Industrial, miscellaneous and all other	95,256	177,014	177,014

Total equity securities	$186,417	$321,096	$321,096
Short-term investments	45,296	45,296	45,296
Total investments	$1,571,037	$1,702,242	$1,697,791

*Mortgage-backed, asset-backed & collateralized mortgage obligations.

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13. See also the accompanying report of independent registered accounting firm on page 33 of this report.

(1)   Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2005	2004
ASSETS

Cash	$63	$18
Short-term investments, at cost which approximates fair value	748	15,009
Investments in subsidiaries/investees, at equity value	764,611	689,105
Equity securities available-for-sale, at fair value (cost—$33,992 in 2005 and $21,845 in 2004)	37,160	27,495
Property and equipment, at cost, net of accumulated depreciation of $1,042 in 2005 and $784 in 2004	6,265	6,430
Deferred debt costs	861	968
Other Assets	1,237	575
Total assets	$810,945	$739,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$2,493	$1,623
Dividends payable	4,533	3,700
Income taxes payable—current	1,279	293
Income taxes payable—deferred	6,411	7,451
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	561	145
Total liabilities	$118,004	$115,939

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 31,344,058 shares in 2005 and 31,108,607 shares in 2004)	$31,344	$31,109
Paid in capital	181,794	180,592
Accumulated other comprehensive earnings, net of tax	82,785	106,017
Retained earnings	478,043	386,968
Deferred compensation	7,735	6,891
Treasury shares at cost (5,792,753 shares in 2005 and 2004)	(88,760)	(87,916)
Total shareholders’ equity	$692,941	$623,661
Total liabilities and shareholders’ equity	$810,945	$739,600

See Notes to Consolidated Financial Statements, as attached in Exhibit 13. See also the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)–(continued)
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
Years ended December 31,

(in thousands)	2005	2004	2003
Net investment income	$1,236	$1,034	$103
Net realized investment gains	5,417	519	327
Selling, general and administrative expenses	(6,780)	(5,537)	(3,886)
Interest expense on debt	(6,056)	(6,130)	(338)
Loss before income taxes	(6,183)	(10,114)	(3,794)
Income tax benefit	(3,933)	(5,274)	(1,364)
Net loss before equity in net earnings of subsidiaries/investees	(2,250)	(4,840)	(2,430)
Equity in net earnings of subsidiaries/investees	109,384	77,876	73,721
Net earnings	$107,134	$73,036	$71,291
Other comprehensive earnings (loss), net of tax Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$283	$3,095	$487
Less: reclassification adjustment for gains included in net earnings	(1,896)	(337)	(213)
Other comprehensive earnings (loss)—parent only	(1,613)	2,758	274
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(21,619)	5,560	26,128
Other comprehensive earnings (loss)	(23,232)	8,318	26,402
Comprehensive earnings	$83,902	$81,354	$97,693

See Notes to Consolidated Financial Statements, as attached in Exhibit 13. See also the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)–(continued)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2005	2004	2003
Cash flows from operating activities
Loss before equity in net earnings of subsidiaries/investees	$(2,250)	$(4,840)	$(2,430)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(5,417)	(519)	(327)
Depreciation	259	253	240
Other items, net	(124)	178	319
Change in:
Affiliate balances payable	869	4,246	(5,754)
Interest payable, long-term debt	—	2,479	248
Federal income taxes	814	(512)	593
CatEPut payment	—	—	(792)
Net cash provided by (used in) operating activities	$(5,849)	$1,285	$(7,903)
Cash flows from investing activities
Purchase of:
Fixed maturities, available-for-sale	—	—	(39,916)
Equity securities, available-for-sale	(41,727)	(24,930)	(423)
Short-term investments, net	—	(15,006)	—
Property and equipment	(97)	(286)	(500)
Sale of:
Fixed maturities, available for sale	—	39,921	—
Equity securities, available-for-sale	34,959	5,939	552
Short-term investments, net	14,260
Property and equipment	3	220	—
Capital contributions to subsidiaries	(50)	(15,000)	(50,000)
Cash dividends received-subsidiaries/investees	13,037	19,586	5,527
Net cash provided by (used in) investing activities	20,385	10,444	(84,760)
Cash flows from financing activities
Proceeds from stock offering	—	—	10,048
Proceeds from issuance of long-term debt—bonds	—	—	98,463
Payment on short-term debt	—	—	(6,500)
Shares issued under stock option plan	1,437	1,059	708
Treasury shares purchased	—	(10)	(22)
Cash dividends paid	(15,928)	(12,636)	(9,932)
Net cash provided by (used in) financing activities	(14,491)	(11,587)	92,765
Net increase in cash	45	142	102
Cash at beginning of year	18	(124)	(226)
Cash at end of year	$63	$18	$(124)

Interest paid on outstanding debt for 2005, 2004 and 2003 amounted to $6.0 million, $3.5 million and $0.1 million, respectively.

See Notes to Consolidated Financial Statements, as attached in Exhibit 13. See also the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III–SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI–SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

(continued)

Years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C(1)	Column E(1)	Column F	Column H
(in thousands) Segment	Deferred policy acquisition costs	Unpaid losses and settlement expenses, gross	Unearned premiums, gross	Premiums earned	Incurred Losses and settlement expenses Current year

Year ended December 31, 2005

Casualty segment	$32,456	$1,104,800	$249,043	$358,893	$239,004
Property segment	18,600	184,133	98,644	80,528	62,925
Surety segment	18,421	42,933	35,996	51,886	11,714

RLI Insurance Group	$69,477	$1,331,866	$383,683	$491,307	$313,643

Year ended December 31, 2004

Casualty segment	$35,721	$1,011,299	$247,580	$365,617	$257,854
Property segment	15,200	82,922	87,675	98,043	46,872
Surety segment	16,225	38,378	31,950	47,688	12,222

RLI Insurance Group	$67,146	$1,132,599	$367,205	$511,348	$316,948

Year ended December 31, 2003

Casualty segment	$32,798	$795,952	$240,736	$309,548	$218,294
Property segment	15,746	65,850	96,990	107,678	37,822
Surety segment	15,193	41,639	29,916	46,371	21,479

RLI Insurance Group	$63,737	$903,441	$367,642	$463,597	$277,595

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income (column G) has not been provided.

See the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

(Continued)

Years ended December 31, 2005, 2004 and 2003

Column A	Column H	Column I	Column J	Column K
(in thousands) Segment	Incurred Losses and settlement expenses Prior year	Policy acquisition costs	Other operating expenses	Net Premiums written

Year ended December 31, 2005

Casualty segment	$(57,505)	$83,824	$21,546	$349,465
Property segment	(7,581)	24,281	9,245	89,089
Surety segment	2,613	27,953	4,405	56,011

RLI Insurance Group	$(62,473)	$136,058	$35,196	$494,565

Year ended December 31, 2004

Casualty segment	$(11,813)	$81,206	$18,810	$370,449
Property segment	(5,137)	27,555	8,353	91,549
Surety segment	6,133	25,834	3,568	49,214

RLI Insurance Group	$(10,817)	$134,595	$30,731	$511,212

Year ended December 31, 2003

Casualty segment	$4,997	$64,522	$16,767	$326,882
Property segment	(5,400)	28,798	7,500	103,508
Surety segment	1,798	25,961	3,722	43,704

RLI Insurance Group	$1,395	$119,281	$27,989	$474,094

See the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Segment	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2005

Casualty	$512,242	$158,337	$4,988	$358,893	1.4%
Property	163,138	84,731	2,121	80,528	2.6%
Surety	56,103	4,737	520	51,886	1.0%

RLI Insurance Group Premiums earned	$731,483	$247,805	$7,629	$491,307	1.6%

2004

Casualty	$507,972	$147,248	$4,893	$365,617	1.3%
Property	185,417	89,896	2,522	98,043	2.6%
Surety	51,207	4,409	890	47,688	1.9%

RLI Insurance Group Premiums earned	$744,596	$241,553	$8,305	$511,348	1.6%

2003

Casualty	$463,871	$159,054	$4,731	$309,548	1.5%
Property	200,466	95,809	3,021	107,678	2.8%
Surety	53,154	7,723	940	46,371	2.0%

RLI Insurance Group Premiums earned	$717,491	$262,586	$8,692	$463,597	1.9%

See the accompanying report of independent registered accounting firm on page 33 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D		Column E
(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written off)	Amounts commuted	Balance at end of period

2005 Allowance for uncollectible reinsurance	$28,169	$8,990	$(304)	$—	$36,855

2004 Allowance for uncollectible reinsurance	$23,013	$5,610	$(454)	$—	$28,169

2003 Allowance for uncollectible reinsurance	$19,435	$3,600	$(22)	$—	$23,013

See the accompanying report of independent registered accounting firm on page 33 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Articles of Incorporation	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1997.

3.2	By-Laws	Attached as Exhibit 3.2.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the company’s Form 8-K filed December 10, 2003.

10.1	Market Value Potential Plan	Incorporated by reference to the Company’s Form 10-Q for the Second Quarter ended June 30, 1997.

10.2	The RLI Corp. Directors’ Irrevocable Trust Agreement	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.3	RLI Corp. Incentive Stock Option Plan	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637

10.4	Directors’ Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’ Stock	Incorporated by reference to the Company’s
	Plan	Form S-8 filed on July 28, 2004, File No. 333-117714.

10.6	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 2004

10.7	RLI Corp. Executive Deferred Compensation Plan	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 2004

10.8	Key Employee Excess Benefit Plan	Incorporated by reference to the Company’s Annual Form 10-K for the year ended December 31, 2004.

10.9	RLI Corp. Omnibus Stock Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

11.0	Statement re: computation of per share earnings	Refer to the Note 1L, “Earnings per share,” on page 25 of the 2005 Financial Report to Shareholders, attached as Exhibit 13.

13.0	2005 Financial Report to Shareholders	Attached as Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 44

23.1	Consent of KPMG LLP	Page 45

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 46

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 47

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 48

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 49