Form 10-Q
period 2006-03-31
RLI CORP
filed 2006-04-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of April 2, 2006 the number of shares outstanding of the registrant’s Common Stock was 25,477,442.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period
	Ended March 31,
(in thousands, except per share data)	2006	2005

Net premiums earned	$127,387	$124,040
Net investment income	16,708	14,612
Net realized investment gains	4,442	2,984
	148,537	141,636
Losses and settlement expenses	66,677	56,519
Policy acquisition costs	35,599	31,864
Insurance operating expenses	9,201	9,258
Interest expense on debt	1,682	1,810
General corporate expenses	1,855	1,904
	115,014	101,355
Equity in earnings of uncons. investees	2,740	1,259
Earnings before income taxes	36,263	41,540
Income tax expense	10,607	12,233
Net earnings	$25,656	$29,307

Other comprehensive earnings (loss),net of tax	(3,595)	(17,517)
Comprehensive earnings	$22,061	$11,790

Earnings per share:
Basic:

Basic net earnings per share	$1.00	$1.15
Basic comprehensive earnings per share	$0.86	$0.46

Diluted:

Diluted net earnings per share	$0.97	$1.12
Diluted comprehensive earnings per share	$0.84	$0.45

Weighted average number of common shares outstanding
Basic	25,558	25,385
Diluted	26,400	26,213

Cash dividends declared per common share	$0.17	$0.14

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,158,302	$1,181,636
Held-to-maturity, at amortized cost	124,403	134,451
Trading, at fair value	15,046	15,312
Equity securities, at fair value	333,138	321,096
Short-term investments, at cost	121,728	45,296
Total investments	1,752,617	1,697,791
Accrued investment income	16,024	16,974
Premiums and reinsurance balances receivable	131,213	126,894
Ceded unearned premium	104,173	114,668
Reinsurance balances recoverable on unpaid losses	560,862	593,209
Deferred policy acquisition costs	68,525	69,477
Property and equipment	20,473	20,859
Investment in unconsolidated investees	40,675	54,340
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	15,269	15,444
TOTAL ASSETS	$2,736,045	$2,735,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,313,132	$1,331,866
Unearned premiums	366,969	383,683
Reinsurance balances payable	85,362	97,526
Notes payable, short-term debt	15,274	15,541
Income taxes-current	11,325	4,425
Income taxes-deferred	20,251	22,717
Bonds payable, long-term debt	100,000	100,000
Other liabilities	123,726	87,171
TOTAL LIABILITIES	2,036,039	2,042,929

Shareholders’ Equity
Common stock ($1 par value)
(31,513,265 shares issued at 3/31/06)
(31,344,058 shares issued at 12/31/05)	31,513	31,344
Paid-in Capital	184,044	181,794
Accumulated other comprehensive earnings	79,189	82,785
Retained Earnings	499,369	478,043
Deferred compensation	7,287	7,735
Less: Treasury shares at cost
(6,035,823 shares at 3/31/06) (5,792,753 shares at 12/31/05)	(101,396)	(88,760)
TOTAL SHAREHOLDERS’ EQUITY	700,006	692,941
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,736,045	$2,735,870

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Period
	Ended March 31,
(in thousands)	2006	2005
Net cash provided by operating activities	$21,709	$31,015
Cash Flows from Investing Activities
Investments purchased	(260,368)	(64,461)
Investments sold	251,644	12,550
Investments called or matured	27,460	14,997
Net change in short term investments	(23,819)	17,325
Changes in notes receivable	0	(6,000)
Net property and equipment purchased	(495)	(1,439)
Net cash used in investing activities	(5,578)	(27,028)

Cash Flows from Financing Activities
Cash dividends paid	(4,344)	(3,544)
Payments on debt	(266)	(107)
Proceeds from issuance of debt	0	214
Stock option plan share issuance	1,563	(550)
Treasury shares purchased	(13,084)	0
Net cash used in financing activities	(16,131)	(3,987)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$0	$0

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and such principles are applied on a basis consistent with those reflected in our 2005 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent registered public accountants. The condensed consolidated balance sheet as of December 31, 2005 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in our 2005 Annual Report on Form 10-K.

Earnings Per Share: Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is antidilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents.

Pursuant to disclosure requirements contained in Statement of Financial Accounting Standards (SFAS) 128,”Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the condensed financial statements.

	For the Three-Month Period Ended March 31, 2006
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common Shareholders	$25,656	25,558	$1.00
Effect of Dilutive Securities
Incentive Stock Options	—	842

Diluted EPS
Income available to common Shareholders	$25,656	26,400	$0.97

	For the Three-Month Period Ended March 31, 2005
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$29,307	25,385	$1.15

Effect of Dilutive Securities
Incentive Stock Options	—	828

Diluted EPS
Income available to common stockholders	$29,307	26,213	$1.12

Other Accounting Standards:  In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards(SFAS) No. 123, “Share-Based Payment,” (SFAS 123R) which required companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement.  The accounting provisions of SFAS 123R were to become effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a final rule amending Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R. The effect of this ruling was to delay the effective date of SFAS 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the accounting provisions of SFAS 123R became effective for our financial statements beginning January 1, 2006.

SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our employee stock options and accordingly recognized no compensation expense for the stock option grants.

Stock based compensation:  During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan). In conjunction with the adoption of this plan, effective May 5, 2005, options will no longer be granted under the two other option plans previously in existence. The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards is solely at the discretion of the executive resources committee of our board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization). In 2005, we granted 233,500 stock options under this plan. As of March 31, 2006, we have granted 5,000 stock options under this plan.

Under the omnibus plan, we grant to officers, directors and other employees stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant. Options generally vest and become exercisable ratably over a five-year period and have a ten-year life.

During 2005, our board of directors adopted resolutions authorizing the accelerated vesting of existing unvested stock options, including directors’ stock options. These resolutions were effective May 5, 2005, for all shares issued prior to this date and December 30, 2005, for shares issued subsequent to May 5, 2005. Acceleration was applicable to substantially all unvested options and contains certain share transfer restrictions. These modifications, which occurred prior to the effective date of SFAS 123R, effectively remove these options from expense consideration under SFAS 123R. Under APB 25, compensation expense recorded for accelerated vesting was measured by applying two criteria: (1) the difference between the market price and the option exercise price on the date of acceleration, and (2) the number of options that would have been forfeited as unexercisable (unvested) had acceleration not occurred. Using the guidance set forth in APB 25 and related interpretations, our historical forfeiture rate of less than 10 percent, and certain other assumptions for anticipated retirements, we recorded $0.8 million of pre-tax compensation expense during 2005. This expense represented our best estimate of the total expense associated with acceleration.

The following table summarizes option activity in 2006:

(in thousands, except share and per share amounts)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Outstanding options at January 1, 2006	1,931,627	$26.53
Options granted	5,000	$52.30
Options exercised	(210,030)	$18.32
Options forfeited	(2,900)	$34.64
Outstanding options at March 31, 2006	1,723,697	$27.59	5.40	$51,209
Exercisable options at March 31,2006	1,718,697	$27.52	5.39	$51,184

The majority of our options are granted annually at the board meeting in May. Thus far in 2006, 5,000 options were granted with an exercise price of $52.30 and a calculated fair value of $16.66. We recognized $4,000 of expense in the first three months of 2006 related to this grant. Total unrecognized compensation expense relating to this grant was $72,000, which will be recognized over the remainder of the five-year vesting period. The fair market value of this grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.58 percent; expected dividend yield of 1.5 percent; expected life of eight years; and expected volatility of 23.0 percent. We are currently transitioning to a lattice-based model for valuing stock options. This model will be in place for valuing all future option grants.

As discussed previously, prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants. In accordance with SFAS 123R, we adopted the provisions of the statement on January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had compensation cost for the plan been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

For the Three-Month Period
Ended March 31,
(in thousands, except per share data)	2005
Net income, as reported	$29,307
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax methods	(622)
Pro forma net income	$28,685

Earnings per share:
Basic – as reported	$1.15
Basic – pro forma	$1.13

Diluted – as reported	$1.12
Diluted – pro forma	$1.09

Pro forma disclosures for the first three months of 2006 are not presented because the amounts are recognized in the Statement of Earnings.

Pension Plan:  On December 31, 2003, our pension plan was amended to freeze benefit accruals as of March 1, 2004. Additionally, the plan was also closed to new participants after December 31, 2003. Participants’ benefits would increase in the future based on changes in their final average earnings. Future pay increases were indexed to a maximum of 5% annually. Increases in excess of 5% would not be reflected in the determination of participants’ final average earnings. Effective December 31, 2005, the plan was further amended such that all participants’ benefits were frozen and future pay will not alter a participant’s accrued benefit. In 2005, we also shortened the amortization period of the plan’s unrecognized gain/loss, to fully amortize it over the next two years because we intend to terminate the plan in 2006. Given the necessary regulatory approval process, we expect the entire plan termination process, including final asset distribution, to be completed by the end of 2007.

The table below represents the various components of pension expense for the three month periods ended March 31, 2006 and 2005.

Pension Expense	2006	2005
(in thousands)
Service Cost	$—	$—
Interest Cost	147	189
Expected Return on Assets	(121)	(193)
Prior Service Cost	—	—
Recognition of Transition Asset	—	—
Recognition of (Gains)/Losses	324	220
Net Periodic Cost	$350	$216

While the ERISA required minimum contribution for the fiscal year ending December 31, 2006 is $0, we will likely contribute the amount necessary to terminate the plan in late 2006 and distribute benefits in 2007.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at March 31, 2006 and December 31, 2005. Impairment testing was performed during 2005, pursuant to the requirements of SFAS 142. Based upon this review, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first three months of 2006 and 2005. At March 31, 2006, net intangible assets totaled $0.4 million, net of $5.3 million of accumulated amortization, and are included in other assets.

2. INDUSTRY SEGMENT INFORMATION - Selected information by industry segment for the three-month periods ended March 31, 2006 and 2005 is presented below.

	For the Three-Month Periods Ended March 31,
	EARNINGS		REVENUES
	2006	2005	2006	2005
SEGMENT DATA (in thousands)
Property	$5,078	$8,061	$25,622	$21,133
Casualty	8,886	17,654	87,266	90,607
Surety	1,946	684	14,499	12,300

Segment totals before income taxes	$15,910	$26,399	$127,387	$124,040

Net investment income	16,708	14,612	16,708	14,612
Realized gains	4,442	2,984	4,442	2,984
General corporate expense and interest on debt	(3,537)	(3,714)
Equity in earnings of unconsolidated investee	2,740	1,259

Total earnings before income taxes	$36,263	$41,540
Income tax expense	10,607	12,233

Total	$25,656	$29,307	$148,537	$141,636

The following table further summarizes revenues (net premiums earned) by major product type within each segment:

	For the Three-Month Period
	Ended March 31,
(in thousands)	2006	2005
Property
Commercial property	$18,033	$16,103
Construction	2,737	3,189
Other property	4,852	1,841
Total	$25,622	$21,133

Casualty
General liability	$44,907	$44,353
Commercial and personal umbrella	15,696	14,545
Commercial transportation	12,514	13,879
Specialty program business	6,891	9,922
Executive products	3,060	2,596
Other	4,198	5,312
Total	$87,266	$90,607

Surety	$14,499	$12,300
Grand Total	$127,387	$124,040

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities & Exchange Commission, including the Form 10-K for the year ended December 31, 2005.

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance and surety coverage through insurance company subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides property and casualty insurance coverages primarily for commercial risks representing 86% of our consolidated revenue for the first three months of 2006 compared to 88% for the same period last year.

As a “niche” company, we offer specialty insurance products designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage and oil and gas surety bonds. As a niche company, we also provide types of insurance products not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus insurance market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative market for customers with hard-to-place risks and risks that admitted insurers specifically refuse to write. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance products is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether a proposal would be a viable product in keeping with our business objectives.

Management measures the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: property, casualty and surety. Growth is measured in terms of gross premiums written, while profitability is analyzed through GAAP (accounting principles generally accepted in the United States of America) combined ratios, which are further subdivided into their respective loss and expense components. The GAAP combined ratios represent the profit generated from our insurance operations.

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

Our property segment primarily underwrites commercial fire, earthquake, difference in conditions, marine, and in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily in the state of California. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

The surety segment specializes in writing small to large commercial and small contract surety products, as well as those for the energy (plugging and abandonment), petrochemical and refining industries. Our surety products usually involve a statutory requirement for bonds, and these bonds have maintained a relatively low loss ratio. Losses may fluctuate, however, due to adverse economic conditions that may affect the financial viability of an insured. The contract surety marketplace guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions, inclement weather conditions or the deterioration of a contractor’s financial condition. As such, this line has historically produced marginally higher loss ratios than other surety lines.

The insurance marketplace has softened over the last two years, meaning that the marketplace became more competitive and prices were generally flat to falling, even as coverage terms became less restrictive. Recently, pricing in the property segment began to increase, driven by hurricane-related losses for the industry. Nevertheless, we believe that our business model is geared to create underwriting profits by focusing on sound underwriting discipline. Our primary focus will continue to be on underwriting profitability as opposed to premium growth or market share measurements.

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net earnings and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures include gross revenues, gross written premiums, net written premiums and combined ratios.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations.

Gross revenues

This is an RLI-defined metric equaling the sum of gross premiums written, net investment income and net realized gains (losses). It is used by our management as an overall barometer of gross business volume across all operating segments.

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

Net premiums written

While net premiums earned is the related GAAP measure used in the statement of earnings, net premiums written is the component of net premiums earned that measures gross premiums written less the cost of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.

Combined ratios

This ratio is a common insurance industry measure of profitability for any underwriting operation, and is calculated in two components. First, the expense ratio reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting profit or loss. For example, a combined ratio of 95 implies that for every $100 of premium we earn, we record $5 of underwriting profit.

Net Unpaid Loss and Settlement Expenses

Unpaid losses and settlement expenses, as shown in the liabilities section of our balance sheet, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (IBNR) claims. The related asset item, reinsurance balances recoverable on unpaid losses and settlement expense, is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid loss and settlement expenses and is commonly referred to in our disclosures regarding the process of establishing these various estimated amounts.

In preparing the condensed consolidated financial statements, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs.

Critical Accounting Policies

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

The estimates underlying the accrued liabilities are derived from generally accepted actuarial techniques, applied to our actual experience, and take into account insurance industry data to the extent judged relevant to our operations. These estimates all have a level of uncertainty attached to them that can be measured using generally accepted actuarial techniques. Once uncertainty has been determined, a range of outcomes can be calculated. To that end, we have separated our settlement cost liabilities into three categories: latent liability loss and allocated losses and settlement expenses (LAE), remaining loss and allocated LAE, and unallocated LAE. For each of these categories we use a separate generally accepted actuarial method to measure the uncertainty of the estimates within that category. These methods were selected based on the loss development characteristics of each of the categories.

Our loss experience in a given accounting period is affected by all those factors that influence the quality of the business written in competitive coverage marketplaces: the premiums for which the coverage can be sold, the frequency and severity of claims ultimately produced on that business, the terms at which we purchase reinsurance coverage, and our expense structure. In the estimation of ultimate loss and loss expense liabilities, the factors that most significantly affect the ultimate results are:

•      changes in claim frequency and severity, or, more generally, the underwriting quality of the business written;

•      changes in the coverage sold (limits of coverage, deductibles, exclusions and extensions of coverage, reinsurance terms); and

•      changes in the overall profitability of the competitive coverage marketplace.

One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of incurred losses and settlement obligations that have not been reported. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened during 2005 and, to a lesser degree, so far in 2006, when favorable experience on casualty business led us to reduce our reserves. Further information on these reserve releases is contained in the discussion of results below.

Underwriting Quality of the Business Written

In general, competitive insurance marketplaces change over time. This is particularly true of the excess and surplus lines marketplace. The principal measure of those changes is the average profitability of business in a given segment, which is principally determined by the premium charged as well as the frequency and severity of claims produced. Because the quality of business changes continuously, the ultimate profitability of the business being written in the current accounting period must be estimated. As the quality of the business changes, the reliability of recent experience as a guide to the results of current business weakens.

We therefore monitor changes in the quality of business written by the number of claims per unit of exposure, the cost per claim, and the shifts in the distribution of business by geographic region and product segment. We incorporate our understanding of those changes into our estimates of the ultimate cost of current claims for which reserves have been established.

Changes in the Coverage Sold

The excess and surplus lines marketplace is characterized by somewhat greater regulatory latitude in coverage terms and pricing. As competitive marketplace conditions change, our underwriters respond by modifying our coverage terms and pricing. While this is an appropriate response to a changing competitive environment, it also weakens the reliability of past experience as a predictor of the ultimate cost of claims arising from current business. The admitted marketplaces in which we operate provide for more stable terms and pricing because of their regulated nature. However, this regulation limits our ability to quickly adapt terms and pricing in light of changing marketplace dynamics.

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

We therefore use generally accepted actuarial techniques that use the premiums charged for coverage as a basis for estimating the ultimate cost of losses and loss expenses for relatively immature accident periods. While this is technically appropriate, it does introduce another variable into the reserve estimate: the changing profitability of premiums for a given coverage over time. Since the ultimate profitability of the business written in a given period depends upon all the factors mentioned above, highly accurate profitability estimates of the longer-tailed lines are difficult to achieve.

We have insignificant exposure to asbestos and environmental policy liabilities. We entered affected liability lines after the industry had already recognized them as a problem, and we therefore adopted appropriate coverage exclusions. What exposure does exist is through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business. The majority of that exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business. Although our asbestos and environmental exposure is limited, management cannot determine our ultimate liability with any reasonable degree of certainty. This ultimate liability is difficult to assess due to evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup and that our participation exists in the excess layers of coverage on these risks.

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

Management regularly evaluates our fixed maturity and equity securities portfolio to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit ratings, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the condensed consolidated financial statements.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. We have not sold any securities for the purpose of generating cash over the last several years to pay claims, dividends or any other expense or obligation. Accordingly, we believe that our sale activity does not undermine our ability to continue to hold securities in an unrealized loss position until our cost may be recovered.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from troubled or insolvent reinsurers. Further discussion of our reinsurers and relating reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2005 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to ultimate recoverability of such deferred costs are highly dependent upon estimates of future loss costs associated with the premiums written.

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Consolidated gross revenues, as displayed in the table that follows, totaled $196.3 million for the first three months of 2006 compared to $183.7 million for the same period in 2005.

	For the Three-Month Period
	Ended March 31,
	2006	2005
Gross revenues (in thousands)
Gross premiums written	$175,153	$166,135
Net investment income	16,708	14,612
Net realized investment gains	4,442	2,984
Total gross revenues	$196,303	$183,731

Gross premiums written for the Group advanced 5% from 2005 levels, as both property and surety posted strong growth. Net investment income improved 14% to $16.7 million. This growth is attributable to continued positive operating cash flow, coupled with a higher interest rate environment. Additionally, the sale of certain securities during the first three months of 2006 resulted in the recognition of $4.4 million in net realized gains.

Consolidated net revenue for the first three months of 2006 increased $6.9 million, or 5%, from the same period in 2005. Net premium earned was up 3%, while net investment income advanced 14%.

Net after-tax earnings for the first three months of 2006 totaled $25.7 million, $0.97 per diluted share, compared to $29.3 million, $1.12 per diluted share, for the same period in 2005. While both periods reflect favorable development on prior year’s loss reserves, the magnitude of this favorable development was considerably larger in 2005. During the first three months of 2005, positive development on prior accident year’s casualty loss reserves resulted in additional pretax earnings of $9.1 million ($0.23 per diluted share). In 2006, positive development on prior accident year’s casualty loss reserves resulted in additional pretax earnings of only $2.3 million ($0.06 per diluted share). Additionally in 2005, losses related to 2004’s Florida hurricanes did not develop as expected, improving 2005’s pretax earnings by $3.8 million (affecting casualty by $2.8 million and property by $1.0 million), or $0.10 per diluted share.

The amounts disclosed for favorable loss development are net of performance-related bonus impacts, which affected other insurance and general corporate expenses. Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first three months of 2006, equity in earnings of unconsolidated investees of $2.7 million included $1.9 million related to Maui Jim, Inc. and $0.8 million from Taylor Bean & Whitaker Mortgage Corp. Results for 2005 showed $1.3 million in income, which included $1.0 million related to Maui Jim and $0.3 million from Taylor Bean & Whitaker. Continued strong operating performance from both companies drove the growth in the current quarter versus the comparable period of 2005.

Results for the first three months of 2006 include pre-tax realized gains of $4.4 million, $0.11 per diluted share, compared to pre-tax gains of $3.0 million, $0.07 per diluted share, for the same period last year.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $22.1 million, $0.84 per diluted share, for the first three months of 2006, compared to comprehensive earnings of $11.8 million, $0.45 per diluted share, for the same period in 2005. Unrealized losses, net of tax, for the first three months of 2006 were $3.6 million, $0.13 per diluted share, compared to unrealized losses of $17.5 million, $0.67 per diluted share, for the same period in 2005. Both periods were negatively impacted, to varying degrees, by volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group advanced to $175.2 million for the first three months of 2006, as property and surety posted strong growth. Underwriting income for the Group declined $10.5 million to a pre-tax profit of $15.9 million for the first three months of 2006. Results for 2005 of $26.4 million include $12.9 million in favorable development on prior accident years’ casualty and hurricane reserves. On a comparative basis, results for 2006 include only $2.3 million in favorable development on prior accident years’ casualty reserves. The GAAP combined ratio totaled 87.5 for the first three months of 2006, compared to 78.8 for the same period in 2005. The Group’s loss ratio increased to 52.3 for 2006, compared to 45.6 for 2005, reflective of the reduction in prior accident years’ reserve releases.

	For the Three-Month Period
	Ended March 31,
	2006	2005
Gross premiums written (in thousands)
Property	$42,892	$31,519
Casualty	115,156	120,844
Surety	17,105	13,772
Total	$175,153	$166,135

Underwriting income (in thousands)
Property	$5,078	$8,061
Casualty	8,886	17,654
Surety	1,946	684
Total	$15,910	$26,399

Combined ratio
Property	80.2	61.8
Casualty	89.8	80.5
Surety	86.5	94.5
Total	87.5	78.8

Property

Gross premiums written for the Group’s property segment improved $11.4 million, or (36%) from the same period last year. For the first three months of 2006, property’s gross premiums totaled $42.9 million. The addition of our marine division and a reversal of the trend of market softening, which drove rates down the last few years, helped bolster writings in 2006. Our domestic fire book posted a $9.0 million (64%) increase in written premium, as rates for wind-exposed business have increased significantly. Growth was achieved primarily on the basis of increased rate, as overall exposure to wind perils remained relatively constant. Additionally, our marine division, which was launched during the second quarter of last year added over $4.0 million in written premium. Offsetting these improvements, construction premium declined $1.5 million (66%) due to the fourth quarter 2005 decision to discontinue our participation in this line. In addition, while rates for California earthquake business are up over 30% in the first quarter of 2006, premiums for this business were down $0.7 million (6%), as we continued our strategy of reducing our exposure in this line. For the segment, net premiums written and net premiums earned advanced at a faster pace than gross production. This change is driven primarily by a shift in mix of business and a slight increase in retention. As our domestic fire and marine lines continue to represent a greater proportion of the segment’s production, this trend will continue.

Underwriting income for the segment was $5.1 million for the first three months of 2006, compared to $8.1 million for the same period in 2005. Results for 2006 translate into a combined ratio of 80.2, compared to 61.8 for the same period last year. The segment’s loss ratio advanced to 37.8 from 29.7 in 2005, primarily due to increased loss activity on our domestic fire book. Losses incurred from the Midwest tornados, coupled with a slight increase in loss frequency resulted in the increase in the segment’s loss ratio.

From an expense standpoint, the segment’s expense ratio increased to 42.4 from 32.1 in Q1 2005. The expense ratio for the first three months of 2005 was lower due to $2.1 million in increased reinsurance profit commission recognition. The expense ratio in 2006 is more indicative of the trend for this segment.

Casualty

The casualty segment posted gross premiums written of $115.2 million for the first three months of 2006, down 5% from the same period last year. Rates have continued to soften at a modest pace in the casualty segment. Despite this softening, margins remain good and we continue to find opportunities for profitable growth. Gross premium for executive products advanced $3.8 million (42%) and umbrella was up $2.9 million (13%). Despite a slight erosion in rates, general liability, our largest growth contributor over the past several years, posted writings in line with last year and continues to produce profitable results. Our specialty program business declined $4.7 million (41%) due to increased competition and exiting certain unprofitable accounts. In addition, transportation writings declined $4.7 million (26%) due to a reduction in rate on both public and trucking and increased competition which resulted in lost renewals. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $8.9 million, compared to income of $17.7 million for the same period last year. Results for 2005 include favorable experience on prior accident years (2002 through 2004) for general liability and transportation and specialty programs. Due to this positive emergence, we released reserves. These reserve releases improved the segment’s underwriting results by $9.1 million.  Moreover, a re-evaluation of 2004 hurricane reserves resulted in the release of reserves, adding $2.8 million of underwriting income in 2005. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this 2005 reserve release. From a comparative standpoint, results for 2006 include only $2.3 million of favorable experience on prior accident years (2000 and 2003), primarily from executive products. Overall, the combined ratio for the casualty segment was 89.8 for 2006 compared to 80.5 in 2005. The segment’s loss ratio was 61.5 in 2006 compared to 51.0 in 2005, primarily driven by the reduction in prior accident year’s reserve releases.

Surety

The surety segment posted gross premiums written of $17.1 million for the first three months of 2006, up 24% from the same period last year. Premium growth was experienced across all lines: miscellaneous, commercial, energy and contract. The segment posted underwriting income of $1.9 million, compared to an income of $0.7 million for the same period last year. The combined ratio for the surety segment totaled 86.5 in 2006, versus 94.5 for the same period in 2005. The segment’s loss ratio was 22.8 for 2006, compared to 32.8 for 2005, as results for both contract and commercial improved considerably.   The expense ratio increased to 63.7 but was in line with expectations.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program. A detailed discussion of this litigation can be found in Item 3 – Legal Proceedings and note 10 of our 2005 Annual Report on Form 10-K. There have no significant changes to this litigation since the filing of this Annual Report.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2006, net investment income increased by 14% over that reported for the same period in 2005. This improvement was due to an increased asset base, higher interest rates, and continued positive operating cash flow. On an after-tax basis, investment income increased by 13%. Operating cash flows were $21.7 million in the first three months of 2006, down from $31.0 million reported for the same period in 2005. Cash flows in excess of current needs were primarily used to purchase fixed-income securities, which continue to be comprised largely of high-grade, tax-exempt, corporate and U.S. government/agency issues. The average annual yields on our investments for the first three months of 2006 and 2005 were as follows.

Pretax Yield	1Q 2006	1Q 2005
Taxable	5.06%	4.92%
Tax-Exempt	3.96%	4.01%
After-tax yield
Taxable	3.29%	3.20%
Tax-Exempt	3.75%	3.80%

During the first three months of 2006, the average after-tax yield of the fixed-income portfolio was relatively stable. The yield decreased slightly on tax-exempt bonds.

The fixed-income portfolio decreased by $33.6 million during the first three months of 2006. This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.0%. Our equity portfolio increased by $12.0 million during the first three months of 2006, to $333.1 million. The equity portfolio had a total return of 5.6% during the first three months of 2006.

We realized a total of $4.4 million in capital gains in the first three months of 2006, compared to capital gains of $3.0 million in the first three months of 2005. The increase in net realized gains is due in part to the timing of the sale of individual securities.

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

The following table is used as part of our impairment analysis and illustrates, by certain industry-level categories, our equity portfolio as of March 31, 2006, including fair value, cost basis, and unrealized gains and losses.

	Cost Basis	3/31/06 Fair Value	Gross Unrealized			Unrealized Gain/Loss% (1)
(dollars in thousands)			Gains	Losses	Net

Consumer Discretionary	$12,697	$15,573	$2,899	$(23)	$2,876	22.7%

Consumer Staples	17,792	33,133	15,721	(380)	15,341	86.2%

Energy	10,644	28,092	17,450	(3)	17,448	163.9%

Financials	31,564	62,942	31,447	(69)	31,378	99.4%

Healthcare	11,286	26,098	14,812	(0)	14,812	131.2%

Industrials	16,964	39,034	22,088	(17)	22,070	130.1%

Materials	5,181	9,355	4,185	(10)	4,174	80.6%

Information Technology	13,075	17,845	5,275	(506)	4,770	36.5%

Telecommunications	9,572	15,922	6,350	—	6,350	66.3%

Utilities	45,173	65,057	20,026	(141)	19,884	44.0%

Other	20,070	20,088	18	—	18	0.1%

Total	$194,016	$333,138	$140,270	$(1,149)	$139,121	71.7%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of March 31, 2006. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses
Segmented by Type and Period of Continuous
Unrealized Loss at March 31, 2006

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$11,372	$—	$11,372
Cost or Amortized Cost	11,818	—	11,818
Unrealized Loss	(446)	—	(446)

U.S Agency
Fair value	$401,133	$23,918	$425,051
Cost or Amortized Cost	407,185	25,010	432,195
Unrealized Loss	(6,052)	(1,092)	(7,144)

Mtge/ABS/CMO
Fair value	$83,785	$990	$84,775
Cost or Amortized Cost	85,832	1,005	86,837
Unrealized Loss	(2,047)	(15)	(2,062)

Corporate
Fair value	$169,322	$15,054	$184,376
Cost or Amortized Cost	174,600	16,208	190,808
Unrealized Loss	(5,278)	(1,154)	(6,432)

States, political subdivisions & revenues
Fair value	$270,984	$26,918	$297,902
Cost or Amortized Cost	275,774	27,690	303,464
Unrealized Loss	(4,790)	(772)	(5,562)

Subtotal, debt securities
Fair value	$936,596	$66,880	$1,003,476
Cost or Amortized Cost	955,209	69,913	1,025,122
Unrealized Loss	(18,613)	(3,033)	(21,646)

Common Stock
Fair value	$18,580	$—	$18,580
Cost or Amortized Cost	19,729	—	19,729
Unrealized Loss	(1,149)	—	(1,149)

Total
Fair value	$955,176	$66,880	$1,022,056
Cost or Amortized Cost	974,938	69,913	1,044,851
Unrealized Loss	(19,762)	(3,033)	(22,795)

The following table shows the composition of the fixed income securities in loss positions at March 31, 2006 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings. Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent S&P Rating	Equivalent Moody’s Rating	(dollars in thousands)
NAIC Rating					Unrealized Loss	Percent to Total
			Book Value	Fair Value
1	AAA/AA/A	Aaa/Aa/A	$959,441	$939,835	$(19,606)	90.6%
2	BBB	Baa	65,681	63,641	(2,040)	9.4%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%
		Total	$1,025,122	$1,003,476	$(21,646)	100%

As of March 31, 2006, we held forty eight common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.1 million. All of these securities have been in an unrealized loss position for less than nine months.

The fixed income portfolio contained 496 unrealized loss positions as of March 31, 2006. The $21.6 million in associated unrealized losses for these 496 securities is only 1.6% of the fixed income portfolio’s cost basis. Of these 496 securities, 42 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $3.0 million in unrealized losses (0.2% of total fixed income portfolio’s cost basis). The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first three months of 2006 and 2005 was 29%. Effective rates are dependent upon components of pretax earnings and the related tax effects. Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2006 and 2005 as a result of the following:

	2006		2005
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,692	35%	$14,539	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,512)	(4)%	(1,446)	(4)%
Dividends received deduction	(458)	(1)%	(458)	(1)%
Dividends paid deduction	(116)	(1)%	(104)	—
Other items, net	1	—	(298)	(1)%

Total tax expense	$10,607	29%	$12,233	29%

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

Cash flows from operating activities decreased during the first three months of 2006 compared to last year, due to an increase in claim payments. The following table summarizes these cash flows for the three month periods ended March 31, 2006 and 2005.

(in thousands)	2006	2005
Operating cash flows	$21,709	$31,015
Investing cash flows	$(5,578)	$(27,028)
Financing cash flows	$(16,131)	$(3,987)
Total	$—	$—

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.

As of December 31, 2005 and March 31, 2006, we were party to three reverse repurchase agreements (short-term debt) totaling $15.5 million and $15.3 million, respectively.

We are not party to any off-balance sheet arrangements.

At March 31, 2006, we had short-term investments maturing within one year of approximately $121.7 million and investments of $429.3 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million. Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of March 31, 2006, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2006, our investment portfolio had a book value of $1.8 billion. Invested assets at March 31, 2006, increased by $54.8 million, from December 31, 2005.

As of March 31, 2006, our fixed-income portfolio had the following rating distribution:

AAA	76.6%
AA	10.4%
A	7.6%
BBB	5.4%
Total	100.00%

As of March 31, 2006, the duration of the fixed income portfolio was 5.05 years. Our fixed-income portfolio remained well diversified, with 735 individual issues as of March 31, 2006. During the first three months of 2006, the total return on our bond portfolio on a tax-equivalent, mark-to-market basis was 0.0%.

In addition, at March 31, 2006, our equity portfolio had a value of $333.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities. Our investment strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

In the first quarter of 2006, we allocated investment funds to additional asset classes. An allocation was made to a high yield municipal bond mutual fund. In addition, funds were placed into an enhanced dividend equity strategy. These two investment vehicles have exhibited favorable historic risk/return profiles and low correlation to the existing investment portfolio.

As of March 31, 2006, our equity portfolio had a dividend yield of 2.8% compared to 1.8% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, our group of 158 equity securities is well diversified. During the first three months of 2006, the total return on our equity portfolio on a mark-to-market basis was 5.6%.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2006, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $15.3 million in reverse repurchase debt agreements with maturities from zero to six months (short-term debt), and $700.0 million of shareholders’ equity. Debt outstanding comprised 16.5% of total capital as of March 31, 2006.

Our 119th consecutive quarterly dividend payment was declared in the first quarter of 2006 and paid on April 14, 2006 in the amount of $0.17 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2006 without prior approval is $69.1 million. In the first three months of 2006, a $35.2 million dividend was received as an asset transfer from RLI Insurance Company relating to RLI Insurance Company’s investment in Maui Jim, Inc. This leaves $33.9 million in dividend capacity from insurance subsidiaries for the remainder of 2006. The total amount paid in all of 2005 was $13 million.

Interest and fees on debt obligations totaled $1.7 million for the first three months of 2006, up $128,000 from the same period in 2005. Rising interest rates in the reverse repurchase markets have been offset by a reduction in the outstanding balance of these instruments. As of March 31, 2006, outstanding debt balances totaled $115.3 million, compared to $146.9 million at March 31, 2005. The March 31, 2006 debt balance is comprised of the $100.0 million in senior notes and $15.3 million in reverse repurchase agreements. The March 31, 2005 balance of $146.9 million consisted of $100.0 million in senior notes and $46.9 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2006 and 2005:

	1Q 2006	1Q 2005

Line of Credit	NA	NA
Reverse repurchase agreements	4.55%	2.51%
Total short-term debt	4.82%	2.68%
Senior notes	6.02%	6.02%
Total Debt	5.86%	4.95%

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

Our market risk exposures at March 31, 2006, have not materially changed from those identified in our 2005 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings — There were no material changes to report.

Item 1A.	Risk Factors — There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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
Date: April 27, 2006