Form 10-Q
period 2006-06-30
RLI CORP
filed 2006-07-28
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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
Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of July 20, 2006 the number of shares outstanding of the registrant’s Common Stock was 24,723,637.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)

	For the Three-Month Period
	Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net premiums earned	$125,867	$123,674
Net investment income	17,556	14,666
Net realized investment gains	1,489	4,389
	144,912	142,729
Losses and settlement expenses	74,966	49,323
Policy acquisition costs	34,207	35,572
Insurance operating expenses	9,736	9,176
Interest expense on debt	1,710	1,854
General corporate expenses	1,654	1,710
	122,273	97,635
Equity in earnings of uncons. investees	4,867	4,515
Earnings before income taxes	27,506	49,609
Income tax expense	4,584	15,214
Net earnings	$22,922	$34,395

Other comprehensive earnings (loss),net of tax	(8,199)	13,659
Comprehensive earnings	$14,723	$48,054

Earnings per share:
Basic:

Basic net earnings per share	$0.91	$1.35
Basic comprehensive earnings per share	$0.59	$1.89

Diluted:

Diluted net earnings per share	$0.89	$1.31
Diluted comprehensive earnings per share	$0.57	$1.83

Weighted average number of common shares outstanding
Basic	25,157	25,439
Diluted	25,762	26,275

Cash dividends declared per common share	$0.19	$0.16

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)

	For the Six-Month Period
	Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net premiums earned	$253,254	$247,714
Net investment income	34,264	29,278
Net realized investment gains	5,931	7,373
	293,449	284,365
Losses and settlement expenses	141,643	105,842
Policy acquisition costs	69,806	67,436
Insurance operating expenses	18,937	18,434
Interest expense on debt	3,392	3,664
General corporate expenses	3,509	3,614
	237,287	198,990
Equity in earnings of uncons. investees	7,607	5,774
Earnings before income taxes	63,769	91,149
Income tax expense	15,191	27,447
Net earnings	$48,578	$63,702

Other comprehensive earnings (loss),net of tax	(11,794)	(3,858)
Comprehensive earnings	$36,784	$59,844

Earnings per share:
Basic:

Basic net earnings per share	$1.92	$2.51
Basic comprehensive earnings per share	$1.45	$2.35

Diluted:

Diluted net earnings per share	$1.86	$2.43
Diluted comprehensive earnings per share	$1.41	$2.28

Weighted average number of common shares outstanding
Basic	25,357	25,412
Diluted	26,050	26,244

Cash dividends declared per common share	$0.36	$0.30

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,150,436	$1,181,636
Held-to-maturity, at amortized cost	121,805	134,451
Trading, at fair value	14,897	15,312
Equity securities, at fair value	334,918	321,096
Short-term investments, at cost	61,027	45,296
Total investments	1,683,083	1,697,791
Accrued investment income	17,315	16,974
Premiums and reinsurance balances receivable	140,489	126,894
Ceded unearned premium	103,018	114,668
Reinsurance balances recoverable on unpaid losses	548,673	593,209
Deferred policy acquisition costs	74,002	69,477
Property and equipment	21,245	20,859
Investment in unconsolidated investees	45,432	54,340
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	21,799	15,444
TOTAL ASSETS	$2,681,270	$2,735,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,329,247	$1,331,866
Unearned premiums	400,621	383,683
Reinsurance balances payable	81,821	97,526
Notes payable, short-term debt	15,309	15,541
Income taxes-deferred	14,954	22,717
Bonds payable, long-term debt	100,000	100,000
Other liabilities	66,974	91,596
TOTAL LIABILITIES	2,008,926	2,042,929

Shareholders’ Equity
Common stock ($1 par value) (31,590,360 shares issued at 6/30/06) (31,344,058 shares issued at 12/31/05)	31,590	31,344
Paid-in Capital	186,366	181,794
Accumulated other comprehensive earnings	70,990	82,785
Retained Earnings	517,585	478,043
Deferred compensation	7,351	7,735
Less: Treasury shares at cost (6,866,723 shares at 6/30/06) (5,792,753 shares at 12/31/05)	(141,538)	(88,760)
TOTAL SHAREHOLDERS’ EQUITY	672,344	692,941
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,681,270	$2,735,870

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$68,496	$78,346
Cash Flows from Investing Activities
Investments purchased	(338,875)	(210,126)
Investments sold	302,670	140,653
Investments called or matured	51,256	40,956
Net change in short term investments	(24,132)	(25,136)
Changes in notes receivable	0	(5,500)
Net property and equipment purchased	(2,162)	(2,972)
Net cash used in investing activities	(11,243)	(62,125)

Cash Flows from Financing Activities
Cash dividends paid	(8,678)	(7,104)
Payments on debt	(267)	(10,228)
Proceeds from issuance of debt	35	214
Stock option plan share issuance	3,710	897
Excess tax benefit from exercise of stock options	1,109	0
Treasury shares purchased	(53,162)	0
Net cash used in financing activities	(57,253)	(16,221)

Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at June 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Income available to common Shareholders	$48,578	25,357	$1.92
Effect of Dilutive Securities
Incentive Stock Options	—	693	—

Diluted EPS
Income available to common Shareholders	$48,578	26,050	$1.86

	For the Six-Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic EPS
Income available to common stockholders	$63,702	25,412	$2.51

Effect of Dilutive Securities
Incentive Stock Options	—	832	—

Diluted EPS
Income available to common stockholders	$63,702	26,244	$2.43

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

SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our employee stock options and  recognized no compensation expense for the stock option grants.

Stock based compensation:  During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan). In conjunction with the adoption of this plan, effective May 5, 2005, options will no longer be granted under the two other option plans previously in existence. The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards is solely at the discretion of the executive resources committee and the nominating/corporate governance committee of our board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization). In 2005, we granted 233,500 stock options under this plan. In 2006, we have granted 176,900 stock options under this plan.

Under the omnibus plan, we grant to officers, directors and other employees stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period and have a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances the requisite service period and vesting period will be the same.  For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals seventy-five, the requisite service period is deemed to be met and options are immediately expensed on the date of grant.  For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility.  Shares issued upon option exercise are newly issued shares.

During 2005, our board of directors adopted resolutions authorizing the accelerated vesting of existing unvested stock options, including directors’ stock options. These resolutions were effective May 5, 2005, for all options issued prior to this date and December 30, 2005, for options issued in 2005 subsequent to May 5, 2005. Acceleration was applicable to substantially all unvested options and contains certain share transfer restrictions. These modifications, which occurred prior to the effective date of SFAS 123R, effectively removed these options from expense consideration under SFAS 123R. Under APB 25, compensation expense recorded for accelerated vesting was measured by applying two criteria: (1) the difference between the market price and the option exercise price on the date of acceleration, and (2) the number of options that would have been forfeited as unexercisable (unvested) had acceleration not occurred. Using the guidance set forth in APB 25 and related interpretations, our historical forfeiture rate of less than 10 percent, and certain other assumptions for anticipated retirements, we recorded $0.8 million of pre-tax compensation expense during 2005. This expense represented our best estimate of the total expense associated with acceleration.

The following table summarizes option activity in 2006:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000’s)
Outstanding options at January 1, 2006	1,931,627	$26.53
Options granted	176,900	$50.21
Options exercised	(289,690)	$20.20		$9,627
Options canceled/forfeited	(2,900)	$34.64
Outstanding options at June 30, 2006	1,815,937	$29.83	5.79	$33,316
Exercisable options at June 30,2006	1,639,037	$27.63	5.35	$33,676

The majority of our options are granted annually at the board meeting in May. Thus far in 2006, 176,900 options have been granted with an average exercise price of $50.21 and an average fair value of $13.99. Of these grants, 171,900 were granted at the board meeting in May with a calculated fair value of $13.97.  We recognized $0.3 million of expense during the first six months of 2006 related to this grant.  Since options granted in 2006 have been non-qualified, we recorded a tax benefit of $0.1 million related to this compensation expense.  Total unrecognized compensation expense relating to these grants was $2.0 million, which will be recognized over the remainder of the five-year vesting period.  There were no options that vested during the first six months of 2006.

The fair value of share-based payment awards was estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values:

	2006	2005
Weighted—average fair value of grants	$13.99	$13.08
Risk-free interest rates	5.03%	3.97%
Dividend yield	1.51%	1.50%
Expected volatility	22.44%	22.90%
Expected option life	6.31 years	8.0 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate each options expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is an implied volatility.  For 2006, this volatility is calculated by computing the weighted average of the most recent 1-year volatility, the most recent 6.31-year (equal to the expected life) volatility and the median of the 6.31-year rolling volatilities of RLI stock.  For 2006, the expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.  In prior years, the expected life was determined using historical exercise patterns.

As discussed previously, prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants.  In accordance with SFAS 123R, we adopted the provisions of the statement on January 1, 2006 using the modified prospective approach.  Under this method, prior periods are not restated.  Had compensation cost for share-based plans been determined consistent with SFAS 123R, our net earnings and earnings per share for the six and three-month periods ended June 30, 2005 would have been reduced to the following pro forma amounts:

	Six-Month period Ended June 30, 2005	Three-Month period Ended June 30, 2005
	(in thousands, except per share data)
Net earnings, as reported	$63,702	$34,395
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	487	487
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(2,442)	(1,820)
Pro forma net earnings	$61,747	$33,062

Earnings per share:
Basic — as reported	$2.51	$1.35
Basic — pro forma	$2.43	$1.30

Diluted — as reported	$2.43	$1.31
Diluted — pro forma	$2.35	$1.26

Pro forma disclosures for 2006 are not presented because the amounts are recognized in the Statement of Earnings.

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

The table below represents the various components of pension expense for the three month periods ended June 30, 2006 and 2005.

Pension Expense	2006	2005
	(in thousands)
Service Cost	$—	$—
Interest Cost	294	379
Expected Return on Assets	(242)	(387)
Prior Service Cost	—	—
Recognition of Transition Asset	—	—
Recognition of (Gains)/Losses	648	440
Net Periodic Cost	$700	$432
Settlement Expense	213	—
Total Pension Cost	$913	$432

During the second quarter of 2006, we had pension payouts that resulted in our year-to-date distributions exceeding the interest cost of the plan.  As a result, we incurred settlement expense of $213,000, relating to these distributions.

While the ERISA required minimum contribution for the fiscal year ending December 31, 2006 is $0, we will likely contribute the amount necessary to terminate the plan in late 2006 and distribute benefits in 2007.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at June 30, 2006 and December 31, 2005.  Impairment testing was performed during the second quarter of 2006, pursuant to the requirements of SFAS 142.  Based upon this review, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.2 million for the first six months of 2006 and 2005. At June 30, 2006, net intangible assets totaled $0.3 million, net of $5.4 million of accumulated amortization, and are included in other assets.

2. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Six-Month Periods Ended June 30,
SEGMENT DATA	EARNINGS		REVENUES
	2006	2005	2006	2005
	(in thousands)
Property	$3,304	$13,451	$50,992	$42,046
Casualty	15,521	41,055	173,081	180,831
Surety	4,043	1,496	29,181	24,837

Operating segment totals before income taxes	$22,868	$56,002	$253,254	$247,714
Net investment income	34,264	29,278	34,264	29,278
Realized gains	5,931	7,373	5,931	7,373
General corporate expense and interest on debt	(6,901)	(7,278)
Equity in earnings of unconsolidated investee	7,607	5,774

Total earnings before income taxes	$63,769	$91,149
Income tax expense	15,191	27,447

Total	$48,578	$63,702	$293,449	$284,365

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Six-Month Period
	Ended June 30,
	2006	2005
	(in thousands)
Property
Commercial property	$39,362	$32,106
Construction	1,044	6,092
Other property	10,586	3,848
Total	$50,992	$42,046

Casualty
General liability	$89,347	$88,716
Commercial and personal umbrella	31,765	29,310
Commercial transportation	24,475	27,007
Specialty program business	12,786	20,796
Executive products	6,183	4,739
Other	8,525	10,263
Total	$173,081	$180,831

Surety	$29,181	$24,837
Grand Total	$253,254	$247,714

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance and surety coverage through insurance company subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides insurance coverages primarily for commercial risks representing 86% of our consolidated revenue for the first six months of 2006 compared to 87% for the same period last year.

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

Our property segment primarily underwrites commercial fire, earthquake, difference in conditions, marine, and in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily in the state of California. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We attempt to limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

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

The surety segment specializes in writing small to large commercial and small contract surety products, as well as those for the energy (plugging and abandonment), petrochemical and refining industries. Our surety products usually involve a statutory requirement for bonds, and these bonds have maintained a relatively low loss ratio. Losses may fluctuate, however, due to adverse economic conditions that may affect the financial viability of an insured. Contract surety products typically guarantee the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions, inclement weather conditions or the deterioration of a contractor’s financial condition. As such, this line has historically produced marginally higher loss ratios than other surety lines.

The insurance marketplace has softened over the last two years, meaning that the marketplace became more competitive and prices were generally flat to falling, even as coverage terms became less restrictive. Recently, pricing in the property segment has hardened, meaning that prices are increasing, and terms have become more restrictive, particularly in hurricane and earthquake-prone areas.  We believe that our business model is geared to create underwriting profits by focusing on sound underwriting discipline. Our primary focus will continue to be on underwriting profitability as opposed to premium growth or market share measurements.

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net earnings and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business, evaluating our performance, and drawing comparisons to our peers.  These measures include gross revenues, gross premiums written, net premiums written, combined ratios, and net unpaid loss and settlement expenses.

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

Gross premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in our insurance underwriting operations with some indication of profit potential subject to the levels of our retentions, expenses and loss costs.

Net premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, net premiums written is the component of net premiums earned that measures gross premiums written less the cost of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.

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

Net Unpaid Loss and Settlement Expenses

Unpaid losses and settlement expenses, as shown in the liabilities section of our balance sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (IBNR) claims. The related asset item, reinsurance balances recoverable on unpaid losses and settlement expense, is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid loss and settlement expenses and is commonly referred to in our disclosures regarding the process of establishing these various estimated amounts.

Critical Accounting Policies

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

Investment Valuation

Throughout each year, our internal and external investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established and monitored by our officers and board of directors.  This includes selling individual securities that have unrealized losses when the investment manager believes future performance can be improved by buying other securities deemed to offer superior long-term return potential.

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

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position until their recovery. We have not sold any securities for the purpose of generating cash over the last several years to pay claims, dividends or any other expense or obligation. Accordingly, we believe that our sale activity does not undermine our ability to continue to hold securities in an unrealized loss position until our cost may be recovered.

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

SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO SIX MONTHS
ENDED JUNE 30 2005

Consolidated gross revenues, as displayed in the table that follows, totaled $444.0 million for the first six months of 2006 compared to $402.2 million for the same period in 2005.

	For the Six-Month Period
	Ended June 30,
Gross revenues	2006	2005
	(in thousands)
Gross premiums written	$403,843	$365,545
Net investment income	34,264	29,278
Net realized investment gains	5,931	7,373
Total gross revenues	$444,038	$402,196

Gross premiums written for the Group increased 10% from 2005 levels, as both property and surety posted strong growth.  Net investment income improved 17% to $34.3 million.  This growth is attributable to continued positive operating cash flow, coupled with a higher interest rate environment.  Additionally, the sale of certain securities during the first six months of 2006 resulted in the recognition of $5.9 million in net realized gains.

Consolidated net revenue for the first six months of 2006 increased $9.1 million, or 3%, from the same period in 2005. Net premium earned was up 2%, while net investment income advanced 17%.

Net after-tax earnings for the first six months of 2006 totaled $48.6 million, $1.86 per diluted share, compared to $63.7 million, $2.43 per diluted share, for the same period in 2005.  While both periods reflect favorable development on prior year’s loss reserves, the magnitude of this favorable development was considerably larger in 2005.  During the first six months of 2005, positive development on prior accident year’s hurricane and casualty loss reserves resulted in additional pretax earnings of $29.0 million ($0.73 per diluted share).  In 2006, positive development on prior accident year’s hurricane and casualty loss reserves resulted in additional pretax earnings of only $5.0 million ($0.12 per diluted share).  Offsetting this positive development were losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacting results for 2006 by $7.0 million ($0.18 per share).

The amounts disclosed for favorable loss development are net of performance-related bonus impacts, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first six months of 2006, equity in earnings of unconsolidated investees of $7.6 million included $5.6 million related to Maui Jim, Inc. and $2.0 million from Taylor Bean & Whitaker Mortgage Corp. Results for 2005 showed $5.8 million in income, which included $4.9 million related to Maui Jim and $0.9 million from Taylor Bean & Whitaker. Continued strong operating performance from both companies drove the growth in 2006.

Results for the first six months of 2006 include pre-tax realized gains of $5.9 million, $0.14 per diluted share, compared to pre-tax gains of $7.4 million, $0.18 per diluted share, for the same period last year.  Additionally, results for 2006 reflect the favorable resolution of a recent tax examination.  As a result of the conclusion of this examination we recorded a tax benefit of $3.2 million ($0.12 per share), resulting from a change in tax estimate related to the sale of assets.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $36.8 million, $1.41 per diluted share, for the first six months of 2006, compared to comprehensive earnings of $59.8 million, $2.28 per diluted share, for the same period in 2005. Unrealized losses, net of tax, for the first six months of 2006 were $11.8 million, $0.45 per diluted share, compared to unrealized losses of $3.9 million, $0.15 per diluted share, for the same period in 2005.  Both periods were negatively impacted, to varying degrees, by volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group advanced to $403.8 million for the first six months of 2006, as property and surety posted strong growth.  Underwriting income for the Group declined $33.1 million to a pre-tax profit of $22.9 million for the first six months of 2006.  Results for 2005 of $56.0 million include $29.0 million in favorable development on prior accident years’ casualty and hurricane reserves.  On a comparative basis, results for 2006 include $5.0 million in favorable development on prior accident years’ casualty and hurricane reserves and were negatively impacted by a $7.0 million underwriting loss on construction coverages.  The GAAP combined ratio totaled 90.9 for the first six months of 2006, compared to 77.4 for the same period in 2005.  The Group’s loss ratio increased to 55.9 for 2006, compared to 42.7 for 2005, reflective of the reduction in prior accident years’ reserve releases and losses on construction coverages.

	For the Six-Month Period
	Ended June 30,
	2006	2005
Gross premiums written (in thousands)
Property	$120,095	$80,648
Casualty	250,094	254,292
Surety	33,654	30,605
Total	$403,843	$365,545

Underwriting income (in thousands)
Property	$3,304	$13,451
Casualty	15,521	41,055
Surety	4,043	1,496
Total	$22,868	$56,002

Combined ratio
Property	93.5	68.0
Casualty	91.0	77.3
Surety	86.2	94.0
Total	90.9	77.4

Property

Gross premiums written for the Group’s property segment improved $39.4 million, or (49%) from the same period last year.  For the first six months of 2006, property’s gross premiums totaled $120.1 million.  Our domestic fire book posted a $27.7 million (72%) increase in written premium, as rates for hurricane-prone areas have increased in excess of 50%.  Additionally, California earthquake premium advanced $6.5 million (23%) as rates in earthquake-prone areas have advanced 50%, as well. Growth in fire and California earthquake was achieved primarily on the basis of increased rates, as our overall exposure to hurricanes and earthquakes remained relatively constant. In addition, our marine division, which was launched during the second quarter of last year reported over $11.0 million in written premium during 2006.  Offsetting these improvements, construction premium declined $4.2 million (66%) due to the fourth quarter 2005 decision to discontinue our participation in this line.

For the segment, net premiums written advanced at a faster pace than gross production.  Net premiums for the segment were up 73%.  This change is driven by a shift in mix of business, a slight increase in retention, and the structure of our catastrophe reinsurance.  Catastrophe reinsurance is ceded on a gross premiums earned basis.  Given the acceleration in growth of catastrophe-exposed business in 2006, gross premiums earned lagged premiums written, resulting in a lower amount of premiums ceded on catastrophe-exposed business during this period of rapid growth in writings.  This trend will reverse as the gross premium is earned, which will result in increased premiums ceded in future periods, and conversely, lower net premiums written. We would expect this gap to narrow during the second half of the year.

Underwriting income for the segment was $3.3 million for the first six months of 2006, compared to $13.5 million for the same period in 2005.  In 2006, we experienced over $2.0 million in increased weather-related claims (wind, hail, tornados) compared to the same period in 2005.  Additionally in 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results for 2006 by $7.0 million. These construction coverages often insured large projects covering multiple years and relied heavily on reinsurance.  Certain multiple-year projects remain ongoing, during this period of run-off.  While overall exposure and policy counts are down 50% since the fourth quarter decision to exit this business, several losses developed adversely in 2006.  This triggered both increased losses incurred of $3.8 million and additional reinsurance premium of $3.2 million to reinstate reinsurance coverage exhausted by the increase in developed losses. Overall exposure and policy count will continue to decline during the last half of 2006.  We would expect exposure and policy count to be down by 75% by year end.

Segment results for 2006 translate into a combined ratio of 93.5, compared to 68.0 for the same period last year. The segment’s loss ratio advanced to 51.9 from 31.0 in 2005, due to the aforementioned construction and weather-related losses.

From an expense standpoint, the segment’s expense ratio increased to 41.6 from 37.0 in 2005.  The expense ratio for the first six months of 2005 was lower due to $2.9 million in increased reinsurance profit commission recognition. The expense ratio in 2006 is more indicative of the trend for this segment.

Casualty

The casualty segment posted gross premiums written of $250.1 million for the first six months of 2006, down 2% from the same period last year.  Rates have continued to soften at a modest pace in the casualty segment.  Despite this softening, margins remain good and we continue to find opportunities for profitable growth.  Gross premium for executive products advanced $6.2 million (27%) and umbrella was up $3.4 million (7%). Despite a slight erosion in rates, general liability, our largest growth contributor over the past several years, posted writings off only 1% from last year and continues to produce profitable results.  Our specialty program business declined $9.6 million (40%) due to increased competition and exiting certain unprofitable accounts. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $15.5 million, compared to income of $41.1 million for the same period last year.  Results for 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation and specialty programs.  Due to this positive emergence, during the first and second quarters of 2005, we released reserves.  These reserve releases improved the segment’s underwriting results by $26.1 million, net of related bonuses.   Moreover during 2005, a re-evaluation of last year’s hurricanes resulted in the release of reserves, adding $2.8 million of underwriting income, net of related bonuses. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this first quarter 2005 reserve release. From a comparative standpoint, results for 2006 include only $2.3 million of favorable experience on prior accident years (2000 and 2003), primarily from executive products and $0.3 million in hurricane reserve releases. Overall, the combined ratio for the casualty segment was 91.0 for 2006 compared to 77.3 in 2005.  The segment’s loss ratio was 62.6 in 2006 compared to 46.9 in 2005, primarily driven by the reduction in prior accident years’ reserve releases.

Surety

The surety segment posted gross premiums written of $33.7 million for the first six months of 2006, up 10% from the same period last year.  Premium growth was experienced across all lines: miscellaneous, commercial, energy and contract.  The segment posted underwriting income of $4.0 million, compared to an income of $1.5 million for the same period last year.  The combined ratio for the surety segment totaled 86.2 in 2006, versus 94.0 for the same period in 2005.  The segment’s loss ratio was 23.3 for 2006, compared to 32.1 for 2005, as results for both contract and commercial improved considerably.    The expense ratio increased to 62.9 but was in line with expectations.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  A detailed discussion of this litigation can be found in Item 3 — Legal Proceedings and note 10 of our 2005 Annual Report on Form 10-K. There have been no significant changes to this litigation since the filing of the Annual Report.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2006, net investment income increased by 17.0% over that reported for the same period in 2005.  This improvement was due to an increased asset base and a higher interest rate environment. On an after-tax basis, investment income increased by 15%.  The average annual yields on our investments for the first six months of 2006 and 2005 were as follows.

	2006	2005
Pretax Yield
Taxable	5.16%	4.91%
Tax-Exempt	3.97%	3.99%
After-tax yield
Taxable	3.35%	3.19%
Tax-Exempt	3.76%	3.78%

During the first six months of 2006, the yield increased on the taxable bonds but decreased slightly on tax-exempt bonds.

The fixed-income portfolio decreased by $44.3 million during the first six months of 2006.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.4%.  Our equity portfolio increased by $13.8 million during the first six months of 2006, to $334.9 million. The equity portfolio had a total return of 6.9% during the first six months of 2006.

We realized a total of $5.9 million in capital gains in the first six months of 2006, compared to capital gains of $7.4 million in the first six months of 2005. The decrease in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During the first six months of 2006 and 2005, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2006, including fair value, cost basis, and unrealized gains and losses.

	Cost	6/30/06	Gross Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$12,757	$15,132	$2,455	$(80)	$2,375	18.6%
Consumer Staples	15,627	31,913	16,314	(28)	16,286	104.2%
Energy	10,622	28,991	18,371	(2)	18,369	172.9%
Financials	31,572	63,083	32,007	(496)	31,511	99.8%
Healthcare	11,158	25,579	14,422	(1)	14,421	129.2%
Industrials	18,474	39,919	21,596	(151)	21,445	116.1%
Materials	6,965	9,651	2,732	(46)	2,686	38.6%
Information Technology	13,001	16,450	4,446	(997)	3,449	26.5%
Telecommunications	9,497	15,997	6,525	(25)	6,500	68.4%
Utilities	46,604	67,919	21,334	(19)	21,315	45.7%
Other	20,320	20,284	—	(36)	(36)	-0.2%
	$196,597	$334,918	$140,202	$(1,881)	$138,321	70.4%

(1)             Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of June 30, 2006. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses
Segmented by Type and Period of Continuous
Unrealized Loss at June 30, 2006

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total
U.S Government
Fair value	$14,690	$—	$14,690
Cost or Amortized Cost	15,259	—	15,259
Unrealized Loss	(569)	—	(569)

U.S Agency
Fair value	$292,938	$3,857	$296,795
Cost or Amortized Cost	298,270	3,979	302,249
Unrealized Loss	(5,332)	(122)	(5,454)

Mtge/ABS/CMO
Fair value	$206,509	$26,205	$232,714
Cost or Amortized Cost	213,686	27,646	241,332
Unrealized Loss	(7,177)	(1,441)	(8,618)

Corporate
Fair value	$170,889	$15,328	$186,217
Cost or Amortized Cost	178,837	16,683	195,520
Unrealized Loss	(7,948)	(1,355)	(9,303)

States, political subdivisions & revenues
Fair value	$322,351	$15,417	$337,768
Cost or Amortized Cost	329,810	15,970	345,780
Unrealized Loss	(7,459)	(553)	(8,012)

Subtotal, debt securities
Fair value	$1,007,377	$60,807	$1,068,184
Cost or Amortized Cost	1,035,862	64,278	1,100,140
Unrealized Loss	(28,485)	(3,471)	(31,956)

Common Stock
Fair value	$43,430	$—	$43,430
Cost or Amortized Cost	45,311	—	45,311
Unrealized Loss	(1,881)	—	(1,881)

Total
Fair value	$1,050,807	$60,807	$1,111,614
Cost or Amortized Cost	1,081,173	64,278	1,145,451
Unrealized Loss	(30,366)	(3,471)	(33,837)

The following table shows the composition of the fixed income securities in loss positions at June 30, 2006 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC Rating	S&P Rating	Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$1,011,750	$981,566	$(30,184)	94.5%
2	BBB	Baa	88,390	86,618	(1,772)	5.5%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%
		Total	$1,100,140	$1,068,184	$(31,956)	100%

As of June 30, 2006, we held sixty common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.9 million. All of these securities have been in an unrealized loss position for less than nine months.

The fixed income portfolio contained 537 unrealized loss positions as of June 30, 2006. The $32.0 million in associated unrealized losses for these 537 securities is only 2.4% of the fixed income portfolio’s cost basis.  Of these 537 securities, 42 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $3.5 million in unrealized losses (0.3% of total fixed income portfolio’s cost basis). The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first six months of 2006 was 24% compared to 30% for the same period in 2005. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Additionally, results for 2006 include a favorable resolution of a recent tax examination.  During the second quarter of 2006, the Internal Revenue Service (IRS) concluded an examination of our tax years 2000 through 2004.  As a result of the conclusion of this exam, we recorded a $3.2 million tax benefit, resulting from a change in tax estimate related to the sale of assets.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2006 and 2005 as a result of the following:

	2006		2005
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$22,319	35%	$31,902	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,980)	(5)%	(2,914)	(3)%
Dividends received deduction	(937)	(1)%	(870)	(1)%
Dividends paid deduction	(235)	—	(210)	—
Tax benefit on IRS examination	(3,171)	(5)%	—	—
Other items, net	195	—	(461)	(1)%

Total tax expense	$15,191	24%	$27,447	30%

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

The following table summarizes cash flows for the six month periods ended June 30, 2006 and 2005.

(in thousands)	2006	2005
Operating cash flows	$68,496	$78,346
Investing cash flows	$(11,243)	$(62,125)
Financing cash flows	$(57,253)	$(16,221)
Total	$—	$—

Cash flows from operating activities decreased during the first six months of 2006 compared to that reported for the same period in 2005, due to an increase in paid losses and the timing of certain reinsurance, claim, and other payments.  In 2005, available operating cash flow was used in investing activities to purchase additional fixed-income securities.  In 2006, available operating cash flow has been used in financing activities to fund the repurchase of our stock.  On February 10, 2006, we announced a new stock repurchase program for up to $100.0 million in RLI common stock with the expectation that the program will occur during the next 12 to 18 months.  Since the inception of this program, we have repurchased 1,073,950 shares of RLI stock at a cost of $53.2 million.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.

As of December 31, 2005, we were party to three reverse repurchase agreements totaling $15.5 million.  As of June 30, 2006, we were party to three reverse repurchase agreements (short-term debt) totaling $15.3 million.

We are not party to any off-balance sheet arrangements.

At June 30, 2006, we had short-term investments, cash and other investments maturing within one year, of approximately $67.6 million and investments of $359.1 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of June 30, 2006, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2006, our investment portfolio had a book value of $1.7 billion. Invested assets at June 30, 2006, decreased by $14.7 million from December 31, 2005.

As of June 30, 2006, our fixed-income portfolio had the following rating distribution:

AAA	77.2%
AA	10.3%
A	7.6%
BBB	4.9%
Total	100.00%

As of June 30, 2006, the duration of the fixed income portfolio was 5.01 years. Our fixed-income portfolio remained well diversified, with 736 individual issues as of June 30, 2006.

In addition, at June 30, 2006, our equity portfolio had a value of $334.9 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities.  The strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2006, our portfolio had a dividend yield of 2.8% compared to 1.8% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.0% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 175 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2006, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $15.3 million in reverse repurchase debt agreements with maturities from zero to six months (short-term debt), and $672.3 million of shareholders’ equity. Debt outstanding comprised 17% of total capital as of June 30, 2006.

Our 120th consecutive quarterly dividend payment was declared in the second quarter of 2006 and paid on July 14, 2006 in the amount of $0.19 per share.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2006 without prior approval is $69.1 million. Dividends paid in the form of asset transfers are applied to the dividend limitation at the estimated fair value of the asset as of the dividend date.  In the first six months of 2006, a total of $59.5 million has been paid in dividends by RLI Insurance as follows: asset transfer of Maui Jim valued at $35.2 million; asset transfer of Taylor, Bean, Whitaker valued at $13.4 million; and a cash dividend of $10.9 million.  This leaves $9.6 million in dividend capacity from insurance subsidiaries for the remainder of 2006.  The total amount paid in all of 2005 was $13.0 million.

Interest and fees on debt obligations totaled $3.4 million for the first six months of 2006, down $272,000 from the same period in 2005. Rising interest rates in the reverse repurchase markets have been offset by a reduction in the outstanding balance of these instruments.  As of June 30, 2006, outstanding debt balances totaled $115.3 million, compared to $136.8 million at June 30, 2005.  The June 30, 2006 debt balance is comprised of the $100.0 million in senior notes and $15.3 million in reverse repurchase agreements.  The June 30, 2005 balance of $136.8 million consisted of $100.0 million in senior notes and $45.5 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the six month periods ended June 30, 2006 and 2005:

	2Q 2006	2Q 2005
Line of Credit	NA	NA
Reverse repurchase agreements	4.83%	2.74%
Total short-term debt	5.16%	2.95%
Senior Notes	6.02%	6.02%
Total Debt	5.90%	5.05%

THREE MONTHS ENDED JUNE 30, 2006, COMPARED TO THREE MONTHS
ENDED JUNE 30, 2005

Consolidated gross revenues, as displayed in the table that follows, totaled $247.7 million for the second quarter of 2006 compared to $218.5 million for the same period in 2005.

	For the Three-Month Period Ended June 30,
Gross revenues (in thousands)	2006	2005
Gross premiums written	$228,690	$199,410
Net investment income	17,556	14,666
Net realized investment gains	1,489	4,389
Total gross revenues	$247,735	$218,465

Gross revenue improved 13% from 2005 levels, as both premiums written and net investment income increased.  Gross premiums written advanced 15% from 2005 levels, as the property segment posted strong growth.  Net investment income improved 20% to $17.6 million.  This growth is attributable to continued positive operating cash flow, coupled with a higher interest rate environment. Realized gains declined to $1.5 million, due primarily to the realized losses recorded on the sale of certain fixed income securities.

Consolidated net revenue for the second quarter of 2006 was up 2% to $144.9 million.  Net premiums earned advanced 2%, and investment income was up 20%.

Net after-tax earnings for the second quarter of 2006 totaled $22.9 million, $0.89 per diluted share, compared to $34.4 million, $1.31 per diluted share, for the same period in 2005.  Results for 2006 were negatively impacted by losses and reinstatement premiums associated with the run-off of previously exited construction coverages, which adversely impacted results for the second quarter of 2006 by $7.0 million ($0.18 per share).  Results for 2005 include certain favorable developments from prior years’ loss reserves.  During the second quarter of 2005, positive development on prior accident years’ casualty loss reserves resulted in additional pretax earnings of $16.1 million ($0.40 per diluted share). We did not experience similar reserve releases during the second quarter of 2006.  The favorable development amount for 2005 is net of performance-related bonus accruals, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital), which advanced significantly during 2005.

During the second quarter of 2006, we recorded $4.9 million in equity in earnings of unconsolidated investees, which included $3.6 million relating to Maui Jim, Inc. and $1.3 million from Taylor Bean & Whitaker Mortgage Corp. Results for the second quarter of 2005 showed $4.5 million in earnings, which included $3.9 million related to Maui Jim and $0.6 million from Taylor Bean & Whitaker. Both companies continue to show strong operating performance.

Results for the second quarter of 2006 include pre-tax realized gains of $1.5 million, $0.04 per diluted share, compared to pre-tax gains of $4.4 million, $0.11 per diluted share, for the same period last year.  Additionally, results for 2006 reflect the favorable resolution of a recent tax examination.  As a result of the conclusion of this examination, we recorded a tax benefit of $3.2 million ($0.12 per share), resulting from a change in tax estimate related to the sale of assets.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $14.7 million, $0.57 per diluted share, for the second quarter of 2006, compared to comprehensive earnings of $48.1 million, $1.83 per diluted share, for the same period in 2005. Unrealized losses, net of tax, for the second quarter of 2006 were $8.2 million, $0.32 per diluted share, compared to unrealized gains of $13.7 million, $0.52 per diluted share, for the same period in 2005.  Results for 2005 were favorably impacted by improvements in the bond market, while second quarter 2006 results were negatively impacted by the rising interest rate environment and volatility in the bond market.

RLI INSURANCE GROUP

Gross premiums written for the Group increased 15% to $228.7 for the second quarter of 2006, as property posted double digit growth in the quarter.  Underwriting income declined to a pre-tax profit of $7.0 million for the second quarter of 2006, compared to $29.6 million for the same period in 2005. Results for 2006 were negatively impacted by the underwriting loss experienced on construction coverages, while results for the second quarter of 2005 were favorably impacted by prior accident years’ casualty reserve releases.  The GAAP combined ratio totaled 94.5 for the second quarter of 2006, compared to 76.1 for the same period in 2005.  The Group’s loss ratio increased to 59.6 for the second quarter of 2006, compared to 39.9 for 2005, which included the prior year’s reserve releases.

	For the Three-Month Period Ended June 30,
Gross premiums written (in thousands)	2006	2005
Property	$77,203	$49,129
Casualty	134,938	133,448
Surety	16,549	16,833
Total	$228,690	$199,410

Underwriting income (losses) (in thousands)
Property	$(1,774)	$5,390
Casualty	6,635	23,401
Surety	2,097	812
Total	$6,958	$29,603

Combined ratio
Property	107.0	74.2
Casualty	92.2	74.1
Surety	85.8	93.5
Total	94.5	76.1

Property

Gross premiums written for the Group’s property segment totaled $77.2 million for the second quarter of 2006, up $28.1 million (57%) from the same period last year.  Gross writings for our domestic fire book advanced $18.7 million, California earthquake premium advanced $7.2 million, and marine writings were up $4.1 million.  Growth in fire and California earthquake was achieved primarily on the basis of increased rate, as our overall exposure to hurricanes and earthquakes remained relatively constant. Our marine division, which was launched during the second quarter of last year continued to track according to expectations.  Offsetting these improvements, construction premium declined $2.7 million due to the fourth quarter 2005 decision to discontinue our participation in this line. For the segment, net premiums written advanced at a faster pace than gross production.  Net premiums for the segment were up 78% compared to the second quarter of 2005.  This change is driven by a shift in mix of business, a slight increase in retention, and the structure of our catastrophe reinsurance.  Catastrophe reinsurance is ceded on a gross premiums earned basis.  Given the acceleration in growth of catastrophe-exposed business in the second quarter of 2006, gross premiums earned lagged premiums written, resulting in a lower amount of premiums ceded on catastrophe-exposed business during this period of rapid growth in writings.  This trend will reverse as the gross premium is earned, which will result in increased premiums ceded in future periods, and conversely, lower net premiums written. We would expect this gap to narrow during the second half of the year.

Underwriting results for the segment totaled a loss of $1.7 million for the second quarter of 2006, compared to underwriting income of $5.4 million for the same period in 2005.  While the segment experienced $1.0 million in positive development on prior accident year’s hurricane reserves during the second quarter of 2006, increased weather-related claims (wind, hail, tornados) reduced underwriting results.  Additionally in 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results for the second quarter of 2006 by $7.0 million. These construction coverages often insured large projects covering multiple years and relied heavily on reinsurance.  Certain multiple-year projects remain ongoing, during this period of run-off. While overall exposure and policy counts are down 50% since the fourth quarter decision to exit this business, several losses developed adversely in 2006.  This triggered both increased losses incurred of $3.8 million and additional reinsurance premium of $3.2 million to reinstate reinsurance coverage exhausted by the increase in developed losses. Overall exposure and policy count will continue to decline during the last half of 2006.  We would expect exposure and policy count to be down by 75% by year end.

Segment results for the second quarter of 2006 translate into a combined ratio of 107.0, compared to 74.2 for the same period last year. The segment’s loss ratio advanced to 66.2 from 32.4 in 2005, due to the aforementioned construction and weather-related losses.

Casualty

The casualty segment posted gross premiums written of $134.9 million for the second quarter of 2006, up 1% from the same period in 2005.  While rates have softened, we continue to find opportunities for profitable growth.  Our largest growth contributor over the past several years, general liability, was off slightly (2%) from prior year, while executive products, transportation and umbrella showed modest improvements.  Our specialty program business declined $4.9 million (39%) due to increased competition and exiting certain unprofitable accounts. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted an underwriting profit of $6.6 million, compared to a profit of $23.4 million for the second quarter of last year.  The segment’s results for the second quarter of 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation, and specialty programs.  Due to this positive emergence, we released reserves, which improved the segment’s results by $16.9 million, net of related bonuses. We did not experience similar reserve releases in the second quarter of 2006.  Overall, the combined ratio for the casualty segment was 92.2 for the second quarter of 2006 compared to 74.1 for the same period in 2005. The reserve releases reduced the combined ratio for the second quarter of 2005 by 18.7 points.

Surety

The surety segment posted gross premiums written of $16.5 million for the second quarter of 2006, down 2% from the same period last year.  This decline is due to increased competition and rate softening in commercial surety, which has resulted in the loss of certain accounts, as we adhere to strict underwriting discipline.  The segment posted underwriting income of $2.1 million for the second quarter of 2006, compared to income of $0.8 million for the same period last year.  The combined ratio totaled 85.8 in 2006, versus 93.5 for the same period in 2005.  The segment’s loss ratio was 23.7 for 2006, compared to 31.5 for 2005, as loss experience for both contract and commercial improved considerably.  The expense ratio for 2006 was 62.1, in line with that reported for the second quarter of 2005.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $17.6 million during the second quarter of 2006, an increase of 20% over that reported for the same period in 2005.  The improvement in income is due to an increased asset base and a higher interest rate environment.  On an after-tax basis, investment income increased by 18%.

Yields on our fixed income investments for the second quarter of 2006 and 2005 are as follows:

Pretax Yield	2Q 2006	2Q 2005
Taxable	5.25%	4.89%
Tax-Exempt	4.01%	3.96%

After-tax yield
Taxable	3.41%	3.18%
Tax-Exempt	3.80%	3.75%

In the second quarter of 2006, compared to the second quarter of 2005, the average after-tax yield of the fixed-income portfolio increased.

We realized $1.5 million in capital gains in the second quarter of 2006, compared to capital gains of $4.4 million in the second quarter of 2005.  The decrease in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity.  There were no losses associated with the other-than-temporary impairment of securities in the second quarters of 2006 or 2005.

INCOME TAXES

Our effective tax rate for the second quarter of 2006 was 17% compared to 31% for the same period in 2005. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Additionally, results for the second quarter of 2006 include a favorable resolution of a recent tax examination.  During the second quarter of 2006, the IRS concluded an examination of our tax years 2000 through 2004.  As a result of the conclusion of this exam, we recorded a $3.2 million tax benefit, resulting from a change in tax estimate related to the sale of assets.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2006 and 2005 as a result of the following:

	2006		2005
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$9,627	35%	$17,362	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,468)	(5)%	(1,468)	(3)%
Dividends received deduction	(480)	(2)%	(411)	(1)%
Dividends paid deduction	(119)	—	(107)	—
Tax benefit on IRS examination	(3,171)	(12)%	—	—
Other items, net	195	1%	(162)	—

Total tax expense	$4,584	17%	$15,214	31%

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

Our market risk exposures at June 30, 2006, have not materially changed from those identified in our 2005 Annual Report on Form 10-K.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3.                          Defaults Upon Senior Securities - Not Applicable

Item 4.                          Submission of Matters to a Vote of Security Holders

At the May 4, 2006 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
Charles M. Linke	23,824,244	103,259
Jonathan E. Michael	23,805,270	122,233
Edward F. Sutkowski	23,747,744	179,759

RLI Incentive Compensation Plan

Votes Cast
For	Against	Abstain
22,323,290	563,513	1,032,698

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

Date: July 28, 2006