Form 10-Q
period 2006-09-30
RLI CORP
filed 2006-10-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:   001-09463

RLI Corp.
(Exact name of registrant as specified in its charter)

ILLINOIS	37-0889946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   Yes  ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of October 19, 2006 the number of shares outstanding of the registrant’s Common Stock was 24,419,494.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)

(in thousands, except per share data)	For the Three-Month Period Ended September 30,
	2006	2005

Net premiums earned	$138,245	$126,129
Net investment income	18,316	15,855
Net realized investment gains	2,822	7,194
	159,383	149,178
Losses and settlement expenses	70,018	69,835
Policy acquisition costs	36,320	34,835
Insurance operating expenses	10,573	8,196
Interest expense on debt	1,662	1,752
General corporate expenses	1,898	1,495
	120,471	116,113
Equity in earnings of uncons. investees	4,650	2,617
Earnings before income taxes	43,562	35,682
Income tax expense	13,184	10,353
Net earnings	$30,378	$25,329

Other comprehensive earnings (loss),net of tax	25,231	(12,129)
Comprehensive earnings	$55,609	$13,200

Earnings per share:
Basic:

Basic net earnings per share	$1.24	$0.99
Basic comprehensive earnings per share	$2.26	$0.52

Diluted:

Diluted net earnings per share	$1.21	$0.96
Diluted comprehensive earnings per share	$2.21	$0.50

Weighted average number of common shares outstanding
Basic	24,590	25,478
Diluted	25,131	26,346

Cash dividends declared per common share	$0.19	$0.16

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)

(in thousands, except per share data)	For the Nine-Month Period Ended September 30,
	2006	2005

Net premiums earned	$391,499	$373,843
Net investment income	52,580	45,133
Net realized investment gains	8,753	14,567
	452,832	433,543
Losses and settlement expenses	211,661	175,677
Policy acquisition costs	106,126	102,271
Insurance operating expenses	29,510	26,630
Interest expense on debt	5,054	5,417
General corporate expenses	5,407	5,109
	357,758	315,104
Equity in earnings of uncons. investees	12,257	8,391
Earnings before income taxes	107,331	126,830
Income tax expense	28,375	37,800
Net earnings	$78,956	$89,030

Other comprehensive earnings (loss),net of tax	13,437	(15,988)
Comprehensive earnings	$92,393	$73,042

Earnings per share:
Basic:

Basic net earnings per share	$3.14	$3.50
Basic comprehensive earnings per share	$3.68	$2.87

Diluted:

Diluted net earnings per share	$3.06	$3.39
Diluted comprehensive earnings per share	$3.58	$2.78

Weighted average number of common shares outstanding
Basic	25,116	25,434
Diluted	25,783	26,278

Cash dividends declared per common share	$0.55	$0.46

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,241,604	$1,181,636
Held-to-maturity, at amortized cost	112,561	134,451
Trading, at fair value	14,782	15,312
Equity securities, at fair value	364,194	321,096
Short-term investments, at cost	51,412	45,296
Total investments	1,784,553	1,697,791
Accrued investment income	18,023	16,974
Premiums and reinsurance balances receivable	134,607	126,894
Ceded unearned premium	102,266	114,668
Reinsurance balances recoverable on unpaid losses	540,351	593,209
Deferred policy acquisition costs	76,765	69,477
Property and equipment	20,741	20,859
Investment in unconsolidated investees	50,081	54,340
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	14,624	15,444
TOTAL ASSETS	$2,768,225	$2,735,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,342,217	$1,331,866
Unearned premiums	409,742	383,683
Reinsurance balances payable	84,248	97,526
Notes payable, short-term debt	5,018	15,541
Income taxes-deferred	27,263	22,717
Bonds payable, long-term debt	100,000	100,000
Other liabilities	91,942	91,596
TOTAL LIABILITIES	2,060,430	2,042,929

Shareholders’ Equity
Common stock ($1 par value) (31,617,697 shares issued at 9/30/06) (31,344,058 shares issued at 12/31/05)	31,618	31,344
Paid-in Capital	186,704	181,794
Accumulated other comprehensive earnings	96,221	82,785
Retained Earnings	543,319	478,043
Deferred compensation	7,592	7,735
Less: Treasury shares at cost
(7,198,203 shares at 9/30/06) (5,792,753 shares at 12/31/05)	(157,659)	(88,760)
TOTAL SHAREHOLDERS’ EQUITY	707,795	692,941
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,768,225	$2,735,870

The accompanying notes are an integral part of the financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period Ended September 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$142,765	$147,617
Cash Flows from Investing Activities
Investments purchased	(467,896)	(386,356)
Investments sold	332,930	177,012
Investments called or matured	79,071	65,888
Net change in short term investments	1,921	40,514
Changes in notes receivable	1,500	(5,000)
Net property and equipment purchased	(2,529)	(3,873)
Net cash used in investing activities	(55,003)	(111,815)

Cash Flows from Financing Activities
Cash dividends paid	(13,381)	(11,179)
Payments on debt	(10,557)	(25,932)
Proceeds from issuance of debt	35	214
Stock option plan share issuance	3,634	1,095
Excess tax benefit from exercise of stock options	1,549	0
Treasury shares purchased	(69,042)	0
Net cash used in financing activities	(87,762)	(35,802)
Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at September 30	$0	$0

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

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of a full year.

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

	For the Nine-Month Period Ended September 30, 2006
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common Shareholders	$78,956	25,116	$3.14
Effect of Dilutive Securities
Stock Options	—	667	—

Diluted EPS
Income available to common Shareholders	$78,956	25,783	$3.06

	For the Nine-Month Period Ended September 30, 2005
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$89,030	25,434	$3.50

Effect of Dilutive Securities
Stock Options	—	844	—

Diluted EPS
Income available to common stockholders	$89,030	26,278	$3.39

Adopted Accounting Standards:

SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R)

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

SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154)

The Company adopted SFAS 154 on January 1, 2006.  SFAS 154 replaces APB 20, “Accounting Changes”, and SFAS No.3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company had no accounting changes or error corrections affected by the new standard.

Pending Accounting Standards

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155)

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies are required to adopt the provisions of SFAS 155, as applicable, beginning in fiscal year 2007. The Company does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial position and results of operations.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,(FIN 48)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

Stock based compensation:  During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan). In conjunction with the adoption of this plan, effective May 5, 2005, options will no longer be granted under the two other option plans previously in existence. The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards is solely at the discretion of the executive resources committee and the nominating/corporate governance committee of our board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization). In 2005, we granted 233,500 stock options under this plan. In 2006, we have granted 191,100 stock options under this plan.

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

The following table summarizes option activity in 2006:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Outstanding options at January 1, 2006	1,931,627	$26.53
Options granted	191,100	$50.03
Options exercised	(339,762)	$19.69		$11,316
Options canceled/forfeited	(41,900)	$39.21
Outstanding options at September 30, 2006	1,741,065	$30.14	5.66	$35,955
Exercisable options at September 30, 2006	1,552,065	$27.72	5.18	$35,811

The majority of our options are granted annually at the board meeting in May. Thus far in 2006, 191,100 options have been granted with an average exercise price of $50.03 and an average fair value of $13.92. Of these grants, 171,900 were granted at the board meeting in May with a calculated fair value of $13.97.  We recognized $0.5 million of expense during the first nine months of 2006 related to 2006 grants.  Since options granted in 2006 have been non-qualified, we recorded a tax benefit of $0.2 million related to this compensation expense.  Total unrecognized compensation expense relating to these grants was $2.0 million, which will be recognized over the remainder of the five-year vesting period.  There were no options that vested during the first nine months of 2006.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values:

	2006	2005
Weighted-average fair value of grants	$13.92	$13.08
Risk-free interest rates	5.02%	3.97%
Dividend yield	1.51%	1.50%
Expected volatility	22.41%	22.90%
Expected option life	6.31 years	8.0 years

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

As discussed previously, prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for employee stock options and accordingly recognized no compensation expense for the stock option grants.  In accordance with SFAS 123R, we adopted the provisions of the statement on January 1, 2006 using the modified prospective approach.  Under this method, prior periods are not restated.  Had compensation cost for share-based plans been determined consistent with SFAS 123R, our net earnings and earnings per share for the nine and three-month periods ended September 30, 2005 would have been reduced to the pro forma amounts that follow.

(in thousands, except per share data)	Nine-Month period Ended September 30, 2005	Three-Month period Ended September 30, 2005
Net earnings, as reported	$89,030	$25,329
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	487	0
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(2,818)	(377)
Pro forma net earnings	$86,699	$24,952

Earnings per share:
Basic — as reported	$3.50	$0.99
Basic — pro forma	$3.41	$0.98

Diluted — as reported	$3.39	$0.96
Diluted — pro forma	$3.30	$0.95

Pro forma disclosures for 2006 are not presented because the amounts are recognized in the Statement of Earnings.

Pension Plan:  Beginning in 2003 through 2006, our board and management took a series of steps to gradually freeze and terminate our defined benefit pension plan.  Our termination plan has moved forward, and we expect the regulatory approval process required to fully terminate the plan to be completed during the fourth quarter of 2006. Final distribution of the plan assets is expected to be completed by the end of 2006.

The table below represents the various components of pension expense for the nine month periods ended September 30, 2006 and 2005.

Pension Expense (in thousands)	2006	2005
Service Cost	$—	$—
Interest Cost	441	567
Expected Return on Assets	(363)	(581)
Prior Service Cost	—	—
Recognition of Transition Asset	—	—
Recognition of (Gains)/Losses	1,214	660
Net Periodic Cost	$1,292	$646
Settlement Expense	288	413
Total Pension Cost	$1,580	$1,059

During 2006, we had pension payouts that resulted in our year-to-date distributions exceeding the interest cost of the plan.  As a result, we incurred settlement expense of $288,000, relating to these distributions.

While the ERISA required minimum contribution for the fiscal year ending December 31, 2006 is $0, we will contribute the amount necessary to terminate the plan in late 2006.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at September 30, 2006 and December 31, 2005.  Impairment testing was performed during 2006, pursuant to the requirements of SFAS 142.  Based upon this review, these assets are not impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.2 million for the first nine months of 2006 and 2005. At September 30, 2006, net intangible assets totaled $0.2 million, net of $5.5 million of accumulated amortization, and are included in other assets.

2.  OPERATING SEGMENT INFORMATION — Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)	For the Nine-Month Periods Ended September 30,
	EARNINGS		REVENUES
	2006	2005	2006	2005
Property	$3,498	$6,976	$87,583	$65,660
Casualty	34,232	59,989	259,738	270,359
Surety	6,472	2,300	44,178	37,824
Operating segment totals before income taxes	$44,202	$69,265	$391,499	$373,843
Net investment income	52,580	45,133	52,580	45,133
Realized gains	8,753	14,567	8,753	14,567
General corporate expense and interest on debt	(10,461)	(10,526)
Equity in earnings of unconsolidated investee	12,257	8,391
Total earnings before income taxes	$107,331	$126,830
Income tax expense	28,375	37,800

Total	$78,956	$89,030	$452,832	$433,543

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Nine-Month Period Ended September 30,
(in thousands)	2006	2005
Property
Commercial property	$66,042	$48,897
Construction	3,456	9,332
Other property	18,085	7,431
Total	$87,583	$65,660

Casualty
General liability	$135,533	$133,854
Commercial and personal umbrella	48,129	44,434
Commercial transportation	35,889	39,729
Specialty program business	18,795	30,312
Executive products	9,271	7,249
Other	12,121	14,781
Total	$259,738	$270,359

Surety	$44,178	$37,824
Grand Total	$391,499	$373,843

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

OVERVIEW

We are a holding company that underwrites selected property and casualty insurance and surety coverage through insurance company subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides insurance coverages primarily for commercial risks representing 86% of our consolidated revenue for the first nine months of 2006 and 2005.

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

Management measures the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: property, casualty and surety. Growth is measured in terms of gross premiums written, while profitability is analyzed through GAAP (accounting principles generally accepted in the United States of America) combined ratios, which are further subdivided into their respective loss and expense components. The GAAP combined ratios represent the profit or loss generated from our insurance operations.

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

One of the unique and challenging features of the property and casualty insurance business is that products must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of incurred losses and settlement obligations that have not been reported. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts; if actual liabilities do exceed recorded amounts, there will be an adverse effect.  Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses as happened during 2006 and 2005, when favorable experience on casualty business led us to reduce our reserves. Further information on these reserve releases is contained in the discussion of results below.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2005

Consolidated gross revenues, as displayed in the table that follows, totaled $677.2 million for the first nine months of 2006 compared to $617.3 million for the same period in 2005.

	For the Nine-Month Period Ended September 30,
Gross revenues (in thousands)	2006	2005
Gross premiums written	$615,857	$557,568
Net investment income	52,580	45,133
Net realized investment gains	8,753	14,567
Total gross revenues	$677,190	$617,268

Gross premiums written for the Group increased 10% from 2005 levels, as both property and surety posted strong growth.  Net investment income improved 17% to $52.6 million.  This growth is attributable to continued positive operating cash flow, coupled with a higher invested asset base.

Consolidated net revenue for the first nine months of 2006 increased $19.3 million, or 4%, from the same period in 2005. Net premiums earned were up 5%, while net investment income advanced 17%.

Net after-tax earnings for the first nine months of 2006 totaled $79.0 million, $3.06 per diluted share, compared to $89.0 million, $3.39 per diluted share, for the same period in 2005.  Both periods reflect favorable development on prior years’ loss reserves. In 2006, positive development on prior accident years’ hurricane and casualty loss reserves resulted in additional pretax earnings of $16.0 million.   In 2005, positive development on prior accident years’ hurricane and casualty loss reserves resulted in additional pretax earnings of $45.9 million. Offsetting the positive reserve development, results for 2006 were adversely impacted by $7.9 million in pre-tax losses and reinstatement premiums associated with the run-off of previously exited construction coverages. In 2005, losses from Hurricanes Katrina and Rita reduced pretax earnings by $17.0 million.

The amounts disclosed are net of performance-related bonus impacts, which affected other insurance and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first nine months of 2006, equity in earnings of unconsolidated investees of $12.3 million included $8.3 million related to Maui Jim, Inc. and $4.0 million from Taylor Bean & Whitaker Mortgage Corp. Results for 2005 showed $8.4 million in income, which included $6.8 million related to Maui Jim and $1.6 million from Taylor Bean & Whitaker. Continued strong operating performance from both companies drove the growth in 2006.

Results for the first nine months of 2006 included pretax realized gains of $8.8 million, compared to pretax gains of $14.6 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.  Additionally, results for 2006 reflect the favorable resolution of a recent tax examination.  As a result of the conclusion of this examination, we recorded a tax benefit of $3.2 million resulting from a change in tax estimate related to the sale of assets.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $92.4 million, $3.58 per diluted share, for the first nine months of 2006, compared to comprehensive earnings of $73.0 million, $2.78 per diluted share, for the same period in 2005. Unrealized gains, net of tax, for the first nine months of 2006 were $13.4 million, compared to unrealized losses of $16.0 million for the same period in 2005.  Results for 2005 were negatively impacted by volatility experienced in the bond and equity markets.

RLI INSURANCE GROUP

As indicated earlier, gross premiums written for the Group advanced to $615.9 million for the first nine months of 2006, as property and surety posted strong growth.  Underwriting income for the Group declined $25.1 million to a pre-tax profit of $44.2 million for the first nine months of 2006.  Results for 2005 of $69.3 million include $45.9 million in favorable development on prior accident years’ casualty and hurricane reserves offset by $17.0 million in hurricane losses.  On a comparative basis, results for 2006 include $16.0 million in favorable development on prior accident years’ casualty and hurricane reserves and were negatively impacted by a $7.9 million underwriting loss on construction coverages.  The GAAP combined ratio totaled 88.7 in 2006, compared to 81.5 in 2005.  The Group’s loss ratio increased to 54.1 for 2006, compared to 47.0 for 2005.  The loss ratio in 2005 included a greater amount of favorable development on prior accident years’ reserves, as discussed above.

	For the Nine-Month Period Ended September 30,
Gross premiums written (in thousands)	2006	2005
Property	$185,197	$126,291
Casualty	378,704	383,615
Surety	51,956	47,662
Total	$615,857	$557,568

Underwriting income (in thousands)
Property	$3,498	$6,976
Casualty	34,232	59,989
Surety	6,472	2,300
Total	$44,202	$69,265

Combined ratio
Property	96.0	89.3
Casualty	86.9	77.9
Surety	85.3	93.9
Total	88.7	81.5

Property

Gross premiums written for the Group’s property segment improved $58.9 million, or 47%, from the same period last year.  For the first nine months of 2006, property’s gross premiums totaled $185.2 million.  Our domestic fire book posted a $35.4 million (60%) increase in written premiums, as rates for hurricane-prone areas have increased in excess of 50%.  Additionally, California earthquake premium advanced $17.5 million (44%) as rates in earthquake-prone areas have advanced 50% as well. Growth in fire and California earthquake was achieved primarily on the basis of increased rates, as our overall exposure to hurricanes and earthquakes remained relatively constant. In addition, our marine division, which was launched during the second quarter of last year reported over $20.0 million in written premium during 2006.  Offsetting these improvements, construction premium declined $8.5 million (75%) due to the fourth quarter 2005 decision to discontinue our participation in this line.

For the segment, net premiums written advanced at a faster pace than gross production.  Net premiums for the segment were up 67%.  This change is driven by a shift in mix of business, a slight increase in retention, and the structure of our catastrophe reinsurance.  Catastrophe reinsurance is ceded on a gross premiums earned basis.  Given the acceleration in growth of catastrophe-exposed business in second and third quarters of 2006, gross premiums earned lagged premiums written, resulting in a lower amount of premiums ceded on catastrophe-exposed business during this period of rapid growth in writings.  This trend will reverse as the gross premium is earned, which will result in increased premiums ceded in future periods, and conversely, lower net premiums written. This gap, which narrowed during the third quarter, should continue to decline during the fourth quarter.

Underwriting income for the segment was $3.5 million for the first nine months of 2006, compared to $7.0 million for the same period in 2005.  While this segment benefited from a light 2006 hurricane season, other catastrophe losses, such as tornadoes and hailstorms, along with increased severity of commercial fire losses have negatively impacted results for 2006. Non-hurricane catastrophe losses increased $11.6 million over the same period last year.

Additionally in 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results by $7.9 million. These construction coverages often insured large projects covering multiple years and relied heavily on reinsurance.  Certain multiple-year projects remain ongoing, during this period of run-off.  While overall exposure and policy counts are down over 50% since the fourth quarter decision to exit this business, new losses have been reported and several losses previously reported have developed adversely in 2006.  This adverse development triggered both increased losses incurred of $5.6 million and additional reinsurance premium of $2.3 million to reinstate reinsurance coverage exhausted by the increase in developed losses. Overall exposure and policy count should continue to decline during the last quarter of 2006.  We would expect exposure and policy count to be down by 75% by year end.

Segment results for 2006 translate into a combined ratio of 96.0, compared to 89.3 for the same period last year. The segment’s loss ratio advanced to 57.2 from 53.3 in 2005, due to the aforementioned increased loss activity.

From an expense standpoint, the segment’s expense ratio increased to 38.8 from 36.0 in 2005.  The expense ratio for the first nine months of 2005 was lower due to $2.6 million in increased reinsurance profit commission recognition. The expense ratio in 2006 is more indicative of the trend for this segment.

Casualty

The casualty segment posted gross premiums written of $378.7 million for the first nine months of 2006, down 1% from the same period last year.  Rates have continued to soften at a modest pace in the casualty segment.  Despite this softening, margins remain good and we continue to find opportunities for profitable growth.  Gross premium for executive products advanced $6.9 million (17%) and umbrella was up $3.2 million (4%). Despite a slight erosion in rates, general liability, our largest growth contributor over the past several years, posted gross writings off only 3% from last year and continued to produce profitable results.  Our specialty program business declined $8.0 million (26%) due to increased competition and exiting certain unprofitable accounts. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $34.2 million, compared to income of $60.0 million for the same period last year. Both periods included favorable development on prior years’ loss reserves. Results for 2005 include favorable experience on prior accident years (2002 through 2004) for general liability, transportation and specialty programs.  Due to this positive emergence, during the first and second quarters of 2005, we released reserves.  These reserve releases improved the segment’s underwriting results by $43.8 million.   Moreover during 2005, a re-evaluation of last year’s hurricanes resulted in the release of reserves, adding $2.8 million of underwriting income, net of related bonuses. Hurricane reserves on specialty program business (package policies on service stations and hotels) developed favorably and expected demand surge did not materialize, resulting in this reserve release. From a comparative standpoint, results for 2006 include $12.6 million of favorable experience on prior accident years (2003), primarily from executive products and $0.5 million in Hurricane reserve releases. Overall, the combined ratio for the casualty segment was 86.9 for 2006 compared to 77.9 in 2005.  The segment’s loss ratio was 58.4 in 2006 compared to 47.6 in 2005, primarily driven by the reduction in prior accident years’ reserve releases.

Surety

The surety segment posted gross premiums written of $52.0 million for the first nine months of 2006, up 9% from the same period last year.  Premium growth was experienced across all lines: miscellaneous, commercial, energy and contract.  The segment posted underwriting income of $6.5 million, compared to an income of $2.3 million for the same period last year.  The combined ratio for the surety segment totaled 85.3 in 2006, versus 93.9 for the same period in 2005.  The segment’s loss ratio was 22.5 for 2006, compared to 32.0 for 2005, as results for both contract and commercial improved considerably.    The expense ratio increased to 62.8 but was in line with expectations.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  A detailed discussion of this litigation can be found in Item 3 — Legal Proceedings and note 10 of our 2005 Annual Report on Form 10-K. There have been no significant changes to this litigation since the filing of the Annual Report.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2006, net investment income increased by 16.5% over that reported for the same period in 2005.  This improvement was due to an increased asset base and a higher interest rate environment. On an after-tax basis, investment income increased by 15%.  The average annual yields on our investments for the first nine months of 2006 and 2005 were as follows.

Pretax Yield	2006	2005
Taxable	5.21%	4.89%
Tax-Exempt	3.98%	3.98%
After-tax yield
Taxable	3.39%	3.18%
Tax-Exempt	3.77%	3.77%

During the first nine months of 2006, the yield increased on the taxable bonds and remained constant on tax-exempt bonds.

The fixed-income portfolio increased by $37.6 million, during the first nine months of 2006.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 3.9%.  Our equity portfolio increased by $43.1 million during the first nine months of 2006, to $364.2 million. The equity portfolio had a total return of 12.9% during the first nine months of 2006.

We realized a total of $8.8 million in capital gains in the first nine months of 2006, compared to capital gains of $14.6 million in the first nine months of 2005.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During the first nine months of 2006 and 2005, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2006, including fair value, cost basis, and unrealized gains and losses.

	Cost	9/30/06	Gross Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$12,698	$15,367	$2,780	$(111)	$2,669	21.0%
Consumer Staples	17,391	34,872	17,494	(13)	17,481	100.5%
Energy	10,709	28,546	17,882	(45)	17,837	166.6%
Financials	34,514	70,299	35,881	(96)	35,785	103.7%
Healthcare	13,250	30,804	17,554	—	17,554	132.5%
Industrials	18,263	37,632	19,529	(160)	19,369	106.1%
Materials	7,658	9,858	2,528	(328)	2,200	28.7%
Information Technology	10,128	16,153	6,057	(32)	6,025	59.5%
Telecommunications	8,998	17,187	8,232	(43)	8,189	91.0%
Utilities	46,661	70,343	23,683	(1)	23,682	50.8%
Other	32,647	33,132	485	—	485	1.5%
	$212,917	$364,193	$152,105	$(829)	$151,276	71.0%

(1)      Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of September 30, 2006. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses
Segmented by Type and Period of Continuous
Unrealized Loss at September 30, 2006

	0-12 Mos.	> 12 Mos.	Total
	(dollars in thousands)

U.S. Government
Fair value	$8,075	$3,199	$11,274
Cost or Amortized Cost	8,245	3,327	11,572
Unrealized Loss	(170)	(128)	(298)

U.S. Agency
Fair value	$197,444	$19,073	$216,517
Cost or Amortized Cost	198,839	19,363	218,202
Unrealized Loss	(1,395)	(290)	(1,685)

Mtge/ABS/CMO
Fair value	$126,834	$50,343	$177,177
Cost or Amortized Cost	128,921	51,792	180,713
Unrealized Loss	(2,087)	(1,449)	(3,536)

Corporate
Fair value	$99,758	$46,512	$146,270
Cost or Amortized Cost	101,945	48,430	150,375
Unrealized Loss	(2,187)	(1,918)	(4,105)

States, political subdivisions & revenues
Fair value	$119,642	$66,834	$186,476
Cost or Amortized Cost	120,240	67,835	188,075
Unrealized Loss	(598)	(1,001)	(1,599)

Subtotal, debt securities
Fair value	$551,753	$185,961	$737,714
Cost or Amortized Cost	558,190	190,747	748,937
Unrealized Loss	(6,437)	(4,786)	(11,223)

Common Stock
Fair value	$11,044	$0	$11,044
Cost or Amortized Cost	11,873	—	11,873
Unrealized Loss	(829)	0	(829)

Total
Fair value	$562,797	$185,961	$748,758
Cost or Amortized Cost	570,063	190,747	760,810
Unrealized Loss	(7,266)	(4,786)	(12,052)

The following table shows the composition of the fixed income securities in loss positions at September 30, 2006 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
				(dollars in thousands)
1	AAA/AA/A	Aaa/Aa/A	$694,093	$684,143	$(9,950)	88.7%
2	BBB	Baa	54,844	53,571	(1,273)	11.3%
3	BB	Ba	0	0	0	0%
4	B	B	0	0	0	0%
5	CCC or lower	Caa or Lower	0	0	0	0%
6			0	0	0	0%

		Total	$748,937	$737,714	$(11,223)	100%

As of September 30, 2006, we held 34 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $.8 million. All of these securities have been in an unrealized loss position for less than nine months.

The fixed income portfolio contained 388 unrealized loss positions as of September 30, 2006. The $11.2 million in associated unrealized losses for these 388 securities is only 0.8% of the fixed income portfolio’s cost basis. Of these 388 securities, 15 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $4.8 million in unrealized losses (0.3% of total fixed income portfolio’s cost basis). The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

INCOME TAXES

Our effective tax rate for the first nine months of 2006 was 26% compared to 30% for the same period in 2005. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for 2005 is higher due to the increase in underwriting income, which is taxed at 35%.  Additionally, results for 2006 include a favorable resolution of a recent tax examination.  During the second quarter of 2006, the Internal Revenue Service (IRS) concluded an examination of our tax years 2000 through 2004.  As a result of the conclusion of this exam, we recorded a $3.2 million tax benefit, resulting from a change in tax estimate related to the sale of assets.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2006 and 2005 as a result of the following:

	2006		2005
	Amount	%	Amount	%
	(in thousands)
Provision for income taxes at the Statutory rate of 35%	$37,566	35%	$44,391	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(4,423)	(4%)	(4,452)	(4%)
Dividends received deduction	(1,427)	(1%)	(1,288)	(1%)
Dividends paid deduction	(353)	(1%)	(328)	—
Tax benefit on IRS examination	(3,171)	(3%)	—	—
Other items, net	183	—	(523)	—

Total tax expense	$28,375	26%	$37,800	30%

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

The following table summarizes cash flows for the nine month periods ended September 30, 2006 and 2005.

	2006	2005
	(in thousands)
Operating cash flows	$142,765	$147,617
Investing cash flows	$(55,003)	$(111,815)
Financing cash flows	$(87,762)	$(35,802)
Total	$—	$—

Cash flows from operating activities decreased during the first nine months of 2006 compared to that reported for the same period in 2005, due to the timing of certain reinsurance, claim, and other payments.  In 2005, available operating cash flow was primarily used in investing activities to purchase additional fixed-income securities.  In 2006, available operating cash flow has been primarily used in financing activities to fund the repurchase of our stock.  On February 10, 2006, we announced a new stock repurchase program for up to $100.0 million in RLI common stock.  Since the inception of this program, we have repurchased 1,405,450 shares of RLI stock at a cost of $69.0 million. We expect that the program will be completed during the next 3 to 6 months.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.

As of December 31, 2005, we were party to three reverse repurchase agreements totaling $15.5 million.  As of September 30, 2006, we were party to one reverse repurchase agreement (short-term debt) totaling $5.0 million.

We are not party to any off-balance sheet arrangements.

At September 30, 2006, we had short-term investments, cash and other investments maturing within one year, of approximately $74.9 million and investments of $375.5 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of September 30, 2006, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2006, our investment portfolio had a book value of $1.8 billion. Invested assets at September 30, 2006, increased by $86.8 million from December 31, 2005.

As of September 30, 2006, our fixed-income portfolio had the following rating distribution:

AAA	77.1%
AA	9.8%
A	8.2%
BBB	4.9%
Total	100.00%

As of September 30, 2006, the duration of the fixed income portfolio was 4.91 years. Our fixed-income portfolio remained well diversified, with 748 individual issues as of September 30, 2006.

At September 30, 2006, our equity portfolio had a value of $364.2 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain real estate investment trust (REIT) securities.  The strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2006, our portfolio had a dividend yield of 2.8% compared to 1.8% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 179 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2006, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $5.0 million in reverse repurchase debt agreements maturing within thirty days, and $707.8 million of shareholders’ equity. Debt outstanding comprised 14.8% of total capital as of September 30, 2006.

Our 121st consecutive quarterly dividend payment was declared in the third quarter of 2006 and paid on October 13, 2006 in the amount of $0.19 per share.  Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2006 without prior approval is $69.1 million. Dividends paid in the form of asset transfers are applied to the dividend limitation at the estimated fair value of the asset as of the dividend date.  In the first nine months of 2006, a total of $59.5 million has been paid in dividends by RLI Insurance as follows: asset transfer of Maui Jim valued at $35.2 million; asset transfer of Taylor, Bean, Whitaker valued at $13.4 million; and a cash dividend of $10.9 million.  This leaves $9.6 million in dividend capacity from insurance subsidiaries for the remainder of 2006.  The total amount paid in all of 2005 was $13.0 million.

Interest and fees on debt obligations totaled $5.1 million for the first nine months of 2006, down $0.4 million from the same period in 2005. Rising interest rates in the reverse repurchase markets have been offset by a reduction in the outstanding balance of these instruments.  As of September 30, 2006, outstanding debt balances totaled $105.0 million, compared to $121.1 million at September 30, 2005.  The September 30, 2005 balance of $121.1 million consisted of $100.0 million in senior notes and $21.1 in reverse repurchase agreements. The Company has incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2006 and 2005:

	3Q 2006	3Q 2005
Line of Credit	NA	NA
Reverse repurchase agreements	4.95%	2.87%
Total short-term debt	5.24%	3.03%
Senior Notes	6.02%	6.02%
Total Debt	5.92%	5.15%

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2005

Consolidated gross revenues, as displayed in the table that follows, totaled $233.2 million for the third quarter of 2006 compared to $215.1 million for the same period in 2005.

	For the Three-Month Period
	Ended September 30,
	2006	2005
Gross revenues (in thousands)

Gross premiums written	$212,014	$192,023
Net investment income	18,316	15,855
Net realized investment gains	2,822	7,194
Total gross revenues	$233,152	$215,072

Gross revenue improved 8% from 2005 levels, as both premiums written and net investment income increased.  Gross premiums written advanced 10% from 2005 levels, as the property segment posted strong growth.  Net investment income improved 16% to $18.3 million.  This growth is attributable to continued positive operating cash flow, coupled with a higher invested asset base. Realized gains declined to $2.8 million, due primarily to the realized losses recorded on the sale of certain fixed income securities.

Consolidated net revenue for the third quarter of 2006 was up 7% to $159.4 million.  Net premiums earned advanced 10%, and investment income was up 16%.

Net after-tax earnings for the third quarter of 2006 totaled $30.4 million, $1.21 per diluted share, compared to $25.3 million, $0.96 per diluted share, for the same period in 2005.  Both periods reflect favorable development on prior years’ loss reserves. In the third quarter of 2006, positive development on prior accident years’ hurricane and casualty loss reserves resulted in additional pretax earnings of $10.4 million.   In the third quarter of 2005, positive development on prior accident years’ hurricane and casualty loss reserves resulted in additional pretax earnings of $16.9 million. Offsetting the positive reserve development, results for 2005 were adversely impacted by $17.0 million in pretax losses from Hurricanes Katrina and Rita.

During the third quarter of 2006, we recorded $4.7 million in equity in earnings of unconsolidated investees, which included $2.8 million relating to Maui Jim, Inc. and $1.9 million from Taylor Bean & Whitaker Mortgage Corp. Results for the third quarter of 2005 showed $2.6 million in earnings, which included $1.9 million related to Maui Jim and $0.7 million from Taylor Bean & Whitaker. Both companies continue to show strong operating performance.

Results for the third quarter of 2006 include pre-tax realized gains of $2.8 million, compared to pretax gains of $7.2 million for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $55.6 million, $2.21 per diluted share, for the third quarter of 2006, compared to comprehensive earnings of $13.2 million, $0.50 per diluted share, for the same period in 2005. Unrealized gains, net of tax, for the third quarter of 2006 were $25.2 million compared to unrealized losses of $12.1 million for the same period in 2005.  Results for 2006 were favorably impacted by improvements in the bond and equity markets.

RLI INSURANCE GROUP

Gross premiums written for the Group increased 10% to $212.0 for the third quarter of 2006, as property and surety posted strong growth in the quarter.  Underwriting income improved to a pretax profit of $21.3 million for the third quarter of 2006, compared to $13.3 million for the same period in 2005. While both periods benefited to varying degrees from favorable development on prior years’ loss reserves, results for 2005 were negatively impacted by $17.0 million in pretax losses from Hurricanes Katrina and Rita.  The GAAP combined ratio totaled 84.5 for the third quarter of 2006, compared to 89.5 for the same period in 2005.  The Group’s loss ratio decreased to 50.6 for the third quarter of 2006, compared to 55.4 for 2005, reflective of the hurricane losses experienced.

	For the Three-Month Period
	Ended September 30
	2006	2005
Gross premiums written (in thousands)
Property	$65,102	$45,643
Casualty	128,610	129,323
Surety	18,302	17,057
Total	$212,014	$192,023

Underwriting income (losses) (in thousands)
Property	$194	$(6,475)
Casualty	18,711	18,934
Surety	2,429	804
Total	$21,334	$13,263

Combined ratio
Property	99.5	127.4
Casualty	78.4	78.9
Surety	83.8	93.8
Total	84.5	89.5

Property

Gross premiums written for the Group’s property segment totaled $65.1 million for the third quarter of 2006, up $19.5 million (43%) from the same period last year.  Gross writings for our domestic fire book advanced $7.7 million, California earthquake premium advanced $11.0 million, and marine writings were up $4.3 million.  Growth in fire and California earthquake was achieved primarily on the basis of increased rate, as our overall exposure to hurricanes and earthquakes declined. Our marine division, which was launched during the third quarter of last year continued to track according to expectations.  Offsetting these improvements, construction premium declined $4.2 million due to the fourth quarter 2005 decision to discontinue our participation in this line.

Underwriting results for the segment totaled income of $0.2 million for the third quarter of 2006, compared to an underwriting loss of $6.5 million for the same period in 2005.  Results for the third quarter of 2005 included $12.5 million in hurricane losses.  While this segment benefited from a light 2006 hurricane season, other catastrophe losses, such as tornadoes and hailstorms, along with increased severity of commercial fire losses have negatively impacted results for the third quarter of 2006. Non-hurricane catastrophe losses totaled $4.7 million during the third quarter of 2006.

Segment results for the third quarter of 2006 translate into a combined ratio of 99.5, compared to 127.4 in 2005. The segment’s loss ratio declined to 64.7 from 93.0 in 2005, reflective of hurricane losses incurred.

Casualty

The casualty segment posted gross premiums written of $128.6 million for the third quarter of 2006, down 1% from the same period in 2005.  While rates have softened, we continue to find opportunities for profitable growth.  Our largest growth contributor over the past several years, general liability declined $3.4 million, while growth opportunities in other areas have materialized.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $18.7 million, compared to income of $18.9 million for the third quarter of last year.  Results for 2005 include favorable development on prior accident years’ (2003 and 2004) general liability reserves.  Due to this positive emergence, we released reserves.  These reserve releases improved the segment’s underwriting results by $17.7 million.  Partially offsetting this improvement, results for 2005 include $5.2 million in costs associated with Hurricanes Katrina and Rita.  For 2006, underwriting income includes $10.4 million in favorable loss development on prior accident years’ (2003-2005) general liability, commercial transportation and executive product’s reserves. Overall, the combined ratio for the casualty segment was 78.4 for the third quarter of 2006 compared to 78.9 for the same period in 2005.

Surety

The surety segment posted gross premiums written of $18.3 million for the third quarter of 2006, up 7% from the same period last year.  Premium growth was experienced across all lines: miscellaneous, commercial, energy and contract.  The segment posted underwriting income of $2.4 million for the third quarter of 2006, compared to income of $0.8 million for the same period last year.  The combined ratio totaled 83.8 in 2006, versus 93.8 for the same period in 2005.  The segment’s loss ratio was 21.1 for 2006, compared to 31.7 for 2005, as loss experience has trended favorably.  The expense ratio was 62.7 for 2006, compared to 62.1 for 2005.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $18.3 million during the third quarter of 2006, an increase of 16% over that reported for the same period in 2005.  The improvement in income is due to an increased asset base and a higher interest rate environment.  On an after-tax basis, investment income increased by 13%.

Yields on our fixed income investments for the third quarter of 2006 and 2005 are as follows:

Pretax Yield	3Q 2006	3Q 2005
Taxable	5.26%	4.81%
Tax-Exempt	3.99%	3.96%
After-tax-yield
Taxable	3.42%	3.13%
Tax-Exempt	3.78%	3.75%

In the third quarter of 2006, compared to the third quarter of 2005, the average after-tax yield of the fixed-income portfolio increased.

We realized $2.8 million in capital gains in the third quarter of 2006, compared to capital gains of $ 7.2 million in the third quarter of 2005.  The decrease in net realized gains is due in part to the timing of the sale of individual securities.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity.  There were no losses associated with the other-than-temporary impairment of securities in the third quarters of 2006 or 2005.

INCOME TAXES

Our effective tax rate for the third quarter of 2006 was 30% compared to 29% for the same period in 2005. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the third quarter of 2006 is higher due to the increase in underwriting income, which is taxed at 35%.  Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2006 and 2005 as a result of the following:

(in thousands)	2006		2005
	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$15,247	35%	$12,489	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,442)	(3%)	(1,537)	(4%)
Dividends received deduction	(490)	(2%)	(418)	(1%)
Dividends paid deduction	(117)	—	(118)	(1%)
Other items, net	(14)	—	(63)	—

Total tax expense	$13,184	30%	$10,353	29%

OTHER MATTERS

In October 2006, we sold 10% of our shares in Taylor Bean & Whitaker back to the company’s majority shareholder for $3.2 million.  This transaction, which will be recognized in the fourth quarter, will result in an after-tax gain of $1.2 million. In addition, the company's majority shareholder has notified us of the intent to buy back our remaining ownership in the near term.  We are currently in negotiations to sell back our remaining ownership at a similar valuation, although such sale is not certain and/or may not occur at that valuation.

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

Our market risk exposures at September 30, 2006, have not materially changed from those identified in our 2005 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings -— There were no material changes to report.

Item 1A.	Risk Factors — There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — Not Applicable

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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
(Principal Financial and
Chief Accounting Officer)
Date: October 27, 2006