Form 10-K
period 2006-12-31
RLI CORP
filed 2007-02-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-09463

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2006, based upon the closing sale price of the Common Stock on June 30, 2006 as reported on the New York Stock Exchange, was $1,011,588,725.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 23, 2007 was 24,084,305.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2006 Financial Report to Shareholders for the past year ended December 31, 2006, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2007 annual meeting of security holders to be held May 3, 2007, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 51-52 of this document, which lists documents incorporated by reference herein.

PART I

Item 1.  Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group.  We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 49 states and the District of Columbia.  We are an Illinois corporation that was organized in 1965.  We have no material foreign operations.

We maintain an Internet website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission as soon as reasonably practicable after such materials are filed.

As a “niche” company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage and oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative market for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write.  Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product in keeping with our business objectives.

We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain coverages to retail producers from several of our casualty, surety and property operations. We produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents. The majority of business is marketed through our branch offices located in Phoenix, Arizona; Los Angeles, California; Oakland, California; San Francisco, California; Glastonbury, Connecticut; Sarasota, Florida; Atlanta, Georgia; Alpharetta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Peoria, Illinois; Indianapolis, Indiana; Boston, Massachusetts; Kansas City, Missouri; St. Louis, Missouri;  Lincoln, Nebraska; Montvale, New Jersey; Summit, New Jersey; New York, New York; Saratoga Springs, New York; Cleveland, Ohio; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

For the year ended December 31, 2006, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2006, no other state or territory accounted for 1.5 percent or more of total direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$147,585	18.7%
New York	110,261	14.0%
Florida	109,146	13.8%
Texas	72,824	9.2%
New Jersey	32,486	4.1%
Illinois	24,107	3.1%
Washington	19,869	2.5%
Pennsylvania	18,658	2.4%
Georgia	15,673	2.0%
Hawaii	15,205	1.9%
Massachusetts	13,528	1.7%
Michigan	13,346	1.7%
Arizona	12,678	1.6%
Tennessee	12,154	1.5%
Ohio	11,934	1.5%
All Other	159,450	20.3%

Total direct premiums	$788,904	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Premiums Written	Year Ended December 31,
(in thousands)	2006	2005	2004
Direct & Assumed	$799,013	$756,012	$752,588
Reinsurance ceded	(247,477)	(261,447)	(241,376)
Net	$551,536	$494,565	$511,212

Specialty Insurance Market Overview

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our markets. Most of our risks are considered on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

We operate in the excess and surplus insurance market and the specialty admitted insurance market.

Excess and Surplus Insurance Market

The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  The excess and surplus market represented approximately $28 billion, or 6 percent, of the entire $489 billion domestic property and casualty industry, as measured by direct premiums written. For 2006, our excess and surplus operation wrote gross premiums of $449.1 million representing approximately 56 percent of our total gross premiums written for the period.

Specialty Admitted Insurance Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2006, our specialty admitted operations wrote gross premiums of $349.9 million representing approximately 44 percent of our total gross premiums written for the year.

Business Segment Overview

Our segment data is derived using the guidance set forth in Statement of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related information.”  As prescribed by the pronouncement, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations include property, casualty, and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net premiums earned from this business totaled $180.0 million, $180.3 million and $175.0 million, or 28 percent, 32 percent, and 30 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a modest degree, in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners coverage is written by us. Net premiums earned from this business totaled $64.7 million, $59.8 million and $53.5 million, or 10 percent, 11 percent, and 9 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Executive Products

We sell financial coverages, such as directors’ and officers’ (D&O) liability and other miscellaneous professional liability, for a variety of low to moderate classes of risks. Events affecting the economy over the past few years resulted in several insurers ceasing to write D&O coverage, which created an opportunity to raise rates significantly and reduce exposures. This situation rapidly changed in early 2004 with the return of price competition, particularly in the large account sector.  As a consequence, we shifted our focus to smaller accounts.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), Clause 1 (also known as “Side A” coverage) opportunities for investment-grade publicly traded companies, private companies, nonprofit organizations, and sole-sponsored and multi-employer fiduciary liability accounts.  We are currently successfully transitioning from primarily writing high layers of excess D&O for publicly traded companies to writing more Clause 1 coverage.  Additionally, we are having success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  Net premiums earned from this business totaled $13.0 million, $9.8 million, and $13.1 million, or 2 percent of consolidated revenues for 2006, 2005, and 2004.

Specialty Program Business

We offer program business in a variety of areas.  Our program coverages include: commercial property, general liability, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting “in house” while continuing to rely upon program administrators for policy servicing and sales. We continue to develop new programs for a variety of affinity groups.  Net premiums earned from this business totaled $25.5 million, $38.3 million, and $47.1 million for 2006, 2005, and 2004, respectively. These amounts represent 4 percent, 7 percent, and 8 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Commercial Transportation

Our transportation insurance facility in Atlanta provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. In early 2005, we expanded our focus to include other types of commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $48.3 million, $51.7 million, and $56.0 million, or 8 percent, 9 percent, and 10 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Other

We offer a variety of other smaller programs in our casualty segment, including deductible buy-back, at-home business, and employer’s excess indemnity. Net premiums earned from these lines totaled $16.6 million, $19.0 million, and $20.9 million, or 3 percent, 3 percent, and 4 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Property Segment

Commercial and Construction

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages, and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, and certain industrial and mercantile structures. We also write boiler and machinery coverage under the same management as commercial property.  Net premiums earned from commercial property business totaled $91.5 million, $66.4 million, and $69.2 million, or 14 percent, 11.5 percent, and 12 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

In late 2005, we began to exit the retail construction market, due to continued poor performance in this line.  We have continued to wind down this coverage through 2006, which we expect to complete in 2007.  In 2006, 2005, and 2004, construction net premiums earned totaled $4.5 million, $2.5 million, and $21.6 million, or 1 percent, 0.5 percent, and 4 percent, respectively, of consolidated revenues.

Marine

In 2005, we launched a new marine operation serving the marine business marketplace.  The focus of this operation is on “brown water” ocean marine (near shore, river and Great Lakes) coverages including hull, cargo and P&I.  This unit continues to meet expectations and has expanded its reach to a limited number of inland marine coverages including builder’s risk and contractors’ equipment.  In 2006 and 2005, marine net premiums earned totaled $16.8 million and $3.3 million, or 3 percent and 1 percent, respectively, of consolidated revenues.

Other

We offer a limited amount of homeowners and dwelling fire insurance in Hawaii.  Recently, we have curtailed our wind exposure through a more restrictive policy, which limits wind coverage on new business.  Net premiums earned from this business totaled $9.8 million, $8.3 million, and $7.2 million, or 2 percent, 1 percent, and 1 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Surety Segment

Our surety segment specializes in providing coverage for individuals, contractors, small business owners, small to large corporations, and businesses operating in the energy, petrochemical and refining industries. We also offer miscellaneous and contract surety bonds, including fidelity and court sureties.  These bonds are written through independent agencies as well as regional and national brokers. Net earned premium totaled $59.5 million, $51.9 million, and $47.7 million, or 9 percent, 9 percent and 8 percent of consolidated revenues for 2006, 2005, and 2004, respectively.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, AIG, St. Paul/Travelers, Scottsdale Insurance, Lexington Insurance Company, General Star, CNA, Chubb, and Great West Casualty Company. Our primary competitors in our property segment are, among others, Lexington Insurance Company, ARCH Insurance Company, General Star, Philadelphia Insurance, Markel, and St. Paul/Travelers. Our primary competitors in our surety segment are, among others, North American Specialty Insurance Co., CNA Surety, and St. Paul/Travelers. Many of these competitors have significantly more financial and other resources than RLI.  The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse. We offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

Publications of A.M. Best,  Standard & Poor’s and Moody’s indicate that “A” and “A+” ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms reviews the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

At December 31, 2006, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance, and	A+, Superior
RLI Indemnity (RLI Group)

Standard & Poor's
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody's
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A2, Good

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2006, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “X” (adjusted policyholders’ surplus of between $500 and $750 million).  As of December 31, 2006, the policyholders’ surplus of RLI Group reached $746.9 million.

RLI Corp’s existing $100 million of senior notes maturing in 2014 maintains a Standard & Poor’s rating of  “BBB+”, Moody’s “Baa2”, and an A.M. Best rating of “A-.”

Reinsurance

We reinsure a significant portion of our property and casualty insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $265 million, $248 million and $242 million in 2006, 2005, and 2004, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We attempt to purchase reinsurance from a limited number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Each of the top 10 largest reinsurers (listed below and ranked based on amounts recoverable) are rated “A-” or better by A.M. Best and Standard and Poor’s rating services. Additionally, over 94 percent of our reinsurance recoverables are due from companies rated “A-” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the ten largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2006. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2006.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2006	Total	Written	Total
Munich Re America	A	A-	$136,069	23.2%	$24,773	10.0%
General Rein Corp	A++	AAA	55,704	9.5%	2,797	1.1%
Swiss Reinsurance	A+	AA-	44,693	7.6%	12,565	5.1%
Berkley Insurance Company	A	A+	36,397	6.2%	18,193	7.4%
Lloyds of London	A	A	32,525	5.6%	20,262	8.2%
Endurance Reinsurance Corp.	A-	A	30,275	5.2%	19,398	7.8%
Toa-Re	A	A+	30,014	5.1%	13,288	5.4%
Employers Reinsurance Corp.	A+	AA-	25,473	4.3%	1,639	0.7%
Everest Reinsurance	A+	AA-	24,870	4.2%	16,379	6.6%
Liberty Mutual Insurance	A	A	20,780	3.5%	1,278	0.5%
All other reinsurers			149,573	25.6%	116,905	47.2%
Total ceded exposure			$586,373	100.0%	$247,477	100.0%

Reinsurance is subject to certain risks, specifically market risk (which affects the cost of and the ability to secure reinsurance contracts) and collection risk (which relates to the ability to collect from the reinsurer on our claims). Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges.

We analyze our reinsurance covers in conjunction with our three segments: property, casualty and surety.

In the property segment, the reinsurance structure is divided into three categories: commercial property, catastrophe earthquake and catastrophe other than earthquake which could include such events as hurricanes, windstorm, hailstorms, explosions, severe winter weather, fires, etc.

Commercial Property Reinsurance

We utilize both treaty and facultative coverage for our property risks. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class.  Facultative coverage is applied to individual risks as opposed to a group or class of business. It is used for a variety of reasons including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

In 2007, for most risks, we retain the first $1.0 million in losses.  Reinsurance covers the following:

•                  85% of the next $4.0 million in losses (we retain 15% of that $4.0 million); and

•                  100% of the next $5.0 million in losses — bringing our total retention to $1.6 million.

In 2006, for most risks, we retained the first $1.0 million in losses.  Reinsurance then covered the following:

•                  75% of the next $4.0 million in losses (we retained 25% of that $4.0 million); and

•                  100% of the next $5.0 million in losses — bringing our total retention to $2.0 million

In 2005, for most risks, we retained the first $0.5 million in losses.  Reinsurance then covered the following:

•                  100% of the next $0.5 million in losses;

•                  85% of the next $4.0 million in losses (we retained 15% of that $4.0 million); and

•                  100% of the next $5.0 million in losses — bringing our total retention to $1.1 million.

Property Reinsurance- Catastrophe (CAT) Coverage

Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our property segment.  Catastrophes involve multiple claims and policyholders.  Over the three years presented, CAT premium costs increased as additional limits were purchased.  For 2007, we purchased an additional $50.0 million in limit, bringing our total limit up to $500.0 million from $450.0 million.  Our cost for catastrophe reinsurance for 2007 increased approximately 26% over 2006.  We also purchased an additional $50.0 million in catastrophe reinsurance in 2006, bringing our total limits in 2006 to $450.0 million.  In 2005, an additional $25.0 million in limit was added, bringing the total limit to $400.0 million for that year.  These CAT limits are in addition to the per-occurrence coverage provided by facultative and treaty coverages.

Our property catastrophe program continues to be on an excess of loss basis.   It attaches after all other reinsurance has been considered.   Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our catastrophe modeling software to illustrate our net retention resulting from particular events that would generate the listed levels of gross losses:

Catastrophe - California Earthquake

(in thousands)

	2007		2006		2005
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50,000	$6,000	$44,000	$6,000	$44,000	$30,000	$20,000
100,000	53,000	47,000	53,000	47,000	68,000	32,000
250,000	187,000	63,000	176,000	74,000	202,000	48,000
500,000	417,000	83,000	385,000	115,000	390,000	110,000

Catastrophe - Wind

(in thousands)

	2007		2006		2005
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$10,000	$2,000	$8,000	$2,000	$8,000	$2,000	$8,000
50,000	29,000	21,000	41,000	9,000	40,000	10,000
100,000	75,000	25,000	82,000	18,000	80,000	20,000
250,000	206,000	44,000	206,000	44,000	206,000	44,000

These tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy.

Our catastrophe program includes one prepaid reinstatement for the first two layers of coverage for a catastrophe other than California earthquake.  A reinstatement must be purchased for the remaining limits.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 92%) and a reinstatement must be purchased for the remaining limits.

Casualty Reinsurance

Our 2007 casualty reinsurance includes both excess of loss treaties and quota share treaties, as was the case in 2006, and 2005.  With respect to our 2007 Combined Casualty Treaty, we retain between $0.9 million and $2.0 million of the full losses, depending on type of policy or risk.  This was also the case in 2006.  In 2005, we retained between $0.6 and $1.8 million of the full losses.  For our Executive Products Group (EPG) coverage, our maximum retained loss on a policy in 2007 will not exceed $4.0 million.  In 2006 and 2005, our maximum retained loss on any EPG policy was $3.0 million.  Over the three years presented, casualty reinsurance rates have been fairly stable.

Surety Reinsurance

Our surety reinsurance treaty is on an excess of loss basis for 2007, as it was in 2006 and 2005.  Under the current treaty, we retain the first $1.0 million in loss (as was the case in 2006 and 2005).  Reinsurance covers the following:

•                  100% of the next $4.0 million in losses;

•                  90% of the next $10.0 million in losses, we retain 10%; and

•                  50% of the next $10.0 million in losses, we retain 50%.

Our maximum net loss for any one principal will not exceed $7.0 million.   For most risks, our net loss does not exceed $2.0 million.

Catastrophe Management

We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, terrorist acts, and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels, and by purchasing reinsurance.  We use third party catastrophe exposure models and internally developed analysis to assess each risk and ensure we include an appropriate charge for assumed catastrophe risks.  For the application of the catastrophe exposure models, exposure and coverage detail is recorded for each risk location. Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on a large number of data points, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions, including but not limited to loss amplification and storm surge.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency constraints, underwriting guidelines and coverages, and internal preferences.  Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

Marketing and Distribution

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.  We also market through agencies and more recently through e-commerce channels.

Broker Business

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella and commercial automobile coverages. This business is produced through wholesale and retail brokers who are not affiliated with us.

Independent Agent Business

Our surety segment offers its business through a variety of independent agents. Additionally, we write program business, such as at-home business and personal umbrella, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria, which are incorporated into strict underwriting guidelines, and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval through our system.

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to bind or underwrite business on our behalf. These agencies may receive some compensation through contingent profit commission.

E-commerce

We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations, restaurant/bar/tavern operations and at-home businesses, small commercial and personal umbrella risks,  earthquake property coverage and surety bonding.

Environmental, Asbestos, and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal, and mass tort claims and exposures through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business.  The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2006, 2005, and 2004:

	Inception-to-date at
	December 31,
(dollars in thousands)	2006	2005	2004
Loss and Loss Adjustment
Expense (LAE) payments
Gross	$53,323	$46,685	$44,360
Ceded	(29,853)	(26,888)	(25,590)

Net	$23,470	$19,797	$18,770
Unpaid losses and LAE at end of year
Gross	$48,541	$47,391	$43,716
Ceded	(25,720)	(30,950)	(28,998)

Net	$22,821	$16,441	$14,718

Our environmental, asbestos, and mass tort exposure is limited, relative to that of other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions. During 2006, we reviewed our reserves for these exposures relative to industry benchmarks and re-evaluated its emergence patterns. As a result, net reserves for these exposures were increased $6.4 million. Other significant activity during 2006 was payment for the settlement of a large claim associated with a Superfund site. The claim arose out of commercial umbrella business written in the early 1980s. Gross payments of $4.0 million and net payments of $2.1 million for this claim caused the majority of the 2006 increase, reflected in the table above. This claim had no effect on 2006 incurred losses, however, because an adequate case reserve estimate had been established for it in 2004.

While our environmental exposure is limited, the ultimate liability for this exposure is difficult to assess because of the extensive and complicated litigation involved in the settlement of claims and evolving legislation on such issues as joint and several liability, retroactive liability, and standards of cleanup. Additionally, we participate primarily in the excess layers of coverage, where accurate estimates of ultimate loss are more difficult to derive than for primary coverage.

Losses and Settlement Expenses

Overview

Loss and loss adjustment expense reserves represent our best estimate of ultimate amounts for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us.  Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date.  The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution.  These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors.  In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage, and subrogation.  The reserves are reviewed regularly by a team of actuaries we employ with periodic review by outside independent actuarial firms.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables.  These variables can be affected by both internal and external events, such as changes in claims handling procedures, claim personnel, economic inflation, legal trends, and legislative changes, among others.  The impact of many of these items on ultimate costs for loss and loss adjustment expense is difficult to estimate.  Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder events and when it is actually reported to the insurer).  Informed judgment is applied throughout the process.  We continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled.  We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established.

Due to inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date.  Therefore, actual paid losses in the future may yield a materially different amount than currently reserved — favorable and unfavorable.

The amount by which estimated losses differ from those originally reported for a period is known as “development”.  Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims.  Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims.   We reflect favorable or unfavorable developments of loss reserves in the results of operations in the period the estimates are changed.

We record two categories of loss and loss adjustment expense reserves — case-specific reserves and incurred but not reported (IBNR) reserves.

Within a reasonable period of time after a claim is reported, our claim department completes an initial investigation and establishes a case reserve.  This case-specific reserve is an estimate of the ultimate amount we will have to pay for the claim, including related legal expenses and other costs associated with resolving and settling a particular claim.  The estimate reflects all of the current information available regarding the claim, the informed judgment of our professional claim personnel, our reserving practices and experience, and the knowledge of such personnel regarding the nature and value of the specific type of claim.  During the life cycle of a particular claim, more information may materialize that causes us to revise the estimate of the ultimate value of the claim either upward or downward.   We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim.  The amount of the individual claim reserve will be adjusted accordingly and is based on the most recent information available.

 We establish Incurred But Not Reported (IBNR) reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to us; claims that have been reported to us that may ultimately be paid out differently than expected by our case-specific reserves; and claims that have been paid and closed, but may reopen and require future payment.

Our IBNR reserving process involves three steps including an initial IBNR generation process that is prospective in nature; a loss and loss adjustment expense reserve estimation process that occurs retrospectively; and a subsequent discussion and reconciliation between our prospective and retrospective IBNR estimates which includes changes in our provisions for IBNR where deemed appropriate.  These three processes are discussed in more detail in the following sections.

Loss adjustment expense (LAE) represents the cost involved in adjusting and administering losses from policies we sold.  The LAE reserves are frequently separated into two components: allocated and unallocated.  Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim or case.  Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claims professional typically estimates this cost separately from the loss component in the case reserve.  Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim.   An example of ULAE would be the cost of an internal claims examiner to manage or investigate a reported claim.

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC).  The LRC is made up of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, vice president of claims, vice president of underwriting, and other selected executives.

Loss and loss adjustment reserves by product line at year-end 2006 and 2005 were as follows:

(as of December 31, in $millions)	2006			2005
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment loss and ALAE reserves
Commercial umbrella	$12,513	$49,667	$62,180	$15,038	$41,730	$56,768
Personal umbrella	20,771	34,010	54,781	16,159	30,759	46,918
General liability	78,290	251,287	329,577	69,612	220,645	290,257
Transportation	60,725	21,911	82,636	59,260	20,448	79,708
Executive products	5,645	27,229	32,874	8,495	27,382	35,877
Other casualty	25,075	57,676	82,751	31,952	65,698	97,650
Property segment loss and ALAE reserves
Difference in conditions	648	6,250	6,898	1,057	6,240	7,297
Marine	4,942	4,374	9,316	987	366	1,353
Other property	31,846	17,165	49,011	29,218	22,954	52,172
Surety segment loss and ALAE reserves	2,828	28,298	31,126	1,631	25,275	26,906
Latent liability loss and ALAE reserves	10,754	12,068	22,822	10,300	6,100	16,400
Total loss and ALAE reserves	254,037	509,935	763,972	243,709	467,597	711,306
ULAE reserves	—	29,134	29,134	—	27,351	27,351
Total loss and LAE reserves	$254,037	$539,069	$793,106	$243,709	$494,948	$738,657

We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses.   Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2006, make a reasonable provision to meet our future obligations.

Initial IBNR Generation Process

Initial carried IBNR reserves are determined through a reserve generation process.   The intent of this process is to establish an initial total reserve that will provide a reasonable provision for the ultimate value of all unpaid loss and allocated loss adjustment expense liabilities.  For most casualty and surety products, this process involves the use of an initial loss and ALAE ratio that is applied to the earned premium for a given period.  The result is our best initial estimate of the expected amount of ultimate loss and ALAE for the period by product.  Paid and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve.

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR.  Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an initial loss percentage applied to the rolling twelve month’s premium earned.  No deductions for paid or case reserves are made.  This alternative method of determining initial IBNR reacts more quickly to the actual loss emergence and is more appropriate for our property products where final claim resolution occurs quickly.

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually.  Prospective estimates are made based on historical loss experience adjusted for price change and loss cost inflation.  The initial loss and ALAE ratios also reflect estimation risk.  We consider estimation risk by segment and product line.  A segment with greater overall volatility and uncertainty has greater estimation risk.  Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

•              significant changes in underlying policy terms and conditions,

•              consisting of a new business,

•              undergoing significant exposure growth or turnover,

•              small volume or lacking internal data requiring significant reliance on external data,

•              longer emergence patterns with exposures to latent unforeseen mass tort,

•              high severity and/or low frequency,

•              operational processes undergoing significant change, and/or

•              high sensitivity to significant swings in loss trends or economic change.

Following is a table of significant risk factors by major product line.  We distinguish between expected loss ratio risk and reserve estimation risk.  Expected loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business such as high severity or aggregating exposures.  Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability.  As an example, our property catastrophe business (identified below as “Difference in conditions”) has significant variance in year-over-year results; however its reserving estimation risk is relatively low.

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Unforeseen tort potential Exposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	Medium

Transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external reliances	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Difference in conditions	Short	Internal	Catastrophe aggregation exposure Low frequency High severity	High	Medium

Marine	Medium	Significant external reliances	New business Small volume	High	High

Other property	Short	Internal	Catastrophe aggregation exposure	Medium	Low

Surety	Medium	Internal & external reliances	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external reliances	Loss trend volatility Mass tort/latent exposure	High	High

The historical and prospective loss and ALAE estimates along with the risks identified in the table are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience and prevailing risk factors.  The Loss Reserve Committee makes all final decisions regarding changes in the initial loss and ALAE ratios.

Loss and LAE Reserve Estimation Process

A full analysis of our loss reserves takes place at least semi-annually.  The purpose of these analyses is to provide validation of our carried loss reserves.  Estimates of the expected value of the unpaid loss and loss adjustment expense are derived using actuarial methodologies.  These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

The process of estimating ultimate payment for claims and claims expenses begins with the collection and analysis of current and historical claim data.  Data on individual reported claims including paid amounts and individual claim adjuster estimates are grouped by common characteristics.  There is judgment involved in this grouping.  Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort, and both settlement and payment pattern consistency.  We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities.  For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate.   For our executive products and marine business, we utilize external data extensively.

In addition to the review of historical claim reporting and payment patterns, we also incorporate an estimate of expected losses relative to premium by year into the analysis.  The expected losses are based on a review of historical loss performance, trends in frequency and severity, and price level changes.  The estimation of expected losses is subject to judgment including consideration given to internal and industry data available, growth and policy turnover, changes in policy limits, changes in underlying policy provisions, changes in legal and regulatory interpretations of policy provisions, and changes in reinsurance structure.

We use historical development patterns, estimations of the expected loss ratios, and standard actuarial methods to derive an estimate of the ultimate level of loss and loss adjustment expense payments necessary to settle all the claims occurring as of the end of the evaluation period.  Once an estimate of the ultimate level of claim payments has been derived, the amount of paid loss and loss adjustment expense and case reserve through the evaluation date is subtracted to reveal the resulting level of IBNR.

Our reserve processes include multiple standard actuarial methods for determining estimates of IBNR reserves.  Other supplementary methodologies are incorporated as deemed necessary.  Mass tort and latent liabilities are examples of exposures where supplementary methodologies are used.  Each method produces an estimate of ultimate loss by accident year.  We review all of these various estimates and the actuaries assign weight to each based on the characteristics of the product being reviewed.  The result is a single actuarial point estimate by product by accident year.

The methodologies we have chosen to incorporate are a function of data availability and appropriately reflective of our own book of business.  There are a number of additional actuarial methods that are available but are not currently being utilized because of data constraints or the methods were either deemed redundant or not predictive for our book of business.  From time to time, we evaluate the need to add supplementary methodologies.  New methods are incorporated if it is believed that they improve the estimate of our ultimate loss and loss adjustment expense liability.  All of the actuarial methods tend to converge to the same estimate as an accident year matures.  Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

Paid Loss Development – Historical payment patterns for prior claims are used to estimate future payment patterns for current claims.  These patterns are applied to current payments by accident year to yield expected ultimate loss.

Strengths:  The method reflects only the claim dollars that have been paid and is not subject to case-basis reserve changes or changes in case reserve practices.

Weaknesses:  External claims environment changes can impact the rate at which claims are settled and losses paid (e.g., increase in attorney involvement or legal precedent).  Adjustments to reflect changes in payment patterns on a prospective basis are difficult to quantify.  For losses that have occurred recently, payments can be minimal and thus early estimates are subject to significant instability.

Incurred Loss Development – Historical case-incurred patterns (paid losses plus case reserves) for past claims are used to estimate future case-incurred amounts for current claims.  These patterns are applied to current case-incurred losses by accident year to yield an expected ultimate loss.

Strengths:  Losses are reported more quickly than paid, therefore, the estimates stabilize sooner.  The method reflects more information (claims department case reserve) in the analysis than the paid loss development method.

Weaknesses:  Method involves additional estimation risk if significant changes to case reserving practices have occurred.

Expected Loss Ratio – Historical loss ratios, in combination with projections of frequency and severity trends as well as estimates of price and exposure changes, are analyzed to produce an estimate of the expected loss ratio for each accident year.  The expected loss ratio is then applied to the earned premium for each year to estimate the expected ultimate losses.  The current accident year expected loss ratio is also used as the input into the determination of the prospective loss and ALAE ratio used in our initial IBNR generation process.

Strengths:  Reflects an estimate independent of how losses are emerging on either a paid or a case reserve basis.  Method is particularly useful in absence of historical development patterns or where losses take a long time to emerge.

Weaknesses:  Ignores how losses are actually emerging and thus produces the same estimate of ultimate loss regardless of favorable/unfavorable emergence.

Paid and Incurred Bornhuetter/Ferguson (BF) – This approach blends the expected loss ratio method with either the paid or incurred loss development method.  In effect, the BF methods produce weighted average indications for each accident year.  As an example, if the current accident year for commercial automobile liability is estimated to be 20% paid, then the paid loss development method would receive a weight of 20%, and the expected loss ratio method would receive an 80% weight.  Over time, this method will converge with the ultimate estimated in the respective loss development method.

Strengths:  Reflects actual emergence that is favorable/unfavorable, but assumes remaining emergence will continue as previously expected.   Does not overreact to the early emergence (or lack of emergence) where patterns are most unstable.

Weaknesses:  Could potentially understate favorable or unfavorable development by putting some weight on the expected loss ratio.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated.  Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components.  The relative strengths and weaknesses of the particular estimation methods, when applied to a particular group of claims, can also change over time; therefore, the weight given to each estimation method will likely change by accident year and with each evaluation.

The actuarial point estimates typically follow a progression that places significant weight on the BF methods when accident years are younger and claims emergence is immature.  As accident years mature and claims emerge over time, increasing weight is placed on the incurred development method and the paid development method.  For product lines with faster loss emergence, the progression to greater weight on the incurred and paid development methods occurs more quickly.

For our long- and medium-tail products, the BF methods are typically given the most weight for the first 36 months of evaluation.  These methods are also predominant for the first 12 months of evaluation for short-tail lines.  Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed.

Judgment can supersede this natural progression if risk factors and assumptions change, or if a situation occurs that amplifies a particular strength or weakness of a methodology.  Extreme projections are critically analyzed and may be adjusted, given less credence, or discarded all together.  Internal documentation is maintained that records any substantial changes in methods or assumptions from one loss reserve study to another.

Our estimates of ultimate loss and LAE reserves are subject to change as additional data emerge.  This could occur as a result of change in loss development patterns; a revision in expected loss ratios; the emergence of exceptional loss activity; a change in weightings between actuarial methods; the addition of new actuarial methodologies or new information that merits inclusion; or the emergence of internal variables or external factors that would alter their view.

There is uncertainty in the estimates of ultimate losses.  Significant risk factors to the reserve estimate include, but are not limited to, unforeseen or unquantifiable changes in:

•              loss payment patterns,

•              loss reporting patterns,

•              frequency and severity trends,

•              underlying policy terms and conditions,

•              business or exposure mix,

•              operational or internal process changes affecting timing of recording transactions,

•              regulatory and legal environment, and/or

•              economic environment.

Our actuaries engage in discussions with senior management, underwriting, and the claims department on a regular basis to attempt to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves.  The human element in the application of judgment is unavoidable when faced with material uncertainty.  Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences, and areas of focus.  Hence, the estimate selected by the various qualified experts may differ materially from each other.  We consider this uncertainty by examining our historic reserve accuracy.

Given the significant impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing and outside review.  Multiple outside reserving specialists periodically review the reserving estimation process and the resulting estimates.  We give consideration to these outside opinions and implement recommended improvements as deemed appropriate.  We have incorporated data validity checks and balances into our front-end processes.  Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.

Determination of Our Best Estimate

Upon completion of our full loss and loss adjustment expense estimation analysis, the results are discussed with the Loss Reserve Committee (LRC).  As part of this discussion, the analysis supporting an indicated point estimate of the IBNR loss reserve by product is reviewed.  The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated point estimate.  Review of the variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place.  After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment.

As a predominantly excess and surplus lines and specialty insurer servicing niche markets, we believe that there are several reasons to carry – on an overall basis – reserves above the actuarial point estimate.  We believe we are subject to above average variation in estimates and that this variation is not symmetrical around the actuarial point estimate.

  One reason for large variation is the above average policyholder turnover and changes in the underlying mix of exposures typical of an excess and surplus lines business.  This constant change can cause estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.  Also, as a niche market writer, there is little industry-level information for direct comparisons of current and prior experience and other reserving parameters.  These unknowns create greater than average variation in the actuarial point estimates.

Actuarial methods attempt to quantify future events. Insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and often many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond what was intended or contemplated at the time the policy was issued.  Many of these policies are issued on an “all risk” and occurrence basis.  Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent.  Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language on mold and construction defect, and debates over wind versus flood as the cause of loss from major hurricane events.

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate.  Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty segment where the most significant estimation risks reside.   These estimation risks are considered when setting the initial loss ratio for the product and segment.  In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods.  It is also possible that the risks materialize in an amount above what we considered when booking our initial loss reserves.  In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

Our best estimate of our loss and LAE reserves may change depending on a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes, and our overall view of the underlying risks.  From time to time, we benchmark our reserving policies and procedures and update them by adopting industry best practices where appropriate.  No significant changes were made in 2006.

We have undergone significant changes over the last several years including rapid growth in exposures, diversification in our product portfolio, and changes in our actuarial leadership.  Although we believe our existing reserving methodologies produce appropriate results, we likewise believe in continual review and enhancement of our critical reserving processes.  As a result, we are benchmarking and evaluating several of our key operational and actuarial processes against other industry best practices, considering what is the most appropriate for us.  Changes in our reserving methodologies and processes, possibly significant, could result once our review is completed.  Although the precise nature of any new process is uncertain at this time, one important change being considered involves the refinement of our reserve estimation process to include additional recognition of risks within our actuarial point estimate.  If implemented, this revision would likely change the point estimate and result in a corresponding revision in our variation from the point estimate.  This change would not be anticipated to have a significant impact on carried reserves, but rather would impact the calculated variance between our carried reserves and the actuarial point estimate.

Reserve Sensitivities

A reserve estimate implies a pattern of expected loss emergence.  If this emergence does not occur as expected, it may cause us to challenge our previous assumptions.  We may change loss development patterns, the various method weights, and/or expected loss ratios used in our analysis.  The impact can be much greater and more leveraged for products with longer emergence patterns.  Our General Liability product is an example of a product with a relatively long emergence pattern.  A $1 deviation from expected emergence and its effects on other assumptions may result in a change in estimated ultimate loss and ALAE as large as $3.

There are often significant inter-relationships between our reserving assumptions that have offsetting or compounding effects on the reserve estimate.  Thus, in almost all cases, it is impossible to discretely measure the effect of a single assumption or construct a meaningful sensitivity expectation that holds true in all cases.  Our overall reserve estimates for General Liability in 2005 and 2006 were impacted by very favorable loss and ALAE emergence.  The favorable emergence created a cascading impact on other assumptions and an overall reduction in our reserves.  In 2005 and 2006, prior accident year losses emerged approximately $13.9 million and $17.1 million better than expected, respectively.  As a result, booked reserves were decreased $36.8 million in 2005 and $25.4 million in 2006.   The 2006 favorable emergence was concentrated in the three most recent accident years.  The company experienced unfavorable emergence in several older accident years that caused us to reevaluate the loss development patterns and thus resulted in some offset to the overall favorable 2006 emergence.

It is difficult for us to predict whether the favorable loss development observed in 2005 and 2006 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves for each of the last 10 years.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  During 2007, it would be reasonably likely for us to observe development relating to prior years’ reserve estimates ranging from approximately $50 million favorable to $25 million unfavorable.

Historical Loss and LAE Development

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2006, 2005, and 2004.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Unpaid losses and LAE at beginning of year:

Gross	$1,331,866	$1,132,599	$903,441
Ceded	(593,209)	(464,180)	(372,048)
Net	$738,657	$668,419	$531,393
Increase (decrease) in incurred losses and LAE:
Current accident year	$300,292	$313,643	$316,948
Prior accident years	(43,403)	(62,473)	(10,817)
Total incurred	$256,889	$251,170	$306,131

Loss and LAE payments for claims incurred:
Current accident year	$(47,994)	$(43,062)	$(39,206)
Prior accident years	(154,446)	(137,870)	(129,899)
Total paid	$(202,440)	$(180,932)	$(169,105)

Net unpaid losses and LAE at end of year	$793,106	$738,657	$668,419

Unpaid losses and LAE at end of year:
Gross	$1,318,777	$1,331,866	$1,132,599
Ceded	(525,671)	(593,209)	(464,180)
Net	$793,106	$738,657	$668,419

The deviations from our initial reserve estimates appeared as changes in our ultimate loss estimates as we updated those estimates through our reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information, and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is therefore continually updated and revised as this process takes place until all claims in a defined set of claims are settled. As a relatively small insurer, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of experience directly available to us, and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The table below summarizes our prior accident years’ loss reserve development by segment for 2006, 2005, and 2004.

(in thousands)	2006	2005	2004
(Favorable)/Unfavorable reserve development by segment
Casualty	$(40,030)	$(57,505)	$(11,813)
Property	(1,784)	(7,581)	(5,137)
Surety	(1,589)	2,613	6,133
Total	$(43,403)	$(62,473)	$(10,817)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2006.  During 2006, we continued to experience favorable loss development and a reduction in its prior years’ loss reserve estimates.  Pricing increased substantially and policy terms and conditions became more favorable for most of our products during the 2001-2004 policy years.  Many of the improvements in market conditions were difficult to quantify at the time of the original estimate.  Our significant growth in premium and exposures made precise quantification of these changes even more challenging.  In 2006, losses continued to emerge on the prior accident years much more favorably than the company expected when making its original estimates.  We experienced favorable development of $43.4 in aggregate on prior years’ estimates.

Of this decrease to prior years’ loss reserve estimates, approximately $40.0 million occurred in the casualty segment.  The development is primarily from our general liability, executive products liability, and Texas employer’s indemnity products.  In our general liability product we experienced $25.4 million of favorable development.  Most of this development came from the 2004 and 2005 accident years.   As part of our normal reserving process, we reviewed the expected loss ratios used in several of its reserving methods.  This review confirmed the favorable emergence from 2002-2005 accident years.  As a result of this study, the expected loss ratios were reduced for 2004-2006 with the most significant change occurring to the 2005 accident year.  Approximately $15.4 million of the favorable general liability development can be attributed to this update in expected loss ratios.  The remaining portion of the decrease in prior year’s loss reserve estimate was the result of the continued favorable loss emergence and the natural progression of shifting more weight to our incurred and paid development methods as accident years get older.   In our executive products liability business, we experienced $7.4 million of favorable development.  Most of this change can be attributed to accident years 2001, 2003, and 2004.  The estimates improved as a result of lower than expected loss severity in those accident years.  For our Texas employer’s indemnity product, we experienced $5.7 million of favorable development.  We experienced significantly less loss emergence than expected for accident years prior to 2003 and benefited from favorable settlements on several claims in accident years 2001-2003.

Overall, our property and surety segments experienced relatively small changes in prior years’ estimates of reserves.  However, we experienced $4.2 million of favorable development from 2004 and 2005 hurricane estimates.  We also saw $7.2 million of unfavorable development on our construction product that is in runoff.  Most of this development came from accident years 2002-2005.  The construction emergence pattern revealed itself to be longer than originally anticipated and has not behaved consistent with reporting patterns expected from a property segment.  We do not anticipate any further deterioration in our estimates.

2005. During 2005, we experienced an aggregate of $62.5 million of favorable development. Of this total, approximately $57.5 million of this reserve development occurred in the casualty segment. It was primarily from accident years 2002, 2003, and 2004 for our general liability, specialty programs, and transportation products. Pricing and policy terms and conditions rapidly became more favorable for most of our products beginning in 2002.  Many of the improvements in market conditions were difficult to quantify at the time of our original estimate.  Our significant growth in premium and exposures over this same time period made precise quantification of these changes more challenging because of the resulting mix changes, new exposures underwritten for the first time, and uncertainty in whether the new exposures would have similar emergence patterns as those reflected in our historical data.   We appropriately reflected these significant risks in our 2002-2004 initial carried reserves for this business.  During 2005, we regularly observed emergence of losses lower than expected for these accident years as the anticipated risks failed to materialize.  This resulted in a re-evaluation and corresponding reduction in expected loss ratios used in the loss reserving analysis for these products.  The lower than expected emergence, lower expected loss ratios, and the natural progression of increased weighting on the incurred and paid development actuarial methods caused the reserve estimate to decrease.  In response to the reduction in reserve estimates, we released $36.8 million, $11.6 million, and $6.3 million of IBNR loss and LAE reserves to general liability, specialty programs, and transportation, respectively.  The release for these products was consistent with our loss reserving processes.    These releases comprise a majority of the favorable development within our casualty segment.

The property segment also experienced $7.6 million of favorable development. A portion of this positive development is due to the claims department reassessing and decreasing the estimated ultimate level of loss payments for the 2004 hurricanes. Overall, the surety segment experienced $2.6 million in adverse development. Reserve additions on surety products for the 2002 accident year exceeded favorable experience on surety products for accident years prior to 2002.

2004. During 2004, we experienced an aggregate of $10.8 million of favorable development. Of this total, approximately $5.1 million of favorable development occurred in the property segment. Approximately half of the favorable development within our property segment was due to a favorable settlement of an outstanding claim from the Northridge, California earthquake of 1994. The remainder relates primarily to favorable development on losses that occurred during 2003.

In 2004 the cumulative experience attributable to many of our casualty products for mature accident years was materially lower than the IBNR reserves originally booked. Due to the low emergence of loss and LAE, we released $9.7 million of IBNR reserves during the fourth quarter of 2004, which accounted for the majority of the favorable development within our casualty segment. While we had been experiencing robust price improvements in this segment for several years, we also produced significant new business with new exposures. Our reserving evaluation process requires adequate time periods to elapse to assess the impact of such changes in marketplace conditions on our book of casualty business.

The surety segment experienced $6.1 million in adverse development. A portion of this development comes from contract bond products, where we increased IBNR reserves on bonds primarily written before 2003. Additionally, we experienced adverse development on reserves for other surety products, primarily related to the 2002 accident year.

The following table presents the development of our balance sheet reserves from 1996 through 2006. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

Adverse loss and loss adjustment expense reserve development can be observed in the table for years ending 2000-2002 on a net basis, and 1999-2003 on a gross basis.  This development is related to unexpectedly large increases in loss frequency and severity and unquantifiable expansion of policy terms and conditions that took place in accident years 1997-2001 for our casualty segment.  These causes widely impacted the property and casualty insurance industry during this time as soft market conditions were prevalent.  These factors, combined with our rapid growth during 1999-2002, caused significant estimation risk, and thus had a related impact on our reserve liabilities for those years.

As the table displays, variations exist between our cumulative loss experience on a gross and net basis, due to the application of reinsurance. On certain products, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance). Additionally, the relationship of our gross to net retention changes over time. For example, we changed underwriting criteria to increase gross retentions (gross policy limits) on certain products written in 1999 through 2001, while leaving net retention unchanged. These products contained gross retentions of up to $50.0 million, while the relating net retention remained at $0.5 million. Loss severity on certain of these products exceeded original expectations. As shown in the table that follows, on a re-estimated basis, this poor loss experience resulted in significant indicated gross deficiencies, with substantially less deficiency indicated on a net basis, as many losses were initially recorded at their full net retention. In 2002, we reduced our gross policy limits on many of these products to $15.0 million, while net retention increased to $1.0 million. As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
(Dollars in thousands)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	& Prior
Net Liability for unpaid losses and Settlement expenses at end of the year	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106
Paid cumulative as of:
One year later	47,999	54,927	53,892	65,216	92,788	98,953	94,465	129,899	137,870	154,446
Two years later	85,342	98,188	88,567	113,693	155,790	159,501	182,742	212,166	239,734
Three years later	112,083	120,994	114,465	149,989	192,630	211,075	234,231	273,019
Four years later	129,846	136,896	132,796	172,443	222,870	238,972	269,446
Five years later	139,006	149,324	145,888	191,229	237,464	260,618
Six years later	146,765	159,048	159,153	200,610	250,092
Seven years later	154,082	168,984	165,277	209,288
Eight years later	161,418	173,367	171,709
Nine years later	165,138	178,528
Ten years later	169,935
Liability re-estimated as of:
One year later	240,264	245,150	243,270	273,230	309,021	340,775	393,347	520,576	605,946	695,254
Two years later	242,865	248,762	233,041	263,122	301,172	335,772	394,297	485,146	577,709
Three years later	233,084	232,774	229,750	263,639	314,401	344,668	397,772	478,113
Four years later	219,888	220,128	217,476	262,156	319,923	355,997	409,597
Five years later	207,148	218,888	207,571	264,383	323,698	359,161
Six years later	201,245	209,884	205,563	264,569	323,642
Seven years later	193,793	210,843	204,002	264,305
Eight years later	195,471	213,095	204,597
Nine years later	199,156	214,226
Ten years later	201,384
Net cumulative redundancy (deficiency)	$46,422	$34,326	$42,665	$10,609	$(23,588)	$(31,911)	$(17,645)	$53,280	$90,710	$43,403

Gross liability	$405,801	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777
Reinsurance recoverable	(157,995)	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)
Net liability	$247,806	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106

Gross re-estimated liability	$374,898	$425,346	$381,691	$634,766	$791,626	$805,870	$917,066	$987,045	$1,103,882	$1,294,311
Re-estimated recoverable	(173,514)	(211,120)	(177,094)	(370,461)	(467,984)	(446,709)	(507,469)	(508,932)	(526,173)	(599,057)
Net re-estimated liability	$201,384	$214,226	$204,597	$264,305	$323,642	$359,161	$409,597	$478,113	$577,709	$695,254
Gross cumulative redundancy (deficiency)	$30,903	$(21,083)	$33,832	$(114,272)	$(251,876)	$(201,365)	$(184,228)	$(83,604)	$28,717	$37,555

Operating Ratios

Premiums to Surplus Ratio

The following table shows, for the periods indicated, our insurance subsidiaries’ statutory ratios of net premiums written to policyholders’ surplus. While there is no statutory requirement applicable to us that establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners, or NAIC, provide that this ratio should generally be no greater than 3 to 1.  While the NAIC provides this general guideline, rating agencies often require a more conservative ratio to maintain strong or superior ratings.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Statutory net premiums written	$551,536	$494,565	$511,212	$474,094	$413,638
Policyholders’ surplus	746,905	690,547	605,967	546,586	401,269
Ratio	0.7 to 1	0.7 to 1	0.8 to 1	0.9 to 1	1.0 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2006	2005	2004	2003	2002

Loss ratio	48.4	51.1	59.9	60.2	58.4

Expense ratio	35.7	34.9	32.3	31.8	37.2

Combined ratio	84.1	86.0	92.2	92.0	95.6

We also calculate the statutory combined ratio, which is not indicative of GAAP underwriting income due to accounting for policy acquisition costs differently for statutory accounting purposes compared to GAAP. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written (expense ratio).

	Year Ended December 31,
Statutory	2006		2005		2004		2003		2002

Loss ratio	48.4		51.1		59.9		60.2		58.4

Expense ratio	35.6		35.6		33.9		32.9		34.0

Combined ratio	84.0		86.7		93.8		93.1		92.4

Industry combined ratio	94.3	(1)	100.9	(2)	98.5	(2)	100.2	(2)	107.3	(2)

(1)           Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2006

(2)           Source:  A.M. Best Aggregate & Averages – Property-Casualty (2006 Edition) statutory basis.

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

During 2006, we allocated the majority of available cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2006, 96 percent of the fixed income portfolio was rated A or better and 87 percent was rated AA or better.

As of December 31, 2006, the municipal bond component of the fixed income portfolio decreased $21.5 million, to $500.9 million and comprised 37 percent of our total fixed income portfolio, versus 39 percent of the total portfolio at year-end 2005.  Investment grade corporate securities totaled $352.4 million compared to $323.4 million at year-end 2005 and comprised 26 percent of our total fixed income portfolio versus 24 percent at year-end 2005.  The taxable U.S. government and agency portion of the fixed income portfolio increased by $16.9 million to $502.5 million, or 37 percent, of the total for both year-ends 2006 and 2005.

We currently classify 8 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (91 percent) or trading (1 percent) and are carried at fair value. As of December 31, 2006, we maintained $1.25 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2006, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value
2007	$18,990	$18,999	$19,105	$19,001
2008	39,657	39,897	39,953	39,795
2009	66,057	66,878	67,029	66,698
2010	64,484	65,880	65,804	65,463
2011	141,570	145,279	145,368	144,839
2012	150,180	154,441	154,725	154,602
2013	127,735	132,538	133,372	132,845
2014	106,095	111,188	110,641	110,465
2015	140,636	142,199	141,204	141,076
2016	98,882	100,443	100,590	100,585
2017	32,219	33,659	33,362	33,364
2018	29,137	31,018	30,607	30,607
2019	28,388	30,195	29,719	29,719
2020	12,839	13,298	13,405	13,405
2021	6,857	7,304	7,422	7,422
2022	10,988	11,208	11,290	11,290
2023	20,185	21,846	21,775	21,775
2024	7,205	7,437	7,513	7,513
2025	3,469	3,467	3,400	3,400
2026	0	0	0	0
2027	3,000	3,004	3,039	3,039
2028	8	8	9	9
2029	7	7	7	7
2030	8,696	8,710	8,471	8,471
2031	4,534	4,510	4,576	4,576
2032	9,015	9,118	9,017	9,017
2033	48,238	48,542	47,161	47,161
2034	25,648	25,748	25,408	25,408
2035	23,091	23,358	23,136	23,136
2036	42,246	42,423	42,487	42,487
2037	2,000	2,005	1,988	1,988
2038	8,234	8,242	8,220	8,220
2039	9,100	9,186	9,272	9,272
2040	8,000	7,906	7,639	7,639
2041	12,348	12,519	12,459	12,459
2042	9,200	9,757	9,683	9,683
2043	2,000	2,026	1,988	1,988
2044	3,000	3,016	3,084	3,084
2045	4,150	4,196	4,333	4,333
	$1,328,088	$1,361,455	$1,358,261	$1,355,841

At December 31, 2006, our equity securities were valued at $368.2 million, an increase of $47.1 million from the $321.1 million held at the end of 2005. During 2006, the pretax change in unrealized gains on equity securities was $32.1 million. Equity securities represented 20 percent of cash and invested assets at the end of 2006, an increase from the 19 percent at year-end 2005. As of the year-end 2006, total equity investments held represented 49 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

We had short-term investments and fixed income securities maturing within one year of $123.2 million at year-end 2006. This total represented 7 percent of cash and invested assets versus 3 percent the prior year.  Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002
Average Invested Assets (1)	$1,763,016	$1,633,755	$1,451,539	$1,166,694	$896,785
Net Investment Income (2)(3)	71,325	61,641	54,087	44,151	37,640
Net Realized Gains/(Losses)	31,045	16,354	13,365	12,138	(3,552)
Change in Unrealized Appreciation/(Depreciation) (3)(4)	34,395	(35,788)	13,200	40,096	(34,091)
Annualized Return on Average Invested Assets	7.8%	2.6%	5.6%	8.3%	0.0%

(1) Average of amounts at beginning and end of each year.

(2) Investment income, net of investment expenses, including non-debt interest expense

(3) Before income taxes.

(4) Relates to available-for-sale fixed income and equity securities.

Regulation

State and Federal Legislation

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system.

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

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and to require fair and adequate treatment and service for policyholders are enforced by filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, and requiring the filing and in some cases, approval, of premiums and commission rates to ensure they are fair and equitable. Such restrictions may limit the ability of our insurance company subsidiaries to introduce new coverages or implement desired changes to current premium rates or policy forms. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic reporting procedures (annually, quarterly, or more frequently if necessary), and periodic examinations.

The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which show the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a solvency concept.

Under state insurance laws, our insurance company subsidiaries cannot treat reinsurance ceded to an unlicensed or non-accredited reinsurer as an asset or as a deduction from its liabilities in their statutory financial statements, except to the extent that the reinsurer has provided collateral security in an approved form, such as a letter of credit. As of December 31, 2006, $1.6 million of our reinsurance recoverables were due from unlicensed or non-accredited reinsurers that had not provided us with approved collateral.

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces. For example, the state of Florida passed legislation in early 2007 seeking to make residential homeowners’ insurance in Florida more accessible and affordable by imposing regulatory changes and restrictions on many aspects of the insurance market in that state. The near-term impact to us is not expected to be material since we currently write a relatively small amount of residential homeowners’ insurance in that state. However, such legislation is new, and thus its full impact, as well as the reaction of any other coastal state, is not yet certain. We will continue to carefully monitor the legislative and regulatory activity in this area.

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

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and to comply with our legal obligations.

Broker Contingent Commissions

In 2004, the New York attorney general began an investigation into insurance broker and insurance company activities connected with contingent commission arrangements. The investigation led to lawsuits, both private suits and suits by attorneys general, and prompted other attorneys general and state insurance departments to conduct further investigations. We have responded to all inquiries from state attorneys general and insurance departments, and have not been subject to any regulatory actions or paid any fees or fines as a result. We also conducted an internal investigation of our contingent commission arrangements and related underwriting practices and found no improper actions. We have also established a corporate policy regarding the proper use and authorization of contingent commission agreements. The National Association of Insurance Commissioners (NAIC) has created a model act on these agreements for agents and brokers, and statutes have been proposed or enacted in several states. We continue to closely monitor all legislative developments.

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

On November 26, 2002, the federal Terrorism Risk Insurance Act of 2002 (TRIA) became law. TRIA was set to expire on December 31, 2005, but the law has been extended until December 31, 2007. The act, as extended and amended, provides for a federal backstop for terrorism losses as defined by the act and certified by the secretary of the treasury in concurrence with the secretary of state and the U.S. attorney general. Under TRIA, coverage provided for losses caused by acts of terrorism is partially reimbursed by the United States under a formula whereby the government pays 90 percent in 2006 and 85 percent in 2007 of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is calculated as 17.5 percent in 2006 and 20 percent in 2007 of gross earned premium net of a few excludable lines. Coverage under the act must be made available to policyholders, with certain specified exceptions, in commercial property and casualty policies. The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made terrorism coverage available to policyholders. Given the challenges associated with attempting to assess the possibility of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our affected coverages.  Congress is currently considering an extension of TRIA, although such action is not certain.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 presents a significant expansion of securities law regulation of corporate governance and compliance, accounting practices, reporting, and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by CEOs and CFOs of certain reports filed with the Securities and Exchange Commission (SEC), disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also provides stronger requirements for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. As required by the act and under the supervision from and participation of management, we annually complete an evaluation of our internal control system including all design, assessment, documentation, and testing phases. This evaluation is intended to identify any deficiencies, measure their materiality, and implement procedures, where necessary, to remediate them.

The annual certification of our CEO with respect to compliance with the New York Stock Exchange corporate governance listing standards has been submitted to the New York Stock Exchange and the annual certifications of our CEO and CFO required by the Sarbanes-Oxley Act of 2002 with respect to the our 2006 fiscal year have been filed with the SEC as an exhibit to our annual report on Form 10-K for 2006.

Asbestos Litigation Reform

Congress has considered, but not yet enacted, asbestos litigation reform legislation. Alternatives range from a proposal requiring manufacturers and insurers to fund liabilities for asbestos exposure to provide for a remedy for all asbestos-related claims, to a proposal requiring victims to document their medical condition before suing for damages. We continue to monitor our expected exposure and do not perceive a significant risk.

Federal Regulation of Insurance

In 2006, two separate bills were introduced in Congress that would provide significant federal regulation in the insurance industry. One bill provides for an optional federal charter, and the other seeks to streamline and reduce the state regulatory burden for non-admitted/surplus lines of insurance. This proposed legislation would have a significant impact on the insurance industry, and we continue to monitor all proposals.

Also, in early 2007, bills were introduced in Congress to repeal the antitrust exemption for the insurance industry in the McCarran-Ferguson Act.  We will monitor this proposed legislation, but we cannot predict if such bills will become law or the impact of such legislation on the company or the industry.

Corporate Compliance

We have a code of conduct, corporate governance guidelines, and compliance manual, which provide directors, officers, and employees with guidance and requirements for complying with a variety of federal and state laws and company policies. Electronic versions of these documents, as well as the following documents, are, or will be, available on our web site (www.rlicorp.com): 2006 summary annual report; 2006 financial report; 2007 proxy statement; annual report on Form 10-K for 2006; and charters of the executive resources, audit, finance and investment, strategy, and nominating/corporate governance committees of the board of directors. Printed copies of these documents will be made available upon request without charge to any shareholder.

Licenses and Trademarks

We have a software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes. The license is renewed on an annual basis. RLI Insurance Company has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing, and statistical reporting. We also enter into other software licensing agreements in the ordinary course of business.

We obtained U.S. federal service mark registration of our corporate logo “RLI”, “eRLI”, “e-Submissions”, “RLINK,” and other company service mark and trade names with the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is 10 years unless renewed.

Employees

As of December 31, 2006, we employed a total of 724 associates. Of the 724 total associates, 75 were part-time and 649 were full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “will,” “should,” “anticipate,” and similar expressions.  Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development, and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors and are subject to various risks, uncertainties, and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.”  Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements.  You should review the various risks, uncertainties, and other factors listed from time to time in our Securities and Exchange Commission filings.

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

•  rising levels of loss costs that we cannot anticipate at the time we price our coverages;

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

The greatest potential risk of loss we face in the ordinary course of our business is property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting Hawaii or the U.S. mainland.  Most of our past catastrophe-related claims have resulted from earthquakes and hurricanes. For example, we incurred a pre-tax net loss of $64.3 million related to the 1994 Northridge earthquake. In recent years, hurricanes have had a significant impact on our results.  We incurred a pre-tax loss of $22.5 million from the 2005 hurricanes, Katrina, Rita, and Wilma.  We also incurred a pre-tax loss of $9.9 million from the 2004 hurricanes, Charley, Frances, and Ivan.  Catastrophes can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather, and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001.

The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to fairly specific geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses.

Actual insured losses may be greater than our loss reserves, which would negatively impact our profitability.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are just an estimate of what we anticipate the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

•  loss emergence patterns;

•  underlying policy terms and conditions;

•  business and exposure mix;

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

As is typical in our industry, we face risks associated with litigation.  For example, we are currently involved in a complex litigation arising out of an equipment and vehicle leasing program of Commercial Money Center. We are also a defendant in complex litigation brought against insurance brokers and insurance companies which alleges injury from the payment of contingent commissions by insurers to brokers.  These lawsuits are described in further detail in Item 3, Legal Proceedings. While it is impossible to ascertain the ultimate outcome of these matters at this time, we believe, based upon facts known to date, that our positions are meritorious and that the final resolution of these matters will not have a material adverse effect on our financial position or results of operations, taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims, for a variety of reasons. Either of these events would increase our costs and could have a materially adverse effect on our business.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. In certain lines we have seen, and expect to continue to see, significant tightening in pricing and terms and conditions for the reinsurance that we purchase.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase - which could increase our costs - or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments - especially catastrophe exposed risks - which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2006, our investment portfolio consisted of $1.4 billion in fixed maturity securities, $368.2 million in equity securities and $104.2 million in short-term investments. For the 12 months ended December 31, 2006, we experienced a $34.4 million pre-tax unrealized gain on our investment portfolio. However, for the fiscal year ended December 31, 2005, we experienced $35.8 million in pre-tax unrealized losses on our investment portfolio. The 2006 gain and the 2005 loss reflect primarily the overall stock market and bond market fluctuations experienced during those periods. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources than we do. Some of these competitors also have significantly greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•  an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•  the deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

•  programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage; and

•  changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s, or Moody’s could negatively affect our business.

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s, and Moody’s. A.M. Best, Standard & Poor’s, and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. In 2006, A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Insurance Company, Mt. Hawley Insurance Company, and RLI Indemnity Company (RLI Group). In 2006, Standard and Poor’s reaffirmed our “A+, Strong” rating. In 2006, Moody’s reaffirmed our group rating of “A2, Good” for RLI Group.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by any of A.M. Best, Standard & Poor’s, or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we cannot attract or retain top-performing executive officers, underwriters, and other personnel, or if the quality of their performance decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive dividends from our insurance subsidiaries in needed amounts.

RLI Corp. is the holding company for our three principal insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution is limited by Illinois law to the greater of 10 percent of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2007 without prior insurance department approval is $75.7 million, or RLI Insurance Company’s 2006 net income. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2006, RLI Insurance Company paid total dividends of $59.5 million to RLI Corp.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We own five commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 19 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Insurance Company, and a supporting department. We also own a 25,400 square foot multi-story building, used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as storage for furniture and equipment and office space.  We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

Most of our branch offices and other company operations lease the office space throughout the country.

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

In the third quarter of 2005, RLI reached a confidential settlement agreement with Lakeland Bank. This settlement ends our litigation with Lakeland, but does not resolve our pending litigation with the four other investor banks. The settlement with Lakeland relates to surety bonds representing approximately 17 percent of the amount to which the five investor banks had claimed entitlement. The settlement did not have a material adverse effect on our financial statements taken as a whole. In addition, in August 2005, the Federal District Court denied outright the investor banks’ motion for judgment on the pleadings as to RLI and subsequently ordered all remaining cases to mandatory mediation. Mediations held in January 2006 between RLI and each of the four remaining investor banks did not resolve the claims of those investor banks. In September 2006, the Court issued a case management order governing expert witness discovery and future motion practice.  While we cannot predict the ultimate outcome of the pending litigation between RLI and the remaining four investor banks at this time, RLI continues to believe it has meritorious defenses with respect to each of the banks making claims against it and will continue to vigorously assert those defenses in the pending litigation.

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

In addition to the CMC litigation, RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company are defendants in an ongoing lawsuit that is seeking class-action status in federal court in New Jersey, which was brought in October 2004 against over 100 insurance brokers and insurance companies by a putative class of plaintiffs who purchased insurance from the defendants.  This lawsuit alleges injury through state and federal antitrust violations, RICO violations, breach of fiduciary duties and unjust enrichment resulting from the payment of contingent commissions by the defendant insurers to the defendant brokers. The complaint seeks unspecified amounts in damages, including punitive damages, as well as other legal and equitable relief.  We deny the allegations made and are vigorously contesting this suit.

In addition, we are party to numerous claims and losses that arise in the normal course of our business. Many of such claims or losses involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Refer to the Corporate Data on page 59 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 60 through 61 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 23 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 3 through 8 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on pages 2 through 3 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 23 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 24 through 58 of the 2006 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statements and Schedules attached on page 40.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 54 of the 2006 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 51-52

(b)           Exhibits.  See Exhibit Index on pages 51-52

(c)                                  Financial Statement Schedules.  The schedules included on attached pages 42 through 50 as required by Regulation S-X are excluded from the Company’s 2006 Financial Report to Shareholders.  See Index to Financial Statements and Schedules on page 40.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2006 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
Joseph E. Dondanville
Senior Vice President, Chief Financial Officer

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 28, 2007

By	/s/Joseph E. Dondanville
Joseph E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 28, 2007

By:	/s/Gerald D. Stephens
Gerald D. Stephens, Director

Date	February 28, 2007

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 28, 2007

By:	/s/John T. Baily
John T. Baily, Director

Date:	February 28, 2007

By:	/s/Richard H. Blum
Richard H. Blum, Director

Date:	February 28, 2007

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date:	February 28, 2007

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date	February 28, 2007

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 28, 2007

By:	/s/F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 28, 2007

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 28, 2007

By:	/s/Edward F. Sutkowski
Edward F. Sutkowski, Director

Date:	February 28, 2007

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 28, 2007

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 28, 2007, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2006.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

RLI CORP. AND SUBSIDIARIES

SCHEDULE I–SUMMARY OF INVESTMENTS–OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2006

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$8,792	$8,541	$8,541
U.S. Agencies	465,629	461,831	461,831
Mtge/ABS/CMO*	109,538	109,272	109,272
Corporate	237,905	235,291	235,291
States, political subdivisions, and revenues	418,156	419,636	419,636
Total available-for-sale	$1,240,020	$1,234,571	$1,234,571

Held-to-maturity
U.S. Government	$6,291	$6,309	$6,291
U.S. Agencies	18,850	19,415	18,850
State, political subdivisions, and revenues	81,169	83,006	81,169
Total held-to-maturity	$106,310	$108,730	$106,310

Trading
U.S. Government	$2,438	$2,399	$2,399
U.S. Agencies	4,679	4,630	4,630
Mtge/ABS/CMO*	3,015	2,979	2,979
Corporate	4,893	4,848	4,848
States, political subdivisions, and revenues	100	104	104
Total trading	$15,125	$14,960	$14,960

Total fixed maturities	$1,361,455	$1,358,261	$1,355,841
Equity securities, available-for-sale
Common stock
Public utilities	$45,958	$73,331	$73,331
Banks, trusts and insurance companies	27,287	67,083	67,083
Industrial, miscellaneous and all other	128,198	227,781	227,781

Total equity securities	$201,443	$368,195	$368,195
Short-term investments	104,205	104,205	104,205
Total investments	$1,667,103	$1,830,661	$1,828,241

*Mortgage-backed, asset-backed & collaterialzed mortgage obligations.

Note: See notes 1C and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 41 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II–CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2006	2005
ASSETS

Cash	$14	$63
Short-term investments, at cost which approximates fair value	34,250	748
Investments in subsidiaries/investees, at equity value	841,715	764,611
Equity securities available-for-sale, at fair value (cost—$33,992 in 2005)	0	37,160
Property and equipment, at cost, net of accumulated depreciation of $1,303 in 2006 and $1,042 in 2005	6,024	6,265
Deferred debt costs	754	861
Other assets	1,848	1,237
Total assets	$884,605	$810,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$1,670	$2,493
Dividends payable	5,254	4,533
Income taxes payable—current	8,526	1,279
Income taxes payable—deferred	9,508	6,411
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	400	561
Total liabilities	$128,085	$118,004

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 31,689,740 shares in 2006 and 31,344,058 shares in 2005)	31,690	31,344
Paid in capital	187,632	181,794
Accumulated other comprehensive earnings, net of tax	105,145	82,785
Retained earnings	594,147	478,043
Deferred compensation	7,744	7,735
Treasury shares at cost (7,416,762 shares in 2006 and 5,792,753 shares in 2005)	(169,838)	(88,760
Total shareholders’ equity	$756,520	$692,941
Total liabilities and shareholders’ equity	$884,605	$810,945

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company) - (continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2006	2005	2004
Net investment income	$913	$1,236	$1,034
Net realized investment gains	24,417	5,417	519
Equity in earnings of unconsolidated investees	13,702	0	0
Selling, general and administrative expenses	(8,070)	(6,780)	(5,537)
Interest expense on debt	(6,040)	(6,056)	(6,130)
Earnings (loss) before income taxes	24,922	(6,183)	(10,114)
Income tax expense (benefit)	7,477	(3,933)	(5,274)
Net earnings (loss) before equity in net earnings of subsidiaries	17,445	(2,250)	(4,840)
Equity in net earnings of subsidiaries	117,194	109,384	77,876
Net earnings	$134,639	$107,134	$73,036
Other comprehensive earnings(loss), net of tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	$837	$283	$3,095
Less: reclassification adjustment for gains included in net earnings	(2,896)	(1,896)	(337)
Other comprehensive earnings(loss)-parent only	(2,059)	(1,613)	2,758
Equity in other comprehensive earnings (loss) of subsidiaries/investees	24,419	(21,619)	5,560
Other comprehensive earnings (loss)	22,360	(23,232)	8,318
Comprehensive earnings	$156,999	$83,902	$81,354

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company) - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2006	2005	2004
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$17,445	$(2,250)	$(4,840)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(24,417)	(5,417)	(519)
Depreciation	261	259	253
Other items, net	(695)	(124)	178
Change in:
Affiliate balances payable	(822)	869	4,246
Interest payable, long-term debt	0	0	2,479
Federal income taxes	6,656	814	(512)
Stock option excess tax benefit	(2,930)	0	0
Changes in investment in unconsolidated investees:
Undistributed earnings	(13,702)	0	0
Dividends received	16,500	0	0
Net cash provided by (used in) operating activities	$(1,704)	$(5,849)	$1,285
Cash flows from investing activities
Purchase of:
Equity securities, available-for-sale	(64,180)	(41,727)	(24,930)
Short-term investments, net	(33,502)	0	(15,006)
Property and equipment	(20)	(97)	(286)
Sale of:
Fixed maturities, available-for-sale	0	0	39,921
Equity securities, available-for-sale	106,353	34,959	5,939
Short-term investments, net	0	14,260	0
Property and equipment	0	3	220
Investment in unconsolidated investee	32,499	0	0
Capital contributions to subsidiaries	0	(50)	(15,000)
Cash dividends received-subsidiaries	10,928	13,037	19,586
Net cash provided by (used in) investing activities	52,078	20,385	10,444
Cash flows from financing activities
Stock option excess tax benefit	2,930	0	0
Proceeds from stock option exercises	3,254	1,437	1,059
Treasury shares purchased	(37,600)	0	(10)
Cash dividends paid	(19,007)	(15,928)	(12,636)
Net cash used in financing activities	(50,423)	(14,491)	(11,587)
Net (decrease) increase in cash	(49)	45	142
Cash at beginning of year	63	18	(124)
Cash at end of year	$14	$63	$18

Interest paid on outstanding debt for 2006, 2005, and 2004 amounted to $6.0 million, $6.0 million and $3.5 million, respectively.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III–SUPPLEMENTARY INSURANCE INFORMATION

Years ended December 31, 2006, 2005, and 2004

(in thousands)					Incurred Losses
	Deferred policy	Unpaid losses	Unearned		and settlement
	Acquisition	and settlement	premiums,	Premiums	expenses
Segment	Costs	expenses, gross	gross	Earned	current year

Year ended December 31, 2006

Casualty segment	$33,958	$1,153,509	$241,900	$348,217	$217,956
Property segment	19,808	117,950	107,246	122,581	70,452
Surety segment	20,051	47,318	38,665	59,540	11,884

RLI Insurance Group	$73,817	$1,318,777	$387,811	$530,338	$300,292

Year ended December 31, 2005

Casualty segment	$32,456	$1,104,800	$249,043	$358,893	$239,004
Property segment	18,600	184,133	98,644	80,528	62,925
Surety segment	18,421	42,933	35,996	51,886	11,714

RLI Insurance Group	$69,477	$1,331,866	$383,683	$491,307	$313,643

Year ended December 31, 2004

Casualty segment	$35,721	$1,011,299	$247,580	$365,617	$257,854
Property segment	15,200	82,922	87,675	98,043	46,872
Surety segment	16,225	38,378	31,950	47,688	12,222

RLI Insurance Group	$67,146	$1,132,599	$367,205	$511,348	$316,948

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (continued)

Years ended December 31, 2006, 2005, and 2004

(in thousands)	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2006

Casualty segment	$(40,030)	$75,972	$25,926	$349,834
Property segment	(1,784)	37,590	11,335	139,061
Surety segment	(1,589)	32,214	6,356	62,641

RLI Insurance Group	$(43,403)	$145,776	$43,617	$551,536

Year ended December 31, 2005

Casualty segment	$(57,505)	$83,824	$21,546	$349,465
Property segment	(7,581)	24,281	9,245	89,089
Surety segment	2,613	27,953	4,405	56,011

RLI Insurance Group	$(62,473)	$136,058	$35,196	$494,565

Year ended December 31, 2004

Casualty segment	$(11,813)	$81,206	$18,810	$370,449
Property segment	(5,137)	27,555	8,353	91,549
Surety segment	6,133	25,834	3,568	49,214

RLI Insurance Group	$(10,817)	$134,595	$30,731	$511,212

See the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2006, 2005, and 2004

(in thousands)					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2006

Casualty	$510,840	$165,813	$3,190	$348,217	0.9%
Property	214,909	94,428	2,100	$122,581	1.7%
Surety	63,155	4,307	692	$59,540	1.2%

RLI Insurance Group
Premiums earned	$788,904	$264,548	$5,982	$530,338	1.1%

2005

Casualty	$512,242	$158,337	$4,988	$358,893	1.4%
Property	163,138	84,731	2,121	80,528	2.6%
Surety	56,103	4,737	520	51,886	1.0%

RLI Insurance Group
Premiums earned	$731,483	$247,805	$7,629	$491,307	1.6%

2004

Casualty	$507,972	$147,248	$4,893	$365,617	1.3%
Property	185,417	89,896	2,522	98,043	2.6%
Surety	51,207	4,409	890	47,688	1.9%

RLI Insurance Group
Premiums earned	$744,596	$241,553	$8,305	$511,348	1.6%

See the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V–VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005, and 2004

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2006 Allowance for uncollectible reinsurance	$36,855	$2,092	$(2,389)	$36,558

2005 Allowance for uncollectible reinsurance	$28,169	$8,990	$(304)	$36,855

2004 Allowance for uncollectible reinsurance	$23,013	$5,610	$(454)	$28,169

See the accompanying report of independent registered accounting firm on page 41 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI–SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2006, 2005, and 2004

(in thousands)
	Deferred Policy	Claims and	Unearned	Net	Net
Affiliation with	Acquisition	Claim Adjustment	Premiums,	Premiums	Investment
Registrant (1)	Costs	Expense Reserves	Gross	Earned	Income

2006	$73,817	$1,318,777	$387,811	$530,338	$71,325
2005	$69,477	$1,331,866	$383,683	$491,307	$61,641
2004	$67,146	$1,132,599	$367,205	$511,348	$54,087

	Claims and Claim Adjustment
	Expenses Incurred Related to:		Amortization	Paid Claims and	Net
	Current	Prior	of Deferred	Claim Adjustment	Premiums
	Year	Year	Acquisition Costs	Expenses	Written

2006	$300,292	$(43,403)	$145,776	$202,440	$551,536
2005	$313,643	$(62,473)	$136,058	$180,932	$494,565
2004	$316,948	$(10,817)	$134,595	$169,105	$511,212

(1)          Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 41 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Articles of Incorporation	Incorporated by reference to the Company’s
Quarterly Form 10-Q for the Second Quarter
ended June 30, 1997

3.2	By-Laws	Attached as Exhibit 3.2.

4.1	Senior Indenture dated as of	Incorporated by reference to the company’s
	December 9, 2003	Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable	Incorporated by reference to the Company’s
	Trust Agreement	Quarterly Form 10-Q for the Second Quarter
ended June 30, 1993.

10.2	RLI Corp. Incentive Stock	Incorporated by reference to Company’s
	Option Plan	Registration Statement on Form S-8 filed on
March 11, 1996, File No. 333-01637

10.3	Directors’ Stock Option Plan	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
June 6, 1997, File No. 333-28625.

10.4	RLI Corp. Nonemployee Directors’	Incorporated by reference to the Company’s
	Stock Plan	Form S-8 filed on July 28, 2004,
File No. 333-117714.

10.5	RLI Corp. Nonemployee Directors’	Incorporated by reference to the Company’s
	Deferred Compensation Plan	Annual Form 10-K for the year ended
December 31, 2004.

10.6	RLI Corp. Executive Deferred	Incorporated by reference to the Company’s
	Compensation Plan	Annual Form 10-K for the year ended
December 31, 2004.

10.7	Key Employee Excess Benefit Plan	Incorporated by reference to the Company’s
Annual Form 10-K for the year ended
December 31, 2004.

10.8	RLI Corp. Omnibus Stock Plan	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
May 31, 2005, File No. 333-125354.

10.9	RLI Incentive Compensation Plan	Incorporated by reference to the Company’s Form
8-K filed on May 9, 2006.

11.0	Statement re: computation of per	Refer to the Note 1L, “Earnings per share,”
	share earnings	on pages 31-32 of the 2006 Financial Report to
Shareholders, attached as Exhibit 13.

13.0	2006 Financial Report to Shareholders	Attached as Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page
21.1	Subsidiaries of the Registrant	Page 53

23.1	Consent of KPMG LLP	Page 54

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 55

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 56

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 57

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 58