Form 10-Q
period 2007-03-31
RLI CORP
filed 2007-04-27
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 20, 2007 the number of shares outstanding of the registrant’s Common Stock was 23,961,328.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Earnings
(Unaudited)

	For the Three-Month Period
	Ended March 31,
(in thousands, except per share data)	2007	2006

Net premiums earned	$137,977	$127,387
Net investment income	18,990	16,708
Net realized investment gains	4,625	4,442
	161,592	148,537
Losses and settlement expenses	63,060	66,677
Policy acquisition costs	39,764	35,599
Insurance operating expenses	9,556	9,201
Interest expense on debt	1,510	1,682
General corporate expenses	1,877	1,855
	115,767	115,014
Equity in earnings of unconsolidated investees	1,313	2,740
Earnings before income taxes	47,138	36,263
Income tax expense	14,621	10,607
Net earnings	$32,517	$25,656

Other comprehensive earnings (loss) net of tax	600	(3,595)
Comprehensive earnings	$33,117	$22,061

Earnings per share:
Basic:

Basic net earnings per share	$1.35	$1.00
Basic comprehensive earnings per share	$1.37	$0.86

Diluted:

Diluted net earnings per share	$1.32	$0.97
Diluted comprehensive earnings per share	$1.34	$0.84

Weighted average number of common shares outstanding
Basic	24,144	25,558
Diluted	24,702	26,400

Cash dividends declared per common share	$0.20	$0.17

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31	December 31
(in thousands, except share data)	2007	2006
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,258,557	$1,234,571
Held-to-maturity, at amortized cost	100,427	106,310
Trading, at fair value	15,521	14,960
Equity securities, at fair value	374,668	368,195
Short-term investments, at cost	88,581	104,205
Total investments	1,837,754	1,828,241
Accrued investment income	17,440	18,628
Premiums and reinsurance balances receivable	104,737	126,021
Ceded unearned premium	87,494	97,596
Reinsurance balances recoverable on unpaid losses	527,700	525,671
Deferred policy acquisition costs	71,206	73,817
Property and equipment	20,068	20,590
Investment in unconsolidated investees	32,022	36,667
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	26,501	17,851
TOTAL ASSETS	$2,751,136	$2,771,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,333,523	$1,318,777
Unearned premiums	359,232	387,811
Reinsurance balances payable	74,365	85,046
Income taxes-current	16,044	8,318
Income taxes-deferred	27,179	27,069
Bonds payable, long-term debt	100,000	100,000
Other liabilities	74,018	87,755
TOTAL LIABILITIES	$1,984,361	$2,014,776

Shareholders’ Equity
Common stock ($1 par value)
(31,711,584 shares issued at 3/31/07) (31,689,740 shares issued at 12/31/06)	31,711	31,690
Paid-in capital	188,470	187,632
Accumulated other comprehensive earnings	105,745	105,145
Retained earnings	621,874	594,147
Deferred compensation	7,520	7,744
Less: Treasury shares at cost
(7,750,256 shares at 3/31/07) (7,416,762 shares at 12/31/06)	(188,545)	(169,838)
TOTAL SHAREHOLDERS’ EQUITY	766,775	756,520
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,751,136	$2,771,296

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Month Period
	Ended March 31,
(in thousands)	2007	2006

Net cash provided by operating activities	$25,310	$21,709
Cash Flows from Investing Activities
Investments purchased	(96,813)	(260,368)
Investments sold	39,119	251,644
Investments called or matured	37,252	27,460
Net change in short term investments	17,889	(23,819)
Changes in notes receivable	500	0
Net property and equipment purchased	(330)	(495)
Net cash used in investing activities	$(2,383)	$(5,578)

Cash Flows from Financing Activities
Cash dividends paid	$(4,855)	$(4,344)
Payment on debt	0	(266)
Stock option plan share issuance	780	1,563
Excess tax benefit from exercise of stock options	79	0
Treasury shares purchased	(18,931)	(13,084)
Net cash used in financing activities	$(22,927)	$(16,131)

Net increase in cash	0	0
Cash at the beginning of the year	0	0
Cash at March 31	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The financial information is prepared in conformity with U.S. generally accepted accounting principles (GAAP), and such principles are applied on a basis consistent with those reflected in our 2006 annual report filed with the Securities and Exchange Commission. Management has prepared the financial information included herein without audit by independent registered public accountants.  The condensed consolidated balance sheet as of December 31, 2006 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006.

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results of a full year.

The accompanying financial data should be read in conjunction with the notes to the financial statements contained in our 2006 Annual Report on Form 10-K.

Earnings Per Share: Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents.

Pursuant to disclosure requirements contained in Statement of Financial Accounting Standards (SFAS) 128,”Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the condensed financial statements.

	For the Three-Month Period Ended March 31, 2007
(in thousands, except per share data)	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Basic EPS
Income available to common Shareholders	$32,517	24,144	$1.35
Effective of Dilutive Securities
Incentive Stock Options	0	558

Diluted EPS
Income available to common Shareholders	$32,517	24,702	$1.32

	For the Three-Month Period Ended March 31, 2006
(in thousands, except per share data)	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Basic EPS
Income available to common shareholders	$25,656	25,558	$1.00
Effective of Dilutive Securities
Incentive Stock Options	0	842

Diluted EPS
Income available to common shareholders	$25,656	26,400	$0.97

Adopted Accounting Standards:

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140
(SFAS 155)

On January 1, 2007, we adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies are required to adopt the provisions of SFAS 155, as applicable, beginning in fiscal year 2007.  The adoption of SFAS 155 had no impact on our financial position or results of operations.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)

On January 1, 2007, we adopted the provisions of FIN 48,”Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have an impact on our financial position or results of operations as we have taken no tax positions which would require disclosure under the new guidance.  Although the IRS is not currently examining any of our income tax returns, tax years 2005 and 2006 remain open and are subject to examination.

Pending Accounting Standards:

SFAS No. 157, Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in GAAP. The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. We are currently reviewing the guidance provided in this standard to determine the impact on our financial position and results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, FASB released Statement 159 titled “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  We have not elected early adoption.  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  We are continuing to evaluate the provisions of this standard, in conjunction with our current investment mix and investment philosophy.

Pension Plan:  During 2003 through 2006, our board and management took a series of steps to gradually freeze and terminate our defined benefit pension plan.  The plan termination was finalized in 2006.  All plan distributions were made in late 2006.  During the three months ended March 31, 2006, we incurred $350,000 in pension expense.  No expenses were incurred in 2007.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at March 31, 2007 and December 31, 2006.  Impairment testing was performed during 2006, pursuant to the requirements of SFAS 142.  Based upon this review, these assets are not impaired.  As of March 31, 2007, there is no indication of impairment.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first three months of 2007 and 2006. At March 31, 2007, net intangible assets totaled $0.03 million, net of $5.7 million of accumulated amortization, and are included in other assets.  These assets will be fully amortized next quarter.

2. STOCK BASED COMPENSATION – In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment,” (SFAS 123R) which required companies to expense the estimated fair value of employee stock options and similar awards, for all options vesting, granted, or modified after the effective date of this revised statement.

SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective method. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our employee stock options and recognized no compensation expense for the stock option grants.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards is solely at the discretion of the executive resources committee and the nominating/corporate governance committee of our board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization). Since 2005, we have granted 439,800 stock options under this plan. In 2007, we granted 11,200 stock options under this plan.

Under the omnibus plan, we may grant to officers, directors and other employees stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period and have a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances the requisite service period and vesting period will be the same.  For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals seventy-five, the requisite service period is deemed to be met and options are immediately expensed on the date of grant.  For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility.  Shares issued upon option exercise are newly issued shares.

During 2005, our board of directors adopted resolutions authorizing the accelerated vesting of existing unvested stock options, including directors’ stock options. Acceleration was applicable to substantially all unvested options and contained certain share transfer restrictions. These modifications, which occurred prior to the effective date of SFAS 123R, effectively removed these options from expense consideration under SFAS 123R.

The following tables summarize option activity in 2007 and 2006:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
				(in 000’s)
Outstanding options at January 1, 2007	1,632,019	$31.30
Options granted	11,200	$56.27
Options exercised	(23,492)	$22.95		$788
Options canceled/forfeited	(2,700)	$50.15
Outstanding options at March 31, 2007	1,617,027	$31.55	5.50	$37,800
Exercisable options at March 31, 2007	1,406,726	$28.70	4.95	$36,892

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
				(in 000’s)
Outstanding options at January 1, 2006	1,931,627	$26.53
Options granted	5,000	$52.30
Options exercised	(210,030)	$18.32		$7,590
Options canceled/forfeited	(2,900)	$34.64
Outstanding options at March 31, 2006	1,723,697	$27.59	5.40	$51,209
Exercisable options at March 31, 2006	1,718,697	$27.52	5.39	$51,184

The majority of our options are granted annually at the board meeting in May. Thus far in 2007, 11,200 shares were granted with an average exercise price of $56.27 and an average fair value of $15.28.  We recognized $0.3 million of expense in the first three months of 2007 related to options vesting.  Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.1 million related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $1.7 million, which will be recognized over the remainder of the five-year vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values:

	2007	2006
Weighted-average fair value of grants	$15.28	$14.57
Risk-free interest rates	4.82%	5.03%
Dividend yield	1.50%	1.51%
Expected volatility	21.76%	22.44%
Expected option life	6.31 years	6.31 years

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

3. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods Ended March 31,
	REVENUES
SEGMENT DATA (in thousands)	2007	2006
Casualty	$88,015	$87,266
Property	34,609	25,622
Surety	15,353	14,499

Segment totals before income taxes	$137,977	$127,387

Net investment income	18,990	16,708
Net realized gains	4,625	4,442

Total	$161,592	$148,537

	NET EARNINGS
	2007	2006
Casualty	$18,617	$8,886
Property	3,949	5,078
Surety	3,031	1,946

Net Underwriting Income	$25,597	$15,910

Net investment income	18,990	16,708
Net realized gains	4,625	4,442
General corporate expense and interest on debt	(3,387)	(3,537)
Equity in earnings of unconsolidated investee	1,313	2,740

Total earnings before income taxes	$47,138	$36,263
Income tax expense	14,621	10,607

Total	$32,517	$25,656

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period
	Ended March 31,
(in thousands)	2007	2006

Casualty
General liability	$43,999	$44,907
Commercial and personal umbrella	16,721	15,696
Commercial transportation	12,333	12,514
Specialty program business	7,007	6,891
Executive coverages	3,002	3,060
Other	4,953	4,198
Total	$88,015	$87,266

Property
Commercial property	$24,787	$18,033
Construction	1,136	2,737
Marine	6,064	2,693
Other property	2,622	2,159
Total	$34,609	$25,622

Surety	$15,353	$14,499
Grand Total	$137,977	$127,387

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We underwrite selected property and casualty insurance and surety coverage through insurance company subsidiaries collectively known as RLI Insurance Group, or the Group. The Group provides insurance coverages primarily for commercial risks representing 85% of our consolidated revenue for the first three months of 2007 and 86% of consolidated revenue for the same period of 2006.

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

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property, and surety. Growth is measured in terms of gross premiums written and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components. The combined ratios represent the income generated from our individual segments.

The foundation of our overall business strategy is to underwrite for profit. This drives our ability to provide shareholder returns in three different ways: the underwriting profit itself, net investment income from our investment portfolio, and long-term appreciation in our equity portfolio.  Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not be more or less than recorded amounts; if actual liabilities differ from recorded amounts, there will be an adverse or favorable effect on net earnings. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

The casualty portion of our business consists largely of general liability, transportation, multi-peril program business, commercial umbrella, personal umbrella, executive products and other specialty coverages. In addition, we provide employers’ indemnity and in-home business owners coverage. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment may also be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

The surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical, and refining industries. Our surety coverages usually involve a statutory requirement for bonds.  While these bonds have maintained a relatively low loss ratio, losses may fluctuate due to adverse economic conditions that may affect the financial viability of an insured. The contract surety marketplace guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions, inclement weather conditions or the deterioration of a contractor’s financial condition. As such, this line has historically produced marginally higher loss ratios than other surety lines.

The insurance marketplace softened over the last several years, meaning that the marketplace became more competitive and prices were generally flat to falling, even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound underwriting discipline. Our primary focus will continue to be on underwriting profitability as opposed to premium growth or market share measurements.

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net earnings and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business, evaluating our performance, and drawing comparisons to our peers.  These measures include underwriting income, gross premiums written, net premiums written, combined ratios, and net unpaid loss and settlement expenses.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 2 to the financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

Net premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, net premiums written is the component of net premiums earned that measures gross premiums written less the cost of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It provides some indication of future earnings potential subject to our expenses and loss costs.

Combined ratios

This ratio is a common insurance industry measure of profitability for any underwriting operation, and is calculated in two components. First, the expense ratio reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. The second component, the loss ratio, is losses and settlement expenses divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

The amount by which estimated losses differ from those originally reported for a period is known as “development.”  Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable developments of loss reserves in the results of operations in the period the estimates are changed.

We record two categories of loss and loss adjustment expense reserves – case-specific reserves and incurred but not reported (IBNR) reserves.

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

We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2007, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss performance adjusted for price change and loss cost inflation. The initial loss and ALAE ratios also reflect estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

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

The historical and prospective loss and ALAE estimates along with the applicable risk factors identified above are the bases for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience and prevailing risk factors. The Loss Reserve Committee makes all final decisions regarding changes in the initial loss and ALAE ratios.

Loss and LAE Reserve Estimating Process

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

The actuarial process of estimating ultimate payment for claims and claims expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims including paid amounts and individual claim adjuster estimates are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort, and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our executive products and marine business, we utilize external data extensively.

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

Given the significant impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing and outside review. Multiple outside reserving specialists periodically review the reserve estimation process and the resulting estimates. We give consideration to these outside opinions and implement recommended improvements as deemed appropriate. We have incorporated data validity checks and balances into our front-end processes. Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.

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

One reason for large variation is the above average policyholder turnover and changes in the underlying mix of exposures typical of all excess and surplus lines business. This constant change can cause estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. Also, as a niche market writer, there is little industry-level information for direct comparisons of current and prior experience and other reserving parameters. These unknowns create greater than average variation in the actuarial point estimates.

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

Our best estimate of our loss and LAE reserves may change depending on a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes, and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and update them by adopting industry best practices where appropriate. We are currently in the process of performing such a review.

Investment Valuation

Throughout each year, we and our investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established and monitored by our board of directors and officers. This includes selling available-for-sale securities that have unrealized gains or losses when it is believed that future performance can be improved by buying other securities deemed to offer superior long-term return potential.

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

We regularly evaluate our fixed maturity and equity securities portfolio to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit quality, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security.  Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from reinsurers. Further discussion of the security of our recoverable reinsurance balances can be found in note 5 to the financial statements included in our 2006 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes, and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Consolidated revenues, as displayed in the table that follows, totaled $161.6 million for the first three months of 2007 compared to $148.5 million for the same period in 2006.

	For the Three-Month Period
	Ended March 31,
Consolidated revenues (in thousands)	2007	2006
Net premiums earned	$137,977	$127,387
Net investment income	18,990	16,708
Net realized investment gains	4,625	4,442
Total consolidated revenue	$161,592	$148,537

Consolidated revenue for the first three months of 2007 increased $13.1 million, or 9%, from the same period in 2006.  Net premiums earned for the Group increased 8% from 2006 levels, as the significant growth in property premium experienced in 2006 was earned as revenue.  Net investment income improved 14% to $19.0 million.  This growth is attributable to continued positive operating cash flow, coupled with a higher invested asset base.

Net after-tax earnings for the first three months of 2007 totaled $32.5 million, $1.32 per diluted share, compared to $25.7 million, $0.97 per diluted share, for the same period in 2006.  Both periods reflect favorable development on prior years’ loss reserves. In 2007, positive development on prior accident years’ casualty loss reserves resulted in additional pretax earnings of $13.6 million.   In 2006, positive development on prior accident years’ casualty loss reserves resulted in additional pretax earnings of $2.5 million.  Bonus and profit sharing-related expenses related to these additions to earnings totaled $1.3 million in 2007 and $0.2 million in 2006.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first three months of 2007, equity in earnings of unconsolidated investees totaled $1.3 million, all related to Maui Jim, Inc.  The first quarter of 2006 reflected $2.7 million in income, which included $1.9 million related to Maui Jim, Inc. and $0.8 million from Taylor, Bean & Whitaker Mortgage Corp. (TBW).  In the fourth quarter of 2006, we sold our equity interest in TBW.

Results for the first three months of 2007 included pretax realized gains of $4.6 million, compared to pretax gains of $4.4 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $33.1 million, $1.34 per diluted share, for the first three months of 2007, compared to comprehensive earnings of $22.1 million, $0.84 per diluted share, for the same period in 2006. Unrealized gains, net of tax, for the first three months of 2007 were $0.6 million, compared to unrealized losses of $3.6 million for the same period in 2006.

In the first quarter of 2006, the bond portfolio exhibited a negative return due to rising interest rates.  The strong performance of the equity portfolio in the first quarter of 2006 partially offset the negative return on the bond portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $171.3 million for the first three months of 2007 from $175.2 million in the first quarter of 2006, primarily attributable to a decrease in casualty writings.  Underwriting income for the Group advanced $9.7 million to pre-tax income of $25.6 million for the first three months of 2007.  Underwriting income for 2007 included $13.6 million in favorable development on prior accident years’ casualty reserves.  On a comparative basis, underwriting income for 2006 of $15.9 million included $2.5 million in favorable development on prior accident years’ casualty reserves.  The GAAP combined ratio totaled 81.4 in 2007, compared to 87.5 in 2006.  The decline in combined ratio was primarily attributable to a decrease in the Group’s loss ratio.  The Group’s loss ratio decreased to 45.7 for 2007, compared to 52.3 for 2006.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ reserves, as discussed above.

	For the Three-Month Period
	Ended March 31,
Gross premiums written (in thousands)	2007	2006
Casualty	$111,357	$115,156
Property	42,152	42,892
Surety	17,807	17,105
Total	$171,316	$175,153

Underwriting income (in thousands)
Casualty	$18,617	$8,886
Property	3,949	5,078
Surety	3,031	1,946
Total	$25,597	$15,910

Combined ratio
Casualty	78.8	89.8
Property	88.6	80.2
Surety	80.3	86.5
Total	81.4	87.5

Casualty

Gross premiums written for the casualty segment totaled $111.4 million for the first three months of 2007, a decrease of $3.8 million, or 3%, from the same period last year.  This decrease is primarily attributable to continuing rate softening in the casualty segment.  Despite this softening, margins remain good and we continue to find profitable opportunities.  Gross premiums written for specialty program business advanced to $7.2 million for the first quarter of 2007, an increase of $0.5 million, or 8%, over the same period in 2006.  Personal umbrella was $14.1 million for the first quarter of 2007, up $0.6 million, or 4%, from the same period in 2006. Despite slight erosion in rates, general liability, our largest growth contributor over the past several years, posted gross writings of $47.1 million, a decrease of only $2.5 million, or 5%, from the same period last year, and continued to produce profitable results.  Executive products totaled $10.6 million, a decrease of $2.1 million, or 16%, from the first quarter of 2006, due to continuing price declines.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $18.6 million, compared to $8.9 million for the same period last year. Both periods included favorable development on prior years’ loss reserves. Results for 2007 include favorable experience on prior accident years (1999 through 2004) for general liability, executive products, employer’s indemnity, and commercial umbrella. Due to this positive emergence, during the first quarter of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $13.6 million.  From a comparative standpoint, results for 2006 included $2.5 million of favorable experience on prior accident years (1996-2003), primarily from executive products. Overall, the combined ratio for the casualty segment was 78.8 for 2007 compared to 89.8 in 2006. The segment’s loss ratio was 48.6 in 2007 compared to 61.5 in 2006, primarily driven by the reduction in prior accident years’ reserve releases.  The expense ratio for the casualty segment was 30.2 for the first quarter of 2007 compared to 28.3 for the first quarter of 2006.  The increase is primarily attributed to an increase in policy acquisition costs, which include, among other things, performance-related expenses such as bonus and profit sharing-related expenses.

Property

Gross premiums written for the Group’s property segment totaled $42.2 million, a decrease of $0.7 million, or 2%, from the same period last year.  Our domestic fire book posted $16.9 million in written premiums, a decline of $6.2 million, or 27%, from the first quarter of 2006, as increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, have impacted the overall market.  Offsetting this decline, our marine division reported $8.8 million in written premium during the first three months of 2007, an increase of $4.6 million, or 110%, from the same period last year.

For the segment, net premiums earned advanced at a faster pace than net premiums written.  Net premiums earned for the segment totaled $34.6 million, an increase of $9.0 million, or 35%, from the first quarter of 2006 while net premiums written totaled $23.1 million, a decrease of $1.6 million, or 6%, from the same period in 2006.  The increase in net premiums earned is reflective of the earning during 2007 of the significant increase in property premium written during the first three quarters of 2006.

Underwriting income for the segment was $3.9 million for the first three months of 2007, compared to $5.1 million for the same period in 2006.  Increased frequency and severity of habitational fire losses have negatively impacted results for 2007.  We have revised underwriting guidelines on habitational business and expect to see improvement in this area.  We will continue to closely monitor the results of the revised guidelines.

Segment results for 2007 translate into a combined ratio of 88.6, compared to

80.2 for the same period last year. The segment’s loss ratio advanced to 50.7 from 37.8 in 2006, due to the aforementioned increased loss activity.

From an expense standpoint, the segment’s expense ratio improved to 37.9 from 42.4 in 2006.  The expense ratio for the first three months of 2006 was higher due to start-up expenses associated with the new marine division.  The net expense ratio is continuing to trend downward as anticipated.

Surety

The surety segment posted gross premiums written of $17.8 million for the first three months of 2007, an increase of $0.7 million, or 4%, from the same period last year.  Premium growth was experienced across miscellaneous and energy lines.  The segment posted underwriting income of $3.0 million, compared to an income of $1.9 million for the same period last year.  The combined ratio for the surety segment totaled 80.3 in 2007, versus 86.5 for the same period in 2006.  The segment’s loss ratio was 17.8 for 2007, compared to 22.8 for 2006, as favorable loss trends have resulted in a decrease in loss booking ratios.  The expense ratio decreased slightly to 62.5 compared to 63.7 for the same period last year.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program.  A detailed discussion of this litigation can be found in Item 3 – Legal Proceedings and note 10 of our 2006 Annual Report on Form 10-K. There have been no significant changes to this litigation since the filing of the Annual Report.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2007, net investment income increased by 13.7% over that reported for the same period in 2006.  This improvement was primarily due to an increased asset base. On an after-tax basis, investment income increased by 12.0%.  The average annual yields on our investments for the first three months of 2007 and 2006 were as follows.

Pretax Yield	1Q 2007	1Q 2006
Taxable	5.38%	5.06%
Tax-Exempt	4.01%	3.96%
After-tax yield
Taxable	3.50%	3.29%
Tax-Exempt	3.80%	3.75%

During the first three months of 2007, the yield increased on both the taxable and tax-exempt bonds.

The fixed-income portfolio increased by $18.7 million during the first three months of 2007.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.6%.  Our equity portfolio increased by $6.5 million during the first three months of 2007, to $374.7 million. The equity portfolio had a total return of 1.6% during the first three months of 2007.

We realized a total of $4.6 million in capital gains in the first three months of 2007, compared to capital gains of $4.4 million in the first three months of 2006.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During the first three months of 2007 and 2006, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2007, including fair value, cost basis, and unrealized gains and losses.

	3/31/2007
	Cost		Gross Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss% (1)
	(dollars in thousands)
Consumer Discretionary	$13,372	$17,367	$4,077	$(82)	$3,995	29.9%
Consumer Staples	16,215	32,310	16,095	—	16,095	99.3%
Energy	8,965	30,297	21,332	—	21,332	237.9%
Financials	24,783	61,238	36,531	(76)	36,455	147.1%
Healthcare	14,544	30,937	16,971	(578)	16,393	112.7%
Industrials	15,629	36,703	21,243	(169)	21,074	134.8%
Materials	5,510	8,529	3,019	—	3,019	54.8%
Information Technology	14,103	21,474	7,582	(211)	7,371	52.3%
Telecommunications	7,015	16,561	9,546	—	9,546	136.1%
Utilities	44,161	73,411	29,250	—	29,250	66.2%
Other	45,324	45,841	546	(29)	517	1.1%
	$209,621	$374,668	$166,192	$(1,145)	$165,047	78.7%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of March 31, 2007. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2007

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$269	$9,627	$9,896
Cost or Amortized Cost	276	9,859	10,135
Unrealized Loss	(7)	(232)	(239)

U.S Agency
Fair value	$68,474	$167,564	$236,038
Cost or Amortized Cost	68,670	168,709	237,379
Unrealized Loss	(196)	(1,145)	(1,341)

Mtge/ABS/CMO*
Fair value	$43,620	$121,308	$164,928
Cost or Amortized Cost	43,794	123,779	167,573
Unrealized Loss	(174)	(2,471)	(2,645)

Corporate
Fair value	$38,522	$91,351	$129,873
Cost or Amortized Cost	38,856	94,343	133,199
Unrealized Loss	(334)	(2,992)	(3,326)

States, political subdivisions &revenues
Fair value	$130,542	$102,159	$232,701
Cost or Amortized Cost	131,151	103,492	234,643
Unrealized Loss	(609)	(1,333)	(1,942)

Subtotal, debt securities
Fair value	$281,427	$492,009	$773,436
Cost or Amortized Cost	282,747	500,182	782,929
Unrealized Loss	(1,320)	(8,173)	(9,493)

Common Stock
Fair value	$14,864	$—	$14,864
Cost or Amortized Cost	16,009	—	16,009
Unrealized Loss	(1,145)	—	(1,145)

Total
Fair value	$296,291	$492,009	$788,300
Cost or Amortized Cost	298,756	500,182	798,938
Unrealized Loss	(2,465)	(8,173)	(10,638)

* Mortgage–backed, asset–backed & collateralized mortgage obligations.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2007 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$751,915	$743,137	$(8,778)	92.5%
2	BBB	Baa	31,014	30,299	(715)	7.5%
3	BB	Ba	0	0	0
4	B	B	0	0	0
5	CCC or lower	Caa or lower	0	0	0
6			0	0	0
		Total	$782,929	$773,436	$(9,493)	100.0%

The fixed income portfolio contained 404 unrealized loss positions as of March 31, 2007. The $9.5 million in associated unrealized losses for these 404 securities is only 0.7% of the fixed income portfolio’s cost basis. Of these 404 securities, 250 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $8.2 million in unrealized losses (0.6% of total fixed income portfolio’s cost basis).  None of the fixed income securities were in a loss position of 20% or more and no individual security was in a significant unrealized loss position.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments.  The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other - than - temporary - impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and Standard & Poor’s,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of March 31, 2007, we held 11 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.1 million. All of these securities have been in an unrealized loss position for less than twelve months.  Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses in our equity and bond portfolios, we do not believe any securities suffered an other - than - temporary decline in value as of March 31, 2007.

INCOME TAXES

Our effective tax rate for the first three months of 2007 was 31% compared to 29% for the same period in 2006. The effective rate for the first quarter of 2007 is higher due to the increase in underwriting income, which is taxed at 35%.  Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2007 and 2006 as a result of the following:

	2007		2006
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$16,499	35%	$12,692	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,488)	-3%	(1,512)	-4%
Dividends received deduction	(442)	-1%	(458)	-1%
Dividends paid deduction	(120)	0%	(116)	-1%
Other items, net	172	0%	1	0%

Total tax expense	$14,621	31%	$10,607	29%

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

The following table summarizes cash flows for the three month periods ended March 31, 2007 and 2006.

	2007	2006
	(in thousands)
Operating cash flows	$25,310	$21,709
Investing cash flows	$(2,383)	$(5,578)
Financing cash flows	$(22,927)	$(16,131)
Total	$—	$—

Cash flows from operating activities increased during the first three months of 2007 compared to that reported for the same period in 2006, due to the timing of certain reinsurance, claim, and other payments.  In 2007, available operating cash flow has been primarily used in financing activities to fund the repurchase of our stock.  In 2006, available operating cash flow was used in investing activities to purchase additional investment securities and to fund the repurchase of our stock.  On February 10, 2006, we announced a stock repurchase program for up to $100.0 million in RLI common stock.  During the first quarter of 2007, we repurchased 333,494 shares at an average cost of $56.77 per share.  This completed the buyback program at an overall average per share cost of $51.08.

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

At March 31, 2007, we had short-term investments and other investments maturing within one year, of approximately $72.9 million and investments of $372.3 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of March 31, 2007, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2007, our investment portfolio had a book value of $1.8 billion. Invested assets at March 31, 2007, increased by $9.5 million from December 31, 2006.

As of March 31, 2007, our fixed-income portfolio had the following rating distribution:

AAA	77.9%
AA	10.1%
A	8.3%
BBB	3.7%
Total	100.0%

As of March 31, 2007, the duration of the fixed income portfolio was 4.67 years. Our fixed-income portfolio remained well diversified, with 765 individual issues as of March 31, 2007.

At March 31, 2007, our equity portfolio had a value of $374.7 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. Included within our equity portfolio are certain preferred stocks, and real estate investment trust (REIT) securities.  The strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2007, our equity portfolio had a dividend yield of 2.6%

compared to 1.8% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 112 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2007, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), and $766.8 million of shareholders’ equity. Debt outstanding comprised 11.5% of total capital as of March 31, 2007.

Our 123rd consecutive quarterly dividend payment was declared in the first quarter of 2007 and paid on April 13, 2007 in the amount of $0.20 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year. In its annual “Handbook of Dividend Achievers,” Mergent FIS (formerly a division of Moody’s) ranked us 171st of more than 11,000 U.S. public companies in dividend growth over the last decade.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. Therefore, the maximum dividend distribution that can be paid by RLI Insurance Company during 2007 without prior approval is $75.7 million. Dividends paid in the form of asset transfers are applied to the dividend limitation at the estimated fair value of the asset as of the dividend date.  In the first three months of 2007, no affiliate dividends were paid from insurance subsidiaries, leaving the full dividend capacity for the remainder of 2007.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2007, down $0.2 million from the same period in 2006.  As of March 31, 2007, outstanding debt balances totaled $100.0 million, compared to $115.3 million at March 31, 2006.  The March 31, 2006 balance of $115.3 million consisted of $100.0 million in senior notes and $15.3 in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2007 and 2006:

	1Q	1Q
	2007	2006
Line of Credit	NA	NA
Reverse repurchase agreements	NA	4.55%
Total short-term debt	NA	4.55%
Senior Notes	6.02%	6.02%
Total Debt	6.02%	5.86%

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

Our market risk exposures at March 31, 2007, have not materially changed from those identified in our 2006 Annual Report on Form 10-K.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objective, and management necessarily is required to apply its judgment in evaluating the cost - benefit relationship of possible controls and procedures.  We believe that our disclosure controls and procedures provide such reasonable assurance.

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

On April 5, 2007, the court dismissed the case in response to the defendants’ motion to dismiss, and stayed all ongoing discovery and other action in the case.  The court allowed the plaintiffs 30 days to amend the complaint to state a legally valid claim.  We cannot predict the final outcome of this action.

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults Upon Senior Securities – Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)
Date: April 27, 2007