Form 10-Q
period 2007-06-30
RLI CORP
filed 2007-07-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 19, 2007 the number of shares outstanding of the registrant’s Common Stock was 23,803,185.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

(in thousands, except per share data)	For the Three-Month Period Ended June 30,
	2007	2006

Net premiums earned	$137,488	$125,867
Net investment income	19,077	17,556
Net realized investment gains	14,967	1,489
	171,532	144,912
Losses and settlement expenses	51,572	74,966
Policy acquisition costs	36,827	34,207
Insurance operating expenses	9,988	9,736
Interest expense on debt	1,545	1,710
General corporate expenses	2,163	1,654
	102,095	122,273
Equity in earnings of unconsolidated investees	4,410	4,867
Earnings before income taxes	73,847	27,506
Income tax expense	23,994	4,584
Net earnings	$49,853	$22,922

Other comprehensive earnings (loss) net of tax	(14,952)	(8,199)
Comprehensive earnings	$34,901	$14,723

Earnings per share:
Basic:

Basic net earnings per share	$2.09	$0.91
Basic comprehensive earnings per share	$1.46	$0.59

Diluted:

Diluted net earnings per share	$2.04	$0.89
Diluted comprehensive earnings per share	$1.43	$0.57

Weighted average number of common shares
outstanding
Basic	23,905	25,157
Diluted	24,446	25,762

Cash dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

(in thousands, except per share data)	For the Six-Month Period Ended June 30
	2007	2006

Net premiums earned	$275,465	$253,254
Net investment income	38,067	34,264
Net realized investment gains	19,592	5,931
	333,124	293,449
Losses and settlement expenses	114,632	141,643
Policy acquisition costs	76,591	69,806
Insurance operating expenses	19,544	18,937
Interest expense on debt	3,055	3,392
General corporate expenses	4,040	3,509
	217,862	237,287
Equity in earnings of unconsolidated investees	5,723	7,607
Earnings before income taxes	120,985	63,769
Income tax expense	38,615	15,191
Net earnings	$82,370	$48,578

Other comprehensive earnings (loss) net of tax	(14,352)	(11,794)
Comprehensive earnings	$68,018	$36,784

Earnings per share:
Basic:

Basic net earnings per share	$3.43	$1.92
Basic comprehensive earnings per share	$2.83	$1.45

Diluted:

Diluted net earnings per share	$3.35	$1.86
Diluted comprehensive earnings per share	$2.77	$1.41

Weighted average number of common shares
outstanding
Basic	24,024	25,357
Diluted	24,562	26,050

Cash dividends declared per common share	$0.42	$0.36

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2007	2006
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,288,799	$1,234,571
Held-to-maturity, at amortized cost	95,147	106,310
Trading, at fair value	14,831	14,960
Equity securities, at fair value	365,483	368,195
Preferred stock, at fair value	28,020	—
Short-term investments, at cost	103,736	104,205
Total investments	1,896,016	1,828,241
Accrued investment income	18,556	18,628
Premiums and reinsurance balances receivable	123,308	126,021
Ceded unearned premium	83,385	97,596
Reinsurance balances recoverable on unpaid losses	517,310	525,671
Deferred policy acquisition costs	77,137	73,817
Property and equipment	19,647	20,590
Investment in unconsolidated investees	36,482	36,667
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	9,878	17,851
TOTAL ASSETS	$2,807,933	$2,771,296

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,321,702	$1,318,777
Unearned premiums	374,441	387,811
Reinsurance balances payable	83,663	85,046
Notes payable, short-term debt	26,961	—
Income taxes-current	7,661	8,318
Income taxes-deferred	21,118	27,069
Bonds payable, long-term debt	100,000	100,000
Other liabilities	88,123	87,755
TOTAL LIABILITIES	$2,023,669	$2,014,776

Shareholders' Equity
Common stock ($1 par value)
(31,756,283 shares issued at 6/30/07)
(31,689,740 shares issued at 12/31/06)	31,756	31,690
Paid-in capital	189,980	187,632
Accumulated other comprehensive earnings	90,792	105,145
Retained earnings	666,497	594,147
Deferred compensation	7,576	7,744
Less: Treasury shares at cost
(7,990,256 shares at 6/30/07)	(202,337)	(169,838)
(7,416,762 shares at 12/31/06)
TOTAL SHAREHOLDERS' EQUITY	784,264	756,520
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,807,933	$2,771,296

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Period Ended June 30,
(in thousands)	2007	2006

Net cash provided by operating activities	$89,047	$68,496
Cash Flows from Investing Activities
Investments purchased	(230,028)	(338,875)
Investments sold	94,842	302,670
Investments called or matured	61,650	51,256
Net change in short term investments	(8,183)	(24,132)
Changes in notes receivable	6,000	—
Net property and equipment purchased	(388)	(2,162)
Net cash used in investing activities	$(76,107)	$(11,243)

Cash Flows from Financing Activities
Cash dividends paid	$(9,647)	$(8,678)
Payment on short-term debt	—	(267)
Proceeds from issuance of short-term debt	26,961	35
Stock option plan share issuance	2,256	3,710
Excess tax benefit from exercise of stock options	158	1,109
Treasury shares purchased	(32,668)	(53,162)
Net cash used in financing activities	$(12,940)	$(57,253)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at June 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The information furnished includes all adjustments and normal recurring accrual adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results of a full year.

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

	For the Six-Month Period Ended June 30, 2007			For the Six-Month Period Ended June 30, 2006

(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$82,370	24,024	$3.43	$48,578	25,357	$1.92

Effective of Dilutive Securities
Incentive Stock Options	0	538		0	693

Diluted EPS
Income available to common shareholders	$82,370	24,562	$3.35	$48,578	26,050	$1.86

	For the Three-Month Period Ended June 30, 2007			For the Three-Month Period Ended June 30, 2006

(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$49,853	23,905	$2.09	$22,922	25,157	$0.91
Effective of
Dilutive Securities
Incentive Stock Options	0	541		0	605

Diluted EPS
Income available to common shareholders	$49,853	24,446	$2.04	$22,922	25,762	$0.89

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)

On January 1, 2007, we adopted the provisions of FIN 48,”Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have an impact on our financial position or results of operations as we have taken no significant tax positions which would require accrual or disclosure under the new guidance.  Although the IRS is not currently examining any of our income tax returns, tax years 2005 and 2006 remain open and are subject to examination.

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

Pension Plan:  During 2003 through 2006, our board and management took a series of steps to gradually freeze and terminate our defined benefit pension plan.  The plan termination was finalized in 2006.  All plan distributions were made in late 2006.  During the six months ended June 30, 2006, we incurred $913,000 in pension expense.  No expenses were incurred in 2007.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at June 30, 2007 and December 31, 2006.  Annual impairment testing was performed during 2007, pursuant to the requirements of SFAS 142.  Based upon this review, these assets are not impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first six months of 2007 and $0.2 million for the same period of 2006. At June 30, 2007, these assets were fully amortized.

2.  STOCK BASED COMPENSATION — During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards is solely at the discretion of the Executive Resources Committee and the Nominating/Corporate Governance Committee of our Board of Directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization). Since 2005, we have granted 656,100 stock options under this plan, including 216,300 thus far in 2007.

Under the omnibus plan, we may grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period and have a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances the requisite service period and vesting period will be the same.  For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the requisite service period is deemed to be met and options are immediately expensed on the date of grant.  For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility.  Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity in 2007 and 2006:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding options at
January 1, 2007	1,632,019	$31.29
Options granted	216,300	$56.10
Options exercised	(68,191)	$22.88		$2,315
Options canceled/forfeited	(4,580)	$50.30
Outstanding options at
June 30 2007	1,775,548	$34.59	5.83	$37,931
Exercisable options at
June 30, 2007	1,394,687	$29.40	4.85	$37,033

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding options at
January 1, 2006	1,931,627	$26.53
Options granted	176,900	$50.21
Options exercised	(289,690)	$20.20		$9,627
Options canceled/forfeited	(2,900)	$34.64
Outstanding options at
June 30, 2006	1,815,937	$29.83	5.79	$33,316
Exercisable options at
June 30, 2006	1,639,037	$27.63	5.35	$33,676

The majority of our options are granted annually at the board meeting in May. Thus far in 2007, 216,300 shares were granted with an average exercise price of $56.10 and an average fair value of $15.12.  We recognized $0.8 million of expense in the first six months of 2007 related to options vesting.  Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $4.0 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values as of June 30:

	2007	2006
Weighted-average fair value of grants	$15.12	$13.99
Risk-free interest rates	4.60%	5.03%
Dividend yield	1.47%	1.51%
Expected volatility	21.72%	22.44%
Expected option life	6.34 years	6.31 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is an implied volatility.  This volatility is calculated by computing the weighted average of the most recent 1-year volatility, the most recent 6.34-year (equal to the expected life) volatility and the median of the 6.34-year rolling volatilities of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

3.  OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
SEGMENT DATA (in thousands)	REVENUES		REVENUES
	2007	2006	2007	2006
Casualty	$87,784	$85,815	$175,799	$173,081
Property	34,486	25,370	69,095	50,992
Surety	15,218	14,682	30,571	29,181

Segment totals before income taxes	$137,488	$125,867	$275,465	$253,254

Net investment income	19,077	17,556	38,067	34,264
Net realized gains	14,967	1,489	19,592	5,931

Total	$171,532	$144,912	$333,124	$293,449

	NET EARNINGS		NET EARNINGS
	2007	2006	2007	2006
Casualty	$25,268	$6,635	$43,885	$15,521
Property	8,791	(1,774)	12,740	3,304
Surety	5,042	2,097	8,073	4,043

Net Underwriting Income	$39,101	$6,958	$64,698	$22,868

Net investment income	19,077	17,556	38,067	34,264
Net realized gains	14,967	1,489	19,592	5,931
General corporate expense and interest on debt	(3,708)	(3,364)	(7,095)	(6,901)
Equity in earnings of unconsolidated investee	4,410	4,867	5,723	7,607

Total earnings before income taxes	$73,847	$27,506	$120,985	$63,769
Income tax expense	23,994	4,584	38,615	15,191

Total	$49,853	$22,922	$82,370	$48,578

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006

Casualty
General liability	$42,647	$44,440	$86,646	$89,347
Commercial and personal umbrella	16,607	16,069	33,328	31,765
Commercial transportation	12,793	11,961	25,126	24,475
Specialty program business	7,490	5,895	14,497	12,786
Executive coverages	3,150	3,123	6,152	6,183
Other	5,097	4,327	10,050	8,525
Total	$87,784	$85,815	$175,799	$173,081

Property
Commercial property	$23,513	$21,329	$48,300	$39,362
Construction	774	(1,693)	1,910	1,044
Marine	7,542	3,409	13,606	6,102
Other property	2,657	2,325	5,279	4,484
Total	$34,486	$25,370	$69,095	$50,992

Surety	$15,218	$14,682	$30,571	$29,181
Grand Total	$137,488	$125,867	$275,465	$253,254

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

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 49 states and the District of Columbia. We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property, and surety. Growth is measured in terms of gross premiums written and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components. The combined ratios represent the income or loss generated from our individual segments.

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

Underwriting Income

Underwriting income or profit represents the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 3 to the financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2007, make a reasonable provision to meet our future obligations.

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

As a predominantly excess and surplus lines and specialty insurer servicing niche markets, we believe that there are several reasons to carry — on an overall basis — reserves above the actuarial point estimate. We believe we are subject to above average variation in estimates and that this variation is not symmetrical around the actuarial point estimate.

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

We regularly evaluate our fixed maturity, equity securities and preferred stock portfolios to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit quality, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security.  Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses.

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

SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO SIX MONTHS

ENDED JUNE 30, 2006

Consolidated revenues, as displayed in the table that follows, totaled $333.1 million for the first six months of 2007 compared to $293.4 million for the same period in 2006.

	For the Six-Month Period
	Ended June 30,
Consolidated revenues (in thousands)	2007	2006
Net premiums earned	$275,465	$253,254
Net investment income	38,067	34,264
Net realized investment gains	19,592	5,931
Total consolidated revenue	$333,124	$293,449

Consolidated revenue for the first six months of 2007 increased $39.7 million, or 14%, from the same period in 2006.  Net premiums earned for the Group increased 9% from 2006 levels, as the significant growth in property premium experienced in 2006 was earned as revenue.  Net realized investment gains increased $13.7 million to $19.6 million for the first six months of 2007.  Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value.  Funds received were used to further diversify the investment portfolio.  Net investment income improved 11% to $38.1 million.  This improvement was primarily due to an increased asset base.

Net after-tax earnings for the first six months of 2007 totaled $82.4 million, $3.35 per diluted share, compared to $48.6 million, $1.86 per diluted share, for the same period in 2006.  Both periods reflect favorable development on prior years’ loss and hurricane reserves. In 2007, positive development on prior accident years’ loss and hurricane reserves resulted in additional pretax earnings of $36.4 million.  In 2006, positive development on prior accident years’ loss and hurricane reserves resulted in additional pretax earnings of $5.5 million.  Offsetting this favorable development in 2006 was a $7.7 million loss on construction coverages.  Bonus and profit sharing-related expenses related to these specific items totaled $3.6 million in 2007 and ($0.2) million in 2006.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first six months of 2007, equity in earnings of unconsolidated investees totaled $5.7 million, all related to Maui Jim, Inc.  The first six months of 2006 reflected $7.6 million in investee earnings, which included $5.6 million related to Maui Jim, Inc. and $2.0 million from Taylor, Bean & Whitaker Mortgage Corp. (TBW).  In the fourth quarter of 2006, we sold our equity interest in TBW.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $68.0 million, $2.77 per diluted share, for the first six months of 2007, compared to comprehensive earnings of $36.8 million, $1.41 per diluted share, for the same period in 2006. Unrealized losses, net of tax, for the first six months of 2007 were $14.4 million, compared to $11.8 million for the same period in 2006.

Rising interest rates contributed to an increase in unrealized losses in the fixed income portfolio in the first six months of 2007.  While the equity portfolio exhibited a positive return in the first six months of 2007, gains totaling $19.6 million were realized in the period.  This move from unrealized to realized gains reduced the increase in gross unrealized gains on the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $383.4 million for the first six months of 2007 from $403.8 million in the first six months of 2006, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group advanced $41.8 million to pre-tax income of $64.7 million for the first six months of 2007.  Underwriting income for 2007 included $36.4 million in favorable development on prior accident years’ loss and hurricane reserves.  On a comparative basis, underwriting income for 2006 of $22.9 million included $5.5 million in favorable development on prior accident years’ loss and hurricane reserves, offset by a $7.7 million underwriting loss on construction coverages.  The GAAP combined ratio totaled 76.5 in 2007, compared to 90.9 in 2006.  The decline in combined ratio was primarily attributable to a decrease in the Group’s loss ratio.  The Group’s loss ratio decreased to 41.6 for 2007, compared to 55.9 for 2006.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ reserves, as discussed above.

	For the Six-Month Period
	Ended June 30,
Gross premiums written (in thousands)	2007	2006
Casualty	$238,607	$250,094
Property	108,408	120,095
Surety	36,392	33,654
Total	$383,407	$403,843

Underwriting income (in thousands)
Casualty	$43,885	$15,521
Property	12,740	3,304
Surety	8,073	4,043
Total	$64,698	$22,868

Combined ratio
Casualty	75.0	91.0
Property	81.5	93.5
Surety	73.6	86.2
Total	76.5	90.9

Casualty

Gross premiums written for the casualty segment totaled $238.6 million for the first six months of 2007, a decrease of $11.5 million, or 5%, from the same period last year.  This decrease is primarily attributable to continuing rate softening in the casualty segment.  Despite this softening, margins remain good and we continue to find profitable opportunities.  Gross premiums written for specialty program business advanced to $16.9 million for the first six months of 2007, an increase of $2.5 million, or 17%, over the same period in 2006.  In addition, gross premiums written for personal umbrella was $29.6 million for the first six months of 2007, up $1.3 million, or 5%, from the same period in 2006. General liability, our largest growth contributor over the past several years, posted gross writings of $96.8 million, a decrease of $7.9 million, or 8%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation totaled $29.5 million, a decrease of $2.9 million, or 9%, from the first six months of 2006, due to continuing price and volume declines.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $43.9 million, compared to $15.5 million for the same period last year. Both periods included favorable development on prior years’ loss and hurricane reserves. Results for 2007 include favorable experience on prior accident years (1998 through 2005) primarily for general liability, umbrella, transportation, executive products, and employers’ indemnity, and on hurricanes (2005).  Due to this positive emergence and continued improvement in loss reporting patterns, during the first six months of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $33.3 million. From a comparative standpoint, results for 2006 included $2.8 million of favorable experience on prior accident years (1996-2003), primarily from executive products, and on hurricanes (2005). Overall, the combined ratio for the casualty segment was 75.0 for 2007 compared to 91.0 in 2006. The segment’s loss ratio was 45.2 in 2007 compared to 62.6 in 2006 as 2007 reserves developed more favorably.

The expense ratio for the casualty segment was 29.8 for the first six months of 2007 compared to 28.4 for the first six months of 2006.  The increase is primarily attributed to an increase in policy acquisition costs, which include, among other things, performance-related expenses such as bonus and profit sharing-related expenses.

Property

Gross premiums written for the property segment totaled $108.4 million, a decrease of $11.7 million, or 10%, from the same period last year. Our domestic fire book posted $45.1 million in gross written premiums, a decline of $20.9 million, or 32%, from the first six months of 2006, as increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, have impacted the overall market.  Offsetting this decline, our marine division reported $20.5 million in gross written premium during the first six months of 2007, an increase of $9.5 million, or 86%, from the same period last year.

Net premiums earned for the segment totaled $69.1 million, an increase of $18.1 million, or 36%, from the first six months of 2006 while net premiums written totaled $71.5 million, a decrease of $2.9 million, or 4%, from the same period in 2006.  The increase in net premiums earned is reflective of the earning during 2007 of the significant increase in property premium written during the first three quarters of 2006.

Underwriting income for the segment was $12.7 million for the first six months of 2007, compared to $3.3 million for the same period in 2006.  In 2007, favorable development on prior accident years (prior to 1999) on assumed property business and hurricanes (2005) improved the segment’s underwriting results by $1.6 million. In 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results by $7.7 million.  Partially offsetting these losses in 2006 was $2.7 million of hurricane reserve releases.

Segment results for 2007 translate into a combined ratio of 81.5, compared to 93.5 for the same period last year. The segment’s loss ratio declined to 46.2 from 51.9 in 2006, due to the aforementioned increased loss activity in 2006.

From an expense standpoint, the segment’s expense ratio improved to 35.3 from 41.6 in 2006.  The expense ratio for the first six months of 2006 was higher due to start-up expenses associated with the new marine division, coupled with additional costs to reinstate reinsurance coverage exhausted by the increase in developed losses.  The net expense ratio is continuing to trend downward as anticipated.

Surety

The surety segment posted gross premiums written of $36.4 million for the first six months of 2007, an increase of $2.7 million, or 8%, from the same period last year.  Premium growth was experienced across miscellaneous, commercial and energy lines.  The segment posted underwriting income of $8.1 million, compared to an income of $4.0 million for the same period last year. Results for 2007 reflect marginal improvement in loss reporting patterns for commercial and miscellaneous surety.  Due to this positive experience on a prior accident year (2005), during the first six months of 2007, we released reserves.  These reserve releases improved the segment’s underwriting results by $1.6 million.

The combined ratio for the surety segment totaled 73.6 in 2007, versus 86.2 for the same period in 2006.  The segment’s loss ratio was 10.5 for 2007, compared to 23.3 for 2006, as favorable loss trends have resulted in a decrease in loss booking ratios.  The expense ratio increased slightly to 63.1 compared to 62.9 for the same period last year.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program (the Commercial Money Center or “CMC” litigation). On June 7, 2007, we reached a confidential settlement agreement with Sky Bank related to the CMC litigation , which litigation was previously disclosed in various SEC filings , including Item 3- Legal Proceedings of our 2006 Annual Report on Form 10-K. This settlement ends our litigation with Sky Bank but does not resolve our pending litigation with the remaining three investor banks. The settlement with Sky Bank relates to surety bonds representing approximately 52% of the amount to which the investor banks had claimed entitlement. The settlement did not have a material adverse impact on our financial statements taken as a whole. While it is impossible to ascertain the ultimate outcome of the pending litigation between RLI and the remaining three investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the remaining banks making claims and we will continue to vigorously assert those defenses in the pending litigation. We believe that we are adequately reserved for the ultimate outcome of the remaining litigation and that the resolution will not have a material adverse effect on the Company’s financial position or on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2007, net investment income increased by 11.1% over that reported for the same period in 2006.  This improvement was primarily due to an increased asset base. On an after-tax basis, investment income increased by 9.9%.  The average annual yields on our investments for the first six months of 2007 and 2006 were as follows.

Pretax Yield	2Q 2007	2Q 2006
Taxable	5.37%	5.16%
Tax-Exempt	4.02%	3.97%
After-tax yield
Taxable	3.49%	3.35%
Tax-Exempt	3.81%	3.76%

The fixed-income portfolio increased by $42.9 million during the first six months of 2007.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.6%.  Our equity portfolio decreased by $2.7 million during the first six months of 2007, to $365.5 million. The equity portfolio had a total return of 6.1% during the first six months of 2007.  During the first six months of 2007, we began investing in preferred stock securities.  The preferred stock portfolio had a market value of $28.0 million at 6/30/07.  The preferred portfolio had a total return of -2.4% during the first six months of 2007.

We realized a total of $19.6 million in capital gains in the first six months of 2007, compared to capital gains of $5.9 million in the first six months of 2006.  Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value.  Funds received were used to further diversify the investment portfolio.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During the first six months of 2007 and 2006, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity and preferred stock portfolio as of June 30, 2007, including fair value, cost basis, and unrealized gains and losses.

	6/30/2007
	Cost		Gross Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,649	$20,830	$5,181	$—	$5,181	33.1%
Consumer Staples	16,215	32,631	16,416	—	16,416	101.2%
Energy	8,447	32,045	23,598	—	23,598	279.4%
Financials	24,990	55,828	31,213	(375)	30,838	123.4%
Healthcare	14,270	30,151	16,513	(632)	15,881	111.3%
Industrials	15,968	37,446	21,681	(203)	21,478	134.5%
Materials	7,178	9,213	2,035	—	2,035	28.4%
Information Technology	14,103	24,211	10,108	—	10,108	71.7%
Telecommunications	5,159	14,403	9,244	—	9,244	179.2%
Utilities	43,022	69,758	26,752	(16)	26,736	62.1%
Preferred Stocks	28,871	28,020	13	(864)	(851)	-2.9%
Other	39,003	38,967	15	(51)	(36)	-0.1%
	$232,875	$393,503	$162,769	$(2,141)	$160,628	69.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following table is also used as part of our impairment analysis and illustrates the total value of securities that were in an unrealized loss position as of June 30, 2007. It segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2007

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total
U.S Government
Fair value	$4,517	$9,502	$14,019
Cost or Amortized Cost	4,556	9,839	14,395
Unrealized Loss	(39)	(337)	(376)

U.S Agency
Fair value	$177,781	$158,231	$336,012
Cost or Amortized Cost	178,949	160,701	339,650
Unrealized Loss	(1,168)	(2,470)	(3,638)

Mtge/ABS/CMO *
Fair value	$156,727	$114,996	$271,723
Cost or Amortized Cost	159,296	119,898	279,194
Unrealized Loss	(2,569)	(4,902)	(7,471)

Corporate
Fair value	$110,291	$85,732	$196,023
Cost or Amortized Cost	112,687	90,073	202,760
Unrealized Loss	(2,396)	(4,341)	(6,737)

States, political subdivisions & revenues
Fair value	$240,355	$78,487	$318,842
Cost or Amortized Cost	244,140	80,278	324,418
Unrealized Loss	(3,785)	(1,791)	(5,576)

Subtotal, debt securities
Fair value	$689,671	$446,948	$1,136,619
Cost or Amortized Cost	699,628	460,789	1,160,417
Unrealized Loss	(9,957)	(13,841)	(23,798)

Common Stock
Fair value	$49,046	$1,708	$50,754
Cost or Amortized Cost	50,120	1,911	52,031
Unrealized Loss	(1,074)	(203)	(1,277)

Preferred Stock
Fair value	$26,511	$—	$26,511
Cost or Amortized Cost	27,375	—	27,375
Unrealized Loss	(864)	—	(864)

Total
Fair value	$765,228	$448,656	$1,213,884
Cost or Amortized Cost	777,123	462,700	1,239,823
Unrealized Loss	(11,895)	(14,044)	(25,939)

*                    Mortgage-backed, asset-backed & collateralized mortgage obligations.

The following table shows the composition of the fixed income securities in loss positions at June 30, 2007 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody's			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,123,322	$1,100,882	$(22,440)	94.3%
2	BBB	Baa	37,095	35,737	(1,358)	5.7%
3	BB	Ba	0	0	0
4	B	B	0	0	0
5	CCC or lower	Caa or lower	0	0	0
6			0	0	0
		Total	$1,160,417	$1,136,619	$(23,798)	100.0%

The fixed income portfolio contained 581 unrealized loss positions as of June 30, 2007. The $23.8 million in associated unrealized losses for these 581 securities is 1.7% of the fixed income portfolio’s cost basis. Of these 581 securities, 232 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $13.8 million in unrealized losses (1.0% of total fixed income portfolio’s cost basis).  None of the fixed income securities were in a loss position of 20% or more and no individual security was in a significant unrealized loss position.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and Standard & Poor’s,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of June 30, 2007, we held 10 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.3 million. Of these 10 common stock positions that were in an unrealized loss position, 9 of these securities have been in an unrealized loss position for less than twelve months.  The equity security which has been in an unrealized loss position for more than 12 months exhibits attractive valuation metrics, and we continue to believe the stock will appreciate to the cost basis.

As of June 30, 2007, we held 19 preferred stock positions that were in unrealized loss positions.  Unrealized losses on these securities totaled $0.9 million.  All of these securities have been in an unrealized loss position for less than twelve months.

Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses in our equity and bond portfolios, we do not believe any securities suffered an other-than-temporary decline in value as of June 30, 2007.

INCOME TAXES

Our effective tax rate for the first six months of 2007 was 32% compared to 24% for the same period in 2006. The effective rate for the first six months of 2007 is higher due to the increase in underwriting income, which is taxed at 35%.  Additionally, results for 2006 include a favorable resolution of a tax examination.  During the second quarter of 2006, the Internal Revenue Service (IRS) concluded an examination of our tax years 2000 through 2004.  As a result of the conclusion of this exam, we recorded a $3.2 million tax benefit, resulting from a change in tax estimate related to the sale of assets.  Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2007 and 2006 as a result of the following:

(in thousands)	2007		2006
	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$42,345	35%	$22,319	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,965)	-2%	(2,980)	-5%
Dividends received deduction	(859)	-1%	(937)	-1%
Dividends paid deduction	(237)	0%	(235)	0%
Tax benefit on IRS examination	0	0%	(3,171)	-5%
Other items, net	331	0%	195	0%
Total tax expense	$38,615	32%	$15,191	24%

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

The following table summarizes cash flows for the six month periods ended June 30, 2007 and 2006.

	2007	2006
	(in thousands)
Operating cash flows	$89,047	$68,496
Investing cash flows	$(76,107)	$(11,243)
Financing cash flows	$(12,940)	$(57,253)
Total	$—	$—

Cash flows from operating activities increased during the first six months of 2007 compared to that reported for the same period in 2006, due to the timing of certain reinsurance, claim, and other payments.  In both 2007 and 2006, available operating cash flow has been used in investing activities to purchase additional investment securities and to fund the repurchase of our stock.  On February 10, 2006, we announced a stock repurchase program for up to $100.0 million in RLI common stock.  During the first quarter of 2007, we repurchased 333,494 shares at an average cost of $56.77 per share ($18.9 million).  This completed the buyback program at an overall average per share cost of $51.08. On May 3, 2007, we announced another stock repurchase program for up to $100.0 million in RLI common stock.  During the second quarter of 2007, we repurchased 240,000 shares at an average cost of $57.23 per share ($13.7 million).

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  As of June 30, 2007, we are party to reverse repurchase agreements (short-term debt) totaling $27.0 million, with an annual interest rate of 5.38%.

We are not party to any off-balance sheet arrangements.

At June 30, 2007, we had short-term investments and other investments maturing within one year, of approximately $134.3 million and investments of $442.0 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of June 30, 2007, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2007, our investment portfolio had a book value of $1.9 billion. Invested assets at June 30, 2007, increased by $67.8 million from December 31, 2006.

As of June 30, 2007, our fixed-income portfolio had the following rating distribution:

AAA	79.3%
AA	9.2%
A	8.1%
BBB	3.4%
Total	100.0%

As of June 30, 2007, the duration of the fixed income portfolio was 4.85 years. Our fixed-income portfolio remained well diversified, with 776 individual issues as of June 30, 2007.

At June 30, 2007, our equity portfolio had a value of $365.5 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance and real estate investment trust (REIT) securities.  Our preferred stock portfolio had a market value of $28.0 million as of June 30, 2007.  In the equity and preferred stock portfolios, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2007, our equity portfolio had a dividend yield of 2.6% compared to 1.7% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 122 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2007, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $27.0 million in reverse repurchase debt agreements with a maturity of three months, and $784.3 million of shareholders’ equity. Debt outstanding comprised 13.9% of total capital as of June 30, 2007.

We paid a quarterly cash dividend of $0.22 per share on July 13, 2007, a 10%, or two-cent, increase over the prior quarter, representing our 124th consecutive quarterly dividend. Our dividend growth has averaged 20.9% annually over the last five years, and has averaged 13.9% annually over the last 10 years. We have increased dividends for 32 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its net income for the 12-month period ending December 31 of the preceding year. In the first six months of 2007, a total of $64.7 million in dividends were paid from insurance subsidiaries, leaving $11 million in dividend capacity for the remainder of 2007.

Interest and fees on debt obligations totaled $3.1 million for the first six months of 2007, down $0.3 million from the same period in 2006.  As of June 30, 2007, outstanding debt balances totaled $127.0 million, compared to $115.3 million at June 30, 2006.  The June 30, 2007 debt balance is comprised of the $100.0 million in senior notes and $27.0 million in reverse repurchase agreements. The June 30, 2006 balance of $115.3 million consisted of $100.0 million in senior notes and $15.3 in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the six month periods ended June 30, 2007 and 2006:

	2Q	2Q
	2007	2006
Line of Credit	NA	NA
Reverse repurchase agreements	5.45%	4.83%
Total short-term debt	5.45%	4.83%
Senior Notes	6.02%	6.02%
Total Debt	6.01%	5.90%

THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THREE MONTHS

ENDED JUNE 30, 2006

Consolidated revenues, as displayed in the table that follows, totaled $171.5 million for the second quarter of 2007 compared to $144.9 million for the same period in 2006.

	For the Three-Month Period
	Ended June 30,
Consolidated revenues (in thousands)	2007	2006
Net premiums earned	$137,488	$125,867
Net investment income	19,077	17,556
Net realized investment gains	14,967	1,489
Total consolidated revenue	$171,532	$144,912

Consolidated revenue for the second quarter of 2007 increased $26.6 million, or 18%, from the same period in 2006.  Net premiums earned for the Group increased 9% from 2006 levels, as the significant growth in property premium experienced in 2006 was earned as revenue.  Net realized investment gains increased $13.5 million to $15.0 million due in part to the timing of the sale of individual securities.  Net investment income improved 9% to $19.1 million. This improvement is due to an increased asset base and a higher interest rate environment.

Net after-tax earnings for the second quarter of 2007 totaled $49.9 million, $2.04 per diluted share, compared to $22.9 million, $0.89 per diluted share, for the same period in 2006.  In 2007, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $22.8 million.  In 2006, positive development on hurricane reserves resulted in additional pretax earnings of $1.5 million.  Offsetting this favorable development in 2006 were losses and reinstatement premiums associated with the run-off of previously exited construction coverages, which adversely impacted results for the second quarter of 2006 by $7.7 million pretax.  Bonus and profit sharing-related expenses related to these specific items totaled $2.3 million in 2007 and ($0.6) million in 2006.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the second quarter of 2007, equity in earnings of unconsolidated investees totaled $4.4 million, all related to Maui Jim, Inc.  The second quarter of 2006 reflected $4.9 million in investee earnings, which included $3.6 million related to Maui Jim, Inc. and $1.3 million from Taylor, Bean & Whitaker Mortgage Corp. (TBW).  In the fourth quarter of 2006, we sold our equity interest in TBW.

Comprehensive earnings, which include net earnings plus unrealized gains/losses net of tax, totaled $34.9 million, $1.43 per diluted share, for the second quarter of 2007, compared to comprehensive earnings of $14.7 million, $0.57 per diluted share, for the same period in 2006. Unrealized losses, net of tax, for the second quarter of 2007 were $15.0 million, compared to $8.2 million for the same period in 2006.

Rising interest rates contributed to an increase in unrealized losses in the fixed income portfolio in the second quarter of 2007.  While the equity portfolio exhibited a positive return in the second quarter of 2007, gains totaling $15.0 million were realized in the period.  This move from unrealized to realized gains reduced the increase in gross unrealized gains on the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $212.1 million for the second quarter of 2007 from $228.7 million in the second quarter of 2006, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group advanced $32.1 million to pre-tax income of $39.1 million for the second quarter of 2007.  Results for 2007 were favorably impacted by prior accident years’ loss and hurricane reserve releases, while results for 2006 were negatively impacted by the underwriting loss experienced on construction coverages.  The GAAP combined ratio totaled 71.6 in 2007, compared to 94.5 in 2006.  The decline in the combined ratio was primarily attributable to a decrease in the Group’s loss ratio.  The Group’s loss ratio decreased to 37.5 for 2007, compared to 59.6 for 2006.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ reserves, while the loss ratio for 2006 included construction losses, as discussed above.

	For the Three-Month Period
	Ended June 30,
Gross premiums written (in thousands)	2007	2006
Casualty	$127,250	$134,938
Property	66,256	77,203
Surety	18,585	16,549
Total	$212,091	$228,690

Underwriting income (in thousands)
Casualty	$25,268	$6,635
Property	8,791	(1,774)
Surety	5,042	2,097
Total	$39,101	$6,958

Combined ratio
Casualty	71.2	92.2
Property	74.6	107.0
Surety	66.9	85.8
Total	71.6	94.5

Casualty

Gross premiums written for the casualty segment totaled $127.3 million for the second quarter of 2007, a decrease of $7.7 million, or 6%, from the same period last year.  This decrease is primarily attributable to continuing rate softening in the casualty segment.  Despite this softening, margins remain good and we continue to find profitable opportunities.  Gross premiums written for specialty program business advanced to $9.7 million for the second quarter of 2007, an increase of $1.9 million, or 25%, over the same period in 2006.  In addition, gross premiums written for personal umbrella totaled $15.5 million for the second quarter of 2007, up $0.7 million, or 5%, from the same period in 2006.  General liability, our largest growth contributor over the past several years, posted gross writings of $49.7 million, a decrease of $5.4 million, or 10%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $25.3 million, compared to $6.6 million for the same period last year.  Results for 2007 include favorable experience on prior accident years (1998 through 2005) primarily for general liability, umbrella, transportation and employers’ indemnity.  Due to this positive emergence and continued improvement in loss reporting patterns, during the second quarter of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $19.4 million. Overall, the combined ratio for the casualty segment was 71.2 for the second quarter of 2007 compared to 92.2 for the same period in 2006. The segment’s loss ratio was 41.8 in the second quarter of 2007 compared to 63.7 for the same period in 2006, primarily driven by the release of prior accident years’ reserves.  The expense ratio for the casualty segment was 29.4 for the second quarter of 2007 compared to 28.5 for the same period of 2006.

Property

Gross premiums written for the property segment totaled $66.3 million for the second quarter of 2007, a decrease of $10.9 million, or 14%, from the same period last year. Our domestic fire book posted $28.2 million in gross written premiums, a decline of $14.6 million, or 34%, from the second quarter of 2006, as increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, have impacted the overall market.  Offsetting this decline, our marine division reported $11.7 million in gross written premium during the second quarter of 2007, an increase of $4.9 million, or 71%, from the same period last year.

Underwriting income for the segment was $8.8 million for the second quarter of 2007, compared to an underwriting loss of $1.8 million for the same period in 2006.  In the second quarter of 2007, favorable development on prior accident years (prior to 1999) on assumed property business and hurricanes (2005) improved the segment’s underwriting results by $1.6 million. In the second quarter of 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results by $7.7 million.  Partially offsetting these losses in 2006 was $1.2 million of hurricane reserve releases.

Segment results for the second quarter of 2007 translate into a combined ratio of 74.6, compared to 107.0 for the same period last year. The segment’s loss ratio declined to 41.8 from 66.2 in 2006, due to the aforementioned increased loss activity in 2006.

From an expense standpoint, the segment’s expense ratio for the second quarter improved to 32.8 in 2007 from 40.8 in 2006.  The expense ratio for 2006 was higher due to start-up expenses associated with the new marine division, coupled with additional costs to reinstate reinsurance coverage exhausted by the increase in developed losses.

Surety

The surety segment posted gross premiums written of $18.6 million for the second quarter of 2007, an increase of $2.0 million, or 12%, from the same period last year.  Premium growth was experienced across miscellaneous and commercial lines.  The segment posted underwriting income in the second quarter of $5.0 million, compared to an income of $2.1 million for the same period last year.  Results for 2007 reflect marginal improvement in loss reporting patterns for commercial and miscellaneous surety.  Due to this positive experience on a prior accident year (2005), during the second quarter of 2007, we released reserves.  These reserve releases improved the segment’s underwriting results by $1.6 million.

The combined ratio for the surety segment totaled 66.9 in the second quarter of 2007, versus 85.8 for the same period in 2006.  The segment’s loss ratio was 3.1 for 2007, compared to 23.7 for 2006, as favorable loss trends have resulted in a decrease in loss booking ratios.  The expense ratio increased slightly to 63.8 compared to 62.1 for the same period last year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $19.1 million during the second quarter of 2007, an increase of 8.7% over that reported for the same period in 2006.  The improvement in income is due to an increased asset base and a higher interest rate environment.  On an after-tax basis, investment income increased by 7.9%.

Yields on our fixed income investments for the second quarter of 2007 and 2006 are as follows:

Pretax Yield	2Q 2007	2Q 2006
Taxable	5.33%	5.25%
Tax-Exempt	4.03%	4.01%
After-tax yield
Taxable	3.46%	3.41%
Tax-Exempt	3.82%	3.80%

We realized $15.0 million in capital gains in the second quarter of 2007, compared to capital gains of $ 1.5 million in the second quarter of 2006.  Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value.  Funds received were used to further diversify the investment portfolio.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the second quarters of 2007 or 2006.

INCOME TAXES

Our effective tax rate for the second quarter of 2007 was 32% compared to 17% for the same period in 2006. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the second quarter of 2007 is higher due to the increase in underwriting income, which is taxed at 35%.  Additionally, results for 2006 include a favorable resolution of a tax examination.  During the second quarter of 2006, the Internal Revenue Service (IRS) concluded an examination of our tax years 2000 through 2004.  As a result of the conclusion of this exam, we recorded a $3.2 million tax benefit, resulting from a change in tax estimate related to the sale of assets.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2007 and 2006 as a result of the following:

(in thousands)	2007		2006
	Amount	%	Amount	%

Provision for income taxes at the Statutory rate of 35%	$25,846	35%	$9,627	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,476)	-2%	(1,468)	-5%
Dividends received deduction	(417)	-1%	(480)	-2%
Dividends paid deduction	(117)	0%	(119)	0%
Tax benefit on IRS examination	0	0%	(3,171)	-12%
Other items, net	158	0%	195	1%

Total tax expense	$23,994	32%	$4,584	17%

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

Our market risk exposures at June 30, 2007, have not materially changed from those identified in our 2006 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 1.                                                  Legal Proceedings —

As previously reported, RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company were defendants in a lawsuit that was seeking class-action status in federal court in New Jersey, which was brought in October 2004 against over 100 insurance brokers and insurance companies by a putative class of plaintiffs who purchased insurance from the defendants.  The lawsuit alleged state and federal antitrust violations, RICO violations, breach of fiduciary duties and unjust enrichment resulting from the payment of contingent commissions by the defendant insurers to the defendant brokers.  The complaint sought unspecified amounts in damages, including punitive damages, as well as other legal and equitable relief.  We denied all the allegations and vigorously contested this suit.

In May 2007, we reached a settlement with the plaintiffs in which all RLI defendants were fully released from the lawsuit without payment of any damages or settlement fees.

Additionally, on June 7, 2007, we reached a confidential settlement agreement with Sky Bank related to the Commercial Money Center (“CMC”) litigation previously disclosed in various SEC filings, including Item 3- Legal Proceedings of our 2006 Annual Report on Form 10-K. The settlement ends our litigation with Sky Bank, but does not resolve our pending litigation with the remaining three investor banks. The settlement with Sky Bank relates to surety bonds representing approximately 52% of the amount to which the investor banks had claimed entitlement. The settlement did not have a material adverse effect on the Company’s financial position or on our financial statements taken as a whole. While it is impossible to ascertain the ultimate outcome of the litigation between RLI and the remaining three investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the banks making claims against us and will continue to vigorously assert those defenses in the pending litigation.

Item 1A.	Risk Factors — There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — Not Applicable

Item 3.	Defaults Upon Senior Securities — Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
At the May 3, 2007 annual shareholders meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
Barbara R. Allen	21,464,630	212,619
Richard H. Blum	21,457,943	219,306
F. Lynn McPheeters	21,456,777	220,472
Robert O. Viets	21,343,215	334,034

Ratification of Selection of Independent Registered Public Accounting Firm

Votes Cast
For	Against	Abstain
21,363,565	212,838	100,843

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
Date: July 26, 2007