Form 10-Q
period 2007-09-30
RLI CORP
filed 2007-10-31
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of October 19, 2007 the number of shares outstanding of the registrant’s Common Stock was 23,291,284.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period Ended September 30,
(in thousands, except per share data)	2007	2006

Net premiums earned	$134,111	$138,245
Net investment income	20,433	18,316
Net realized investment gains	3,822	2,822
	158,366	159,383
Losses and settlement expenses	16,977	70,018
Policy acquisition costs	38,685	36,320
Insurance operating expenses	12,082	10,573
Interest expense on debt	1,913	1,662
General corporate expenses	3,401	1,898
	73,058	120,471
Equity in earnings of unconsolidated investees	2,047	4,650
Earnings before income taxes	87,355	43,562
Income tax expense	25,816	13,184
Net earnings	$61,539	$30,378

Other comprehensive earnings net of tax	9,861	25,231
Comprehensive earnings	$71,400	$55,609

Earnings per share:
Basic:

Basic net earnings per share	$2.61	$1.24
Basic comprehensive earnings per share	$3.03	$2.26

Diluted:

Diluted net earnings per share	$2.56	$1.21
Diluted comprehensive earnings per share	$2.97	$2.21

Weighted average number of common shares outstanding
Basic	23,541	24,590
Diluted	24,029	25,131

Cash dividends declared per common share	$0.22	$0.19

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Period Ended September 30,
(in thousands, except per share data)	2007	2006

Net premiums earned	$409,576	$391,499
Net investment income	58,500	52,580
Net realized investment gains	23,414	8,753
	491,490	452,832
Losses and settlement expenses	131,609	211,661
Policy acquisition costs	115,276	106,126
Insurance operating expenses	31,626	29,510
Interest expense on debt	4,968	5,054
General corporate expenses	7,441	5,407
	290,920	357,758
Equity in earnings of unconsolidated investees	7,770	12,257
Earnings before income taxes	208,340	107,331
Income tax expense	64,431	28,375
Net earnings	$143,909	$78,956

Other comprehensive earnings (loss) net of tax	(4,491)	13,437
Comprehensive earnings	$139,418	$92,393

Earnings per share:
Basic:

Basic net earnings per share	$6.03	$3.14
Basic comprehensive earnings per share	$5.84	$3.68

Diluted:

Diluted net earnings per share	$5.91	$3.06
Diluted comprehensive earnings per share	$5.72	$3.58

Weighted average number of common shares outstanding
Basic	23,861	25,116
Diluted	24,367	25,783

Cash dividends declared per common share	$0.64	$0.55

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30 2007	December 31, 2006
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,332,646	$1,234,571
Held-to-maturity, at amortized cost	79,091	106,310
Trading, at fair value	15,041	14,960
Equity securities, at fair value	370,379	368,195
Preferred stock, at fair value	39,260	—
Short-term investments, at cost	84,815	104,205
Total investments	1,921,232	1,828,241
Accrued investment income	18,626	18,628
Premiums and reinsurance balances receivable	103,248	126,021
Ceded unearned premium	75,556	97,596
Reinsurance balances recoverable on unpaid losses	520,716	525,671
Deferred policy acquisition costs	82,010	73,817
Property and equipment	18,838	20,590
Investment in unconsolidated investees	38,538	36,667
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	7,270	17,851
TOTAL ASSETS	$2,812,248	$2,771,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,291,133	$1,318,777
Unearned premiums	373,400	387,811
Reinsurance balances payable	68,364	85,046
Notes payable, short-term debt	52,644	—
Income taxes-current	9,154	8,318
Income taxes-deferred	28,806	27,069
Bonds payable, long-term debt	100,000	100,000
Other liabilities	68,571	87,755
TOTAL LIABILITIES	$1,992,072	$2,014,776

Shareholders’ Equity
Common stock ($1 par value)
(31,857,640 shares issued at 9/30/07)
(31,689,740 shares issued at 12/31/06)	31,858	31,690
Paid-in capital	191,537	187,632
Accumulated other comprehensive earnings	100,652	105,145
Retained earnings	722,906	594,147
Deferred compensation	7,762	7,744
Less: Treasury shares at cost
(8,537,356 shares at 9/30/07)	(234,539)	(169,838)
(7,416,762 shares at 12/31/06)
TOTAL SHAREHOLDERS’ EQUITY	820,176	756,520
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,812,248	$2,771,296

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period Ended September 30,
(in thousands)	2007	2006

Net cash provided by operating activities	$111,228	$142,765
Cash Flows from Investing Activities
Investments purchased	(324,898)	(467,896)
Investments sold	133,940	332,930
Investments called or matured	91,365	79,071
Net change in short term investments	2,218	1,921
Changes in notes receivable	9,500	1,500
Net property and equipment purchased	(510)	(2,529)
Net cash used in investing activities	$(88,385)	$(55,003)

Cash Flows from Financing Activities
Cash dividends paid	$(14,876)	$(13,381)
Payment on short-term debt	—	(10,557)
Proceeds from issuance of short-term debt	52,644	35
Stock option plan share issuance	2,141	3,634
Excess tax benefit from exercise of stock options	1,931	1,549
Treasury shares purchased	(64,683)	(69,042)
Net cash used in financing activities	$(22,843)	$(87,762)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at September 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates.

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

Pursuant to disclosure requirements contained in Statement of Financial Accounting Standards (SFAS) 128,”Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the unaudited condensed consolidated financial statements.

	For the Nine-Month Period Ended September 30, 2007			For the Nine-Month Period Ended September 30, 2006
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$143,909	23,861	$6.03	$78,956	25,116	$3.14
Effective of Dilutive Securities
Stock Options	0	506		0	667

Diluted EPS
Income available to common shareholders	$143,909	24,367	$5.91	$78,956	25,783	$3.06

	For the Three-Month Period Ended September 30, 2007			For the Three-Month Period Ended September 30, 2006
(in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common shareholders	$61,539	23,541	$2.61	$30,378	24,590	$1.24
Effective of Dilutive Securities
Stock Options	0	488		0	541

Diluted EPS
Income available to common shareholders	$61,539	24,029	$2.56	$30,378	25,131	$1.21

Adopted Accounting Standards:

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155)

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

Pension Plan:  During 2003 through 2006, our board and management took a series of steps to gradually freeze and terminate our defined benefit pension plan. The plan termination was finalized in 2006. All plan distributions were made in late 2006. During the nine months ended September 30, 2006, we incurred $1,580,000 in pension expense. No expenses were incurred in 2007.

Intangible assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets, which relate to our surety segment, are listed separately on the balance sheet and totaled $26.2 million at September 30, 2007 and December 31, 2006. Annual impairment testing was performed during 2007, pursuant to the requirements of SFAS 142. Based upon this review, these assets are not impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first nine months of 2007 and $0.2 million for the same period of 2006. At September 30, 2007, these assets were fully amortized.

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

Under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant. Options generally vest and become exercisable ratably over a five-year period and have a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances, the requisite service period and vesting period will be the same. For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the requisite service period is deemed to be met and options are immediately expensed on the date of grant. For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility. Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity in 2007 and 2006:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Outstanding options at January 1, 2007	1,632,019	$31.29
Options granted	216,300	$56.10
Options exercised	(247,124)	$22.85		$8,711
Options canceled/forfeited	(5,840)	$50.98
Outstanding options at September 30, 2007	1,595,355	$35.89	6.00	$33,232
Exercisable options at September 30, 2007	1,219,154	$30.41	5.02	$32,074

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Outstanding options at January 1, 2006	1,931,627	$26.53
Options granted	191,100	$50.03
Options exercised	(339,762)	$19.69		$11,316
Options canceled/forfeited	(41,900)	$39.21
Outstanding options at September 30, 2006	1,741,065	$30.14	5.66	$35,955
Exercisable options at September 30, 2006	1,552,065	$27.72	5.18	$35,811

The majority of our options are granted annually at the board meeting in May. Thus far in 2007, 216,300 shares were granted with an average exercise price of $56.10 and an average fair value of $15.12. We recognized $1.1 million of expense in the first nine months of 2007 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.4 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $3.7 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values as of September 30:

	2007	2006
Weighted-average fair value of grants	$15.12	$13.92
Risk-free interest rates	4.60%	5.02%
Dividend yield	1.47%	1.51%
Expected volatility	21.72%	22.41%
Expected option life	6.34 years	6.31 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	REVENUES		REVENUES
SEGMENT DATA (in thousands)	2007	2006	2007	2006
Casualty	$84,252	$86,657	$260,051	$259,738
Property	34,013	36,590	103,108	87,583
Surety	15,846	14,998	46,417	44,178

Segment totals before income taxes	$134,111	$138,245	$409,576	$391,499

Net investment income	20,433	18,316	58,500	52,580
Net realized gains	3,822	2,822	23,414	8,753

Total revenues	$158,366	$159,383	$491,490	$452,832

	NET EARNINGS		NET EARNINGS
	2007	2006	2007	2006
Casualty	$47,555	$18,711	$91,440	$34,232
Property	8,158	194	20,898	3,498
Surety	10,654	2,429	18,727	6,472

Net Underwriting Income	$66,367	$21,334	$131,065	$44,202

Net investment income	20,433	18,316	58,500	52,580
Net realized gains	3,822	2,822	23,414	8,753
General corporate expense and interest on debt	(5,314)	(3,560)	(12,409)	(10,461)
Equity in earnings of unconsolidated investee	2,047	4,650	7,770	12,257

Total earnings before income taxes	$87,355	$43,562	$208,340	$107,331
Income tax expense	25,816	13,184	64,431	28,375

Total net earnings	$61,539	$30,378	$143,909	$78,956

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(in thousands)	2007	2006	2007	2006

Casualty
General liability	$41,364	$46,186	$128,010	$135,533
Commercial and personal umbrella	16,566	16,364	49,894	48,129
Commercial transportation	11,615	11,414	36,741	35,889
Specialty program business	7,467	6,009	21,964	18,795
Executive coverages	2,817	3,088	8,969	9,271
Other	4,423	3,596	14,473	12,121
Total	$84,252	$86,657	$260,051	$259,738

Property
Commercial property	$22,283	$26,680	$70,583	$66,042
Construction	228	2,412	2,138	3,456
Marine	8,758	4,832	22,364	10,934
Other property	2,744	2,666	8,023	7,151
Total	$34,013	$36,590	$103,108	$87,583

Surety	$15,846	$14,998	$46,417	$44,178
Grand Total	$134,111	$138,245	$409,576	$391,499

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

Due to inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved – favorable and unfavorable.

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

We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2007, make a reasonable provision to meet our future obligations.

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

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with material uncertainty. Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences, and areas of focus.  Hence, the estimate selected by the various qualified experts may differ materially from each other. We consider this uncertainty by examining our historical reserve accuracy.

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

As discussed in our previous SEC filings, including our 2006 10-K Annual Report and 10-Q Quarterly Report for the second quarter of 2007, the Company periodically reviews its loss reserve estimates and underlying actuarial reserving methodologies in order to assess their accuracy and suitability, and to benchmark its reserving practices against industry best practices.  As part of its review, the Company has performed in the current quarter a detailed, ground-up analysis of the actuarial estimation risks associated with each of its products and segments, including consultation with external consultants and assessment of industry information.

Based on this review, the Company has made certain refinements to its reserving methodologies to include a more detailed consideration of the impact of risk factors on total recorded reserves through increased internal dialogue among the claim, underwriting, risk management and actuarial departments, greater transparency of the actuarial process and results, and improved reserving diagnostics.  Overall, these enhancements and improved information provide better and faster feedback to management regarding loss development resulting in greater overall confidence in the actuarial estimates.  Although we anticipated that the reserving methodology review would not have a significant impact on carried reserves, these enhancements together with our increasingly diversified and stable portfolio of product lines in the last several years have allowed for a reduced variance of carried reserves over the actuarial point estimate, thus prompting the reduction in overall carried reserves outlined below.  The Company believes that these reserve methodology enhancements have improved the overall accuracy of its best estimate of loss and loss adjustment expense reserves.

Our analyses also revealed that the Company’s quarterly actuarial reserve estimates over recent historical periods have shown a downward trend as a result of a moderating loss trend environment, improvements in policy terms and conditions and a favorable underlying exposure mix that occurred during the hard market period from 2001 through 2004.  The impact was most evident in our casualty and surety segments.  Based on these factors and analyses, including the current consideration of such underlying trends in the actuarial estimates, the result is an adjustment to reduce the Company’s overall carried loss reserves by $51.3 million, which has been recorded in the current quarter.

The table below outlines the favorable and unfavorable reserve adjustments by major product line/segment:

General Liability	$(20.6M	)
Transportation	$(15.1M	)
Programs	$(8.0M	)
Executive Products	$(5.6M	)
Personal Umbrella	$(5.4M	)
Other Casualty/Runoff	$10.4M
Total Casualty	$(44.3M	)
Surety	$(7.9M	)
Property	$0.9M

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values.  Periodic adjustments to these estimates may occur as the actual emergence of losses is revealed over time.  The Company believes its enhanced loss reserving processes reflect industry best practices and its methodologies continue to result in an appropriate best estimate of necessary reserve levels.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Consolidated revenues, as displayed in the table that follows, totaled $491.5 million for the first nine months of 2007 compared to $452.8 million for the same period in 2006.

	For the Nine-Month Period Ended September 30,
	2007	2006
Consolidated revenues (in thousands)
Net premiums earned	$409,576	$391,499
Net investment income	58,500	52,580
Net realized investment gains	23,414	8,753
Total consolidated revenue	$491,490	$452,832

Consolidated revenue for the first nine months of 2007 increased $38.7 million, or 9%, from the same period in 2006.  Net premiums earned for the Group increased 5% from 2006 levels, as the significant growth in property premium experienced in 2006 was earned as revenue.  Net realized investment gains increased $14.7 million to $23.4 million for the first nine months of 2007.  Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value. Funds received were used to further diversify the investment portfolio.  Net investment income improved 11% to $58.5 million.  This improvement was primarily due to an increased asset base.

Net after-tax earnings for the first nine months of 2007 totaled $143.9 million, $5.91 per diluted share, compared to $79.0 million, $3.06 per diluted share, for the same period in 2006.  Both periods reflect favorable development on prior years’ loss and hurricane reserves. In 2007, positive development on prior accident years’ hurricane and casualty and surety loss reserves resulted in additional pretax earnings of $87.8 million.  This result includes the $51.3 million reduction in overall carried reserves in the third quarter, as detailed in “Determination of Our Best Estimate” on pages 21 through 23 of this document.  In 2006, positive development on prior accident years’ loss and hurricane reserves resulted in additional pretax earnings of $17.8 million. Offsetting this favorable development in 2006 was an $8.7 million loss on construction coverages.  Bonus and profit sharing-related expenses related to these specific items totaled $7.4 million in 2007 and $0.9 million in 2006. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  In addition, general corporate expense includes an additional $1.0 million charitable contribution in 2007.

During the first nine months of 2007, equity in earnings of unconsolidated investees totaled $7.8 million, all related to Maui Jim, Inc.  The first nine months of 2006 reflected $12.3 million in investee earnings, which included $8.3 million related to Maui Jim, Inc. and $4.0 million from Taylor, Bean & Whitaker Mortgage Corp. (TBW).  In 2006, investee earnings from Maui Jim, Inc. included a $0.8 million gain from the sale of discontinued operations.  In the fourth quarter of 2006, we sold our equity interest in TBW.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $139.4 million, $5.72 per diluted share, for the first nine months of 2007, compared to comprehensive earnings of $92.4 million, $3.58 per diluted share, for the same period in 2006. Unrealized losses, net of tax, for the first nine months of 2007 were $4.5 million, compared to unrealized gains of $13.4 million for the same period in 2006.

The unrealized losses in the fixed income portfolio decreased slightly in the first nine months of 2007.  While the equity portfolio exhibited a positive return in the first nine months of 2007, gains totaling $23.4 million were realized in the period.  This move from unrealized to realized gains reduced unrealized gains on the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $571.7 million for the first nine months of 2007 from $615.9 million in the first nine months of 2006, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group advanced $86.9 million to pre-tax income of $131.1 million for the first nine months of 2007. Underwriting income for 2007 included $87.8 million in favorable development on prior accident years’ hurricane and casualty and surety loss reserves.  On a comparative basis, underwriting income for 2006 of $44.2 million included

$17.8 million in favorable development on prior accident years’ loss and hurricane reserves, offset by an $8.7 million underwriting loss on construction coverages.  The GAAP combined ratio totaled 68.0 in 2007, compared to 88.7 in 2006.  The decline in combined ratio was primarily attributable to the $51.3 million reduction in overall carried reserves.  The Group’s loss ratio decreased to 32.1 for 2007, compared to 54.1 for 2006.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ reserves, as discussed above, and improved performance of our property segment.

	For the Nine-Month Period Ended September 30,
	2007	2006
Gross premiums written (in thousands)
Casualty	$352,886	$378,704
Property	163,959	185,197
Surety	54,880	51,956
Total	$571,725	$615,857

Underwriting income (in thousands)
Casualty	$91,440	$34,232
Property	20,898	3,498
Surety	18,727	6,472
Total	$131,065	$44,202

Combined ratio
Casualty	64.9	86.9
Property	79.8	96.0
Surety	59.7	85.3
Total	68.0	88.7

Casualty

Gross premiums written for the casualty segment totaled $352.9 million for the first nine months of 2007, a decrease of $25.8 million, or 7%, from the same period last year.  This decrease is primarily attributable to increased competition and continuing rate softening in the casualty segment.  Despite this softening, margins remain good and we continue to find profitable opportunities.  Gross premiums written for specialty program business advanced to $25.8 million for the first nine months of 2007, an increase of $3.1 million, or 14%, over the same period in 2006.  In addition, gross premiums written for personal umbrella was $44.9 million for the first nine months of 2007, up $2.1 million, or 5%, from the same period in 2006. General liability, our largest growth contributor over the past several years, posted gross writings of $137.8 million, a decrease of $12.2 million, or 8%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation totaled $47.0 million, a decrease of $9.1 million, or 16%, from the first nine months of 2006, due to continuing price and volume declines.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $91.4 million, compared to $34.2 million for the same period last year. Both periods included favorable development on prior years’ loss and hurricane reserves. Results for

2007 include favorable experience on prior accident years (predominantly 2004 through 2006) primarily for general liability, umbrella, transportation, executive products, and employers’ indemnity, and on hurricanes (2005).  Due to this positive emergence and continued improvement in loss reporting patterns, during the first nine months of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $77.5 million.

From a comparative standpoint, results for 2006 included $14.5 million of favorable experience on prior accident years (1996-2003), primarily from executive products and general liability, and on hurricanes (2005). Overall, the combined ratio for the casualty segment was 64.9 for 2007 compared to 86.9 in 2006. The segment’s loss ratio was 33.9 in 2007 compared to 58.4 in 2006 as reserves developed more favorably in 2007.

The expense ratio for the casualty segment was 31.0 for the first nine months of 2007 compared to 28.5 for the first nine months of 2006.  The increase is primarily attributed to an increase in policy acquisition costs, which include, among other things, performance-related expenses such as bonus and profit sharing-related expenses.

Property

Gross premiums written for the property segment totaled $164.0 million, a decrease of $21.2 million, or 11%, from the same period last year. Our domestic fire book posted $65.4 million in gross written premiums, a decline of $29.5 million, or 31%, from the first nine months of 2006, as increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, have impacted the overall market.  Offsetting this decline, our marine division reported $33.4 million in gross written premium during the first nine months of 2007, an increase of $13.3 million, or 67%, from the same period last year.

Net premiums earned for the segment totaled $103.1 million, an increase of $15.5 million, or 18%, from the first nine months of 2006 while net premiums written totaled $110.7 million, a decrease of $7.2 million, or 6%, from the same period in 2006.  The increase in net premiums earned is reflective of the earning during 2007 of the significant increase in property premium written during the first three quarters of 2006.

Underwriting income for the segment was $20.9 million for the first nine months of 2007, compared to $3.5 million for the same period in 2006.  Both periods benefited from light hurricane seasons.  In addition, results for 2007 include a decline in losses from tornadoes and hailstorms, as well as lowered frequency and severity of commercial fire and construction losses. Additionally, while the segment benefited in 2006 from a light hurricane season, other catastrophe losses, such as tornadoes and hailstorms, along with increased severity of commercial fire losses, negatively impacted results for 2006.  In 2006, losses and reinstatement premiums associated with the run-off of previously exited construction coverages adversely impacted results by $8.7 million.  Partially offsetting these losses in 2006 was $3.3 million of hurricane reserve releases.

Segment results for 2007 translate into a combined ratio of 79.8, compared to 96.0 for the same period last year. The segment’s loss ratio declined to 44.0 from 57.2 in 2006, due to the aforementioned improvement in loss activity in 2007.

From an expense standpoint, the segment’s expense ratio improved to 35.8 from 38.8 in 2006.  The expense ratio for the first nine months of 2006 was slightly higher due to start-up expenses associated with the new marine division, coupled with additional costs to reinstate reinsurance coverage exhausted by the increase in developed losses.

Surety

The surety segment posted gross premiums written of $54.9 million for the first nine months of 2007, an increase of $2.9 million, or 6%, from the same period last year.  Premium growth was experienced across miscellaneous, commercial and energy lines.  The segment posted underwriting income of $18.7 million, compared to an income of $6.5 million for the same period last year.

Results for 2007 reflect improved loss reporting patterns for contract, commercial, energy and miscellaneous surety.  Due to this positive experience we released reserves.  These reserve releases, primarily from accident years 2004 through 2006, improved the segment’s underwriting results by $9.5 million.

The combined ratio for the surety segment totaled 59.7 in 2007, versus 85.3 for the same period in 2006.  The segment’s loss ratio was (3.9) for 2007, compared to 22.5 for 2006, as favorable loss trends have resulted in a reduction in carried reserves.  The expense ratio increased slightly to 63.6 compared to 62.8 for the same period last year.

We are in litigation regarding certain commercial surety bond claims arising out of a specific bond program (the Commercial Money Center or “CMC” litigation). On June 7, 2007, we reached a confidential settlement agreement with Sky Bank related to the CMC litigation , which litigation was previously disclosed in various SEC filings , including Item 3 - Legal Proceedings of our 2006 Annual Report on Form 10-K. Additionally, on August 14, 2007, we reached a confidential settlement agreement with Ameriana Bank.  These settlements end our litigation with Sky Bank and Ameriana Bank but do not resolve our pending litigation with the remaining two investor banks. The settlements with Sky Bank and Ameriana Bank relate to surety bonds representing approximately 52% and 14%, respectively, of the amount to which the investor banks had claimed entitlement.  The settlements did not have a material adverse impact on our financial statements taken as a whole. While it is impossible to ascertain the ultimate outcome of the pending litigation between RLI and the remaining two investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the remaining banks making claims and we will continue to vigorously assert those defenses in the pending litigation. We believe that we are adequately reserved for the ultimate outcome of the remaining litigation and that the resolution will not have a material adverse effect on the Company’s financial position or on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2007, net investment income increased by 11.3% over that reported for the same period in 2006.  This improvement was primarily due to an increased asset base. On an after-tax basis, investment income increased by 10.1%.  The average annual yields on our investments for the first nine months of 2007 and 2006 were as follows:

	2007	2006
Pretax Yield
Taxable	5.41%	5.21%
Tax-Exempt	4.01%	3.98%
After-tax yield
Taxable	3.52%	3.39%
Tax-Exempt	3.80%	3.77%

The fixed-income portfolio increased by $70.9 million during the first nine months of 2007.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 4.1%.  Our equity portfolio increased by $2.1 million during the first nine months of 2007, to $370.4 million. The equity portfolio had a total return of 8.5% during the first nine months of 2007.  In 2007, we began investing in preferred stock securities.  The preferred stock portfolio had a fair value of $39.3 million at September 30, 2007.  The preferred portfolio had a total return of -5.0% during the first nine months of 2007.

We realized a total of $23.4 million in capital gains in the first nine months of 2007, compared to capital gains of $8.8 million in the first nine months of 2006.  Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value.  Funds received were used to further diversify the investment portfolio.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During the first nine months of 2007 and 2006, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity and preferred stock portfolio as of September 30, 2007, including fair value, cost basis, and unrealized gains and losses.

	9/30/2007
	Cost		Gross Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,619	$19,849	$4,508	$(278)	$4,230	27.1%
Consumer Staples	16,215	33,975	17,842	(82)	17,760	109.5%
Energy	8,447	33,850	25,403	—	25,403	300.7%
Financials	27,962	56,149	28,509	(322)	28,187	100.8%
Healthcare	13,817	29,480	15,936	(273)	15,663	113.4%
Industrials	16,275	40,481	24,727	(521)	24,206	148.7%
Materials	7,178	8,725	1,547	—	1,547	21.6%
Information Technology	14,103	26,405	12,302	—	12,302	87.2%
Telecommunications	5,159	14,995	9,836	—	9,836	190.7%
Utilities	44,305	68,019	23,735	(21)	23,714	53.5%
Preferred Stocks	41,744	39,260	70	(2,554)	(2,484)	-6.0%
Other	40,308	38,451	—	(1,857)	(1,857)	-4.6%
	$251,132	$409,639	$164,415	$(5,908)	$158,507	63.1%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following tables are also used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2007 and December 31, 2006. They segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2007

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$909	$8,314	$9,223
Cost or Amortized Cost	926	8,391	9,317
Unrealized Loss	(17)	(77)	(94)

U.S Agency
Fair value	$11,203	$81,256	$92,459
Cost or Amortized Cost	11,282	81,495	92,777
Unrealized Loss	(79)	(239)	(318)

Mtge/ABS/CMO *
Fair value	$100,089	$112,683	$212,772
Cost or Amortized Cost	100,967	115,954	216,921
Unrealized Loss	(878)	(3,271)	(4,149)

Corporate
Fair value	$74,283	$75,156	$149,439
Cost or Amortized Cost	76,171	78,784	154,955
Unrealized Loss	(1,888)	(3,628)	(5,516)

States, political subdivisions & revenues
Fair value	$109,314	$78,598	$187,912
Cost or Amortized Cost	110,262	79,253	189,515
Unrealized Loss	(948)	(655)	(1,603)

Subtotal, debt securities
Fair value	$295,798	$356,007	$651,805
Cost or Amortized Cost	299,608	363,877	663,485
Unrealized Loss	(3,810)	(7,870)	(11,680)

Common Stock
Fair value	$54,669	$1,390	$56,059
Cost or Amortized Cost	57,502	1,911	59,413
Unrealized Loss	(2,833)	(521)	(3,354)

Preferred Stock
Fair value	$34,154	$—	$34,154
Cost or Amortized Cost	36,708	—	36,708
Unrealized Loss	(2,554)	—	(2,554)

Total
Fair value	$384,621	$357,397	$742,018
Cost or Amortized Cost	393,818	365,788	759,606
Unrealized Loss	(9,197)	(8,391)	(17,588)

* Mortgage-backed, asset-backed & collateralized mortgage obligations.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2006

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$1,850	$8,994	$10,844
Cost or Amortized Cost	1,856	9,296	11,152
Unrealized Loss	(6)	(302)	(308)

U.S Agency
Fair value	$113,858	$147,103	$260,961
Cost or Amortized Cost	114,245	148,987	263,232
Unrealized Loss	(387)	(1,884)	(2,271)

Mtge/ABS/CMO *
Fair value	$69,800	$129,598	$199,398
Cost or Amortized Cost	70,108	132,874	202,982
Unrealized Loss	(308)	(3,276)	(3,584)

Corporate
Fair value	$59,079	$86,074	$145,153
Cost or Amortized Cost	59,629	89,620	149,249
Unrealized Loss	(550)	(3,546)	(4,096)

States, political subdivisions & revenues
Fair value	$117,351	$99,216	$216,567
Cost or Amortized Cost	117,765	100,659	218,424
Unrealized Loss	(414)	(1,443)	(1,857)

Subtotal, debt securities
Fair value	$361,938	$470,985	$832,923
Cost or Amortized Cost	363,603	481,436	845,039
Unrealized Loss	(1,665)	(10,451)	(12,116)

Common Stock
Fair value	$12,519	$—	$12,519
Cost or Amortized Cost	13,046	—	13,046
Unrealized Loss	(527)	—	(527)

Total
Fair value	$374,457	$470,985	$845,442
Cost or Amortized Cost	376,649	481,436	858,085
Unrealized Loss	(2,192)	(10,451)	(12,643)

* Mortgage-backed, asset-backed & collateralized mortgage obligations.

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2007 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings. Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent
NAIC	S&P	Moody’s	(dollars in thousands)		Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$625,649	$615,218	$(10,431)	89.3%
2	BBB	Baa	37,836	36,587	(1,249)	10.7%
3	BB	Ba	0	0	0
4	B	B	0	0	0
5	CCC or lower	Caa or lower	0	0	0
6			0	0	0

		Total	$663,485	$651,805	$(11,680)	100.0%

The fixed income portfolio contained 369 unrealized loss positions as of September 30, 2007. The $11.7 million in associated unrealized losses for these 369 securities is 0.8% of the fixed income portfolio’s cost basis. Of these 369 securities, 177 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $7.9 million in unrealized losses (0.6% of total fixed income portfolio’s cost basis). None of the fixed income securities were in a loss position of 20% or more and no individual security was in a significant unrealized loss position. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and Standard & Poor’s,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of September 30, 2007, we held 14 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $3.4 million. Of these 14 common stock positions that were in an unrealized loss position, 13 of these securities have been in an unrealized loss position for less than twelve months. The equity security which has been in an unrealized loss position for more than 12 months exhibits attractive valuation metrics, and we continue to believe the stock will appreciate to its cost basis.

As of September 30, 2007, we held 27 preferred stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $2.6 million. All of these securities have been in an unrealized loss position for less than twelve months.

Based on our evaluation of equity securities held within specific industry sectors, as well as the duration and magnitude of unrealized losses in our equity and bond portfolios, we do not believe any securities suffered an other-than-temporary decline in value as of September 30, 2007.

INCOME TAXES

Our effective tax rate for the first nine months of 2007 was 31% compared to 26% for the same period in 2006. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2007 is higher as the largest component of our pre-tax earnings, underwriting income, is taxed at 35% and has advanced significantly in 2007. The 2007 results include a tax benefit of $2.4 million which was recorded in the third quarter to reflect the benefit expected to be realized upon the future payment of certain accrued compensation. The 2006 results include a favorable resolution of a tax examination with an associated $3.2 million tax benefit.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2007 and 2006 as a result of the following:

	2007		2006
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$72,919	35%	$37,566	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(4,756)	-2%	(4,423)	-4%
Dividends received deduction	(1,361)	-1%	(1,427)	-1%
Dividends paid deduction	(355)	0%	(353)	-1%
Nonrecurring tax benefit	(2,356)	-1%	(3,171)	-3%
Other items, net	340	0%	183	0%

Total tax expense	$64,431	31%	$28,375	26%

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

The following table summarizes cash flows for the nine month periods ended September 30, 2007 and 2006.

	2007	2006
	(in thousands)
Operating cash flows	$111,228	$142,765
Investing cash flows	$(88,385)	$(55,003)
Financing cash flows	$(22,843)	$(87,762)
Total	$—	$—

Cash flows from operating activities decreased during the first nine months of 2007 compared to that reported for the same period in 2006, due to the timing of certain reinsurance, claim, and other payments. In both 2007 and 2006, available operating cash flow has been used in investing activities to purchase additional investment securities and to fund the repurchase of our stock. On February 10, 2006, we announced a stock repurchase program for up to $100.0 million in RLI common stock. During the first quarter of 2007, we repurchased 333,494 shares at an average cost of $56.77 per share ($18.9 million). This completed the buyback program at an overall average per share cost of $51.08. On May 3, 2007, we announced another stock repurchase program for up to $100.0 million in RLI common stock. During the third quarter of 2007, we repurchased 547,100 shares at an average price of $58.52 ($32.0 million). Since this $100 million share buyback authorization, we have repurchased 787,100 shares for a total of $45.8 million.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. As of September 30, 2007, we are party to reverse repurchase agreements (short-term debt) totaling $52.6 million, with an annual interest rate of 4.95%.

We are not party to any off-balance sheet arrangements.

At September 30, 2007, we had short-term investments and other investments maturing within one year, of approximately $94.9 million and investments of $427.1 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million. Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of September 30, 2007, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2007, our investment portfolio had a book value of $1.9 billion. Invested assets at September 30, 2007, increased by $92.9 million from December 31, 2006.

As of September 30, 2007, our fixed-income portfolio had the following rating distribution:

AAA	80.7%
AA	8.0%
A	7.7%
BBB	3.6%

Total	100.0%

As of September 30, 2007, the duration of the fixed income portfolio was 4.4 years. Our fixed-income portfolio remained well diversified, with 778 individual issues as of September 30, 2007.

At September 30, 2007, our equity portfolio had a fair value of $370.4 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance and real estate investment trust (REIT) securities. Our preferred stock portfolio had a fair value of $39.3 million as of September 30, 2007. In the equity and preferred stock portfolios, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2007, our equity portfolio had a dividend yield of 2.7% compared to 1.7% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 133 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2007, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $52.6 million in reverse repurchase debt agreements with a maturity of two months, and $820.2 million of shareholders’ equity. Debt outstanding comprised 18.6% of total capital as of September 30, 2007.

We paid a quarterly cash dividend of $0.22 per share on October 15, 2007, the same as the prior quarter, representing our 125th consecutive quarterly dividend. Our dividend growth has averaged 19.6% annually over the last five years, and has averaged 13.9% annually over the last 10 years. We have increased dividends for 32 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois. The maximum dividend distribution is limited by Illinois law to the greater of 10% of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year, or its statutory net income for the 12-month period ending December 31 of the preceding year. The limitation for 2007, based on these criteria is $75.7 million. A need existed to move additional capital to RLI Corp. from RLI Insurance Company to provide cash for the share repurchase plan, shareholder dividends, and interest on senior notes; therefore, permission for a special dividend in the amount of $50 million was sought and obtained from the Illinois Department of Insurance in the third quarter, 2007. This dividend was paid on September 24, 2007, bringing the total dividend paid from insurance subsidiaries in the first nine months of 2007 to a total of $114.7 million. Any additional dividends for 2007 will again require approval from the Illinois Department of Insurance.

Interest and fees on debt obligations totaled $5.0 million for the first nine months of 2007, down $0.1 million from the same period in 2006. As of September 30, 2007, outstanding debt balances totaled $152.6 million, compared to $127.0 million at September 30, 2006. The September 30, 2007 debt balance is comprised of the $100.0 million in senior notes and $52.6 million in reverse repurchase agreements. The December 31, 2006 balance of $127.0 million consisted of $100.0 million in senior notes and $27.0 in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2007 and 2006:

	3Q	3Q
	2007	2006
Line of Credit	NA	NA
Reverse repurchase agreements	5.28%	4.95%
Total short-term debt	5.28%	4.95%
Senior Notes	6.02%	6.02%
Total Debt	5.94%	5.92%

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Consolidated revenues, as displayed in the table that follows, totaled $158.3 million for the third quarter of 2007 compared to $159.4 million for the same period in 2006.

	For the Three-Month Period Ended September 30,
Consolidated revenues (in thousands)	2007	2006
Net premiums earned	$134,111	$138,245
Net investment income	20,433	18,316
Net realized investment gains	3,822	2,822
Total consolidated revenue	$158,366	$159,383

Consolidated revenue for the third quarter of 2007 decreased $1.0 million, or 1%, from the same period in 2006. Net premiums earned for the Group decreased 3% from 2006 levels, as overall writings continue to decline. Net realized investment gains increased $1.0 million to $3.8 million due in part to the timing of the sale of individual securities. Net investment income improved 11.6% to $20.4 million. This improvement is due to an increased asset base.

Net after-tax earnings for the third quarter of 2007 totaled $61.5 million, $2.56 per diluted share, compared to $30.4 million, $1.21 per diluted share, for the same period in 2006. In 2007, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $51.3 million. This reduction in carried reserves, primarily on the casualty and surety segments, is further detailed in “Determination of Our Best Estimate” on pages 21 through 23 of this document. In 2006, positive development on prior years’ hurricane and casualty loss reserves resulted in additional pretax earnings of $12.3 million.

Bonus and profit sharing-related expenses related to these specific items totaled $3.7 million in 2007 and $1.1 million in 2006. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital). In addition, general corporate expense includes an additional $1.0 million charitable contribution in 2007.

During the third quarter of 2007, equity in earnings of unconsolidated investees totaled $2.0 million, all related to Maui Jim, Inc. The third quarter of 2006 reflected $4.7 million in investee earnings, which included $2.8 million related to Maui Jim, Inc. and $1.9 million from Taylor, Bean & Whitaker Mortgage Corp. (TBW). In the third quarter of 2006, investee earnings from Maui Jim, Inc. included a $0.8 million gain from the sale of discontinued operations. In the fourth quarter of 2006, we sold our equity interest in TBW.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $71.4 million, $2.97 per diluted share, for the third quarter of 2007, compared to comprehensive earnings of $55.6 million, $2.21 per diluted share, for the same period in 2006. Unrealized gains, net of tax, for the third quarter of 2007 were $9.9 million, compared to $25.2 million for the same period in 2006.

Falling interest rates contributed to a decrease in unrealized gains in the fixed income portfolio in the third quarter of 2007. While the equity portfolio exhibited a positive return in the third quarter of 2007, gains totaling $3.8 million were realized in the period. This move from unrealized to realized gains reduced unrealized gains on the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $188.3 million for the third quarter of 2007 from $212.0 million in the third quarter of 2006, primarily attributable to a decrease in casualty and property writings. Underwriting income for the Group advanced $45.0 million to pre-tax income of $66.4 million for the third quarter of 2007. Results for both years were favorably impacted by prior accident years’ loss and hurricane reserve releases. The GAAP combined ratio totaled 50.6 in 2007, compared to 84.5 in 2006. The decline in the combined ratio was primarily attributable to a significant decrease in the Group’s loss ratio. The Group’s loss ratio decreased to 12.7 for 2007, compared to 50.6 for 2006. The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ reserves and improved performance of our property segment.

	For the Three-Month Period Ended September 30,
	2007	2006
Gross premiums written (in thousands)
Casualty	$114,279	$128,610
Property	55,551	65,102
Surety	18,488	18,302
Total	$188,318	$212,014

Underwriting income (in thousands)
Casualty	$47,555	$18,711
Property	8,158	194
Surety	10,654	2,429
Total	$66,367	$21,334

Combined ratio
Casualty	43.5	78.4
Property	76.0	99.5
Surety	32.8	83.8
Total	50.6	84.5

Casualty

Gross premiums written for the casualty segment totaled $114.3 million for the third quarter of 2007, a decrease of $14.3 million, or 11%, from the same period last year. This decrease is primarily attributable to continuing rate softening in the casualty segment. General liability, our largest growth contributor over the past several years, posted gross writings of $41.1 million, a decrease of $4.3 million, or 10%, from the same period last year. While rates have continued to deteriorate, this coverage has sustained profitable results. Transportation totaled $17.5 million, a decrease of $6.2 million, or 26%, from the third quarter of 2006, due to continuing price and volume declines. Executive products reported gross premiums written of $12.5 million in the third quarter of 2007, a decline of $5.0 million, or 29%, from the same period last year. On a positive note, gross premiums written for specialty program business advanced 8% to $8.9 million and personal umbrella rose 5% to $15.3 million from the same period in 2006. Despite the overall rate softening, margins remain positive and we continue to find profitable opportunities. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $47.6 million, compared to $18.7 million for the same period last year. Results for 2007 include favorable development on prior accident years’ loss reserves (predominately 2004 through 2006) for general liability, umbrella, transportation and employers’ indemnity. Due to this positive emergence and continued improvement in loss reporting patterns, during the third quarter of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $44.3 million. From a comparative standpoint, results for 2006 included $11.7 million of favorable experience on prior accident years (1996-2003), primarily from executive products and general liability, and on hurricanes (2005). Overall, the combined ratio for the casualty segment was 43.5 for the third quarter of 2007 compared to 78.4 for the same period in 2006. The segment’s loss ratio was 10.2 in the third quarter of 2007 compared to 49.8 for the same period in 2006, primarily driven by the release of prior accident years’ reserves. The expense ratio for the casualty segment was 33.3 for the third quarter of 2007 compared to 28.6 for the same period of 2006. The increase is primarily attributed to an increase in policy acquisition costs, which include, among other things, performance-related expenses such as bonus and profit sharing-related expenses.

Property

Gross premiums written for the property segment totaled $55.6 million for the third quarter of 2007, a decrease of $9.6 million, or 15%, from the same period last year. Our domestic fire book posted $20.3 million in gross written premiums, a decline of $8.6 million, or 30%, from the third quarter of 2006, as increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, have impacted the overall market. Offsetting this decline, our marine division reported $12.9 million in gross written premium during the third quarter of 2007, an increase of $3.9 million, or 43%, from the same period last year.

Underwriting income for the segment was $8.2 million for the third quarter of 2007, compared to $0.2 million for the same period in 2006. Both periods benefited from light hurricane seasons. In addition, results for 2007 include a decline in losses from tornadoes and hailstorms, as well as lowered frequency and severity of commercial fire and construction losses. Additionally, while the segment benefited in 2006 from a light hurricane season, other catastrophe losses, such as tornadoes and hailstorms, along with increased severity of commercial fire losses, negatively impacted results for 2006.

Segment results for the second quarter of 2007 translate into a combined ratio of 76.0, compared to 99.5 for the same period last year. The segment’s loss ratio declined to 39.3 from 64.7 in 2006, due to the aforementioned favorable development and improved loss activity in 2007.

From an expense standpoint, the segment’s expense ratio for the third quarter increased slightly to 36.7 in 2007 from 34.8 in 2006.

Surety

The surety segment posted gross premiums written of $18.5 million for the third quarter of 2007, an increase of $0.2 million, or 1%, from the same period last year. Premium growth was experienced in the energy and miscellaneous lines. The segment posted underwriting income in the third quarter of $10.7 million, compared to an income of $2.4 million for the same period last year.

Results for 2007 reflect improved loss reporting patterns for contract, commercial, energy and miscellaneous surety. Due to this positive experience, during the third quarter of 2007, we released reserves. These reserve releases, primarily from accident years 2004 through 2006, improved the segment’s underwriting results by $7.9 million.

The combined ratio for the surety segment totaled 32.8 in the third quarter of 2007, versus 83.8 for the same period in 2006. The segment’s loss ratio was (31.6) for 2007, compared to 21.1 for 2006, as favorable loss trends have resulted in a reduction in carried reserves. The expense ratio increased slightly to 64.4 compared to 62.7 for the same period last year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $20.4 million during the third quarter of 2007, an increase of 11.6% over that reported for the same period in 2006. The improvement in income is due to an increased asset base and higher yields. On an after-tax basis, investment income increased by 10.6%.

Yields on our fixed income investments for the third quarter of 2007 and 2006 are as follows:

	3Q 2007	3Q 2006
Pretax Yield
Taxable	5.46%	5.26%
Tax-Exempt	4.04%	3.99%
After-tax yield
Taxable	3.55%	3.42%
Tax-Exempt	3.83%	3.78%

We realized $3.8 million in capital gains in the third quarter of 2007, compared to capital gains of $ 2.8 million in the third quarter of 2006. Investment gains in 2007 relate to the sale of certain equity securities deemed to have reached their full value. Funds received were used to further diversify the investment portfolio.

We regularly evaluate the quality of our investment portfolio. When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. There were no losses associated with the other-than-temporary impairment of securities in the third quarters of 2007 or 2006.

INCOME TAXES

Our effective tax rate for the third quarter of 2007 was 30% compared to 30% for the same period in 2006. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the third quarter of 2007 is the same due to an increase in underwriting income, which is taxed at 35% but offset by a nonrecurring tax benefit of $2.4 million related to the benefit expected to be realized upon the future payment of certain accrued compensation.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2007 and 2006 as a result of the following:

	2007		2006
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$30,574	35%	$15,247	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,792)	-2%	(1,442)	-3%
Dividends received deduction	(501)	-1%	(490)	-2%
Dividends paid deduction	(118)	0%	(117)	0%
Nonrecurring tax benefit	(2,356)	-2%	0	0%
Other items, net	9	0%	(14)	0%

Total tax expense	$25,816	30%	$13,184	30%

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

Our market risk exposures at September 30, 2007, have not materially changed from those identified in our 2006 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings –

On August 14, 2007, we reached a confidential settlement agreement with Ameriana Bank related to the Commercial Money Center (“CMC”) litigation previously disclosed in various SEC filings, including Item 3 - Legal Proceedings of our 2006 Annual Report on Form 10-K. This settlement ends our litigation with Ameriana Bank, but does not resolve our pending litigation with the remaining two investor banks. The settlement with Ameriana Bank relates to surety bonds representing approximately 14% of the amount to which the investor banks had claimed entitlement. The settlement did not have a material adverse effect on the Company’s financial position or on our financial statements taken as a whole. While it is impossible to ascertain the ultimate outcome of the litigation between RLI and the remaining two investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the banks making claims against us and will continue to vigorously assert those defenses in the pending litigation.

Item 1A.        Risk Factors — There were no material changes to report.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

Our current common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company’s common stock, was approved by our Board of Directors in May 2007. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of fiscal year 2007, we repurchased 547,100 shares for $32.0 million under the plan. The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the third quarter of fiscal 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2007- July 31, 2007	85,300	$58.46	85,300	$81,276,719
August 1, 2007-August 31, 2007	461,800	58.53	461,800	54,247,449
September 1, 2007- September 30, 2007	—	—	—	54,247,449
Total	547,100		787,100	$54,247,449

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

Date:  October 31, 2007