Form 10-K
period 2007-12-31
RLI CORP
filed 2008-02-25
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(309) 692-1000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                Yes☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒                    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer ☒    Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

                                                                                                       (Do not check if a smaller

                                                                                                       reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                Yes ☐                    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 29, 2007, based upon the closing sale price of the Common Stock on June 29, 2007 as reported on the New York Stock Exchange, was $1,131,793,639.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 15, 2008 was 21,847,740.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2007 Financial Report to Shareholders for the past year ended December 31, 2007, are incorporated by reference into Parts I and II of this document. Portions of the Registrant’s definitive Proxy Statement for the 2008 annual meeting of security holders to be held May 1, 2008, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 53-54 of this document, which lists documents incorporated by reference herein.

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

                We maintain an Internet website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission as soon as reasonably practicable after such materials are filed or furnished.

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

                We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain coverages to retail producers from several of our casualty, surety and property operations. We produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents. The majority of business is marketed through our branch offices located in Phoenix, Arizona; Los Angeles, California; Oakland, California; San Francisco, California; Glastonbury, Connecticut; Stamford, Connecticut, Sarasota, Florida; Alpharetta, Georgia; Atlanta, Georgia; Honolulu, Hawaii; Chicago, Illinois; Peoria, Illinois; Indianapolis, Indiana; Boston, Massachusetts; Kansas City, Missouri; St. Louis, Missouri;  Lincoln, Nebraska; Montvale, New Jersey; Summit, New Jersey; New York, New York; Saratoga Springs, New York; Cleveland, Ohio; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Dallas, Texas; Houston, Texas; and Seattle, Washington.

For the year ended December 31, 2007, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2007, no other state or territory accounted for 1.5 percent or more of total direct premiums earned for all coverages.

	Direct Premiums Earned	Percent of Total
State	(in thousands)
California	$150,566	19.7%
New York	116,085	15.2%
Florida	95,409	12.5%
Texas	66,917	8.7%
New Jersey	28,931	3.8%
Illinois	21,625	2.8%
Washington	21,471	2.8%
Pennsylvania	18,118	2.4%
Hawaii	17,544	2.3%
Louisiana	13,357	1.7%
Georgia	12,916	1.7%
Arizona	12,670	1.7%
Michigan	12,468	1.6%
Massachusetts	11,999	1.6%
All Other	165,818	21.5%

Total direct premiums	$765,894	100.0%

                In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and collection risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Premiums Written	Year Ended December 31,
(in thousands)	2007	2006	2005
Direct & Assumed	$739,334	$799,013	$756,012
Reinsurance ceded	(200,571)	(247,477)	(261,447)
Net	$538,763	$551,536	$494,565

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

Excess and Surplus Insurance Market

                The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows our insurance subsidiaries to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2007, the excess and surplus market represented approximately $30 billion, or 6 percent, of the entire $499 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operation wrote gross premiums of $395.4 million representing approximately 53 percent of our total gross premiums written for this period.

Specialty Admitted Insurance Market

                We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2007, our specialty admitted operations wrote gross premiums of $343.9 million representing approximately 47 percent of our total gross premiums written for the year.

Business Segment Overview

                Our segment data is derived using the guidance set forth in Statement of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related information.”  As prescribed by the pronouncement, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations include casualty, property and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

 General Liability

                Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net premiums earned from this business totaled $167.9 million, $180.0 million and $180.3 million, or 26 percent, 28 percent, and 32 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

 Commercial and Personal Umbrella Liability

                Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a modest degree, in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $66.3 million, $64.7 million and $59.8 million, or 10 percent, 10 percent, and 11 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

 Executive Products

                We sell financial coverages, such as directors’ and officers’ (D&O) liability insurance and other miscellaneous professional liability coverages, for a variety of low to moderate classes of risks. Events affecting the economy over the past few years resulted in several insurers ceasing to write D&O coverage, which created an opportunity to raise rates significantly and reduce exposures. This situation rapidly changed in early 2004 with the return of price competition, particularly in the large account sector.  As a consequence, we shifted our focus to smaller accounts.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), Clause 1 (also known as “Side A” coverage) — direct liability coverage for the individual directors and officers - opportunities for investment-grade publicly traded companies, private companies, nonprofit organizations, and sole-sponsored and multi-employer fiduciary liability accounts.  We successfully transitioned from primarily writing high layers of excess D&O for publicly traded companies to writing more Clause 1 coverage.  Additionally, we are having success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  Net premiums earned from this business totaled $12.0 million, $13.0 million, and $9.8 million, or 2 percent of consolidated revenues for 2007, 2006, and 2005.

 Specialty Program Business

                We offer program business in a variety of areas.  Our program coverages include: commercial property, general liability, inland marine, and crime. Often, these coverages are combined into a package or portfolio policy. We have recently moved to a strategy of bringing most risk underwriting “in house” while continuing to rely upon program administrators for policy servicing and sales. We continue to develop new programs for a variety of affinity groups.  Net premiums earned from this business totaled $29.4 million, $25.5 million, and $38.3 million for 2007, 2006, and 2005, respectively. These amounts represent 5 percent, 4 percent, and 7 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

 Commercial Transportation

                Our transportation insurance facility in Atlanta provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. In early 2005, we expanded our focus to include other types of commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $49.1 million, $48.3 million, and $51.7 million, or 8 percent, 8 percent, and 9 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

 Other

                We offer a variety of other smaller programs in our casualty segment, including deductible buy-back, at-home business, and employer’s excess indemnity. Net premiums earned from these lines totaled $18.7 million, $16.6 million, and $19.0 million, or 3 percent of consolidated revenues for 2007, 2006, and 2005.

Property Segment

 Commercial

                Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages, and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, and certain industrial and mercantile structures. We also write boiler and machinery coverage under the same management as commercial property.  Net premiums earned from commercial property business totaled $92.6 million, $91.5 million, and $66.4 million, or 14 percent, 14 percent, and 12 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

 Marine

                In 2005, we launched a new marine insurance division.  The focus of this operation includes “brown water” ocean marine (near shore, river and Great Lakes) coverages including hull, cargo and protection and indemnity (P&I) and inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages.  In addition, in May 2007, the marine division added a specialty cargo coverage that focuses on high-tech and life sciences risks.  In 2007, 2006 and 2005, marine net premiums earned totaled $32.9 million, $16.8 million and $3.3 million, or 5 percent, 3 percent and 1 percent, respectively, of consolidated revenues.

 Other

                We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii.  Recently, we have curtailed our Hawaii wind exposure through a more restrictive policy, which limits wind coverage on new business.

                In late 2005, we began to exit the retail construction market, due to continued poor performance in this line.  We have continued to wind down this coverage through 2006 and 2007, which we expect to complete in 2008.

                In July 2007, we launched a new division focusing on facultative reinsurance.  The division will be responsible for underwriting property facultative reinsurance for insurance companies utilizing reinsurance intermediaries.

                Net premiums earned from the above coverages totaled $12.9 million, $14.3 million, and $10.8 million, or 2 percent of consolidated revenues for 2007, 2006, and 2005.

Surety Segment

                Our surety segment specializes in providing coverage for individuals, contractors, small business owners, small to large corporations, and businesses operating in the energy, petrochemical and refining industries. We also offer miscellaneous and contract surety bonds, including fidelity and court sureties.  These bonds are written through independent agencies as well as regional and national brokers. Net earned premium totaled $62.7 million, $59.5 million, and $51.9 million, or 10 percent, 9 percent and 9 percent of consolidated revenues for 2007, 2006, and 2005, respectively.

Competition

                Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, Ace, Arch, James River, Landmark, Navigators, USLI, Great West, Lancer, National Interstate, Chubb, Philadelphia, Great American, St. Paul/Travelers and CNA. Our primary competitors in our property segment are, among others, Ace, Lexington, Arch, Crum & Forster, Essex, St. Paul/Travelers and Markel. Our primary competitors in our surety segment are, among others, Ace, Arch, HCC, CNA, Safeco, North American Specialty, St. Paul/Travelers and Hartford. Many of these competitors have significantly more financial and other resources than RLI.  The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse. We offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

A.M. Best		Standard & Poor’s		Moody’s
SECURE		SECURE		STRONG
A++, A+	Superior	AAA	Extremely strong	Aaa	Exceptional
A,A-	Excellent	AA	Very strong	Aa	Excellent
B++, B+	Very good	A	Strong	A	Good
		BBB	Good	Baa	Adequate

VULNERABLE		VULNERABLE		WEAK
B,B-	Fair	BB	Marginal	Ba	Questionable
C++,C+	Marginal	B	Weak	B	Poor
C,C-	Weak	CCC	Very weak	Caa	Very poor
D	Poor	CC	Extremely weak	Ca	Extremely poor
E	Under regulatory	R	Regulatory action	C	Lowest
supervision
F	In liquidation
S	Rating suspended

Within-category modifiers		+, -		1,2,3 (1 high, 3 low)

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

At December 31, 2007, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance, and	A+, Superior
RLI Indemnity (RLI Group)

Standard & Poor’s
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and	A2, Good
RLI Indemnity

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2007, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 and $1 billion).  As of December 31, 2007, the policyholders’ statutory surplus of RLI Group reached $752.0 million.

RLI Corp’s existing $100 million of senior notes maturing in 2014 maintains a Standard & Poor’s rating of  “BBB+”, Moody’s “Baa2”, and an A.M. Best rating of “A-.”

Reinsurance

                We reinsure a significant portion of our property and casualty insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $227.1 million, $264.5 million and $247.8 million in 2007, 2006, and 2005, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

We purchase reinsurance from a number of financially strong reinsurers. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Each of the top 10 largest reinsurers (listed below and ranked based on amounts recoverable) are rated “A-” or better by A.M. Best and Standard and Poor’s rating services. Additionally, over 90 percent of our reinsurance recoverables are due from companies rated “A-” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the ten largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2007. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2007.

(dollars in thousands)	A.M. Best Rating	S &P Rating	Net Reinsurer Exposure as of 12/31/2007	Percent of Total	Ceded Premiums Written	Percent of Total

Munich Re America	A+	AA-	$97,756	21.1%	$26,541	13.2%
Swiss Re / Westport Insurance	A++	AA-	57,568	12.4%	11,622	5.8%
General Cologne Re	A++	AAA	47,496	10.3%	2,466	1.2%
Berkley Insurance Co.	A+	A+	34,236	7.4%	9,622	4.8%
Endurance Re	A	A	32,223	7.0%	17,012	8.5%
Axis Re	A	A	23,743	5.1%	15,359	7.7%
Toa-Re	A	A+	23,556	5.1%	6,786	3.4%
Lloyds of London	A	A+	20,455	4.4%	18,456	9.2%
Everest Re	A+	AA-	17,738	3.8%	6,902	3.4%
Transatlantic Re	A+	AA-	15,367	3.3%	8,617	4.3%
All other reinsurers			92,951	20.1%	77,188	38.5%
Total ceded exposure			$463,089	100.0%	$200,571	100.0%

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

We utilize both treaty and facultative reinsurance coverage for our risks. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class.  Facultative coverage is applied to individual risks as opposed to a group or class of business. It is used for a variety of reasons including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

We analyze our reinsurance covers in conjunction with our three segments: property, casualty and surety.

                In the property segment, the reinsurance structure is divided into three categories: commercial property, catastrophe earthquake and catastrophe other than earthquake, which could include such events as hurricanes, windstorm, hailstorms, explosions, severe winter weather, fires, etc.

Commercial Property Reinsurance

In 2008 and 2007, for most risks, we retain the first $1.0 million in losses.  Reinsurance covers the following:

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

                In 2006, for most risks, we retained the first $1.0 million in losses.  Reinsurance then covered the following:

•                  75% of the next $4.0 million in losses (we retained 25% of that $4.0 million); and

•                  100% of the next $5.0 million in losses — bringing our total retention to $2.0 million

For Marine exposures in 2008, we retain the first $1.0 million in losses.  Reinsurance covers 100 percent of the next $29.0 million.  In 2007, we retained the first $0.5 million in losses.  Reinsurance covered an additional $19.1 million of losses net of our retention of $0.4 million within the treaty structure.  In 2006, we retained the first $0.5 million in losses and purchased reinsurance to cover the next $19.5 million in losses.

Property Reinsurance- Catastrophe (CAT) Coverage

                Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our property segment.  Catastrophes involve multiple claims and policyholders.  Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels, and our risk appetite.  In addition, we monitor the expected rate of return for each of our catastrophe lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance.  As the rate of return decreases, we shrink the book and may purchase less reinsurance. For 2008, we purchased $400.0 million in limit, decreasing to $375.0 million at July 1, 2008.  We purchased $500.0 million in catastrophe reinsurance in 2007, decreasing to $450.0 million at July 1, 2007.  In 2006, we purchased $450.0 million in limit.  These CAT limits are in addition to the per-occurrence coverage provided by facultative and treaty coverages.

Our property catastrophe program continues to be on an excess of loss basis.   It attaches after all other reinsurance has been considered.   Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our catastrophe modeling software to illustrate our net retention resulting from particular events thatt would generate the listed levels of gross losses:

Catastrophe - California Earthquake

(in thousands)

	2008		2007		2006
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50,000	$7,000	$43,000	$6,000	$44,000	$6,000	$44,000
100,000	53,000	47,000	53,000	47,000	53,000	47,000
250,000	183,000	67,000	187,000	63,000	176,000	74,000
500,000	411,000	89,000	417,000	83,000	385,000	115,000

Catastrophe - Other (Earthquake outside of California, Wind, etc.)

(in thousands)

	2008		2007		2006
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$10,000	$3,000	$7,000	$2,000	$8,000	$2,000	$8,000
50,000	29,000	21,000	29,000	21,000	41,000	9,000
100,000	75,000	25,000	75,000	25,000	82,000	18,000
250,000	205,000	45,000	206,000	44,000	206,000	44,000

These tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy.  Reinsurance limits are purchased based on the anticipated losses to large events.  If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

Our catastrophe program includes one prepaid reinstatement for the first two layers of coverage, up to $100 million, for a catastrophe other than California earthquake.  A reinstatement must be purchased for the remaining limits.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 85%) and a reinstatement must be purchased for the remaining limits.

Catastrophe Management

We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, terrorist acts, and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels, and by purchasing reinsurance.  Exposure and coverage detail is recorded for each risk location.  We use third party catastrophe exposure models and an internally developed analysis to assess each risk and ensure we include an appropriate charge for assumed catastrophe risks.  Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on a large number of data points, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions, including but not limited to loss amplification and storm surge.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages, and internal preferences.  We monitor the expected rate of return for each of our catastrophe lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance.  As the rate of return decreases, we shrink the book and may purchase less reinsurance.  We are currently in a decreasing rate environment and are reducing our exposure accordingly.  Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

Casualty Reinsurance

Our 2008 casualty reinsurance includes both excess of loss treaties and quota share treaties, as was the case in 2007, and 2006.  With respect to our 2008 Combined Casualty Treaty, we retain between $0.3 million and $1.4 million of the full losses, depending on the type of policy or risk.  This was also the case in 2007.  In 2006, our maximum retained loss was between $0.3 million and $1.5 million.  For our Executive Products Group (EPG) coverage, our maximum retained loss on a policy in 2008 does not exceed $6.0 million.  In 2007 and 2006, our maximum retained loss on any EPG policy was $4.0 million and $3.0 million, respectively.  For our Transportation coverage, we retain between $0.6 million and $0.9 million of the full losses in 2008, depending on the type of policy or risk.  In 2007, we retained between $0.7 million and $0.9 million and in 2006, our maximum retained loss was between $0.6 million and $0.8 million.  Over the past three years, casualty reinsurance rates have been fairly stable.

Surety Reinsurance

Our surety reinsurance treaty is on an excess of loss basis for 2008, as it was in 2007 and 2006.  Under the current treaty, we retain the first $1.0 million in loss (as was the case in 2007 and 2006).  Reinsurance covers the following:

•                  100% of the next $4.0 million in losses;

•                  90% of the next $20.0 million in losses, we retain 10%; and

•                  50% of the next $10.0 million in losses, we retain 50%.

Our maximum net loss for any one principal will not exceed $8.0 million.   For most risks, our potential net loss does not exceed $2.0 million.

Surety reinsurance in 2007 and 2006 covered the following:

•                  100% of the next $4.0 million in losses;

•                  90% of the next $10.0 million in losses, we retained 10%; and

•                  50% of the next $10.0 million in losses, we retained 50%.

Our maximum net loss for any one principal did not exceed $7.0 million.   For most risks, our potential net loss did not exceed $2.0 million.

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

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to bind or underwrite business on our behalf.  The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request.  These agencies may receive some compensation through contingent profit commission.

E-commerce

We are actively employing e-commerce to produce and efficiently process and service business, including package policies for limited service motel/hotel operations, restaurant/bar/tavern operations and at-home businesses, small commercial and personal umbrella risks and surety bonding.

Environmental, Asbestos, and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal, and mass tort claims and exposures through our commercial umbrella, general liability, and discontinued assumed reinsurance lines of business.  The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental claims data (including incurred but not reported losses) for the periods ended 2007, 2006, and 2005:

(dollars in thousands)	Inception-to-date at December 31,
	2007	2006	2005
Loss and Loss Adjustment Expense (LAE) payments
Gross	$56,060	$53,323	$46,685
Ceded	(30,607)	(29,853)	(26,888)

Net	$25,453	$23,470	$19,797
Unpaid losses and LAE at end of year
Gross	$67,891	$48,541	$47,391
Ceded	(29,198)	(25,720)	(30,950)

Net	$38,693	$22,821	$16,441

Our environmental, asbestos and mass tort exposure is limited relative to other insurers as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions. Loss and LAE payments related to these exposures totaled $2.0 million, $3.7 million, and $1.0 million, respectively, for 2007, 2006 and 2005.  During 2007, payment activity was less than we experienced in 2006, but we did experience an unusual amount of case reserve activity. About two-thirds of the increase in net reserves was from case reserve adjustments. A $4.8 million case reserve increase was posted due to a reversal of a previous court decision for a claim involving pollution during the late 1980’s.  In addition, an insurance company we had reinsured in the early 1980’s that went into liquidation in 1986 reported a number of claims in 2007.  The largest of these involves asbestos. Because of this situation, we posted total net case reserves of $2.9 million. Also, a $2.2 million reserve adjustment was made on a 1983 asbestos related claim because the coverage layers below our excess policy had been exhausted. In addition to these case reserve increases, we made a minor adjustment in our emergence pattern assumptions that resulted in an increase in our total reserve position relative to industry benchmarks.

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

Losses and Settlement Expenses

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate amounts for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us.  Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date.  The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution.  These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors.  In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage, and subrogation.  The reserves are reviewed regularly by a team of actuaries we employ.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables.  These variables can be affected by both internal and external events, such as changes in claims handling procedures, claim personnel, economic inflation, legal trends, and legislative changes, among others.  The impact of many of these items on ultimate costs for loss and LAE is difficult to estimate.  Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).  Informed judgment is applied throughout the process.  We continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled.  We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established.

Due to inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability may be different from that anticipated at the reporting date.  Therefore, actual paid losses in the future may yield a materially different amount than currently reserved — favorable and unfavorable.

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

We record two categories of loss and LAE reserves — case-specific reserves and incurred but not reported (IBNR) reserves.

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

We establish IBNR reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to us; claims that have been reported to us that may ultimately be paid out differently than expected by our case-specific reserves; and claims that have been paid and closed, but may reopen and require future payment.

Our IBNR reserving process involves three steps including an initial IBNR generation process that is prospective in nature; a loss and LAE reserve estimation process that occurs retrospectively; and a subsequent discussion and reconciliation between our prospective and retrospective IBNR estimates which includes changes in our provisions for IBNR where deemed appropriate.  These three processes are discussed in more detail in the following sections.

LAE represents the cost involved in adjusting and administering losses from policies we issued.  The LAE reserves are frequently separated into two components: allocated and unallocated.  Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim or case.  Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claims professional typically estimates this cost separately from the loss component in the case reserve.  Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim.  An example of ULAE would be the cost of an internal claims examiner to manage or investigate a reported claim.

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC).  The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives.

Loss and loss adjustment reserves by product line at year-end 2007 and 2006 were as follows:

	2007			2006
(as of December 31, in $ thousands)
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$7,051	$32,666	$39,717	$12,513	$49,667	$62,180
Personal umbrella	19,101	31,498	50,599	20,771	34,010	54,781
General liability	84,222	242,754	326,976	78,290	251,287	329,577
Transportation	59,569	10,209	69,778	60,725	21,911	82,636
Executive products	4,291	26,185	30,476	5,645	27,229	32,874
Other casualty	34,984	70,074	105,058	25,075	57,676	82,751
Property segment net loss and ALAE reserves
Difference in conditions	617	6,372	6,989	648	6,250	6,898
Marine	10,420	10,337	20,757	4,942	4,374	9,316
Other property	21,946	13,378	35,324	31,846	17,165	49,011
Surety segment net loss and ALAE reserves	4,759	14,564	19,323	2,828	28,298	31,126
Latent liability net loss and ALAE reserves	21,103	17,590	38,693	10,754	12,068	22,822
Total net loss and ALAE reserves	268,063	475,627	743,690	254,037	509,935	763,972
ULAE reserves	—	31,238	31,238	—	29,134	29,134
Total net loss and LAE reserves	$268,063	$506,865	$774,928	$254,037	$539,069	$793,106

We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses.   Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2007, make a reasonable provision to meet our future obligations.

Initial IBNR Generation Process

Initial carried IBNR reserves are determined through a reserve generation process.   The intent of this process is to establish an initial total reserve that will provide a reasonable provision for the ultimate value of all unpaid loss and ALAE liabilities.  For most casualty and surety products, this process involves the use of an initial loss and ALAE ratio that is applied to the earned premium for a given period.  The result is our best initial estimate of the expected amount of ultimate loss and ALAE for the period by product.  Paid and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve.

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR.  Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an initial loss percentage applied to the rolling 12 month’s premium earned.  No deductions for paid or case reserves are made.  This alternative method of determining initial IBNR reacts more quickly to the actual loss emergence and is more appropriate for our property products where final claim resolution occurs quickly.

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually.  Prospective estimates are made based on historical loss experience adjusted for price change and loss cost inflation.  The initial loss and ALAE ratios also reflect some provision for estimation risk.  We consider estimation risk by segment and product line.  A segment with greater overall volatility and uncertainty has greater estimation risk.  Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

•                                          significant changes in underlying policy terms and conditions,

•                                          a new business,

•                                          significant exposure growth or turnover,

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

The historical and prospective loss and ALAE estimates along with the risks listed are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes, and prevailing risk factors.  The LRC makes all final decisions regarding changes in the initial loss and ALAE ratios.

Loss and LAE Reserve Estimation Process

A full analysis of our loss reserves takes place at least semi-annually.  The purpose of these analyses is to provide validation of our carried loss reserves.  Estimates of the expected value of the unpaid loss and LAE are derived using actuarial methodologies.  These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

We use historical development patterns, estimations of the expected loss ratios, and standard actuarial methods to derive an estimate of the ultimate level of loss and LAE payments necessary to settle all the claims occurring as of the end of the evaluation period.  Once an estimate of the ultimate level of claim payments has been derived, the amount of paid loss and LAE and case reserve through the evaluation date is subtracted to reveal the resulting level of IBNR.

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

The methodologies we have chosen to incorporate are a function of data availability and appropriately reflective of our own book of business.  There are a number of additional actuarial methods that are available but are not currently being utilized because of data constraints or because the methods were either deemed redundant or not predictive for our book of business.  From time to time, we evaluate the need to add supplementary methodologies.  New methods are incorporated if it is believed that they improve the estimate of our ultimate loss and LAE liability.  All of the actuarial methods tend to converge to the same estimate as an accident year matures.  Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

Paid Loss Development — Historical payment patterns for prior claims are used to estimate future payment patterns for current claims.  These patterns are applied to current payments by accident year to yield expected ultimate loss.

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

Incurred Loss Development — Historical case-incurred patterns (paid losses plus case reserves) for past claims are used to estimate future case-incurred amounts for current claims.  These patterns are applied to current case-incurred losses by accident year to yield an expected ultimate loss.

Strengths:  Losses are reported more quickly than paid, therefore, the estimates stabilize sooner.  The method reflects more information (claims department case reserve) in the analysis than the paid loss development method.

Weaknesses:  Method involves additional estimation risk if significant changes to case reserving practices have occurred.

Case Reserve Development — Patterns of historical development in reported losses relative to historical case reserves are determined. These patterns are applied to current case reserves by accident year and the result is combined with paid losses to yield an expected ultimate loss.

Strengths:  Like the incurred development method, this method benefits from using the additional information available in case reserves that is not available from paid losses only. It also can provide a more reasonable estimate than other methods when the proportion of claims still open for an accident year is unusually high or low.

Weaknesses:  It is subject to the risk of changes in case reserving practices or philosophy. It may provide unstable estimates when an accident year is immature and more of the IBNR is expected to come from unreported claims rather than development on reported claims.

Expected Loss Ratio — Historical loss ratios, in combination with projections of frequency and severity trends as well as estimates of price and exposure changes, are analyzed to produce an estimate of the expected loss ratio for each accident year.  The expected loss ratio is then applied to the earned premium for each year to estimate the expected ultimate losses.  The current accident year expected loss ratio is also used as the input in the determination of the prospective loss and ALAE ratio used in our initial IBNR generation process.

Strengths:  Reflects an estimate independent of how losses are emerging on either a paid or a case reserve basis.  Method is particularly useful in the absence of historical development patterns or where losses take a long time to emerge.

Weaknesses:  Ignores how losses are actually emerging and thus produces the same estimate of ultimate loss regardless of favorable/unfavorable emergence.

Paid and Incurred Bornhuetter/Ferguson (BF) — This approach blends the expected loss ratio method with either the paid or incurred loss development method.  In effect, the BF methods produce weighted average indications for each accident year.  As an example, if the current accident year for commercial automobile liability is estimated to be 20% paid, then the paid loss development method would receive a weight of 20%, and the expected loss ratio method would receive an 80% weight.  Over time, this method will converge with the ultimate estimated in the respective loss development method.

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

The actuarial point estimates typically follow a progression that places significant weight on the BF methods when accident years are younger and claims emergence is immature.  As accident years mature and claims emerge over time, increasing weight is placed on the incurred development method, the paid development method, and the case reserve development method.  For product lines with faster loss emergence, the progression to greater weight on the incurred and paid development methods occurs more quickly.

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

Our estimates of ultimate loss and LAE reserves are subject to change as additional data emerges.  This could occur as a result of change in loss development patterns, a revision in expected loss ratios, the emergence of exceptional loss activity, a change in weightings between actuarial methods, the addition of new actuarial methodologies or new information that merits inclusion, or the emergence of internal variables or external factors that would alter our view.

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

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves.  The human element in the application of judgment is unavoidable when faced with material uncertainty.  Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences, and areas of focus.  Hence, the estimate selected by various qualified experts may differ materially from each other.  We consider this uncertainty by examining our historic reserve accuracy.

Given the significant impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing.  We have incorporated data validity checks and balances into our front-end processes.  Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC.  As part of this discussion, the analysis supporting an indicated point estimate of the IBNR loss reserve by product is reviewed.  The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated point estimate.  Quarterly, we also consider the actual loss emergence as compared to the expected loss emergence derived from the last full loss and LAE analyses.  A review of the resulting variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place.  After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment.

As a predominantly excess and surplus lines and specialty insurer servicing niche markets, we believe there are several reasons to carry — on an overall basis — reserves above the actuarial point estimate.  We believe we are subject to above average variation in estimates and that this variation is not symmetrical around the actuarial point estimate.

One reason for the variation is the above average policyholder turnover and changes in the underlying mix of exposures typical of an excess and surplus lines business.  This constant change can cause estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.  Also, as a niche market writer, there is little industry-level information for direct comparisons of current and prior experience and other reserving parameters.  These unknowns create greater than average variation in the actuarial point estimates.

Actuarial methods attempt to quantify future events. Insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and often many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued.  Many of these policies are issued on an “all risk” and occurrence basis.  Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent.  Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language on mold and construction defect, and debates over wind versus flood as the cause of loss from major hurricane events.

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate.  Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty

segment where the most significant estimation risks reside.   These estimation risks are considered when setting the initial loss ratio for the product and segment.  In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods.  It is also possible that the risks materialize in an amount above that we considered when booking our initial loss reserves.  In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

Our best estimate of our loss and LAE reserves may change depending on a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes, and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and update them by adopting industry best practices where appropriate. As previously disclosed in our third quarter, 2007 quarterly report on Form-10Q, such a review was undertaken in 2007. We performed a detailed, ground-up analysis of the actuarial estimation risks associated with each of our products and segments, including an assessment of industry information.

Based on this review, we have made certain refinements to our reserving methodologies to include a more detailed consideration of the impact of risk factors on total recorded reserves through increased internal dialogue among the claim, underwriting, risk management and actuarial departments, greater transparency of the actuarial process and results, and improved reserving diagnostics. Overall, these enhancements and improved information provide better and faster feedback to management regarding loss development resulting in greater overall confidence in the actuarial estimates. This and the increased stability in our business in the last few years have diminished the needed level of carried reserves above the actuarial point estimate. We believe that these reserve methodology enhancements have improved the overall accuracy of our best estimate of loss and LAE reserves. In 2007, over half of the favorable development on prior years’ loss reserves was the result of the ground-up risk assessment and subsequent refinements to our methodologies and estimates.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our enhanced loss reserving processes reflect industry best practices and our methodologies continue to result in a reasonable provision for necessary reserve levels.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities.  They are the actual losses that are reported, the expected loss emergence pattern, and the expected loss ratios used in the analyses.  If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions.  We may change expected loss emergence patterns, the expected loss ratios used in our analysis, and/or the weights we place on a given actuarial method.  The impact will be much greater and more leveraged for products with longer emergence patterns.  Our general liability product is an example of a product with a relatively long emergence pattern.  We have constructed a chart below that provides some sensitivities to certain key parameters driving our loss reserve estimate for general liability.   We believe the scenarios to be reasonable as similar favorable variations have occurred over the last four years.  The numbers below are the resulting change in ultimate loss and ALAE in millions of dollars as a result of the change in the parameter shown.

	Result from favorable	Result from unfavorable
	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	($20.0)	$20.0

+/-10% change in expected emergence patterns	($8.1)	$7.7

+/-10% change in actual loss emergence over a calendar year	($6.6)	$6.6

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (10%).	($34.2)	$34.8

There are often significant inter-relationships between our reserving assumptions that have offsetting or compounding effects on the reserve estimate.  Thus, in almost all cases, it is impossible to discretely measure the effect of a single assumption or construct a meaningful sensitivity expectation that holds true in all cases.  The scenario above is representative of general liability, one of our largest, and longest-tailed, products.  It is unlikely that all of our products would have variations as wide as illustrated in the example.  It is also unlikely that all of our products would simultaneously experience favorable or unfavorable loss development in the same direction or at their extremes during a calendar year.  Because our portfolio is made up of a diversified mix of products, there would ordinarily be some offsetting favorable and unfavorable emergence by product as actual losses start to emerge and our loss estimates become more refined.

It is difficult for us to predict whether the favorable loss development observed in 2005 through 2007 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves for each of the last 10 years.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  During 2008, it would be reasonably likely for us to observe development relating to prior years’ reserve estimates across all of our products ranging from approximately $50 million favorable to $25 million unfavorable.

Historical Loss and LAE Development

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2007, 2006, and 2005.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Unpaid losses and LAE at beginning of year:

Gross	$1,318,777	$1,331,866	$1,132,599
Ceded	(525,671)	(593,209)	(464,180)
Net	$793,106	$738,657	$668,419
Increase (decrease) in incurred losses and LAE:
Current accident year	$296,047	$300,292	$313,643
Prior accident years	(105,179)	(43,403)	(62,473)
Total incurred	$190,868	$256,889	$251,170

Loss and LAE payments for claims incurred:
Current accident year	$(46,598)	$(47,994)	$(43,062)
Prior accident years	(162,448)	(154,446)	(137,870)
Total paid	$(209,046)	$(202,440)	$(180,932)

Net unpaid losses and LAE at end of year	$774,928	$793,106	$738,657

Unpaid losses and LAE at end of year:
Gross	$1,192,178	$1,318,777	$1,331,866
Ceded	(417,250)	(525,671)	(593,209)
Net	$774,928	$793,106	$738,657

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

The table below summarizes our prior accident years’ loss reserve development by segment for 2007, 2006, and 2005.

(in thousands)	2007	2006	2005
(Favorable)/Unfavorable reserve development by segment
Casualty	$(87,397)	$(40,030)	$(57,505)
Property	(6,690)	(1,784)	(7,581)
Surety	(11,092)	(1,589)	2,613
Total	$(105,179)	$(43,403)	$(62,473)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2007.  We periodically review our loss reserve estimates and underlying actuarial reserving methodologies in order to assess their accuracy and suitability, and to benchmark our reserving practices against industry best practices. A detailed assessment of recent trends and reserve risk factors was undertaken in 2007. As part of our reviews, we performed a more detailed, ground-up analysis of the actuarial estimation risks associated with each of our products and segments, including an assessment of industry information.

Our analyses also revealed that our quarterly actuarial reserve estimates over recent historical periods have shown a downward trend as a result of a moderating loss trend environment, improvements in policy terms and conditions and a favorable underlying exposure mix that occurred during the hard market period from 2001 through 2004.

Based on this review, we have made certain refinements to our reserving methodologies to include a more detailed consideration of the impact of risk factors on total recorded reserves through increased internal dialogue among the claim, underwriting, risk management and actuarial departments, greater transparency of the actuarial process and results, and improved reserving diagnostics. Overall, these enhancements and improved information provide better and faster feedback to management regarding loss development resulting in greater overall confidence in the actuarial estimates. This and the increased stability in our business in the last few years have diminished the needed level of carried reserves above the actuarial point estimate. We believe that these reserve methodology enhancements have improved the overall accuracy of our best estimate of loss and LAE reserves. Over half of the favorable prior years’ loss development was the result of this detailed assessment and resulting changes in our booked reserves.

Our casualty segment was most impacted by prior years’ loss development realizing a total of $87.4 million of favorable emergence. All casualty products were impacted by the enhanced risk assessment previously mentioned. Our general liability, transportation, personal umbrella, and professional liability products realized favorable development of $42.5 million, $19.6 million, $10.5 million, and $8.1 million, respectively. This favorable emergence was concentrated in accident years 2004-2006. As a result of significant favorable loss development observed over the past several years for our general liability product, we reassessed the expected loss ratios used in our actuarial analysis and subsequently lowered them for the construction classes. For our transportation and personal umbrella products, we reassessed and subsequently lowered the loss development factors in our analysis reflecting our observation that the emergence patterns were more favorable than previously anticipated. Finally, our professional liability products realized actual loss emergence much more favorably than expected.

The property segment realized $6.7 million of favorable prior years’ development. The favorable emergence was realized across almost all of our property products, predominantly in accident years 2005 and 2006. We also executed a favorable reinsurance commutation impacting accident years prior to 2000.

The surety segment realized $11.1 million of favorable prior years’ development. Almost all of the development was the result of the risk reassessment and reflection of significantly lower reserve risk now that we reached a settlement with the larger banks involved in the CMC litigation (see note 10 of Notes to Consolidated Financial Statements, as attached in Exhibit 13, for more details).

2006.  During 2006, we continued to experience favorable loss development and a reduction in prior years’ loss reserve estimates. Pricing increased substantially and policy terms and conditions became more favorable for most of our products during the 2001-2004 policy years. Many of the improvements in market conditions were difficult to quantify at the time of the original estimate. Our significant growth in premium and exposures made precise quantification of these changes even more challenging. In 2006, losses continued to emerge on the prior accident years much more favorably than we expected when making our original estimates. We experienced favorable development of $43.4 in aggregate on prior years’ estimates.

Of this decrease to prior years’ loss reserve estimates, approximately $40.0 million occurred in the casualty segment. The development is primarily from our general liability, executive products liability, and Texas employer’s indemnity products. In our general liability product we experienced $25.4 million of favorable development. Most of this development came from the 2004 and 2005 accident years. As part of our normal reserving process, we reviewed the expected loss ratios used in several of our reserving methods. This review confirmed the favorable emergence from 2002-2005 accident years. As a result of this study, the expected loss ratios were reduced for 2004-2006 with the most significant change occurring to the 2005 accident year. Approximately $15.4 million of the favorable general liability development can be attributed to this update in expected loss ratios. The remaining portion of the decrease in prior year’s loss reserve estimate was the result of the continued favorable loss emergence and the natural progression of shifting more weight to our incurred and paid development methods as accident years get older. In our executive products liability business, we experienced $7.4 million of favorable development. Most of this change can be attributed to accident years 2001, 2003, and 2004. The estimates improved as a result of lower than expected loss severity in those accident years. For our Texas employer’s indemnity product, we experienced $5.7 million of favorable development. We experienced significantly less loss emergence than expected for accident years prior to 2003 and benefited from favorable settlements on several claims in accident years 2001-2003.

Overall, our property and surety segments experienced relatively small changes in prior years’ estimates of reserves. However, we experienced $4.2 million of favorable development from 2004 and 2005 hurricane estimates. We also saw $7.2 million of unfavorable development on our construction product that is in runoff. Most of this development came from accident years 2002-2005. The construction emergence pattern revealed itself to be longer than originally anticipated and has not behaved consistent with reporting patterns expected from a property segment. We do not anticipate any further significant deterioration in our estimates.

2005.  During 2005, we experienced an aggregate of $62.5 million of favorable development. Of this total, approximately $57.5 million occurred in the casualty segment. It was primarily from accident years 2002, 2003, and 2004 for our general liability, specialty programs, and transportation products. Pricing and policy terms and conditions rapidly became more favorable for most of our products beginning in 2002. Many of the improvements in market conditions were difficult to quantify at the time of our original estimate. Our significant growth in premium and exposures over this same time period made precise quantification of these changes more challenging because of the resulting mix changes, new exposures underwritten for the first time, and uncertainty in whether the new exposures would have similar emergence patterns as those reflected in our historical data. We appropriately reflected these significant risks in our 2002-2004 initial carried reserves for this business. During 2005, we regularly observed emergence of losses lower than expected for these accident years as the anticipated risks failed to materialize. This resulted in a re-evaluation and corresponding reduction in expected loss ratios used in the loss reserving analysis for these products. The lower than expected emergence, lower expected loss ratios, and the natural progression of increased weighting on the incurred and paid development actuarial methods caused the reserve estimate to decrease. In response to the reduction in reserve estimates, we released $36.8 million, $11.6 million, and $6.3 million of IBNR loss and LAE reserves to general liability, specialty programs, and transportation, respectively. The release for these products was consistent with our loss reserving processes. These releases comprise a majority of the favorable development within our casualty segment.

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

The following table presents the development of our balance sheet reserves from 1997 through 2007. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

Adverse loss and LAE reserve development can be observed in the table for years ending 1999-2002 on a net basis, and 1999-2003 on a gross basis.  This development is related to unexpectedly large increases in loss frequency and severity and unquantifiable expansion of policy terms and conditions that took place in accident years 1997-2001 for our casualty segment.  These causes widely impacted the property and casualty insurance industry during this time as soft market conditions were prevalent.  These factors, combined with our rapid growth during 1999-2002, caused significant estimation risk, and thus had a related impact on our reserve liabilities for those years.

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

	Year Ended December 31,
(Dollars in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	& Prior
Net Liability for unpaid losses and Settlement expenses at end of the year	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928
Paid cumulative as of:
One year later	54,927	53,892	65,216	92,788	98,953	94,465	129,899	137,870	154,446	162,448
Two years later	98,188	88,567	113,693	155,790	159,501	182,742	212,166	239,734	270,210
Three years later	120,994	114,465	149,989	192,630	211,075	234,231	273,019	324,284
Four years later	136,896	132,796	172,443	222,870	238,972	269,446	322,050
Five years later	149,324	145,888	191,229	237,464	260,618	300,238
Six years later	159,048	159,153	200,610	250,092	281,775
Seven years later	168,984	165,277	209,288	261,612
Eight years later	173,367	171,709	216,934
Nine years later	178,528	176,310
Ten years later	182,423
Liability re-estimated as of:
One year later	245,150	243,270	273,230	309,021	340,775	393,347	520,576	605,946	695,254	687,927
Two years later	248,762	233,041	263,122	301,172	335,772	394,297	485,146	577,709	636,356
Three years later	232,774	229,750	263,639	314,401	344,668	397,772	478,113	566,181
Four years later	220,128	217,476	262,156	319,923	355,997	409,597	490,022
Five years later	218,888	207,571	264,383	323,698	359,161	424,809
Six years later	209,884	205,563	264,569	323,642	377,264
Seven years later	210,843	204,002	264,305	340,498
Eight years later	213,095	204,597	280,666
Nine years later	214,226	219,304
Ten years later	227,575
Net cumulative redundancy (deficiency)	$20,977	$27,958	$(5,752)	$(40,444)	$(50,014)	$(32,857)	$41,371	$102,238	$102,301	$105,179

Gross liability	$404,263	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178
Reinsurance recoverable	(155,711)	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)
Net liability	$248,552	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928

Gross re-estimated liability	$449,495	$398,698	$641,835	$787,421	$797,785	$895,140	$946,529	$1,013,661	$1,131,957	$1,104,226
Re-estimated recoverable	(221,920)	(179,394)	(361,169)	(446,923)	(420,521)	(470,331)	(456,507)	(447,480)	(495,601)	(416,299)
Net re-estimated liability	$227,575	$219,304	$280,666	$340,498	$377,264	$424,809	$490,022	$566,181	$636,356	$687,927
Gross cumulative redundancy (deficiency)	$(45,232)	$16,825	$(121,341)	$(247,671)	$(193,280)	$(162,302)	$(43,088)	$118,938	$199,909	$214,551

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

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Statutory net premiums written	$538,763	$551,536	$494,565	$511,212	$474,094
Policyholders’ surplus	752,004	746,905	690,547	605,967	546,586
Ratio	0.7 to 1	0.7 to 1	0.7 to 1	0.8 to 1	0.9 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2007	2006	2005	2004	2003

Loss ratio	35.1	48.4	51.1	59.9	60.2

Expense ratio	36.3	35.7	34.9	32.3	31.8

Combined ratio	71.4	84.1	86.0	92.2	92.0

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

	Year Ended December 31,
Statutory	2007		2006		2005		2004		2003

Loss ratio	35.1		48.4		51.1		59.9		60.2

Expense ratio	38.2		35.6		35.6		33.9		32.9

Combined ratio	73.3		84.0		86.7		93.8		93.1

Industry combined ratio	93.8	(1)	92.7	(2)	101.2	(2)	98.9	(2)	100.1	(2)

(1)           Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2007.

(2)           Source:  A.M. Best Aggregate & Averages — Property-Casualty (2007 Edition) statutory basis.

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

During 2007, we allocated the majority of available cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2007, 96 percent of the fixed income portfolio was rated A or better and 87 percent was rated AA or better.

As of December 31, 2007, the municipal bond component of the fixed income portfolio decreased $28.4 million, to $472.5 million and comprised 34 percent of our total fixed income portfolio, versus 37 percent of the total portfolio at year-end 2006.  Investment grade corporate securities totaled $329.8 million compared to $352.4 million at year-end 2006 and comprised 24 percent of our total fixed income portfolio versus 26 percent at year-end 2006.  The taxable U.S. government and agency portion of the fixed income portfolio increased by $67.6 million to $570.1 million, or 42 percent, of the total in 2007 versus 37 percent in 2006.

We currently classify 5 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (94 percent) or trading (1 percent) and are carried at fair value. As of December 31, 2007, we maintained $1.3 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Recent market activity put pressure on securities containing subprime mortgage exposure.  We define subprime mortgages as loans which include one or more of the following: a weak credit score (FICO score of less than 640), high debt-to-income ratio, high loan-to-value ratio, or undocumented income.  Our exposure to subprime lending is limited to investments within the fixed income investment portfolio which contains securities collateralized by mortgages that have characteristics of subprime lending such as home equity mortgages.  These investments are in the form of asset-backed securities collateralized by subprime mortgages and collateralized mortgage obligations back by alternative documentation mortgages.  The total carrying value of these investments is less than $10 million comprising less than 1% of our total fixed income portfolio.  The credit rating of all of these securities was AAA as of December 31, 2007 and reflects our practice of minimizing exposure to low quality (subprime type) credit risk.  In addition, all of the securities containing subprime collateral were originated before 2005.  We did not recognize any impairment write downs in the investment portfolio, including subprime mortgages during the periods presented herein.

Aggregate maturities for the fixed-income portfolio as of December 31, 2007, are as follows:

(thousands)	Par Value	Amortized Cost	Fair Value	Carrying Value
2008	$27,060	$27,136	$27,278	$27,210
2009	34,260	34,545	35,027	34,756
2010	47,397	48,235	48,765	48,558
2011	108,419	110,768	112,748	112,170
2012	111,209	114,189	115,949	115,809
2013	99,146	103,245	105,273	104,761
2014	88,731	92,929	93,603	93,437
2015	123,777	125,099	125,336	125,254
2016	91,112	92,385	93,112	93,110
2017	166,756	167,503	168,778	168,778
2018	37,169	38,913	38,788	38,788
2019	31,882	33,171	33,037	33,037
2020	20,917	21,648	21,930	21,930
2021	6,750	7,163	7,352	7,352
2022	47,613	48,629	49,010	49,010
2023	25,848	27,720	27,651	27,651
2024	8,016	8,287	8,270	8,270
2025	3,232	3,231	3,219	3,219
2026	0	0	0	0
2027	3,000	3,004	2,843	2,843
2028	8	8	8	8
2029	5	5	5	5
2030	7,709	7,722	7,497	7,497
2031	4,443	4,436	4,552	4,552
2032	8,293	8,379	8,352	8,352
2033	44,875	45,121	44,158	44,158
2034	23,189	23,272	23,228	23,228
2035	21,518	21,703	21,702	21,702
2036	56,142	55,961	56,541	56,541
2037	51,856	51,326	52,184	52,184
2038	5,627	5,640	5,706	5,706
2039	3,100	3,202	3,223	3,223
2040	8,000	7,918	7,811	7,811
2041	8,324	8,457	8,432	8,432
2042	3,200	3,236	3,286	3,286
2043	2,000	2,020	2,023	2,023
2044	3,000	3,014	3,083	3,083
2045	4,150	4,191	4,315	4,315
2046	0	0	0	0
2047	0	0	0	0
2048	0	0	0	0
2049	320	321	317	317
	$1,338,053	$1,363,732	$1,374,392	$1,372,366

At December 31, 2007, our equity securities were valued at $393.7 million, an increase of $25.5 million from the $368.2 million held at the end of 2006. During 2007, the pretax change in unrealized gains on equity securities was $28.7 million. Equity securities represented 21 percent of cash and invested assets at the end of 2007, an increase from the 20 percent at year-end 2006. As of the year-end 2007, total equity investments held represented 51 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In 2007, we added preferred stocks to our equity portfolio.  This asset class adds diversification and dividend yield to our equity portfolio.  Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.

We had short-term investments and fixed income securities maturing within one year of $100.9 million at year-end 2007. This total represented 5 percent of cash and invested assets versus 7 percent the prior year.  Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Average Invested Assets (1)	$1,834,009	$1,763,016	$1,633,755	$1,451,539	$1,166,694
Net Investment Income (2)(3)	78,901	71,325	61,641	54,087	44,151
Net Realized Gains/(Losses) (3)	28,966	31,045	16,354	13,365	12,138
Change in Unrealized Appreciation/(Depreciation) (3)(4)	(14,650)	34,395	(35,788)	13,200	40,096
Annualized Return on Average Invested Assets	5.1%	7.8%	2.6%	5.6%	8.3%

(1) Average of amounts at beginning and end of each year.

(2) Investment income, net of investment expenses.

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

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces. For example, the state of Florida passed legislation in early 2007 seeking to make residential homeowners’ insurance in Florida more accessible and affordable by imposing regulatory changes and restrictions on many aspects of the insurance market in that state. The impact to us has been immaterial because we currently write a relatively small amount of residential homeowners’ insurance in that state. We will continue to carefully monitor the legislative and regulatory activity in this area.

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by the policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to a small percentage of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future, depending upon the rate of insolvencies of insurance companies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and to comply with our legal obligations.

Broker Contingent Commissions

In 2004, the New York attorney general began an investigation into insurance broker and insurance company activities connected with contingent commission arrangements. The investigation led to lawsuits, both private suits and suits by state attorneys general, and prompted other attorneys general and state insurance departments to conduct further investigations. We have responded to all inquiries from state attorneys general and insurance departments, and have not been subject to any regulatory actions or paid any fees or fines as a result. We conducted an internal investigation of our contingent commission arrangements and related underwriting practices and found no improper actions. We have also established a corporate policy regarding the proper use and authorization of contingent commission agreements. The National Association of Insurance Commissioners (NAIC) has created a model act on these agreements for agents and brokers, and statutes have been proposed or enacted in several states. We continue to closely monitor all legislative developments.

Terrorism Insurance

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

On November 26, 2002, the federal Terrorism Risk Insurance Act of 2002 (TRIA) became law. TRIA was extended through December 31, 2007 and reauthorized through December 31, 2014. The act, as extended and amended, provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of foreign or domestic terrorism is partially reimbursed by the United States under a formula whereby the government pays 85 percent of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is 20 percent of gross earned premium net of a few excludable lines and the federal coverage is limited to $100 billion. Coverage under the act must be made available to policyholders, with certain specified exceptions, in commercial property and casualty policies. The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made terrorism coverage available to applicable policyholders. Given the challenges associated with attempting to assess the possibility of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our affected coverages.

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

The annual certification of our CEO with respect to compliance with the New York Stock Exchange (NYSE) corporate governance listing standards has been submitted to the NYSE and the annual certifications of our CEO and CFO required by the Sarbanes-Oxley Act of 2002 with respect to our 2007 fiscal year have been filed with the SEC as an exhibit to our annual report on Form 10-K for 2007.

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

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation, and instead is regulated principally at the state level. However, federal insurance legislation of various types is periodically proposed in Congress, and in 2007 several bills were introduced in Congress that would impact and regulate various aspects of the insurance industry. These proposed laws covered many areas, including amending and extending the current TRIA law, optional federal charter, streamlining state regulation of nonadmitted insurance, expanding the national flood insurance program, creating a national catastrophe insurance program, and ending the antitrust exemption for insurance companies. However, only the extension and amendment of the TRIA law was enacted, which is not expected to have a material impact on our company. We cannot predict whether one or more of the other proposed bills will again be proposed or enacted in 2008 or later, or the impact of any such enacted laws on our company. We will continue to monitor all significant federal insurance legislation.

Corporate Compliance

We have a code of conduct, corporate governance guidelines, and compliance manual, which provide directors, officers, and employees with guidance and requirements for complying with a variety of federal and state laws and company policies. Electronic versions of these documents, as well as the following documents, are, or will be, available on our web site (www.rlicorp.com): 2007 summary annual report; 2007 financial report; 2008 proxy statement; annual report on Form 10-K for 2007; and charters of the executive resources, audit, finance and investment, strategy, and nominating/corporate governance committees of the board of directors. Printed copies of these documents will be made available upon request without charge to any shareholder.

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

Employees

As of December 31, 2007, we employed a total of 763 associates. Of the 763 total associates, 72 were part-time and 691 were full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “will,” “should,” “anticipate,” “believe,” and similar expressions.  Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development, and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions, and other factors and are subject to various risks, uncertainties, and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.”  Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements.  You should review the various risks, uncertainties, and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The greatest potential risk of loss we face in the ordinary course of our business is property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting Hawaii or the continental U.S.  Most of our past catastrophe-related claims have resulted from earthquakes and hurricanes. For example, we incurred a pre-tax net loss of $64.3 million related to the 1994 Northridge earthquake. In recent years, hurricanes have had a significant impact on our results.  We incurred a pre-tax loss of $22.5 million from the 2005 hurricanes, Katrina, Rita, and Wilma.  We also incurred a pre-tax loss of $9.9 million from the 2004 hurricanes, Charley, Frances, and Ivan.  Catastrophes can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather, and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001.

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

As is typical in our industry, we face risks associated with litigation.  For example, we are currently involved in a complex litigation arising out of an equipment and vehicle leasing program of Commercial Money Center (CMC). We were also a defendant in complex private litigation brought against insurance brokers and insurance companies which alleges injury from the payment of contingent commissions by insurers to brokers, but have been released from the suit without payment of any settlement fees.  These lawsuits are described in further detail in Item 3, Legal Proceedings. While it is impossible to ascertain the ultimate outcome of the CMC matter at this time, we believe, based upon facts known to date, that our positions are meritorious and that the final resolution of this matter will not have a material adverse effect on our financial position or results of operations, taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us in the CMC matter or another matter, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.

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

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2007, our investment portfolio consisted of $1.4 billion in fixed income securities, $393.7 million in equity securities and $73.7 million in short-term investments. For the 12 months ended December 31, 2007, we experienced a $14.7 million pre-tax unrealized loss on our investment portfolio. However, for the fiscal year ended December 31, 2006, we experienced $34.4 million in pre-tax unrealized gains on our investment portfolio. The 2007 loss and the 2006 gain reflect primarily the overall stock market and bond market fluctuations experienced during those periods. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition.

Recent market activity put pressure on securities containing subprime mortgage exposure. We define subprime mortgages as loans which include one or more of the following: a weak credit score (FICO score of less than 640), high debt-to-income ratio, high loan-to-value ratio, or undocumented income. Our exposure to subprime is through direct investments in subprime-backed mortgage products and is less than $10 million.  All of these securities are rated AAA and have been paying as agreed. These securities are fixed rate, exclude interest rate resets, were issued prior to 2005, and are not currently on watch from any major rating agency.

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

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s, and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2007. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Insurance Company, Mt. Hawley Insurance Company, and RLI Indemnity Company (RLI Group). Standard and Poor’s reaffirmed our “A+, Strong” rating for the group.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Group.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by any of A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

We are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

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

In addition to regulations specific to the insurance industry, as a public company we are also subject to regulation by the U. S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance, and shareholder matters.  We monitor these regulations and rules on an ongoing basis, and make appropriate changes as necessary.  Implementing such changes may require adjustments to our business methods, increase our costs and other changes that could cause us to be less competitive in our industry.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we cannot attract or retain top-performing executive officers, underwriters, and other personnel, or if the quality of their performance decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive dividends from our insurance subsidiaries in needed amounts.

RLI Corp. is the holding company for our three principal insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution is limited by Illinois law to the greater of 10 percent of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or their net income for the 12-month period ending December 31 of the preceding year. These levels may be exceeded in some cases with prior approval from the Illinois Department of Insurance.  The maximum dividend distribution that can be paid by RLI Insurance Company during 2008 without prior insurance department approval is $126.2 million, or RLI Insurance Company’s 2007 net income. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2007, RLI Insurance Company paid total dividends of $149.7 million to RLI Corp. after obtaining permission for special dividends from the Illinois Department of Insurance.

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

Breaches or interruptions of our computer systems could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to issue policies, pay claims, run modeling functions, and complete various internal processes.  These systems may be exposed to unplanned interruption, unreliability, and data breaches.  Any such issues could materially impact our company, including the impairment of information availability, compromise of system integrity/accuracy, reduction of our volume of transactions, and interruption of our general business.  Although we believe we currently have adequate safeguards in place, we cannot guarantee that such problems will never occur.  If they do, interruption to our business and related costs could be significant, which could impair our profitability.

We may not be able to effectively start up or integrate a new product opportunity.

Our ability to grow our business depends in part on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model.  New product launches are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, assessing opportunity costs and regulatory burdens, and planning for internal infrastructure needs.  If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow organically and profitably will be impaired.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We own five commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 20.6 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Insurance Company and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as storage for furniture and equipment and office space.  We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

Most of our branch offices and other company operations lease office space throughout the country.

Item 3.  Legal Proceedings

The following is a description of a complex set of litigation wherein we are both a plaintiff and a defendant. While it is impossible to ascertain the ultimate outcome of this matter at this time, we believe, based upon facts known to date, that our position is meritorious. Our opinion is that the final resolution of these matters will not have a material adverse effect on our financial statements taken as a whole.

We are the plaintiff in an action captioned RLI Insurance Co. v. Commercial Money Center (“CMC”), which was filed in U.S. District Court, Southern District of California (San Diego) on February 1, 2002. Other defendants in that action are Commercial Servicing Corporation (“CSC”), Sterling Wayne Pirtle, Anita Pirtle, Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank and Sky Bank. We filed a similar complaint against the Bank of Waukegan in San Diego, California Superior Court. Americana Bank & Trust, Atlantic Coast Federal Bank, Lakeland Bank, Sky Bank and Bank of Waukegan are referred to here as the “investor banks.” The litigation arises out of the equipment and vehicle leasing program of CMC. CMC originated leases, procured bonds pertaining to the performance of obligations of each lessee under each lease, and then formed “pools” of such leases that it marketed to banks and other institutional investors. We sued for rescission and/or exoneration of the bonds we issued to CMC and sale and servicing agreements we entered into with CMC and the investor banks, which had invested in CMC’s equipment leasing program. We contend we were fraudulently induced to issue the bonds and enter into the agreements by CMC, who misrepresented and concealed the true nature of its program and the underlying leases originated by CMC (for which bonds were procured). We also sued for declaratory relief to determine our rights and obligations, if any, under the instruments. Each investor bank disputes our claims for relief. CMC is currently in Chapter 7 bankruptcy proceedings.

Between the dates of April 4 and April 18, 2002, each investor bank subsequently filed a complaint against us in various state courts, which we removed to U.S. District Courts. Each investor bank sued us on certain bonds we issued to CMC as well as a sale and servicing agreement between the investor bank, CMC and us. Each investor bank sued for breach of contract, bad faith and other extra-contractual theories. We have answered and denied each investor bank’s claim to entitlement to relief. The investor banks claim entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorney’s fees and interest. On October 25, 2002, the judicial panel for multi-district litigation (“MDL Panel”) transferred 23 actions pending in five federal districts involving numerous investor banks, five insurance companies and CMC to the Federal District Court for the Northern District of Ohio for consolidated pre-trial proceedings, assigning the litigation to the Honorable Kathleen O’Malley.

In the third quarter of 2005, we reached a confidential settlement agreement with Lakeland Bank. This settlement ended our litigation with Lakeland, but did not resolve our pending litigation with the four other investor banks. The settlement with Lakeland related to surety bonds representing approximately 17 percent of the amount to which the five investor banks had claimed entitlement. The settlement did not have a material adverse effect on our financial statements taken as a whole. In addition, in August 2005, the Federal District Court denied outright the investor banks’ motion for judgment on the pleadings and subsequently ordered all remaining cases to mandatory mediation. Mediations held in January 2006 between us and each of the four remaining investor banks did not resolve the claims of those investor banks. In September 2006, the Court issued a case management order governing expert witness discovery and future motion practice. In the second quarter of 2007, we reached a confidential settlement agreement with Sky Bank. In the third quarter of 2007, we reached a confidential settlement agreement with Ameriana Bank. These settlements ended our litigation with Sky Bank and Ameriana Bank but did not resolve our pending litigation with the remaining two investor banks (Bank of Waukegan and Atlantic Coast Federal, whose combined initial bond penal sum claims total approximately $9.3 million). The settlements with Sky Bank and Ameriana Bank related to surety bonds representing approximately 66 percent of the amount to which the five investor banks had claimed entitlement. In total, our settlement with the three investor banks noted above related to surety bonds representing approximately 83 percent of the amount to which the five investor banks had claimed entitlement. While we cannot predict the ultimate outcome of the pending litigation between us and the remaining two investor banks at this time, we continue to believe we have meritorious defenses with respect to each of the banks making claims against us and will continue to vigorously assert those defenses in the pending litigation.

Our financial statements contain an accrual for costs relating to this matter, included in unpaid losses and settlement expenses, as well as an accrual to cover rescission of collected premium related to the program. In our opinion, final resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operation or cash flows in the period in which the outcome occurred.

In addition to the CMC litigation, during 2007, RLI Corp., RLI Insurance Company and Mt. Hawley Insurance Company were defendants in a lawsuit that sought class-action status in federal court in New Jersey, which was brought in October 2004 against over 100 insurance brokers and insurance companies by a putative class of plaintiffs who purchased insurance from the defendants.  This lawsuit alleged injury through state and federal antitrust violations, RICO violations, breach of fiduciary duties and unjust enrichment resulting from the payment of contingent commissions by the defendant insurers to the defendant brokers. The complaint sought unspecified amounts in damages, including punitive damages, as well as other legal and equitable relief.  We denied all allegations made and vigorously contested the suit.

In the second quarter of 2007, we negotiated a full release from the lawsuit for which we paid no settlement or release fees and in which we did not admit any wrongdoing.  Consequently, this matter was closed.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           (1-3) Refer to the Corporate Data on page 59 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

(4) Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)           Not applicable.

(c)           Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the fourth quarter of fiscal year 2007, we repurchased 1,177,100 shares for $68.6 million under the plan.  The transactions occurred pursuant to open market purchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2007- October 31, 2007	282,500	$57.82	282,500	$137,913,642
November 1, 2007- November 30, 2007	660,500	57.97	660,500	99,625,393
December 1, 2007- December 31, 2007	234,100	59.64	234,100	85,663,186
Total	1,177,100		1,177,100	$85,663,186

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 60 through 61 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 25 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances and deferred policy acquisition costs. A detailed discussion of these critical accounting policies can be found on pages 3 through 8 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on pages 2 through 3 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 25 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 26 through 58 of the 2007 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statements and Schedules attached on page 42.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 54 of the 2007 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 14, inclusive, have not been restated or answered because the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement involves the election of directors.  The information required in these items 10 to 14, inclusive, is incorporated by reference to that proxy statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 53-54.

(b)           Exhibits.  See Exhibit Index on pages 53-54.

(c)                                  Financial Statement Schedules.  The schedules included on attached pages 44 through 52 as required by Regulation S-X are excluded from the Company’s 2007 Financial Report to Shareholders.  See Index to Financial Statements and Schedules on page 42.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2007 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
Joseph E. Dondanville
Senior Vice President, Chief Financial Officer

Date:	February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 25, 2008

By	/s/Joseph E. Dondanville
Joseph E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 25, 2008

By:	/s/Gerald D. Stephens
Gerald D. Stephens, Director

Date	February 25, 2008

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 25, 2008

By:	/s/John T. Baily

John T. Baily, Director

Date:	February 25, 2008

By:	/s/Richard H. Blum
Richard H. Blum, Director

Date:	February 25, 2008

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date:	February 25, 2008

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date	February 25, 2008

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 25, 2008

By:	/s/F. Lynn McPheeters

F. Lynn McPheeters, Director

Date:	February 25, 2008

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 25, 2008

By:	/s/Edward F. Sutkowski
Edward F. Sutkowski, Director

Date:	February 25, 2008

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 25, 2008

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 25, 2008, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 25, 2008

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2007

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$6,656	$6,788	$6,788
U.S. Agencies	335,873	339,171	339,171
Mtge/ABS/CMO*	294,125	295,274	295,274
Corporate	229,587	228,183	228,183
States, political subdivisions, and revenues	408,493	413,889	413,889
Total available-for-sale	$1,274,734	$1,283,305	$1,283,305

Held-to-maturity
U.S. Government	$6,250	$6,382	$6,250
U.S. Agencies	8,912	9,630	8,912
State, political subdivisions, and revenues	58,486	59,661	58,486
Total held-to-maturity	$73,648	$75,673	$73,648

Trading
U.S. Government	$2,150	$2,221	$2,221
U.S. Agencies	1,066	1,087	1,087
Mtge/ABS/CMO*	8,051	8,077	8,077
Corporate	3,983	3,921	3,921
States, political subdivisions, and revenues	100	107	107
Total trading	$15,350	$15,413	$15,413

Total fixed maturities	$1,363,732	$1,374,391	$1,372,366

Equity securities, available-for-sale
Common stock
Public utilities	$29,852	$55,409	$55,409
Banks, trusts and insurance companies	19,379	32,056	32,056
Industrial, miscellaneous and all other	167,234	272,048	272,048
Total common stock	$216,465	$359,513	$359,513

Preferred Stock
Perpetual Preferred Stock	$15,202	$13,098	$13,098
Redeemable Preferred Stock	23,931	21,069	21,069
Total preferred stock	$39,133	$34,167	$34,167

Total equity securities	$255,598	$393,680	$393,680

Short-term investments	$73,731	$73,731	$73,731

Total investments	$1,693,061	$1,841,802	$1,839,777

*Mortgage-backed, asset-backed & collaterialzed mortgage obligations.

Note: See notes 1D and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 43 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2007	2006
ASSETS

Cash	$1	$14
Short-term investments, at cost which approximates fair value	466	34,250
Investments in subsidiaries/investees, at equity value	863,744	841,715
Fixed income:
Available-for-sale, at fair value (amortized cost - $30,013 in 2007)	30,293	0
Property and equipment, at cost, net of accumulated depreciation of $1,570 in 2007 and $1,303 in 2006	5,772	6,024
Deferred debt costs	647	754
Other assets	996	1,848
Total assets	$901,919	$884,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable, affiliates	$7,235	$1,670
Dividends payable	5,561	5,254
Income taxes payable—current	82	8,526
Income taxes payable—deferred	11,255	9,508
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	637	400
Total liabilities	$127,497	$128,085

Shareholders' equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 31,869,596 shares in 2007 and 31,689,740 shares in 2006)	$31,870	$31,690
Paid in capital	192,446	187,632
Accumulated other comprehensive earnings, net of tax	95,701	105,145
Retained earnings	749,767	594,147
Deferred compensation	7,980	7,744
Treasury shares at cost (9,714,456 shares in 2007 and 7,416,762 shares in 2006)	(303,342)	(169,838)
Total shareholders' equity	$774,422	$756,520
Total liabilities and shareholders' equity	$901,919	$884,605

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2007	2006	2005
Net investment income	$1,649	$913	$1,236
Net realized investment gains	364	24,417	5,417
Equity in earnings of unconsolidated investees	7,315	13,702	0
Selling, general and administrative expenses	(9,474)	(8,070)	(6,780)
Interest expense on debt	(6,040)	(6,040)	(6,056)
Earnings (loss) before income taxes	(6,186)	24,922	(6,183)
Income tax expense (benefit)	(2,665)	7,477	(3,933)
Net earnings (loss) before equity in net earnings of subsidiaries	(3,521)	17,445	(2,250)
Equity in net earnings of subsidiaries	179,388	117,194	109,384
Net earnings	$175,867	$134,639	$107,134
Other comprehensive earnings(loss), net of tax
Unrealized gains on securities:
Unrealized holding gains arising during the period	$322	$837	$283
Less: reclassification adjustment for gains included in net earnings	(140)	(2,896)	(1,896)
Other comprehensive earnings (loss)-parent only	182	(2,059)	(1,613)

Equity in other comprehensive earnings (loss) of subsidiaries/investees	(9,626)	24,419	(21,619)
Other comprehensive earnings (loss)	(9,444)	22,360	(23,232)
Comprehensive earnings	$166,423	$156,999	$83,902

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2007	2006	2005
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(3,521)	$17,445	$(2,250)
Adjustments to reconcile net losses to net cash provided by operating activities:
Net realized investment gains	(364)	(24,417)	(5,417)
Depreciation	267	261	259
Other items, net	1,258	(695)	(124)
Change in:
Affiliate balances payable	5,565	(822)	869
Federal income taxes	(4,794)	6,656	814
Stock option excess tax benefit	(2,042)	(2,930)	0
Changes in investment in unconsolidated investees:
Undistributed earnings	(7,315)	(13,702)	0
Dividends received	5,940	16,500	0
Net cash provided by (used in) operating activities	(5,006)	(1,704)	(5,849)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	(47,376)	0	0
Equity securities, available-for-sale	0	(64,180)	(41,727)
Short-term investments, net	0	(33,502)	0
Property and equipment	(15)	(20)	(97)
Sale of:
Fixed income, available-for-sale	7,410	0	0
Equity securities, available-for-sale	0	106,353	34,959
Short-term investments, net	33,784	0	14,260
Property and equipment	0	0	3
Investment in unconsolidated investee	0	32,499	0
Call or maturity of:
Fixed income, available-for-sale	10,000	0	0
Capital contributions to subsidiaries	0	0	(50)
Cash dividends received-subsidiaries	149,722	10,928	13,037
Net cash provided by (used in) investing activities	153,525	52,078	20,385
Cash flows from financing activities
Stock option excess tax benefit	2,042	2,930	0
Proceeds from stock option exercises	2,952	3,254	1,437
Treasury shares purchased	(131,827)	(37,600)	0
Cash dividends paid	(21,699)	(19,007)	(15,928)
Net cash used in financing activities	(148,532)	(50,423)	(14,491)
Net (decrease) increase in cash	(13)	(49)	45
Cash at beginning of year	14	63	18
Cash at end of year	$1	$14	$63

Interest paid on outstanding debt for 2007, 2006, and 2005 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Years ended December 31, 2007, 2006, and 2005

(in thousands)
Segment	Deferred policy Acquisition Costs	Unpaid losses and settlement expenses, gross	Unearned premiums, gross	Net Premiums Earned	Incurred Losses and settlement expenses current year

Year ended December 31, 2007

Casualty segment	$35,141	$1,064,966	$216,589	$343,402	$223,352
Property segment	21,648	99,668	97,046	138,367	62,394
Surety segment	22,093	27,544	41,887	62,709	10,301

RLI Insurance Group	$78,882	$1,192,178	$355,522	$544,478	$296,047

Year ended December 31, 2006

Casualty segment	$33,958	$1,153,509	$241,900	$348,217	$217,956
Property segment	19,808	117,950	107,246	122,581	70,452
Surety segment	20,051	47,318	38,665	59,540	11,884

RLI Insurance Group	$73,817	$1,318,777	$387,811	$530,338	$300,292

Year ended December 31, 2005

Casualty segment	$32,456	$1,104,800	$249,043	$358,893	$239,004
Property segment	18,600	184,133	98,644	80,528	62,925
Surety segment	18,421	42,933	35,996	51,886	11,714

RLI Insurance Group	$69,477	$1,331,866	$383,683	$491,307	$313,643

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

Years ended December 31, 2007, 2006, and 2005

(in thousands)
Segment	Incurred losses and settlement expenses prior year	Policy acquisition costs	Other operating expenses	Net premiums written

Year ended December 31, 2007

Casualty segment	$(87,397)	$79,618	$25,967	$335,401
Property segment	(6,690)	41,841	10,253	137,419
Surety segment	(11,092)	34,151	6,015	65,943

RLI Insurance Group	$(105,179)	$155,610	$42,235	$538,763

Year ended December 31, 2006

Casualty segment	$(40,030)	$75,972	$25,926	$349,834
Property segment	(1,784)	37,590	11,335	139,061
Surety segment	(1,589)	32,214	6,356	62,641

RLI Insurance Group	$(43,403)	$145,776	$43,617	$551,536

Year ended December 31, 2005

Casualty segment	$(57,505)	$83,824	$21,546	$349,465
Property segment	(7,581)	24,281	9,245	89,089
Surety segment	2,613	27,953	4,405	56,011

RLI Insurance Group	$(62,473)	$136,058	$35,196	$494,565

See the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV--REINSURANCE

Years ended December 31, 2007, 2006, and 2005

(in thousands)
Segment	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2007

Casualty	$484,996	$144,502	$2,908	$343,402	0.8%
Property	214,724	77,874	1,517	$138,367	1.1%
Surety	66,174	4,769	1,304	$62,709	2.1%

RLI Insurance Group
Premiums earned	$765,894	$227,145	$5,729	$544,478	1.1%

2006

Casualty	$510,840	$165,813	$3,190	$348,217	0.9%
Property	214,909	94,428	2,100	$122,581	1.7%
Surety	63,155	4,307	692	$59,540	1.2%

RLI Insurance Group
Premiums earned	$788,904	$264,548	$5,982	$530,338	1.1%

2005

Casualty	$512,242	$158,337	$4,988	$358,893	1.4%
Property	163,138	84,731	2,121	80,528	2.6%
Surety	56,103	4,737	520	51,886	1.0%

RLI Insurance Group
Premiums earned	$731,483	$247,805	$7,629	$491,307	1.6%

See the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006, and 2005

(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written off)	Balance at end of period

2007 Allowance for
uncollectible reinsurance	$36,558	$6,773	$(11,910)	$31,421

2006 Allowance for
uncollectible reinsurance	$36,855	$2,092	$(2,389)	$36,558

2005 Allowance for
uncollectible reinsurance	$28,169	$8,990	$(304)	$36,855

See the accompanying report of independent registered accounting firm on page 43 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2007, 2006, and 2005

(in thousands)
Affiliation with Registrant (1)	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums, Gross	Net Premiums Earned	Net Investment Income

2007	$78,882	$1,192,178	$355,522	$544,478	$78,901
2006	$73,817	$1,318,777	$387,811	$530,338	$71,325
2005	$69,477	$1,331,866	$383,683	$491,307	$61,641

	Claims and Claim Adjustment Expenses Incurred Related to:		Amortization	Paid Claims and	Net
	Current Year	Prior Year	of Deferred Acquisition Costs	Claim Adjustment Expenses	Premiums Written

2007	$296,047	$(105,179)	$155,610	$209,046	$538,763
2006	$300,292	$(43,403)	$145,776	$202,440	$551,536
2005	$313,643	$(62,473)	$136,058	$180,932	$494,565

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 43 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles	Incorporated by reference to the Company’s
	of Incorporation	Quarterly Form 10-Q for the Second Quarter
ended June 30, 1997.

3.2	By-Laws	Incorporated by reference to the Company’s Annual
Form 10-K for the year ended December 31, 2006.

4.1	Senior Indenture dated as of	Incorporated by reference to the company’s
	December 9, 2003	Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable	Incorporated by reference to the Company’s
	Trust Agreement	Quarterly Form 10-Q for the Second Quarter
ended June 30, 1993.

10.2	RLI Corp. Incentive Stock	Incorporated by reference to Company’s
	Option Plan	Registration Statement on Form S-8 filed on
March 11, 1996, File No. 333-01637

10.3	Directors’ Stock Option Plan	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
June 6, 1997, File No. 333-28625.

10.4	RLI Corp. Nonemployee Directors’	Incorporated by reference to the Company’s
	Stock Plan	Form S-8 filed on July 28, 2004,
File No. 333-117714.

10.5	RLI Corp. Nonemployee Directors’	Incorporated by reference to the Company’s
	Deferred Compensation Plan	Annual Form 10-K for the year ended
December 31, 2004.

10.6	RLI Corp. Executive Deferred	Incorporated by reference to the Company’s
	Compensation Plan	Annual Form 10-K for the year ended
December 31, 2004.

10.7	Key Employee Excess Benefit Plan	Incorporated by reference to the Company’s
Annual Form 10-K for the year ended
December 31, 2004.

10.8	RLI Corp. Omnibus Stock Plan	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
May 31, 2005, File No. 333-125354.

10.9	RLI Incentive Compensation Plan	Incorporated by reference to the Company’s Form
8-K filed on May 9, 2006.

11.0	Statement re: computation of per	Refer to the Note 1O, “Earnings per share,”
	share earnings	on page 34 of the 2007 Financial Report to
Shareholders, attached as Exhibit 13.

13.0	2007 Financial Report to Shareholders	Attached as Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 55

23.1	Consent of KPMG LLP	Page 56

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 57

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 58

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 59

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 60