Form 10-Q
period 2008-03-31
RLI CORP
filed 2008-04-29
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                      Yes  ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2008 the number of shares outstanding of the registrant’s Common Stock was 21,623,825.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period
(in thousands, except per share data)	Ended March 31,
	2008	2007

Net premiums earned	$135,965	$137,977
Net investment income	19,258	18,990
Net realized investment gains	3,741	4,625
	158,964	161,592
Losses and settlement expenses	69,265	63,060
Policy acquisition costs	41,746	39,764
Insurance operating expenses	10,290	9,556
Interest expense on debt	1,827	1,510
General corporate expenses	2,104	1,877
	125,232	115,767
Equity in earnings of unconsolidated investees	2,229	1,313
Earnings before income taxes	35,961	47,138
Income tax expense	10,502	14,621
Net earnings	$25,459	$32,517

Other comprehensive (loss) earnings, net of tax	(18,826)	600
Comprehensive earnings	$6,633	$33,117

Earnings per share:
Basic:

Basic net earnings per share	$1.16	$1.35
Basic comprehensive earnings per share	$0.30	$1.37

Diluted:

Diluted net earnings per share	$1.14	$1.32
Diluted comprehensive earnings per share	$0.30	$1.34

Weighted average number of common shares outstanding
Basic	21,899	24,144
Diluted	22,281	24,702

Cash dividends declared per common share	$0.23	$0.20

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,319,723	$1,283,305
Held-to-maturity, at amortized cost	63,191	73,648
Trading, at fair value	15,564	15,413
Equity securities, at fair value	320,926	359,513
Preferred stock, at fair value	43,978	34,167
Short-term investments, at cost	72,085	73,731
Total investments	1,835,467	1,839,777
Accrued investment income	17,921	18,296
Premiums and reinsurance balances receivable	88,158	105,937
Ceded unearned premium	64,354	71,021
Reinsurance balances recoverable on unpaid losses	431,910	417,250
Deferred policy acquisition costs	77,192	78,882
Property and equipment	19,941	20,050
Investment in unconsolidated investees	40,445	38,162
Goodwill and indefinite-lived intangibles	26,214	26,214
Other assets	7,925	10,934
TOTAL ASSETS	$2,609,527	$2,626,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,234,342	$1,192,178
Unearned premiums	333,778	355,522
Reinsurance balances payable	34,379	38,273
Notes payable, short-term debt	28,148	27,975
Income taxes-current	3,758	0
Income taxes-deferred	15,368	25,042
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	30,320	39,303
Other liabilities	81,864	73,808
TOTAL LIABILITIES	$1,861,957	$1,852,101

Shareholders’ Equity
Common stock ($1 par value) (31,894,881 shares issued at 3/31/08) (31,869,596 shares issued at 12/31/07)	31,895	31,870
Paid-in capital	193,616	192,446
Accumulated other comprehensive earnings	76,875	95,701
Retained earnings	770,252	749,767
Deferred compensation	7,655	7,980
Less: Treasury shares at cost (10,271,056 shares at 3/31/08) (9,714,456 shares at 12/31/07)	(332,723)	(303,342)
TOTAL SHAREHOLDERS’ EQUITY	747,570	774,422
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,609,527	$2,626,523

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Period
	Ended March 31,
(in thousands)	2008	2007

Net cash provided by operating activities	$48,085	$25,310
Cash Flows from Investing Activities
Investments purchased	(196,261)	(96,813)
Investments sold	22,745	39,119
Investments called or matured	149,664	37,252
Net change in short-term investments	9,997	17,889
Changes in notes receivable	0	500
Net property and equipment purchased	(797)	(330)
Net cash used in investing activities	$(14,652)	$(2,383)

Cash Flows from Financing Activities
Cash dividends paid	$(5,095)	$(4,855)
Payment on short-term debt	(27,975)	0
Proceeds from issuance of short-term debt	28,148	0
Stock option plan share issuance	1,108	780
Excess tax benefit from exercise of stock options	87	79
Treasury shares purchased	(29,706)	(18,931)
Net cash used in financing activities	$(33,433)	$(22,927)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at March 31	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2008 and the results of its operations for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

SFAS No. 157, Fair Value Measurements (SFAS 157)

On January 1, 2008, we partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  As allowed under Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-2 (see Pending Accounting Standards), we have elected not to fully adopt SFAS 157 at this time and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  SFAS 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchical disclosure framework for assets and liabilities measured at fair value.  The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability. SFAS 157 became effective for fiscal years beginning after November 15, 2007.  The partial adoption of SFAS 157 had no impact on our financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 became effective for fiscal years beginning after November 15, 2007.  We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

C.             PENDING ACCOUNTING STANDARDS

FSP FAS 157-2, Effective Date of FASB Statement No. 157

FASB Staff Position (FSP)FAS 157-2 delays the effective date of FAS 157, Fair Value Measurements, to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.  Partial deferral of FAS 157 would apply to our goodwill.

D.            INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at March 31, 2008 and December 31, 2007.  Annual impairment testing was performed during 2007, pursuant to the requirements of SFAS 142.  Based upon this review, this asset was not impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that were amortized under SFAS 142 during the periods presented relate to our purchase of customer-related and marketing-related intangibles.  These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first three months of 2007. There is no amortization expense in 2008 as these assets were fully amortized in 2007.

E.              EARNINGS PER SHARE

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

Pursuant to disclosure requirements contained in SFAS 128,”Earnings Per Share,” the following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the condensed consolidated financial statements.

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2008			Ended March 31, 2007
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$25,459	21,899	$1.16	$32,517	24,144	$1.35
Effective of Dilutive Securities
Stock Options	—	382		—	558

Diluted EPS
Income available to common shareholders	$25,459	22,281	$1.14	$32,517	24,702	$1.32

2.  INVESTMENTS

The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2008 and December 31, 2007. They segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2008

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$1,689	$—	$1,689
Cost or Amortized Cost	1,707	—	1,707
Unrealized Loss	(18)	—	(18)

Mtge/ABS/CMO *
Fair value	$55,615	$46,253	$101,868
Cost or Amortized Cost	56,516	48,027	104,543
Unrealized Loss	(901)	(1,774)	(2,675)

Corporate
Fair value	$61,567	$33,077	$94,644
Cost or Amortized Cost	64,112	35,263	99,375
Unrealized Loss	(2,545)	(2,186)	(4,731)

States, political subdivisions & revenues
Fair value	$94,675	$10,789	$105,464
Cost or Amortized Cost	96,418	11,136	107,554
Unrealized Loss	(1,743)	(347)	(2,090)

Subtotal, debt securities
Fair value	$213,546	$90,119	$303,665
Cost or Amortized Cost	218,753	94,426	313,179
Unrealized Loss	(5,207)	(4,307)	(9,514)

Common Stock
Fair value	$90,166	$—	$90,166
Cost or Amortized Cost	102,525	—	102,525
Unrealized Loss	(12,359)	—	(12,359)

Preferred Stock
Fair value	$33,140	$792	$33,932
Cost or Amortized Cost	36,558	1,000	37,558
Unrealized Loss	(3,418)	(208)	(3,626)

Total
Fair value	$336,852	$90,911	$427,763
Cost or Amortized Cost	357,836	95,426	453,262
Unrealized Loss	(20,984)	(4,515)	(25,499)

* Mortgage-backed, asset-backed & collateralized mortgage obligations.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2007

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$204	$—	$204
Cost or Amortized Cost	204	—	204
Unrealized Loss	—	—	—

U.S Agency
Fair value	$—	$70	$70
Cost or Amortized Cost	—	70	70
Unrealized Loss	—	—	—

Mtge/ABS/CMO *
Fair value	$8,753	$89,604	$98,357
Cost or Amortized Cost	8,871	91,112	99,983
Unrealized Loss	(118)	(1,508)	(1,626)

Corporate
Fair value	$54,912	$65,971	$120,883
Cost or Amortized Cost	56,329	68,356	124,685
Unrealized Loss	(1,417)	(2,385)	(3,802)

States, political subdivisions & revenues
Fair value	$42,218	$46,605	$88,823
Cost or Amortized Cost	42,472	46,738	89,210
Unrealized Loss	(254)	(133)	(387)

Subtotal, debt securities
Fair value	$106,087	$202,250	$308,337
Cost or Amortized Cost	107,876	206,276	314,152
Unrealized Loss	(1,789)	(4,026)	(5,815)

Common Stock
Fair value	$56,808	$—	$56,808
Cost or Amortized Cost	64,604	—	64,604
Unrealized Loss	(7,796)	—	(7,796)

Preferred Stock
Fair value	$29,436	$—	$29,436
Cost or Amortized Cost	34,495	—	34,495
Unrealized Loss	(5,059)	—	(5,059)

Total
Fair value	$192,331	$202,250	$394,581
Cost or Amortized Cost	206,975	206,276	413,251
Unrealized Loss	(14,644)	(4,026)	(18,670)

* Mortgage-backed, asset-backed & collateralized mortgage obligations.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2008 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody's			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$264,717	$258,119	$(6,598)	69.4%
2	BBB	Baa	48,462	45,546	(2,916)	30.6%
3	BB	Ba	0	0	0
4	B	B	0	0	0
5	CCC or lower	Caa or lower	0	0	0
6			0	0	0
		Total	$313,179	$303,665	$(9,514)	100.0%

The fixed income portfolio contained 196 unrealized loss positions as of March 31, 2008. The $9.5 million in associated unrealized losses for these 196 securities is 0.4% of the fixed income portfolio’s cost basis. Of these 196 securities, 52 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $4.3 million in unrealized losses.  None of the fixed income securities were in a loss position of more than 25% and no individual security was in a significant unrealized loss position.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and S&P,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of March 31, 2008, we held 25 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $12.4 million. Of the 25 common stock positions that were in an unrealized loss position, all have been in an unrealized loss position for less than twelve months.  We continue to believe the common stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

As of March 31, 2008, we held 26 preferred stock positions that were in unrealized loss positions.  Unrealized losses on these securities totaled $3.6 million.  Only one of the preferred stock securities has been in an unrealized loss position for more than twelve months.  We believe two of the securities, however, meet the criteria for other-than-temporary impairment and as a consequence, we recorded $0.5 million of impairment loss during the quarter on these two securities.  These securities were floating-rate variable preferred stock and have exhibited greater volatility and limited upside in the current market environment.  We do not have the intent to hold these securities to maturity and intend to liquidate these securities in the coming months.  We continue to believe the other preferred stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

3.  FAIR VALUE MEASUREMENTS

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Effective January 1, 2008, we determined the fair values of certain financial instruments based on the fair value hierarchy established in SFAS 157.  SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

To measure fair value, we obtain quoted market prices for our investment securities.  If a quoted market price is not available, we use quoted market prices of similar securities.

Assets measured at fair value on a recurring basis are summarized below:

	As of March 31, 2008,
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$15,564	$—	$15,564
Available-for-sale securities	364,904	1,319,723	—	1,684,627
Total	$364,904	$1,335,287	$—	$1,700,191

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

As allowed under FSP FAS 157-2, Effective Date of FASB Statement No. 157, as of January 1, 2008, we have elected not to fully adopt SFAS 157 and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  On our balance sheet, this deferral would apply to goodwill. In accordance with SFAS 142, goodwill relating to our surety segment is listed separately on the balance sheet and totaled $26.2 million at March 31, 2008.

4.  STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the Board of Directors, based on the recommendation of the Executive Resources Committee and the Nominating/Corporate Governance Committee of our Board of Directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 691,600 stock options under this plan, including 10,500 thus far in 2008.

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

The following tables summarize option activity for the periods ended March 31, 2008 and 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000's)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	10,500	$55.41
Options exercised	(25,285)	$24.15		$734
Options canceled/forfeited	(1,260)	$53.45
Outstanding options at March 31, 2008	1,589,207	$36.65	5.67	$20,533
Exercisable options at March 31, 2008	1,184,906	$30.78	4.61	$22,268

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000's)
Outstanding options at January 1, 2007	1,632,019	$31.30
Options granted	11,200	$56.27
Options exercised	(23,492)	$22.95		$788
Options canceled/forfeited	(2,700)	$50.15
Outstanding options at March 31, 2007	1,617,027	$31.55	5.50	$37,800
Exercisable options at March 31, 2007	1,406,726	$28.70	4.95	$36,892

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2008, 10,500 shares were granted with an average exercise price of $55.41 and an average fair value of $13.25.  We recognized $0.5 million of expense in the first three months of 2008 related to options vesting.  Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $3.1 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following grant-date assumptions and weighted average fair values as of March 31:

	2008	2007
Weighted-average fair value of grants	$13.25	$15.28
Risk-free interest rates	3.13%	4.82%
Dividend yield	1.62%	1.50%
Expected volatility	21.78%	21.76%
Expected option life	6.34 years	6.31 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is an implied volatility.  This volatility is calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Period
	Ended March 31,
	REVENUES
SEGMENT DATA (in thousands)	2008	2007
Casualty	$82,000	$88,015
Property	37,786	34,609
Surety	16,179	15,353

Net premiums earned	$135,965	$137,977

Net investment income	19,258	18,990
Net realized gains	3,741	4,625

Total consolidated revenue	$158,964	$161,592

	NET EARNINGS
	2008	2007
Casualty	$(635)	$18,617
Property	12,379	3,949
Surety	2,920	3,031

Net Underwriting Income	$14,664	$25,597

Net investment income	19,258	18,990
Net realized gains	3,741	4,625
General corporate expense and interest on debt	(3,931)	(3,387)
Equity in earnings of unconsolidated investee	2,229	1,313

Total earnings before income taxes	$35,961	$47,138
Income tax expense	10,502	14,621

Total net earnings	$25,459	$32,517

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period Ended March 31,

(in thousands)	2008	2007

Casualty
General liability	$38,183	$43,999
Commercial and personal umbrella	16,225	16,721
Commercial transportation	12,125	12,333
Specialty program business	7,656	7,007
Executive coverages	3,294	3,002
Other	4,517	4,953
Total	$82,000	$88,015

Property
Commercial property	$23,861	$24,787
Marine	10,882	6,064
Other property	3,043	3,758
Total	$37,786	$34,609

Surety	$16,179	$15,353
Grand Total	$135,965	$137,977

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2007.

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

As a “niche” company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to- place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Using our nonadmitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product in keeping with our business objectives.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property, and surety. Growth is measured in terms of gross premiums written and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components. The combined ratios represent the income or loss generated from our underwriting segments.

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

Our property segment primarily underwrites commercial fire, earthquake, difference in conditions, marine, facultative reinsurance, and in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We attempt to limit our net aggregate exposure to a catastrophic event by purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical, and refining industries. We offer miscellaneous and contract surety bonds, including fidelity and court sureties.  Often, our surety coverages involve a statutory requirement for bonds.  While these bonds have maintained a relatively low loss ratio, losses may fluctuate due to adverse economic conditions that may affect the financial viability of an insured. The contract surety marketplace guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions, inclement weather conditions or the deterioration of a contractor’s financial condition. As such, this line has historically produced marginally higher loss ratios than other surety lines.

The insurance marketplace softened over the last several years, meaning that the marketplace became more competitive and prices were falling even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound underwriting discipline. Our primary focus will continue to be on underwriting profitability as opposed to premium growth or market share measurements.

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

Underwriting Income

Underwriting income or profit represents the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 5 to the financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

We record two categories of loss and LAE reserves – case-specific reserves and IBNR reserves.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2008, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semiannually.  Prospective estimates are made based on historical loss experience adjusted for price change and loss cost inflation. The initial loss and ALAE ratios also reflect some provision for estimation risk.  We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

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

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with material uncertainty. Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences, and areas of focus. Hence, the selected by various qualified experts may differ materially from each other. We consider this uncertainty by examining our historic reserve accuracy.

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

As a predominantly excess and surplus lines and specialty insurer servicing niche markets, we believe there are several reasons to carry – on an overall basis – reserves above the actuarial point estimate.  We believe we are subject to above-average variation in estimates and that this variation is not symmetrical around the actuarial point estimate.

One reason for the variation is the above-average policyholder turnover and changes in the underlying mix of exposures typical of an excess and surplus lines business. This constant change can cause estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.  Also, as a niche market writer, there is little industry level information for direct comparisons of current and prior experience and other reserving parameters. These unknowns create greater-than-average variation in the actuarial point estimates.

Actuarial methods attempt to quantify future events. Insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent. Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language on mold and construction defect, and debates over wind versus flood as the cause of loss from major hurricane events.

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

Our best estimate of our loss and LAE reserves may change depending on a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes, and our overall view of the underlying risks.From time to time, we benchmark our reserving policies and procedures and update them by adopting industry best practices where appropriate.

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

Investment Valuation

Throughout each year, we and our investment managers buy and sell securities to maximize overall investment returns in accordance with investment policies established and monitored by our board of directors and executive officers.

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

We regularly evaluate our fixed income and equity securities to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, credit quality, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

•	credit ratings from major rating agencies, including Moody’s and S&P,
•	business and operating performance trends,
•	management quality/turnover,
•	industry competitive analysis, and
•	changes in business model/strategy.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings an estimate of unrecoverable amounts from reinsurers. Further discussion of the security of our recoverable reinsurance balances can be found in note 5 to the financial statements included in our 2007 Annual Report on Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THREE MONTHS

ENDED MARCH 31, 2007

Consolidated revenues, as displayed in the table that follows, totaled $159.0 million for the first three months of 2008 compared to $161.6 million for the same period in 2007.

	For the Three-Month Period
	Ended March 31,
Consolidated revenues (in thousands)	2008	2007
Net premiums earned	$135,965	$137,977
Net investment income	19,258	18,990
Net realized investment gains	3,741	4,625
Total consolidated revenue	$158,964	$161,592

Consolidated revenue for the first three months of 2008 decreased $2.6 million, or 2%, from the same period in 2007.  Net premiums earned for the Group decreased 1% from 2007 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income improved 1% to $19.3 million despite a decline in available investment yields.

Net after-tax earnings for the first three months of 2008 totaled $25.5 million, $1.14 per diluted share, compared to $32.5 million, $1.32 per diluted share, for the same period in 2007.  In 2007, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $13.6 million. Bonus and profit sharing-related expenses related to this addition to earnings totaled $1.3 million.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  We did not record favorable loss reserve development in the first quarter of 2008.

During the first three months of 2008, equity in earnings of unconsolidated investee totaled $2.2 million from Maui Jim, Inc.  The first quarter of 2007 reflected $1.3 million in income.  Investments in marketing and expansion initiatives made by our investee during 2007 have resulted in increased sales and revenue during 2008.

Results for the first three months of 2008 included pretax realized gains of $3.7 million, compared to pretax gains of $4.6 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax),  totaled $6.6 million, $0.30 per diluted share, for the first three months of 2008, compared to comprehensive earnings of $33.1 million, $1.34 per diluted share, for the same period in 2007. Unrealized losses, net of tax, for the first three months of 2008 were $18.8 million, compared to unrealized gains of $0.6 million for the same period in 2007.  With all of the uncertainty in the economy and financial markets, the equity markets struggled in the first quarter of 2008.  For the quarter, the equity portfolio was down 7.2% resulting in unrealized losses.  At March 31, 2008, there were $67.7 million in net unrealized gains, net of tax, existing in the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $161.0 million for the first three months of 2008 from $171.3 million in the first quarter of 2007, primarily attributable to a decrease in casualty writings.  Underwriting income for the Group declined $10.9 million to pre-tax income of $14.7 million for the first three months of 2008.  Underwriting income for 2007 included $13.6 million in favorable development on prior accident years’ casualty loss reserves.  The GAAP combined ratio totaled 89.2 in 2008, compared to 81.4 in 2007.  The increase in combined ratio was primarily attributable to an increase in the Group’s loss ratio. The Group’s loss ratio increased to 50.9 for 2008, compared to 45.7 for 2007. The loss ratio in 2007 included favorable development on prior accident years’ loss reserves, as discussed above.

	For the Three-Month Period
	Ended March 31,
Gross premiums written (in thousands)	2008	2007
Casualty	$101,016	$111,357
Property	41,993	42,152
Surety	18,014	17,807
Total	$161,023	$171,316

Underwriting income (loss) (in thousands)
Casualty	$(635)	$18,617
Property	12,379	3,949
Surety	2,920	3,031
Total	$14,664	$25,597

Combined ratio
Casualty	100.7	78.8
Property	67.3	88.6
Surety	81.9	80.3
Total	89.2	81.4

Casualty

Gross premiums written for the casualty segment totaled $101.0 million for the first three months of 2008, a decrease of $10.3 million, or 9%, from the same period last year.  This decrease is primarily attributable to continuing rate softening in the casualty segment.  General liability, our largest growth contributor over the past several years, posted gross premiums written of $39.5 million, a decrease of $7.6 million, or 16%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation totaled $12.3 million, a decrease of $1.1 million, or 8%, from the first quarter of 2007, due to continuing price and volume declines.  Commercial umbrella reported gross premiums written of $9.2 million in the first quarter of 2008, a decline of $2.1 million, or 18%, from the same period last year.  On a positive note, gross premiums written for specialty program business advanced 21% to $8.7 million and personal umbrella rose 2% to $14.4 million from the same period in 2007.  Despite the overall rate softening, we continue to find profitable opportunities.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted an underwriting loss of $0.6 million, compared to income of $18.6 million for the same period last year.  Results for 2007 include favorable loss experience on prior accident years (1999 through 2004) for general liability, executive products, employer’s indemnity, and commercial umbrella. Due to this positive emergence, during the first quarter of 2007, we released reserves. These reserve releases improved the segment’s underwriting results by $13.6 million.  Overall, the combined ratio for the casualty segment was 100.7 for 2008 compared to 78.8 in 2007. The segment’s loss ratio was 69.6 in 2008 compared to 48.6 in 2007, primarily driven by increased expected loss booking ratios for the 2008 accident year and the release of prior accident years’ loss reserves that impacted the first quarter 2007 results.  As described in our 2007 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  In 2008, we anticipate continued rate declines and moderate loss cost inflation, which have resulted in increased actuarial loss projections for the 2008 accident year.  The expense ratio for the casualty segment was 31.1 for the first quarter of 2008 compared to 30.2 for the first quarter of 2007.

Property

Gross premiums written for the Group’s property segment totaled $42.0 million, a decrease of $0.2 million, or approximately 1%, from the same period last year.  Our domestic fire book remained flat, posting $17.1 million in written premiums.  Our difference-in-conditions (DIC) coverage declined $3.0 million, or 23%, to $9.7 million for the first three months of 2008.  Increased competition for non-catastrophe exposed accounts, combined with the softening of rates for coastal wind-exposed risks, continue to impact the overall property market.  Offsetting this decline, our marine division reported $11.4 million in written premium during the first three months of 2008, an increase of $2.7 million, or 30%, from the same period last year.

Net written premium for the segment was up $5.0 million, or 22%, from the same period last year.  The segment has benefitted from decreased catastrophe costs resulting in catastrophe premium savings of $2.1 million during the first quarter of 2008.  Further, the segment reduced the amount of facultative reinsurance purchased resulting in premium savings of $2.1 million during the first three months of 2008.  In addition, the marine division, our largest growth contributor, represents a larger percentage of the segment premium and has increased its retention rate in 2008.  Net written premium for that division increased $3.4 million in the first quarter of 2008 as a result of the growth in production and reduced reinsurance costs.

Underwriting income for the segment was $12.4 million for the first three months of 2008, compared to $3.9 million for the same period in 2007.  Increased frequency and severity of habitational fire losses negatively impacted results for 2007.  Revised underwriting guidelines for habitational risks have negatively impacted written premium but are contributing to more stable and profitable underwriting results in 2008.

Segment results for 2008 translate into a combined ratio of 67.3, compared to 88.6 for the same period last year. The segment’s loss ratio improved to 25.2 from 50.7 in 2007, due to the aforementioned reduction in loss activity from habitational risks.

From an expense standpoint, the segment’s expense ratio for the first quarter increased to 42.1 from 37.9 in 2007 due to increased commissions and the investment in additional underwriters.  In addition, marine, our primary growth product in the segment, carries higher policy acquisition costs than other products within the segment.

Surety

The surety segment posted gross premiums written of $18.0 million for the first three months of 2008, an increase of $0.2 million, or 1%, from the same period last year.  Premium growth was experienced across miscellaneous, commercial and contract lines.  The segment posted underwriting income of $2.9 million, compared to an income of $3.0 million for the same period last year.

The combined ratio for the surety segment totaled 81.9 in 2008, versus 80.3 for the same period in 2007.  The segment’s loss ratio was 16.4 for 2008, compared to 17.8 for 2007.  The expense ratio increased slightly to 65.5 compared to 62.5 for the same period last year as acquisition costs rose with the addition of underwriters and expansion efforts over the past year.

We are in litigation concerning certain commercial surety bond claims arising out of a specific bond program (the Commercial Money Center or “CMC” litigation) , said litigation previously disclosed in various SEC filings, including Item 3- Legal Proceedings of our 2007 Annual Report on Form 10-K.  On March 13, 2008, we reached a settlement with Bank of Waukegan, one of the investor banks party to the legal proceedings.  The settlement ends our litigation with Bank of Waukegan but does not resolve our pending litigation with Atlantic Coast Federal Bank. The settlement with Bank of Waukegan relates to surety bonds representing approximately 11.75% of the amount to which the investor banks had claimed entitlement.  The settlement did not have a material adverse impact on our financial statements taken as a whole.  While it is impossible to ascertain the ultimate outcome of the litigation between us and Atlantic Coast Federal Bank (the remaining investor bank) at this time, we continue to believe we have meritorious defenses with respect to Atlantic Coast Federal Bank’s claims and we will continue to vigorously assert those defenses in the pending litigation.  We believe we are adequately reserved for the ultimate outcome of the remaining litigation and that the resolution will not have a material adverse impact on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2008, net investment income increased by 1.4% over that reported for the same period in 2007.  This improvement was primarily due to increased yield on the taxable investment portfolio. On an after-tax basis, investment income increased by 1.8%.  The average annual yields on our investments for the first three months of 2008 and 2007 were as follows:

	1Q 2008	1Q 2007
Pretax Yield
Taxable	5.43%	5.38%
Tax-Exempt	3.97%	4.01%
After-tax yield
Taxable	3.53%	3.50%
Tax-Exempt	3.76%	3.80%

The fixed-income portfolio increased by $24.5 million during the first three months of 2008.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.7%.  Our equity portfolio decreased by $28.8 million during the first three months of 2008, to $364.9 million. The equity portfolio had a total return of -7.2% during the first three months of 2008.

We realized a total of $3.7 million in net capital gains in the first three months of 2008, compared to net capital gains of $4.6 million in the first three months of 2007.  Investment gains in 2008 relate to the sale of certain equity securities.  We sold these securities as we believe the proceeds could be invested in other opportunities that provide greater return potential going forward.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity. During the first three months of 2008, we recognized an other-than-temporary impairment loss of $0.5 million.  This other-than-temporary impairment charge relates to two floating rate preferred stock securities.  These securities have coupon rates tied to 3-month London Interbank Offered Rate (LIBOR).  Beginning in the third quarter of 2007, 3-month LIBOR began to decline.  The decline in 3-month LIBOR has continued in the first quarter of 2008.  This decline created unrealized losses on these floating rate securities.  The structure of these two variable rate securities lends itself to increased volatility and we believe the impairment is other-than-temporary. In addition, we believe other investment opportunities provide us with greater return potential and will be selling these securities over the next quarter.

In 2007, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity and preferred stock portfolio as of March 31, 2008, including fair value, cost basis, and unrealized gains and losses.

	3/31/2008
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,805	$16,665	$1,700	$(840)	$860	5.4%
Consumer Staples	15,360	33,493	18,133	—	18,133	118.1%
Energy	9,267	30,428	21,161	—	21,161	228.3%
Financials	29,293	39,627	12,339	(2,005)	10,334	35.3%
Healthcare	12,162	21,386	11,574	(2,350)	9,224	75.8%
Industrials	15,626	33,493	17,974	(107)	17,867	114.3%
Materials	7,542	8,139	999	(402)	597	7.9%
Information Technology	14,424	23,315	8,951	(60)	8,891	61.6%
Telecommunications	5,159	13,084	7,925	—	7,925	153.6%
Utilities	44,420	62,597	18,887	(710)	18,177	40.9%
Preferred Stocks	47,485	43,978	119	(3,626)	(3,507)	-7.4%
Mutual Fund / ETF	44,584	38,699	—	(5,885)	(5,885)	-13.2%
	$261,127	$364,904	$119,762	$(15,985)	$103,777	39.7%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The following tables are also used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2008 and December 31, 2007. They segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2008

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$1,689	$—	$1,689
Cost or Amortized Cost	1,707	—	1,707
Unrealized Loss	(18)	—	(18)

Mtge/ABS/CMO *
Fair value	$55,615	$46,253	$101,868
Cost or Amortized Cost	56,516	48,027	104,543
Unrealized Loss	(901)	(1,774)	(2,675)

Corporate
Fair value	$61,567	$33,077	$94,644
Cost or Amortized Cost	64,112	35,263	99,375
Unrealized Loss	(2,545)	(2,186)	(4,731)

States, political subdivisions & revenues
Fair value	$94,675	$10,789	$105,464
Cost or Amortized Cost	96,418	11,136	107,554
Unrealized Loss	(1,743)	(347)	(2,090)

Subtotal, debt securities
Fair value	$213,546	$90,119	$303,665
Cost or Amortized Cost	218,753	94,426	313,179
Unrealized Loss	(5,207)	(4,307)	(9,514)

Common Stock
Fair value	$90,166	$—	$90,166
Cost or Amortized Cost	102,525	—	102,525
Unrealized Loss	(12,359)	—	(12,359)

Preferred Stock
Fair value	$33,140	$792	$33,932
Cost or Amortized Cost	36,558	1,000	37,558
Unrealized Loss	(3,418)	(208)	(3,626)

Total
Fair value	$336,852	$90,911	$427,763
Cost or Amortized Cost	357,836	95,426	453,262
Unrealized Loss	(20,984)	(4,515)	(25,499)

* Mortgage–backed, asset-backed & collateralized mortgage obligations.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2007

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$204	$—	$204
Cost or Amortized Cost	204	—	204
Unrealized Loss	—	—	—

U.S Agency
Fair value	$—	$70	$70
Cost or Amortized Cost	—	70	70
Unrealized Loss	—	—	—

Mtge/ABS/CMO *
Fair value	$8,753	$89,604	$98,357
Cost or Amortized Cost	8,871	91,112	99,983
Unrealized Loss	(118)	(1,508)	(1,626)

Corporate
Fair value	$54,912	$65,971	$120,883
Cost or Amortized Cost	56,329	68,356	124,685
Unrealized Loss	(1,417)	(2,385)	(3,802)

States, political subdivisions & revenues
Fair value	$42,218	$46,605	$88,823
Cost or Amortized Cost	42,472	46,738	89,210
Unrealized Loss	(254)	(133)	(387)

Subtotal, debt securities
Fair value	$106,087	$202,250	$308,337
Cost or Amortized Cost	107,876	206,276	314,152
Unrealized Loss	(1,789)	(4,026)	(5,815)

Common Stock
Fair value	$56,808	$—	$56,808
Cost or Amortized Cost	64,604	—	64,604
Unrealized Loss	(7,796)	—	(7,796)

Preferred Stock
Fair value	$29,436	$—	$29,436
Cost or Amortized Cost	34,495	—	34,495
Unrealized Loss	(5,059)	—	(5,059)

Total
Fair value	$192,331	$202,250	$394,581
Cost or Amortized Cost	206,975	206,276	413,251
Unrealized Loss	(14,644)	(4,026)	(18,670)

* Mortgage–backed, asset–backed & collateralized mortgage obligations.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2008 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent S&P and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$264,717	$258,119	$(6,598)	69.4%
2	BBB	Baa	48,462	45,546	(2,916)	30.6%
3	BB	Ba	0	0	0
4	B	B	0	0	0
5	CCC or lower	Caa or lower	0	0	0
6			0	0	0
		Total	$313,179	$303,665	$(9,514)	100.0%

The fixed income portfolio contained 196 unrealized loss positions as of March 31, 2008. The $9.5 million in associated unrealized losses for these 196 securities is 0.4% of the fixed income portfolio’s cost basis. Of these 196 securities, 52 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $4.3 million in unrealized losses.  None of the fixed income securities were in a loss position of more than 25% and no individual security was in a significant unrealized loss position.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and S&P,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of March 31, 2008, we held 25 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $12.4 million. Of these 25 common stock positions that were in an unrealized loss position, all of these securities have been in an unrealized loss position for less than twelve months.  We continue to believe the common stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

As of March 31, 2008, we held 26 preferred stock positions that were in unrealized loss positions.  Unrealized losses on these securities totaled $3.6 million.  Only one of the preferred stock securities has been in an unrealized loss position for more than twelve months.  We believe two of the securities, however, meet the criteria for other-than-temporary impairment and as a consequence, we recorded $0.5 million of impairment loss during the quarter on these two securities.  These securities were floating-rate variable preferred stock and have exhibited greater volatility and limited upside in the current market environment.  We do not have the intent to hold these securities to maturity and intend to liquidate these securities in the coming months.  We continue to believe the other preferred stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

As a profitable insurance company, we maintain an allocation to municipal fixed income securities.  As of March 31, 2008, we had $497.8 million in municipal securities.  Of our consolidated municipal fixed income portfolio, approximately 70% of these bonds are insured by what we consider traditional monoline insurers through wrap insurance.  Many of the traditional monoline municipal bond insurers have been under pressure in recent months.  In some instances, rating agencies have downgraded these municipal bond insurers.  Despite these downgrades, the credit quality on our municipal bond portfolio remains outstanding.  As of March 31, 2008, approximately 72% of our municipal bond portfolio maintains an ‘AAA’ rating, and 20% of our municipal bond portfolio maintains an ‘AA’ rating.  It is important to note that historical default studies indicate that the default rate for municipal bonds is less than similarly rated corporate bonds.  We believe that our municipal fixed income portfolio has a very high credit rating and that insurance is not necessary to own these securities.  Most importantly, the underlying credit strength of the municipalities that issued the securities has not changed.

A timely topic in today’s environment is subprime mortgage exposure.  We define subprime mortgages as loans which include one or more of the following: a weak credit score (FICO score of less than 640), high debt-to-income ratio, high loan-to-value ratio, or undocumented income.  We have reviewed our subprime investment exposure and believe our risk is minimal.  Our exposure to subprime is through direct investments in subprime backed mortgage products and is less than $10 million.  To date, all of these securities have paid as agreed.  These securities are fixed rate, exclude interest rate resets, and were issued prior to 2005.

INCOME TAXES

Our effective tax rate for the first three months of 2008 was 29% compared to 31% for the same period in 2007. The effective rate for the first quarter of 2008 is lower due to the decrease in underwriting income, which is taxed at 35%.  Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2008 and 2007 as a result of the following:

	2008		2007
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,586	35%	$16,499	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,536)	-4%	(1,488)	-3%
Dividends received deduction	(485)	-1%	(442)	-1%
Dividends paid deduction	(120)	-1%	(120)	0%
Other items, net	57	0%	172	0%

Total tax expense	$10,502	29%	$14,621	31%

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

The following table summarizes cash flows for the three month periods ended March 31, 2008 and 2007.

	2008	2007
	(in thousands)
Operating cash flows	$48,085	$25,310
Investing cash flows	$(14,652)	$(2,383)
Financing cash flows	$(33,433)	$(22,927)
Total	$—	$—

Cash flows from operating activities increased during the first three months of 2008 compared to that reported for the same period in 2007, due to a reduction in claim payments and the timing of certain reinsurance and other payments.  In both 2008 and 2007, available operating cash flow has been used in investing activities to purchase additional investment securities and in financing activities to fund the repurchase of our stock.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  During the first quarter of 2008, we repurchased 556,600 shares for $29.7 million under the plan.  As of March 31, 2008, we have repurchased 2,520,800 shares for a total of $144.0 million.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  As of March 31, 2008, we are party to reverse repurchase agreements (short-term debt) totaling $28.1 million, with an annual interest rate of 3.00%.

We are not party to any off-balance sheet arrangements.

At March 31, 2008, we had short-term investments and other investments maturing within one year, of approximately $65.3 million and investments of $379.3 million maturing within five years. We maintain revolving lines of credit with two financial institutions, each of which permits us to borrow up to an aggregate principal amount of $10.0 million.  Under certain conditions, each of the lines may be increased up to an aggregate principal amount of $20.0 million. The facilities have three-year terms that expire on May 31, 2008. As of March 31, 2008, no amounts were outstanding on these facilities.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to the line of credit, our highly liquid investment portfolio and additional reverse repurchase debt capacity provide additional sources of liquidity.

Our investment portfolio has limited exposure to structured asset backed products. We have approximately $34 million in asset backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. Included in this total is roughly $10 million in subprime home equity exposure. We have approximately $62 million in commercial mortgages and roughly $207 million in conforming Freddie Mac and Fannie Mae residential loans. If you exclude the conforming Freddie Mac and Fannie Mae mortgages our exposure to asset backed products is roughly 5 percent of our investment portfolio and our direct subprime exposure is less than 1 percent.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2008, our investment portfolio had a book value of $1.8 billion. Invested assets at March 31, 2008, decreased by $4.3 million from December 31, 2007.

As of March 31, 2008, our fixed-income portfolio had the following rating distribution:

AAA	71.0%
AA	11.0%
A	13.0%
BBB	5.0%
Total	100.0%

As of March 31, 2008, the duration of the fixed income portfolio was 4.1 years. Our fixed-income portfolio remained well diversified, with 779 individual issues as of March 31, 2008.

At March 31, 2008, our equity portfolio had a fair value of $364.9 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance and real estate investment trust (REIT) securities.  Our preferred stock portfolio had a fair value of $44.0 million as of March 31, 2008.  In the equity and preferred stock portfolios, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2008, our equity portfolio had a dividend yield of 3.1% compared to 2.1% for the S&P 500 index. Because of the corporate-dividend-received deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 123 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2008, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $28.1 million in reverse repurchase debt agreements with a maturity of three months, and $747.6 million of shareholders’ equity. Debt outstanding comprised 17.1% of total capital as of March 31, 2008.

We paid a quarterly cash dividend of $0.23 per share on April 15, 2008, the same as the prior quarter, representing our 127th consecutive quarterly dividend. We have increased dividends for 32 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2008 without prior approval is $126.2 million which represents RLI Insurance Company’s 2007 net income.  A dividend in the amount of $40.0 million was paid by RLI Insurance Company to RLI Corp. on March 28, 2008.  Other dividends paid in the previous nine months totaled $149.7 million, bringing the total for the rolling 12-month period to $189.7 million, exceeding the limitation of $126.2 million.  Therefore, permission for the special dividend was sought and obtained from the Illinois Department of Insurance.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for the share repurchase plan, shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $1.8 million for the first three months of 2008, up $0.3 million from the same period in 2007.  As of March 31, 2008, outstanding debt balances totaled $128.1 million, compared to $100.0 million at March 31, 2007.  The March 31, 2008 debt balance is comprised of the $100.0 million in senior notes (long-term debt) and $28.1 million in reverse repurchase agreements (short-term debt). The March 31, 2007 balance consisted of senior notes. We have incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2008 and 2007:

	1Q	1Q
	2008	2007
Line of Credit	NA	NA
Reverse repurchase agreements	4.54%	NA
Total short-term debt	4.54%	NA
Senior Notes	6.02%	6.02%
Total Debt	5.69%	6.02%

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

Our market risk exposures at March 31, 2008, have not materially changed from those identified in our 2007 Annual Report on Form 10-K.

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

On March 13, 2008, we reached a settlement with Bank of Waukegan related to the Commercial Money Center (“CMC”) litigation previously disclosed in various SEC filings, including Item 3- Legal Proceedings of our 2007 Annual Report on Form 10-K. The settlement ends our litigation with Bank of Waukegan but does not resolve our pending litigation with Atlantic Coast Federal Bank. The settlement with Bank of Waukegan relates to surety bonds representing approximately 11.75% of the amount to which the investor banks had claimed entitlement. The settlement did not have a material adverse effect on our financial statements taken as a whole. While it is impossible to ascertain the ultimate outcome of the litigation between us and Atlantic Coast Federal Bank (the remaining investor bank) at this time, we continue to believe we have meritorious defenses with respect to Atlantic Coast Federal Bank’s claims and will continue to vigorously assert those defenses in the pending litigation.

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Items 2(a) and (b) are not applicable.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  To the extent reasonably practicable, the program shall be completed no later than November 14, 2008.  During the first quarter of 2008, we repurchased 556,600 shares for $29.7 million under the plan.  The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2008 - January 31, 2008	32,700	$54.91	32,700	$83,867,502
February 1, 2008 - February 29, 2008	407,400	53.72	407,400	61,983,779
March 1, 2008 - March 31, 2008	116,500	51.73	116,500	55,956,976
Total	556,600		556,600	$55,956,976

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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

Date: April 29, 2008