Form 10-Q
period 2008-06-30
RLI CORP
filed 2008-07-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2008 the number of shares outstanding of the registrant’s Common Stock was 21,353,408.

PART I  –  FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period
	Ended June 30,
(in thousands, except per share data)	2008	2007

Net premiums earned	$132,295	$137,488
Net investment income	19,605	19,077
Net realized investment gains	8,075	14,967
	159,975	171,532
Losses and settlement expenses	54,765	51,572
Policy acquisition costs	38,551	36,827
Insurance operating expenses	9,840	9,988
Interest expense on debt	1,718	1,545
General corporate expenses	1,920	2,163
	106,794	102,095
Equity in earnings of unconsolidated investees	3,940	4,410
Earnings before income taxes	57,121	73,847
Income tax expense	18,471	23,994
Net earnings	$38,650	$49,853

Other comprehensive loss, net of tax	(25,339)	(14,952)
Comprehensive earnings	$13,311	$34,901

Earnings per share:
Basic:

Basic net earnings per share	$1.80	$2.09
Basic comprehensive earnings per share	$0.62	$1.46

Diluted:

Diluted net earnings per share	$1.77	$2.04
Diluted comprehensive earnings per share	$0.61	$1.43

Weighted average number of common shares outstanding
Basic	21,487	23,905
Diluted	21,808	24,446

Cash dividends declared per common share	$0.25	$0.22

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Period
	Ended June 30,
(in thousands, except per share data)	2008	2007

Net premiums earned	$268,260	$275,465
Net investment income	38,863	38,067
Net realized investment gains	11,816	19,592
	318,939	333,124
Losses and settlement expenses	124,030	114,632
Policy acquisition costs	80,297	76,591
Insurance operating expenses	20,130	19,544
Interest expense on debt	3,545	3,055
General corporate expenses	4,024	4,040
	232,026	217,862
Equity in earnings of unconsolidated investees	6,169	5,723
Earnings before income taxes	93,082	120,985
Income tax expense	28,973	38,615
Net earnings	$64,109	$82,370

Other comprehensive loss, net of tax	(44,165)	(14,352)
Comprehensive earnings	$19,944	$68,018

Earnings per share:
Basic:

Basic net earnings per share	$2.96	$3.43
Basic comprehensive earnings per share	$0.92	$2.83

Diluted:

Diluted net earnings per share	$2.91	$3.35
Diluted comprehensive earnings per share	$0.91	$2.77

Weighted average number of common shares outstanding
Basic	21,693	24,024
Diluted	22,036	24,562

Cash dividends declared per common share	$0.48	$0.42

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value	$1,337,760	$1,283,305
Held-to-maturity, at amortized cost	54,058	73,648
Trading, at fair value	15,309	15,413
Equity securities, at fair value	307,105	359,513
Preferred stock, at fair value	41,555	34,167
Short-term investments, at cost	49,200	73,731
Total investments	1,804,987	1,839,777
Accrued investment income	19,425	18,296
Premiums and reinsurance balances receivable	99,066	105,937
Ceded unearned premium	64,979	71,021
Reinsurance balances recoverable on unpaid losses	428,463	417,250
Deferred policy acquisition costs	80,395	78,882
Property and equipment	22,706	20,050
Investment in unconsolidated investees	44,399	38,162
Goodwill	26,214	26,214
Other assets	13,732	10,934
TOTAL ASSETS	$2,604,366	$2,626,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,235,904	$1,192,178
Unearned premiums	343,662	355,522
Reinsurance balances payable	36,291	38,273
Notes payable, short-term debt	25,869	27,975
Income taxes-current	4,001	—
Income taxes-deferred	4,502	25,042
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	29,520	39,303
Other liabilities	83,515	73,808
TOTAL LIABILITIES	$1,863,264	$1,852,101

Shareholders’ Equity
Common stock ($1 par value)
(31,937,464 shares issued at 6/30/08)
(31,869,596 shares issued at 12/31/07)	31,937	31,870
Paid-in capital	195,018	192,446
Accumulated other comprehensive earnings	51,536	95,701
Retained earnings	803,566	749,767
Deferred compensation	7,874	7,980
Less: Treasury shares at cost
(10,589,056 shares at 6/30/08)	(348,829)	(303,342)
(9,714,456 shares at 12/31/07)
TOTAL SHAREHOLDERS’ EQUITY	741,102	774,422
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,604,366	$2,626,523

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period
	Ended June 30,
(in thousands)	2008	2007

Net cash provided by operating activities	$86,568	$89,047
Cash Flows from Investing Activities
Investments purchased	(359,058)	(230,028)
Investments sold	69,373	94,842
Investments called or matured	240,912	61,650
Net change in short-term investments	21,834	(8,183)
Changes in notes receivable	—	6,000
Net property and equipment purchased	(4,501)	(388)
Net cash used in investing activities	$(31,440)	$(76,107)

Cash Flows from Financing Activities
Cash dividends paid	$(10,068)	$(9,647)
Payment on short-term debt	(56,123)	—
Proceeds from issuance of short-term debt	54,017	26,961
Stock option plan share issuance	2,181	2,256
Excess tax benefit from exercise of stock options	458	158
Treasury shares purchased	(45,593)	(32,668)
Net cash used in financing activities	$(55,128)	$(12,940)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at June 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2008 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

SFAS No. 157, Fair Value Measurements (SFAS 157)

On January 1, 2008, we partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  As allowed under Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-2 (see Pending Accounting Standards), we have elected not to fully adopt SFAS 157 at this time and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchical disclosure framework for assets and liabilities measured at fair value.  The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date (an exit price), as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability. SFAS 157 became effective for fiscal years beginning after November 15, 2007.  The partial adoption of SFAS 157 had no impact on our financial position or results of operations.

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

D.            INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at June 30, 2008 and December 31, 2007.  Annual impairment testing was performed during the second quarter of 2008, pursuant to the requirements of SFAS 142.  Based upon this review, this asset was not impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that were amortized under SFAS 142 during the periods presented relate to our purchase of customer-related and marketing-related intangibles.  These intangibles had useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first six months of 2007. There is no amortization expense in 2008 as these assets were fully amortized in 2007.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2008			Ended June 30, 2007
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$38,650	21,487	$1.80	$49,853	23,905	$2.09
Effect of Dilutive Securities
Stock Options	—	321		—	541

Diluted EPS
Income available to common shareholders	$38,650	21,808	$1.77	$49,853	24,446	$2.04

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2008			Ended June 30, 2007
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$64,109	21,693	$2.96	$82,370	24,024	$3.43
Effect of Dilutive Securities
Stock Options	—	343		—	538

Diluted EPS
Income available to common shareholders	$64,109	22,036	$2.91	$82,370	24,562	$3.35

2.  INVESTMENTS

The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2008 and December 31, 2007. They segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of June 30, 2008 and December 31, 2007, unrealized losses, as shown in the following tables, were 2% and 1%, respectively, of total invested assets.  Unrealized losses have increased in 2008, reflective of recent market volatility.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2008

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$935	$—	$935
Cost or Amortized Cost	945	—	945
Unrealized Loss	(10)	—	(10)

U.S Agency
Fair value	$36,689	$—	$36,689
Cost or Amortized Cost	36,957	—	36,957
Unrealized Loss	(268)	—	(268)

Mtge/ABS/CMO *
Fair value	$143,900	$40,253	$184,153
Cost or Amortized Cost	146,159	41,800	187,959
Unrealized Loss	(2,259)	(1,547)	(3,806)

Corporate
Fair value	$149,050	$47,043	$196,093
Cost or Amortized Cost	153,492	51,849	205,341
Unrealized Loss	(4,442)	(4,806)	(9,248)

States, political subdivisions & revenues
Fair value	$207,986	$13,556	$221,542
Cost or Amortized Cost	211,249	14,016	225,265
Unrealized Loss	(3,263)	(460)	(3,723)

Subtotal, debt securities
Fair value	$538,560	$100,852	$639,412
Cost or Amortized Cost	548,802	107,665	656,467
Unrealized Loss	(10,242)	(6,813)	(17,055)

Common Stock
Fair value	$68,380	$33,190	$101,570
Cost or Amortized Cost	78,586	39,650	118,236
Unrealized Loss	(10,206)	(6,460)	(16,666)

Preferred Stock
Fair value	$24,603	$12,875	$37,478
Cost or Amortized Cost	27,028	17,206	44,234
Unrealized Loss	(2,425)	(4,331)	(6,756)

Total
Fair value	$631,543	$146,917	$778,460
Cost or Amortized Cost	654,416	164,521	818,937
Unrealized Loss	(22,873)	(17,604)	(40,477)

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

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2008 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$599,389	$585,687	$(13,702)	80.3%
2	BBB	Baa	57,078	53,725	(3,353)	19.7%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$656,467	$639,412	$(17,055)	100.0%

The fixed income portfolio contained 381 unrealized loss positions as of June 30, 2008. The $17.1 million in associated unrealized losses for these 381 securities is 1.2% of the fixed income portfolio’s cost basis. Of these 381 securities, 61 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $6.8 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  The fixed income unrealized losses can primarily be attributed to an increase in medium and long-term interest rates since the purchase of many of these fixed income securities. We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary-impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.     Credit ratings from major rating agencies, including Moody’s and S&P,

2.     Business and operating performance trends,

3.     Management quality/turnover,

4.     Industry competitive analysis, and

5.     Changes in business model/strategy.

As of June 30, 2008, we held 34 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $16.7 million. Of the 34 common stock positions that were in an unrealized loss position, 2 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $6.5 million in unrealized losses.  We continue to believe the common stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

As of June 30, 2008, we held 34 preferred stock positions that were in unrealized loss positions.  Unrealized losses on these securities totaled $6.8 million.  Of the 34 preferred stock positions that were in an unrealized loss position, 11 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $4.3 million in unrealized losses.  We continue to believe the preferred stock positions in unrealized loss positions will appreciate to their cost basis within a reasonable period of time.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of June 30, 2008,
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$15,309	$—	$15,309
Available-for-sale securities	348,660	1,337,760	—	1,686,420
Total	$348,660	$1,353,069	$—	$1,701,729

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

In accordance with SFAS 142, goodwill relating to our surety segment is listed separately on the balance sheet and totaled $26.2 million at June 30, 2008.

4.                            STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the Board of Directors, based on the recommendation of the Executive Resources Committee and the Nominating/Corporate Governance Committee of our Board of Directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 911,850 stock options under this plan, including 230,750 thus far in 2008.

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

The following tables summarize option activity for the periods ended June 30, 2008 and 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	230,750	$50.26
Options exercised	(90,158)	$23.87		$2,432
Options canceled/forfeited	(3,120)	$51.42
Outstanding options at June 30, 2008	1,742,724	$38.80	6.13	$18,588
Exercisable options at June 30, 2008	1,192,473	$32.54	4.78	$20,188

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2007	1,632,019	$31.29
Options granted	216,300	$56.10
Options exercised	(68,191)	$22.88		$2,315
Options canceled/forfeited	(4,580)	$50.30
Outstanding options at June 30, 2007	1,775,548	$34.59	5.83	$37,931
Exercisable options at June 30, 2007	1,394,687	$29.40	4.85	$37,033

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2008, 230,750 options were granted with an average exercise price of $50.26 and an average fair value of $12.51.  We recognized $0.7 million of expense in the second quarter of 2008, and $1.2 million in the first six months of 2008, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the second quarter of 2008, and $0.4 million in the first six months of 2008, related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $5.0 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2008	2007
Weighted-average fair value of grants	$12.51	$15.12
Risk-free interest rates	3.27%	4.60%
Dividend yield	1.53%	1.47%
Expected volatility	23.76%	21.72%
Expected option life	6.34 years	6.34 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
SEGMENT DATA (in thousands)	2008	2007	2008	2007
Casualty	$78,566	$87,784	$160,566	$175,799
Property	36,707	34,486	74,493	69,095
Surety	17,022	15,218	33,201	30,571

Net premiums earned	$132,295	$137,488	$268,260	$275,465

Net investment income	19,605	19,077	38,863	38,067
Net realized gains	8,075	14,967	11,816	19,592

Total consolidated revenue	$159,975	$171,532	$318,939	$333,124

	NET EARNINGS		NET EARNINGS
	2008	2007	2008	2007
Casualty	$15,544	$25,268	$14,909	$43,885
Property	9,530	8,791	21,909	12,740
Surety	4,065	5,042	6,985	8,073

Net Underwriting Income	$29,139	$39,101	$43,803	$64,698

Net investment income	19,605	19,077	38,863	38,067
Net realized gains	8,075	14,967	11,816	19,592
General corporate expense and interest on debt	(3,638)	(3,708)	(7,569)	(7,095)
Equity in earnings of unconsolidated investee	3,940	4,410	6,169	5,723

Total earnings before income taxes	$57,121	$73,847	$93,082	$120,985
Income tax expense	18,471	23,994	28,973	38,615

Total net earnings	$38,650	$49,853	$64,109	$82,370

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007

Casualty
General liability	$35,119	$42,647	$73,302	$86,646
Commercial and personal umbrella	16,211	16,607	32,436	33,328
Commercial transportation	11,992	12,793	24,117	25,126
Specialty program business	7,840	7,490	15,496	14,497
Executive coverages	3,259	3,150	6,553	6,152
Other	4,145	5,097	8,662	10,050
Total	$78,566	$87,784	$160,566	$175,799

Property
Commercial property	$21,882	$23,513	$45,743	$48,300
Marine	11,658	7,542	22,540	13,606
Other property	3,167	3,431	6,210	7,189
Total	$36,707	$34,486	$74,493	$69,095

Surety	$17,022	$15,218	$33,201	$30,571
Grand Total	$132,295	$137,488	$268,260	$275,465

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

As a “niche” company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our commercial earthquake coverage or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Using our nonadmitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product in keeping with our business objectives.

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

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net earnings and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business, evaluating our performance, and drawing comparisons to our peers.  These measures include underwriting income, gross premiums written, net premiums written, combined ratios, and net unpaid loss and settlement expenses.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2008, make a reasonable provision to meet our future obligations.

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

Factors that we consider in the evaluation of credit quality include:

•  credit ratings from major rating agencies, including Moody’s and S&P,

•  business and operating performance trends,

•  management quality/turnover,

•  industry competitive analysis, and

•  changes in business model/strategy.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position until cost recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

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

SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Consolidated revenues, as displayed in the table that follows, totaled $318.9 million for the first six months of 2008 compared to $333.1 million for the same period in 2007.

	For the Six-Month Period
	Ended June 30,
Consolidated revenues (in thousands)	2008	2007
Net premiums earned	$268,260	$275,465
Net investment income	38,863	38,067
Net realized investment gains	11,816	19,592
Total consolidated revenue	$318,939	$333,124

Consolidated revenue for the first six months of 2008 decreased $14.2 million, or 4%, from the same period in 2007.  Net premiums earned for the Group decreased 3% from 2007 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income improved 2% to $38.9 million despite a decline in available investment yields.

Net after-tax earnings for the first six months of 2008 totaled $64.1 million, $2.91 per diluted share, compared to $82.4 million, $3.35 per diluted share, for the same period in 2007.  In 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $18.5 million. Partially offsetting this favorable development in 2008 was $2.2 million in property losses on Midwest floods.  In 2007, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $36.4 million. Bonus and profit sharing-related expenses related to these specific items totaled $1.1 million in 2008 and $3.6 million in 2007.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first six months of 2008, equity in earnings of unconsolidated investee totaled $6.2 million from Maui Jim, Inc.  The first six months of 2007 reflected $5.7 million in income.  Investments in marketing and expansion initiatives made by our investee during 2007 have resulted in increased sales and revenue during 2008.

Results for the first six months of 2008 included pretax realized gains of $11.8 million, compared to pretax gains of $19.6 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax),  totaled $19.9 million, $0.91 per diluted share, for the first six months of 2008, compared to comprehensive earnings of $68.0 million, $2.77 per diluted share, for the same period in 2007.  Unrealized losses, net of tax, for the first six months of 2008 were $44.2 million, compared to $14.4 million for the same period in 2007.  With all of the uncertainty in the economy and financial markets, the equity markets struggled in the first six months of 2008.  Through June 30, 2008, the equity portfolio returned -8.9% resulting in unrealized losses.  Despite the decline during the first six months of the year, as of June 30, 2008, $85.6 million in unrealized gains remained in the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $346.0 million for the first six months of 2008 from $383.4 million for the same period of 2007, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group declined $20.9 million to $43.8 million for the first six months of 2008.  Underwriting income for 2008 included $18.5 million in favorable development on prior accident years’ loss reserves, compared to $36.4 million in 2007.  The GAAP combined ratio totaled 83.6 in 2008, compared to 76.5 in 2007.  The increase in combined ratio was primarily attributable to an increase in the Group’s loss ratio. The Group’s loss ratio increased to 46.2 for 2008, compared to 41.6 for 2007. The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ loss reserves, as discussed above.

	For the Six-Month Period
	Ended June 30,
	2008	2007
Gross premiums written (in thousands)
Casualty	$208,290	$238,607
Property	99,773	108,408
Surety	37,982	36,392
Total	$346,045	$383,407

Underwriting income(loss) (in thousands)
Casualty	$14,909	$43,885
Property	21,909	12,740
Surety	6,985	8,073
Total	$43,803	$64,698

Combined ratio
Casualty	90.8	75.0
Property	70.6	81.5
Surety	78.9	73.6
Total	83.6	76.5

Casualty

Gross premiums written for the casualty segment totaled $208.3 million for the first six months of 2008, a decrease of $30.3 million, or 13%, from the same period last year.  This segment continues to feel the pressure of significant rate reductions.  General liability, our largest growth contributor over the past several years, posted gross premiums written of $76.4 million, a decrease of $20.4 million, or 21%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation gross premiums written totaled $26.9 million for 2008, a decrease of $2.6 million, or 9%, from the first six months of 2007, due to continuing price and volume declines.  Commercial umbrella reported gross premiums written of $19.5 million in the first six months of 2008, a decline of $3.6 million, or 15%, from the same period last year.  On a positive note, gross premiums written for specialty program business advanced 8% to $18.2 million and personal umbrella rose 3% to $30.5 million from the same period in 2007.  Despite the overall rate softening, we believe we will continue to find profitable opportunities.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $14.9 million, compared to $43.9 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results for 2008 include favorable loss development on prior accident years, primarily 2002 through 2006. Products affected were general liability, commercial and personal umbrella and executive products.  Due to this positive emergence, during the first six months of 2008, we released reserves.  These reserve releases improved the segment’s underwriting results by $15.2 million.  From a comparative standpoint, results for 2007 included $33.3 million of favorable loss experience on prior accident years (1998 through 2005), primarily for general liability, umbrella, transportation, executive products, and employer’s indemnity, and on hurricanes (2005).  Overall, the combined ratio for the casualty segment was 90.8 for 2008 compared to 75.0 in 2007. The segment’s loss ratio was 59.9 in 2008 compared to 45.2 in 2007, primarily driven by increased expected loss ratios for the 2008 accident year and a greater amount of favorable development that impacted the 2007 results. As described in our 2007 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  In 2008, we anticipated continued rate declines and moderate loss cost inflation, which resulted in increased actuarial loss projections for the 2008 accident year.  The expense ratio for the casualty segment was 30.9 for the first six months of 2008 compared to 29.8 for the same period of 2007.

Property

Gross premiums written for the Group’s property segment totaled $99.8 million for the first six months of 2008, a decrease of $8.6 million, or approximately 8%, from the same period last year.  Our domestic fire book posted gross premiums written of $37.8 million, a decrease of $7.3 million, or 16%, from the same period last year.  Our difference-in-conditions (DIC) coverage declined $10.3 million, or 30%, to $24.8 million for the first six months of 2008.  Increased competition for non-catastrophe exposed accounts, combined with the softening of rates for earthquake and coastal wind-exposed risks, continue to impact the overall property market.  Offsetting this decline, our marine division reported $29.0 million in written premium during the first six months of 2008, an increase of $8.5 million, or 41%, from the same period last year.

Net premiums earned for the segment increased $5.4 million, or 8%, from the same period last year while net premiums written were flat, at $71.7 million. The current increase in net premiums earned is reflective of the increase in net premiums written experienced in the first quarter of 2008. The segment has benefitted from decreased catastrophe costs resulting in a reduction in ceded catastrophe premium of $4.9 million during the first six months of 2008.  Further, the segment reduced the amount of facultative reinsurance purchased resulting in reduced ceded written premium of $3.9 million and reduced ceded earned premium of $5.0 million during the first six months of 2008.  In addition, the marine division, our largest growth contributor, represents a larger percentage of the segment premium and has increased its retention rate in 2008.  Therefore, the division retains an increased portion of the premium, along with a heightened level of risk.  Net premiums written for that division increased $8.8 million, or 51%, while net premiums earned increased $8.9 million, or 66%, in the first six months of 2008 as a result of the growth in production and reduced reinsurance costs.

Underwriting income for the segment was $21.9 million for the first six months of 2008, compared to $12.7 million for the same period in 2007.  Results for 2008 include favorable loss development on prior accident years, primarily 2005 through 2006, for marine and construction.  Due to this positive emergence, during the first six months of 2008, we released reserves.  These reserve releases improved the segment’s underwriting results by $2.1 million. This favorable development was offset by $2.2 million in property losses on Midwest floods.  From a comparative standpoint, results for 2007 included $1.6 million of favorable loss experience on prior accident years (prior to 1999), on assumed property business and hurricanes (2005).  However, increased frequency and severity of habitational fire losses negatively impacted results for 2007.  Revised underwriting guidelines for habitational risks have negatively impacted written premium but are contributing to more stable and profitable underwriting results in 2008.

Segment results for 2008 translate into a combined ratio of 70.6, compared to 81.5 for the same period last year. The segment’s loss ratio improved to 31.4 from 46.2 in 2007, due to the aforementioned reduction in loss activity from habitational risks.

From an expense standpoint, the segment’s expense ratio for the first six months increased to 39.2 from 35.3 in 2007 due to increased commissions and the investment in additional underwriters.  In addition, marine, our primary growth product in the segment, carries higher policy acquisition costs than other products within the segment.

Surety

The surety segment posted gross premiums written of $38.0 million for the first six months of 2008, an increase of $1.6 million, or 4%, from the same period last year.  Premium growth was experienced across miscellaneous, commercial and contract lines.  The segment posted underwriting income of $7.0 million, compared to $8.1 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2002, which led to reserve releases during the first six months of 2008.  These reserve releases improved the segment’s underwriting results by $1.1 million.  Results for 2007 included $1.6 million of favorable loss development on a prior accident year (2005).

The combined ratio for the surety segment totaled 78.9 in 2008, versus 73.6 for the same period in 2007.  The segment’s loss ratio was 13.6 for 2008, compared to 10.5 for 2007, as both periods were favorably impacted by the aforementioned reserve releases.  In 2008, loss ratios on the current accident year are up slightly, reflective of our expectation of moderate loss cost inflation.  The expense ratio increased slightly to 65.3 compared to 63.1 for the same period last year as acquisition costs rose with the addition of underwriters and expansion efforts over the past year.

We are in litigation concerning certain commercial surety bond claims arising out of a specific bond program (the Commercial Money Center or “CMC” litigation), said litigation previously disclosed in various SEC filings, including Item 3- Legal Proceedings of our 2007 Annual Report on Form 10-K.  On March 13, 2008, we reached a settlement with Bank of Waukegan, one of the investor banks party to the legal proceedings.  The settlement ends our litigation with Bank of Waukegan but does not resolve our pending litigation with Atlantic Coast Federal Bank. The settlement with Bank of Waukegan relates to surety bonds representing approximately 11.75% of the amount to which the investor banks had claimed entitlement.  The settlement did not have a material adverse impact on our financial statements taken as a whole.  While it is impossible to ascertain the ultimate outcome of the litigation between us and Atlantic Coast Federal Bank (the remaining investor bank) at this time, we continue to believe we have meritorious defenses with respect to Atlantic Coast Federal Bank’s claims and we will continue to vigorously assert those defenses in the pending litigation.  We believe we are adequately reserved for the ultimate outcome of the remaining litigation and that the resolution will not have a material adverse impact on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2008, net investment income increased by 2.1% over that reported for the same period in 2007.  This improvement was primarily due to increased yield on the taxable investment portfolio. On an after-tax basis, investment income increased by 2.6%.  The average annual yields on our investments for the first six months of 2008 and 2007 were as follows:

	2008	2007
Pretax Yield
Taxable	5.46%	5.37%
Tax-Exempt	3.98%	4.02%
After-tax yield
Taxable	3.55%	3.49%
Tax-Exempt	3.77%	3.81%

The fixed-income portfolio increased by $34.8 million during the first six months of 2008.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.4%.  Our equity portfolio decreased by $45.0 million during the first six months of 2008, to $348.7 million. The equity portfolio had a total return of -8.9% during the first six months of 2008.

We realized a total of $11.8 million in net capital gains in the first six months of 2008, compared to net capital gains of $19.6 million in the first six months of 2007.  Investment gains in 2008 relate primarily to the sale of certain equity securities.  We sold these securities as we believe the proceeds could be invested in other opportunities that provide greater return potential going forward.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity. During the first three months of 2008, we recognized an other-than-temporary impairment loss of $0.5 million.  This other-than-temporary impairment charge relates to two floating rate preferred stock securities.  While we did not recognize any other-than-temporary impairment losses in the second quarter, continued market volatility could lead to impairment in subsequent quarters.

In 2007, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity and preferred stock portfolio as of June 30, 2008, including fair value, cost basis, and unrealized gains and losses.

	6/30/2008
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$18,246	$17,643	$1,451	$(2,054)	$(603)	-3.3%
Consumer Staples	12,291	29,012	16,721	—	16,721	136.0%
Energy	9,013	33,153	24,140	—	24,140	267.8%
Financials	27,683	31,723	6,497	(2,457)	4,040	14.6%
Healthcare	12,162	21,869	11,938	(2,231)	9,707	79.8%
Industrials	12,731	26,330	13,952	(353)	13,599	106.8%
Materials	7,542	7,294	308	(556)	(248)	-3.3%
Information Technology	13,005	20,757	7,812	(60)	7,752	59.6%
Telecommunications	4,408	9,997	5,589	—	5,589	126.8%
Utilities	42,153	62,396	20,598	(355)	20,243	48.0%
Preferred Stocks	48,257	41,555	54	(6,756)	(6,702)	-13.9%
Mutual Fund / ETF	55,531	46,931	—	(8,600)	(8,600)	-15.5%
	$263,022	$348,660	$109,060	$(23,422)	$85,638	32.6%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

We maintain an allocation to municipal fixed income securities.  As of June 30, 2008, we had $519.0 million in municipal securities.  Of our consolidated municipal fixed income portfolio, approximately 70% of these bonds are insured by what we consider traditional monoline insurers through wrap insurance.  Many of the traditional monoline municipal bond insurers have been under pressure in recent months.  In many instances, rating agencies have downgraded these municipal bond insurers.  Despite these downgrades, the credit quality on our municipal bond portfolio remains outstanding.  As of June 30, 2008, approximately 41% of our municipal bond portfolio maintains an ‘AAA’ rating, and 53% of our municipal bond portfolio maintains an ‘AA’ rating.  It is important to note that historical default studies indicate that the default rate for municipal bonds is less than similarly rated corporate bonds.  We believe that our municipal fixed income portfolio has a very high credit rating and that insurance is not necessary to own these securities.  Most importantly, the underlying credit strength of the municipalities that issued the securities has not changed.

A timely topic in today’s environment is subprime mortgage exposure.  We define subprime mortgages as loans which include one or more of the following: a weak credit score (FICO score of less than 640), high debt-to-income ratio, high loan-to-value ratio, or undocumented income.  We have reviewed our subprime investment exposure and believe our risk is minimal.  Our exposure to subprime is through direct investments in subprime backed mortgage products and is approximately $3 million.  To date, all of these securities have paid as agreed.  These securities are fixed rate, exclude interest rate resets, and were issued prior to 2005.

INCOME TAXES

Our effective tax rate for the first six months of 2008 was 31% compared to 32% for the same period in 2007. The effective rate for the first six months of 2008 is lower due to the decrease in underwriting income, which is taxed at 35%.  Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2008 and 2007 as a result of the following:

	2008		2007
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$32,578	35%	$42,345	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(3,174)	-4%	(2,965)	-2%
Dividends received deduction	(948)	-1%	(859)	-1%
Dividends paid deduction	(245)	0%	(237)	0%
Other items, net	762	1%	331	0%

Total tax expense	$28,973	31%	$38,615	32%

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

The following table summarizes cash flows for the six month periods ended June 30, 2008 and 2007.

	2008	2007
	(in thousands)
Operating cash flows	$86,568	$89,047
Investing cash flows	$(31,440)	$(76,107)
Financing cash flows	$(55,128)	$(12,940)
Total	$—	$—

Cash flows from operating activities decreased slightly during the first six months of 2008 compared to that reported for the same period in 2007, due to the timing of certain reinsurance, claim and other payments.  In both 2008 and 2007, available operating cash flow has been used in investing activities to purchase additional investment securities and in financing activities to fund the repurchase of our stock.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  During the second quarter of 2008, we repurchased 318,000 shares for $15.9 million under the plan.  As of June 30, 2008, we have repurchased 2,838,800 shares for a total of $159.9 million.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  As of June 30, 2008, we are party to reverse repurchase agreements (short-term debt) totaling $25.9 million, with an annual interest rate of 2.45%.

We are not party to any off-balance sheet arrangements.

At June 30, 2008, we had short-term investments and other investments maturing within one year, of approximately $74.0 million and investments of $393.3 million maturing within five years. We maintain a revolving line of credit with one financial institution, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of June 30, 2008, no amounts were outstanding on this facility.

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

Our investment portfolio has limited exposure to structured asset backed products. We have approximately $27 million in asset backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. Included in this total is roughly $3 million in subprime home equity exposure. We have approximately $56 million in securities backed by commercial mortgages and roughly $205 million in securities backed by conforming Freddie Mac, Fannie Mae and Ginnie Mae residential loans. If you exclude the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages our exposure to asset backed products is roughly 5 percent of our investment portfolio and our direct subprime exposure is less than 1 percent.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2008, our investment portfolio had a book value of $1.8 billion. Invested assets at June 30, 2008, decreased by $34.8 million from December 31, 2007.

As of June 30, 2008, our fixed-income portfolio had the following rating distribution:

AAA	55.7%
AA	20.0%
A	19.1%
BBB	5.2%
Total	100.0%

As of June 30, 2008, the duration of the fixed income portfolio was 4.7 years. Our fixed-income portfolio remained well diversified, with 811 individual issues as of June 30, 2008.

At June 30, 2008, our equity portfolio had a fair value of $307.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance and real estate investment trust (REIT) securities.  Our preferred stock portfolio had a fair value of $41.6 million as of June 30, 2008.  In the equity and preferred stock portfolios, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2008, our equity portfolio had a dividend yield of 3.1% compared to 2.2% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 127 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2008, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $25.9 million in reverse repurchase debt agreements with a maturity of three months, and $741.1 million of shareholders’ equity. Debt outstanding comprised 14.5% of total capital as of June 30, 2008.

We paid a quarterly cash dividend of $0.25 per share on July 15, 2008, an increase of $.02 from the prior quarter, representing our 128th consecutive quarterly dividend. We have increased dividends for 33 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2008 without prior approval is $126.2 million which represents RLI Insurance Company’s 2007 net income.  Dividends that have been paid by RLI Insurance Company to RLI Corp. in the first six months of 2008 include $40.0 million on March 28th and $25.0 million on June 27th, for a total of $65 million year-to-date.  Dividends paid the last six months of 2007 totaled $85.0 million, bringing the total for the rolling 12-month period to $150.0 million, exceeding the limitation of $126.2 million.  Therefore, permission for the special dividend was sought and obtained from the Illinois Department of Insurance.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for the share repurchase plan, shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $3.5 million for the first six months of 2008, up $0.5 million from the same period in 2007.  As of June 30, 2008, outstanding debt balances totaled $125.9 million, compared to $127.0 million at June 30, 2007.  The June 30, 2008 debt balance is comprised of the $100.0 million in senior notes and $25.9 million in reverse repurchase agreements. The June 30, 2007 balance consisted of the $100.0 million in senior notes and $27.0 million in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the six month periods ended June 30, 2008 and 2007:

	2Q	2Q
	2008	2007
Line of Credit	NA	NA
Reverse repurchase agreements	3.76%	5.45%
Total short-term debt	3.76%	5.45%
Senior Notes	6.02%	6.02%
Total Debt	5.52%	6.01%

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Consolidated revenues, as displayed in the table that follows, totaled $160.0 million for the second quarter of 2008 compared to $171.5 million for the same period in 2007.

	For the Three-Month Period
	Ended June 30,
Consolidated revenues (in thousands)	2008	2007
Net premiums earned	$132,295	$137,488
Net investment income	19,605	19,077
Net realized investment gains	8,075	14,967
Total consolidated revenue	$159,975	$171,532

Consolidated revenue for the second quarter of 2008 decreased $11.6 million, or 7%, from the same period in 2007.  Net premiums earned for the Group decreased 4% from 2007 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income improved 3% to $19.6 million despite a decline in available investment yields.

Net after-tax earnings for the second quarter of 2008 totaled $38.7 million, $1.77 per diluted share, compared to $49.9 million, $2.04 per diluted share, for the same period in 2007.  In the second quarter of 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $18.5 million. Partially offsetting this favorable development in 2008 was $2.2 million in property losses on Midwest floods.  In the second quarter of 2007, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $22.8 million. Bonus and profit sharing-related expenses related to these specific items totaled $1.1 million in 2008 and $2.3 million in 2007.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the second quarter of 2008, equity in earnings of unconsolidated investee totaled $3.9 million from Maui Jim, Inc.  The second quarter of 2007 reflected $4.4 million in income.

Results for the second quarter of 2008 included pretax realized gains of $8.1 million, compared to pretax gains of $15.0 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled

$13.3 million, $0.61 per diluted share, for the second quarter of 2008, compared to comprehensive earnings of $34.9 million, $1.43 per diluted share, for the same period in 2007. Unrealized losses, net of tax, for the second quarter of 2008 were $25.3 million, compared to $15.0 million for the same period in 2007. With all of the uncertainty in the economy and financial markets, the equity markets continued to struggle in the second quarter of 2008.  For the quarter, the equity portfolio returned -1.9% resulting in unrealized losses.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $185.0 million for the second quarter of 2008 from $212.1 million in the second quarter of 2007, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group declined $10.0 million to $29.1 million for the second quarter of 2008.  Results for both years were favorably impacted by prior accident years’ loss reserve releases.  The GAAP combined ratio totaled 78.0 in 2008, compared to 71.6 in 2007.  The increase in combined ratio was primarily attributable to an increase in the Group’s loss ratio.  The Group’s loss ratio increased to 41.4 for 2008, compared to 37.5 for 2007.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ loss reserves.

	For the Three-Month Period
	Ended June 30,
	2008	2007
Gross premiums written (in thousands)
Casualty	$107,274	$127,250
Property	57,780	66,256
Surety	19,968	18,585
Total	$185,022	$212,091

Underwriting income (in thousands)
Casualty	$15,544	$25,268
Property	9,530	8,791
Surety	4,065	5,042
Total	$29,139	$39,101

Combined ratio
Casualty	80.2	71.2
Property	74.0	74.6
Surety	76.2	66.9
Total	78.0	71.6

Casualty

Gross premiums written for the casualty segment totaled $107.3 million for the second quarter of 2008, a decrease of $20.0 million, or 16%, from the same period last year.  This segment continues to feel the pressure of significant rate reductions.  General liability, our largest growth contributor over the past several years, posted gross premiums written of $36.8 million for the second quarter of 2008, a decrease of $12.8 million, or 26%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation gross premiums written totaled $14.6 million, a decrease of $1.5 million, or 10%, from the second quarter of 2007, due to continuing price and volume declines. Executive products reported gross premiums written of $13.3 million in the second quarter of 2008, a decline of $2.7 million, or 17%, from the same period last year.  On a positive note, gross premiums written for personal umbrella advanced 4% to $16.1 million from the same period in 2007.  Despite the overall rate softening, we believe we will continue to find profitable opportunities.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment posted underwriting income of $15.5 million, compared to $25.3 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results for 2008 include favorable loss development on prior accident years, primarily 2002 through 2006. Products affected were general liability, commercial and personal umbrella and executive products.  Due to this positive emergence, during the second quarter of 2008, we released reserves.  These reserve releases improved the segment’s underwriting results by $15.2 million.  From a comparative standpoint, results for 2007 include $19.4 million of favorable loss experience on prior accident years (1998 through 2005) primarily for general liability, umbrella, transportation, executive products, and employer’s indemnity.  Overall, the combined ratio for the casualty segment was 80.2 for 2008 compared to 71.2 in 2007. The segment’s loss ratio was 49.7 in 2008 compared to 41.8 in 2007, primarily driven by increased expected loss ratios for the 2008 accident year and a greater amount of favorable development that impacted the 2007 results.  As described in our 2007 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  In 2008, we anticipated continued rate declines and moderate loss cost inflation, which resulted in increased actuarial loss projections for the 2008 accident year.  The expense ratio for the casualty segment was 30.5 for the second quarter of 2008 compared to 29.4 for the same period of 2007.

Property

Gross premiums written for the Group’s property segment totaled $57.8 million, a decrease of $8.5 million, or approximately 13%, from the same period last year.  Our domestic fire book posted gross premiums written of $20.8 million, a decrease of $7.4 million, or 26%, from the same period last year.  Our difference-in-conditions (DIC) gross premiums written declined $7.4 million, or 33%, to $15.1 million for the second quarter of 2008.  Increased competition for non-catastrophe exposed accounts, combined with the softening of rates for earthquake and coastal wind-exposed risks, continue to impact the overall property market.  Offsetting this decline, our marine division reported $17.5 million in gross premiums written during the second quarter of 2008, an increase of $5.8 million, or 50%, from the same period last year.

Net premiums earned for the segment increased $2.2 million, or 6%, from the second quarter of 2007 while net premiums written decreased $4.8 million, or

10%, from same period last year. The current increase in net premiums earned is reflective of the increase in net premiums written experienced in the first quarter of 2008.  The segment has benefitted from decreased catastrophe costs resulting in a reduction in ceded catastrophe premium of $2.7 million during the second quarter of 2008.  Further, the segment reduced the amount of facultative reinsurance purchased resulting in reduced ceded written premium of $1.8 million and reduced ceded earned premium of $2.3 million during the second quarter of 2008.  In addition, the marine division, our largest growth contributor, represents a larger percentage of the segment premium and has increased its retention rate in 2008.  Therefore, the division retains an increased portion of the premium, along with a heightened level of risk.  Net premiums written for that division increased $5.4 million, or 52%, while net premiums earned increased $4.1 million, or 55%, in the second quarter 2008 as a result of the growth in production and reduced reinsurance costs.

Underwriting income for the segment was $9.5 million for the second quarter of 2008, compared to $8.8 million for the same period in 2007.  Results for 2008 include favorable loss development on prior accident years, primarily 2004 through 2006, for marine and construction.  Due to this positive emergence, during the second quarter of 2008, we released reserves.  These reserve releases improved the segment’s underwriting results by $2.1 million.  This favorable development was offset by $2.2 million in property losses on Midwest floods.  From a comparative standpoint, results for the second quarter of 2007 included $1.6 million of favorable loss experience on prior accident years (prior to 1999), on assumed property business and hurricanes (2005).  However, increased frequency and severity of habitational fire losses negatively impacted results for 2007.  Revised underwriting guidelines for habitational risks have negatively impacted written premium but are contributing to more stable and profitable underwriting results in 2008.

Segment results for 2008 translate into a combined ratio of 74.0, compared to 74.6 for the same period last year. The segment’s loss ratio improved to 37.8 from 41.8 in 2007, due to the aforementioned reduction in loss activity from habitational risks.

From an expense standpoint, the segment’s expense ratio for the second quarter increased to 36.2 from 32.8 in 2007 due to increased commissions and the investment in additional underwriters.  In addition, marine, our primary growth product in the segment, carries higher policy acquisition costs than other products within the segment.

Surety

The surety segment posted gross premiums written of $20.0 million for the second quarter of 2008, an increase of $1.4 million, or 7%, from the same period last year.  Premium growth was experienced across miscellaneous, contract and energy lines.  The segment posted underwriting income of $4.1 million, compared to $5.0 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2002, which led to reserve releases during the second quarter of 2008.  These reserve releases improved the segment’s underwriting results by $1.1 million. Results for 2007 included $1.6 million of favorable loss development on a prior accident year (2005).

The combined ratio for the surety segment totaled 76.2 for the second quarter of 2008, versus 66.9 for the same period in 2007.  The segment’s loss ratio was 11.0 for 2008, compared to 3.1 for 2007, as both periods were favorably impacted by the aforementioned reserve releases.  In 2008, loss ratios on the current accident year are up slightly, reflective of our expectation of moderate loss cost inflation.  The expense ratio increased slightly to 65.2 compared to 63.8 for the same period last year as acquisition costs rose with the addition of underwriters and expansion efforts over the past year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $19.6 million during the second quarter of 2008, an increase of 2.8% over that reported for the same period in 2007.  The improvement in income is due to an increased asset base and higher yields.  On an after-tax basis, investment income increased by 3.4%.

Yields on our fixed income investments for the second quarter of 2008 and 2007 are as follows:

	2Q 2008	2Q 2007
Pretax Yield
Taxable	5.48%	5.33%
Tax-Exempt	3.94%	4.03%
After-tax yield
Taxable	3.56%	3.46%
Tax-Exempt	3.74%	3.82%

We realized $8.1 million in capital gains in the second quarter of 2008, compared to capital gains of $ 15.0 million in the second quarter of 2007.  Investment gains in 2008 relate to the sale of certain equity securities deemed to have reached their full value.  Funds received were used to further diversify the investment portfolio.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity.

There were no losses associated with the other-than-temporary impairment of securities in the second quarters of 2008 or 2007, however, continued market volatility could lead to impairment in subsequent quarters.

INCOME TAXES

Our effective tax rate for the second quarter of 2008 was 32% compared to 32% for the same period in 2007.  Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2008 and 2007 as a result of the following:

	2008		2007
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$19,992	35%	$25,846	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,637)	-3%	(1,476)	-2%
Dividends received deduction	(463)	-1%	(417)	-1%
Dividends paid deduction	(125)	0%	(117)	0%
Other items, net	704	1%	158	0%

Total tax expense	$18,471	32%	$23,994	32%

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

Our market risk exposures at June 30, 2008, have not materially changed from those identified in our 2007 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.                              Legal Proceedings – There were no material changes to report.

Item 1A.                     Risk Factors - There were no material changes to report.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds —

Items 2(a) and (b) are not applicable.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  To the extent reasonably practicable, the program shall be completed no later than one year from the date of approval.  During the second quarter of 2008, we repurchased 318,000 shares for $15.9 million under the plan.  The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the second quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2008 - April 30, 2008	71,800	$48.20	71,800	$52,495,984
May 1, 2008 - May 31, 2008	172,500	49.80	172,500	43,905,538
June 1, 2008 - June 30, 2008	73,700	52.04	73,700	40,070,513
Total	318,000		318,000

Item 3.                              Defaults Upon Senior Securities - Not Applicable

Item 4.                              Submission of Matters to a Vote of Security Holders —

At the May 1, 2008 annual shareholders’ meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
John T. Baily	19,552,854	467,931
Jordan W. Graham	18,944,894	1,075,891
Gerald I. Lenrow	19,269,640	751,144
Gerald D. Stephens	19,471,586	549,199

Amend the Company’s Amended and Restated Articles of Incorporation to Declassify the Board of Directors

Votes Cast
For	Against	Abstain
19,838,234	121,901	60,648

Amend the Company’s Amended and Restated Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock

Votes Cast
For	Against	Abstain
9,116,914	10,877,272	26,597

Amend the Company’s Amended and Restated Articles of Incorporation to Revise the Indemnification Provisions and Limit Director Personal Liability

Votes Cast
For	Against	Abstain
19,656,012	314,046	50,724

Amend the Company’s Amended and Restated Articles of Incorporation to Eliminate Shareholder Written Consent

Votes Cast
For	Against	Abstain
8,159,233	9,673,360	85,424

Amend the Company’s Amended and Restated Articles of Incorporation to Reduce the Shareholder Vote Required for Asset Sale Transactions

Votes Cast
For	Against	Abstain
19,464,356	497,203	59,223

Ratification of Selection of Independent Registered Public Accounting Firm

Votes Cast
For	Against	Abstain
19,656,023	336,744	28,016

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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

Date: July 28, 2008