Form 10-Q
period 2008-09-30
RLI CORP
filed 2008-10-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2008 the number of shares outstanding of the registrant’s Common Stock was 21,414,266.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period Ended September 30,
(in thousands, except per share data)	2008	2007

Net premiums earned	$130,850	$134,111
Net investment income	19,844	20,433
Net realized investment gains (losses)	(24,212)	3,822
	126,482	158,366
Losses and settlement expenses	66,013	16,977
Policy acquisition costs	41,424	38,685
Insurance operating expenses	8,216	12,082
Interest expense on debt	1,646	1,913
General corporate expenses	1,735	3,401
	119,034	73,058
Equity in earnings of unconsolidated investees	248	2,047
Earnings before income taxes	7,696	87,355
Income tax expense (benefit)	(890)	25,816
Net earnings	$8,586	$61,539

Other comprehensive earnings (loss), net of tax	(24,109)	9,861
Comprehensive earnings (loss)	$(15,523)	$71,400
Income taxes-deferred
Earnings per share:
Basic:

Basic net earnings per share	$0.40	$2.61
Basic comprehensive earnings (loss) per share	$(0.73)	$3.03

Diluted:

Diluted net earnings per share	$0.40	$2.56
Diluted comprehensive earnings (loss) per share	$(0.72)	$2.97

Weighted average number of common shares outstanding
Basic	21,342	23,541
Diluted	21,678	24,029

Cash dividends declared per common share	$0.25	$0.22

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Period
	Ended September 30,
(in thousands, except per share data)	2008	2007

Net premiums earned	$399,110	$409,576
Net investment income	58,707	58,500
Net realized investment gains (losses)	(12,396)	23,414
	445,421	491,490
Losses and settlement expenses	190,043	131,609
Policy acquisition costs	121,721	115,276
Insurance operating expenses	28,346	31,626
Interest expense on debt	5,191	4,968
General corporate expenses	5,759	7,441
	351,060	290,920
Equity in earnings of unconsolidated investees	6,417	7,770
Earnings before income taxes	100,778	208,340
Income tax expense	28,083	64,431
Net earnings	$72,695	$143,909

Other comprehensive loss, net of tax	(68,274)	(4,491)
Comprehensive earnings	$4,421	$139,418

Earnings per share:
Basic:

Basic net earnings per share	$3.37	$6.03
Basic comprehensive earnings per share	$0.20	$5.84

Diluted:

Diluted net earnings per share	$3.32	$5.91
Diluted comprehensive earnings per share	$0.20	$5.72

Weighted average number of common shares outstanding
Basic	21,574	23,861
Diluted	21,893	24,367

Cash dividends declared per common share	$0.73	$0.64

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2008	2007
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,284,601	$1,283,305
Held-to-maturity, at amortized cost	41,515	73,648
Trading, at fair value	12,867	15,413
Equity securities, at fair value	334,634	359,513
Preferred stock, at fair value	16,749	34,167
Short-term investments, at cost	68,669	73,731
Total investments	1,759,035	1,839,777
Accrued investment income	18,107	18,296
Premiums and reinsurance balances receivable	93,795	105,937
Ceded unearned premium	64,522	71,021
Reinsurance balances recoverable on unpaid losses	374,279	417,250
Deferred policy acquisition costs	82,546	78,882
Property and equipment	21,947	20,050
Income taxes-deferred	10,225	—
Investment in unconsolidated investees	40,558	38,162
Goodwill	26,214	26,214
Other assets	16,299	10,934
TOTAL ASSETS	$2,507,527	$2,626,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,190,507	$1,192,178
Unearned premiums	344,425	355,522
Reinsurance balances payable	29,209	38,273
Notes payable, short-term debt	—	27,975
Income taxes-deferred	—	25,042
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	32,371	39,303
Other liabilities	92,157	73,808
TOTAL LIABILITIES	$1,788,669	$1,852,101

Shareholders’ Equity
Common stock ($1 par value)
(32,045,922 shares issued at 9/30/08)
(31,869,596 shares issued at 12/31/07)	32,046	31,870
Paid-in capital	195,853	192,446
Accumulated other comprehensive earnings	27,427	95,701
Retained earnings	806,799	749,767
Deferred compensation	8,093	7,980
Less: Treasury shares at cost
(10,631,656 shares at 9/30/08)	(351,360)	(303,342)
(9,714,456 shares at 12/31/07)
TOTAL SHAREHOLDERS’ EQUITY	718,858	774,422
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,507,527	$2,626,523

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period
	Ended September 30,
(in thousands)	2008	2007

Net cash provided by operating activities	$126,732	$111,228
Cash Flows from Investing Activities
Investments purchased	(496,511)	(324,898)
Investments sold	141,378	133,940
Investments called or matured	306,973	91,365
Net change in short-term investments	13,762	2,218
Changes in notes receivable	—	9,500
Net property and equipment purchased	(4,632)	(510)
Net cash used in investing activities	$(39,030)	$(88,385)

Cash Flows from Financing Activities
Cash dividends paid	$(15,406)	$(14,876)
Payment on short-term debt	(81,992)	—
Proceeds from issuance of short-term debt	54,017	52,644
Stock option plan share issuance	(79)	2,141
Excess tax benefit from exercise of stock options	3,663	1,931
Treasury shares purchased	(47,905)	(64,683)
Net cash used in financing activities	$(87,702)	$(22,843)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at September 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2008 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

SFAS No. 157, Fair Value Measurements (SFAS 157)

On January 1, 2008, we partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  As allowed under Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-2, we have elected not to fully adopt SFAS 157 at this time and are deferring adoption for certain nonfinancial assets and liabilities until January 1, 2009.  SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchical disclosure framework for assets and liabilities measured at fair value.  The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date (an exit price), as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability, such as credit or liquidity risk. SFAS 157 became effective for fiscal years beginning after November 15, 2007.  The partial adoption of SFAS 157 had no impact on our financial position or results of operations.

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

FSP FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active

FSP FAS 157-3 became effective on October 10, 2008 and clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced liquidation or distressed sale.  Determining the fair value of a financial asset in an illiquid market depends on the facts and circumstances and may require the use of significant judgments for certain Level 2 and all Level 3 financial assets where market activity is not readily available.  As of September 30, 2008, we did not have any Level 3 financial assets which would require the use of significant judgments in the determination of fair value.

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

C.             STATE REGULATION

The Florida Supreme Court recently issued a case ruling with the effect that surplus lines insurance is subject to the same regulation as admitted insurance in Florida, excluding rate regulation.  Although not stated expressly in the ruling, it implies that surplus lines policy forms must be filed and approved by the Florida Office of Insurance Regulation (FOIR).  In response, the FOIR has publicly stated that it disagrees with the ruling and its foundations and that the FOIR does not now nor has it ever required surplus lines insurers to comply with such form filing requirements.  Although the status of this situation is uncertain and at this stage we cannot predict how this matter will be resolved, we believe it will not result in material negative consequences for the Company.

D.            INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at September 30, 2008 and December 31, 2007.  Annual impairment testing was performed during the second quarter of 2008, pursuant to the requirements of SFAS 142.  Based upon this review, this asset was not impaired.  As of September 30, 2008, there are no indications of impairment.

Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that were amortized under SFAS 142 during the periods presented relate to our purchase of customer-related and marketing-related intangibles.  These intangibles had useful lives ranging from five to 10 years. Amortization of intangible assets was $0.1 million for the first nine months of 2007. There is no amortization expense in 2008 as these assets were fully amortized in 2007.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2008			Ended September 30, 2007
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$8,586	21,342	$0.40	$61,539	23,541	$2.61
Effect of Dilutive Securities
Stock Options	—	336		—	488

Diluted EPS
Income available to common shareholders	$8,586	21,678	$0.40	$61,539	24,029	$2.56

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2008			Ended September 30, 2007
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$72,695	21,574	$3.37	$143,909	23,861	$6.03
Effect of Dilutive Securities
Stock Options	—	319		—	506

Diluted EPS
Income available to common shareholders	$72,695	21,893	$3.32	$143,909	24,367	$5.91

2.  INVESTMENTS

Our investments include fixed income debt securities, common stock equity securities and preferred stock equity securities.  As disclosed in our 2007 Annual Report on Form 10-K, we present our investments in the above classes as either available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined by FAS 157.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment.  If this review suggests that a decline in fair value is other-than-temporary based upon many factors including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings.

The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2008 and December 31, 2007. They segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of September 30, 2008 and December 31, 2007, unrealized losses, as shown in the following tables, were 3% and 1%, respectively, of total invested assets.  Unrealized losses have increased in 2008, reflective of recent market volatility.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2008

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$156,505	$—	$156,505
Cost or Amortized Cost	157,919	—	157,919
Unrealized Loss	(1,414)	—	(1,414)

Mtge/ABS/CMO *
Fair value	$83,019	$38,141	$121,160
Cost or Amortized Cost	85,960	40,394	126,354
Unrealized Loss	(2,941)	(2,253)	(5,194)

Corporate
Fair value	$170,824	$35,875	$206,699
Cost or Amortized Cost	184,775	42,716	227,491
Unrealized Loss	(13,951)	(6,841)	(20,792)

States, political subdivisions & revenues
Fair value	$232,847	$12,793	$245,640
Cost or Amortized Cost	242,284	13,993	256,277
Unrealized Loss	(9,437)	(1,200)	(10,637)

Subtotal, debt securities
Fair value	$643,195	$86,809	$730,004
Cost or Amortized Cost	670,938	97,103	768,041
Unrealized Loss	(27,743)	(10,294)	(38,037)

Common Stock
Fair value	$76,072	$60,478	$136,550
Cost or Amortized Cost	86,872	71,395	158,267
Unrealized Loss	(10,800)	(10,917)	(21,717)

Preferred Stock
Fair value	$1,060	$—	$1,060
Cost or Amortized Cost	1,060	—	1,060
Unrealized Loss	—	—	—

Total
Fair value	$720,327	$147,287	$867,614
Cost or Amortized Cost	758,870	168,498	927,368
Unrealized Loss	(38,543)	(21,211)	(59,754)

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

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2008 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$709,865	$677,161	$(32,704)	86.0%
2	BBB	Baa	58,176	52,843	(5,333)	14.0%
3	BB	Ba	—	—	—	0.0%
4	B	B	—	—	—	0.0%
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$768,041	$730,004	$(38,037)	100.0%

The fixed income portfolio contained 358 unrealized loss positions as of September 30, 2008. The $38.0 million in associated unrealized losses for these 358 securities is 2.8% of the fixed income portfolio’s cost basis. Of these 358 securities, 40 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $10.3 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities except for $3.6 million in losses related to bonds issued by Lehman Brothers who declared bankruptcy during the third quarter.  As such, other-than-temporary impairment charges of $3.6 million were recorded in the three months ended September 30, 2008 for these bonds.  With respect to those fixed income securities which fall under the provisions of EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, all of our securitized financial assets are of a high credit quality and it is not probable that contractual cash flows will not be collected.  On an overall basis and specifically within our commercial mortgage backed and asset backed portfolios, the single worst unrealized position is 18.9% below cost and thus we believe that there are no other-than-temporarily-impaired securities within these asset classes.  The fixed income unrealized losses can primarily be attributed to the current economic conditions and the subsequent impact of credit spreads widening.  We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                              Credit ratings from major rating agencies, including Moody’s and S&P,

2.                              Business and operating performance trends,

3.                              Management quality/turnover,

4.                              Industry competitive analysis, and

5.                              Changes in business model/strategy.

As of September 30, 2008, we held 32 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $21.7 million. Of the 32 common stock positions that were in an unrealized loss position, 4 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $10.9 million in unrealized losses.  We specifically review equity securities with unrealized losses greater than 12 months in duration as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves.  At September 30, 2008, the four positions in unrealized losses for greater than 12 months essentially relate to exchange traded mutual funds that are based on general market indices or backed by municipal bonds and thus have been specifically impacted by the recent market events.  However, we have observed that none of these securities have declined by 20% or more from its cost basis for a continuous period of six months or more. We believe all of these positions have favorable long-term prospects and we believe that all unrealized loss positions will recover to our cost basis in a reasonable period of time.

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

Assets measured at fair value on a recurring basis are summarized below:

($ in 000s)

	As of September 30, 2008,
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$12,867	$—	$12,867
Available-for-sale securities	351,383	1,284,601	—	1,635,984
Total	$351,383	$1,297,468	$—	$1,648,851

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

4.  STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the Board of Directors, based on the recommendation of the Executive Resources Committee and the Nominating/Corporate Governance Committee of our Board of Directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 927,350 stock options under this plan, including 246,250 thus far in 2008.

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

The following tables summarize option activity for the periods ended September 30, 2008 and 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	246,250	$50.52
Options exercised	(315,351)	$21.90		$12,332
Options canceled/forfeited	(3,120)	$51.42
Outstanding options at September 30, 2008	1,533,031	$41.56	6.46	$34,279
Exercisable options at September 30, 2008	972,920	$35.30	5.08	$27,845

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2007	1,632,019	$31.29
Options granted	216,300	$56.10
Options exercised	(247,124)	$22.85		$8,711
Options canceled/forfeited	(5,840)	$50.98
Outstanding options at September 30, 2007	1,595,355	$35.89	6.00	$33,232
Exercisable options at September 30, 2007	1,219,154	$30.41	5.02	$32,074

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2008, 246,250 options were granted with an average exercise price of $50.52 and an average fair value of $12.58.  We recognized $0.7 million of expense in the third quarter of 2008, and $1.9 million in the first nine months of 2008, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the third quarter of 2008, and $0.6 million in the first nine months of 2008, related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $4.5 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2008	2007
Weighted-average fair value of grants	$12.58	$15.12
Risk-free interest rates	3.29%	4.60%
Dividend yield	1.53%	1.47%
Expected volatility	23.76%	21.72%
Expected option life	6.34 years	6.34 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2008	2007	2008	2007
Casualty	$76,993	$84,252	$237,559	$260,051
Property	36,376	34,013	110,869	103,108
Surety	17,481	15,846	50,682	46,417

Net premiums earned	$130,850	$134,111	$399,110	$409,576

Net investment income	19,844	20,433	58,707	58,500
Net realized gains (losses)	(24,212)	3,822	(12,396)	23,414

Total consolidated revenue	$126,482	$158,366	$445,421	$491,490

	NET EARNINGS		NET EARNINGS
	2008	2007	2008	2007
Casualty	$18,537	$47,555	$33,446	$91,440
Property	(11,059)	8,158	10,850	20,898
Surety	7,719	10,654	14,704	18,727

Net Underwriting Income	$15,197	$66,367	$59,000	$131,065

Net investment income	19,844	20,433	58,707	58,500
Net realized gains (losses)	(24,212)	3,822	(12,396)	23,414
General corporate expense and interest on debt	(3,381)	(5,314)	(10,950)	(12,409)
Equity in earnings of unconsolidated investee	248	2,047	6,417	7,770

Total earnings before income taxes	$7,696	$87,355	$100,778	$208,340
Income tax expense (benefit)	(890)	25,816	28,083	64,431

Total net earnings	$8,586	$61,539	$72,695	$143,909

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007

Casualty
General liability	$34,163	$41,364	$107,465	$128,010
Commercial and personal umbrella	16,335	16,566	48,771	49,894
Commercial transportation	11,292	11,615	35,409	36,741
Specialty program business	8,084	7,467	23,580	21,964
Executive coverages	3,504	2,817	10,057	8,969
Other	3,615	4,423	12,277	14,473
Total	$76,993	$84,252	$237,559	$260,051

Property
Commercial property	$19,967	$22,283	$65,710	$70,583
Marine	12,928	8,758	35,468	22,364
Other property	3,481	2,972	9,691	10,161
Total	$36,376	$34,013	$110,869	$103,108

Surety	$17,481	$15,846	$50,682	$46,417
Grand Total	$130,850	$134,111	$399,110	$409,576

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

6.  SUBSEQUENT EVENT

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system has resulted in substantial volatility in the financial markets and the banking system.  These and other economic events have had a significant adverse impact on our investment portfolios.  As a result, our investments have incurred a notable decline in fair value since September 30, 2008.  We have continued to monitor this subsequent event activity and have concluded that our assessment of other-than-temporary impairment as of September 30, 2008 has not changed.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and other-than-temporary impairment, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2008, make a reasonable provision to meet our future obligations.

Initial IBNR Generation Process

Initial carried IBNR reserves are determined through a reserve generation process. The intent of this process is to establish an initial total reserve that will provide a reasonable provision for the ultimate value of all unpaid loss and ALAE liabilities. For most casualty and surety products, this process involves the use of an initial loss and ALAE ratio that is applied to the earned premium for a given period. The result is our best initial estimate of the expected amount of ultimate loss and ALAE for the period by product. Paid amounts and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve.

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

Investment Valuation and Other-Than-Temporary Impairment

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

We regularly evaluate our fixed income and equity securities to determine impairment losses for other-than-temporary declines in the fair value of the investments. Criteria considered during this process for all investments include, but are not limited to: the current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost, recent events specific to the issuer or industry, current economic conditions, the anticipated speed of cost recovery, and our decisions to hold or divest a security. For fixed income securities, in addition to the above criteria, we also consider credit quality and external credit ratings and recent downgrades.  We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

•       credit ratings from major rating agencies, including Moody’s and S&P,

•       business and operating performance trends,

•       management quality/turnover,

•       industry competitive analysis, and

•       changes in business model/strategy.

With respect to fixed income securities involving securitized financial assets - primarily asset backed and commercial mortgage backed securities within our portfolio - which fall under the provisions of EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, all of our securitized financial assets are of a high credit quality with fair value determined by observable inputs.

Part of our evaluation of whether particular securities are other-than-temporarily-impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position until cost recovery. Factors that we consider to evaluate recovery during a reasonable period of time include current market volatility, historical volatility for equity issuers, the duration and significance of the impairment, and analysts’ forecasts for the future prospects of the issuer. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements and SEC filings.  We also review insurance industry developments that may impact the financial condition of our reinsurers.  We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the A.M. Best and S&P ratings of our insurers.  In addition, we subject our reinsurance recoverable to detailed recoverability tests, including one based on average default by S&P rating.  Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers.  This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.  Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2007 Annual Report on Form 10-K.

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

Deferred Taxes

We record net deferred tax assets to the extent temporary differences representing future deductible items exceed future taxable items. A significant amount of our deferred tax assets relate to expected future tax deductions arising from claim reserves and future tax deductions related to changes in our investments’ unrealized gain or loss positions.

Since there is no absolute assurance that these assets will be ultimately realized, management reviews the Company’s deferred tax positions to determine if it is more likely than not that the assets will be realized. Periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the periodic review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized.  Such estimates specifically include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to the Company’s equity method investment, will be recovered and thereby the applicable tax rates.  These estimates are subject to change based on specific changes in circumstances.

NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Consolidated revenues, as displayed in the table that follows, totaled $445.4 million for the first nine months of 2008 compared to $491.5 million for the same period in 2007.

	For the Nine-Month Period
	Ended September 30,
	2008	2007
Consolidated revenues (in thousands)
Net premiums earned	$399,110	$409,576
Net investment income	58,707	58,500
Net realized investment gains (losses)	(12,396)	23,414
Total consolidated revenue	$445,421	$491,490

Consolidated revenue for the first nine months of 2008 decreased $46.1 million, or 9%, from the same period in 2007.  Net premiums earned for the Group decreased 3% from 2007 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income remained flat at $58.7 million despite a declining interest rate environment.  We realized losses of $28.1 million, all of which were other-than-temporarily-impaired securities primarily centered within our preferred stock portfolio which was concentrated in the financial sector and for which management began to exit this portfolio during the quarter.  As a result, net realized losses totaled $12.4 million for the first nine months of 2008 compared to net realized gains of $23.4 million for the same period last year. Of the realized losses, $8.0 million represents losses not yet realized through sale as of September 30, 2008.  During the first six months of 2008, we recorded $0.5 million of other-than-temporary impairment charges.

Net after-tax earnings for the first nine months of 2008 totaled $72.7 million, $3.32 per diluted share, compared to $143.9 million, $5.91 per diluted share, for the same period in 2007.  In 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $42.8 million. Partially offsetting this favorable development in 2008 was $24.0 million in pretax hurricane losses.  In 2007, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $87.8 million. Bonus and profit sharing-related expenses related to these specific items totaled $0.4 million in 2008 and $7.4 million in 2007. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first nine months of 2008, equity in earnings of unconsolidated investee totaled $6.4 million from Maui Jim, Inc. (Maui Jim).  The first nine months of 2007 reflected $7.8 million in Maui Jim income.  This decline in 2008 related to foreign exchange losses incurred by Maui Jim on accounts receivable from international sunglass sales.  The increasing value of the dollar during 2008 resulted in currency losses, negatively impacting earnings.

Results for the first nine months of 2008 included pretax realized losses of $12.4 million, compared to pretax realized gains of $23.4 million, for the same period last year, primarily from impaired securities in the financial sector.  The majority of our realized losses relate to the preferred stock portfolio which was heavily weighted in the financial sector.  Of the realized losses, $8.0 million represents losses not yet realized through sale as of September 30, 2008.  During the first six months of 2008, we did not record any other-than-temporary impairment charges.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $4.4 million, $0.20 per diluted share, for the first nine months of 2008, compared to comprehensive earnings of $139.4 million, $5.72 per diluted share, for the same period in 2007. Unrealized losses, net of tax, for the first nine months of 2008 were $68.3 million, compared to $4.5 million for the same period in 2007.  With the uncertainty in the economy and financial markets, the equity markets struggled in the first nine months of 2008.  Through September 30, 2008, the equity portfolio returned

-16.4% resulting in unrealized losses.  Despite the decline during the first nine months of the year, as of September 30, 2008, the equity portfolio includes $73.3 million in unrealized gains.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $518.9 million for the first nine months of 2008 from $571.7 million for the same period of 2007, primarily attributable to a decrease in casualty and property writings.  Underwriting income for the Group declined $72.1 million to $59.0 million for the first nine months of 2008.  Underwriting income for 2008 included $42.8 million in favorable development on prior accident years’ loss reserves, offset by $24.0 million in hurricane losses.  On a comparative basis, underwriting income for 2007 included $87.8 million in favorable development on prior accident years’ loss reserves and no hurricane losses.  The GAAP combined ratio totaled 85.2 in 2008, compared to 68.0 in 2007.  The increase in combined ratio was primarily attributable to an increase in the Group’s loss ratio. The Group’s loss ratio increased to 47.6 for 2008, compared to 32.1 for 2007. The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ loss reserves, as discussed above.  In addition, the expected loss ratios on the 2008 accident year for casualty and surety have increased.  Continued rate declines and moderate loss cost inflation have resulted in increased actuarial loss projections for the 2008 accident year.

	For the Nine-Month Period
	Ended September 30,
	2008	2007
Gross premiums written (in thousands)
Casualty	$307,860	$352,886
Property	151,372	163,959
Surety	59,710	54,880
Total	$518,942	$571,725

Underwriting income (in thousands)
Casualty	$33,446	$91,440
Property	10,850	20,898
Surety	14,704	18,727
Total	$59,000	$131,065

Combined ratio
Casualty	85.9	64.9
Property	90.2	79.8
Surety	71.0	59.7
Total	85.2	68.0

Casualty

Gross premiums written for the casualty segment totaled $307.9 million for the first nine months of 2008, a decrease of $45.0 million, or 13%, from the same period last year.  This segment continues to feel the pressure of significant rate reductions.  General liability, our largest growth contributor over the past several years, recorded gross premiums written of $109.0 million, a decrease of $28.8 million, or 21%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation gross premiums written totaled $41.0 million for 2008, a decrease of $6.0 million, or 13%, from the first nine months of 2007, due to continuing price and volume declines.  Commercial umbrella recorded gross premiums written of $28.8 million in the first nine months of 2008, a decline of $4.8 million, or 14%, from the same period last year.  With respect to volume increases, gross premiums written for specialty program business advanced 7% to $27.5 million and personal umbrella rose 3% to $46.4 million from the same period in 2007.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment recorded underwriting income of $33.4 million, compared to $91.4 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results for 2008 include favorable loss development, primarily on accident years 2004 through 2006. Products affected were general liability plus commercial and personal umbrella.  Due to positive emergence, we released reserves which improved the segment’s underwriting results by $34.0 million.  From a comparative standpoint, results for 2007 included $77.5 million of favorable loss experience on prior accident years (2004 through 2006), primarily for general liability, umbrella, transportation, executive products, and employer’s indemnity, and on hurricanes (2005).  Overall, the combined ratio for the casualty segment was 85.9 for 2008 compared to 64.9 in 2007. The segment’s loss ratio was 54.8 in 2008 compared to 33.9 in 2007, primarily driven by a greater amount of favorable development that benefitted the 2007 results and increased expected loss ratios for the 2008 accident year. As described in our 2007 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  In 2008, we anticipated continued rate declines and moderate loss cost inflation, which resulted in increased actuarial loss projections for the 2008 accident year.  The expense ratio for the casualty segment was 31.1 for the first nine months of 2008 compared to 31.0 for the same period of 2007.

Property

Gross premiums written for the Group’s property segment totaled $151.4 million for the first nine months of 2008, a decrease of $12.6 million, or approximately 8%, from the same period last year.  Our domestic fire book recorded gross premiums written of $55.4 million, a decrease of $10.1 million, or 15%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written declined $17.1 million, or 32%, to $36.4 million for the first nine months of 2008.  Increased competition for non-catastrophe exposed accounts, combined with the softening of rates for earthquake and coastal wind-exposed risks, continue to impact the overall property market.  Offsetting this decline, our marine division recorded $46.7 million in gross written premium during the first nine months of 2008, an increase of $13.3 million, or 40%, from the same period last year.

Net premiums earned for the segment increased $7.8 million, or 8%, from the same period last year while net premiums written were flat, at $110.1 million. The current increase in net premiums earned is reflective of the increase in net premiums written experienced in the first quarter of 2008. The segment has benefitted from decreased catastrophe costs resulting in a reduction in ceded catastrophe premium of $8.3 million during the first nine months of 2008.

Further, the segment reduced the amount of facultative reinsurance purchased resulting in reduced ceded written premium of $5.1 million and reduced ceded earned premium of $7.6 million during the first nine months of 2008.  In addition, the marine division, our largest growth contributor, represents a larger percentage of the segment premium and has increased its retention rate in 2008.  Therefore, the division retains an increased portion of the premium, along with a heightened level of risk.  Net premiums written for marine increased $12.5 million, or 44%, while net premiums earned increased $13.1 million, or 59%, in the first nine months of 2008 as a result of the growth in production and reduced reinsurance costs.

Underwriting income for the segment was $10.9 million for the first nine months of 2008, compared to $20.9 million for the same period in 2007.  Results for 2008 include favorable loss development on prior accident years, primarily 2003 through 2007, for our runoff construction business.  Due to this positive emergence, during the first nine months of 2008, we released reserves.  These reserve releases improved the segment’s underwriting results by $2.8 million.  However, results for 2008 were negatively impacted by $22.5 million in property losses from Hurricanes Gustav and Ike.  From a comparative standpoint, results for 2007 included $0.7 million of favorable loss experience on accident years prior to 1999, on assumed property business and on hurricanes (2005).  Increased frequency and severity of habitational fire losses negatively impacted results for 2007, but the segment benefitted from a light hurricane season.  Revised underwriting guidelines for habitational risks have negatively impacted written premium but are contributing to more stable and profitable non-catastrophe results in 2008.

Segment results for 2008 translate into a combined ratio of 90.2, compared to 79.8 for the same period last year. The segment’s loss ratio increased to 51.2 from 44.0 in 2007, due to the aforementioned hurricane losses in 2008.

From an expense standpoint, the segment’s expense ratio for the first nine months increased to 39.0 from 35.8 in 2007 due to increased commissions and the investment in additional underwriters.  In addition, marine, our primary growth product in the segment, carries higher policy acquisition costs than other products within the segment.

Surety

The surety segment recorded gross premiums written of $59.7 million for the first nine months of 2008, an increase of $4.8 million, or 9%, from the same period last year.  Premium growth was experienced across all product lines.  The segment recorded underwriting income of $14.7 million, compared to $18.7 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2007, which led to reserve releases during the first nine months of 2008.  These reserve releases improved the segment’s underwriting results by $6.0 million.  Results for 2007 included $9.5 million of favorable loss development on prior accident years 2004 through 2006.

The combined ratio for the surety segment totaled 71.0 in 2008, versus 59.7 for the same period in 2007.  The segment’s loss ratio was 6.0 for 2008, compared to -3.9 for 2007, as both periods were favorably impacted by the aforementioned reserve releases.  In 2008, loss ratios on the current accident year are up slightly, reflective of our expectation of moderate loss cost inflation.  The expense ratio increased slightly to 65.0 compared to 63.6 for the same period last year as acquisition costs rose with the addition of underwriters and expansion efforts over the past year.

We are in litigation concerning certain commercial surety bond claims arising out of a specific bond program (the Commercial Money Center or “CMC” litigation), said litigation previously disclosed in various SEC filings, including Item 3- Legal Proceedings of our 2007 Annual Report on Form 10-K.

On March 13, 2008, we reached a settlement with Bank of Waukegan, one of the investor banks party to the legal proceedings.  The settlement ends our litigation with Bank of Waukegan but does not resolve our pending litigation with Atlantic Coast Federal Bank. The settlement with Bank of Waukegan relates to surety bonds representing approximately 12% of the amount to which the investor banks had claimed entitlement.  In total, our settlement with the four investor banks to date related to surety bonds representing approximately 95% of the amount to which the five investor banks had claimed entitlement.  This settlement did not have a material adverse impact on our financial statements taken as a whole.  While it is impossible to ascertain the ultimate outcome of the litigation between us and Atlantic Coast Federal Bank (the remaining investor bank) at this time, we continue to believe we have meritorious defenses with respect to Atlantic Coast Federal Bank’s claims and we will continue to vigorously assert those defenses in the pending litigation.  We believe we are adequately reserved for the ultimate outcome of the remaining litigation and that the resolution will not have a material adverse impact on our financial statements taken as a whole. However, litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our financial condition, results of operations or cash flows in the period in which the outcome occurs.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2008, net investment income increased by 0.4% over that reported for the same period in 2007.  Investment income was flat primarily because of lower interest rates and the use of capital for our share buyback program. On an after-tax basis, investment income increased by 1.2%.

The average annual yields on our fixed income investments for the first nine months of 2008 and 2007 were as follows:

	2008	2007
Pretax Yield
Taxable	5.47%	5.41%
Tax-Exempt	4.01%	4.01%
After-tax yield
Taxable	3.56%	3.52%
Tax-Exempt	3.80%	3.80%

The fixed-income portfolio decreased by $33.4 million during the first nine months of 2008.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.7%.  Our equity portfolio decreased by $42.3 million during the first nine months of 2008, to $351.4 million. The equity portfolio had a total return of -16.4% during the first nine months of 2008.

We realized a total of $12.4 million in net capital losses in the first nine months of 2008, compared to net capital gains of $23.4 million in the first nine months of 2007.  Investment losses in 2008 relate primarily to the current unease in the financial system and overall market volatility.  The majority of our realized losses relate to the preferred stock portfolio which was heavily weighted in the financial sector and has been hit especially hard during the current market turmoil.  Of the realized losses, $8.0 million represents losses not yet realized through sale as of September 30, 2008.

We regularly review investment securities for impairment using both quantitative and qualitative criteria.  Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security.  Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery.  We recorded $24.2 million of pretax realized losses on the investment portfolio during the third quarter, primarily from other-than-temporarily-impaired securities in the financial sector.  The majority of our realized losses relate to our preferred stock portfolio which was heavily weighted in the financial sector.

In 2007, there were no losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity and preferred stock portfolio as of September 30, 2008, including fair value, cost basis, and unrealized gains and losses.

	9/30/2008
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$18,265	$18,240	$1,512	$(1,537)	$(25)	-0.1%
Consumer Staples	13,602	29,073	15,471	—	15,471	113.7%
Energy	9,406	25,721	16,315	—	16,315	173.5%
Financials	29,867	37,306	11,080	(3,641)	7,439	24.9%
Healthcare	10,763	21,510	11,528	(781)	10,747	99.9%
Industrials	12,730	22,248	10,227	(709)	9,518	74.8%
Materials	7,542	6,645	439	(1,336)	(897)	-11.9%
Information Technology	13,005	19,865	7,764	(904)	6,860	52.7%
Telecommunications	4,409	8,628	4,219	—	4,219	95.7%
Utilities	43,354	59,163	16,495	(686)	15,809	36.5%
Preferred Stocks	16,747	16,749	2	—	2	0.0%
Mutual Fund / ETF	98,358	86,235	—	(12,123)	(12,123)	-12.3%
	$278,048	$351,383	$95,052	$(21,717)	$73,335	26.4%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

The Mutual Fund/ETF amounts shown above are relatively new assets classes to our portfolio and have not had the benefit of accumulated returns over an extended period of time.  These asset classes have performed as expected given the current market volatility.  In addition, these assets have not been in an unrealized loss position of greater than 20% for six consecutive months.

In addition to our equity and preferred stock portfolios shown above, we maintain an allocation to municipal fixed income securities.  As of September 30, 2008, we had $482.4 million in municipal securities.  Of our consolidated municipal fixed income portfolio, approximately 72% of these bonds are insured by what we consider traditional monoline insurers through wrap insurance.  Many of the traditional monoline municipal bond insurers have been under pressure in recent months.  In many instances, rating agencies have downgraded these municipal bond insurers.  Despite these downgrades, the credit quality on our municipal bond portfolio remains outstanding.  As of September 30, 2008, approximately 35% of our municipal bond portfolio maintains an ‘AAA’ rating, and 49% of our municipal bond portfolio maintains an ‘AA’ rating.  It is important to note that historical default studies indicate that the default rate for municipal bonds is less than similarly rated corporate bonds.  We believe that our municipal fixed income portfolio has a very high credit rating and that insurance is not necessary to own these securities.

INCOME TAXES

Our effective tax rate for the first nine months of 2008 was 28% compared to 31% for the same period in 2007. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first nine months of 2008 is lower due to the decrease in underwriting income and the realized losses on the investment portfolio, which are taxed at 35%.  In addition, changes in items that are non-taxable, such as tax-exempt interest income, impact the effective tax rate.

Our net earnings include equity in earnings of an unconsolidated investee.  This investee does not have a pattern of paying dividends.  As a result, we record a deferred tax liability on these earnings at the corporate capital gains rate of 35%.  In the third quarter of 2008, we received a $4.0 million dividend from Maui Jim.  As required by SFAS 109, Accounting for Income Taxes, we recognized a $1.1 million tax benefit from applying the lower tax rate applicable to affiliated dividends as compared to the corporate gains rate on which the deferred tax liabilities were based.  This benefit is included in the total dividend received deduction caption in the table below.  We recorded no such tax benefit in 2007.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2008 and 2007 as a result of the following:

	2008		2007
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$35,272	35%	$72,919	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(4,834)	-5%	(4,756)	-2%
Dividends received deduction	(2,499)	-2%	(1,361)	-1%
Dividends paid deduction	(378)	0%	(355)	0%
Nonrecurring tax benefit	—	0%	(2,356)	-1%
Other items, net	522	0%	340	0%

Total tax expense	$28,083	28%	$64,431	31%

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

The following table summarizes cash flows for the nine month periods ended September 30, 2008 and 2007.

	2008	2007
	(in thousands)
Operating cash flows	$126,732	$111,228
Investing cash flows	$(39,030)	$(88,385)
Financing cash flows	$(87,702)	$(22,843)
Total	$—	$—

Cash flows from operating activities increased during the first nine months of 2008 compared to that reported for the same period in 2007, due to the timing of certain reinsurance, claim and other payments.  In both 2008 and 2007, available operating cash flow has been used in investing activities to purchase additional investment securities and in financing activities to fund the repurchase of our stock.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  During the third quarter of 2008, we repurchased 42,600 shares for $2.3 million under the plan.  As of September 30, 2008, we have repurchased 2,881,400 shares for a total of $162.2 million.  In light of the current market volatility, the repurchase program was temporarily suspended in the third quarter of 2008.

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

At September 30, 2008, we had short-term investments and other investments maturing within one year of approximately $94.9 million and investments of $387.5 million maturing within five years. As of September 30, 2008, our short-term investments were held in JPMorgan money market funds.  Specific funds used were the JPMorgan Prime Money Market Fund and the JPMorgan U.S. Government Money Market Fund, both of which are NAIC-approved, AA-rated, and maintain average weighted maturities of less than 60 days.  We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of September 30, 2008, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2008, our investment portfolio had a book value of $1.8 billion. Invested assets at September 30, 2008, decreased by $80.7 million from December 31, 2007.

As of September 30, 2008, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

($ in 000s)

	Cost or	Financial	Unrealized	% of
Asset Class	Amortized Cost	Stmt. Value	Gain/(Loss)	Total	Quality
Agencies	$292,172	$291,777	$(395)	16.6%	AAA
Corporates	285,160	264,176	(20,984)	15.0%	A
Mortgage Backed	264,133	261,450	(2,683)	14.9%	AAA
Asset Backed	26,408	25,544	(864)	1.5%	AAA
Treasuries	13,381	13,666	285	0.8%	AAA
Munis	489,853	482,370	(7,483)	27.4%	AA
Total Fixed Income	$1,371,107	$1,338,983	$(32,124)	76.1%	AA

Equities	$210,013	$291,696	$81,683	16.6%
High Yield Muni	51,288	42,938	(8,350)	2.4%
Total Equity	$261,301	$334,634	$73,333	19.0%

Preferred Stock	$16,747	$16,749	$2	1.0%

Short-term investments	$68,669	$68,669	$—	3.9%

Total Portfolio	$1,717,824	$1,759,035	$41,211	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  As of September 30, 2008, $11.9 million of our bond portfolio was part of a securities lending program.  We have suspended the securities lending program and will be unwinding the program over the next year.

As of September 30, 2008, our fixed-income portfolio had the following rating distribution:

AAA	56.7%
AA	20.0%
A	18.4%
BBB	4.9%
Total	100.0%

As of September 30, 2008, the duration of the fixed income portfolio was 5.2 years. Our fixed-income portfolio remained well diversified, with 780 individual issues as of September 30, 2008.

Our investment portfolio has limited exposure to structured asset backed products. We have approximately $25 million in asset backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. Included in this total is roughly $3 million in subprime home equity exposure. We have approximately $49 million in securities backed by commercial mortgages and roughly $206 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset backed products is roughly four percent of our investment portfolio and our direct subprime exposure is less than one percent.

At September 30, 2008, our equity portfolio had a fair value of $334.6 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance and real estate investment trust (REIT) securities.  Our preferred stock portfolio had a fair value of $16.7 million as of September 30, 2008.  In the equity and preferred stock portfolios, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2008, our equity portfolio had a dividend yield of 3.3% compared to 2.5% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and REIT income and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 114 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2008, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $718.9 million of shareholders’ equity. Debt outstanding comprised 12.2% of total capital as of September 30, 2008.

We paid a quarterly cash dividend of $0.25 per share on October 15, 2008, the same as the previous quarter, representing our 129th consecutive quarterly dividend. We have increased dividends for 33 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2008 without prior approval is $126.2 million which represents RLI Insurance Company’s 2007 net income.  Dividends that have been paid by RLI Insurance Company to RLI Corp. in the first nine months of 2008 include $40.0 million on March 28th and $25.0 million on June 27th, for a total of $65.0 million year-to-date.  There was no affiliate dividend paid in the third quarter.  Dividends paid the last three months of 2007 totaled $35.0 million, bringing the total for the rolling 12-month period to $100.0 million, within the limitation of $126.2 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for the share repurchase plan, shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $5.2 million for the first nine months of 2008, up $0.2 million from the same period in 2007.  As of September 30, 2008, outstanding debt balances totaled $100.00 million, compared to $152.6 million at September 30, 2007.  In the third quarter, we paid off our reverse repurchase agreement of $25.9 million.  The September 30, 2008 debt balance is comprised of the $100.0 million in senior notes. The September 30, 2007 balance consisted of the $100.0 million in senior notes and $52.6 million in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the nine month periods ended September 30, 2008 and 2007:

	2008	2007
Line of Credit	NA	NA
Reverse repurchase agreements	3.41%	5.28%
Total short-term debt	3.41%	5.28%
Senior Notes	6.02%	6.02%
Total Debt	5.48%	5.94%

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Consolidated revenues, as displayed in the table that follows, totaled $126.5 million for the third quarter of 2008 compared to $158.4 million for the same period in 2007.

	For the Three-Month Period
	Ended September 30,
	2008	2007
Consolidated revenues (in thousands)
Net premiums earned	$130,850	$134,111
Net investment income	19,844	20,433
Net realized investment gains (losses)	(24,212)	3,822
Total consolidated revenue	$126,482	$158,366

Consolidated revenue for the third quarter of 2008 decreased $31.9 million, or 20%, from the same period in 2007.  Net premiums earned for the Group decreased 2% from 2007 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 3% to $19.8 million due to a declining interest rate environment.   We realized losses of $28.1 million, all of which were other-than-temporarily-impaired securities primarily centered within our preferred stock portfolio which was concentrated in the financial sector and for which management began to exit this portfolio during the quarter.  As a result, net realized losses totaled $24.2 million for the third quarter of 2008 compared to net realized gains of $3.8 million for the same period last year. Of the realized losses, $8.0 million represents losses not yet realized through sale as of September 30, 2008.

Net after-tax earnings for the third quarter of 2008 totaled $8.6 million, $0.40 per diluted share, compared to $61.5 million, $2.56 per diluted share, for the same period in 2007.  In the third quarter of 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $24.3 million. Offsetting this favorable development in 2008 was $24.0 million in hurricane losses.  Comparatively, in the third quarter of 2007, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $51.3 million. Bonus and profit sharing-related expenses related to the 2007 results totaled $3.7 million.  In the third quarter of 2008, bonus and profit sharing-related expenses were reduced by $0.4 million, reflective of lower operating earnings and return on capital.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the third quarter of 2008, equity in earnings of unconsolidated investee totaled $0.2 million from Maui Jim.  The third quarter of 2007 reflected $2.0 million in Maui Jim income.  This decline related to foreign exchange losses incurred by Maui Jim on accounts receivable from international sunglass sales.  During the third quarter of 2008, the increasing value of the dollar resulted in currency losses, negatively impacting earnings.

Results for the third quarter of 2008 included pretax realized losses of $24.2 million, compared to pretax realized gains of $3.8 million, for the same period last year, primarily from impaired securities in the financial sector. The majority of our realized losses relate to the preferred stock portfolio which was heavily weighted in the financial sector.  Of the realized losses, $8.0 million represents losses not yet realized through sale as of September 30, 2008.

Comprehensive earnings (loss), which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled a loss of $15.5 million, -$0.72 per diluted share, for the third quarter of 2008, compared to comprehensive earnings of $71.4 million, $2.97 per diluted share, for the same period in 2007. Unrealized losses, net of tax, for the third quarter of 2008 were $24.1 million, compared to unrealized gains of $9.9 million for the same period in 2007.  With the uncertainty in the economy and financial markets, the equity markets continued to struggle in the third quarter of 2008.  For the quarter, the equity portfolio returned -8.3% resulting in unrealized losses.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $172.9 million for the third quarter of 2008 from $188.3 million in the third quarter of 2007, primarily attributable to a decrease in casualty writings.  Underwriting income for the Group declined $51.2 million to $15.2 million for the third quarter of 2008.  Results for both periods were favorably impacted by varying amounts of prior accident years’ loss reserve releases.  However, results for 2008 were also negatively impacted by hurricane losses.  The GAAP combined ratio totaled 88.3 in 2008, compared to 50.6 in 2007.  The increase in combined ratio was primarily attributable to an increase in the Group’s loss ratio.  The Group’s loss ratio increased to 50.4 for 2008, compared to 12.7 for 2007.  The loss ratio in 2007 included a greater amount of favorable development on prior accident years’ loss reserves.

	For the Three-Month Period
	Ended September 30,
	2008	2007
Gross premiums written (in thousands)
Casualty	$99,570	$114,279
Property	51,599	55,551
Surety	21,728	18,488
Total	$172,897	$188,318

Underwriting income(loss) (in thousands)
Casualty	$18,537	$47,555
Property	(11,059)	8,158
Surety	7,719	10,654
Total	$15,197	$66,367

Combined ratio
Casualty	75.9	43.5
Property	130.4	76.0
Surety	55.8	32.8
Total	88.3	50.6

Casualty

Gross premiums written for the casualty segment totaled $99.6 million for the third quarter of 2008, a decrease of $14.7 million, or 13%, from the same period last year.  This segment continues to feel the pressure of significant rate reductions.  General liability, our largest growth contributor over the past several years, recorded gross premiums written of $32.7 million for the third quarter of 2008, a decrease of $8.4 million, or 20%, from the same period last year.  While rates have continued to deteriorate, this coverage has sustained profitable results.  Transportation gross premiums written totaled $14.1 million, a decrease of $3.4 million, or 19%, from the third quarter of 2007, due to continuing price and volume declines. On a positive note, gross premiums written for specialty program business advanced 5% to $9.3 million and personal umbrella rose 4% to $15.9 million from the same period in 2007.  As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment recorded underwriting income of $18.5 million, compared to $47.6 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results for 2008 include favorable loss development on prior accident years, primarily 2004 through 2006. Products affected were general liability and commercial and personal umbrella.  This reserve development improved the segment’s underwriting results by $18.8 million.  From a comparative standpoint, results for 2007 include $44.3 million of favorable loss experience on prior accident years (predominantly 2004 through 2006) primarily for general liability, umbrella, transportation, and employer’s indemnity.  Overall, the combined ratio for the casualty segment was 75.9 for 2008 compared to 43.5 in 2007. The segment’s loss ratio was 44.3 in 2008 compared to 10.2 in 2007, primarily driven by a greater amount of favorable development that impacted the 2007 results and increased expected loss ratios for the 2008 accident year.  As described in our 2007 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  In 2008, we anticipated continued rate declines and moderate loss cost inflation, which resulted in increased actuarial loss projections for the 2008 accident year.  While current accident year loss ratios were higher than in 2007, actuarial loss projections for the 2008 accident year were reduced during the third quarter as loss trends remain favorable and rate declines on certain products were a bit less than anticipated.  The expense ratio for the casualty segment was 31.6 for the third quarter of 2008 compared to 33.3 for the same period of 2007.

Property

Gross premiums written for the Group’s property segment totaled $51.6 million, a decrease of $4.0 million, or 7%, from the same period last year.  Our domestic fire book recorded gross premiums written of $17.5 million, a decrease of $2.8 million, or 14%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written declined $6.8 million, or 37%, to $11.7 million for the third quarter of 2008.  Increased competition for non-catastrophe exposed accounts, combined with the softening of rates for earthquake and coastal wind-exposed risks, continue to impact the overall property market.  Offsetting this decline, our marine division recorded $17.7 million in gross premiums written during the third quarter of 2008, an increase of $4.8 million, or 38%, from the same period last year.

Net premiums earned for the segment increased $2.4 million, or 7%, from the third quarter of 2007 while net premiums written were flat, at $38.3 million. The current increase in net premiums earned is reflective of the increase in net premiums written experienced in the first quarter of 2008.  The segment has benefitted from decreased catastrophe costs resulting in a reduction in ceded catastrophe premium of $3.4 million during the third quarter of 2008.  Further, the segment reduced the amount of facultative reinsurance purchased resulting in reduced ceded written premium of $1.3 million and reduced ceded earned premium of $2.7 million during the third quarter of 2008.  In addition, the marine division, our largest growth contributor, represents a larger percentage of the segment premium and has increased its retention rate in 2008.  Therefore, the division retains an increased portion of the premium, along with a heightened level of risk.  Net premiums written for marine increased $4.0 million, or 33%, while net premiums earned increased $4.2 million, or 48%, in the third quarter 2008 as a result of the growth in production and reduced reinsurance costs.

The segment had an underwriting loss of $11.1 million for the third quarter of 2008, compared to underwriting income of $8.2 million for the same period in 2007.  Results for both periods were favorably impacted by prior accident years’ loss reserve releases.  However, results for 2008 were negatively impacted by $22.5 million in property losses from Hurricanes Gustav and Ike, whereas 2007 benefitted from a light hurricane season.

Segment results for 2008 translate into a combined ratio of 130.4, compared to 76.0 for the same period last year. The segment’s loss ratio increased to 91.8 from 39.3 in 2007, due to the aforementioned hurricane losses in 2008.

From an expense standpoint, the segment’s expense ratio for the third quarter increased slightly to 38.6 from 36.7 in 2007 due to increased commissions and the investment in additional underwriters.  In addition, marine, our primary growth product in the segment, carries higher policy acquisition costs than other products within the segment.

Surety

The surety segment recorded gross premiums written of $21.7 million for the third quarter of 2008, an increase of $3.2 million, or 18%, from the same period last year.  Premium growth was experienced across all lines.  The segment recorded underwriting income of $7.7 million, compared to $10.7 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2007, which led to reserve releases during the third quarter of 2008.  These reserve releases improved the segment’s underwriting results by $4.9 million. Results for 2007 included $7.9 million of favorable loss development on prior accident years (primarily 2004 through 2006).

The combined ratio for the surety segment totaled 55.8 for the third quarter of 2008, versus 32.8 for the same period in 2007.  The segment’s loss ratio was -8.6 for 2008, compared to -31.6 for 2007, as both periods were favorably impacted by the aforementioned favorable reserve development.  In 2008, loss ratios on the current accident year are up slightly, reflective of our expectation of moderate loss cost inflation.  The expense ratio remained flat, at 64.4 for both periods.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $19.8 million during the third quarter of 2008, a decrease of 2.9% over that reported for the same period in 2007.  The decrease in income is due to a decrease in invested assets due to lower interest rates and continuing our share buyback program.  On an after-tax basis, investment income decreased by 1.4%.

Yields on our fixed income investments for the third quarter of 2008 and 2007 are as follows:

	3Q 2008	3Q 2007
Pretax Yield
Taxable	5.50%	5.46%
Tax-Exempt	4.06%	4.04%
After-tax yield
Taxable	3.58%	3.55%
Tax-Exempt	3.85%	3.83%

We realized $24.2 million in capital losses in the third quarter of 2008, compared to capital gains of $ 3.8 million in the third quarter of 2007.  Investment losses in 2008 primarily relate to the sale of certain preferred equity securities battered by the credit crisis and turmoil in the markets throughout the quarter.

We regularly evaluate the quality of our investment portfolio.  When we believe that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses.  This has no impact on shareholders’ equity.

We recorded $24.2 million of realized losses on the investment portfolio during the third quarter, primarily from impaired securities in the financial sector.  The majority of our realized losses relate to our preferred stock portfolio which was heavily weighted in the financial sector.

In the third quarter of 2007, there were no losses associated with the other-than-temporary impairment of securities.

INCOME TAXES

Our effective tax rate for the third quarter of 2008 was -12% compared to 30% for the same period in 2007.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for third quarter of 2008 is lower due to a decrease in underwriting income and the realized losses on the investment portfolio.  In addition, changes in items that are non-taxable, such as tax-exempt interest income, impact the effective tax rate.  These factors, combined with an increase in the permanent tax reductions (mainly attributable to the Maui Jim dividend received), and the quarterly effective tax rate is negative for 2008.

Our net earnings include equity in earnings of an unconsolidated investee.  This investee does not have a pattern of paying dividends.  As a result, we record a deferred tax liability on these earnings at the corporate capital gains rate of 35%.  In the third quarter of 2008, we received a $4.0 million dividend from Maui Jim.  As required by SFAS 109, Accounting for Income Taxes, we recognized a $1.1 million tax benefit from applying the lower tax rate applicable to affiliated dividends as compared to the corporate gains rate on which the deferred tax liabilities were based.  This benefit is included in the total dividend received deduction caption in the table below.  We recorded no such tax benefit in the third quarter of 2007.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2008 and 2007 as a result of the following:

	2008		2007
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$2,694	35%	$30,574	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,660)	-22%	(1,792)	-2%
Dividends received deduction	(1,550)	-20%	(501)	-1%
Dividends paid deduction	(133)	-2%	(118)	0%
Nonrecurring tax benefit	—	0%	(2,356)	-2%
Other items, net	(241)	-3%	9	0%

Total tax expense (benefit)	$(890)	-12%	$25,816	30%

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

Our market risk exposures at September 30, 2008, have not materially changed from those identified in our 2007 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - There were no material changes to report.

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our common stock repurchase program, which authorizes us to repurchase up to $200 million of our Company’s common stock, was initially approved by our

Board of Directors on May 3, 2007 for $100 million.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  In light of the current market volatility, the repurchase program was temporarily suspended in the third quarter of 2008.  During the third quarter of 2008, we repurchased 42,600 shares for $2.3 million under the plan.  The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the third quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2008 - July 31, 2008	32,300	$53.68	32,300	$38,336,739
August 1, 2008 - August 31, 2008	10,300	56.10	10,300	37,758,922
September 1, 2008 - September 30, 2008	—	—	—	37,758,922
Total	42,600	$54.26	42,600	$37,758,922

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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

Date: October 27, 2008