Form 10-K
period 2008-12-31
RLI CORP
filed 2009-02-25
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2008, based upon the closing sale price of the Common Stock on June 30, 2008 as reported on the New York Stock Exchange, was $876,307,820.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 13, 2009 was 21,494,311.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2008 Financial Report to Shareholders for the past year ended December 31, 2008, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2009 annual meeting of security holders to be held May 7, 2009, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 57-58 of this document, which lists documents incorporated by reference herein.

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

As a “niche” company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite particular types of coverage for certain markets that are underserved by the insurance industry, such as our difference in conditions coverages or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative market for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write.  Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product in keeping with our business objectives.

We initially wrote specialty property and casualty insurance through independent underwriting agents. We opened our first branch office in 1984, and began to shift from independent underwriting agents to wholly-owned branch offices that market to wholesale producers. We also market certain coverages to retail producers from several of our casualty, surety and property operations. We produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents. The majority of business is marketed through our branch offices located throughout the United States.

For the year ended December 31, 2008, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2008, no other state accounted for 1.5 percent or more of total direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$130,780	18.8%
New York	106,108	15.2%
Florida	88,000	12.6%
Texas	55,888	8.0%
New Jersey	25,787	3.7%
Illinois	19,272	2.8%
Washington	18,413	2.6%
Pennsylvania	16,970	2.4%
Hawaii	16,544	2.4%
Louisiana	14,851	2.1%
Massachusetts	11,257	1.6%
Michigan	10,867	1.6%
Ohio	10,465	1.5%
Arizona	10,402	1.5%
All Other	160,219	23.2%

Total direct premiums	$695,823	100.0%

                In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Premiums Written	Year Ended December 31,
(in thousands)	2008	2007	2006
Direct & Assumed	$681,169	$739,334	$799,013
Reinsurance ceded	(167,713)	(200,571)	(247,477)
Net	$513,456	$538,763	$551,536

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

Excess and Surplus Insurance Market

                The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows us to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2008, the excess and surplus market represented approximately $27 billion, or 5 percent, of the entire $504 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operation wrote gross premiums of $321.6 million, or 47 percent, of our total gross premiums written.

Specialty Admitted Insurance Market

                We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2008, our specialty admitted operations wrote gross premiums of $359.6 million representing approximately 53 percent of our total gross premiums written for the year.

Business Segment Overview

                Our segment data is derived using the guidance set forth in Statement of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related Information.”  As prescribed by the pronouncement, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations are casualty, property and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

                Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. Net premiums earned from this business totaled $140.9 million, $167.9 million and $180.0 million, or 25 percent, 26 percent, and 28 percent of consolidated revenues for 2008, 2007, and 2006, respectively.

Commercial and Personal Umbrella Liability

                Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and, to a modest degree, in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $65.1 million, $66.3 million and $64.7 million, or 12 percent, 10 percent, and 10 percent of consolidated revenues for 2008, 2007, and 2006, respectively.

Commercial Transportation

                Our transportation insurance facility in Atlanta provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers. In early 2005, we expanded our focus to include other types of commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability, and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $46.7 million, $49.1 million, and $48.3 million, or 8 percent of consolidated revenues for 2008, 2007, and 2006.

Executive Products

                We provide a variety of professional liability coverages, such as directors’ and officers’ (D&O) liability insurance, employment practices liability and other miscellaneous professional liability coverages, for a variety of low to moderate classes of risks. We tend to focus on smaller accounts, avoiding the large account sector which is generally more sensitive to price competition.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), Clause 1 (also known as “Side A” coverage, which is direct liability coverage for the individual directors and officers), private companies, nonprofit organizations, and sole-sponsored and multi-employer fiduciary liability accounts.  We successfully transitioned from primarily writing high layers of excess D&O for publicly traded companies to writing more Clause 1 coverage.  Additionally, we are having success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  Net premiums earned from this business totaled $13.8 million, $12.0 million, and $13.0 million, or 2 percent of consolidated revenues for 2008, 2007, and 2006.

Specialty Program Business

                We offer program business in a variety of areas, which are typically multiple coverages combined into a package or portfolio policy.  Our program coverages include: commercial property, general liability, inland marine, and crime. We rely primarily on program administrators as sources for this business.    Net premiums earned from this business totaled $31.4 million, $29.4 million, and $25.5 million for 2008, 2007, and 2006, respectively. These amounts represent 6 percent, 5 percent, and 4 percent of consolidated revenues for 2008, 2007, and 2006, respectively.

Other

                We offer a variety of other smaller programs in our casualty segment, including deductible buy-back, at-home business, and employer’s excess indemnity. Net premiums earned from these lines totaled $15.5 million, $18.7 million, and $16.6 million, or 3 percent of consolidated revenues for 2008, 2007, and 2006.

Property Segment

Commercial

                Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages, and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, and certain industrial and mercantile structures. We also write boiler and machinery coverage under the same management as commercial property.  Net premiums earned from commercial property business totaled $85.3 million, $92.6 million, and $91.5 million, or 15 percent, 14 percent, and 14 percent of consolidated revenues for 2008, 2007, and 2006, respectively.

Marine

                In 2005, we launched a new marine insurance division.  Marine coverages include hull, cargo and protection and indemnity (P&I), as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages.  In May 2007, the marine division added specialty cargo coverage that focuses on high-tech and life sciences risks.  In March 2008, the marine division added a yacht program.  In 2008, 2007 and 2006, marine net premiums earned totaled $48.2 million, $32.9 million and $16.8 million, or 9 percent, 5 percent and 3 percent, respectively, of consolidated revenues.

Other

                We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii.  We have reduced our Hawaii wind exposure through more restrictive underwriting over the last 18 months.

                In July 2007, we launched a new division focusing on facultative reinsurance.  The division is responsible for underwriting property facultative reinsurance for insurance companies utilizing reinsurance intermediaries.

                Net premiums earned from the above coverages totaled $13.4 million, $12.9 million, and $14.3 million, or 2 percent of consolidated revenues for 2008, 2007, and 2006.

Surety Segment

                Our surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical, and refining industries. We offer miscellaneous bonds, including license and permit, notary, and court bonds.  In September 2008, we launched a new Fidelity Division focusing on fidelity and crime coverage for commercial insureds and select financial institutions.  These bonds are written through independent agencies as well as regional and national brokers. Net earned premium totaled $68.4 million, $62.7 million, and $59.5 million, or 12 percent, 10 percent and 9 percent of consolidated revenues for 2008, 2007, and 2006, respectively.

Competition

                Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, Ace, Arch, James River, Landmark, Navigators, USLI, Great West, Lancer, National Interstate, Chubb, Philadelphia, Great American, Travelers and CNA. Our primary competitors in our property segment are, among others, Ace, Lexington, Arch, Crum & Forster, Travelers and Markel. Our primary competitors in our surety segment are, among others, Ace, Arch, HCC, CNA, Safeco, North American Specialty, Travelers and Hartford. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the property and casualty area, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse. We offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

Ratings

A.M. Best ratings for the industry range from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation) with some companies not being rated. Standard & Poor’s ratings for the industry range from ‘‘AAA’’ (Extremely strong) to ‘‘R’’ (Regulatory Action). Moody’s ratings for the industry range from “Aaa” (Exceptional) to “C” (Lowest).  The following table illustrates the range of ratings assigned by each of the three major rating companies that has issued a financial strength rating on our insurance companies:

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

At December 31, 2008, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance, and
RLI Indemnity (RLI Group)	A+, Superior

Standard & Poor’s
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A2, Good

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2008, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “X” (adjusted policyholders’ surplus of between $500 and $750 million).  As of December 31, 2008, the policyholders’ statutory surplus of RLI Group totaled $678.0 million.

RLI Corp’s existing $100 million of senior notes maturing in 2014 maintains a Standard & Poor’s rating of  “BBB+”, Moody’s “Baa2”, and a Fitch rating of “BBB.”

Reinsurance

                We reinsure a portion of our property and casualty insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $172.3 million, $227.1 million, and $264.5 million in 2008, 2007, and 2006, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. While reinsurance does not relieve us of our legal liability to our policyholders, we use reinsurance as an alternative to using our own capital to fund losses.  Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost of and the ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings, and other risk characteristics.  A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage.  Each of the top 10 largest reinsurers (listed below and ranked based on amounts recoverable) are rated “A-” or better by A.M. Best and Standard and Poor’s rating services. Additionally, more than 91 percent of our reinsurance recoverables are due from companies rated “A” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the ten largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2008. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2008.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2008	Total	Written	Total
Munich Re America	A+	AA-	$59,716	15.9%	$23,909	14.3%
Swiss Re / Westport Ins. Corp.	A+	A+	41,660	11.1%	8,125	4.8%
Endurance Re	A	A	40,632	10.8%	14,750	8.8%
Axis Re	A	A	32,743	8.7%	14,931	8.9%
General Cologne Re	A++	AAA	31,839	8.4%	2,053	1.2%
Berkley Insurance Co.	A+	A+	28,202	7.5%	6,081	3.6%
Toa-Re	A	A+	17,916	4.7%	5,476	3.3%
Lloyds of London	A	A+	15,184	4.0%	16,319	9.7%
Ace Property & Casualty	A+	A+	15,078	4.0%	5,702	3.4%
Transatlantic Re	A	AA-	14,892	4.0%	8,558	5.1%
All other reinsurers			78,513	20.9%	61,809	36.9%
Total ceded exposure			$376,375	100.0%	$167,713	100.0%

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

                Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer.  It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event.  Aggregate limits cap our recovery for all losses ceded during the contract term.  We may be required to pay additional premium to reinstate or have access to use the reinsurance limits for potential future recoveries during the same contract year.  Our property and surety treaties tend to include reinstatement provisions.

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

Commercial Property Reinsurance

Our commercial property treaty renews annually on January 1.  In 2009, 2008, 2007, and 2006, for most risks, we retain the first $1.0 million in losses.  We purchase treaty reinsurance for the next $9.0 million in limit.  We retain $600,000 within the treaty.  In 2006, we retained $1.0 million within the treaty.

The marine treaty renews May 1 annually.  For marine exposures, we retain the first $1.0 million in losses.  Reinsurance covers 100 percent of the next $39.0 million.  For the 2007 treaty, we retained the first $1.0 million in losses and purchased coverage for 100 percent of the next $29.0 million.  For the 2006 treaty, we retained the first $0.5 million in losses.  We purchased $19.5 million of reinsurance and retained $0.4 million within the treaty structure.

Property Reinsurance- Catastrophe (CAT) Coverage

                Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our property segment.  Catastrophes involve multiple claims and policyholders.  Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels, and our risk appetite.  In addition, we monitor the expected rate of return for each of our catastrophe lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position.  As the rate of return decreases, we shrink the book and may purchase less reinsurance.  For the last three years, we have maintained a $25.0 million first dollar retention.  For 2009, we purchased $350.0 million in limit above our retention.  We purchased $375.0 million in limit in 2008 which decreased to $350.0 million at July 1, 2008.  In 2007, we purchased $475.0 million in catastrophe reinsurance which decreased to $425.0 million at July 1, 2007.  These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages.  We have participated in the catastrophe layers purchased by retaining a percentage of each layer throughout this period.  Our participation has varied based on price and the amount of risk transferred by each layer.

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

Catastrophe - California Earthquake
(in millions)
	2008		2007		2006
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$7	$43	$6	$44	$21	$29
100	50	50	52	48	51	49
200	139	61	139	61	135	65
400	321	79	320	80	299	101

Catastrophe - Other (Earthquake outside of California, Wind, etc.)
(in millions)
	2008		2007		2006
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$6	$19	$6	$19	$18	$7
50	29	21	29	21	41	9
100	73	27	76	24	84	16
200	162	38	163	37	168	32

                These tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy.  Reinsurance limits are purchased based on the anticipated losses to large events.  The largest losses shown above are unlikely to occur based on the probability of those events occurring.  However, there is a remote chance that a larger event could occur.  If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

                Our catastrophe program includes one prepaid reinstatement for the first two layers of coverage, up to $100 million, for a catastrophe other than California earthquake.  If a loss does occur, reinstatement must be purchased for the remaining limits.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 77 percent) and a reinstatement must be purchased for the remaining limits.

                We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, terrorist acts, and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels and by purchasing reinsurance.  Exposure and coverage detail is recorded for each risk location.  We quantify and monitor the total policy limit insured in each region.  In addition, we use third party catastrophe exposure models and an internally developed analysis to assess each risk and ensure we include an appropriate charge for assumed catastrophe risks.  Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions, including but not limited to loss amplification and storm surge.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages, and internal preferences.  Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

Casualty Reinsurance

                Our 2009 casualty reinsurance includes both excess of loss treaties and quota share treaties, as was the case in 2008, and 2007.  Annually on January 1, we place a Combined Casualty Treaty that incorporates coverage for a majority of our casualty lines.  In 2009, we added transportation to the treaty effective May 1, 2009.  Our first dollar retention on those lines of business covered ranges from $0.5 million to $1.0 million.  Considering our participation in the reinsurance layers placed, our retention on a full limits loss ranges from $0.5 million to $1.5 million.  Maximum reinsurance limits purchased are $10.0 million inclusive of our retention for the last three years.  With respect to our 2008 Combined Casualty Treaty, we retained the initial $0.5 million to $1.0 million in loss.  Our total retention considering participation in the reinsurance layers purchased ranged from $1.3 million to $1.4 million depending on the type of policy.  This was also the case in 2007.  For our transportation coverage, the separate treaty renews on May 1 annually.  In 2008, we retained the first $0.5 million in loss.  We purchased between $1.5 million and $4.5 million of reinsurance limit depending on the type of risk for the last three years.  Our total retention inclusive of treaty participation ranged from $0.6 million and $1.0 million.  We also retained the first $0.5 million in loss in our 2007 treaty.  Our total retention inclusive of treaty participation ranged from $0.6 million and $0.9 million.  For the 2006 treaty, our first dollar retention was $0.5 million and we placed 100 percent of the reinsurance limits purchased.

Our executive products group (EPG) treaty renews on July 1 annually.  We have purchased quota share treaties over the last three years and have varied our percentage of participation.  In 2008, our reinsurance limit increased to $25.0 million.  Our maximum retained loss on a policy does not exceed $7.5 million.  In 2007 and 2006, we purchased reinsurance limits up to $20.0 million.  In 2007 and 2006, our maximum retained loss on any EPG policy was $6.0 million and $4.0 million, respectively.

Surety Reinsurance

                Our surety reinsurance treaty renews on April 1 annually.  The treaty is on an excess of loss basis.  In 2008, we purchased reinsurance limits of $49.0 million above our $1.0 million first dollar retention.  Within the reinsurance treaty, we participate up to a maximum retention of $6.3 million for any one principal.  We purchased $34.0 million of reinsurance limit in 2007 above our first dollar retention of $1.0 million.  Our maximum retention considering treaty participation was $8.0 million.  In 2006, we purchased $24.0 million in limit with a $7.0 million maximum retention inclusive our first dollar retention of $1.0 million.  For a majority of risks, our potential net loss did not exceed $2.0 million.

                During 2008, we purchased a separate quota share treaty for our new fidelity product line.  We retain up to $3.8 million in losses with a limit of $25.0 million.  This treaty has a renewal date of March 1, 2010.

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

Environmental, Asbestos, and Mass Tort Exposures

                We are subject to environmental site cleanup, asbestos removal, and mass tort claims and exposures through our commercial umbrella, general liability, and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

                The following table represents inception-to-date paid and unpaid environmental, asbestos, and mass tort claims data (including incurred but not reported losses) as of December 31, 2008, 2007, and 2006:

	Inception-to-date at
	December 31,
(dollars in thousands)	2008	2007	2006
Loss and Loss Adjustment Expense (LAE) payments
Gross	$70,210	$56,060	$53,323
Ceded	(39,143)	(30,607)	(29,853)

Net	$31,067	$25,453	$23,470
Unpaid losses and LAE at end of year
Gross	$65,583	$67,891	$48,541
Ceded	(20,407)	(29,198)	(25,720)

Net	$45,176	$38,693	$22,821

              Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions.  During 2008, payment activity was more than we experienced in 2007, which was not surprising given the increased amount of case reserve activity during 2007.  However, we did not observe a corresponding decrease in case reserves, as gross case reserves decreased by only $4.8 million while net case reserves increased by about $0.5 million.  Much of the reported adverse development can be tied to a small number of claims.  Two related asbestos claims from our assumed reinsurance book accounted for $2.7 million in gross emergence and $2.1 million in net emergence with large payments being made.  A mass tort claim from accident year 2005 against an insured hotel involving carbon monoxide discharge accounted for another $1.6 million direct and $1.0 million net.  In light of these developments and a few additional reported claims, we decided to strengthen our incurred but not reported (IBNR) position.

                During 2007, while payment activity was less than we experienced in 2006, we experienced an unusual amount of case reserve activity. About two-thirds of the increase in net reserves was from case reserve adjustments. A $4.8 million case reserve increase was posted due to a reversal of a previous court decision for a claim involving pollution during the late 1980s. In addition, an insurance company we reinsured in the early 1980s and that went into liquidation in 1986, reported a number of claims in 2007. The largest of these involves asbestos. Because of this situation, we posted total net case reserves of $2.9 million. Also, a $2.2 million reserve adjustment was made on a 1983 asbestos related claim because the coverage layers below our excess policy had been exhausted. In addition to these case reserve increases, we made a minor adjustment in our emergence pattern assumptions that resulted in an increase in our total reserve position relative to industry benchmarks.

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

We record two categories of loss and LAE reserves — case-specific reserves and IBNR reserves.

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

                All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2008, make a reasonable provision to meet our future obligations.

Net loss and loss adjustment reserves by product line at year-end 2008 and 2007 were as follows:

	2008			2007
(as of December 31, in $ thousands)
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$3,878	$24,569	$28,447	$7,051	$32,666	$39,717
Personal umbrella	16,591	35,717	52,308	19,101	31,498	50,599
General liability	89,094	250,640	339,734	84,222	242,754	326,976
Transportation	58,806	10,701	69,507	59,569	10,209	69,778
Executive products	9,143	30,470	39,613	4,291	26,185	30,476
Other casualty	35,933	71,299	107,232	34,984	70,074	105,058
Property segment net loss and ALAE reserves
Difference in conditions	516	6,062	6,578	617	6,372	6,989
Marine	18,080	16,092	34,172	10,420	10,337	20,757
Other property	25,358	9,821	35,179	21,946	13,378	35,324
Surety segment net loss and ALAE reserves	4,365	11,347	15,712	4,759	14,564	19,323
Latent liability net loss and ALAE reserves	21,605	23,571	45,176	21,103	17,590	38,693
Total net loss and ALAE reserves	283,369	490,289	773,658	268,063	475,627	743,690
ULAE reserves	—	35,369	35,369	—	31,238	31,238
Total net loss and LAE reserves	$283,369	$525,658	$809,027	$268,063	$506,865	$774,928

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

                We do not reserve for natural or man-made catastrophes until an event has occurred.  Shortly after such occurrence, we review insured locations exposed to the event, model loss estimates of the event based on our own exposures, and industry loss estimates of the event, and we consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe.  These reserves are reviewed frequently based on loss reports and appropriate changes to our estimates are made to reflect any new information as it arises.

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for mix and price change and loss cost inflation. The initial loss and ALAE ratios also reflect some provision for estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

·          significant changes in underlying policy terms and conditions,

·          a new business or one experiencing significant growth and/or high turnover,

·          small volume or lacking internal data requiring significant reliance on external data,

·          longer emergence patterns with exposures to latent unforeseen mass tort,

·          high severity and/or low frequency,

·          operational processes undergoing significant change, and/or

·          high sensitivity to significant swings in loss trends or economic change.

                Following is a table of significant risk factors by major product line.  We distinguish between loss ratio risk and reserve estimation risk.  Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business such as high severity or aggregating exposures.  Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability.  As an example, our property catastrophe business (identified below as “Difference in conditions”) has significant variance in year-over-year results; however its reserving estimation risk is relatively low.

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Unforeseen tort potential Exposure changes/mix	High	High
Personal umbrella	Medium	Internal	Low frequency	Medium	Medium
General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High
Transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium
Executive products	Long	Internal & significant external reliances	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High
Other casualty	Medium	Internal & external	Small volume	Medium	Medium
Difference in conditions	Short	Internal	Catastrophe aggregation exposure Low frequency High severity	High	Medium
Marine	Medium	Significant external reliances	New business Small volume	High	High
Other property	Short	Internal	Catastrophe aggregation exposure	Medium	Low
Surety	Medium	Internal & external reliances	Economic volatility Uniqueness of exposure	Medium	Medium
Runoff including asbestos & environmental	Long	Internal & external reliances	Loss trend volatility Mass tort/latent exposure	High	High

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

                Our reserve processes include multiple standard actuarial methods for determining estimates of IBNR reserves. Other supplementary methodologies are incorporated as deemed necessary. Mass tort and latent liabilities are examples of exposures where supplementary methodologies are used. Each method produces an estimate of ultimate loss by accident year. We review all of these various estimates and the actuaries assign weight to each based on the characteristics of the product being reviewed. The result is a single actuarial point estimate by product, by accident year.

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

                Paid and Incurred Bornhuetter/Ferguson (BF) — This approach blends the expected loss ratio method with either the paid or incurred loss development method.  In effect, the BF methods produce weighted average indications for each accident year.  As an example, if the current accident year for commercial automobile liability is estimated to be 20 percent paid, then the paid loss development method would receive a weight of 20 percent, and the expected loss ratio method would receive an 80 percent weight.  Over time, this method will converge with the ultimate estimated in the respective loss development method.

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

                There is uncertainty in the estimates of ultimate losses. Significant risk factors to the reserve estimate include, but are not limited to, unforeseen or unquantifiable changes in:

·          loss payment patterns,

·          loss reporting patterns,

·          frequency and severity trends,

·          underlying policy terms and conditions,

·          business or exposure mix,

·          operational or internal process changes affecting timing of recording transactions,

·          regulatory and legal environment, and/or

·          economic environment.

                Our actuaries engage in discussions with senior management, underwriting, and the claims department on a regular basis to attempt to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

                A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with material uncertainty. Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences, and areas of focus. Hence, the estimate selected by various qualified experts may differ materially from each other. We consider this uncertainty by examining our historic reserve accuracy and through an internal peer review process.

                Given the substantial impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing and reasonability checks. We have incorporated data validity checks and balances into our front-end processes.  Data anomalies are researched and explained to reach a comfort level with the data and results.   Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.

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

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate.  Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty segment where the most significant estimation risks reside. These estimation risks are considered when setting the initial loss ratio for the product and segment.  In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods.  It is also possible that the risks materialize above the amount we considered when booking our initial loss reserves.  In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

Our best estimate of our loss and LAE reserves may change depending on a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes, and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and refine them by adopting industry best practices where appropriate.   A detailed, ground-up analysis of the actuarial estimation risks associated with each of our products and segments, including an assessment of industry information, is performed annually.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of December 31, 2008.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product.  They are the actual losses that are reported, the expected loss emergence pattern, and the expected loss ratios used in the analyses.  If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions.  We may change expected loss emergence patterns, the expected loss ratios used in our analysis, and/or the weights we place on a given actuarial method.  The impact will be much greater and more leveraged for products with longer emergence patterns.  Our general liability product is an example of a product with a relatively long emergence pattern.  We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates for these key parameters.   We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. In particular, our actual general liability loss emergence in 2008 was very favorable. The numbers below are the resulting change in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2008 as a result of the change in the parameter shown.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(16.4)	$16.4

+/-10% change in expected emergence patterns	$(6.6)	$6.2

+/-25% change in actual loss emergence over a calendar year	$(13.1)	$13.2

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (25%).	$(35.2)	$36.4

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

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2008 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves for each of the last 10 years.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 8 percent ($65 million) favorable to 4 percent ($32 million) unfavorable.

Historical Loss and LAE Development

                The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2008, 2007, and 2006.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Unpaid losses and LAE at beginning of year:

Gross	$1,192,178	$1,318,777	$1,331,866
Ceded	(417,250)	(525,671)	(593,209)
Net	$774,928	$793,106	$738,657
Increase (decrease) in incurred losses and LAE:
Current accident year	$309,512	$296,047	$300,292
Prior accident years	(62,338)	(105,179)	(43,403)
Total incurred	$247,174	$190,868	$256,889

Loss and LAE payments for claims incurred:
Current accident year	$(51,599)	$(46,598)	$(47,994)
Prior accident years	(161,476)	(162,448)	(154,446)
Total paid	$(213,075)	$(209,046)	$(202,440)

Net unpaid losses and LAE at end of year	$809,027	$774,928	$793,106

Unpaid losses and LAE at end of year:
Gross	$1,159,311	$1,192,178	$1,318,777
Ceded	(350,284)	(417,250)	(525,671)
Net	$809,027	$774,928	$793,106

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

                The table below summarizes our prior accident years’ loss reserve development by segment for 2008, 2007, and 2006:

(in thousands)	2008	2007	2006
(Favorable)/Unfavorable reserve development by segment
Casualty	$(50,562)	$(87,397)	$(40,030)
Property	(6,646)	(6,690)	(1,784)
Surety	(5,130)	(11,092)	(1,589)
Total	$(62,338)	$(105,179)	$(43,403)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2008.  During 2008, we experienced favorable loss emergence from prior years’ reserve estimates across all of our segments.  For our casualty segment, we experienced $50.6 million of favorable development, predominantly from the accident years of 2002-2006.  In retrospect, the expected loss ratios initially used to set booked reserves for these accident years have proven to be conservative, which has resulted in loss emergence significantly lower than expected.  This is particularly true for our general liability, personal umbrella, and commercial umbrella products which experienced favorable loss development of $33.1 million, $12.7 million, and $11.8 million, respectively.  The construction class was the largest contributor to the favorable emergence in the general liability product.  In addition, our program business experienced $9.3 million of unfavorable prior years’ loss development during the year, mostly isolated in accident years 2004-2007.   Our experience in the liquor liability class has been particularly adverse.  In the past, we relied on external loss development patterns that have not proven predictive of actual emergence. As a result, this class is being re-underwritten and we implemented a more stringent reserving approach in 2008.

           Our property segment realized $6.6 million of favorable loss development in 2008.  Most of this emergence was in accident years 2005-2007.  The construction and fire products were the drivers of the favorable emergence recording $4.4 million and $4.2 million, respectively.  The construction business has been in run-off for three years and recent experience has been much better than expected with a significant reduction in both frequency and severity of claims.  Only a handful of contracts remain open and we have observed little new activity from this product line.  Our fire product saw significant favorable emergence from the 2007 accident year, as our year-end 2007 reserves have developed more favorably than originally estimated.

Our surety segment experienced $5.1 million of favorable emergence.  Almost all of the favorable emergence is from the 2007 accident year.  Very little observed loss severity in the commercial surety product resulted in $1.7 million of favorable emergence.  Continued improvement in our contract surety loss ratio resulting from past re-underwriting of the business led to $2.5 million of favorable loss reserve development.

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

Our analyses also revealed that our quarterly actuarial reserve estimates over recent historical periods had shown a downward trend as a result of a moderating loss trend environment, improvements in policy terms and conditions and a favorable underlying exposure mix that occurred during the hard market period from 2001 through 2004.

Based on this review, we made certain refinements to our reserving methodologies to include a more detailed consideration of the impact of risk factors on total recorded reserves through increased internal dialogue among the claim, underwriting, risk management and actuarial departments, greater transparency of the actuarial process and results, and improved reserving diagnostics. Overall, these enhancements and improved information provide better and faster feedback to management regarding loss development resulting in greater overall confidence in the actuarial estimates. This and the increased stability in our business in the last few years diminished the needed level of carried reserves above the actuarial point estimate. We believe that these reserve methodology enhancements improved the overall accuracy of our best estimate of loss and LAE reserves. Over half of the favorable prior years’ loss development was the result of this detailed assessment and resulting changes in our booked reserves.

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

The surety segment realized $11.1 million of favorable prior years’ development. Almost all of the development was the result of the risk reassessment and reflection of significantly lower reserve risk after achieving settlement with the larger banks involved in the CMC litigation (see note 10 to our audited consolidated financial statements included in our 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein, for more details).

2006.  During 2006, we continued to experience favorable loss development and a reduction in prior years’ loss reserve estimates. Pricing increased substantially and policy terms and conditions became more favorable for most of our products during the 2001-2004 policy years. Many of the improvements in market conditions were difficult to quantify at the time of the original estimate. Our significant growth in premium and exposures made precise quantification of these changes even more challenging. In 2006, losses continued to emerge on the prior accident years much more favorably than we expected when making our original estimates. We experienced favorable development of $43.4 million in aggregate on prior years’ estimates.

Of this decrease to prior years’ loss reserve estimates, approximately $40.0 million occurred in the casualty segment. The development is primarily from our general liability, executive products liability, and employer’s indemnity products. In our general liability product we experienced $25.4 million of favorable development. Most of this development came from the 2004 and 2005 accident years. As part of our normal reserving process, we reviewed the expected loss ratios used in several of our reserving methods. This review confirmed the favorable emergence from 2002-2005 accident years. As a result of this study, the expected loss ratios were reduced for 2004-2006 with the most significant change occurring to the 2005 accident year. Approximately $15.4 million of the favorable general liability development can be attributed to this update in expected loss ratios. The remaining portion of the decrease in prior year’s loss reserve estimate was the result of the continued favorable loss emergence and the natural progression of shifting more weight to our incurred and paid development methods as accident years get older. In our executive products liability business, we experienced $7.4 million of favorable development. Most of this change can be attributed to accident years 2001, 2003, and 2004. The estimates improved as a result of lower than expected loss severity in those accident years. For our employer’s indemnity product, we experienced $5.7 million of favorable development. We experienced significantly less loss emergence than expected for accident years prior to 2003 and benefited from favorable settlements on several claims in accident years 2001-2003.

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

                The following table presents the development of our balance sheet reserves from 1998 through 2008. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

                As the table displays, variations exist between our cumulative loss experience on a gross and net basis, due to the application of reinsurance. On certain products, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance).  These differences in retention can cause a significant (leveraged) difference between loss reserve development on a net and gross basis.   Additionally, the relationship of our gross to net retention changes over time. For example, we changed underwriting criteria to increase gross retentions (gross policy limits) on certain products written in 1999 through 2001, while leaving net retention unchanged. These products contained gross retentions of up to $50.0 million, while the relating net retention remained at $0.5 million. Loss severity on certain of these products exceeded original expectations. As shown in the table that follows, on a re-estimated basis, this poor loss experience resulted in significant indicated gross deficiencies, with substantially less deficiency indicated on a net basis, as many losses were initially recorded at their full net retention. In 2002, we reduced our gross policy limits on many of these products to $15.0 million, while net retention increased to $1.0 million. As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
(Dollars in thousands)	1998 & Prior	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net Liability for unpaid losses and Settlement expenses at end of the year	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027
Paid cumulative as of:
One year later	53,892	65,216	92,788	98,953	94,465	129,899	137,870	154,446	162,448	161,484
Two years later	88,567	113,693	155,790	159,501	182,742	212,166	239,734	270,210	275,322
Three years later	114,465	149,989	192,630	211,075	234,231	273,019	324,284	353,793
Four years later	132,796	172,443	222,870	238,972	269,446	322,050	378,417
Five years later	145,888	191,229	237,464	260,618	300,238	357,239
Six years later	159,153	200,610	250,092	281,775	321,841
Seven years later	165,277	209,288	261,612	295,663
Eight years later	171,709	216,934	272,692
Nine years later	176,310	225,414
Ten years later	182,751
Liability re-estimated as of:
One year later	243,270	273,230	309,021	340,775	393,347	520,576	605,946	695,254	687,927	712,590
Two years later	233,041	263,122	301,172	335,772	394,297	485,146	577,709	636,356	637,117
Three years later	229,750	263,639	314,401	344,668	397,772	478,113	566,181	599,420
Four years later	217,476	262,156	319,923	355,997	409,597	490,022	549,795
Five years later	207,571	264,383	323,698	359,161	424,809	483,575
Six years later	205,563	264,569	323,642	377,264	422,027
Seven years later	204,002	264,305	340,498	379,229
Eight years later	204,597	280,666	342,024
Nine years later	219,304	281,020
Ten years later	219,987
Net cumulative redundancy (deficiency)	$27,275	$(6,106)	$(41,970)	$(51,979)	$(30,075)	$47,818	$118,624	$139,237	$155,989	$62,338

Gross liability	$415,523	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311
Reinsurance recoverable	(168,261)	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)
Net liability	$247,262	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027

Gross re-estimated liability	$387,150	$616,296	$779,665	$789,187	$878,016	$924,595	$965,990	$1,033,667	$964,343	$1,038,429
Re-estimated recoverable	(167,163)	(335,276)	(437,641)	(409,958)	(455,989)	(441,020)	(416,195)	(434,247)	(327,226)	(325,839)
Net re-estimated liability	$219,987	$281,020	$342,024	$379,229	$422,027	$483,575	$549,795	$599,420	$637,117	$712,590
Gross cumulative redundancy (deficiency)	$28,373	$(95,802)	$(239,915)	$(184,682)	$(145,178)	$(21,154)	$166,609	$298,199	$354,434	$153,749

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

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Statutory net premiums written	$513,456	$538,763	$551,536	$494,565	$511,212
Policyholders’ surplus	678,041	752,004	746,905	690,547	605,967
Ratio	0.8 to 1	0.7 to 1	0.7 to 1	0.7 to 1	0.8 to 1

GAAP and Statutory Combined Ratios

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).

	Year Ended December 31,
GAAP	2008	2007	2006	2005	2004

Loss ratio	46.7	35.1	48.4	51.1	59.9

Expense ratio	37.5	36.3	35.7	34.9	32.3

Combined ratio	84.2	71.4	84.1	86.0	92.2

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

	Year Ended December 31,
Statutory	2008		2007		2006		2005		2004

Loss ratio	46.7		35.1		48.4		51.1		59.9

Expense ratio	39.0		38.2		35.6		35.6		33.9

Combined ratio	85.7		73.3		84.0		86.7		93.8

Industry combined ratio	104.0	(1)	95.5	(2)	92.4	(2)	101.2	(2)	98.9	(2)

(1)           Source:  Standard & Poor’s RatingsDirect.  Estimated for the year ended December 31, 2008.

(2)           Source:  A.M. Best Aggregate & Averages — Property-Casualty (2008 Edition) statutory basis.

Investments

Oversight of our investment policies is conducted by our board of directors and officers. We follow an investment policy that is reviewed quarterly and revised periodically.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Common stock investments are limited to securities listed on the national exchanges and rated by the Securities Valuation Office of the NAIC. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

Our investments include fixed income debt securities, common stock equity securities, preferred stock equity securities, exchange traded funds (ETFs) and a high-yield municipal bond mutual fund.  Effective January 1, 2008, we determined the fair values of certain financial instruments based on the fair value hierarchy established in SFAS 157.  SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of December 31, 2008,
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$10,020	$—	$10,020
Available-for-sale securities	286,790	1,224,215	—	1,511,005
Total	$286,790	$1,234,235	$—	$1,521,025

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2008.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment.  If this review suggests that a decline in fair value is other-than-temporary based upon many factors including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings. In 2008, we recorded impairment losses totaling $76.2 million.  This was comprised of $12.0 million in our fixed income portfolio and $64.2 million in our equity portfolio.

                The fixed income portfolio contained 229 unrealized loss positions as of December 31, 2008. The $31.3 million in associated unrealized losses for these 229 securities is 2.4 percent of the fixed income portfolio’s cost basis. Of these 229 securities, 33 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $9.5 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  With respect to those fixed income securities which fall under the provisions of EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, all of our securitized financial assets are of a high credit quality and it is not probable that contractual cash flows will not be collected.  The fixed income unrealized losses can be primarily attributed to spreads widening in the corporate, municipal and mortgage backed security markets. We have the ability and intent to hold these securities to maturity. In addition, we continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.                    Changes in technology that may impair the earnings potential of the investment,

2.                    Discontinuance of a segment of the business that may affect the future earnings potential,

3.                    Reduction or elimination of dividends,

4.                    Specific concerns related to the issuer’s industry or geographic area of operation,

5.                    Significant or recurring operating losses, poor cash flows, and/or deteriorating liquidity ratios, and

6.                    Downgrade in credit quality by a major rating agency.

As of December 31, 2008, we held 33 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $27.3 million. Of the 33 common stock positions that were in an unrealized loss position, one has been in an unrealized loss position for more than 12 consecutive months, representing $4.2 million in unrealized losses.  We specifically review equity securities with unrealized losses greater than 12 months in duration as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves.  At December 31, 2008, the one position in unrealized losses for greater than 12 months relates to an exchange traded mutual fund that is based on general market indices.  However, we have observed that none of these securities have declined by 20 percent or more from their cost basis for a continuous period of six months or more. We believe all of these positions have favorable long-term prospects and we believe that all unrealized loss positions will recover to our cost basis in a reasonable period of time.

Fixed Income Securities

As of December 31, 2008, our fixed income portfolio had the following rating distributions:

FAIR VALUE		AAA	AA	A	BBB	BB or Below	Fair Value
Bonds:
	Corporate - financial	$1,542	$5,118	$58,927	$12,803	$6	$78,396
	All other corporate	1,595	1,755	120,795	48,755	2,959	175,859
	Financials - private placements	—	—	1,619	7,894	—	9,513
	All other corporates - private placements	—	—	7,578	1,540	—	9,118
	U.S. govt. agency (GSE)	311,224	265	—	—	—	311,489
	Tax-exempt municipal securities	57,026	290,284	85,429	21,140	—	453,879
Structured:
	GSE - RMBS	$170,537	$2,024	$—	$—	$—	$172,561
	Non-GSE RMBS - prime	—	—	—	—	—	—
	Non-GSE RMBS - Alt A	—	—	—	—	—	—
	Non-GSE RMBS - subprime	—	—	—	—	—	—
	ABS - home equity	2,529	—	—	—	—	2,529
	ABS - credit cards	339	—	—	—	—	339
	ABS - auto loans	3,646	—	—	153	—	3,799
	All other ABS	14,539	—	—	—	—	14,539
	CMBS	43,635	—	—	—	—	43,635
	CDOs/CLOs	—	—	—	—	—	—
		$606,612	$299,446	$274,348	$92,285	$2,965	$1,275,656

                Our fixed income portfolio comprised 77 percent of our total 2008 portfolio, versus 75 percent of the total at December 31, 2007, and 74 percent of the total as of December 31, 2006. As of December 31, 2008, our fixed income portfolio contained 48 percent AAA-rated securities, 23 percent AA-rated securities, 22 percent A-rated securities, and 7 percent BBB-rated or lower securities.

As of December 31, 2008, the duration of the fixed income portfolio was 4.4 years.  Our fixed income portfolio remained diversified with investments in treasury, government sponsored agency, corporate, municipal, mortgage-backed, and asset-backed securities.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management.

                Our mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of December 31, 2008, MBS investments totaled $172.6 million (14 percent) of the fixed income portfolio compared to $205.7 million (15 percent) as of December 31, 2007.

                We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability and increased yield. This sector experienced unusually high volatility given the concerns over housing prices and general economic conditions. The MBS portfolio includes collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. A mortgage pass-through is a security consisting of a pool of residential mortgage loans. All payments of principal and interest are passed through to investors each month. A CMO is a mortgage-backed security with a fixed maturity. This can eliminate the risks associated with prepayment because each security is divided into maturity classes that are paid off in order. Our MBS portfolio does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

                Our asset-backed securities (ABS) portfolio is comprised mostly of rate reduction utility bonds, among others. As of December 31, 2008, ABS/CMBS (commercial mortgage-backed securities) investments were $64.8 million (5 percent) of the fixed income portfolio, compared to $97.7 million (7 percent) as of December 31, 2007. CMBS made up

$43.6 million (67 percent) of the ABS/CMBS portfolio compared to $61.5 million (63 percent) at December 31, 2007.  The entire CMBS portfolio was rated AAA as of December 31, 2008.

We define subprime mortgages as loans which include one or more of the following: a weak credit score (FICO score of less than 640), high debt-to-income ratio, high loan-to-value ratio, or undocumented income.  Our exposure to subprime lending is limited to investments within the fixed income investment portfolio which contains securities collateralized by mortgages that have characteristics of subprime lending such as home equity mortgages.  These investments are in the form of asset-backed securities collateralized by subprime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages.  The total carrying value of these investments is less than $3 million comprising less than 1 percent of our total fixed income portfolio.  The credit rating of all of these securities was AAA as of December 31, 2008 and reflects our practice of minimizing exposure to low quality (subprime type) credit risk.  In addition, all of the securities containing subprime collateral were originated before 2005.  We did not recognize any impairment write downs in the investment portfolio due to subprime mortgages during the periods presented herein.

We have a significant allocation to municipal fixed income securities. As of December 31, 2008, the municipal bond component of the fixed income portfolio decreased $19.8 million, to $453.9 million and comprised 36 percent of our total fixed income portfolio, versus 34 percent of the fixed income portfolio at year-end 2007.

We believe municipal fixed income securities provide diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after tax yield.  Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include but are not limited to public improvement, school, transportation, colleges and universities, water and sewer.

As of December 31, 2008, approximately 55 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 45 percent were revenue fixed income.  Seventy-six percent of our municipal fixed income securities were rated AA or better, while 95 percent were rated A or better. We believe our municipal fixed income portfolio has very high credit quality.

As of December 31, 2008, our corporate debt portfolio totaled $272.9 million (21 percent) of the fixed income portfolio compared to $232.1 million (17 percent) as of December 31, 2007.  The corporate debt portfolio has an overall quality rating of single A, diversified amongst 102 issuers across 18 industries.

Corporate debt securities experienced large interest rate spread widening in 2008 as this market was directly impacted by the declining housing market, credit crisis and slowing economy.  We believe corporate debt investments add diversification, liquidity and additional yield to our portfolio.  With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program and we believe it is probable that the securities in our portfolio will continue to receive contractual payments in the form of principal and interest.

During 2008, we allocated the majority of available cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2008, 93 percent of the fixed income portfolio was rated A or better and 71 percent was rated AA or better.

We currently classify 3 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (96 percent) or trading (1 percent) and are carried at fair value. As of December 31, 2008, we maintained $1.2 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2008, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value
2009	$28,320	$28,430	$28,725	$28,579
2010	32,225	32,690	32,635	32,586
2011	88,608	90,088	90,844	90,227
2012	67,443	68,616	70,091	69,928
2013	86,537	89,236	91,424	90,946
2014	74,598	78,023	78,888	78,851
2015	63,674	64,509	60,444	60,335
2016	41,840	42,895	41,900	41,900
2017	104,099	102,154	100,615	100,615
2018	159,138	160,340	157,255	157,254
2019	36,054	38,101	37,369	37,369
2020	38,932	39,990	39,779	39,779
2021	30,630	31,915	31,759	31,759
2022	94,937	95,699	94,979	94,979
2023	108,306	109,725	108,229	108,229
2024	7,791	8,029	7,957	7,957
2025	3,026	3,026	3,074	3,074
2026	0	0	0	0
2027	3,000	3,004	2,016	2,016
2028	7	7	7	7
2029	5	5	5	5
2030	6,489	6,502	5,609	5,609
2031	4,298	4,301	4,150	4,150
2032	7,687	7,755	7,806	7,806
2033	36,181	36,362	36,448	36,448
2034	17,506	17,587	17,621	17,621
2035	14,129	14,398	14,183	14,183
2036	40,368	40,403	40,809	40,809
2037	33,001	32,845	33,711	33,711
2038	17,886	17,814	17,596	17,596
2039	3,100	3,177	2,924	2,924
2040	8,000	7,931	7,000	7,000
2041	8,296	8,407	7,317	7,317
2042	200	200	158	158
2043	2,240	2,256	2,041	2,041
2044	0	0	0	0
2045	150	150	128	128
2046	115	109	84	84
2047	105	100	76	76
2048	0	0	0	0
2049	0	0	0	0
2050	0	0	0	0
	$1,268,921	$1,286,779	$1,275,656	$1,274,056

Equity Securities

At December 31, 2008, our equity securities were valued at $286.8 million, a decrease of $106.9 million from the $393.7 million held at the end of 2007. During 2008, the pretax change in unrealized gains on equity securities was -$102.6 million. Equity securities represented 17 percent of cash and invested assets at the end of 2008, a decrease from the 21 percent at year-end 2007.  As of the year-end 2008, total equity investments held represented 41 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In addition, we have investments in real estate investment trusts, ETFs, preferred stocks, and a high-yield municipal bond fund.  Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.  In 2008, we recorded impairment losses of $64.2 million on our equity securities.  The impairments were the result of our belief that the securities were not likely to recover in a reasonable period of time.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2008, including fair value, cost basis, and unrealized gains and losses:

				Net
	Cost	12/31/2008	% of Total	Unrealized
(in thousands)	Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$18,265	$14,700	5.1%	$(3,565)
Consumer staples	11,492	22,113	7.7%	10,621
Energy	11,171	22,181	7.7%	11,010
Financials	17,549	20,406	7.1%	2,857
Healthcare	10,395	18,439	6.4%	8,044
Industrials	15,560	19,249	6.7%	3,689
Information technology	13,005	14,807	5.2%	1,802
Materials	4,329	3,284	1.2%	(1,045)
REITs	4,771	4,833	1.7%	62
Telecommunications	4,408	8,950	3.1%	4,542
Utilities	41,980	52,495	18.3%	10,515
ETFs	53,556	40,111	14.0%	(13,445)
High-yield muni fund	33,341	33,341	11.6%	—
Preferred stock	11,461	11,881	4.2%	420
Total	$251,283	$286,790	100%	$35,507

As of December 31, 2008, our common stock portfolio totaled $201.5 million (70 percent) of the equity portfolio compared to $322.7 million (82 percent) as of December 31, 2007.  The decline in value of our common stock portfolio in 2008 was primarily due to an investment decision to reduce our common stock exposure as well as a negative return in the asset class.

Our common stock portfolio consists largely of large cap, value oriented, dividend paying securities.  We employ a long term, buy and hold strategy that has provided superior returns over the last 10 years.  While we anticipate continued volatility, we believe an equity allocation provides certain diversification and return benefits over the long term.  The strategy provides above-market dividend yields with less volatility than the market.  The beta of our equity portfolio is 0.7.

In 2008, we added two ETFs to our equity portfolio.  As of December 31, 2008, our ETF investment totaled $40.1 million (14 percent) of the equity portfolio compared to $2.6 million (1 percent) as of December 31, 2007.  The ETF investments add diversification, liquidity and increased return potential to our portfolio. In 2008, the ETFs outperformed the overall market but still contributed to the negative performance of the equity portfolio.  We believe that ETF securities will be an important part of our investment program going forward.  Our current ETFs contain large-cap securities that match our overall equity investment philosophy of providing superior dividend yields with less volatility than the market.  These ETFs track various indices and have returns for 2008 consistent with the benchmark indices they follow.

As of December 31, 2008, our investment in preferred stock securities totaled $11.9 million (4 percent) of the equity portfolio compared to $34.2 million (9 percent) as of December 31, 2007.  Preferred stocks are primarily issued by companies in the financial sector and were negatively affected by this year’s credit crisis.

As of December 31, 2008, our investment in the high-yield municipal bond fund totaled $33.3 million (12 percent) of the equity portfolio compared to $34.3 million (9 percent) as of December 31, 2007. While this mutual fund is comprised of fixed income securities, as a mutual fund we treat it as an equity. In 2008, we recorded impairment losses of $18.6 million on the high-yield municipal bond fund due to our belief that the fund is unlikely to completely recover in value in a reasonable period of time and related changes in our intent to hold this security until recovery.  The holdings are comprised of lower quality investment grade and below investment grade tax-exempt securities. Sectors include healthcare, airports, tobacco, and infrastructure securities among other. The fund continues to make dividend payments and default rates of the bonds held in the fund remain below 1%. This market has been hurt by the flight to quality and overall liquidity in the municipal bond markets.

We had short-term investments and fixed income securities maturing within one year of $126.6 million at year-end 2008. This total represented 8 percent of cash and invested assets versus 5 percent the prior year.  Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(in thousands)	2008	2007	2006	2005	2004
Average Invested Assets (1)	$1,749,303	$1,834,009	$1,763,016	$1,633,755	$1,451,539
Net Investment Income (2)(3)	78,986	78,901	71,325	61,641	54,087
Net Realized Gains/(Losses) (3)	(46,738)	28,966	31,045	16,354	13,365
Change in Unrealized Appreciation/(Depreciation) (3)(4)	(123,607)	(14,650)	34,395	(35,788)	13,200
Annualized Return on Average Invested Assets	-5.2%	5.1%	7.8%	2.6%	5.6%

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

The insurance holding company laws also require that ordinary dividends be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the most recent calendar year, or 10 percent of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

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

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces in a timely manner.

In addition, state-level changes to the insurance regulatory environment are frequent, including changes caused by legislation, regulations by the state insurance regulators, and court rulings. For example, the Florida Supreme Court issued a case ruling in 2008 with the effect that surplus lines insurance in Florida is subject to the same regulation as admitted insurance in Florida, excluding rate regulation and certain other areas. Although not stated expressly in the ruling, it implies that surplus lines policy forms must be filed and approved by the Florida Office of Insurance Regulation (FOIR). In response, the FOIR has publicly stated that it disagrees with the ruling and its foundations and that the FOIR does not now nor has it ever required surplus lines insurers to comply with such form filing requirements. In early 2009, a bill was introduced in the Florida legislature to clarify the regulatory status of surplus lines insurance in Florida and provide that policy forms need not be filed and approved by the FOIR. Although the status of this situation is uncertain and at this stage we cannot predict if such legislation will become law or how this matter ultimately will be resolved, we believe it will not result in material negative consequences for us.

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

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile or commercial domicile, if any, and may require preacquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and to comply with our legal obligations.

Troubled Asset Relief Program

In 2008, in response to market and banking turmoil, the federal government implemented the Troubled Asset Relief Program (TARP), which is a federal program of the Department of Treasury designed to strengthen U.S. financial institutions through purchasing or insuring troubled assets and equity. The TARP program contains restrictions and controls on participating entities, and may be amended in the future to contain additional restrictions in areas such as executive compensation. To the extent an insurance company participates in TARP, it will be subject to all applicable restrictive and control provision. We do not currently participate in TARP and do not anticipate electing to participate in the future.

Terrorism Insurance

After the events of September 11, 2001, the National Association of Insurance Commissioners (NAIC) urged states to grant conditional approval to commercial lines endorsements that excluded coverage for acts of terrorism consistent with language developed by the Insurance Services Office, Inc. (ISO). The ISO endorsement included certain coverage limitations. Many states allowed the endorsements for commercial lines, but rejected such exclusions for personal exposures.

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

The annual certification of our CEO with respect to compliance with the New York Stock Exchange (NYSE) corporate governance listing standards has been submitted to the NYSE and the annual certifications of our CEO and CFO required by the Sarbanes-Oxley Act of 2002 with respect to our 2008 fiscal year have been filed with the SEC as an exhibit to our annual report on Form 10-K for 2008.

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation, and instead is regulated principally at the state level. However, federal insurance legislation of various types is periodically proposed in Congress, and in 2007 several bills were introduced in Congress that would impact and regulate various aspects of the insurance industry. These proposed laws covered many areas, including amending and extending the current TRIA law, optional federal charter, streamlining state regulation of nonadmitted insurance, expanding the national flood insurance program, creating a national catastrophe insurance program, and ending the antitrust exemption for insurance companies. However, only the extension and amendment of the TRIA law was enacted.  In 2008, such proposals were limited, but we expect that the federal government’s reaction to the economic and financial market turmoil will include some type of federal oversight of the insurance industry, including possibly establishing a federal insurance charter and a federal Office of Insurance Information.  We cannot predict whether one or more of the other proposed bills will again be proposed or enacted or whether any significant federal involvement in insurance regulation will be implemented in 2009 or later, or the impact of any such laws or regulation on our company. We will continue to monitor all significant federal insurance legislation.

Corporate Compliance

We have a code of conduct, corporate governance guidelines, and compliance manual, which provide directors, officers, and employees with guidance and requirements for complying with a variety of federal and state laws and company policies. Electronic versions of these documents, as well as the following documents, are, or will be, available on our web site (www.rlicorp.com): 2008 summary annual report; 2008 financial report; 2009 proxy statement; annual report on Form 10-K for 2008; and charters of the executive resources, audit, finance and investment, strategy, and nominating/corporate governance committees of our board of directors. Printed copies of these documents will be made available upon request without charge to any shareholder.

Licenses and Trademarks

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services.  We have a software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes. The license is renewed on an annual basis. RLI Insurance Company has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing, and statistical reporting. We also enter into other software licensing agreements in the ordinary course of business.

We obtained U.S. federal service mark registration of our corporate logo “RLI” and several other company service mark and trade names with the U.S. Patent and Trademark Office. Such registrations protect the marks nationwide from deceptively similar use. The duration of these registrations is 10 years unless renewed.  We monitor our trademarks and service marks and protect them from unauthorized use as necessary.

Employees

As of December 31, 2008, we employed a total of 783 associates. Of the 783 total associates, 65 were part-time and 718 were full-time.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

·                  competitive pressures impacting our ability to retain business at an adequate rate;

·                  rising levels of loss costs that we cannot anticipate at the time we price our coverages;

·                  volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

·                  changes in the level of reinsurance capacity;

·                  changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities;

·                  fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment   environment, which affect returns on invested assets and may impact the ultimate payout of losses; and

·                  adverse conditions in the financial services industry which can make access to capital more difficult.

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

One of the largest risks of loss we face in the ordinary course of our business is property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii.  Most of our past catastrophe-related claims have resulted from earthquakes and hurricanes. For example, we incurred a pre-tax net loss of $64.3 million related to the 1994 Northridge earthquake. In recent years, hurricanes have had a significant impact on our results.  In 2008, we incurred a pre-tax loss of $24.0 million on hurricanes Ike and Gustav.  We incurred a pre-tax loss of $22.5 million from the 2005 hurricanes, Katrina, Rita, and Wilma.  Catastrophes can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather, and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001.

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

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are just an estimate of what we anticipate the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

·                  loss emergence patterns;

·                  underlying policy terms and conditions;

·                  business and exposure mix;

·                  trends in claim frequency and severity;

·                  changes in operations;

·                  emerging economic and social trends;

·                  inflation; and

·                  changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

As is typical in our industry, we face risks associated with litigation.  For example, we are currently involved in a complex litigation arising out of an equipment and vehicle leasing program of Commercial Money Center (CMC). We have reached settlements with all five investor banks that made claims under the lease bonds issued by RLI and expect the remaining CMC-related litigation involving us to be concluded in 2009.  We were also a defendant in complex private litigation brought against insurance brokers and insurance companies alleging injury from the payment of contingent commissions by insurers to brokers.  We were released from the suit without payment of any settlement fees in 2007 but paid significant legal expenses in defending ourselves.  Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us in another matter, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.  Please refer to Item 3, Legal Proceedings.

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

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2008, our investment portfolio consisted of $1.3 billion in fixed income securities, $286.8 million in equity securities and $98.0 million in short-term investments. For the 12 months ended December 31, 2008, we experienced a $124.0 million pre-tax unrealized loss on our investment portfolio. For the fiscal year ended December 31, 2007, we experienced $14.7 million in pre-tax unrealized losses on our investment portfolio. The 2008 and 2007 losses primarily reflect the unprecedented levels of volatility and disruptions in the overall stock and bond markets. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

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

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

·                  an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

·                  the deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

·                  programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage; and

·                changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s, or Moody’s could negatively affect our business.

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s, and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2008. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Insurance Company, Mt. Hawley Insurance Company, and RLI Indemnity Company (RLI Group). Standard and Poor’s reaffirmed our “A+, Strong” rating for the group.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Group.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by any of A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state in which we do business, relate to, among other things:

·                  approval of policy forms and premium rates;

·      standards of solvency, including risk-based capital measurements;

·      licensing of insurers and their producers;

·      restrictions on the nature, quality and concentration of investments;

·      restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

·      restrictions on transactions between insurance company subsidiaries and their affiliates;

·      restrictions on the size of risks insurable under a single policy;

·      requiring deposits for the benefit of policyholders;

·      requiring certain methods of accounting;

·      periodic examinations of our operations and finances;

·                  prescribing the form and content of records of financial condition required to be filed; and

·                  requiring reserves for unearned premium, losses and other purposes.

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

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois, where we are based, as a public company we are also subject to regulation by the U. S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance, and shareholder matters.  We are also subject to the corporation laws of Illinois, where we and each of our four insurance company subsidiaries are incorporated.  We monitor these laws, regulations and rules on an ongoing basis, and make appropriate changes as necessary.  Implementing such changes may require adjustments to our business methods, increase our costs and other changes that could cause us to be less competitive in our industry.

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

RLI Corp. is the holding company for our three principal insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or their net income for the 12-month period ending December 31 of the preceding year. These levels may be exceeded in some cases with prior approval from the Illinois Department of Insurance.  The maximum dividend distribution that can be paid by RLI Insurance Company during 2009 without prior insurance department approval is $67.8 million, or 10 percent of RLI Insurance Company’s 2008 policyholder surplus. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2008, RLI Insurance Company paid total dividends of $70.0 million to RLI Corp.

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

·                  have the effect of delaying, deferring or preventing a change in control of us;

·                  discourage bids for our securities at a premium over the market price;

·                  adversely affect the market price of, and the voting and other rights of the holders of, our securities; or

·                  impede the ability of the holders of our securities to change our management.

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

Access to capital and market liquidity has generally been more difficult and may adversely affect our ability to take advantage of business opportunities as they arise.

Our ability to grow our business depends in part on our ability to access capital when needed.  Because of adverse conditions in the financial services industry, access to capital has generally become more difficult.  In addition, we cannot predict the extent and duration of current economic and market disruptions, the impact of government interventions (including, among other things, TARP, the current economic stimulus package, etc.) into the market to address these disruptions, and their combined impact on our industry, business and investment portfolios.

Item 1B. Unresolved Staff Comments

                None

Item 2.  Properties

                We own six commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 20.6 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Insurance Company and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as storage for furniture and equipment and for office space.  The final structure is a 15,000 square foot office building, of which 10,000 square feet is leased. We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

Most of our branch offices and other company operations lease office space throughout the country.

Item 3.  Legal Proceedings

                We are the plaintiff and a defendant in an action captioned RLI Insurance Co. v. Commercial Money Center (“CMC”), which was filed in U.S. District Court, Southern District of California (San Diego) on February 1, 2002.

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

           Between the dates of April 4 and April 18, 2002, each investor bank subsequently filed a complaint against us in various state courts, which we removed to U.S. District Courts. Each investor bank sued us on certain bonds we issued to CMC as well as a sale and servicing agreement between the investor bank, CMC and us. Each investor bank sued for breach of contract, bad faith and other extra-contractual theories. We have answered and denied each investor bank’s claim to entitlement to relief. The investor banks claimed entitlement to aggregate payment of approximately $53 million under either the surety bonds or the sale and servicing agreements, plus unknown extra-contractual damages, attorney’s fees and interest. On October 25, 2002, the judicial panel for multi-district litigation (“MDL Panel”) transferred 23 actions pending in five federal districts involving numerous investor banks, five insurance companies and CMC to the Federal District Court for the Northern District of Ohio for consolidated pre-trial proceedings, assigning the litigation to the Honorable Kathleen O’Malley.

In the third quarter of 2005, we reached a confidential settlement agreement with Lakeland Bank. This settlement ended our litigation with Lakeland, but did not resolve our pending litigation with the four other investor banks. The settlement with Lakeland related to surety bonds representing approximately 17 percent of the amount to which the five investor banks had claimed entitlement. The settlement did not have a material adverse effect on our financial statements taken as a whole. In addition, in August 2005, the Federal District Court denied outright the investor banks’ motion for judgment on the pleadings and subsequently ordered all remaining cases to mandatory mediation. Mediations held in January 2006 between us and each of the four remaining investor banks did not resolve the claims of those investor banks. In September 2006, the Court issued a case management order governing expert witness discovery and future motion practice. In the second quarter of 2007, we reached a confidential settlement agreement with Sky Bank. In the third quarter of 2007, we reached a confidential settlement agreement with Ameriana Bank. These settlements ended our litigation with Sky Bank and Ameriana Bank but did not resolve our pending litigation with the remaining two investor banks (Bank of Waukegan and Atlantic Coast Federal, whose initial bond penal sum claims total approximately $9.3 million). The settlements with Sky Bank and Ameriana Bank related to surety bonds representing approximately 66 percent of the amount to which the five investor banks had claimed entitlement. In the first quarter of 2008, we reached a confidential settlement agreement with the Bank of Waukegan. In the fourth quarter of 2008, we reached a confidential settlement agreement with Atlantic Coast Federal Bank. The settlements with Bank of Waukegan and Atlantic Coast Federal related to surety bonds representing approximately 17 percent of the amount to which the five investor banks had claimed entitlement. With these latter two settlements, we have now reached settlements with each of the five investor banks that had claimed entitlement under the surety bonds issued by RLI.

                In addition, we are party to numerous claims and losses that arise in the normal course of our business. Many of such claims or losses involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses will not have a material adverse effect on our financial condition, results of operations or cash flows. We are also involved in various other legal proceedings and litigation unrelated to our insurance business that arise in the ordinary course of business operations.   Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted by the Company to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Refer to the Corporate Data on page 64 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein for information on the market on which our common stock is traded, holders of our common stock and dividends.

                Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)           Not applicable.

(c)           Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  In light of market volatility in the second half of 2008, the repurchase program was suspended in the third quarter of 2008 and will remain suspended until conditions warrant its reactivation.

Item 6.  Selected Financial Data

                Refer to the Selected Financial Data on pages 62 through 63 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 27 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by Management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. A detailed discussion of these critical accounting policies can be found on pages 3 through 8 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

                Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on page 2 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 1 through 27 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

                Refer to the consolidated financial statements and supplementary data included on pages 28 through 61 of the 2008 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statements and Schedules on page 46.)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 58 of the 2008 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statements and Schedules attached.

                (3) Exhibits.  See Exhibit Index on pages 57-58.

(b)           Exhibits.  See Exhibit Index on pages 57-58.

(c)                                  Financial Statement Schedules.  The schedules included on attached pages 48 through 56 as required by Regulation S-X are excluded from the Company’s 2008 Financial Report to Shareholders.  See Index to Financial Statements and Schedules on page 46.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2008 Financial Report to Shareholders.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
Joseph E. Dondanville
Senior Vice President, Chief Financial Officer

Date:	February 25, 2009

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 25, 2009

By:	/s/Joseph E. Dondanville
Joseph E. Dondanville, Senior Vice President
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 25, 2009

By:	/s/Gerald D. Stephens
Gerald D. Stephens, Director

Date:	February 25, 2009

By:	/s/Kaj Ahlmann
Kaj Ahlmann, Director

Date:	February 25, 2009

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 25, 2009

By:	/s/John T. Baily
John T. Baily, Director

Date:	February 25, 2009

By:	/s/Richard H. Blum
Richard H. Blum, Director

Date:	February 25, 2009

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date:	February 25, 2009

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date:	February 25, 2009

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 25, 2009

By:	/s/F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 25, 2009

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 25, 2009

By:	/s/Edward F. Sutkowski
Edward F. Sutkowski, Director

Date:	February 25, 2009

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 25, 2009

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
RLI Corp.:

Under date of February 25, 2009, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive earnings, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2008, as contained in the 2008 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2008.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included in the annual report on Form 10-K for the year ended December 31, 2008.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2009

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2008

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$6,596	$7,065	$7,065
U.S. Agencies	285,937	288,177	288,177
Mtge/ABS/CMO*	233,275	231,522	231,522
Corporate	287,557	270,164	270,164
States, political subdivisions, and revenues	423,311	427,287	427,287
Total available-for-sale	$1,236,676	$1,224,215	$1,224,215

Held-to-maturity
U.S. Government	$4,916	$5,019	$4,916
U.S. Agencies	8,960	9,916	8,960
State, political subdivisions, and revenues	25,945	26,486	25,945
Total held-to-maturity	$39,821	$41,421	$39,821

Trading
U.S. Government	$1,150	$1,312	$1,312
U.S. Agencies	0	0	0
Mtge/ABS/CMO*	6,097	5,881	5,881
Corporate	2,935	2,722	2,722
States, political subdivisions, and revenues	100	105	105
Total trading	$10,282	$10,020	$10,020

Total fixed maturities	$1,286,779	$1,275,656	$1,274,056

Equity securities, available-for-sale
Common stock
Public utilities	$30,566	$43,093	$43,093
Banks, trusts and insurance companies	11,071	14,792	14,792
Industrial, miscellaneous and all other	198,185	217,024	217,024
Total common stock	$239,822	$274,909	$274,909

Preferred Stock
Perpetual Preferred Stock	$4,932	$4,815	$4,815
Redeemable Preferred Stock	6,529	7,066	7,066
Total preferred stock	$11,461	$11,881	$11,881

Total equity securities	$251,283	$286,790	$286,790

Short-term investments	$97,982	$97,982	$97,982

Total investments	$1,636,044	$1,660,428	$1,658,828

*Mortgage-backed, asset-backed & collaterialzed mortgage obligations.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2008	2007
ASSETS

Cash	$375	$1
Short-term investments, at cost which approximates fair value	2,667	466
Investments in subsidiaries/investees, at equity value	795,211	863,744
Fixed income:
Available-for-sale, at fair value (amortized cost - $28,735 in 2008 and $30,013 in 2007)	28,925	30,293
Property and equipment, at cost, net of accumulated depreciation of $1,839 in 2008 and $1,570 in 2007	5,531	5,772
Deferred debt costs	540	647
Other assets	777	996
Total assets	$834,026	$901,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$2,964	$7,235
Dividends payable	6,109	5,561
Income taxes payable—current	1,244	82
Income taxes payable—deferred	12,204	11,255
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	624	637
Total liabilities	$125,872	$127,497

Shareholders’ equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 32,106,085 shares in 2008 and 31,869,596 shares in 2007)	$32,106	$31,870
Paid in capital	196,989	192,446
Accumulated other comprehensive earnings, net of tax	15,130	95,701
Retained earnings	807,195	749,767
Deferred compensation	8,312	7,980
Treasury shares at cost (10,631,656 shares in 2008 and 9,714,456 shares in 2007)	(351,578)	(303,342)
Total shareholders’ equity	$708,154	$774,422
Total liabilities and shareholders’ equity	$834,026	$901,919

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2008	2007	2006
Net investment income	$1,739	$1,649	$913
Net realized investment gains	72	364	24,417
Equity in earnings of unconsolidated investees	4,844	7,315	13,702
Selling, general and administrative expenses	(6,853)	(9,474)	(8,070)
Interest expense on debt	(6,046)	(6,040)	(6,040)
Earnings (loss) before income taxes	(6,244)	(6,186)	24,922
Income tax expense (benefit)	(5,750)	(2,665)	7,477
Net earnings (loss) before equity in net earnings of subsidiaries	(494)	(3,521)	17,445
Equity in net earnings of subsidiaries	79,170	179,388	117,194
Net earnings	$78,676	$175,867	$134,639
Other comprehensive earnings (loss), net of tax
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(33)	$322	$837
Less: reclassification adjustment for gains included in net earnings	(25)	(140)	(2,896)
Other comprehensive earnings (loss)-parent only	(58)	182	(2,059)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(80,513)	(9,626)	24,419
Other comprehensive earnings (loss)	(80,571)	(9,444)	22,360
Comprehensive earnings (loss)	$(1,895)	$166,423	$156,999

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2008	2007	2006
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(494)	$(3,521)	$17,445
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment gains	(72)	(364)	(24,417)
Depreciation	269	267	261
Other items, net	2,823	1,258	(695)
Change in:
Affiliate balances payable	(4,271)	5,565	(822)
Federal income taxes	7,193	(4,794)	6,656
Stock option excess tax benefit	(4,929)	(2,042)	(2,930)
Changes in investment in unconsolidated investees:
Undistributed earnings	(4,844)	(7,315)	(13,702)
Dividends received	3,960	5,940	16,500
Net cash provided by (used in) operating activities	(365)	(5,006)	(1,704)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	(30,932)	(47,376)	0
Equity securities, available-for-sale	0	0	(64,180)
Short-term investments, net	(4,700)	0	(33,502)
Property and equipment	(28)	(15)	(20)
Sale of:
Fixed income, available-for-sale	0	7,410	0
Equity securities, available-for-sale	0	0	106,353
Short-term investments, net	0	33,784	0
Investment in unconsolidated investee	0	0	32,499
Call or maturity of:
Fixed income, available-for-sale	32,225	10,000	0
Cash dividends received-subsidiaries	70,000	149,722	10,928
Net cash provided by (used in) investing activities	66,565	153,525	52,078
Cash flows from financing activities
Stock option excess tax benefit	4,929	2,042	2,930
Proceeds from stock option exercises	(150)	2,952	3,254
Treasury shares purchased	(47,904)	(131,827)	(37,600)
Cash dividends paid	(22,701)	(21,699)	(19,007)
Net cash used in financing activities	(65,826)	(148,532)	(50,423)
Net (decrease) increase in cash	374	(13)	(49)
Cash at beginning of year	1	14	63
Cash at end of year	$375	$1	$14

Interest paid on outstanding debt for 2008, 2007, and 2006 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2008, 2007, and 2006

					Incurred Losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	Acquisition	and settlement	premiums,	Premiums	expenses
Segment	Costs	expenses, gross	gross	Earned	current year

Year ended December 31, 2008

Casualty segment	$31,685	$1,035,309	$193,984	$313,481	$220,442
Property segment	23,304	101,154	95,777	146,863	80,638
Surety segment	23,531	22,848	45,409	68,420	8,432

RLI Insurance Group	$78,520	$1,159,311	$335,170	$528,764	$309,512

Year ended December 31, 2007

Casualty segment	$35,141	$1,064,966	$216,589	$343,402	$223,352
Property segment	21,648	99,668	97,046	138,367	62,394
Surety segment	22,093	27,544	41,887	62,709	10,301

RLI Insurance Group	$78,882	$1,192,178	$355,522	$544,478	$296,047

Year ended December 31, 2006

Casualty segment	$33,958	$1,153,509	$241,900	$348,217	$217,956
Property segment	19,808	117,950	107,246	122,581	70,452
Surety segment	20,051	47,318	38,665	59,540	11,884

RLI Insurance Group	$73,817	$1,318,777	$387,811	$530,338	$300,292

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2008, 2007, and 2006

(in thousands) Segment	Incurred losses and settlement expenses prior year	Policy acquisition costs	Other operating expenses	Net premiums written

Year ended December 31, 2008

Casualty segment	$(50,562)	$76,592	$20,501	$295,942
Property segment	(6,646)	47,491	9,568	146,089
Surety segment	(5,130)	39,237	5,138	71,425

RLI Insurance Group	$(62,338)	$163,320	$35,207	$513,456

Year ended December 31, 2007

Casualty segment	$(87,397)	$79,618	$25,967	$335,401
Property segment	(6,690)	41,841	10,253	137,419
Surety segment	(11,092)	34,151	6,015	65,943

RLI Insurance Group	$(105,179)	$155,610	$42,235	$538,763

Year ended December 31, 2006

Casualty segment	$(40,030)	$75,972	$25,926	$349,834
Property segment	(1,784)	37,590	11,335	139,061
Surety segment	(1,589)	32,214	6,356	62,641

RLI Insurance Group	$(43,403)	$145,776	$43,617	$551,536

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2008, 2007, and 2006

(in thousands) Segment	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2008

Casualty	$429,987	$111,982	$(4,524)	$313,481	-1.4%
Property	193,690	55,200	8,373	$146,863	5.7%
Surety	72,147	5,096	1,369	$68,420	2.0%

RLI Insurance Group Premiums earned	$695,824	$172,278	$5,218	$528,764	1.0%

2007

Casualty	$484,996	$144,502	$2,908	$343,402	0.8%
Property	214,724	77,874	1,517	$138,367	1.1%
Surety	66,174	4,769	1,304	$62,709	2.1%

RLI Insurance Group Premiums earned	$765,894	$227,145	$5,729	$544,478	1.1%

2006

Casualty	$510,840	$165,813	$3,190	$348,217	0.9%
Property	214,909	94,428	2,100	$122,581	1.7%
Surety	63,155	4,307	692	$59,540	1.2%

RLI Insurance Group Premiums earned	$788,904	$264,548	$5,982	$530,338	1.1%

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007, and 2006

(in thousands)	Balance at beginning of period	Amounts charged to expense	Amounts recovered (written off)	Balance at end of period

2008 Allowance for uncollectible reinsurance	$31,421	$1,416	$(3,626)	$29,211

2007 Allowance for uncollectible reinsurance	$36,558	$6,773	$(11,910)	$31,421

2006 Allowance for uncollectible reinsurance	$36,855	$2,092	$(2,389)	$36,558

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2008, 2007, and 2006

(in thousands)	Deferred Policy	Claims and	Unearned	Net	Net
Affiliation with	Acquisition	Claim Adjustment	Premiums,	Premiums	Investment
Registrant (1)	Costs	Expense Reserves	Gross	Earned	Income

2008	$78,520	$1,159,311	$335,170	$528,764	$78,986
2007	$78,882	$1,192,178	$355,522	$544,478	$78,901
2006	$73,817	$1,318,777	$387,811	$530,338	$71,325

	Claims and Claim Adjustment
	Expenses Incurred Related to:		Amortization	Paid Claims and	Net
	Current	Prior	of Deferred	Claim Adjustment	Premiums
	Year	Year	Acquisition Costs	Expenses	Written

2008	$309,512	$(62,338)	$163,320	$213,075	$513,456
2007	$296,047	$(105,179)	$155,610	$209,046	$538,763
2006	$300,292	$(43,403)	$145,776	$202,440	$551,536

(1)          Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 47 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2008.

3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8-K filed November 18, 2008.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the Company’s Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.2	RLI Corp. Incentive Stock Option Plan	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637.

10.3	Directors’ Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended	Attached as Exhibit 10.5.

10.6	RLI Corp. Executive Deferred Compensation Plan, as amended	Attached as Exhibit 10.6.

10.7	Key Employee Excess Benefit Plan, as amended	Attached as Exhibit 10.7.

10.8	RLI Corp. Omnibus Stock Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

10.9	RLI Incentive Compensation Plan, as amended	Attached as Exhibit 10.9.

11.0	Statement re: computation of per share earnings	Refer to the Note 1P, “Earnings per share,” on page 37 of the 2008 Financial Report to Shareholders, attached as Exhibit 13.

13.0	2008 Financial Report to Shareholders	Attached as Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page
21.1	Subsidiaries of the Registrant	Page 59

23.1	Consent of KPMG LLP	Page 60

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 61

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 62

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 63

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 64