Form 10-Q
period 2009-03-31
RLI CORP
filed 2009-04-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2009, the number of shares outstanding of the registrant’s Common Stock was 21,614,822.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period
	Ended March 31,
(in thousands, except per share data)	2009	2008

Net premiums earned	$125,682	$135,965
Net investment income	17,703	19,258
Net realized investment gains (losses)	(33,528)	3,741
	109,857	158,964
Losses and settlement expenses	61,221	69,265
Policy acquisition costs	41,013	41,746
Insurance operating expenses	8,262	10,290
Interest expense on debt	1,512	1,827
General corporate expenses	1,628	2,104
	113,636	125,232
Equity in earnings of unconsolidated investees	1,398	2,229
Earnings (Loss) before income taxes	(2,381)	35,961
Income tax expense (benefit)	(565)	10,502
Net earnings (loss)	$(1,816)	$25,459

Other comprehensive earnings (loss), net of tax	3,578	(18,826)
Comprehensive earnings	$1,762	$6,633

Earnings per share:
Basic:

Basic net earnings (loss) per share	$(0.08)	$1.16
Basic comprehensive earnings per share	$0.08	$0.30

Diluted:

Diluted net earnings (loss) per share	$(0.08)	$1.14
Diluted comprehensive earnings per share	$0.08	$0.30

Weighted average number of common shares outstanding
Basic	21,557	21,899
Diluted	21,557	22,281

Cash dividends declared per common share	$0.26	$0.23

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,245,236	$1,224,215
Held-to-maturity, at amortized cost	36,644	39,821
Trading, at fair value	8,053	10,020
Equity securities, at fair value	193,855	286,790
Short-term investments, at cost	180,687	97,982
Total investments	1,664,475	1,658,828
Accrued investment income	15,842	17,226
Premiums and reinsurance balances receivable	95,112	92,149
Ceded unearned premium	62,369	65,977
Reinsurance balances recoverable on unpaid losses	356,703	350,284
Deferred policy acquisition costs	76,086	78,520
Property and equipment	20,786	21,565
Income taxes-deferred	21,489	24,141
Investment in unconsolidated investees	40,118	38,697
Goodwill	26,214	26,214
Other assets	17,723	45,800
TOTAL ASSETS	$2,396,917	$2,419,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,174,598	$1,159,311
Unearned premiums	318,776	335,170
Reinsurance balances payable	25,302	30,224
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	18,894	32,894
Other liabilities	47,624	53,648
TOTAL LIABILITIES	$1,685,194	$1,711,247

Shareholders’ Equity
Common stock ($1 par value)
(32,140,906 shares issued at 3/31/09)
(32,106,085 shares issued at 12/31/08)	32,141	32,106
Paid-in capital	203,856	196,989
Accumulated other comprehensive earnings	18,708	15,130
Retained earnings	799,761	807,195
Deferred compensation	7,843	8,312
Less: Treasury shares at cost
(10,528,284 shares at 3/31/09)	(350,586)	(351,578)
(10,631,656 shares at 12/31/08)
TOTAL SHAREHOLDERS’ EQUITY	711,723	708,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,396,917	$2,419,401

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Period Ended March 31,
(in thousands)	2009	2008

Net cash provided by operating activities	$3,961	$48,085
Cash Flows from Investing Activities
Investments purchased	(178,486)	(196,261)
Investments sold	105,725	22,745
Investments called or matured	118,776	149,664
Net change in short-term investments	(51,760)	9,997
Net property and equipment purchased	(59)	(797)
Net cash used in investing activities	$(5,804)	$(14,652)

Cash Flows from Financing Activities
Cash dividends paid	$(5,582)	$(5,095)
Payment on short-term debt	—	(27,975)
Proceeds from issuance of short-term debt	—	28,148
Stock option plan share issuance	1,498	1,108
Excess tax benefit from exercise of stock options	181	87
Treasury shares reissued	5,746	—
Treasury shares purchased	—	(29,706)
Net cash provided by (used in) financing activities	$1,843	$(33,433)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at March 31	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2009 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

SFAS No. 141(R), “Business Combinations” (SFAS 141(R))

On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) 141(R), “Business Combinations,” which replaces SFAS 141, “Business Combinations.”  Assets and liabilities that arose from business combinations which occurred prior to the adoption of SFAS 141(R) are not adjusted upon the adoption of SFAS 141(R). Among other things, SFAS 141(R) broadens the scope of SFAS 141 to include all transactions where an acquirer obtains control of one or more other businesses. SFAS 141(R) retains the guidance to recognize intangible assets separately from goodwill and requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain contractual contingencies, be measured at their acquisition date fair values. SFAS 141(R) requires most acquisition and restructuring—related costs to be expensed as incurred. Step acquisitions, once control is acquired, are to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree. SFAS 141(R) also replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The provisions of SFAS 141(R) are effective for fiscal years beginning after December 15, 2008. The adoption had no impact on our financial position or results of operations. We will apply the provisions of SFAS No. 141(R) as applicable.

FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3)

FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” became effective January 1, 2009. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles. This new guidance applies to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The implementation of FSP 142-3 did not have a significant impact on our financial position or results of operations.

FSP No. 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8)

FSP 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” became effective in the first quarter of fiscal 2009. FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The adoption did not impact our financial position or results of operations.

C.             STATE REGULATION

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

D.            INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at March 31, 2009 and December 31, 2008.  Annual impairment testing was performed during the second quarter of 2008, pursuant to the requirements of SFAS 142.  Based upon this review, this asset was not impaired.  As of March 31, 2009, there are no indications of impairment.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2009			Ended March 31, 2008
(in thousands, except	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common shareholders	$(1,816)	21,557	$(0.08)	$25,459	21,899	$1.16
Effect of Dilutive Securities
Stock Options	—	—		—	382

Diluted EPS
Income (loss) available to common shareholders	$(1,816)	21,557	$(0.08)	$25,459	22,281	$1.14

2.         INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2008 Annual Report on Form 10-K, we present our investments in the above classes as either available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined by FAS 157.

The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2009 and December 31, 2008. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of March 31, 2009 and December 31, 2008, unrealized losses, as shown in the following tables, were 3% and 4%, respectively, of total invested assets.  Unrealized losses have decreased in 2009, as we have decreased our allocation to equities and hold more short-term investments, and as a result of impairment charges recorded in the three months ended March 31, 2009.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2009

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$43,737	$—	$43,737
Cost or Amortized Cost	44,006	—	44,006
Unrealized Loss	(269)	—	(269)

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO*
Fair value	$13,477	$32,188	$45,665
Cost or Amortized Cost	14,098	37,405	51,503
Unrealized Loss	(621)	(5,217)	(5,838)

Corporate
Fair value	$98,088	$58,257	$156,345
Cost or Amortized Cost	105,677	68,867	174,544
Unrealized Loss	(7,589)	(10,610)	(18,199)

States, political subdivisions & revenues
Fair value	$62,400	$49,393	$111,793
Cost or Amortized Cost	63,343	50,733	114,076
Unrealized Loss	(943)	(1,340)	(2,283)

Subtotal, debt securities
Fair value	$217,702	$139,838	$357,540
Cost or Amortized Cost	227,124	157,005	384,129
Unrealized Loss	(9,422)	(17,167)	(26,589)

Common Stock
Fair value	$54,724	$1,885	$56,609
Cost or Amortized Cost	69,886	2,407	72,293
Unrealized Loss	(15,162)	(522)	(15,684)

Total
Fair value	$272,426	$141,723	$414,149
Cost or Amortized Cost	297,010	159,412	456,422
Unrealized Loss	(24,584)	(17,689)	(42,273)

* Asset-backed & collateralized mortgage obligations.

This table excludes $8 million in fair value securities classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2008

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$34,955	$—	$34,955
Cost or Amortized Cost	35,379	—	35,379
Unrealized Loss	(424)	—	(424)

Mortgage-backed
Fair value	$62	$—	$62
Cost or Amortized Cost	62	—	62
Unrealized Loss	—	—	—

ABS/CMO *
Fair value	$38,489	$16,721	$55,210
Cost or Amortized Cost	41,707	19,495	61,202
Unrealized Loss	(3,218)	(2,774)	(5,992)

Corporate
Fair value	$135,865	$32,737	$168,602
Cost or Amortized Cost	149,935	38,707	188,642
Unrealized Loss	(14,070)	(5,970)	(20,040)

States, political subdivisions & revenues
Fair value	$133,515	$13,250	$146,765
Cost or Amortized Cost	137,660	13,970	151,630
Unrealized Loss	(4,145)	(720)	(4,865)

Subtotal, debt securities
Fair value	$342,886	$62,708	$405,594
Cost or Amortized Cost	364,743	72,172	436,915
Unrealized Loss	(21,857)	(9,464)	(31,321)

Common Stock
Fair value	$83,406	$11,912	$95,318
Cost or Amortized Cost	106,540	16,076	122,616
Unrealized Loss	(23,134)	(4,164)	(27,298)

Preferred Stock
Fair value	$2,613	$—	$2,613
Cost or Amortized Cost	2,871	—	2,871
Unrealized Loss	(258)	—	(258)

Total
Fair value	$428,905	$74,620	$503,525
Cost or Amortized Cost	474,154	88,248	562,402
Unrealized Loss	(45,249)	(13,628)	(58,877)

* Asset-backed & collateralized mortgage obligations.

This table excludes $10 million in fair value securities classified as trading.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$305,714	$288,267	$(17,447)	65.6%
2	BBB	Baa	74,419	65,813	(8,606)	32.4%
3	BB	Ba	3,996	3,460	(536)	2.0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$384,129	$357,540	$(26,589)	100.0%

The fixed income securities rated NAIC 3 are Wm. Wrigley Jr. Co. bonds that mature in 2015.  In October 2008, Mars, Inc. completed its acquisition of Wrigley.  Subsequently, these bonds are no longer rated by the major rating agencies.  These securities continue to pay the expected coupon payments under the contractual terms of the securities.

The fixed income portfolio contained 187 unrealized loss positions as of March 31, 2009. The $26.6 million in associated unrealized losses for these 187 securities is 2.1% of the fixed income portfolio’s cost basis. Of these 187 securities, 77 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $17.2 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  With respect to those fixed income securities which fall under the provisions of EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, all of our securitized financial assets are of a high credit quality and it is not probable that contractual cash flows will not be collected.  The fixed income unrealized losses can primarily be attributed to the continued turbulent economic conditions and the subsequent impact of credit spreads widening.  We continually monitor the credit quality of our fixed income investments to gauge our ability to be repaid principal and interest. We consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

1.          Changes in technology that may impair the earnings potential of the investment,

2.          The discontinuance of a segment of the business that may affect the future earnings potential,

3.          Reduction or elimination of dividends,

4.          Specific concerns related to the issuer’s industry or geographic area of operation,

5.          Significant or recurring operating losses, poor cash flows, and/or deteriorating liquidity ratios, and

6.          Downgrade in credit quality by a major rating agency.

As of March 31, 2009, we held 28 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $15.7 million. Of the 28 common stock positions that were in an unrealized loss position, one has been in an unrealized loss position for more than 12 consecutive months. This security represents $0.5 million in unrealized losses.  As part of our evaluation of the securities in an unrealized loss position and the potential for recovery in a reasonable period of time, we specifically review equity securities with unrealized losses as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves. Securities for which the company has the ability and intent to hold at least until the investment impairment is recovered given the future prospects of the issuers, and securities with any unrealized losses due primarily to temporary market and/or sector-related factors other than issuer specific factors, are generally not considered other-than-temporarily impaired.

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

To measure fair value, we obtain quoted market prices based on observable inputs for our investment securities.  If a quoted market price is not available, we use quoted market prices based on observable inputs of similar securities.

Assets measured at fair value on a recurring basis are summarized below:

	As of March 31, 2009
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$8,053	$—	$8,053
Available-for-sale securities	193,855	1,245,236	—	1,439,091
Total	$193,855	$1,253,289	$—	$1,447,144

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

FASB Approves Updates to Fair Value Measurements and Temporary Impairments

On April 9, 2009, the FASB issued three related Staff Positions to clarify the guidance in Statement 157 for fair value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.  The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

We have elected to defer adoption until the second quarter; however, we do not believe it will result in a significant difference to our current other-than-temporary impairment review or fair value measurements.

4.         STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the executive resources committee and the board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 965,850 stock options under this plan, including 17,750 thus far in 2009.

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

The following tables summarize option activity for the periods ended March 31, 2009 and 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	17,750	$56.64
Options exercised	(39,747)	$28.36		$1,025
Options canceled/forfeited	(9,060)	$52.18
Outstanding options at March 31, 2009	1,398,071	$43.89	6.43	$8,829
Exercisable options at March 31, 2009	818,960	$37.66	5.01	$10,267

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	10,500	$55.41
Options exercised	(25,285)	$24.15		$734
Options canceled/forfeited	(1,260)	$53.45
Outstanding options at March 31, 2008	1,589,207	$36.65	5.67	$20,533
Exercisable options at March 31, 2008	1,184,906	$30.78	4.61	$22,268

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2009, 17,750 options were granted with an average exercise price of $56.64 and an average fair value of $16.41.  We recognized $0.6 million of expense in the first three months of 2009 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the first three months of 2009 related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $3.9 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2009	2008
Weighted-average fair value of grants	$16.41	$13.25
Risk-free interest rates	2.18%	3.13%
Dividend yield	1.60%	1.62%
Expected volatility	26.92%	21.78%
Expected option life	7.12 years	6.34 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Period
	Ended March 31,
	REVENUES
	2009	2008
Casualty	$70,690	$82,000
Property	37,192	37,786
Surety	17,800	16,179

Net premiums earned	$125,682	$135,965

Net investment income	17,703	19,258
Net realized gains (losses)	(33,528)	3,741

Total consolidated revenue	$109,857	$158,964

	NET EARNINGS
	2009	2008
Casualty	$6,003	$(635)
Property	6,200	12,379
Surety	2,983	2,920

Net Underwriting Income	$15,186	$14,664

Net investment income	17,703	19,258
Net realized gains (losses)	(33,528)	3,741
General corporate expense and interest on debt	(3,140)	(3,931)
Equity in earnings of unconsolidated investee	1,398	2,229

Total earnings (loss) before income taxes	$(2,381)	$35,961
Income tax expense (benefit)	(565)	10,502

Total net earnings (loss)	$(1,816)	$25,459

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period
	Ended March 31,
(in thousands)	2009	2008

Casualty
General liability	$30,729	$38,183
Commercial and personal umbrella	15,988	16,225
Commercial transportation	10,795	12,125
Specialty programs	6,884	7,656
Executive coverages	3,653	3,294
Other	2,641	4,517
Total	$70,690	$82,000

Property
Commercial property	$19,968	$23,861
Marine	13,053	10,882
Other property	4,171	3,043
Total	$37,192	$37,786

Surety	$17,800	$16,179
Grand Total	$125,682	$135,965

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

The foundation of our overall business strategy is to underwrite for profit in all marketplaces. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio, and long-term appreciation in our equity portfolio.  Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly rated, investment grade securities to protect invested assets. Regular underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Private equity investments, primarily our minority ownership in Maui Jim, Inc. (Maui Jim), have also enhanced overall returns. We have a diversified investment portfolio and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property, and surety. Growth is measured in terms of gross premiums written and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components. The combined ratios represent the income generated from our underwriting segments.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, multi-peril program business, and other specialty coverages. In addition, we provide employers’ indemnity and in-home business owners coverage. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment may also be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment primarily underwrites commercial fire, earthquake, difference in conditions, marine, facultative reinsurance, and in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by limiting the total policy limits written in a particular region, by purchasing reinsurance, and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical, and refining industries. We offer miscellaneous bonds, including license and permit, notary, and court bonds.  We also offer fidelity and crime coverage for commercial insureds and select financial institutions.  Often, our surety coverages involve a statutory requirement for bonds.  While these bonds have maintained a relatively low loss ratio, losses may fluctuate due to adverse economic conditions that may affect the financial viability of an insured. The contract surety marketplace guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions or the deterioration of a contractor’s financial condition. As such, this line has historically produced marginally higher loss ratios than other surety lines.

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

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers.  These measures are underwriting income, gross premiums written, net premiums written, combined ratios, and net unpaid loss and settlement expenses.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 5 to the financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

Net premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It provides some indication of profit potential subject to our expenses and loss costs.

Combined ratios

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

Due to inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability may be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved — favorable and unfavorable.The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable developments of loss reserves in the results of operations in the period the estimates are changed.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2009, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for mix and price change and loss cost inflation. The initial loss and ALAE ratios also reflect some provision for estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk, include those exhibiting, but not limited to, the following characteristics:

•	significant changes in underlying policy terms and conditions,
•	a new business or one experiencing significant growth and/or high turnover,
•	small volume or lacking internal data requiring significant reliance on external data,
•	longer emergence patterns with exposures to latent unforeseen mass tort,
•	high severity and/or low frequency,
•	operational processes undergoing significant change, and/or
•	high sensitivity to significant swings in loss trends or economic change.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of March 31, 2009.

Investment Valuation and Other-Than-Temporary Impairment

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

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

We regularly evaluate our fixed income and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the factors we consider for determining if a security is other-than-temporarily impaired:

•	The length of time and the extent to which the fair value has been less than cost;
•	The probability of significant adverse changes to the cash flows on a fixed income investment;
•

The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation or the issuer is seeking protection from creditors under the bankruptcy laws, or the issuer is proposing a voluntary reorganization which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	The probability that we will not receive all contractual or estimated cash flows in the form of principal and interest.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the fixed income securities to maturity or the equity securities until forecasted recovery. In addition, we consider price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that we consider in the evaluation of credit quality include:

•	changes in technology that may impair the earnings potential of the investment,
•	the discontinuance of a segment of the business that may affect the future earnings potential,
•	reduction or elimination of dividends,
•	specific concerns related to the issuer’s industry or geographic area of operation,
•	significant or recurring operating losses, poor cash flows, and/or deteriorating liquidity ratios, and
•	downgrade in credit quality by a major rating agency.

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

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings, A.M. Best and S&P rating developments, and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2008 Annual Report on Form 10-K.

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

Since there is no absolute assurance that these assets will be ultimately realized, management reviews our deferred tax positions to determine if it is more likely than not that the assets will be realized. Periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the periodic review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered and thereby the applicable tax rates. These estimates are subject to change based on the circumstances.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and have not changed significantly since the adoption of FIN 48. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in tax expense.

THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Consolidated revenues, as displayed in the table that follows, totaled $120.0 million for the first three months of 2009 compared to $159.0 million for the same period in 2008.

	For the Three-Month Period
	Ended March 31,
	2009	2008
Consolidated revenues (in thousands)
Net premiums earned	$125,682	$135,965
Net investment income	17,703	19,258
Net realized investment gains (losses)	(33,528)	3,741
Total consolidated revenue	$109,857	$158,964

Consolidated revenue for the first three months of 2009 decreased $49.1 million, or 31%, from the same period in 2008.  Net premiums earned for the Group decreased 8% from 2008 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 8% to $17.7 million due to changes in asset allocation and a lower interest rate environment.  We realized net losses of $33.5 million in the first three months of 2009, compared to net gains of $3.7 million in the first three months of 2008.  Investment losses in 2009 relate primarily to the continued unease in the financial system and overall market volatility.

A net after-tax loss for the first three months of 2009 totaled $1.8 million, -$0.08 per diluted share, compared to net after-tax earnings of $25.5 million, $1.14 per diluted share, for the same period in 2008 due to the increase in realized net losses for the quarter.  In the first quarter of 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $7.4 million. There was no reserve development recorded in the first quarter of 2008.  Bonus and profit sharing-related expenses related to these specific items totaled $0.8 million in 2009. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first three months of 2009, equity in earnings of unconsolidated investee totaled $1.4 million from Maui Jim, Inc. (Maui Jim).  The first three months of 2008 reflected $2.2 million in Maui Jim income.  Maui Jim, a producer of premium sunglasses, has been affected by the slowdown in economic conditions and the ensuing effect on consumer discretionary spending.

Results for the first three months of 2009 included pretax realized losses of $33.5 million, compared to pretax realized gains of $3.7 million, for the same period last year.  The majority of our realized losses relate to impairments of equity securities as well as a position in a market related exchange traded fund which was liquidated.  Of the realized losses, $23.2 million represents losses not yet realized through sale as of March 31, 2009.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $1.8 million, $0.08 per diluted share, for the first three months of 2009, compared to comprehensive earnings of $6.6 million, $0.30 per diluted share, for the same period in 2008. Unrealized gains, net of tax, for the first three months of 2009 were $3.6 million, compared to unrealized losses of $18.8 million for the same period in 2008.  Given the current economic environment and continued market volatility, we have reduced our equity exposures and are currently holding higher than normal short-term investments. Through March 31, 2009, the equity portfolio returned -14.3% resulting in unrealized losses.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $148.4 million for the first three months of 2009 from $161.0 million for the same period of 2008, as the continued decline in casualty writings served to offset growth in writings from property and surety.  Underwriting income for the Group increased slightly to $15.2 million for the first three months of 2009.  Underwriting income for 2009 included $7.4 million in favorable development on prior accident years’ loss and hurricane reserves.  There was no reserve development recorded in 2008 results.  The GAAP combined ratio totaled 87.9 in 2009, compared to 89.2 in 2008.  The decrease in combined ratio was attributable to a decrease in the Group’s loss ratio. The Group’s loss ratio decreased to 48.7 for 2009, compared to 50.9 for 2008 due to the favorable development in 2009 on prior accident years’ loss and hurricane reserves, as discussed above.

	For the Three-Month Period
	Ended March 31,
	2009	2008
Gross premiums written (in thousands)
Casualty	$79,872	$101,016
Property	48,005	41,993
Surety	20,560	18,014
Total	$148,437	$161,023

Underwriting income (loss) (in thousands)
Casualty	$6,003	$(635)
Property	6,200	12,379
Surety	2,983	2,920
Total	$15,186	$14,664

Combined ratio
Casualty	91.5	100.7
Property	83.4	67.3
Surety	83.3	81.9
Total	87.9	89.2

Casualty

Gross premiums written for the casualty segment totaled $79.8 million for the first three months of 2009, a decrease of $21.1 million, or 21%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest growth contributor over the past several years, recorded gross premiums written of $31.9 million, a decrease of $7.6 million, or 19%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The significant reduction in construction activity, along with continued rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $3.9 million for 2009, a decrease of $4.8 million, or 55%, from the first three months of 2008, as we re-underwrite this book of business.  Our deductible buy-back program, which was written through an individual producer, declined $4.9 million from the same period last year as we discontinued the program in late 2008. As the casualty market continues to soften, we will remain focused on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment recorded underwriting income of $6.0 million, compared to an underwriting loss of $0.6 million for the same period last year.  Results for 2009 included favorable development on prior years’ loss reserves.  Products affected were general liability, transportation and executive products.  Due to positive emergence, we released reserves which improved the segment’s underwriting results by $10.2 million.  Overall, the combined ratio for the casualty segment was 91.5 for 2009 compared to 100.7 in 2008. The segment’s loss ratio was 60.0 in 2009 compared to 69.6 in 2008, primarily driven by the aforementioned favorable development on prior accident years. As described in our 2008 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  For 2009, we anticipated continued rate declines.  While favorable loss trends have partially mitigated the impact, the continued

decline in rate has resulted in increased loss ratio estimates for the 2009 accident year.  The expense ratio for the casualty segment was 31.5 for the first three months of 2009 compared to 31.1 for the same period of 2008.

Property

Gross premiums written for the Group’s property segment totaled $48.0 million for the first three months of 2009, an increase of $6.0 million, or 14%, from the same period last year.  Our domestic fire book recorded gross premiums written of $18.7 million, an increase of $1.7 million, or 10%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written increased $1.2 million, or 13%, to $10.9 million for the first three months of 2009.  We saw modest rate increases in both of these lines with fire rates advancing 5% and DIC rates up in excess of 10%.  Our marine division recorded $13.2 million in gross premiums written during the first three months of 2009, an increase of $1.8 million, or 16%, from the same period last year. In addition, our facultative reinsurance division, launched in 2007, grew $1.5 million, or 238%, to $2.2 million for the first three months of 2009.  Overall, the property segment is benefiting from a firmer rate environment.

Underwriting income for the segment was $6.2 million for the first three months of 2009, compared to $12.4 million for the same period in 2008.  Results for 2009 include unfavorable loss development on prior accident years for our marine division.  This development is attributable to two coverages — Hull and Protection and Indemnity, for which underwriting action was initiated during the latter half of 2008.  Due to this development, during the first three months of 2009, we increased IBNR reserves for those coverages.  This negatively impacted the segment’s underwriting results by $3.9 million.  However, results for 2009 were positively impacted by $0.4 million of favorable development on 2008 hurricane reserves and $0.7 million of favorable development on reserves for our construction business which is now in run-off. 2008 results for the first three months do not include any development.

Segment results for 2009 translate into a combined ratio of 83.4, compared to 67.3 for the same period last year. The segment’s loss ratio increased to 41.3 from 25.2 in 2008, due to the aforementioned IBNR adjustment in 2009 and an overall lack of loss activity in 2008.  From an expense standpoint, the segment’s expense ratio for both periods was 42.1.

Surety

The surety segment recorded gross premiums written of $20.6 million for the first three months of 2009, an increase of $2.5 million, or 14%, from the same period last year.  Premium growth was experienced across fidelity, contract and miscellaneous lines.  Our fidelity division, which launched in September 2008, added gross premiums written of $2.5 million in the first three months of 2009.  The segment recorded underwriting income of $3.0 million, compared to $2.9 million for the same period last year.

The combined ratio for the surety segment totaled 83.3 in 2009, versus 81.9 for the same period in 2008.  The segment’s loss ratio was 19.5 for 2009, compared to 16.4 for 2008.  The expense ratio decreased slightly to 63.8 compared to 65.5 for the same period last year as acquisition costs rose in prior year with the addition of underwriters and expansion efforts.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

In the first quarter of 2009, the capital markets remained highly volatile.  While we have seen stronger liquidity and improved pricing in the fixed income markets, economic conditions have not supported a significant improvement in the equity markets.  As such, and as evidenced in our investment allocation table below, we have continued to reduce our equity exposures in an attempt to reduce the volatility of our portfolio.

	2009		2008
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,289,933	77.5%	1,274,056	76.8%
Equity securities	193,855	11.6%	286,790	17.3%
Short-term investments	180,687	10.9%	97,982	5.9%
Total	1,664,475	100.0%	1,658,828	100.0%

During the quarter, we eliminated all our positions in preferred stocks, real estate investment trusts (REITs), and our high yield municipal bond mutual fund.  Given further market declines, and the elimination of these equity positions, our equity allocation has been reduced to 11.6%.

Given the economic uncertainties and continued market volatility, we believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first three months of 2009, net investment income decreased by 8.1% over that reported for the same period in 2008.  The decrease in investment income is a result of our eliminating higher yielding equity securities including preferred stock, the high-yield municipal bond fund, and REITs.  These securities were deemed other-than-temporarily impaired during the second half of 2008.  The proceeds are now held in short-term investments yielding substantially less than the equity securities previously held.  In addition, short-term rates have substantially declined as a result of the Federal Reserve cutting short-term rates to near 0%.

The average annual yields on our fixed income investments (excluding short-term investments) for the first three months of 2009 and 2008 were as follows:

	2009	2008
Pretax Yield
Taxable	5.51%	5.43%
Tax-Exempt	3.97%	3.97%
After-tax yield
Taxable	3.58%	3.53%
Tax-Exempt	3.76%	3.76%

The fixed income portfolio increased by $15.9 million during the first three months of 2009.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.1%.  The equity portfolio had a total return of -14.3% during the first three months of 2009.  Our equity portfolio declined by $92.9 million during the first three months of 2009, to $193.9 million.  The decline was due to the negative portfolio return as well as liquidating positions in preferred stocks, REITs, and our high-yield municipal bond mutual fund.

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

We realized a total of $33.5 million in net capital losses in the first three months of 2009, compared to net capital gains of $3.7 million in the first three months of 2008.  Of the total $33.5 million of net realized losses, $10.3 million represents securities which were deemed to be other-than-temporarily impaired and then subsequently sold.  The remaining $23.2 million of losses not yet realized through sale as of March 31, 2009 relates to other-than-temporary impairment charges that were taken because of changes in our intent to no longer hold the security or the anticipated recovery period was deemed unreasonable.  Of the $23.2 million, $10.2 million was related to two exchange traded funds that track the S&P 500.

We regularly review investment securities for impairment using both quantitative and qualitative criteria.  Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security.  Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the fixed income security to maturity or the equity security until forecasted recovery.

In the first quarter of 2008, there were $3.7 million in losses associated with the other-than-temporary impairment of securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of March 31, 2009, including fair value, cost basis, and unrealized gains and losses.

	3/31/2009
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$14,752	$12,730	$—	$(2,022)	$(2,022)	-13.7%
Consumer Staples	12,974	21,021	8,173	(126)	8,047	62.0%
Energy	11,171	19,279	9,142	(1,034)	8,108	72.6%
Financials	15,854	15,252	2,322	(2,924)	(602)	-3.8%
Healthcare	6,468	13,144	7,174	(498)	6,676	103.2%
Industrials	14,684	15,761	2,041	(964)	1,077	7.3%
Materials	2,153	1,879	—	(274)	(274)	-12.7%
Information Technology	12,479	16,906	4,427	—	4,427	35.5%
Telecommunications	4,408	7,942	3,534	—	3,534	80.2%
Utilities	41,980	45,092	8,483	(5,371)	3,112	7.4%
ETF	27,320	24,849	—	(2,471)	(2,471)	-9.0%
	$164,243	$193,855	$45,296	$(15,684)	$29,612	18.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of March 31, 2009, we had $460.3 million in municipal securities.  As of March 31, 2009, approximately 13% of our municipal bond portfolio maintains an ‘AAA’ rating, and 64% of our municipal bond portfolio maintains an ‘AA’ rating.

INCOME TAXES

Our effective tax rate for the first three months of 2009 was 24% compared to 29% for the same period in 2008. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first three months of 2009 is lower due to the decrease in underwriting income and the realized losses on the investment portfolio, which are taxed at 35%, relative to changes in items that are non-taxable, such as tax-exempt interest income and certain partially-taxed dividends received.

Other items, net in the table below for 2009 include $2.5 million in additional tax expense recorded to adjust our interim tax rate to our anticipated full year effective rate of 24%.  Included in pre-tax earnings were $33.5 million in realized investment losses, for which a tax benefit of 35% is applicable.  In the first quarter, however, due to the significant amount of realized losses in relation to earnings from operations, we were unable to realize the full tax benefit of these losses.  The additional tax added had the effect of reducing the tax benefit recorded on these losses from 35% to 28%.  As the year progresses and earnings from operations are recorded, we anticipate that we will be able to fully realize that benefit.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2009 and 2008 as a result of the following:

	2009		2008
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$(833)	35%	$12,586	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,440)	60%	(1,536)	-4%
Dividends received deduction	(400)	17%	(485)	-1%
Dividends paid deduction	(134)	6%	(120)	-1%
Nonrecurring tax benefit	—	0%	—	0%
Other items, net	2,242	-94%	57	0%

Total tax expense (benefit)	$(565)	24%	$10,502	29%

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

The following table summarizes cash flows for the three month periods ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Operating cash flows	$3,961	$48,085
Investing cash flows	$(5,804)	$(14,652)
Financing cash flows	$1,843	$(33,433)
Total	$—	$—

Cash flows from operating activities decreased during the first three months of 2009 compared to that reported for the same period in 2008, due to an increase in claim payments, a decrease in reinsurance receipts and the timing of certain other payments.  There were several large claims settled in the fourth quarter of 2007 on which reinsurance proceeds were received in the first quarter of 2008.  In addition, in the first three months of 2008, we collected a large amount of premium adjustments from reinsurers, on certain reinsurance treaties where actual premiums ceded were less than deposit premium required.  In 2009, amounts due on treaties with deposit premium were less and, strictly due to timing, certain amounts remain outstanding at March 31, 2009.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at March 31, 2009 was $79.5 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements.

At March 31, 2009, we had short-term investments and other investments maturing within one year of approximately $215.9 million and investments of $511.7 million maturing within five years.  As of March 31, 2009, our short-term investments were held in government funds within multiple fund families, including JPMorgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations.  Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of March 31, 2009, no amounts were outstanding on this facility.

We believe that cash generated by operations, by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to the line of credit, our highly liquid investment portfolio and additional reverse repurchase debt capacity provide additional sources of liquidity.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2009, our investment portfolio had a book value of $1.7 billion. Invested assets at March 31, 2009, increased by $5.6 million from December 31, 2008.

As of March 31, 2009, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$295,453	$298,096	$2,643	17.9%	AAA
Corporates	319,265	305,179	(14,086)	18.3%	A
Mortgage-backed	145,844	151,862	6,018	9.1%	AAA
Asset-backed	67,807	62,435	(5,372)	3.7%	AAA
Treasuries	12,508	13,014	506	0.8%	AAA
Munis	450,377	460,774	10,397	27.7%	AA
Total Fixed Income	$1,291,254	$1,291,360	$106	77.5%	AA

Equities	$164,243	$193,855	$29,612	11.6%

Short-term investments	$180,687	$180,687	$—	10.9%

Total Portfolio	$1,636,184	$1,665,902	$29,718	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  As of March 31, 2009, $5.8 million of our bond portfolio was part of a securities lending program as compared to $15.4 million at December 31, 2008.  We suspended our securities lending program in 2008 and anticipate being completely out of the program by the end of 2009.

As of March 31, 2009, our fixed income portfolio had the following rating distribution:

AAA	45.1%
AA	24.4%
A	22.0%
BBB	8.2%
NR	0.3%
Total	100.0%

Bonds shown as NR are the previously mentioned Wm. Wrigley Jr. Co. bonds.

As of March 31, 2009, the duration of the fixed income portfolio was 4.6 years. Our fixed income portfolio remained well diversified, with 730 individual issues as of March 31, 2009.

Our investment portfolio has limited exposure to structured asset-backed products. We have $19.8 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

Included in the asset-backed securities total is $1.9 million in subprime home equity exposure. We have $42.6 million in securities backed by commercial mortgages and $151.9 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities is 4% percent of our investment portfolio and our direct subprime exposure is less than one percent.

At March 31, 2009, our equity portfolio had a fair value of $193.9 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2009, our equity portfolio had a dividend yield of 3.8% compared to 2.8% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 82 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2009, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $711.7 million of shareholders’ equity. Debt outstanding comprised 14.0% of total capital as of March 31, 2009.

We paid a quarterly cash dividend of $0.26 per share on April 15, 2009, the same as the previous quarter, representing our 131st consecutive quarterly dividend. We have increased dividends for 33 straight years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2009 without prior approval is $67.8 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2008.  The total dividend paid in the first three months of 2009 was $5 million. Other dividends paid in the previous nine months totaled $30.0 million, bringing the total for the rolling 12-month period to $35.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2009, down $0.3 million from the same period in 2008.  As of March 31, 2009, outstanding debt balances totaled $100.0 million, compared to $128.1 million at March 31, 2008.  The March 31, 2009 debt balance is comprised of the $100.0 million in senior notes.  The March 31, 2008 balance consisted of the $100.0 million in senior notes and $28.1 million in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the three month periods ended March 31, 2009 and 2008:

	2009	2008
Line of Credit	NA	NA
Reverse repurchase agreements	NA	4.54%
Total short-term debt	NA	4.54%
Senior Notes	6.02%	6.02%
Total Debt	6.02%	5.69%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Historically, our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities.  We have limited exposure to both foreign currency risk and commodity risk.

Over the past six months, there were significant disruptions in the financial markets.  These market disruptions have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.

We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” over 90% rated “A” or better by at least one nationally recognized rating organization.

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

Date: April 27, 2009