Form 10-Q
period 2009-06-30
RLI CORP
filed 2009-07-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2009, the number of shares outstanding of the registrant’s Common Stock was 21,619,211.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Period
	Ended June 30,
(in thousands, except per share data)	2009	2008 (1)

Net premiums earned	$122,492	$132,295
Net investment income	16,496	19,605
Net realized investment gains	12,520	9,976
Other-than-temporary impairment losses on investments(1)	(6,766)	(1,901)
Consolidated revenue	144,742	159,975
Losses and settlement expenses	48,780	54,765
Policy acquisition costs	38,556	38,551
Insurance operating expenses	10,072	9,840
Interest expense on debt	1,513	1,718
General corporate expenses	2,042	1,920
Total expenses	100,963	106,794
Equity in earnings of unconsolidated investee	2,724	3,940
Earnings before income taxes	46,503	57,121
Income tax expense	12,423	18,471
Net earnings	$34,080	$38,650

Other comprehensive earnings (loss), net of tax	22,810	(25,339)
Comprehensive earnings	$56,890	$13,311

Earnings per share:
Basic:

Basic net earnings per share	$1.58	$1.80
Basic comprehensive earnings per share	$2.63	$0.62

Diluted:

Diluted net earnings per share	$1.57	$1.77
Diluted comprehensive earnings per share	$2.62	$0.61

Weighted average number of common shares outstanding
Basic	21,617	21,487
Diluted	21,721	21,808

Cash dividends declared per common share	$0.27	$0.25

(1) There were no OTTI losses recognized in AOCI in the periods presented.  2008 amounts were reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Period
	Ended June 30,
(in thousands, except per share data)	2009	2008 (1)

Net premiums earned	$248,174	$268,260
Net investment income	34,199	38,863
Net realized investment gains	18,661	17,449
Other-than-temporary impairment losses on investments(1)	(46,435)	(5,633)
Consolidated revenue	254,599	318,939
Losses and settlement expenses	110,001	124,030
Policy acquisition costs	79,569	80,297
Insurance operating expenses	18,334	20,130
Interest expense on debt	3,025	3,545
General corporate expenses	3,670	4,024
Total expenses	214,599	232,026
Equity in earnings of unconsolidated investee	4,122	6,169
Earnings before income taxes	44,122	93,082
Income tax expense	11,858	28,973
Net earnings	$32,264	$64,109

Other comprehensive earnings (loss), net of tax	26,388	(44,165)
Comprehensive earnings	$58,652	$19,944

Earnings per share:
Basic:

Basic net earnings per share	$1.49	$2.96
Basic comprehensive earnings per share	$2.72	$0.92

Diluted:

Diluted net earnings per share	$1.48	$2.91
Diluted comprehensive earnings per share	$2.70	$0.91

Weighted average number of common shares outstanding
Basic	21,587	21,693
Diluted	21,744	22,036

Cash dividends declared per common share	$0.53	$0.48

(1) There were no OTTI losses recognized in AOCI in the periods presented.  2008 amounts were reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,228,786	$1,224,215
Held-to-maturity, at amortized cost	127,905	39,821
Trading, at fair value	6,961	10,020
Equity securities, at fair value	216,538	286,790
Short-term investments, at cost	176,693	97,982
Total investments	1,756,883	1,658,828
Accrued investment income	16,403	17,226
Premiums and reinsurance balances receivable	92,008	92,149
Ceded unearned premium	66,724	65,977
Reinsurance balances recoverable on unpaid losses	356,977	350,284
Deferred policy acquisition costs	79,174	78,520
Property and equipment	20,174	21,565
Income taxes-deferred	—	24,141
Investment in unconsolidated investees	43,206	38,697
Goodwill	26,214	26,214
Other assets	24,922	45,800
TOTAL ASSETS	$2,482,685	$2,419,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,174,293	$1,159,311
Unearned premiums	334,507	335,170
Reinsurance balances payable	24,431	30,224
Income taxes-deferred	1,822	—
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	26,470	32,894
Other liabilities	57,560	53,648
TOTAL LIABILITIES	$1,719,083	$1,711,247

Shareholders’ Equity
Common stock ($1 par value)
(32,147,495 shares issued at 6/30/09)
(32,106,085 shares issued at 12/31/08)	32,147	32,106
Paid-in capital	204,675	196,989
Accumulated other comprehensive earnings	41,518	15,130
Retained earnings	828,005	807,195
Deferred compensation	7,703	8,312
Less: Treasury shares at cost
(10,528,284 shares at 6/30/09)	(350,446)	(351,578)
(10,631,656 shares at 12/31/08)
TOTAL SHAREHOLDERS’ EQUITY	763,602	708,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,482,685	$2,419,401

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Period
	Ended June 30,
(in thousands)	2009	2008

Net cash provided by operating activities	$61,600	$86,568
Cash Flows from Investing Activities
Investments purchased	(523,557)	(359,058)
Investments sold	192,939	69,373
Investments called or matured	318,700	240,912
Net change in short-term investments	(46,458)	21,834
Net property and equipment purchased	(274)	(4,501)
Net cash used in investing activities	$(58,650)	$(31,440)

Cash Flows from Financing Activities
Cash dividends paid	$(11,200)	$(10,068)
Payment on short-term debt	—	(56,123)
Proceeds from issuance of short-term debt	—	54,017
Stock option plan share issuance	2,323	2,181
Excess tax benefit from exercise of stock options	181	458
Treasury shares reissued	5,746	—
Treasury shares purchased	—	(45,593)
Net cash used in financing activities	$(2,950)	$(55,128)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at June 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2009 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2) which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. We adopted this FSP in the second quarter of 2009.

The FSP essentially states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

The FSP requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security and it is more-likely-than-not that the company will not be required to sell the security before recovery of its amortized cost basis.  The adoption had no impact on our financial position or results of operations.  We had no cumulative-effect adjustment upon adoption at the beginning of the second quarter given our intent to sell these securities, the majority of which were exited during the second quarter.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4)

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Our adoption of this FSP was effective April 1, 2009.  The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption did not impact our financial position or results of operations.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for the quarter ending June 30, 2009 and are included in note 2 to the unaudited condensed consolidated financial statements, “Investments”, and in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SFAS No. 165, “Subsequent Events” (SFAS 165)

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was July 27, 2009.

C.             PROSPECTIVE ACCOUNTING STANDARDS

SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS 167)

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets” and SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which update accounting for securitizations and special-purpose entities.  SFAS 166 is a revision to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. It removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to variable interest entities that are qualifying special-purpose entities.  SFAS 167 is a revision to FASB Interpretation No. 46(R) and modifies a Company’s determination of consolidating an entity that is insufficiently capitalized or is not controlled through voting or similar ownership rights.  SFAS 166 and 167 will be effective January 1, 2010, and are effective for interim periods within the first annual reporting period. Earlier application is prohibited.  We do not expect the implementation of SFAS 166 or 167 to have a significant impact on our financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the FASB Accounting Standards Codification became the single official source of authoritative, nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related literature.  Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the Securities and Exchange Commission (SEC). All other literature will be non-authoritative. The Codification does not change GAAP but instead reorganizes the U.S. GAAP pronouncements into accounting Topics, and displays all Topics using a consistent structure.  As the Codification does not change GAAP, it is not expected to have a material impact on our financial statements.  Previous references to applicable literature via our disclosures will be updated with references to the new Codification section.

D.            INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at June 30, 2009 and December 31, 2008.  Annual impairment testing was performed during the second quarter of 2009, pursuant to the requirements of SFAS 142.  Based upon this review, this asset was not impaired.  As of June 30, 2009, there are no indications of impairment.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2009			Ended June 30, 2008
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$34,080	21,617	$1.58	$38,650	21,487	$1.80
Effect of Dilutive Securities
Stock Options	—	104		—	321

Diluted EPS
Income available to common shareholders	$34,080	21,721	$1.57	$38,650	21,808	$1.77

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2009			Ended June 30, 2008
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$32,264	21,587	$1.49	$64,109	21,693	$2.96
Effect of Dilutive Securities
Stock Options	—	157		—	343

Diluted EPS
Income available to common shareholders	$32,264	21,744	$1.48	$64,109	22,036	$2.91

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

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2009 and December 31, 2008. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of June 30, 2009 and December 31, 2008, unrealized losses, as shown in the following tables, were 1% and 4%, respectively, of total invested assets.  Unrealized losses have decreased in 2009, as the capital markets and general market conditions have improved, predominantly in the second quarter.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2009

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$183,305	$—	$183,305
Cost or Amortized Cost	185,239	—	185,239
Unrealized Loss	(1,934)	—	(1,934)

Mortgage-backed
Fair value	$43,680	$—	$43,680
Cost or Amortized Cost	44,196	—	44,196
Unrealized Loss	(516)	—	(516)

ABS/CMO*
Fair value	$—	$40,696	$40,696
Cost or Amortized Cost	—	43,948	43,948
Unrealized Loss	—	(3,252)	(3,252)

Corporate
Fair value	$30,902	$71,975	$102,877
Cost or Amortized Cost	31,506	77,664	109,170
Unrealized Loss	(604)	(5,689)	(6,293)

States, political subdivisions & revenues
Fair value	$125,595	$42,298	$167,893
Cost or Amortized Cost	127,615	43,808	171,423
Unrealized Loss	(2,020)	(1,510)	(3,530)

Subtotal, debt securities
Fair value	$383,482	$154,969	$538,451
Cost or Amortized Cost	388,556	165,420	553,976
Unrealized Loss	(5,074)	(10,451)	(15,525)

Common Stock
Fair value	$24,245	$2,780	$27,025
Cost or Amortized Cost	27,410	3,366	30,776
Unrealized Loss	(3,165)	(586)	(3,751)

Total
Fair value	$407,727	$157,749	$565,476
Cost or Amortized Cost	415,966	168,786	584,752
Unrealized Loss	(8,239)	(11,037)	(19,276)

* Asset-backed & collateralized mortgage obligations.

This table excludes $7 million in fair value securities classified as trading.

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

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2009 and December 31, 2008 were as follows:

Available-for-sale

(in thousands)

	6/30/2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$193,122	$1,206	$(1,297)	$193,031
Corporates	320,779	9,491	(6,293)	323,977
Mortgage-backed	193,849	5,318	(516)	198,651
Asset-backed	62,564	678	(3,252)	59,990
Treasuries	6,567	298	—	6,865
Munis	440,158	9,644	(3,530)	446,272
Total Fixed Income	$1,217,039	$26,635	$(14,888)	$1,228,786

Available-for-sale

(in thousands)

	12/31/2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$285,937	$2,664	$(424)	$288,177
Corporates	287,557	2,647	(20,040)	270,164
Mortgage-backed	164,315	4,202	—	168,517
Asset-backed	68,960	37	(5,992)	63,005
Treasuries	6,597	468	—	7,065
Munis	423,311	8,841	(4,865)	427,287
Total Fixed Income	$1,236,677	$18,859	$(31,321)	$1,224,215

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2009, and December 31, 2008:

	6/30/2009		12/31/2008
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$3,000	$3,012
After 1 but within 5 years	15,958	16,106	9,616	9,852
After 5 but within 10 years	63,649	63,544	115,812	116,919
After 10 years*	113,515	113,381	157,509	158,394
Total	193,122	193,031	285,937	288,177

Corporates
Due within 1 year	$13,508	$13,595	$5,005	$5,032
After 1 but within 5 years	110,107	113,606	88,679	86,060
After 5 but within 10 years	181,879	182,173	177,290	164,187
After 10 years	15,285	14,603	16,583	14,885
Total	320,779	323,977	287,557	270,164

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	5,701	5,912	7,725	7,931
After 10 years*	188,148	192,739	156,590	160,586
Total	193,849	198,651	164,315	168,517

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,978	5,134	6,154	6,101
After 5 but within 10 years	8,374	8,852	11,872	11,770
After 10 years*	49,212	46,004	50,934	45,134
Total	62,564	59,990	68,960	63,005

Treasuries
Due within 1 year	$1,101	$1,108	$1,105	$1,138
After 1 but within 5 years	5,466	5,757	5,492	5,927
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	6,567	6,865	6,597	7,065

Munis
Due within 1 year	$8,261	$8,346	$7,207	$7,283
After 1 but within 5 years	123,447	129,100	143,270	148,393
After 5 but within 10 years	131,827	134,416	129,945	132,987
After 10 years*	176,623	174,410	142,889	138,624
Total	440,158	446,272	423,311	427,287

TOTAL	$1,217,039	$1,228,786	$1,236,677	$1,224,215

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at June 30, 2009 and December 31, 2008 were as follows:

Held-to-maturity

(in thousands)

	6/30/2009
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value*	Gains	Losses	Value
Agencies	$109,698	$888	$(637)	$109,949
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	—	—
Treasuries	1,501	10	—	1,511
Munis	16,706	459	—	17,165
Total Fixed Income	$127,905	$1,357	$(637)	$128,625

Held-to-maturity

(in thousands)

	12/31/2008
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value*	Gains	Losses	Value
Agencies	$8,960	$956	$—	$9,916
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	—	—
Treasuries	4,916	102	—	5,018
Munis	25,945	541	—	26,486
Total Fixed Income	$39,821	$1,599	$—	$41,420

*Held-to-maturity securities are carried on the condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of June 30, 2009 and December 31, 2008:

	6/30/2009		12/31/2008
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$1,000	$1,003
After 1 but within 5 years	12,981	13,736	7,960	8,913
After 5 but within 10 years	64,985	64,733	—	—
After 10 years*	31,732	31,480	—	—
Total	109,698	109,949	8,960	9,916

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	—	—	—	—

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$1,501	$1,511	$4,916	$5,018
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	1,501	1,511	4,916	5,018

Munis
Due within 1 year	$4,998	$5,020	$6,198	$6,239
After 1 but within 5 years	9,565	9,868	17,359	17,713
After 5 but within 10 years	2,143	2,277	2,388	2,534
After 10 years*	—	—	—	—
Total	16,706	17,165	25,945	26,486

TOTAL	$127,905	$128,625	$39,821	$41,420

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$499,621	$487,522	$(12,099)	77.9%
2	BBB	Baa	50,359	47,399	(2,960)	19.1%
3	BB	Ba	3,996	3,530	(466)	3.0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$553,976	$538,451	$(15,525)	100.0%

The fixed income securities rated NAIC 3 are Wm. Wrigley Jr. Co. bonds that mature in 2015.  In October 2008, Mars, Inc. completed its acquisition of Wrigley.  Subsequently, these bonds are no longer rated by the major rating agencies.  These securities continue to pay the expected coupon payments under the contractual terms of the securities.

The fixed income portfolio contained 226 unrealized loss positions as of June 30, 2009. The $15.5 million in associated unrealized losses for these 226 securities represents 1.1% of the fixed income portfolio’s cost basis. Of these 226 securities, 84 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $10.5 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  As of April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2. Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not likely to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates and corresponding spread widening.  We continually monitor the credit quality of our fixed income investments to gauge the likelihood of principal and interest being collected.  During the quarter, 21 fixed income securities were deemed other-than-temporarily impaired and either sold or impaired as a result of our intent to sell the securities.  Our intent to sell these securities is based on our policy to make decisions to sell on a security by security basis and in this case reflects our belief that other investment securities will help us achieve all our investment objectives.  The total impairment charge was $0.9 million.  Because we have sold or have the intent to sell these securities, the entire amount of the loss is included in net earnings.

Prior to April 1, 2009 fixed income securities were analyzed for OTTI under the provisions of EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.  Based on our analysis, we have concluded that no transition adjustment is necessary.

Evaluating Investments for Other-than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss.  An unrealized loss exists when the current fair value of a security is less than its amortized cost.  Regardless of the classification of securities as available-for-sale or held-to-maturity, we assess each position for impairment.

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

As of June 30, 2009, we held 12 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $3.8 million. Of the 12 common stock positions that were in an unrealized loss position, one has been in an unrealized loss position for more than 12 consecutive months. This security represents $0.6 million in unrealized losses.  As part of our evaluation of the securities in an unrealized loss position and the potential for recovery in a reasonable period of time, we specifically review equity securities with unrealized losses as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves. Securities for which we have the ability and intent to hold at least until the investment impairment is recovered given the future prospects of the issuers, and securities with any unrealized losses due primarily to temporary market and/or sector-related factors other than issuer specific factors, are generally not considered other-than-temporarily impaired.  During the quarter, we deemed 6 equity securities as other-than temporarily impaired and recorded $5.8 million in realized losses on these securities.   This determination was based on the extent and duration of the market decline and our belief that other securities may offer better opportunities to achieve all our investment objectives.  As such, we no longer have the intent to hold these securities until recovery and have deemed them as other-than-temporarily impaired.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of June 30, 2009
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$6,961	$—	$6,961
Available-for-sale securities	216,538	1,228,786	—	1,445,324
Total	$216,538	$1,235,747	$—	$1,452,285

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

4.                            STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the executive resources committee and the board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,176,900 stock options under this plan, including 228,800 thus far in 2009.

Under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.

Options generally vest and become exercisable ratably over a five-year period and have an eight-year life for those granted in 2009. All options granted prior to 2009 have a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances, the requisite service period and vesting period will be the same.  For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the requisite service period is deemed to be met and options are immediately expensed on the date of grant.  For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility.  Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity for the periods ended June 30, 2009 and 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	228,800	$47.66
Options exercised	(49,151)	$28.01		$1,225
Options canceled/forfeited	(18,060)	$52.06
Outstanding options at June 30, 2009	1,590,717	$44.34	6.40	$729
Exercisable options at June 30, 2009	924,776	$39.58	5.16	$4,831

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	230,750	$50.26
Options exercised	(90,158)	$23.87		$2,432
Options canceled/forfeited	(3,120)	$51.42
Outstanding options at June 30, 2008	1,742,724	$38.80	6.13	$18,588
Exercisable options at June 30, 2008	1,192,473	$32.54	4.78	$20,188

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2009, 228,800 options were granted with an average exercise price of $47.66 and an average fair value of $11.25.  We recognized $0.7 million of expense in the second quarter of 2009, and $1.3 million in the first six months of 2009, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the second quarter of 2009, and $0.5 million in the first six months of 2009, related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $5.5 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2009	2008
Weighted-average fair value of grants	$11.25	$12.51
Risk-free interest rates	2.06%	3.27%
Dividend yield	1.61%	1.53%
Expected volatility	26.20%	23.76%
Expected option life	5.72 years	6.34 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is calculated based on the mean reversion of RLI’s stock.  In previous years, it was calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5.                            OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2009	2008	2009	2008
Casualty	$67,282	$78,566	$137,972	$160,566
Property	38,373	36,707	75,565	74,493
Surety	16,837	17,022	34,637	33,201

Net premiums earned	$122,492	$132,295	$248,174	$268,260

Net investment income	16,496	19,605	34,199	38,863
Net realized gains (losses)	5,754	8,075	(27,774)	11,816

Total consolidated revenue	$144,742	$159,975	$254,599	$318,939

	NET EARNINGS		NET EARNINGS
	2009	2008	2009	2008
Casualty	$14,047	$15,544	$20,050	$14,909
Property	9,157	9,530	15,357	21,909
Surety	1,880	4,065	4,863	6,985

Net Underwriting Income	$25,084	$29,139	$40,270	$43,803

Net investment income	16,496	19,605	34,199	38,863
Net realized gains (losses)	5,754	8,075	(27,774)	11,816
General corporate expense and interest on debt	(3,555)	(3,638)	(6,695)	(7,569)
Equity in earnings of unconsolidated investee	2,724	3,940	4,122	6,169

Total earnings before income taxes	$46,503	$57,121	$44,122	$93,082
Income tax expense	12,423	18,471	11,858	28,973

Total net earnings	$34,080	$38,650	$32,264	$64,109

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
(in thousands)	2009	2008	2009	2008

Casualty
General liability	$29,091	$35,119	$59,820	$73,302
Commercial and personal umbrella	15,669	16,211	31,657	32,436
Commercial transportation	10,673	11,992	21,468	24,117
Specialty programs	5,800	7,840	12,684	15,496
Executive coverages	3,824	3,259	7,477	6,553
Other	2,225	4,145	4,866	8,662
Total	$67,282	$78,566	$137,972	$160,566

Property
Commercial property	$20,599	$21,882	$40,567	$45,743
Marine	13,168	11,658	26,221	22,540
Other property	4,606	3,167	8,777	6,210
Total	$38,373	$36,707	$75,565	$74,493

Surety	$16,837	$17,022	$34,637	$33,201
Grand Total	$122,492	$132,295	$248,174	$268,260

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 5 to the unaudited condensed consolidated financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2009, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of June 30, 2009.

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

•                  The probability that we will recover the entire amortized cost basis of our fixed income securities; or

•                  For our equity securities, our ability and intent to hold the investment for a period of time sufficient to allow for recovery.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the fixed income securities to maturity or the equity securities until forecasted recovery. In addition, we consider price declines of securities in our OTTI analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

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

For mortgage-backed securities and asset-backed securities that have significant unrealized loss positions and major rating agency downgrades, credit impairment is assessed using a cash flow model that estimates likely payments using security-specific collateral and transaction structure.   All our mortgage-backed and asset-backed securities remain AAA rated by the major rating agencies and the fair value is not significantly less than amortized cost.  In addition, the current cash flow assumptions are the same assumptions used at purchase which reflects no current credit issues at this time.

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold equity securities in an unrealized loss position. For fixed income securities, we consider our intent to sell a security (which is determined on a security by security basis) and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis.  Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

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

Since there is no absolute assurance that these assets will be ultimately realized, management reviews our deferred tax positions to determine if it is more-likely-than-not that the assets will be realized. Periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the periodic review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered and thereby the applicable tax rates. These estimates are subject to change based on the circumstances.

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

SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Consolidated revenues, as displayed in the table that follows, totaled $254.6 million for the first six months of 2009 compared to $318.9 million for the same period in 2008.

	For the Six-Month Period
	Ended June 30,
	2009	2008
Consolidated revenues (in thousands)
Net premiums earned	$248,174	$268,260
Net investment income	34,199	38,863
Net realized investment gains (losses)	(27,774)	11,816
Total consolidated revenue	$254,599	$318,939

Consolidated revenue for the first six months of 2009 decreased $64.3 million, or 20%, from the same period in 2008.  Net premiums earned for the Group decreased 7% from 2008 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 12% to $34.2 million due to changes in asset allocation and a lower interest rate environment.  Investment losses in 2009 relate primarily to the continued unease in the financial system and overall market volatility experienced, particularly during the first quarter, and are discussed in further detail below.

Net after-tax earnings for the first six months of 2009 totaled $32.3 million, $1.48 per diluted share, compared to $64.1 million, $2.91 per diluted share for the same period in 2008.  While both periods benefited from favorable reserve development, results for 2009 were negatively impacted by lower investment income and net realized investment losses.  In 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $27.0 million. In 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $18.5 million. Partially offsetting this favorable development in 2008 was $2.2 million in property losses on Midwest floods.  Bonus and profit sharing-related expenses related to these specific items totaled $4.0 million in 2009 and $1.1 million in 2008. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first six months of 2009, equity in earnings of unconsolidated investee totaled $4.1 million from Maui Jim, Inc. (Maui Jim).  The first six months of 2008 reflected $6.2 million in Maui Jim income.  Maui Jim, a producer of premium sunglasses, has been affected by the slowdown in economic conditions and the ensuing effect on consumer discretionary spending.

Results for the first six months of 2009 included pretax net realized losses of $27.8 million, compared to pretax net realized gains of $11.8 million, for the same period last year.  The majority of our realized losses relate to impairments of equity securities as well as a position in a market related exchange traded fund which was liquidated.  Of the total net realized losses, $46.4 million represents impairment losses through June 30, 2009.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax),

totaled $58.7 million, $2.70 per diluted share, for the first six months of 2009, compared to comprehensive earnings of $19.9 million, $0.91 per diluted share, for the same period in 2008. Unrealized gains, net of tax, for the first six months of 2009 were $26.4 million, compared to unrealized losses of $44.2 million for the same period in 2008.  Current asset allocation strategies have focused on limiting the impact of volatility in the equity markets, while placing a higher portfolio allocation to short-term investments.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $327.3 million for the first six months of 2009 from $346.0 million for the same period of 2008, as the continued decline in casualty writings served to offset growth in writings from property and surety.  Underwriting income for the Group decreased slightly to $40.3 million for the first six months of 2009.  Underwriting income for 2009 included $27.0 million in favorable development on prior accident years’ loss and hurricane reserves.  Underwriting income for 2008 included $18.5 million in favorable development on prior accident years’ loss reserves.  The GAAP combined ratio totaled 83.7 in 2009, compared to 83.6 in 2008.

	For the Six-Month Period
	Ended June 30,
	2009	2008
Gross premiums written (in thousands)
Casualty	$171,596	$208,290
Property	112,782	99,773
Surety	42,930	37,982
Total	$327,308	$346,045

Underwriting income (loss) (in thousands)
Casualty	$20,050	$14,909
Property	15,357	21,909
Surety	4,863	6,985
Total	$40,270	$43,803

Combined ratio
Casualty	85.4	90.8
Property	79.7	70.6
Surety	86.0	78.9
Total	83.7	83.6

Casualty

Gross premiums written for the casualty segment totaled $171.6 million for the first six months of 2009, a decrease of $36.7 million, or 18%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest growth contributor over the past several years, recorded gross premiums written of $64.0 million, a decrease of $12.4 million, or 16%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The significant reduction in construction activity, along with continued rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $8.1 million for 2009, a decrease of $10.1 million, or 56%, from the first six months of 2008, as we re-underwrite this book of business.  Our deductible buy-back program, which was written through an individual producer, declined $8.4 million from the same period last year as we discontinued the program in late 2008. As the casualty market remains soft, we will continue to focus on growing areas that provide the best return, while maintaining strict adherence to underwriting discipline.

In total, the casualty segment recorded underwriting income of $20.1 million, compared to $14.9 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products affected in 2009 include general liability, transportation, commercial and personal umbrella and executive products.  Due to positive emergence, during the first six months of 2009, we released reserves which improved the segment’s underwriting results by $30.0 million.  From a comparative standpoint, results for 2008 included $15.2 million of favorable loss experience on prior accident years, primarily for general liability, commercial and personal umbrella and executive products.

Overall, the combined ratio for the casualty segment was 85.4 for 2009 compared to 90.8 in 2008. The segment’s loss ratio was 52.5 in 2009 compared to 59.9 in 2008, primarily driven by the additional amount of aforementioned favorable development on prior accident years. As described in our 2008 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  For 2009, we anticipated continued rate declines.  While favorable loss trends have partially mitigated the impact, the continued decline in rate has resulted in increased loss ratio estimates for the 2009 accident year.  The expense ratio for the casualty segment was 32.9 for the first six months of 2009 compared to 30.9 for the same period of 2008. The decline in premium during 2009 has resulted in reduced leverage on acquisition-related expenses.

Property

Gross premiums written for the Group’s property segment totaled $112.8 million for the first six months of 2009, an increase of $13.0 million, or 13%, from the same period last year.  Our domestic fire book recorded gross premiums written of $42.4 million, an increase of $4.5 million, or 12%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written increased $2.7 million, or 11%, to $27.5 million for the first six months of 2009.  We saw modest rate increases in both of these lines.  Our marine division recorded $31.1 million in gross premiums written during the first six months of 2009, an increase of $2.1 million, or 7%, from the same period last year. In addition, our facultative reinsurance division, launched in 2007, grew $4.2 million, or 264%, to $5.8 million for the first six months of 2009. Overall, the property segment is benefiting from a firmer rate environment.

Underwriting income for the segment was $15.4 million for the first six months of 2009, compared to $21.9 million for the same period in 2008.  Results for 2009 include unfavorable loss development on prior accident years for our marine division. This development is primarily attributable to the commercial towing class of business that impacts both hull and protection and indemnity coverages.  Underwriting action, including the non-renewal of unprofitable accounts, was initiated in late 2008 and has continued in 2009.  As a direct result of poor underwriting results in this marine class, we increased IBNR reserves for the affected coverages in the first half of 2009.  These additions negatively impacted the segment’s underwriting results by $6.0 million.  On a positive note, reserves for the 2008 hurricanes and run-off construction business continued to trend favorably.  During 2009, we experienced $2.1 million of favorable development on 2008 hurricane reserves and $0.8 million of other favorable development, primarily on construction reserves. From a comparative standpoint, results for 2008 included favorable loss development on prior accident years for marine and construction which improved the segment’s underwriting results by $2.1 million. This favorable development was offset by $2.2 million in property losses on Midwest floods.

Segment results for 2009 translate into a combined ratio of 79.7, compared to 70.6 for the same period last year. The segment’s loss ratio increased to 40.2 from 31.4 in 2008, due to the aforementioned IBNR adjustment in 2009 and an overall lack of loss activity in 2008.  From an expense standpoint, the segment’s expense ratio was 39.5 for 2009, compared to 39.2 for 2008.

Surety

The surety segment recorded gross premiums written of $42.9 million for the first six months of 2009, an increase of $4.9 million, or 13%, from the same period last year.  Premium growth was experienced across fidelity, contract and miscellaneous lines, while commercial and energy writings were off slightly.  Our fidelity division, which launched in September 2008, added gross premiums written of $5.6 million in the first six months of 2009.  The segment recorded underwriting income of $4.9 million, compared to $7.0 million for the same period last year. Results for 2009 include favorable loss development on prior accident years, which improved the segment’s underwriting results by $0.1 million.  2008 results for the first six months included $1.1 million in favorable loss development.

The combined ratio for the surety segment totaled 86.0 in 2009, versus 78.9 for the same period in 2008.  The segment’s loss ratio was 20.6 for 2009, compared to 13.6 for 2008, due to the aforementioned favorable development in 2008 on prior accident years.  The expense ratio for 2009 was 65.4 compared to 65.3 for the same period last year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

In the first half of 2009, the capital markets remained highly volatile.  While we have seen stronger liquidity and improved pricing in the fixed income and equity markets, economic conditions remain uncertain.  As such, and as evidenced in our investment allocation table below, we have continued to underweight our equity exposures in an attempt to reduce the volatility of our portfolio.

	6/30/2009		12/31/2008
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,363,652	77.6%	1,274,056	76.8%
Equity securities	216,538	12.3%	286,790	17.3%
Short-term investments	176,693	10.1%	97,982	5.9%
Total	1,756,883	100.0%	1,658,828	100.0%

In the first half of 2009, we eliminated all our positions in preferred stocks, real estate investment trusts (REITs), and our high yield municipal bond mutual fund.  Our current equity allocation represents 12% of our total investment portfolio.

Given the economic uncertainties and continued market volatility, we believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first six months of 2009, net investment income decreased by 12.0% over that reported for the same period in 2008.  The decrease in investment income is a result of our eliminating higher yielding equity securities including preferred stock, the high-yield municipal bond fund, and REITs.

These securities were deemed other-than-temporarily impaired during the second half of 2008 and ultimately disposed of during 2009.  Through the first six months of 2009, we continue to hold a higher than usual allocation to short-term investments yielding substantially less than the more volatile equity securities previously held.  In addition, short-term rates have substantially declined as a result of the Federal Reserve cutting short-term rates to near 0%.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2009 and 2008 were as follows:

	2009	2008
Pretax Yield
Taxable	5.16%	5.46%
Tax-Exempt	4.23%	3.98%
After-tax yield
Taxable	3.35%	3.55%
Tax-Exempt	4.01%	3.77%

The fixed income portfolio increased by $89.6 million in the first half of 2009.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 4.5%.  The equity portfolio had a total return of -2.2% for the first half of 2009.  Our equity portfolio declined by $70.3 million during the first half, to $216.5 million.

We continuously monitor the values of our investments in fixed income securities and equity securities for OTTI.  If this review suggests that a decline in fair value is other-than-temporary based upon many factors including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings.

We recognized a total of $27.8 million in net realized losses in the first six months of 2009, compared to net realized gains of $11.8 million in the first six months of 2008.  Of the total $27.8 million of net realized losses, $46.4 million of losses relates to OTTI charges that were taken because the securities were sold, there were changes in our intent to no longer hold the security or the anticipated recovery period was deemed unreasonable.  During the first six months of 2009, we realized $6.1 million in gains on securities sold that were previously written down as being other-than-temporarily impaired.

We regularly review investment securities for impairment using both quantitative and qualitative criteria.  Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security.  Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent to sell or if it is more-likely-than-not that we will be required to sell the fixed income security before recovery of its amortized cost basis or our intent and ability to hold the equity security until forecasted recovery.

In the first half of 2008, there were $5.6 million in losses associated with impaired securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of June 30, 2009, including fair value, cost basis, and unrealized gains and losses.

	6/30/2009
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,419	$15,146	$262	$(535)	$(273)	-1.8%
Consumer Staples	12,974	22,950	9,976	—	9,976	76.9%
Energy	11,120	20,409	9,647	(358)	9,289	83.5%
Financials	18,215	22,092	3,877	—	3,877	21.3%
Healthcare	6,015	12,749	7,095	(361)	6,734	112.0%
Industrials	15,156	18,813	4,096	(439)	3,657	24.1%
Materials	3,233	3,178	10	(65)	(55)	-1.7%
Information Technology	14,120	19,791	5,671	—	5,671	40.2%
Telecommunications	4,408	7,948	3,540	—	3,540	80.3%
Utilities	39,662	48,173	10,504	(1,993)	8,511	21.5%
ETF	24,707	25,289	582	—	582	2.4%
	$165,029	$216,538	$55,260	$(3,751)	$51,509	31.2%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of June 30, 2009, we had $463.1 million in municipal securities.  As of June 30, 2009, approximately 15% of our municipal bond portfolio maintains an ‘AAA’ rating, and 65% of our municipal bond portfolio maintains an ‘AA’ rating.

INCOME TAXES

Our effective tax rate for the first six months of 2009 was 27% compared to 31% for the same period in 2008. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first six months of 2009 is lower due to the decrease in underwriting income and the realized losses on the investment portfolio, which are taxed at 35%, relative to changes in items that are non-taxable, such as tax-exempt interest income and certain partially-taxed dividends received.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2009 and 2008 as a result of the following:

	2009		2008
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$15,442	35%	$32,578	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,781)	-6%	(3,174)	-4%
Dividends received deduction	(740)	-2%	(948)	-1%
Dividends paid deduction	(276)	0%	(245)	0%
Other items, net	213	0%	762	1%

Total tax expense	$11,858	27%	$28,973	31%

Other items, net in the table above for 2009 included $0.8 million in additional tax expense recorded to adjust our interim tax rate to our anticipated full year effective rate of 27%.  On an interim basis, we are required to book to an expected annual effective tax rate.  This process requires that we review the various components of income (loss) and the relating tax expense (benefit) and adjust the interim effective tax rate to reflect our anticipated annual effective rate.  During the first six months of 2009, the significant amount of realized losses in relation to earnings from operations resulted in the need to increase the interim effective tax rate and corresponding tax expense.  In essence, we were unable to recognize the full tax benefit on realized investment losses in the current period.  The additional tax expense added had the effect of reducing the tax benefit recognized on these losses from 35% to 32%.  As the year progresses and earnings from operations are recorded, we anticipate that we will be able to realize the full tax benefit of these losses.

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

The following table summarizes cash flows for the six-month periods ended June 30, 2009 and 2008:

	2009	2008
	(in thousands)
Operating cash flows	$61,600	$86,568
Investing cash flows	$(58,650)	$(31,440)
Financing cash flows	$(2,950)	$(55,128)
Total	$—	$—

Cash flows from operating activities decreased during the first six months of 2009 compared to that reported for the same period in 2008, due to an increase in claim payments, a decrease in reinsurance receipts and the timing of certain other payments.  There were several large claims settled in the fourth quarter of 2007 on which reinsurance proceeds were received in the first six months of 2008.  In addition, in the first six months of 2008, we collected a large amount of premium adjustments from reinsurers, on certain reinsurance treaties where actual premiums ceded were less than deposit premium required.  In 2009, amounts due on treaties with deposit premium were lower.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at June 30, 2009 was $98.2 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements.

As of June 30, 2009, we had short-term investments and other investments maturing within one year of approximately $209.1 million and investments of $502.8 million maturing within five years.  As of June 30, 2009, our short-term investments were held in government funds within multiple fund families, including JPMorgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations.  Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of June 30, 2009, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2009, our investment portfolio had a book value of $1.8 billion. Invested assets at June 30, 2009, increased by $98.1 million from December 31, 2008.

As of June 30, 2009, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$302,820	$302,980	$160	17.2%	AAA
Corporates	322,533	325,770	3,237	18.5%	A
Mortgage-backed	196,740	201,655	4,915	11.5%	AAA
Asset-backed	63,874	61,167	(2,707)	3.5%	AAA
Treasuries	8,956	9,259	303	0.5%	AAA
Munis	456,964	463,541	6,577	26.4%	AA
Total Fixed Income	$1,351,887	$1,364,372	$12,485	77.6%	AA

Equities	$165,029	$216,538	$51,509	12.3%

Short-term investments	$176,693	$176,693	$—	10.1%

Total Portfolio	$1,693,609	$1,757,603	$63,994	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  As of June 30, 2009, we have completely exited our securities lending program.

As of June 30, 2009, our fixed income portfolio had the following rating distribution:

AAA	47.5%
AA	23.7%
A	21.1%
BBB	7.4%
NR	0.3%
Total	100.0%

Bonds shown as NR are the previously mentioned Wm. Wrigley Jr. Co. bonds.

As of June 30, 2009, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 728 individual issues as of June 30, 2009.

Our investment portfolio has limited exposure to structured asset-backed products. We have $16.3 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

Included in the asset-backed securities total is $1.9 million in subprime home equity exposure. We have $44.9 million in securities backed by commercial mortgages and $201.7 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities is 4% percent of our investment portfolio and our direct subprime exposure is less than one percent.

At June 30, 2009, our equity portfolio had a fair value of $216.5 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2009, our equity portfolio had a dividend yield of 3.4% compared to 2.4% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 73 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2009, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $763.6 million of shareholders’ equity. Debt outstanding comprised 13.1% of total capital as of June 30, 2009.

We paid a quarterly cash dividend of $0.27 per share on July 15, 2009, a $0.01 increase over the prior quarter.  We have increased dividends payments in each of the last 34 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2009 without prior approval is $67.8 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2008.  The total dividend paid in the first six months of 2009 was $20.0 million. Other dividends paid in the previous six months totaled $5.0 million, bringing the total for the rolling 12-month period to $25.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $3.0 million for the first six months of 2009, down $0.5 million from the same period in 2008.  As of June 30, 2009, outstanding debt balances totaled $100.0 million, compared to $125.9 million at June 30, 2008.  The June 30, 2009 debt balance is comprised of the $100.0 million in senior notes.  The June 30, 2008 balance consisted of the $100.0 million in senior notes and $25.9 million in reverse repurchase agreements. We have incurred interest expense on debt at the following average interest rates for the six-month periods ended June 30, 2009 and 2008:

	2009	2008
Line of Credit	NA	NA
Reverse repurchase agreements	NA	3.76%
Total short-term debt	NA	3.76%
Senior Notes	6.02%	6.02%
Total Debt	6.02%	5.52%

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Consolidated revenues, as displayed in the table that follows, totaled $144.7 million for the second quarter of 2009 compared to $160.0 million for the same period in 2008.

	For the Three-Month Period
	Ended June 30,
	2009	2008
Consolidated revenues (in thousands)
Net premiums earned	$122,492	$132,295
Net investment income	16,496	19,605
Net realized investment gains	5,754	8,075
Total consolidated revenue	$144,742	$159,975

Consolidated revenue for the second quarter of 2009 decreased $15.2 million, or 10%, from the same period in 2008.  Net premiums earned for the Group decreased 7% from 2008 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 16% to $16.5 million due to changes in asset allocation and a lower interest rate environment.

Net after-tax earnings for the second quarter of 2009 totaled $34.1 million, $1.57 per diluted share, compared to $38.7 million, $1.77 per diluted share, for the same period in 2008.  In the second quarter of 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $19.7 million. Comparatively, in the second quarter of 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $18.5 million. Partially offsetting this favorable development in 2008 was $2.2 million in property losses on Midwest floods.  Bonus and profit sharing-related expenses related to these specific items totaled $3.3 million in 2009 and $1.1 million in 2008.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the second quarter of 2009, equity in earnings of unconsolidated investee totaled $2.7 million from Maui Jim.  The second quarter of 2008 reflected $3.9 million in Maui Jim income.

Results for the second quarter of 2009 included pretax net realized gains of $5.8 million, compared to $8.1 million, for the same period last year.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $56.9 million, $2.62 per diluted share, for the second quarter of 2009, compared to comprehensive earnings of $13.3 million, $0.61 per diluted share, for the same period in 2008. Unrealized gains, net of tax, for the second quarter of 2009 were $22.8 million, compared to unrealized losses, net of tax, of $25.3 million for the same period in 2008. For the quarter, the equity markets rallied and our portfolio returned 14.1% resulting in unrealized gains.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $178.9 million for the second quarter of 2009 from $185.0 million in the second quarter of 2008, as the continued decline in casualty writings served to offset growth in writings from property and surety.  While below last year, the rate of premium decline slowed during the second quarter of 2009, as compared to the first quarter of 2009.  Gross premiums written were down 3% in the second quarter, compared to a decline of 8% in the first quarter.  Underwriting income for the Group declined $4.1 million to $25.1 million for the second quarter of 2009.  Results for both periods were favorably impacted by similar amounts of prior accident years’ loss reserve releases.  The GAAP combined ratio totaled 79.5 in 2009, compared to 78.0 in 2008.

	For the Three-Month Period
	Ended June 30,
	2009	2008
Gross premiums written (in thousands)
Casualty	$91,724	$107,274
Property	64,777	57,780
Surety	22,370	19,968
Total	$178,871	$185,022

Underwriting income (in thousands)
Casualty	$14,047	$15,544
Property	9,157	9,530
Surety	1,880	4,065
Total	$25,084	$29,139

Combined ratio
Casualty	79.1	80.2
Property	76.1	74.0
Surety	88.8	76.2
Total	79.5	78.0

Casualty

Gross premiums written for the casualty segment totaled $91.7 million for the second quarter of 2009, a decrease of $15.6 million, or 15%, from the same period last year.  While this segment continues to feel the pressure of rate reductions, the rate of premium decline slowed during the second quarter.  After posting a decline of 19% in the first quarter, general liability, our largest growth contributor over the past several years, recorded gross premiums written of $32.1 million for the second quarter of 2009, down 13% from the same period last year.  As discussed previously, nearly 50% of the general liability book is construction-related.  The reduction in construction activity has a direct correlation to gross premium writings as well as loss exposure.  Specialty program gross premiums written totaled $4.1 million for 2009, a decrease of $5.3 million, or 56%, from the second quarter of 2008, as we continue to re-underwrite this book of business. Our deductible buy-back program, which was written through an individual producer, declined $3.5 million from the same period last year as we discontinued the program in late 2008.

In total, the casualty segment recorded underwriting income of $14.0 million, compared to $15.5 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products affected were primarily general liability, transportation and commercial and personal umbrella.  Due to positive emergence, during the second quarter of 2009, we released reserves which improved the segment’s underwriting results by $19.8 million.  From a comparative standpoint, results for 2008 included $15.2 million of favorable loss experience on prior accident years, primarily for general liability, commercial and personal umbrella and executive products.

Overall, the combined ratio for the casualty segment was 79.1 for 2009 compared to 80.2 in 2008. The segment’s loss ratio was 44.7 in 2009 compared to 49.7 in 2008, primarily driven by a greater amount of favorable development that impacted the 2009 results. As previously mentioned, for 2009, we anticipated continued rate declines.  While favorable loss trends have partially mitigated the impact, the continued decline in rate has resulted in increased loss ratio estimates for the 2009 accident year. The expense ratio for the casualty segment was 34.4 for the second quarter of 2009 compared to 30.5 for the same period of 2008.

Property

Gross premiums written for the Group’s property segment totaled $64.8 million, an increase of $7.0 million, or 12%, from the same period last year.  Our domestic fire book recorded gross premiums written of $23.7 million, an increase of $2.9 million, or 14%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written increased $1.5 million, or 10%, to $16.5 million for the second quarter of 2009.  We saw modest rate increases in both of these lines.  In addition, our facultative reinsurance division, launched in 2007, grew $2.7 million, or 282%, to $3.6 million for the second quarter of 2009. Overall, the property segment is benefiting from a firmer rate environment.

The segment had underwriting income of $9.2 million for the second quarter of 2009, compared to $9.5 million for the same period in 2008.  Results for 2009 include unfavorable loss development on prior accident years for our marine division.  Due to this development, during the second quarter of 2009, we increased IBNR reserves for those coverages.  These additions negatively impacted the segment’s underwriting results by $2.1 million.  On a positive note, reserves for the 2008 hurricanes and run-off business continued to trend favorably.  During 2009, we experienced $1.7 million of favorable development on 2008 hurricane reserves and $0.2 million of favorable development on prior years’ loss reserves, primarily for miscellaneous property runoff agreements. From a comparative standpoint, results for 2008 included favorable loss development on prior accident years for marine and construction which improved the segment’s underwriting results by $2.1 million. This favorable development was offset by $2.2 million in property losses on Midwest floods.

Segment results for 2009 translate into a combined ratio of 76.1, compared to 74.0 for the same period last year. The segment’s loss ratio increased slightly to 39.2 from 37.8 in 2008, due to the aforementioned IBNR reserve increase in 2009.  From an expense standpoint, the segment’s expense ratio for the second quarter remained flat, at 36.9 for 2009, compared to 36.2 for 2008.

Surety

The surety segment recorded gross premiums written of $22.4 million for the second quarter of 2009, an increase of $2.4 million, or 12%, from the same period last year.  Premium growth was experienced across fidelity, contract and miscellaneous lines, while commercial and energy writings were off slightly.  Our fidelity division, which launched in September 2008, added gross premiums written of $3.1 million in the second quarter of 2009.  The segment recorded underwriting income of $1.9 million, compared to $4.1 million for the same period last year. Results for 2009 include favorable loss development on prior accident years, which improved the segment’s underwriting results by $0.1 million.  2008 results for the second quarter included $1.1 million in favorable loss development.

The combined ratio for the surety segment totaled 88.8 for the second quarter of 2009, versus 76.2 for the same period in 2008.  The segment’s loss ratio was 21.8 for 2009, compared to 11.0 for 2008, as 2008 was favorably impacted by the aforementioned favorable reserve development.  The expense ratio was 67.0 compared to 65.2 for the same period last year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $16.5 million during the second quarter of 2009, a decrease of 15.9% from that reported for the same period in 2008.  The decrease in income is due to exiting higher yielding securities such as preferred stocks and a high yield municipal bond fund.  On an after-tax basis, investment income decreased by 16.8%.

Yields on our fixed income investments for the second quarter of 2009 and 2008 are as follows:

	2Q 2009	2Q 2008
Pretax Yield
Taxable	4.80%	5.48%
Tax-Exempt	4.46%	3.94%
After-tax yield
Taxable	3.12%	3.56%
Tax-Exempt	4.22%	3.74%

We recognized $5.8 million in realized gains in the second quarter of 2009, compared to realized gains of $8.1 million in the second quarter of 2008.  Investment gains during the quarter primarily relate to the sale of previously considered other-than-temporarily impaired securities that had exhibited some recovery, as well as sales of some lower quality municipal bonds.  As previously indicated, our OTTI charges relate to securities we no longer have the intent to hold until recovery thus these securities were subsequently sold.

We recorded $6.8 million of realized losses associated with OTTI of securities during the second quarter.  The majority of these losses relate to utilities securities in our equity portfolio.

While we believe we have the ability to hold these equity securities until recovery, the length and extent of the unrealized losses coupled with our belief that other investment options may give us better opportunities to achieve all our investment objectives led us to conclude that we may not have the intent to hold these securities until recovery.  As such, these securities were deemed other-than-temporarily impaired, and the losses were realized through operating earnings.

We did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the second quarter of 2008, there were $1.9 million of losses associated with impaired securities.

During the second quarter of 2009, we exited our securities lending program and currently have no securities that are on loan to other parties.

INCOME TAXES

Our effective tax rate for the second quarter of 2009 was 27% compared to 32% for the same period in 2008.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for second quarter of 2009 is lower due to a decrease in underwriting income and the realized losses on the investment portfolio.  In addition, changes in items that are non-taxable, such as tax-exempt interest income, impact the effective tax rate.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2009 and 2008 as a result of the following:

	2009		2008
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$16,276	35%	$19,992	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,341)	-3%	(1,637)	-3%
Dividends received deduction	(340)	-1%	(463)	-1%
Dividends paid deduction	(142)	0%	(125)	0%
Other items, net	(2,030)	-4%	704	1%

Total tax expense	$12,423	27%	$18,471	32%

Other items, net in the table above for 2009 included a $1.7 million tax benefit recorded to adjust our interim tax rate to our anticipated full year effective rate of 27%.  On an interim basis, we are required to book to an expected annual effective tax rate.  This process requires that we review the various components of income (loss) and the relating tax expense (benefit) and adjust the interim effective tax rate to reflect our anticipated annual effective rate.  During the first quarter of 2009, we experienced $33.5 million in net realized investment losses. In relation to earnings from operations, these losses represented a significantly higher percentage than we would expect for the full year and resulted in the need to increase the interim effective tax rate and corresponding tax expense.  In essence, we were unable to recognize the full tax benefit of realized investment losses.  During the second quarter, we recorded $5.8 million of net realized investment gains and substantially higher earnings from operations.  As a result, we were able to recognize additional tax benefit on the investment losses recorded during the first quarter.  This benefit was recognized by reducing the effective tax rate adjustment (tax expense) from $2.5 million in the first quarter to $0.8 million as of the end of the second quarter.

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

Over the past several quarters, there were significant disruptions in the financial markets.  These market disruptions resulted in a lack of liquidity within the credit markets, which increased credit risk in the financial markets and resulted in the widening of credit spreads. Over the most recent quarter, these credit spreads have tightened which favorably impacted our fixed income portfolio.

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2008 Annual Report on Form 10-K.

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

Item 3.                                                        Defaults Upon Senior Securities - Not Applicable

Item 4.                                                        Submission of Matters to a Vote of Security Holders -

At the May 7, 2009 annual shareholders’ meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld
Kaj Ahlmann	19,983,162	134,746
Charles M. Linke	19,932,055	185,853
Jonathan E. Michael	19,865,914	251,994

Amend the Company’s Restated Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock

Votes Cast
For	Against	Abstain
17,519,462	2,449,576	148,870

Ratification of Selection of Independent Registered Public Accounting Firm

Votes Cast
For	Against	Abstain
19,837,698	198,081	82,127

Item 5.                                                        Other Information - Not Applicable

Item 6.                                                        Exhibits

Exhibit 3.1 Amended and Restated Articles of Incorporation - Incorporated by reference to the Company’s Form 8-K Current Report filed May 8, 2009

Exhibit 3.2 Restated By-Laws - Incorporated by reference to the Company’s Form 8-K Current Report filed May 8, 2009

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

Date: July 27, 2009