Form 10-Q
period 2009-09-30
RLI CORP
filed 2009-10-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2009, the number of shares outstanding of the registrant’s Common Stock was 21,628,875.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2009	2008 (1)

Net premiums earned	$122,736	$130,850
Net investment income	16,295	19,844
Net realized investment gains	6,985	7,960
Other-than-temporary impairment losses on investments(1)	—	(32,172)
Consolidated revenue	146,016	126,482
Losses and settlement expenses	47,677	66,013
Policy acquisition costs	41,627	41,424
Insurance operating expenses	10,480	8,216
Interest expense on debt	1,512	1,646
General corporate expenses	2,177	1,735
Total expenses	103,473	119,034
Equity in earnings of unconsolidated investee	1,120	248
Earnings before income taxes	43,663	7,696
Income tax expense (benefit)	12,644	(890)
Net earnings	$31,019	$8,586

Other comprehensive earnings (loss), net of tax	36,969	(24,109)
Comprehensive earnings (loss)	$67,988	$(15,523)

Earnings per share:
Basic:

Basic net earnings per share	$1.43	$0.40
Basic comprehensive earnings per share	$3.14	$(0.73)

Diluted:

Diluted net earnings per share	$1.42	$0.40
Diluted comprehensive earnings per share	$3.12	$(0.72)

Weighted average number of common shares outstanding
Basic	21,622	21,342
Diluted	21,769	21,678

Cash dividends declared per common share	$0.27	$0.25

(1) There were no OTTI losses recognized in AOCI in the periods presented. 2008 amounts were reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2009	2008 (1)

Net premiums earned	$370,910	$399,110
Net investment income	50,494	58,707
Net realized investment gains	24,442	25,350
Other-than-temporary impairment losses on investments(1)	(45,231)	(37,746)
Consolidated revenue	400,615	445,421
Losses and settlement expenses	157,678	190,043
Policy acquisition costs	121,196	121,721
Insurance operating expenses	28,814	28,346
Interest expense on debt	4,537	5,191
General corporate expenses	5,847	5,759
Total expenses	318,072	351,060
Equity in earnings of unconsolidated investee	5,242	6,417
Earnings before income taxes	87,785	100,778
Income tax expense	24,502	28,083
Net earnings	$63,283	$72,695

Other comprehensive earnings (loss), net of tax	63,357	(68,274)
Comprehensive earnings	$126,640	$4,421

Earnings per share:
Basic:

Basic net earnings per share	$2.93	$3.37
Basic comprehensive earnings per share	$5.86	$0.20

Diluted:

Diluted net earnings per share	$2.91	$3.32
Diluted comprehensive earnings per share	$5.82	$0.20

Weighted average number of common shares outstanding
Basic	21,599	21,574
Diluted	21,759	21,893

Cash dividends declared per common share	$0.80	$0.73

(1) There were no OTTI losses recognized in AOCI in the periods presented. 2008 amounts were reclassified to conform to current period’s presentation.

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2009	2008
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,295,233	$1,224,215
Held-to-maturity, at amortized cost	178,731	39,821
Trading, at fair value	1,068	10,020
Equity securities, at fair value	238,590	286,790
Short-term investments, at cost	142,771	97,982
Total investments	1,856,393	1,658,828
Accrued investment income	15,598	17,226
Premiums and reinsurance balances receivable	86,033	92,149
Ceded unearned premium	66,417	65,977
Reinsurance balances recoverable on unpaid losses	343,377	350,284
Deferred policy acquisition costs	79,923	78,520
Property and equipment	19,592	21,565
Income taxes-deferred	—	24,141
Investment in unconsolidated investees	44,348	38,697
Goodwill	26,214	26,214
Other assets	25,063	45,800
TOTAL ASSETS	$2,562,958	$2,419,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,159,025	$1,159,311
Unearned premiums	330,629	335,170
Reinsurance balances payable	22,844	30,224
Income taxes-deferred	26,089	—
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	36,327	32,894
Other liabilities	61,100	53,648
TOTAL LIABILITIES	$1,736,014	$1,711,247

Shareholders’ Equity
Common stock ($1 par value)
(32,157,159 shares issued at 9/30/09)
(32,106,085 shares issued at 12/31/08)	32,157	32,106
Paid-in capital	205,859	196,989
Accumulated other comprehensive earnings	78,485	15,130
Retained earnings	853,184	807,195
Deferred compensation	7,846	8,312
Less: Treasury shares at cost
(10,528,284 shares at 9/30/09)	(350,587)	(351,578)
(10,631,656 shares at 12/31/08)
TOTAL SHAREHOLDERS’ EQUITY	826,944	708,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,562,958	$2,419,401

The accompanying notes are an integral part of the unaudited interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period
	Ended September 30,
(in thousands)	2009	2008

Net cash provided by operating activities	$108,445	$126,732
Cash Flows from Investing Activities
Investments purchased	(776,811)	(496,511)
Investments sold	334,386	141,378
Investments called or matured	353,230	306,973
Net change in short-term investments	(11,695)	13,762
Net property and equipment purchased	(507)	(4,632)
Net cash used in investing activities	$(101,397)	$(39,030)

Cash Flows from Financing Activities
Cash dividends paid	$(16,494)	$(15,406)
Payment on short-term debt	—	(81,992)
Proceeds from issuance of short-term debt	—	54,017
Stock option plan share issuance	3,441	(79)
Excess tax benefit from exercise of stock options	257	3,663
Treasury shares reissued	5,748	—
Treasury shares purchased	—	(47,905)
Net cash used in financing activities	$(7,048)	$(87,702)

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at September 30	$—	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2009 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

FASB Accounting Standards Codification

On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related literature.  Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the Securities and Exchange Commission (SEC). All other literature will be non-authoritative. The Codification does not change GAAP but instead reorganizes the U.S. GAAP pronouncements into accounting Topics, and displays all Topics using a consistent structure.  As the Codification does not change GAAP, it did not have a material impact on our financial statements.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  Previous references to applicable literature via our disclosures have been updated with references to the new Codification section.

FASB ASC 805, “Business Combinations” (previously SFAS No. 141(R), “Business Combinations”)

On January 1, 2009, we adopted GAAP guidelines in regard to business combinations.  Assets and liabilities that arose from business combinations which occurred prior to the adoption of the most recent standard are not adjusted upon the adoption. Among other things, the recent standard broadens the scope of the previous guidance to include all transactions where an acquirer obtains control of one or more other businesses. It retains the guidance to recognize intangible assets separately from goodwill and requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain contractual contingencies, be measured at their acquisition date fair values. Recent guidelines require most acquisition and restructuring—related costs to be expensed as incurred. Step acquisitions, once control is acquired, are to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree. The guidelines also replace the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption had no impact on our financial position or results of operations. We will apply the provisions as applicable.

FASB ASC 350, “Intangibles — Goodwill and Other” (previously FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”)

New GAAP guidance regarding the useful life of intangible assets became effective January 1, 2009. It amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under previous guidance.  The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 (previously SFAS 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 (previously SFAS 141(R)) and other generally accepted accounting principles. This new guidance applies to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The implementation of this new guidance did not have a significant impact on our financial position or results of operations.

FASB ASC 320-10-65, “Debt and Equity Securities - Transition and Open Effective Date Information” (previously FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”)

In April 2009, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments (OTTI) which amends the recognition guidance for OTTI of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. We adopted this new guidance in the second quarter of 2009.

The new guidance essentially states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

The guidance requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security and it is more-likely-than-not that the company will not be required to sell the security before recovery of its amortized cost basis.  The adoption had no impact on our financial position or results of operations.

We had no cumulative-effect adjustment upon adoption at the beginning of the second quarter given our intent to sell securities with previously recognized OTTI losses, the majority of which were exited during the second quarter.

FASB ASC 820-10-65-4, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”)

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  Our adoption of this new guidance was effective April 1, 2009.  The guidelines reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The guidelines also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption did not impact our financial position or results of operations.

FASB ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (previously FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)

In April 2009, the FASB issued new guidance regarding interim disclosures about fair value of financial instruments. The new guidelines require disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the guidelines are effective for the quarter ending June 30, 2009 and are included in note 2 to the unaudited condensed consolidated financial statements, “Investments”, and in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FASB ASC 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”)

In May 2009, the FASB issued new guidance regarding subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was October 28, 2009.

C.             PROSPECTIVE ACCOUNTING STANDARDS

SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS 167)

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets” and SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which update accounting for securitizations and special-purpose entities.  SFAS 166 is a revision to FASB ASC 860, “Transfers and Servicing” (previously SFAS 140)and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. It removes the concept of a qualifying special-purpose entity from FASB ASC 810, “Consolidation” (previously SFAS 140) and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to variable interest entities that are qualifying special-purpose entities.  SFAS 167 is a revision to FASB Interpretation No. 46(R) and modifies a Company’s determination of consolidating an entity that is insufficiently capitalized or is not controlled through voting or similar ownership rights.  SFAS 166 and 167 will be effective January 1, 2010, and are effective for interim periods within the first annual reporting period. Earlier application is prohibited.  We do not expect the implementation of SFAS 166 or 167 to have a significant impact on our financial statements.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at September 30, 2009 and December 31, 2008.  Annual impairment testing was performed during the second quarter of 2009.  Based upon this review, this asset was not impaired.  In addition, as of September 30, 2009, there were no triggering events that had occurred that would suggest an updated review was necessary.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2009			Ended September 30, 2008
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$31,019	21,622	$1.43	$8,586	21,342	$0.40
Effect of Dilutive Securities
Stock Options	—	147		—	336

Diluted EPS
Income available to common shareholders	$31,019	21,769	$1.42	$8,586	21,678	$0.40

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2009			Ended September 30, 2008
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$63,283	21,599	$2.93	$72,695	21,574	$3.37
Effect of Dilutive Securities
Stock Options	—	160		—	319

Diluted EPS
Income available to common shareholders	$63,283	21,759	$2.91	$72,695	21,893	$3.32

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2008 Annual Report on Form 10-K, we present our investments in the above classes as either available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2009 and December 31, 2008. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of September 30, 2009 and December 31, 2008, unrealized losses, as shown in the following tables, were less than 1% and 4%, respectively, of total invested assets.  Unrealized losses have decreased in 2009, as the capital markets and general market conditions have continued to improve throughout 2009.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2009

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$944	$—	$944
Cost or Amortized Cost	944	—	944
Unrealized Loss	—	—	—

U.S Agency
Fair value	$72,743	$—	$72,743
Cost or Amortized Cost	73,641	—	73,641
Unrealized Loss	(898)	—	(898)

Mortgage-backed
Fair value	$15,019	$—	$15,019
Cost or Amortized Cost	15,094	—	15,094
Unrealized Loss	(75)	—	(75)

ABS/CMO*
Fair value	$3,934	$14,481	$18,415
Cost or Amortized Cost	3,936	15,165	19,101
Unrealized Loss	(2)	(684)	(686)

Corporate
Fair value	$4,982	$33,664	$38,646
Cost or Amortized Cost	4,991	34,958	39,949
Unrealized Loss	(9)	(1,294)	(1,303)

States, political subdivisions & revenues
Fair value	$1,886	$6,142	$8,028
Cost or Amortized Cost	1,886	6,178	8,064
Unrealized Loss	—	(36)	(36)

Subtotal, debt securities
Fair value	$99,508	$54,287	$153,795
Cost or Amortized Cost	100,492	56,301	156,793
Unrealized Loss	(984)	(2,014)	(2,998)

Common Stock
Fair value	$19,927	$5,606	$25,533
Cost or Amortized Cost	21,350	5,989	27,339
Unrealized Loss	(1,423)	(383)	(1,806)

Total
Fair value	$119,435	$59,893	$179,328
Cost or Amortized Cost	121,842	62,290	184,132
Unrealized Loss	(2,407)	(2,397)	(4,804)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $1 million classified as trading.

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

This table excludes securities with a fair value of $10 million, classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2009 and December 31, 2008 were as follows:

Available-for-sale

(in thousands)

	9/30/2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$159,564	$1,681	$(280)	$160,965
Corporates	381,759	20,546	(1,303)	401,002
Mortgage-backed	243,130	7,881	(75)	250,936
Asset-backed	60,817	1,743	(686)	61,874
Treasuries	6,397	290	—	6,687
Munis	395,541	18,264	(36)	413,769
Total Fixed Income	$1,247,208	$50,405	$(2,380)	$1,295,233

Available-for-sale
(in thousands)

	12/31/2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$285,937	$2,664	$(424)	$288,177
Corporates	287,557	2,647	(20,040)	270,164
Mortgage-backed	164,315	4,202	—	168,517
Asset-backed	68,960	37	(5,992)	63,005
Treasuries	6,597	468	—	7,065
Munis	423,311	8,841	(4,865)	427,287
Total Fixed Income	$1,236,677	$18,859	$(31,321)	$1,224,215

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2009, and December 31, 2008:

	9/30/2009		12/31/2008
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$3,000	$3,012
After 1 but within 5 years	22,363	22,631	9,616	9,852
After 5 but within 10 years	53,424	53,724	115,812	116,919
After 10 years*	83,777	84,610	157,509	158,394
Total	159,564	160,965	285,937	288,177

Corporates
Due within 1 year	$8,511	$8,578	$5,005	$5,032
After 1 but within 5 years	130,468	137,143	88,679	86,060
After 5 but within 10 years	229,063	241,590	177,290	164,187
After 10 years	13,717	13,691	16,583	14,885
Total	381,759	401,002	287,557	270,164

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	6,971	7,326	7,725	7,931
After 10 years*	236,159	243,610	156,590	160,586
Total	243,130	250,936	164,315	168,517

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	3,446	3,615	6,154	6,101
After 5 but within 10 years	8,375	9,121	11,872	11,770
After 10 years*	48,996	49,138	50,934	45,134
Total	60,817	61,874	68,960	63,005

Treasuries
Due within 1 year	$—	$—	$1,105	$1,138
After 1 but within 5 years	6,397	6,687	5,492	5,927
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	6,397	6,687	6,597	7,065

Munis
Due within 1 year	$11,986	$12,143	$7,207	$7,283
After 1 but within 5 years	98,599	104,043	143,270	148,393
After 5 but within 10 years	121,247	127,358	129,945	132,987
After 10 years*	163,709	170,225	142,889	138,624
Total	395,541	413,769	423,311	427,287

TOTAL	$1,247,208	$1,295,233	$1,236,677	$1,224,215

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at September 30, 2009 and December 31, 2008 were as follows:

Held-to-maturity

(in thousands)

9/30/2009
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value*	Gains	Losses	Value
Agencies	$162,639	$1,247	$(618)	$163,268
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	—	—
Treasuries	—	—	—	—
Munis	16,092	459	—	16,551
Total Fixed Income	$178,731	$1,706	$(618)	$179,819

Held-to-maturity

(in thousands)

	12/31/2008
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value*	Gains	Losses	Value
Agencies	$8,960	$956	$—	$9,916
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
Asset-backed	—	—	—	—
Treasuries	4,916	102	—	5,018
Munis	25,945	541	—	26,486
Total Fixed Income	$39,821	$1,599	$—	$41,420

*Held-to-maturity securities are carried on the condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of September 30, 2009 and December 31, 2008:

	9/30/2009		12/31/2008
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$1,000	$1,003
After 1 but within 5 years	17,991	18,811	7,960	8,913
After 5 but within 10 years	99,972	100,130	—	—
After 10 years*	44,676	44,327	—	—
Total	162,639	163,268	8,960	9,916

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	—	—	—	—

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$4,916	$5,018
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	4,916	5,018

Munis
Due within 1 year	$4,999	$5,022	$6,198	$6,239
After 1 but within 5 years	8,949	9,238	17,359	17,713
After 5 but within 10 years	2,144	2,291	2,388	2,534
After 10 years*	—	—	—	—
Total	16,092	16,551	25,945	26,486

TOTAL	$178,731	$179,819	$39,821	$41,420

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$136,359	$134,085	$(2,274)	75.8%
2	BBB	Baa	16,438	15,860	(578)	19.3%
3	BB	Ba	3,996	3,850	(146)	4.9%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$156,793	$153,795	$(2,998)	100.0%

The fixed income securities rated NAIC 3 are Wm. Wrigley Jr. Co. bonds that mature in 2015.  In October 2008, Mars, Inc. completed its acquisition of Wrigley.  Subsequently, these bonds are no longer rated by the major rating agencies.  These securities continue to pay the expected coupon payments under the contractual terms of the securities.

The fixed income portfolio contained 51 unrealized loss positions as of September 30, 2009. The $3.0 million in associated unrealized losses for these 51 securities represents 0.2% of the fixed income portfolio’s cost basis. Of these 51 securities, 25 have been in an unrealized loss position for more than 12 consecutive months and these collectively represent $2.0 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  As of April 1, 2009, we adopted recent GAAP guidance on the recognition and presentation of OTTI. Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to gauge the likelihood of principal and interest being collected.

Through September 30, 2009, the total impairment charge for fixed income securities was $4.5 million.  These securities were other-than-temporarily impaired and either sold or impaired as a result of our intent to sell the securities.  Our intent to sell these securities was based on our policy to make decisions to sell on a security by security basis and in this case reflected our belief that other investment opportunities would help us better achieve our investment objectives.  Because we have sold or have the intent to sell these securities, the entire amount of the loss was included in net earnings.  These securities were deemed other-than-temporarily impairment during the first six months of the year.  No additional OTTI charges were incurred in the third quarter of 2009.

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

As of September 30, 2009, we held 11 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.8 million. Of the 11 common stock positions that were in an unrealized loss position, two have been in an unrealized loss position for more than 12 consecutive months. These securities represent $0.4 million in unrealized losses. Based on our analysis, these securities have the potential for recovery in a reasonable period of time and we have the ability to hold these securities until recovery.

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

Through September 30, 2009, the total impairment charge for equity securities was $40.7 million.   These securities were other-than-temporarily impaired and either sold or impaired as a result of our intent to sell the securities.  This determination was based on the extent and duration of the market decline and our belief that other securities may offer better opportunities to achieve our investment objectives.   As such, we no longer had the intent to hold these securities until recovery and deemed them as other-than-temporarily impaired.  These securities were deemed other-than-temporarily impairment during the first six months of the year.  No additional OTTI charges were incurred in the third quarter of 2009.

3.  FAIR VALUE MEASUREMENTS

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determined the fair values of certain financial instruments based on the fair value hierarchy.  GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance also describes three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of September 30, 2009
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$1,068	$—	$1,068
Available-for-sale securities	238,590	1,295,233	—	1,533,823
Total	$238,590	$1,296,301	$—	$1,534,891

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

4.  STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the executive resources committee and the board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,193,000 stock options under this plan, including 244,900 thus far in 2009. Under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.

Options generally vest and become exercisable ratably over a five-year period. Beginning with the annual grant in May 2009, options granted have an eight-year life. Prior to the May grant, options were granted with a ten-year life. The related compensation expense is recognized over the requisite service period. In most instances, the requisite service period and vesting period will be the same.  For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the requisite service period is deemed to be met and options are immediately expensed on the date of grant.  For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility.  Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity for the periods ended September 30, 2009 and 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	244,900	$47.84
Options exercised	(58,815)	$28.94		$1,403
Options canceled/forfeited	(20,030)	$51.96
Outstanding options at September 30, 2009	1,595,183	$44.46	6.17	$13,271
Exercisable options at September 30, 2009	923,252	$39.76	4.94	$12,022

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2008	1,605,252	$36.34
Options granted	246,250	$50.52
Options exercised	(315,351)	$21.90		$12,332
Options canceled/forfeited	(3,120)	$51.42
Outstanding options at September 30, 2008	1,533,031	$41.56	6.46	$34,279
Exercisable options at September 30, 2008	972,920	$35.30	5.08	$27,845

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2009, 244,900 options were granted with an average exercise price of $47.84 and an average fair value of $11.28.  We recognized $0.8 million of expense in the third quarter of 2009, and $2.1 million in the first nine months of 2009, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2009, and $0.8 million in the first nine months of 2009, related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $4.7 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2009	2008
Weighted-average fair value of grants	$11.28	$12.58
Risk-free interest rates	2.06%	3.29%
Dividend yield	1.56%	1.53%
Expected volatility	26.20%	23.76%
Expected option life	5.71 years	6.34 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2009	2008	2009	2008
Casualty	$64,794	$76,993	$202,766	$237,559
Property	39,829	36,376	115,394	110,869
Surety	18,113	17,481	52,750	50,682

Net premiums earned	$122,736	$130,850	$370,910	$399,110

Net investment income	16,295	19,844	50,494	58,707
Net realized gains (losses)	6,985	(24,212)	(20,789)	(12,396)

Total consolidated revenue	$146,016	$126,482	$400,615	$445,421

	NET EARNINGS		NET EARNINGS
	2009	2008	2009	2008
Casualty	$17,330	$18,537	$37,380	$33,446
Property	3,914	(11,059)	19,271	10,850
Surety	1,708	7,719	6,571	14,704

Net Underwriting Income	$22,952	$15,197	$63,222	$59,000

Net investment income	16,295	19,844	50,494	58,707
Net realized gains (losses)	6,985	(24,212)	(20,789)	(12,396)
General corporate expense and interest on debt	(3,689)	(3,381)	(10,384)	(10,950)
Equity in earnings of unconsolidated investee	1,120	248	5,242	6,417

Total earnings before income taxes	$43,663	$7,696	$87,785	$100,778
Income tax expense (benefit)	12,644	(890)	24,502	28,083

Total net earnings	$31,019	$8,586	$63,283	$72,695

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2009	2008	2009	2008

Casualty
General liability	$28,533	$34,163	$88,353	$107,465
Commercial and personal umbrella	15,474	16,335	47,131	48,771
Commercial transportation	10,264	11,292	31,732	35,409
Specialty programs	4,533	8,084	17,217	23,580
Executive coverages	3,956	3,504	11,433	10,057
Other	2,034	3,615	6,900	12,277
Total	$64,794	$76,993	$202,766	$237,559

Property
Commercial property	$20,915	$19,967	$61,482	$65,710
Marine	12,880	12,928	39,101	35,468
Other property	6,034	3,481	14,811	9,691
Total	$39,829	$36,376	$115,394	$110,869

Surety	$18,113	$17,481	$52,750	$50,682
Grand Total	$122,736	$130,850	$370,910	$399,110

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

One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed,because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not be more or less than recorded amounts; if actual liabilities differ from recorded amounts, there will be an adverse or favorable effect on net earnings. In evaluating the objective performance measures previously mentioned, it is important to consider the following individual characteristics of each major insurance segment.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2009, make a reasonable provision to meet our future obligations.

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

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate. Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty segment where the most significant estimation risks reside. Also, some of the variance is currently being carried on our surety segment where we expect the impact of the recent economic environment to emerge over time. These estimation risks are considered when setting the initial loss ratio for the product and segment. In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods. It is also possible that the risks materialize above the amount we considered when booking our initial loss reserves. In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of September 30, 2009.

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

•      The probability that we will recover the entire amortized cost basis of our fixed income securities; or

•      For our equity securities, our ability and intent to hold the investment   for a reasonable period of time sufficient to allow for recovery.

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

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

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

We consider uncertainties in income taxes and recognize those in our financial statements as required.  As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the condensed consolidated financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Consolidated revenues, as displayed in the table that follows, totaled $400.6 million for the first nine months of 2009 compared to $445.4 million for the same period in 2008.

	For the Nine-Month Period
	Ended September 30,
	2009	2008
Consolidated revenues (in thousands)
Net premiums earned	$370,910	$399,110
Net investment income	50,494	58,707
Net realized investment losses	(20,789)	(12,396)
Total consolidated revenue	$400,615	$445,421

Consolidated revenue for the first nine months of 2009 decreased $44.8 million, or 10%, from the same period in 2008.  Net premiums earned for the Group decreased 7% from 2008 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 14% to $50.5 million due to changes in asset allocation and a lower interest rate environment.  Investment losses for both periods were the result of unease in the financial system and overall market volatility experienced, particularly during the last half of 2008 and first quarter of 2009, which is discussed in further detail below.

Net after-tax earnings for the first nine months of 2009 totaled $63.3 million, $2.91 per diluted share, compared to $72.7 million, $3.32 per diluted share for the same period in 2008.  While both periods benefited from positive underwriting income that was bolstered by favorable reserve development, results for 2009 were negatively impacted by lower investment income and net realized investment losses.  In 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $45.2 million. In 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $42.8 million. Partially offsetting this favorable development in 2008 was $24.0 million in pre-tax hurricane losses.  Bonus and profit sharing-related expenses related to these specific items totaled $7.2 million in 2009 and $0.3 million in 2008. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first nine months of 2009, equity in earnings of unconsolidated investee totaled $5.2 million from Maui Jim, Inc. (Maui Jim).  The first nine months of 2008 reflected $6.4 million in Maui Jim income.  Maui Jim, a producer of premium sunglasses, has been affected by the slowdown in economic conditions and the ensuing effect on consumer discretionary spending. During 2009, Maui Jim has recorded foreign exchange gains on accounts receivable from international sunglass sales, which has served to partially offset the impact of the economic slowdown.  During 2008, Maui Jim recorded foreign exchange losses on these receivables, which negatively impacted earnings. The decreasing value of the dollar during 2009 resulted in currency gains, while the increasing value of the dollar in 2008 resulted in currency losses.

Results for the first nine months of 2009 included pretax net realized losses of $20.8 million, compared to pretax net realized losses of $12.4 million, for the same period last year.  The majority of our realized losses relate to impairments of equity securities as well as a position in a market related exchange traded fund which was liquidated, both in the first half of the year. Of the total net realized losses, $45.2 million represents impairment losses through September 30, 2009.  Results for 2008 were also impacted by $37.7 million of impairment losses.  The majority of 2008 losses were incurred during the third quarter and were related to the turmoil experienced in the financial sector.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $126.6 million, $5.82 per diluted share, for the first nine months of 2009, compared to comprehensive earnings of $4.4 million, $0.20 per diluted share, for the same period in 2008. Unrealized gains, net of tax, for the first nine months of 2009 were $63.4 million, compared to unrealized losses of $68.3 million for the same period in 2008.  Both the bond and equity markets rallied during the second and third quarter of 2009, while the financial crisis in 2008 negatively impacted both markets.  In addition, current asset allocation strategies have focused on limiting the impact of volatility in the equity markets, while placing a higher portfolio allocation to short-term investments.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $487.2 million for the first nine months of 2009 from $518.9 million for the same period of 2008, as the continued decline in casualty writings served to offset growth in writings from property and surety.  Underwriting income for the Group increased to $63.2 million for the first nine months of 2009.  Underwriting income for 2009 benefited from $45.2 million in favorable development on prior accident years’ loss and hurricane reserves, as well as a benign hurricane season.  In 2008, underwriting income included $42.8 million in favorable development on prior accident years’ loss reserves, which was partially offset by $24.0 million in losses from hurricanes.  The GAAP combined ratio totaled 82.9 in 2009, compared to 85.2 in 2008.  While overall underwriting results have improved in 2009, current accident year results have been negatively impacted by the decline in premiums. Rate reductions have the effect of increasing loss ratio assumptions and acquisition expenses, as a percentage of premiums earned increase, particularly on casualty products, which are discussed further below.

	For the Nine-Month Period
	Ended September 30,
	2009	2008
Gross premiums written (in thousands)
Casualty	$254,933	$307,860
Property	163,959	151,372
Surety	68,336	59,710
Total	$487,228	$518,942

Underwriting income (in thousands)
Casualty	$37,380	$33,446
Property	19,271	10,850
Surety	6,571	14,704
Total	$63,222	$59,000

Combined ratio
Casualty	81.6	85.9
Property	83.3	90.2
Surety	87.5	71.0
Total	82.9	85.2

Casualty

Gross premiums written for the casualty segment totaled $254.9 million for the first nine months of 2009, a decrease of $52.9 million, or 17%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $89.4 million, a decrease of $19.6 million, or 18%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The significant reduction in construction activity, along with continued rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $10.0 million for 2009, a decrease of $17.5 million, or 64%, from the same period last year.  This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business.  Our deductible buy-back program, which was written through an individual producer, declined $12.3 million from the same period last year as we discontinued the program in late 2008. As the casualty market remains soft, we will continue to focus on growing areas that provide the best return, while maintaining underwriting discipline.

In total, the casualty segment recorded underwriting income of $37.4 million, compared to $33.4 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2009 include general liability, transportation, commercial and personal umbrella and executive products.  Due to positive emergence, during the first nine months of 2009, we released reserves, improving the segment’s underwriting results by $49.2 million.  From an accident year standpoint, the majority of the favorable development occurred on accident years 2005 through 2008.  From a comparative standpoint, results for 2008 included $34.0 million of favorable loss experience on prior accident years, primarily for general liability, and commercial and personal umbrella.  Accident years contributing the most to the release were 2004 through 2006.

Overall, the combined ratio for the casualty segment was 81.6 for 2009 compared to 85.9 in 2008. The segment’s loss ratio was 47.7 in 2009 compared to 54.8 in 2008, primarily driven by the higher amount of aforementioned favorable development in 2009 on prior accident years. As described in our 2008 Annual Report on Form 10-K, we reflect historical loss experience, historical and projected price changes, and historical and projected loss cost inflation in our expected loss ratio projections.  For 2009, we anticipated continued rate declines.  While favorable loss trends have partially mitigated the impact, the continued decline in rate has resulted in increased loss ratio estimates for the 2009 accident year.  The expense ratio for the casualty segment was 33.9 for the first nine months of 2009 compared to 31.1 for the same period of 2008. The decline in premium during 2009 has resulted in reduced leverage on acquisition-related expenses.

Property

Gross premiums written for the Group’s property segment totaled $164.0 million for the first nine months of 2009, an increase of $12.6 million, or 8%, from the same period last year.  Our domestic fire book recorded gross premiums written of $59.0 million, an increase of $3.7 million, or 7%, from the same period last year.  Difference-in-conditions (DIC) gross premiums written increased $3.1 million, or 8%, to $39.5 million for the first nine months of 2009.  We have experienced rate increases in both of these lines and have been able to increase premium while reducing overall exposures.  After posting a 7% increase in premium during the first half of 2009, our marine product posted a decline in premium during the third quarter.  Through September, marine recorded $46.6 million in gross premiums written, slightly below last year’s amount.  The exit of the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings.  Our facultative reinsurance product, launched in 2007, grew $6.8 million, or 258%, to $9.4 million in gross premiums written for the first nine months of 2009.

Underwriting income for the segment was $19.3 million for the first nine months of 2009, compared to $10.9 million for the same period in 2008.  Results for 2009 reflect a low loss ratio on our commercial fire book coupled with a benign hurricane season.  Partially offsetting these factors, however, was unfavorable loss experience on current and prior accident years for marine. This development is primarily attributable to the commercial tug and towing class of business that impacts both hull and protection and indemnity coverages.  Underwriting action, including the non-renewal of unprofitable accounts, was initiated in late 2008 and has continued in 2009.  As a direct result of poor underwriting results in this marine class, we increased IBNR reserves on current and prior accident years for the affected coverages. These additions negatively impacted the segment’s underwriting results by $10.2 million.  On a positive note, reserves for the 2008 hurricanes and run-off construction business continued to trend favorably.  During 2009, we experienced $2.7 million of favorable development on 2008 hurricane reserves and $0.8 million of other favorable development, primarily on construction reserves. From a comparative standpoint, results for 2008 included $22.5 million in losses associated with Hurricanes Gustav and Ike.

Segment results for 2009 translate into a combined ratio of 83.3, compared to 90.2 for the same period last year. The segment’s loss ratio was 43.1 in 2009 compared to 51.2 in 2008, which was impacted by hurricane losses.  From an expense standpoint, the segment’s expense ratio, which was impacted by increased bonus and profit sharing expenses was 40.2 for 2009, compared to 39.0 for 2008.

Surety

The surety segment recorded gross premiums written of $68.3 million for the first nine months of 2009, an increase of $8.6 million, or 14%, from the same period last year.  Premium growth was experienced across fidelity, contract and miscellaneous lines, while commercial and energy writings declined slightly.  Our fidelity division, which launched in September 2008, added gross premiums written of $7.9 million in the first nine months of 2009.  The segment recorded underwriting income of $6.6 million, compared to $14.7 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2007, which improved the segment’s underwriting results by $6.0 million.

The combined ratio for the surety segment totaled 87.5 in 2009, versus 71.0 for the same period in 2008.  The segment’s loss ratio was 21.2 for 2009, compared to 6.0 for 2008, due to the aforementioned favorable development in 2008 on prior accident years.  The expense ratio for 2009 was 66.3 compared to 65.0 for the same period last year, reflective of increased expenses associated with product expansion.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the second and third quarters, the capital markets have continued to improve after a volatile first quarter.  The significant rally in both the fixed income and equity markets has greatly reduced the number of securities with and the amount of unrealized losses.  In addition, our analysis concludes that none of the current positions with an unrealized loss are OTTI.

While both the fixed income and equity markets have rallied substantially over the past six months, some market indicators remain weak.    As such, and as evidenced in our investment allocation table below, we have continued to underweight our equity exposures in an attempt to reduce the volatility of our portfolio.

	9/30/2009		12/31/2008
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,475,032	79.5%	1,274,056	76.8%
Equity securities	238,590	12.8%	286,790	17.3%
Short-term investments	142,771	7.7%	97,982	5.9%
Total	1,856,393	100.0%	1,658,828	100.0%

In the first half of 2009, we eliminated all our positions in preferred stocks, real estate investment trusts (REITs), and our high yield municipal bond mutual fund.  Our current equity allocation represents 13% of our total investment portfolio.

We believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first nine months of 2009, net investment income decreased by 14.0% over that reported for the same period in 2008.  The decrease in investment income is a result of our eliminating higher yielding equity securities including preferred stock, the high-yield municipal bond fund, and REITs.  These securities were deemed other-than-temporarily impaired during the second half of 2008 and ultimately disposed of during 2009.  Through the first nine months of 2009, we continue to hold a higher than usual allocation to short-term investments yielding substantially less than the more volatile equity securities previously held.  In addition, short-term rates have substantially declined as a result of the Federal Reserve cutting short-term rates to near 0%.

The average annual yields on our fixed income investments (excluding short-term investments) for the first nine months of 2009 and 2008 were as follows:

	2009	2008
Pretax Yield
Taxable	5.12%	5.47%
Tax-Exempt	3.94%	4.01%
After-tax yield
Taxable	3.33%	3.56%
Tax-Exempt	3.73%	3.80%

The fixed income portfolio increased by $201.0 million in the first nine months of 2009.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 8.4%.  The equity portfolio had a total return of 10.2% for the first three quarters of 2009.  Our equity portfolio declined by $48.2 million during the first nine months, to $238.6 million.

We continuously monitor the values of our investments in fixed income securities and equity securities for OTTI.  If this review suggests that a decline in fair value is other-than-temporary based upon many factors including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings.

We recognized a total of $20.8 million in net realized losses in the first nine months of 2009, compared to net realized losses of $12.4 million in the first nine months of 2008.  Of the 2009 total, $45.2 million of losses relates to OTTI charges that were taken because there were changes in our intent to no longer hold the security or the anticipated recovery period was deemed unreasonable.  During the first nine months of 2009, we realized $7.8 million in gains on securities sold that were previously written down as being other-than-temporarily impaired.

We regularly review investment securities for impairment using both quantitative and qualitative criteria.  Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security.  Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent to sell or if it is more-likely-than-not that we will be required to sell the fixed income security before recovery of its amortized cost basis or our intent and ability to hold the equity security for a reasonable period of time until recovery.

In the first three quarters of 2008, there were $37.7 million in losses associated with impaired securities.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of September 30, 2009, including fair value, cost basis, and unrealized gains and losses.

	9/30/2009
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$13,425	$14,258	$1,409	$(576)	$833	6.2%
Consumer Staples	12,974	25,142	12,168	—	12,168	93.8%
Energy	11,119	21,995	10,991	(115)	10,876	97.8%
Financials	18,355	25,362	7,055	(48)	7,007	38.2%
Healthcare	6,801	14,605	7,873	(69)	7,804	114.7%
Industrials	16,800	25,116	8,316	—	8,316	49.5%
Materials	4,053	4,526	473	—	473	11.7%
Information Technology	15,787	23,731	7,988	(44)	7,944	50.3%
Telecommunications	4,409	8,251	3,842	—	3,842	87.1%
Utilities	39,662	50,911	12,203	(954)	11,249	28.4%
ETF	23,120	24,693	1,573	—	1,573	6.8%
	$166,505	$238,590	$73,891	$(1,806)	$72,085	43.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of September 30, 2009, we had $429.9 million in municipal securities.  As of September 30, 2009, approximately 16% of our municipal bond portfolio maintains an ‘AAA’ rating, and 65% of our municipal bond portfolio maintains an ‘AA’ rating.

INCOME TAXES

Our effective tax rate for the first nine months of 2009 and 2008 was 28%. Effective rates are dependent upon components of pretax earnings and the related tax effects.  Both periods reflect similar levels of underwriting income and realized investment losses, which are taxed at 35%.  In addition,  the proportion of items that are non-taxable or partially-taxed was similar between periods.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2009 and 2008 as a result of the following:

	2009		2008
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$30,725	35%	$35,272	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(4,036)	-5%	(4,834)	-5%
Dividends received deduction	(1,086)	-1%	(2,499)	-2%
Dividends paid deduction	(420)	0%	(378)	0%
Other items, net	(681)	-1%	522	0%

Total tax expense	$24,502	28%	$28,083	28%

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

The following table summarizes cash flows for the nine-month periods ended September 30, 2009 and 2008:

	2009	2008
	(in thousands)
Operating cash flows	$108,445	$126,732
Investing cash flows	$(101,397)	$(39,030)
Financing cash flows	$(7,048)	$(87,702)
Total	$—	$—

Cash flows from operating activities decreased during the first nine months of 2009 compared to that reported for the same period in 2008, due largely to a decrease in premiums written.  In addition, reinsurance receipts are down in 2009.  There were several large claims settled in the fourth quarter of 2007 on which reinsurance proceeds were received in early 2008.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at September 30, 2009 was $101.7 million.  The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements.

As of September 30, 2009, we had short-term investments and other investments maturing within one year of approximately $172.0 million and investments of $473.2 million maturing within five years.  As of September 30, 2009, our short-term investments were held in government funds within multiple fund families, including JPMorgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of September 30, 2009, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2009, our investment portfolio had a book value of $1.9 billion. Invested assets at September 30, 2009, increased by $197.6 million from December 31, 2008.

As of September 30, 2009, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$322,203	$324,234	$2,031	17.4%	AAA
Corporates	381,891	401,131	19,240	21.6%	A
Mortgage-backed	243,145	250,953	7,808	13.5%	AAA
Asset-backed	61,533	62,545	1,012	3.4%	AAA
Treasuries	6,654	6,938	284	0.4%	AAA
Munis	411,632	430,319	18,687	23.2%	AA
Total Fixed Income	$1,427,058	$1,476,120	$49,062	79.5%	AA

Equities	$166,505	$238,590	$72,085	12.8%

Short-term investments	$142,771	$142,771	$—	7.7%

Total Portfolio	$1,736,334	$1,857,481	$121,147	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30 this year.

As of September 30, 2009, our fixed income portfolio had the following rating distribution:

AAA	48.6%
AA	22.0%
A	20.7%
BBB	8.3%
NR	0.4%
Total	100.0%

Bonds shown as NR are the previously mentioned Wm. Wrigley Jr. Co. bonds as well as three municipal bonds that have chosen not to renew their ratings.

As of September 30, 2009, the duration of the fixed income portfolio was 5.1 years. Our fixed income portfolio remained well diversified, with 653 individual issues as of September 30, 2009.

Our investment portfolio has limited exposure to structured asset-backed products. We have $14.6 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

Included in the asset-backed securities total is $1.8 million in subprime home equity exposure. We have $48.0 million in securities backed by commercial mortgages and $251.0 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities is 4% percent of our investment portfolio and our direct subprime exposure is less than one percent.

At September 30, 2009, our equity portfolio had a fair value of $238.6 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2009, our equity portfolio had a dividend yield of 3.0% compared to 2.3% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 79 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2009, our capital structure consisted of $100.0 million in

10-year maturity senior notes maturing in 2014 (long-term debt) and $826.9 million of shareholders’ equity. Debt outstanding comprised 12.1% of total capital as of September 30, 2009.

We paid a quarterly cash dividend of $0.27 per share on October 15, 2009, the same amount as the prior quarter.  We have paid dividends for 133 consecutive quarters and increased dividends in each of the last 34 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2009 without prior approval is $67.8 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2008.  The total dividend paid in the first nine months of 2009 was $20.0 million. Other dividends paid in the previous three months totaled $5.0 million, bringing the total for the rolling 12-month period to $25.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $4.5 million for the first nine months of 2009, down $0.7 million from the same period in 2008.  As of September 30, 2009, outstanding debt balances totaled $100.0 million, the same amount outstanding at September 30, 2008.  Debt balances at September 30, 2009 and September 30, 2008 were comprised of the $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the nine-month periods ended September 30, 2009 and 2008:

	2009	2008
Line of Credit	NA	NA
Reverse repurchase agreements	NA	3.41%
Total short-term debt	NA	3.41%
Senior Notes	6.02%	6.02%
Total Debt	6.02%	5.48%

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Consolidated revenues, as displayed in the table that follows, totaled $146.0 million for the third quarter of 2009 compared to $126.5 million for the same period in 2008.

	For the Three-Month Period
	Ended September 30,
	2009	2008
Consolidated revenues (in thousands)
Net premiums earned	$122,736	$130,850
Net investment income	16,295	19,844
Net realized investment gains (losses)	6,985	(24,212)
Total consolidated revenue	$146,016	$126,482

Consolidated revenue for the third quarter of 2009 increased $19.5 million, or 15%, from the same period in 2008, which was negatively impacted by realized losses on the investment portfolio.  Net premiums earned for the Group decreased 6% from 2008 levels, as casualty writings continue to decline due to overall rate softening.  Net investment income declined 18% to $16.3 million due to changes in asset allocation and a lower interest rate environment. Net realized investments gains (losses) totaled a gain of $7.0 million in the third quarter of 2009, compared to losses of $24.2 million in 2008.  The result for 2008 was reflective of realized losses, the majority of which were other-than-temporarily-impaired securities primarily centered within our preferred stock portfolio which was concentrated in the financial sector.

Net after-tax earnings for the third quarter of 2009 totaled $31.0 million, $1.42 per diluted share, compared to $8.6 million, $0.40 per diluted share, for the same period in 2008.  While both periods reflect favorable reserve development on prior accident years, results for 2008 were negatively impacted by hurricane losses and realized investment losses.  In the third quarter of 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $18.2 million. Bonus and profit sharing-related expenses related to these favorable developments totaled $3.1 million in 2009.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital). Comparatively, in the third quarter of 2008, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $24.3 million, which was offset by $24.0 million in hurricane losses.

During the third quarter of 2009, equity in earnings of unconsolidated investee totaled $1.1 million from Maui Jim.  The third quarter of 2008 reflected $0.2 million in Maui Jim income, negatively affected by currency losses on accounts receivable from international sunglass sales.

Results for the third quarter of 2009 included pretax net realized gains of $7.0 million, compared to net realized losses of $24.2 million, for the same period last year. Results for 2008 were negatively impacted by the financial crisis and corresponding impact on our preferred stock portfolio which was heavily weighted in the financial sector.  These securities were exited subsequent to the third quarter of 2008.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $68.0 million, $3.12 per diluted share, for the third quarter of 2009, compared to a comprehensive loss of $15.5 million, $0.72 per diluted share, for the same period in 2008. Unrealized gains, net of tax, for the third quarter of 2009 were $37.0 million, compared to unrealized losses, net of tax, of $24.1 million for the same period in 2008. Results for 2009 reflect the rally in both the bond and equity markets, while results for 2008 were impacted by uncertainty in the economy and financial markets, which caused equity markets to decline.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $159.9 million for the third quarter of 2009 from $172.9 million in the third quarter of 2008, as the casualty writings continued to decline.  Underwriting income for the Group improved $7.7 million to $23.0 million for the third quarter of 2009.  Both periods benefited from favorable development on prior accident years’ loss reserve releases.  Results for 2008, however, were negatively impacted by hurricane losses.  The GAAP combined ratio totaled 81.3 in 2009, compared to 88.3 in 2008.

	For the Three-Month Period
	Ended September 30,
	2009	2008
Gross premiums written (in thousands)
Casualty	$83,337	$99,570
Property	51,177	51,599
Surety	25,406	21,728
Total	$159,920	$172,897

Underwriting income (loss) (in thousands)
Casualty	$17,330	$18,537
Property	3,914	(11,059)
Surety	1,708	7,719
Total	$22,952	$15,197

Combined ratio
Casualty	73.2	75.9
Property	90.2	130.4
Surety	90.6	55.8
Total	81.3	88.3

Casualty

Gross premiums written for the casualty segment totaled $83.3 million for the third quarter of 2009, a decrease of $16.2 million, or 16%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $25.4 million for the third quarter of 2009, down 22% from the same period last year.  As discussed previously, nearly 50% of the general liability book is construction-related. The reduction in construction activity has a direct correlation to gross premium writings as well as loss exposure.  Specialty program gross premiums written totaled $1.9 million for 2009, a decrease of $7.3 million, or 79%, from the third quarter of 2008. This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business. Our deductible buy-back program, which was written through an individual producer, declined $3.8 million from the same period last year as we discontinued the program in late 2008.

In total, the casualty segment recorded underwriting income of $17.3 million, compared to $18.5 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products affected were primarily general liability, transportation and commercial and personal umbrella.  Due to positive emergence, during the third quarter of 2009, we released reserves which improved the segment’s underwriting results by $19.1 million.  From a comparative standpoint, results for 2008 included $18.8 million of favorable loss experience on prior accident years, primarily for general liability and commercial and personal umbrella.

Overall, the combined ratio for the casualty segment was 73.2 for 2009 compared to 75.9 in 2008. The segment’s loss ratio was 37.4 in 2009 compared to 44.3 in 2008. While current accident year loss ratio estimates are higher than in 2008, actuarial loss projections for the 2009 accident year were reduced during the third quarter as loss trends have continued to be favorable. The expense ratio for the casualty segment was 35.8 for the third quarter of 2009 compared to 31.6 for the same period of 2008.

Property

Gross premiums written for the Group’s property segment totaled $51.2 million, similar to that reported for the same period last year.  Our domestic fire book recorded gross premiums written of $16.6 million, a decrease of $0.9 million, or 5%, from the same period last year. While wind rates softened a bit during the third quarter, rates remain above those experienced last year. The decline in premiums is reflective of decreased exposures.  Difference-in-conditions (DIC) gross premiums written increased $0.4 million, or 3%, to $12.0 million for the third quarter of 2009.  Modest rate increases have been achieved, while keeping overall exposures relatively flat.  Our facultative reinsurance division, launched in 2007, grew $2.5 million, or 249%, to $3.6 million for the third quarter of 2009. After posting a 7% increase in premium during the first half of 2009, our marine division posted a decline in premium during the third quarter.  For the third quarter, marine recorded $15.5 million in gross premiums written, down 13% from the same period last year.  This decline was largely due to exiting the commercial tug and tow business, a class of marine business that had experienced adverse loss experience.

The property segment had underwriting income of $3.9 million for the third quarter of 2009, compared to an underwriting loss of $11.1 million for the same period in 2008.  Results for 2009 reflect a low loss ratio on our commercial fire book coupled with a benign hurricane season.  Partially offsetting these factors, however, was unfavorable loss experience on current and prior accident years for our marine division. This development is primarily attributable to the commercial tug and towing class of business that impacts both hull and protection and indemnity coverages.  Underwriting action, including the non-renewal of unprofitable accounts, was initiated in late 2008 and has continued in 2009.  As a direct result of poor underwriting results in this marine class, we increased IBNR reserves on current and prior accident years for the affected coverages.   These additions negatively impacted the segment’s underwriting results for the third quarter by $4.2 million.  On a positive note, reserves for the 2008 hurricanes continued to trend favorably, resulting in $0.6 million in favorable reserve development in the quarter.  From a comparative standpoint, results for 2008 included $22.5 million in property losses from Hurricanes Gustav and Ike.

Segment results for 2009 translate into a combined ratio of 90.2, compared to 130.4 for the same period last year. The segment’s loss ratio decreased to 48.7 from 91.8 in 2008, which was impacted by the aforementioned hurricane losses.  From an expense standpoint, the segment’s expense ratio for the third quarter was 41.5 for 2009, compared to 38.6 in 2008.

Surety

The surety segment recorded gross premiums written of $25.4 million for the third quarter of 2009, an increase of $3.7 million, or 17%, from the same period last year.  Premium growth was experienced across fidelity, contract and miscellaneous lines, while commercial and energy writings declined slightly.  Our fidelity division, which launched in September 2008, added gross premiums written of $2.2 million in the third quarter of 2009. Premiums written for contract surety increased by $1.6 million, driven largely by geographic expansion.  The surety segment recorded underwriting income of $1.7 million, compared to $7.7 million for the same period last year. Results for 2008 include favorable loss development on prior accident years, primarily 2007, which led to reserve releases during the third quarter of 2008.  These reserve releases improved the segment’s underwriting results by $4.9 million.

The combined ratio for the surety segment totaled 90.6 for the third quarter of 2009, versus 55.8 for the same period in 2008.  The segment’s loss ratio was 22.4 for 2009, compared to -8.6 for 2008, as 2008 was favorably impacted by the aforementioned favorable reserve development.  The expense ratio was 68.2 compared to 64.4 for the same period last year, reflective of increased investment in product expansion.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $16.3 million during the third quarter of 2009, a decrease of 17.9% from that reported for the same period in 2008.  The decrease in income is due to exiting higher yielding securities such as preferred stocks and a high yield municipal bond fund earlier in the year.  On an after-tax basis, investment income decreased by 19.4%.

Yields on our fixed income investments for the third quarter of 2009 and 2008 are as follows:

	3Q 2009	3Q 2008
Pretax Yield
Taxable	4.72%	5.50%
Tax-Exempt	3.97%	4.06%
After-tax yield
Taxable	3.07%	3.58%
Tax-Exempt	3.76%	3.85%

We recognized $7.0 million in realized gains in the third quarter of 2009, compared to realized losses of $24.2 million in the third quarter of 2008.  Investment gains during the quarter primarily relate to the sale of previously considered other-than-temporarily impaired securities that had exhibited some recovery, as well as sales of some municipal bonds that were lower quality relative to others in our portfolio.  As previously indicated, our OTTI charges relate to securities we no longer have the intent to hold until recovery thus these securities were subsequently sold.

We did not record any realized losses associated with OTTI of securities during the third quarter of 2009.

At September 30, 2009, we did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the third quarter of 2008, there were $32.2 million in losses associated with impaired securities.

INCOME TAXES

Our effective tax rate for the third quarter of 2009 was 29% compared to -12% for the same period in 2008.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for third quarter of 2009 is the result of increased underwriting and investment results. In the third quarter of 2008, we experienced hurricane losses, which negatively impacted underwriting income, as well as realized losses on our investment portfolio.  These factors, combined with an increase in the permanent tax reductions (mainly attributable to the Maui Jim dividend received), resulted in a negative effective tax rate for the third quarter of 2008.

Our net earnings include equity in earnings of an unconsolidated investee.  This investee does not have a pattern of paying dividends.  As a result, we record a deferred tax liability on these earnings at the corporate capital gains rate of 35%.  In the third quarter of 2008, we received a $4.0 million dividend from Maui Jim.  As required by accounting guidance on income taxes, we recognized a $1.1 million tax benefit from applying the lower tax rate applicable to affiliated dividends as compared to the corporate gains rate on which the deferred tax liabilities were based.  This benefit was included in the total dividend received deduction caption in the table below.  We recorded no such tax benefit in the third quarter of 2009.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2009 and 2008 as a result of the following:

	2009		2008
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$15,282	35%	$2,694	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,255)	-3%	(1,660)	-22%
Dividends received deduction	(346)	-1%	(1,550)	-20%
Dividends paid deduction	(144)	0%	(133)	-2%
Other items, net	(893)	-2%	(241)	-3%

Total tax expense (benefit)	$12,644	29%	$(890)	-12%

Other items, net in the table above for 2009 included a $0.7 million tax benefit recorded to adjust our interim tax rate to our anticipated full year effective rate of 28%.  On an interim basis, we are required to book to an expected annual effective tax rate.  This process requires that we review the various components of income (loss) and the relating tax expense (benefit) and adjust the interim effective tax rate to reflect our anticipated annual effective rate.  During the first quarter of 2009, we experienced $33.5 million in net realized investment losses. In relation to earnings from operations, these losses represented a significantly higher percentage than we would expect for the full year and resulted in the need to increase the interim effective tax rate and corresponding tax expense.  In essence, we were unable to recognize the full tax benefit of realized investment losses.  Since the first quarter, we recorded $12.7 million of net realized investment gains and substantially higher earnings from operations.  As a result, we were able to recognize additional tax benefit on the investment losses recorded during the first quarter.  This benefit was recognized by reducing the effective tax rate adjustment (tax expense) from $2.5 million in the first quarter to $0.1 million as of the end of the third quarter.

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

Item 2.                                                        Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  In light of market volatility in the second half of 2008, the repurchase program was suspended in the third quarter of 2008.  The repurchase program remained suspended through the third quarter on 2009. On October 19, 2009, we announced that our repurchase program was being re-activated.

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

Date: October 28, 2009