Form 10-K
period 2009-12-31
RLI CORP
filed 2010-02-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2009, based upon the closing sale price of the Common Stock on June 30, 2009 as reported on the New York Stock Exchange, was $808,631,398.  Shares of Common Stock held directly or indirectly by each officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 17, 2010 was 21,151,723.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2009 Financial Report to Shareholders for the past year ended December 31, 2009, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2010 annual meeting of security holders to be held May 6, 2010, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 57-58 of this document, which lists documents incorporated by reference herein.

PART I

Item 1.             Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group.  We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia and the authority to write fidelity and surety in North Carolina. We are an Illinois corporation that was organized in 1965.  We have no material foreign operations.

We maintain an Internet website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission as soon as reasonably practicable after such materials are filed or furnished.

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

We distribute our property and casualty insurance through our wholly-owned branch offices that market to wholesale producers. We also market certain coverages to retail producers from several of our casualty, surety and property operations. We produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents. The majority of business is marketed through our branch offices located throughout the United States.

For the year ended December 31, 2009, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2009, no other state accounted for 1.5 percent or more of total direct premiums earned for all coverages.

	Direct Premiums Earned	Percent of Total
State	(in thousands)
California	$119,568	18.7%
New York	93,452	14.6%
Florida	78,817	12.3%
Texas	54,382	8.5%
New Jersey	25,448	4.0%
Illinois	17,588	2.7%
Louisiana	16,069	2.5%
Hawaii	15,893	2.5%
Pennsylvania	14,884	2.3%
Washington	13,460	2.1%
Massachusetts	10,892	1.7%
Ohio	9,553	1.5%
All Other	170,028	26.6%

Total direct premiums	$640,034	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

	Year Ended December 31,
(in thousands)	2009	2008	2007
PREMIUMS WRITTEN
Direct & Assumed	$631,200	$681,169	$739,334
Reinsurance ceded	(161,284)	(167,713)	(200,571)
Net	$469,916	$513,456	$538,763

PREMIUMS EARNED
Direct & Assumed	$654,323	$701,042	$771,623
Reinsurance ceded	(162,362)	(172,278)	(227,145)
Net	$491,961	$528,764	$544,478

Specialty Insurance Market Overview

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our markets. Most of our risks are underwritten on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.

We operate in both the excess and surplus insurance market and the specialty admitted insurance market.

Excess and Surplus Insurance Market

The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows us to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2009, the excess and surplus market represented approximately $25 billion, or 5 percent, of the entire $493 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operation wrote gross premiums of $257.4 million, or 41 percent, of our total gross premiums written.

Specialty Admitted Insurance Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2009, our specialty admitted operations wrote gross premiums of $373.8 million representing approximately 59 percent of our total gross premiums written for the year.

Business Segment Overview

Our segment data is derived using the guidance set forth in FASB Accounting Standards Codification (ASC) 280, “Segment Reporting.”  As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations are casualty, property and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. In 2009, we expanded into the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists.   Net premiums earned from our general liability business totaled $115.4 million, $140.9 million and $167.9 million, or 21 percent, 25 percent and 26 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $62.4 million, $65.1 million and $66.3 million, or 11 percent, 12 percent and 10 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Commercial Transportation

Our transportation insurance facility in Atlanta provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide.  Net premiums earned from this business totaled $42.2 million, $46.7 million and $49.1 million, or 8 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Executive Products

We provide a variety of professional liability coverages, such as directors’ and officers’ (D&O) liability insurance, employment practices liability and other miscellaneous professional liability coverages, for a variety of low to moderate classes of risks. We tend to focus on smaller accounts, avoiding the large account sector which is generally more sensitive to price competition.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), Clause 1 (also known as “Side A” coverage, where corporations cannot indemnify the individual D&Os), private companies, nonprofit organizations and sole-sponsored and multi-employer fiduciary liability accounts.  Our primary focus for publicly traded companies is on providing Clause 1 coverage.  Additionally, we are having success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  In 2009, we began offering coverage for select first and third party cyber liability exposures.  Net premiums earned from the executive products business totaled $15.6 million, $13.8 million and $12.0 million, or 3 percent, 2 percent and 2 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Specialty Program Business

We offer program business in a variety of areas, which are typically multiple coverages combined into a package or portfolio policy.  Our program coverages include: commercial property, general liability, inland marine, crime and deductible buy-back. We rely primarily on program administrators as sources for this business.    Net premiums earned from this business totaled $21.6 million, $38.3 million and $38.5 million, or 4 percent, 7 percent and 6 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Other

We offer a variety of other smaller programs in our casualty segment, including in-home business and employer’s excess indemnity.  In February 2009, we began a professional liability for architects and engineers coverage targeting small to medium-size risks.  Net premiums earned from these lines totaled $7.9 million, $8.6 million and $9.6 million, or 1 percent, 2 percent and 1 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Property Segment

Commercial

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures. We also write boiler and machinery coverage under the same management as commercial property.  Net premiums earned from commercial property business totaled $81.8 million, $85.3 million and $92.6 million, or 15 percent, 15 percent and 14 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Marine

Our marine coverages include cargo, hull and protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages.  In May 2007, the marine division added specialty cargo coverage that focuses on high-tech and life sciences risks.  In March 2008, the marine division added a yacht program.  In 2009, 2008 and 2007, marine net premiums earned totaled $52.5 million, $48.2 million and $32.9 million, or 10 percent, 9 percent and 5 percent of consolidated revenues, respectively.

Other

We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii.  We have reduced our Hawaii wind exposure through more restrictive underwriting over the last 18 months.

In July 2007, we launched a division focused on facultative reinsurance.  The division underwrites property facultative reinsurance for insurance companies utilizing reinsurance intermediaries.

Net premiums earned from the above coverages totaled $21.0 million, $13.4 million and $12.9 million, or 4 percent, 2 percent and 2 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Surety Segment

Our surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical and refining industries. We offer miscellaneous bonds, including license and permit, notary and court bonds.  In September 2008, we launched a fidelity division focusing on fidelity and crime coverage for commercial insureds and select financial institutions.  These bonds are written through independent agencies as well as regional and national brokers. Net earned premium from the surety segment totaled $71.6 million, $68.4 million and $62.7 million, or 13 percent, 12 percent and 10 percent of consolidated revenues for 2009, 2008 and 2007, respectively.

Marketing and Distribution

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.  We also market through agencies and more recently through e-commerce channels.

Brokers

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella and commercial automobile coverages. This business is produced through wholesale and retail brokers who are not affiliated with us.

Independent Agents

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

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, Ace, Arch, James River, Landmark, Navigators, USLI, Great West, Lancer, National Interstate, Chubb, Philadelphia, Great American, Travelers and CNA. Our primary competitors in our property segment are, among others, Ace, Lexington, Arch, Crum & Forster, Travelers and Markel. Our primary competitors in our surety segment are, among others, Ace, Arch, HCC, CNA, Safeco, North American Specialty, Travelers and Hartford. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse and we offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2009, the following ratings were assigned to our insurance companies:

A. M. Best
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity (RLI Group)	A+, Superior

Standard & Poor’s*
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity	A2, Good

* Standard & Poor’s does not rate RLI Indemnity

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  During 2009, RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion).  As of December 31, 2009, the policyholders’ statutory surplus of RLI Group totaled $784.2 million.

RLI Corp’s existing $100 million of senior notes maturing in 2014 maintains a Standard & Poor’s rating of  “BBB+”, Moody’s “Baa2” and a Fitch rating of “BBB.”

Reinsurance

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $162.4 million, $172.3 million and $227.1 million in

2009, 2008 and 2007, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. While reinsurance does not relieve us of our legal liability to our policyholders, we use reinsurance as an alternative to using our own capital to fund losses.  Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost of and the ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics.  A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage.  More than 91 percent of our reinsurance recoverables are due from companies rated “A” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the 10 largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2009. These are all rated “A” or better by A.M. Best and Standard and Poor’s rating services.  Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2009.

(dollars in thousands)			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
	Rating	Rating	12/31/2009	Total	Written	Total
Munich Re America / HSB	A+	AA-	$60,053	16.2%	$24,941	15.5%
Endurance Re	A	A	47,488	12.8%	17,441	10.8%
Swiss Re / Westport Ins. Corp.	A	A+	35,033	9.5%	3,893	2.4%
Axis Re	A	A+	34,586	9.3%	13,751	8.5%
Berkley Insurance Co.	A+	A+	25,001	6.7%	6,592	4.1%
General Cologne Re	A++	AAA	22,871	6.2%	2,012	1.2%
Transatlantic Re	A	A+	18,980	5.1%	12,879	8.0%
Toa-Re	A	A+	17,885	4.8%	5,188	3.2%
Aspen UK Ltd.	A	A	16,227	4.4%	7,494	4.6%
Lloyds of London	A	A+	14,537	3.9%	17,687	11.0%
All other reinsurers			77,946	21.1%	49,406	30.7%
Total ceded exposure			$370,607	100.0%	$161,284	100.0%

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

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer.  It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event.  Aggregate limits cap our recovery for all losses ceded during the contract term.  We may be required to pay additional premium to reinstate or have access to use the reinsurance limits for potential future recoveries during the same contract year.  Our property and surety treaties tend to include reinstatement provisions which require us, in certain circumstances, to pay reinstatement premiums after a loss has occurred in order to preserve coverage.

We analyze our reinsurance covers in conjunction with our three segments: casualty, property and surety.

Casualty Reinsurance

Our 2010 casualty reinsurance includes both excess of loss treaties and quota share treaties, as was the case in 2009 and 2008.  Annually on January 1, we place a combined casualty treaty that incorporates coverage for a majority of our casualty lines.  In 2010, our first-dollar retention on those lines of business covered ranges from $0.5 million to $1.3 million.  Considering our participation in the reinsurance layers placed, our retention on a full-limits loss ranges from $0.5 million to $1.7 million.  Maximum reinsurance limits purchased for the last three years are $10.0 million inclusive of our retention.  We added transportation to the treaty effective May 1, 2009.  The 2009 treaty included first-dollar retentions ranging from $0.5 million to $1.0 million.  Full-limit losses ranged from $0.5 million to $1.5 million.  With respect to our 2008 combined casualty treaty, we retained the initial $0.5 million to $1.0 million in loss.  Our total retention, considering participation in the reinsurance layers purchased, ranged from $1.3 million to $1.4 million, depending on the type of policy.  For our transportation coverage, the separate treaty renewed annually on May 1.  In 2008, we retained the first $0.5 million in loss.  We purchased between $1.5 million and $4.5 million of reinsurance limit, depending on the type of risk for the last three years.  Our total retention, inclusive of treaty participation, ranged from $0.6 million to $1.0 million.  We also retained the first $0.5 million in loss in our 2007 treaty.  Our total retention, inclusive of treaty participation, ranged from $0.6 million to $0.9 million.

Our executive products group (EPG) treaty renews on July 1 annually.  We have purchased quota share treaties over the last three years and have varied our percentage of participation.  In 2009 and 2008, our reinsurance limit was $25.0 million.  Our maximum retained loss on a policy was $7.5 million for both treaties.  In 2007, we purchased reinsurance limits up to $20.0 million and our maximum retained loss on any policy was $6.0 million.

In 2009, we purchased a separate quota share treaty for our new architects and engineers’ professional liability program.  We retain up to $1.5 million in limits with a limit of $5.0 million.  This treaty has a renewal date of February 1, 2010.

Property Reinsurance

In the property segment, the reinsurance structure is divided into two categories: commercial property and catastrophe coverage.  Catastrophe could include such events as earthquakes, hurricanes, windstorm, hailstorms, explosions, severe winter weather, fires, etc.

Commercial Property Reinsurance

Our commercial property treaty renews annually on January 1.  In 2010, 2009, 2008 and 2007, for most risks, we retain the first $1.0 million in losses.  We purchase treaty reinsurance for the next $9.0 million in limit.  We retain $600,000 within the treaty.

The marine treaty renews May 1 annually.  For marine exposures, we retain the first $1.0 million in losses.  In 2009, we purchased treaty reinsurance for the next $39.0 million in limit and retained $2.0 million within the treaty.  For the 2008 treaty, reinsurance covered 100 percent of the $39.0 million limit.  For the 2007 treaty, we retained the first $1.0 million in losses and purchased coverage for 100 percent of the next $29.0 million.

Property Reinsurance- Catastrophe Coverage

Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our property segment.  Catastrophes involve multiple claims and policyholders.  Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels and our risk appetite.  In addition, we monitor the expected rate of return for each of our catastrophe lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position.  As the rate of return decreases, we shrink the book and may purchase less reinsurance.  Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)
	2010		2009		2008		2007
	Retention	Limit	Retention	Limit	Retention	Limit	Retention	Limit
California Earthquake	$50	325	$50	325	$50	350	$50	450
Other Earthquake	25	350	25	350	25	375	25	475
Other Perils	25	150	25	150	25	175	25	225

At July 1, 2008, the top layer of the program, which covered only the earthquake peril, decreased by $25.0 million from the 2008 earthquake limits in the table shown above.  At July 1, 2007, the top layer of the program, which covered only the earthquake peril, decreased by $50.0 million from the 2007 earthquake limits shown.  These catastrophe limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages.  We have participated in the catastrophe layers purchased by retaining a percentage of each layer throughout this period.  Our participation has varied based on price and the amount of risk transferred by each layer.

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

Catastrophe - California Earthquake

(in millions)
	2009		2008		2007
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$9	$41	$7	$43	$6	$44
100	48	52	50	50	52	48
200	132	68	139	61	139	61
350	276	74	276	74	274	76

Catastrophe - Other (Earthquake outside of California, Wind, etc.)

(in millions)
	2009		2008		2007
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$9	$16	$6	$19	$6	$19
50	27	23	29	21	29	21
100	68	32	73	27	76	24
150	108	42	117	33	120	30

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy.  Reinsurance limits are purchased based on the anticipated losses to large events.  The largest losses shown above are unlikely to occur based on the probability of those events occurring.  However, there is a remote chance that a larger event could occur.  If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

Our catastrophe program includes one prepaid reinstatement for the first two layers of coverage, up to $100 million, for a catastrophe other than California earthquake.  If a loss does occur, reinstatement must be purchased for the remaining limits.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 75 percent for 2010 and 77 percent for 2009) and a reinstatement must be purchased for the remaining limits.

We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, terrorist acts and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels and by purchasing reinsurance.  Exposure and coverage detail is recorded for each risk location.  We quantify and monitor the total policy limit insured in each geographical region.  In addition, we use third-party catastrophe exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed catastrophe risks.  Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences.  Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

Surety Reinsurance

Our surety reinsurance treaty renews on April 1 annually.  The treaty is on an excess of loss basis.  In 2009 and 2008, we purchased reinsurance limits of $49.0 million above our $1.0 million first-dollar retention.  Within the reinsurance treaty, we participate up to a maximum retention of $5.3 million for any one principal.  We purchased $34.0 million of reinsurance limit in 2007 above our first-dollar retention of $1.0 million.  Our maximum retention, considering treaty participation, was $8.0 million.  For a majority of risks, our potential net loss did not exceed $2.0 million.

During 2008, we purchased a separate 18-month quota share treaty for our new fidelity product line.  We retain up to $3.8 million in losses with a limit of $25.0 million.  This treaty has a renewal date of March 1, 2010.

Environmental, Asbestos and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents inception-to-date paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2009, 2008 and 2007:

		Inception-to-date at
(dollars in thousands)		December 31,
	2009	2008	2007
Loss and Loss Adjustment
Expense (LAE) payments
Gross	$75,544	$70,210	$56,060
Ceded	(41,639)	(39,143)	(30,607)

Net	$33,905	$31,067	$25,453
Unpaid losses and LAE at end of year
Gross	$68,198	$65,583	$67,891
Ceded	(20,142)	(20,407)	(29,198)

Net	$48,056	$45,176	$38,693

Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions.

During 2009, the increase in inception-to-date gross loss payments was significantly less than we experienced in 2008, but still greater than in 2007. Of particular note was a mass tort claim from accident year 2005 against an insured hotel involving carbon monoxide discharge. This resulted in payments of $1.6 million direct and $0.8 million net; approximately the same amounts as the case reserves established in 2008. Also, a marine liability claim from accident year 2007 involving a fuel spill resulted in payments of $0.3 million direct and net.

The increase in reserves over last year is driven primarily by claim activity from the 1980s associated with Underwriter’s Indemnity Company which we purchased in 1999. In recent years, we have had unexpected claim activity from this book of business, which caused us to add $4.7 million of both direct and net incurred but not reported (IBNR) in 2009. Claim activity was lower in 2009 than in 2008 and 2007, but we are still receiving new claim notifications.

During 2008, payment activity was more than we experienced in 2007, which was not surprising, given the increased amount of case reserve activity during 2007. However, we did not observe a corresponding decrease in case reserves, as gross case reserves decreased by only $4.8 million while net case reserves increased by $0.5 million. Much of the reported adverse development can be tied to a small number of claims. Two related asbestos claims from our assumed reinsurance book accounted for $2.7 million in gross emergence and $2.1 million in net emergence with large payments being made. In light of these two asbestos claims and the aforementioned mass tort claim, we decided to strengthen our IBNR position.

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

Losses and Settlement Expenses

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate amounts for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates and actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability, and many other factors. In establishing reserves, we also take into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, claim personnel, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. We continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled. We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established.

Due to inherent uncertainty underlying loss reserve estimates, including, but not limited to, the future settlement environment, final resolution of the estimated liability may be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved — favorable or unfavorable.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2009, make a reasonable provision to meet our future obligations.

Net loss and loss adjustment reserves by product line at year-end 2009 and 2008 were as follows:

	2009			2008
(as of December 31, in $ thousands)
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$2,121	$19,621	$21,742	$3,878	$24,569	$28,447
Personal umbrella	23,108	31,222	54,330	16,591	35,717	52,308
General liability	104,586	235,534	340,120	89,094	250,640	339,734
Transportation	50,964	11,070	62,034	58,806	10,701	69,507
Executive products	6,647	34,752	41,399	9,143	30,470	39,613
Other casualty	34,064	71,626	105,690	35,933	71,299	107,232
Property segment net loss and ALAE reserves
Difference in conditions	539	5,945	6,484	516	6,062	6,578
Marine	25,820	26,282	52,102	18,080	16,092	34,172
Other property	10,256	9,216	19,472	25,358	9,821	35,179
Surety segment net loss and ALAE reserves	4,374	18,869	23,243	4,365	11,347	15,712
Latent liability net loss and ALAE reserves	22,813	25,243	48,056	21,605	23,571	45,176
Total net loss and ALAE reserves	285,292	489,380	774,672	283,369	490,289	773,658
ULAE reserves	—	35,396	35,396	—	35,369	35,369
Total net loss and LAE reserves	$285,292	$524,776	$810,068	$283,369	$525,658	$809,027

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

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an IBNR percentage applied to the last 12 months’ premium earned. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR reacts more rapidly to the actual loss emergence and is more appropriate for our property products where final claim resolution occurs quickly.

We do not reserve for natural or man-made catastrophes until an event has occurred. Shortly after such occurrence, we review insured locations exposed to the event, model loss estimates based on our own exposures, industry loss estimates of the event, and we also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. These reserves are reviewed frequently based on actual losses reported and appropriate changes to our estimates are made to reflect the new information.

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for mix and price change and loss cost inflation. The initial loss and ALAE ratios also reflect some provision for estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk include, but are not limited to the following:

•                          Significant changes in underlying policy terms and conditions,

•                          A new business or one experiencing significant growth and/or high turnover,

•                          Small volume or lacking internal data requiring significant reliance on external data,

•                          Longer emergence patterns with exposures to latent unforeseen mass tort,

•                          High severity and/or low frequency,

•                          Operational processes undergoing significant change and/or

•                          High sensitivity to significant swings in loss trends or economic change.

Following is a table of significant risk factors involved in estimating losses grouped by major product line.  We distinguish between loss ratio risk and reserve estimation risk.  Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business such as high severity or aggregating exposures.  Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability.  As an example, our property catastrophe business (identified below as “Difference in conditions”) has significant variance in year-over-year results; however its reserving estimation risk is relatively moderate.

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Unforeseen tort potentialExposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Transportation	Medium	Internal	High severityExposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external reliances	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Difference in conditions	Short	Internal	Catastrophe aggregation exposure Low frequency High severity	High	Medium

Marine	Medium	Significant external reliances	New business Small volume	High	High

Other property	Short	Internal	Catastrophe aggregation exposure	Medium	Low

Surety	Medium	Internal & external reliances	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external reliances	Loss trend volatility Mass tort/latent exposure	High	High

The historical and prospective loss and ALAE estimates along with the risks listed are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors. The LRC makes all final decisions regarding changes in the initial loss and ALAE ratios.

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

The process of estimating ultimate payment for claims and claims expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims including paid amounts and individual claim adjuster estimates are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our new products, as well as for executive products and marine business, we utilize external data extensively.

In addition to the review of historical claim reporting and payment patterns, we also incorporate an estimate of expected losses relative to premium by year into the analysis. The expected losses are based on a review of historical loss performance, trends in frequency and severity, and price level changes. The estimation of expected losses is subject to judgment including consideration given to internal and industry data available, growth and policy turnover, changes in policy limits, changes in underlying policy provisions, changes in legal and regulatory interpretations of policy provisions and changes in reinsurance structure.

We use historical development patterns, estimations of the expected loss ratios and standard actuarial methods to derive an estimate of the ultimate level of loss and LAE payments necessary to settle all the claims occurring as of the end of the evaluation period. Once an estimate of the ultimate level of claim payments has been derived, the amount of paid loss and LAE and case reserve through the evaluation date is subtracted to reveal the resulting level of IBNR.

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

Expected Loss Ratio — Historical loss ratios, in combination with projections of frequency and severity trends as well as estimates of price and exposure changes, are analyzed to produce an estimate of the expected loss ratio for each accident year.  The expected loss ratio is then applied to the earned premium for each year to estimate the expected ultimate losses.  The current accident year expected loss ratio is also the prospective loss and ALAE ratio used in our initial IBNR generation process.

Strengths:  Reflects an estimate independent of how losses are emerging on either a paid or a case reserve basis.  Method is particularly useful in the absence of historical development patterns or where losses take a long time to emerge.

Weaknesses:  Ignores how losses are actually emerging and thus produces the same estimate of ultimate loss regardless of favorable/unfavorable emergence.

Paid and Incurred Bornhuetter/Ferguson (BF) — This approach blends the expected loss ratio method with either the paid or incurred loss development method.  In effect, the BF methods produce weighted average indications for each accident year.  As an example, if the current accident year for commercial automobile liability is estimated to be 20 percent paid, then the paid loss development method would receive a weight of 20 percent, and the expected loss ratio method would receive an 80 percent weight.  Over time, this method will converge with the ultimate estimated by the respective loss development method.

Strengths:  Reflects actual emergence that is favorable/unfavorable, but assumes remaining emergence will continue as previously expected.   Does not overreact to the early emergence (or lack of emergence) where patterns are most unstable.

Weaknesses:  Could potentially understate favorable or unfavorable development by putting weight on the expected loss ratio.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated.  Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations, and no one set of assumption variables being meaningful for all product line components.  The relative strengths and weaknesses of the particular estimation methods, when applied to a particular group of claims, can also change over time; therefore, the weight given to each estimation method will likely change by accident year and with each evaluation.

The actuarial point estimates typically follow a progression that places significant weight on the BF methods when accident years are younger and claims emergence is immature.  As accident years mature and claims emerge over time, increasing weight is placed on the incurred development method, the paid development method and the case reserve development method.  For product lines with faster loss emergence, the progression to greater weight on the incurred and paid development methods occurs more quickly.

For our long- and medium-tail products, the BF methods are typically given the most weight for the first 36 months of evaluation.  These methods are also predominant for the first 12 months of evaluation for short-tail lines.  Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed.

Judgment can supersede this natural progression if risk factors and assumptions change, or if a situation occurs that amplifies a particular strength or weakness of a methodology.  Extreme projections are critically analyzed and may be adjusted, given less credence, or discarded altogether.  Internal documentation is maintained that records any substantial changes in methods or assumptions from one loss reserve study to another.

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

•                          Underlying policy terms and conditions,

•                          Business or exposure mix,

•                          Operational or internal process changes affecting timing of recording transactions,

•                          Regulatory and legal environment, and/or

•                          Economic environment.

Our actuaries engage in discussions with senior management, underwriting and the claims department on a regular basis to attempt to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with material uncertainty. Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by various qualified experts may differ materially from each other. We consider this uncertainty by examining our historic reserve accuracy and through an internal peer review process.

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

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting an indicated point estimate of the IBNR loss reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated point estimate. A review of the resulting variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place. Quarterly, we also consider the most recent actual loss emergence compared to the expected loss emergence derived using the last full loss and LAE analyses. After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment.

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

Actuarial methods attempt to quantify future events. Insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued.  Many of these policies are issued on an “all risk” and occurrence basis.  Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent.  Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language for mold and construction defect, and debates over wind versus flood as the cause of loss from major hurricane events.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of December 31, 2009.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product.  They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses.  If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions.  We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method.  The impact will be much greater and more leveraged for products with longer emergence patterns.  Our general liability product is an example of a product with a relatively long emergence pattern.  We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters.   We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. In particular, our actual general liability loss emergence in 2009 was very favorable. The numbers below are the resulting change in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2009, as a result of the change in the parameter shown.  These parameters were applied to a general liability net reserve balance of $361,028 at December 31, 2009.

(in millions)	Result from favorable change in parameter	Result from unfavorable change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(14.6)	$14.6

+/-10% change in expected emergence patterns	$(8.2)	$7.8

+/-25% change in actual loss emergence over a calendar year	$(16.0)	$16.0

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (25%).	$(38.1)	$39.1

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

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2009 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves for each of the last 10 years.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 8 percent ($65 million) favorable to 4 percent ($32 million) unfavorable.

Historical Loss and LAE Development

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2009, 2008 and 2007.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Unpaid losses and LAE at beginning of year:

Gross	$1,159,311	$1,192,178	$1,318,777
Ceded	(350,284)	(417,250)	(525,671)
Net	$809,027	$774,928	$793,106
Increase (decrease) in incurred losses and LAE:
Current accident year	$269,965	$309,512	$296,047
Prior accident years	(66,577)	(62,338)	(105,179)
Total incurred	$203,388	$247,174	$190,868

Loss and LAE payments for claims incurred:
Current accident year	$(41,890)	$(51,599)	$(46,598)
Prior accident years	(160,457)	(161,476)	(162,448)
Total paid	$(202,347)	$(213,075)	$(209,046)

Net unpaid losses and LAE at end of year	$810,068	$809,027	$774,928

Unpaid losses and LAE at end of year:
Gross	$1,146,460	$1,159,311	$1,192,178
Ceded	(336,392)	(350,284)	(417,250)
Net	$810,068	$809,027	$774,928

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

The table below summarizes our prior accident years’ loss reserve development by segment for 2009, 2008 and 2007:

(in thousands)	2009	2008	2007
(Favorable)/Unfavorable reserve development by segment
Casualty	$(65,523)	$(50,562)	$(87,397)
Property	3,434	(6,646)	(6,690)
Surety	(4,488)	(5,130)	(11,092)
Total	$(66,577)	$(62,338)	$(105,179)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2009.  During 2009, we experienced favorable loss emergence from prior years’ reserve estimates across our casualty and surety segments, which were partially offset by unfavorable loss emergence in our property segment. For our casualty segment, we experienced $65.5 million of favorable development, predominantly from the accident years 2003 through 2008. In retrospect, the expected loss ratios initially used to set booked reserves for these accident years proved to be conservative, which resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that were considerably less than we would expect over the long term. This was particularly true for our general liability, personal umbrella and transportation products, which experienced favorable loss development of $38.2 million, $11.2 million and $10.1 million, respectively. The construction class was the largest contributor to the favorable emergence in the general liability product. We also saw favorable loss emergence across almost all of our casualty products including our commercial umbrella products and executive products group (D&O/E&O). Offsetting this favorable trend, our program business experienced $4.5 million of unfavorable prior years’ loss development during the year, almost all in the 2008 accident year. We have re-underwritten and downsized this product offering during 2009. We also realized $5.2 million of unfavorable development from some runoff casualty business from accident year 1987 related to environmental and asbestos exposures and resulting changes in collectibility estimates.

Our property segment realized $3.4 million of unfavorable loss development in 2009. Most of this emergence was in accident years 2007 and 2008 and the direct result of the longer-tailed coverage within our marine business. We entered the marine business in 2005 and it had grown steadily until the first half of 2009. We had relied extensively on external loss development patterns to that point. Our losses have developed much more slowly than would be expected particularly in the hull, protection & indemnity and marine liability lines. As a result, we booked $11.4 million of adverse development on prior years’ reserves. We took underwriting action in 2009, exiting certain heavy commercial segments of the book and reorganizing the business. Offsetting the marine development was favorable development on catastrophes including $4.2 million from the 2008 hurricanes and Midwest flood. We also observed favorable loss emergence in our fire and runoff construction businesses.

Our surety segment experienced $4.5 million of favorable emergence in 2009. Almost all of the favorable emergence was from the 2008 accident year. Very little observed loss severity in the commercial surety product resulted in $1.5 million of favorable emergence. Continued improvement in our contract surety loss ratio resulting from past re-underwriting of the business led to $3.4 million of favorable loss reserve development. We continue to watch these products closely as they can be significantly impacted by economic downturns; however, there has been no impact to loss frequency or severity to this point.

2008.  During 2008, we experienced favorable loss emergence from prior years’ reserve estimates across all of our segments. For our casualty segment, we experienced $50.6 million of favorable development, predominantly from the accident years 2002 through 2006. In retrospect, the expected loss ratios initially used to set booked reserves for these accident years proved to be conservative, which resulted in loss emergence significantly lower than expected. This was particularly true for our general liability, personal umbrella and commercial umbrella products, which experienced favorable loss development of $33.1 million, $12.7 million and $11.8 million, respectively. The construction class was the largest contributor to the favorable emergence in the general liability product. In addition, our program business experienced $9.3 million of unfavorable prior years’ loss development during the year, mostly isolated in accident years 2004 through 2007. Our experience in the liquor liability class has been particularly adverse. In the past, we relied on external loss development patterns that have not proven predictive of actual emergence. As a result, this class was re-underwritten and we implemented a more stringent reserving approach in 2008.

Our property segment realized $6.6 million of favorable loss development in 2008. Most of this emergence was in accident years 2005 through 2007. The construction and fire products were the drivers of the favorable emergence, recording $4.4 million and $4.2 million, respectively. The construction business was in run-off for three years and recent experience was much better than expected, with a reduction in both frequency and severity of claims. Only a handful of contracts remain open and we observed little new activity from this product line. Our fire product saw favorable emergence from the 2007 accident year, as our year-end 2007 reserves developed more favorably than originally estimated.

Our surety segment experienced $5.1 million of favorable emergence. Almost all of the favorable emergence was from the 2007 accident year. Very little observed loss severity in the commercial surety product resulted in $1.7 million of favorable emergence. Continued improvement in our contract surety loss ratio resulting from past re-underwriting of the business led to $2.5 million of favorable loss reserve development.

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

Our casualty segment was most impacted by prior years’ loss development realizing a total of $87.4 million of favorable emergence. All casualty products were impacted by the enhanced risk assessment previously mentioned. Our general liability, transportation, personal umbrella and professional liability products realized favorable development of $42.5 million, $19.6 million, $10.5 million and $8.1 million, respectively. This favorable emergence was concentrated in accident years 2004 through 2006. As a result of significant favorable loss development observed over the past several years for our general liability product, we reassessed the expected loss ratios used in our actuarial analysis and subsequently lowered them for the construction classes. For our transportation and personal umbrella products, we reassessed and subsequently lowered the loss development factors in our analysis, reflecting our observation that the emergence patterns were more favorable than previously anticipated. Finally, our professional liability products realized actual loss emergence much more favorably than expected.

The property segment realized $6.7 million of favorable prior years’ development. The favorable emergence was realized across almost all of our property products, predominantly in accident years 2005 and 2006. We also executed a favorable reinsurance commutation impacting accident years prior to 2000.

The surety segment realized $11.1 million of favorable prior years’ development. Almost all of the development was the result of the risk reassessment and reflection of significantly lower reserve risk after achieving settlement with the larger banks involved in the Commercial Money Center (CMC) litigation (see note 10 to our audited consolidated financial statements included in our 2007 Financial Report to Shareholders, incorporated by reference to the Company’s Form 10-K filed February 25, 2008, for more details).

The following table presents the development of our balance sheet reserves from 1999 through 2009. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded gross and net reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

	Year Ended December 31,
(Dollars in thousands)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	& Prior
Net Liability for unpaid losses and Settlement expenses at end of the year	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068
Paid cumulative as of:
One year later	65,216	92,788	98,953	94,465	129,899	137,870	154,446	162,448	161,484	160,460
Two years later	113,693	155,790	159,501	182,742	212,166	239,734	270,210	275,322	267,453
Three years later	149,989	192,630	211,075	234,231	273,019	324,284	353,793	348,018
Four years later	172,443	222,870	238,972	269,446	322,050	378,417	399,811
Five years later	191,229	237,464	260,618	300,238	357,239	406,002
Six years later	200,610	250,092	281,775	321,841	373,122
Seven years later	209,288	261,612	295,663	331,092
Eight years later	216,934	272,692	302,293
Nine years later	225,414	277,291
Ten years later	228,664
Liability re-estimated as of:
One year later	273,230	309,021	340,775	393,347	520,576	605,946	695,254	687,927	712,590	742,451
Two years later	263,122	301,172	335,772	394,297	485,146	577,709	636,356	637,117	658,109
Three years later	263,639	314,401	344,668	397,772	478,113	566,181	599,420	601,939
Four years later	262,156	319,923	355,997	409,597	490,022	549,795	576,319
Five years later	264,383	323,698	359,161	424,809	483,575	536,803
Six years later	264,569	323,642	377,264	422,027	479,049
Seven years later	264,305	340,498	379,229	422,137
Eight years later	280,666	342,024	380,904
Nine years later	281,020	346,009
Ten years later	283,228
Net cumulative redundancy (deficiency)	$(8,314)	$(45,955)	$(53,654)	$(30,185)	$52,344	$131,616	$162,338	$191,167	$116,819	$66,576

Gross liability	$520,494	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460
Reinsurance recoverable	(245,580)	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)
Net liability	$274,914	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068

Gross re-estimated liability	$617,820	$780,432	$783,302	$872,370	$913,373	$944,762	$999,420	$923,462	$965,893	$1,063,407
Re-estimated recoverable	(334,592)	(434,423)	(402,398)	(450,233)	(434,324)	(407,959)	(423,101)	(321,523)	(307,784)	(320,956)
Net re-estimated liability	$283,228	$346,009	$380,904	$422,137	$479,049	$536,803	$576,319	$601,939	$658,109	$742,451

Gross cumulative redundancy (deficiency)	$(97,326)	$(240,682)	$(178,797)	$(139,532)	$(9,932)	$187,837	$332,446	$395,315	$226,285	$95,904

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

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Statutory net premiums written	$469,916	$513,456	$538,763	$551,536	$494,565
Policyholders' surplus	784,161	678,041	752,004	746,905	690,547
Ratio	0.6 to 1	0.8 to 1	0.7 to 1	0.7 to 1	0.7 to 1

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

	Year Ended December 31,
GAAP	2009	2008	2007	2006	2005

Loss ratio	41.3	46.7	35.1	48.4	51.1

Expense ratio	41.0	37.5	36.3	35.7	34.9

Combined ratio	82.3	84.2	71.4	84.1	86.0

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

	Year Ended December 31,
Statutory	2009		2008		2007		2006		2005

Loss ratio	41.3		46.7		35.1		48.4		51.1

Expense ratio	42.6		39.0		38.2		35.6		35.6

Combined ratio	83.9		85.7		73.3		84.0		86.7

Industry combined ratio	100.0	(1)	105.1	(2)	95.5	(2)	92.4	(2)	101.2	(2)

(1)                                  Source:  Standard & Poor’s RatingsDirect.  Estimated for the year ended December 31, 2009.

(2)                                  Source:  A.M. Best Aggregate & Averages — Property-Casualty (2009 Edition) statutory basis.

Investments

Oversight of our investment policies is conducted by our board of directors and senior officers. We follow an investment policy that is reviewed quarterly and revised periodically.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Common stock investments are limited to securities listed on the national exchanges. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we employ stringent diversification rules and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs).  As disclosed in our 2009 Financial Report to Shareholders, attached as Exhibit 13, we determined the fair values of certain financial instruments based on the fair value hierarchy.  GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance also describes three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 are summarized below:

(in thousands)	As of December 31, 2009, Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$941	$—	$941
Available-for-sale securities	262,693	1,273,518	—	1,536,211
Total	$262,693	$1,274,459	$—	$1,537,152

(in thousands)	As of December 31, 2009, Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$10,020	$—	$10,020
Available-for-sale securities	286,790	1,224,215	—	1,511,005
Total	$286,790	$1,234,235	$—	$1,521,025

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009 and 2008.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment (OTTI).  If this review suggests that a decline in fair value is other-than-temporary based upon many factors, including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings. In 2009, we recorded impairment losses totaling $45.3 million.  This was comprised of $4.6 million in our fixed income portfolio and $40.7 million in our equity portfolio.  Pursuant to the adoption of ASC 320-10-65, all impairments of fixed income securities were recorded through earnings due to our intent to sell the securities.

The fixed income portfolio contained 135 securities at a loss as of December 31, 2009. Of these 135 securities, 12 have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.8 million in unrealized losses. The fixed income unrealized losses can be primarily attributed to spreads widening in the corporate, municipal and mortgage-backed security markets at the end of 2009. We have the ability and intent to hold these securities to maturity. In addition, we continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. We consider price declines of securities in our OTTI analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

Key factors that we consider in the evaluation of credit quality include:

•                  Changes in technology that may impair the earnings potential of the investment,

•                  Discontinuance of a segment of the business that may affect the future earnings potential,

•                  Reduction or elimination of dividends,

•                  Specific concerns related to the issuer’s industry or geographic area of operation,

•                  Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

•                  Downgrade in credit quality by a major rating agency.

As of December 31, 2009, we held five common stocks that were in unrealized loss positions. The total unrealized loss on these securities was $0.5 million.  Of these five common stocks, one has been in an unrealized loss position for 12 consecutive months or longer, representing $0.2 million in unrealized losses.  We specifically review equity securities with unrealized losses 12 months or longer in duration as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves.  At December 31, 2009, the one position in an unrealized loss for 12 months or longer is an auto parts distributor.  However, this security has not declined by 20 percent or more from its cost basis for a continuous period of six months or more. We believe this position has favorable long-term prospects and we believe that the unrealized loss position will recover to our cost basis in a reasonable period of time.

Fixed Income Securities

As of December 31, 2009, our fixed income portfolio had the following rating distributions:

FAIR VALUE
	AAA	AA	A	BBB	BB or Below	Fair Value
Bonds:
Corporate - financial	$—	$22,125	$85,720	$6,236	$—	$114,081
All other corporate	4,279	24,814	151,893	93,624	3,935	278,545
Financials - private placements	—	5,216	12,415	11,219	—	28,850
All other corporates - private placements	—	—	12,871	4,045	—	16,916
U.S. govt. agency (GSE)	338,246	263	338,509
Non-U.S. govt. agency	934	—	—	—	—	934
Tax-exempt municipal securities	70,199	272,568	61,582	8,859	—	413,208
Structured:
GSE - RMBS	$241,602	$—	$—	$—	$—	$241,602
Non-GSE RMBS - prime	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—
ABS - home equity	—	—	—	—	—	—
ABS - credit cards	—	—	—	—	—	—
ABS - auto loans	—	—	—	—	—	—
All other ABS	12,645	—	—	—	—	12,645
CMBS	37,990	91	107	—	—	38,188
CDOs/CLOs	—	—	—	—	—	—
	$705,895	$325,077	$324,588	$123,983	$3,935	$1,483,478

Our fixed income portfolio comprised 80 percent of our total 2009 portfolio, versus 77 percent of the total at December 31, 2008, and 75 percent of the total as of December 31, 2007. As of December 31, 2009, the carrying value of our fixed income portfolio consisted of 48 percent AAA-rated securities, 22 percent AA-rated securities, 22 percent A-rated securities and 8 percent BBB-rated securities.

As of December 31, 2009, the duration of the fixed income portfolio was 4.9 years and remained diversified with investments in treasury, government sponsored agency, corporate, municipal, mortgage- backed and asset-backed securities.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities and we believe it is probable that we will receive all contractual or estimated cash flows based on our analysis of previously disclosed factors.  In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management.

Our mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of December 31, 2009, MBS investments totaled $241.6 million (16 percent) of the fixed income portfolio compared to $172.6 million (14 percent) as of December 31, 2008.

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

Our asset-backed securities (ABS) portfolio is comprised of rate reduction utility bonds. As of December 31, 2009, ABS/CMBS (commercial mortgage-backed securities) investments were $50.8 million (3 percent) of the fixed income portfolio, compared to $64.8 million (5 percent) as of December 31, 2008. CMBS made up $38.2 million (75 percent) of the ABS/CMBS portfolio compared to $43.6 million (67 percent) at December 31, 2008.  Nearly all of the CMBS portfolio was rated AAA as of December 31, 2009.

We do not own any subprime mortgages, credit card asset-backed securities, or auto loan asset backed securities as of December 31, 2009.

We have a significant allocation to municipal fixed income securities. As of December 31, 2009, the municipal bond component of the fixed income portfolio decreased $40.7 million, to $413.2 million and comprised 28 percent of our total fixed income portfolio, versus 36 percent of the fixed income portfolio at year-end 2008.

We believe municipal fixed income securities provide diversification, high credit quality and additional yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation, colleges and universities.

As of December 31, 2009, approximately 58 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 42 percent were revenue fixed income.  Eighty-three percent of our municipal fixed income securities were rated AA or better, while 98 percent were rated A or better. Our municipal fixed income portfolio has high credit quality.

As of December 31, 2009, our corporate debt portfolio totaled $438.4 million (30 percent) of the fixed income portfolio compared to $272.9 million (21 percent) as of December 31, 2008.  The corporate debt portfolio has an overall quality rating of single A, diversified amongst 151 issuers, with no single issuer greater than $11 million or 1% of invested assets.

Corporate debt securities improved in 2009 as the global credit crisis stabilized. We believe corporate debt investments add diversification and additional yield to our portfolio. With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program and we believe it is probable that the securities in our portfolio will continue to receive contractual payments in the form of principal and interest.

During 2009, we allocated the majority of available cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2009, 92 percent of the fixed income portfolio was rated A or better and 70 percent was rated AA or better.

We currently classify 14 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (86 percent) or trading (less than 1 percent) and are carried at fair value. As of December 31, 2009, we maintained $1.3 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2009, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value
2010	$25,615	$25,809	$26,162	$26,158
2011	64,275	64,766	67,568	67,181
2012	36,665	37,453	39,329	39,182
2013	50,932	51,739	55,094	54,685
2014	102,900	105,113	109,215	109,226
2015	82,255	82,931	85,804	85,757
2016	74,160	75,752	77,341	77,468
2017	84,085	85,735	87,487	87,625
2018	89,616	92,273	95,319	95,318
2019	199,880	204,128	205,852	206,695
2020	44,565	47,588	48,336	48,336
2021	62,380	65,284	66,011	66,169
2022	56,305	58,440	59,299	59,319
2023	45,260	47,736	47,785	47,893
2024	116,559	116,981	114,764	116,223
2025	0	0	0	0
2026	0	0	0	0
2027	3,000	3,003	3,029	3,029
2028	0	0	0	0
2029	0	0	0	0
2030	0	0	0	0
2031	0	0	0	0
2032	0	0	0	0
2033	3,000	2,965	2,648	2,648
2034	0	0	0	0
2035	0	0	0	0
2036	0	0	0	0
2037	0	0	0	0
2038	0	0	0	0
2039	0	0	0	0
2040	0	0	0	0
2041	0	0	0	0
2042	0	0	0	0
2043	0	0	0	0
2044	0	0	0	0
2045	0	0	0	0
2046	0	0	0	0
2047	0	0	0	0
2048	0	0	0	0
2049	0	0	0	0
2050	0	0	0	0
2051	0	0	0	0
Total excluding
Mtge/ABS/CMO*	$1,141,452	$1,167,696	$1,191,043	$1,192,912

Mtge/ABS/CMO*	$281,889	$284,389	$292,435	$292,435

Grand Total	$1,423,341	$1,452,085	$1,483,478	$1,485,347

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Equity Securities

At December 31, 2009, our equity securities were valued at $262.7 million, a decrease of $24.1 million from the $286.8 million held at the end of 2008. During 2009, the pretax change in unrealized gains on equity securities was $49.5 million. Equity securities represented 14 percent of cash and invested assets at the end of 2009, a decrease from the 17 percent at year-end 2008.  As of the year-end 2009, total equity investments held represented 32 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with an overall dividend yield that exceeds the S&P 500.  In addition, we have investments in three Exchange Traded Funds (ETFs).  Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.  In 2009, we recorded impairment losses of $40.7 million on our equity securities.  The impairments were the result of our belief that the securities were not likely to recover in a reasonable period of time, stemming from our preferred stock portfolio and our ETFs.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2009, including fair value, cost basis and unrealized gains and losses:

				Net
	Cost	12/31/2009	% of Total	Unrealized
(in thousands)	Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$15,188	$17,973	6.8%	$2,785
Consumer staples	13,459	26,805	10.2%	13,346
Energy	11,119	23,301	8.9%	12,182
Financials	18,355	24,548	9.4%	6,193
Healthcare	7,800	16,398	6.2%	8,598
Industrials	18,345	28,894	11.0%	10,549
Information technology	17,996	28,326	10.8%	10,330
Materials	5,313	6,345	2.4%	1,032
Telecommunications	4,409	8,777	3.3%	4,368
Utilities	35,022	47,032	17.9%	12,010
ETFs	30,675	34,294	13.1%	3,619
Total	$177,681	$262,693	100%	$85,012

As of December 31, 2009, our common stock portfolio totaled $228.4 million (87 percent) of the equity portfolio compared to $201.5 million (70 percent) as of December 31, 2008.  The increase in value of our common stock portfolio in 2009 was primarily due to the strong returns in the asset class as well as re-allocating funds from preferred stocks and a high-yield municipal bond fund.

Our common stock portfolio consists largely of large cap, value oriented, dividend paying securities.  We employ a long-term, buy-and-hold strategy that has provided superior returns over the last 10 years.  While we anticipate continued volatility, we believe an equity allocation provides certain diversification and return benefits over the long term.  The strategy provides above-market dividend yields with less volatility than the market.

In 2009, we added one ETF to our equity portfolio, while eliminating two others.  As of December 31, 2009, our ETF investment totaled $34.3 million (13 percent) of the equity portfolio compared to $40.1 million (14 percent) as of December 31, 2008.  The ETF investments add diversification, liquidity and increased return potential to our portfolio. In 2009, the ETFs were the best performing part of our equity portfolio, slightly trailing the overall market.

In 2009, we eliminated our preferred stock and high-yield municipal bond fund ($11.9 million and $33.3 million respectively at December 31, 2008).  As a result of the financial crises and the significant deterioration in the issuer’s financial strength, we sold our preferred stocks and exited the asset class at a loss.

We had short-term investments and fixed income securities maturing within one year of $131.1 million at year-end 2009. This total represented 7 percent of cash and invested assets versus 8 percent the prior year.  Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Average Invested Assets (1)	$1,755,665	$1,749,303	$1,834,009	$1,763,016	$1,633,755
Net Investment Income (2)(3)	67,346	78,986	78,901	71,325	61,641
Net Realized Gains/(Losses) (3)	(12,755)	(46,738)	28,966	31,045	16,354
Change in Unrealized Appreciation/(Depreciation) (3)(4)	95,281	(123,607)	(14,650)	34,395	(35,788)
Annualized Return on Average Invested Assets	8.5%	-5.2%	5.1%	7.8%	2.6%

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

The insurance holding company laws also require that ordinary dividends paid by an insurance company be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the most recent calendar year, or 10 percent of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

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

The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which present the business as a going concern. The statutory accounting principles used by regulators, in keeping with the intent to assure policyholder protection, are generally based on a solvency concept.

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

In addition, state-level changes to the insurance regulatory environment are frequent, including changes caused by legislation, regulations by the state insurance regulators and court rulings. State insurance regulators are members of the National Association of Insurance Commissioners (NAIC). The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for approval by state legislatures and insurance regulators. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

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

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile (Illinois) or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

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

On November 26, 2002, the federal Terrorism Risk Insurance Act of 2002 (TRIA) became law. TRIA was extended through December 31, 2007, and reauthorized through December 31, 2014. The act, as extended and amended, provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of foreign or domestic terrorism is partially reimbursed by the United States under a formula whereby the government pays 85 percent of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is 20 percent of gross earned premium net of a few excludable lines and the federal coverage is limited to $100 billion. Coverage under the act must be made available to policyholders, with certain specified exceptions, in commercial property and casualty policies. The immediate effect, as regards state regulation, was to nullify terrorism exclusions to the extent they exclude losses that would otherwise be covered under the act. We are in compliance with the requirements of TRIA and have made required terrorism coverage available to applicable policyholders. Given the challenges associated with attempting to assess the possibility of future acts of terror exposures and assign an appropriate price to the risk, we have taken a conservative underwriting position on most of our affected coverages.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 presents a significant expansion of securities law regulation of corporate governance and compliance, accounting practices, reporting and disclosure that affects publicly traded companies. The act, in part, sets forth requirements for certification by CEOs and CFOs of certain reports filed with the Securities and Exchange Commission (SEC), disclosures pertaining to the adoption of a code of ethics applicable to certain management personnel, and safeguards against actions to fraudulently influence, manipulate or mislead independent public or certified accountants of the issuer’s financial statements. It also provides stronger requirements for development and evaluation of internal control procedures, as well as provisions pertaining to a company’s audit committee of the board of directors. As required by the act and under the supervision from and participation of management, we annually complete an evaluation of our internal control system including all design, assessment, documentation and testing phases. This evaluation is intended to identify any deficiencies, measure their materiality and implement procedures, where necessary, to remediate them.

The annual certification of our CEO with respect to compliance with the New York Stock Exchange corporate governance listing standards has been submitted to the New York Stock Exchange and the annual certifications of our CEO and CFO required by the Sarbanes-Oxley Act of 2002 with respect to our 2009 fiscal year have been filed with the SEC as an exhibit to our annual report on Form 10-K for 2009.

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation, and instead is regulated principally at the state level. However, federal insurance legislation of various types is regularly proposed in Congress. In 2009, several bills were introduced in Congress that would impact and regulate various aspects of the insurance industry. These proposed laws covered many areas, including providing an optional federal insurance charter, creation of a federal insurance information/oversight agency, streamlining state regulation of nonadmitted insurance, creating a systemic risk regulator and other proposals. However, none of the legislative proposals were enacted into law in 2009. In 2010, some of the 2009 proposed legislation may be proposed again in some form, and the federal government’s reactions to the economic and financial market turmoil may produce some type of limited federal oversight or regulation of the insurance industry. However, we cannot predict whether any of such legislation will be proposed again or enacted, or whether any significant federal involvement in insurance regulation will be implemented in 2010 or the impact of any such laws or regulation on our company. We will continue to monitor all federal insurance legislation.

Corporate Compliance

We have a code of conduct, corporate governance guidelines and compliance manual, which provide directors, officers and employees with guidance and requirements for complying with a variety of federal and state laws and company policies. Electronic versions of these documents, as well as the following documents will be available on our web site (www.rlicorp.com): 2009 annual report; 2010 proxy statement; 2009 annual report on Form 10-K; and charters of the executive resources, audit, finance and investment, strategy and nominating/corporate governance committees of our board of directors. Printed copies of these documents will be made available upon request without charge to any shareholder. We also maintain other policies and guidelines that support information security, ethical behavior and legal compliance.

Licenses and Trademarks

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services.  We have a two-year software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes, which renewed effective February 1, 2010. RLI Insurance Company has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements in the ordinary course of business.

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

Employees

As of December 31, 2009, we employed a total of 747 associates. Of the 747 total associates, 65 were part-time and 682 were full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “will,” “should,” “anticipate,” “believe,” and similar expressions.  Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance industry, claims development and the impact thereof on our loss reserves, the adequacy of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors and are subject to various risks, uncertainties and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.”  Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements.  You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

• Competitive pressures impacting our ability to retain business at an adequate rate;

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

• Fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment   environment, which affect returns on invested assets and may impact the ultimate payout of losses; and

• Adverse conditions in the financial services industry which can make access to capital more difficult.

In addition, the demand for property and casualty insurance can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations

Factors such as business revenue, construction spending, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment.  These same factors affect our ability to generate revenue and profits.  Insurance premiums in our markets are heavily dependent on our customer revenues, values transported, miles traveled and number of new projects initiated.  In an economic downturn that is characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected.  Adverse changes in the economy may lead our customers to have less need for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with us, all of which affect our ability to generate revenue.  We are unable to predict the likely duration and severity of the current economic downturn and the ultimate impact this could have on the revenue and profitability of our operations.

Catastrophic losses, including those caused by natural disasters, such as earthquakes and hurricanes, or man-made events such as terrorist attacks, are inherently unpredictable and could cause us to suffer material financial losses.

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii.  Most of our past catastrophe-related claims have resulted from earthquakes and hurricanes. For example, we incurred a pre-tax net loss of $64.3 million related to the 1994 Northridge earthquake in California. In recent years, hurricanes have had a significant impact on our results.  In 2008, we incurred a pre-tax loss of $24.0 million on hurricanes Ike and Gustav.  We incurred a pre-tax loss of $22.5 million from the 2005 hurricanes, Katrina, Rita and Wilma.  Catastrophes can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001.

The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to fairly specific geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Various events can cause catastrophe losses.  In addition to hurricanes and earthquakes, catastrophe losses can be due to windstorms, severe winter weather and fires and their frequency and severity are inherently unpredictable.  In addition, climate change could have an impact on longer-term natural catastrophe trends.   Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of catastrophes.   Catastrophes can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses.  In addition, catastrophe claims may be higher than we anticipated or modeled and could cause substantial volatility in our financial results for any fiscal quarter or year.  Our ability to write new business could also be affected.  We believe that increases in the value and geographic concentration of insured property and the effects of inflation could also increase the severity of claims from catastrophe events in the future.

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

As is typical in our industry, we face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation.  For example, in recent years, we were involved in a complex litigation arising out of an equipment and vehicle leasing program of CMC relating to lease bonds issued by RLI.  We litigated extensively in this matter and ultimately settled all claims in 2009, but paid significant amounts in legal expenses and settlement payments.   We were also a defendant in complex private litigation brought against insurance brokers and insurance companies alleging injury from the payment of contingent commissions by insurers to brokers.  We were released from the suit without payment of any settlement fees in 2007 but paid significant legal expenses in defending ourselves.  Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us in another matter, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.  And, as described above, even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase - which could increase our costs - or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments - especially catastrophe-exposed risks - which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2009, our investment portfolio consisted of $1.5 billion in fixed income securities, $262.7 million in equity securities and $104.5 million in short-term investments. For the 12 months ended December 31, 2009, we experienced a $91.8 million pre-tax unrealized gain on our investment portfolio. For the fiscal year ended December 31, 2008, we experienced $124.0 million in pre-tax unrealized losses on our investment portfolio. The 2009 gains were due to an improved corporate debt market and the broad equity market recovery. The 2008 losses primarily reflected the unprecedented levels of volatility and disruptions in the overall stock and bond markets. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business.  During periods of intense competition for premium (soft markets), we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for ultimate profitability.  During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources.  Some of these competitors also have greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

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

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2009. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Insurance Company, Mt. Hawley Insurance Company and RLI Indemnity Company (RLI Group). Standard and Poor’s reaffirmed our “A+, Strong” rating for the group.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Group.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois, where we are based, as a public company we are also subject to regulation by the U. S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters.  We are also subject to the corporation laws of Illinois, where we and each of our three insurance company subsidiaries are incorporated.  We monitor these laws, regulations and rules on an ongoing basis to ensure compliance, and make appropriate changes as necessary.  Implementing such changes may require adjustments to our business methods, increase our costs and other changes that could cause us to be less competitive in our industry.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we cannot attract or retain top-performing executive officers, underwriters and other personnel, or if the quality of their performance decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive dividends from our insurance subsidiaries in needed amounts.

RLI Corp. is the holding company for our three principal insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Insurance Company’s policyholder surplus as of December 31 of the preceding year or their net income for the 12-month period ending December 31 of the preceding year. These levels may be exceeded in some cases with prior approval from the Illinois Department of Insurance.  The maximum dividend distribution that can be paid by RLI Insurance Company during 2010 without prior insurance department approval is $78.4 million, or 10 percent of RLI Insurance Company’s 2009 policyholder surplus. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2009, RLI Insurance Company paid total dividends of $40.0 million to RLI Corp.

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

We rely on multiple computer systems to issue policies, pay claims, run modeling functions and complete various internal processes.  These systems may be exposed to unplanned interruption, unreliability and data breaches.

Any such issues could materially impact our company, including the impairment of information availability, compromise of system integrity/accuracy, reduction of our volume of transactions and interruption of our general business.  Although we believe we currently have adequate safeguards in place, we cannot guarantee that such problems will never occur.  If they do, interruption to our business and related costs could be significant, which could impair our profitability.

We may not be able to effectively start up or integrate a new product opportunity.

Our ability to grow our business depends in part on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model.  New product launches are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs.  If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow organically and profitably will be impaired.

Access to capital and market liquidity has generally been more difficult and may adversely affect our ability to take advantage of business opportunities as they arise.

Our ability to grow our business depends in part on our ability to access capital when needed.  We cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions, and their combined impact on our industry, business and investment portfolios.

Item 1B.     Unresolved Staff Comments

None

Item 2.             Properties

We own six commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 20.6 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Insurance Company and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as storage for furniture and equipment and for office space.  The final structure is a 15,000 square foot office building, of which 10,000 square feet is leased. None of the buildings are dedicated exclusively to one of our segments.  We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

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

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  Refer to the Corporate Data on page 70 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein for information on the market on which our common stock is traded, holders of our common stock and dividends.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)                                 Not applicable.

(c)                                  Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007.  On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  In October 2009, the stock repurchase program resumed after being temporarily suspended in the third quarter of 2008.  For the year, we repurchased 386,084 shares at an average cost of $51.22 per share ($19.8 million).  We have $18.0 million of remaining capacity from the repurchase program.  The transactions occurred pursuant to open market purchases.  The repurchase program may be suspended or discontinued at any time without prior notice.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2009-October 31, 2009	37,601	$50.78	37,601	$35,849,544
November 1, 2009-November 30, 2009	246,735	50.86	246,735	23,301,028
December 1, 2009-December 31, 2009	101,748	52.27	101,748	17,982,772
Total	386,084	$51.22	386,084	$17,982,772

Item 6.             Selected Financial Data

Refer to the Selected Financial Data on pages 66 through 67 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 31 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation and other-than-temporary impairment, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. A detailed discussion of these critical accounting policies can be found on pages 8 through 13 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on page 7 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 31 of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.             Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 32 through 65, and on page 71, of the 2009 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statement Schedules on page 46).

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 63 of the 2009 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Items 10 to 14.

Pursuant to General Instructions G(3) of Form 10-K, Items 10 to 14, inclusive, have not been restated or answered because the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement involves the election of directors.  The information required in these items 10 to 14, inclusive, is incorporated by reference to that proxy statement.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)                                  (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statement Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 57-58.

(b)                                  Exhibits.  See Exhibit Index on pages 57-58.

(c)                                  Financial Statement Schedules.  The schedules included on attached pages 48 through 56 as required by Regulation S-X are excluded from the Company’s 2009 Financial Report to Shareholders.  See Index to Financial Statement Schedules on page 46.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2009 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Joseph E. Dondanville
Joseph E. Dondanville
Senior Vice President, Chief Financial Officer

Date:	February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael
Jonathan E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 24, 2010

By:	/s/ Joseph E. Dondanville
Joseph E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 24, 2010

By:	/s/ Gerald D. Stephens
Gerald D. Stephens, Director

Date:	February 24, 2010

By:	/s/ Kaj Ahlmann
Kaj Ahlmann, Director

Date:	February 24, 2010

By:	/s/ Barbara R. Allen
Barbara R. Allen, Director

Date:	February 24, 2010

By:	/s/ John T. Baily
John T. Baily, Director

Date:	February 24, 2010

By:	/s/ Richard H. Blum
Richard H. Blum, Director

Date:	February 24, 2010

By:	/s/ Jordan W. Graham
Jordan W. Graham, Director

Date:	February 24, 2010

By:	/s/ Gerald I. Lenrow
Gerald I. Lenrow, Director

Date:	February 24, 2010

By:	/s/ Charles M. Linke
Charles M. Linke, Director

Date:	February 24, 2010

By:	/s/ F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 24, 2010

By:	/s/ Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 24, 2010

By:	/s/ Robert O. Viets
Robert O. Viets, Director

Date:	February 24, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Reference (Page)

Data Submitted Herewith:

Report of Independent Registered Public Accounting Firm		47

Schedules:

I.	Summary of Investments — Other than Investments in Related Parties at December 31, 2009.	48

II.	Condensed Financial Information of Registrant, as of and for the three years ended December 31, 2009.	49-51

III.	Supplementary Insurance Information, as of and for the three years ended December 31, 2009.	52-53

IV.	Reinsurance for the three years ended December 31, 2009.	54

V.	Valuation and Qualifying Accounts for the three years ended December 31, 2009.	55

VI.	Supplementary Information Concerning Property-Casualty Insurance Operations for the three years ended December 31, 2009.	56

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 24, 2010, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive earnings, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2009, as contained in the 2009 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2009.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 24, 2010

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2009

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$5,439	$5,682	$5,682
Non U.S. Government	945	934	934
U.S. Agencies	135,554	134,832	134,832
Mtge/ABS/CMO*	283,658	291,744	291,744
Corporate	423,042	438,289	438,289
States, political subdivisions, and revenues	391,565	402,037	402,037
Total available-for-sale	$1,240,203	$1,273,518	$1,273,518

Held-to-maturity
U.S. Government	$—	$—	$—
U.S. Agencies	200,064	197,848	200,064
State, political subdivisions, and revenues	10,824	11,171	10,824
Total held-to-maturity	$210,888	$209,019	$210,888

Trading
U.S. Government	$158	$147	$147
U.S. Agencies	—	—	—
Mtge/ABS/CMO*	731	691	691
Corporate	105	103	103
States, political subdivisions, and revenues	—	—	—
Total trading	$994	$941	$941

Total fixed maturities	$1,452,085	$1,483,478	$1,485,347

Equity securities, available-for-sale
Common stock
Public utilities	$35,022	$47,033	$47,033
Banks, trusts and insurance companies	14,445	20,176	20,176
Industrial, miscellaneous and all other	128,214	195,484	195,484
Total common stock	$177,681	$262,693	$262,693

Preferred Stock
Perpetual Preferred Stock	$—	$—	$—
Redeemable Preferred Stock	—	—	—
Total preferred stock	$—	$—	$—
Total equity securities	$177,681	$262,693	$262,693
Short-term investments	$104,462	$104,462	$104,462
Total investments	$1,734,228	$1,850,633	$1,852,502

*Mortgage-backed, asset-backed & collaterialzed mortgage obligations.

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2009	2008
ASSETS

Cash	$109	$375
Short-term investments, at cost which approximates fair value	16,091	2,667
Investments in subsidiaries/investees, at equity value	923,237	795,211
Fixed income:
Available-for-sale, at fair value (amortized cost - $15,986 in 2009 and $28,735 in 2008)	15,903	28,925
Property and equipment, at cost, net of accumulated depreciation of $2,110 in 2009 and $1,839 in 2008	5,260	5,531
Deferred debt costs	433	540
Other assets	497	777
Total assets	$961,530	$834,026

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable, affiliates	$4,767	$2,964
Dividends payable	6,520	6,109
Income taxes payable--current	521	1,244
Income taxes payable--deferred	14,085	12,204
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	660	624
Total liabilities	$129,280	$125,872

Shareholders' equity:
Common stock ($1 par value, authorized 50,000,000 shares, issued 32,179,091 shares in 2009 and 32,106,085 shares in 2008)	$32,179	$32,106
Paid in capital	207,386	196,989
Accumulated other comprehensive earnings, net of tax	77,411	15,130
Retained earnings	877,791	807,195
Deferred compensation	7,989	8,312
Treasury shares at cost (10,914,368 shares in 2009 and 10,631,656 shares in 2008)	(370,506)	(351,578)
Total shareholders' equity	$832,250	$708,154
Total liabilities and shareholders' equity	$961,530	$834,026

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2009	2008	2007
Net investment income	$906	$1,739	$1,649
Net realized investment gains	166	72	364
Equity in earnings of unconsolidated investees	5,052	4,844	7,315
Selling, general and administrative expenses	(7,941)	(6,853)	(9,474)
Interest expense on debt	(6,050)	(6,046)	(6,040)
Loss before income taxes	(7,867)	(6,244)	(6,186)
Income tax benefit	(3,590)	(5,750)	(2,665)
Net loss before equity in net earnings of subsidiaries	(4,277)	(494)	(3,521)
Equity in net earnings of subsidiaries	98,122	79,170	179,388
Net earnings	$93,845	$78,676	$175,867
Other comprehensive earnings (loss), net of tax
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$(70)	$(33)	$322
Less: reclassification adjustment for gains included in net earnings	(108)	(25)	(140)
Other comprehensive earnings (loss)-parent only	(178)	(58)	182
Equity in other comprehensive earnings (loss) of subsidiaries/investees	62,459	(80,513)	(9,626)
Other comprehensive earnings (loss)	62,281	(80,571)	(9,444)
Comprehensive earnings (loss)	$156,126	$(1,895)	$166,423

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2009	2008	2007
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(4,277)	$(494)	$(3,521)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment gains	(166)	(72)	(364)
Depreciation	271	269	267
Other items, net	572	2,823	1,258
Change in:
Affiliate balances payable	1,803	(4,271)	5,565
Federal income taxes	1,511	7,193	(4,794)
Stock option excess tax benefit	(444)	(4,929)	(2,042)
Changes in investment in unconsolidated investees:
Undistributed earnings	(5,052)	(4,844)	(7,315)
Dividends received	—	3,960	5,940
Net cash provided by (used in) operating activities	(5,782)	(365)	(5,006)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	(28,536)	(30,932)	(47,376)
Equity securities, available-for-sale	—	—	—
Short-term investments, net	(13,425)	(4,700)	—
Property and equipment	—	(28)	(15)
Sale of:
Fixed income, available-for-sale	7,531	—	7,410
Equity securities, available-for-sale	—	—	—
Short-term investments, net	—	—	33,784
Call or maturity of:
Fixed income, available-for-sale	33,750	32,225	10,000
Cash dividends received-subsidiaries	40,000	70,000	149,722
Net cash provided by (used in) investing activities	39,320	66,565	153,525
Cash flows from financing activities
Stock option excess tax benefit	444	4,929	2,042
Proceeds from stock option exercises	4,804	(150)	2,952
Treasury shares purchased	(19,251)	(47,904)	(131,827)
Treasury shares reissued	5,222	—	—
Cash dividends paid	(25,023)	(22,701)	(21,699)
Net cash used in financing activities	(33,804)	(65,826)	(148,532)
Net (decrease) increase in cash	(266)	374	(13)
Cash at beginning of year	375	1	14
Cash at end of year	$109	$375	$1

Interest paid on outstanding debt for 2009, 2008 and 2007 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2009, 2008 and 2007

(in thousands)					Incurred losses
	Deferred policy acquisition	Unpaid losses and settlement	Unearned premiums,	Net premiums	and settlement expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2009

Casualty segment	$27,309	$1,014,215	$166,410	$265,021	$188,229
Property segment	22,539	95,428	93,339	155,303	65,172
Surety segment	26,032	36,817	52,778	71,637	16,564

RLI Insurance Group	$75,880	$1,146,460	$312,527	$491,961	$269,965

Year ended December 31, 2008

Casualty segment	$31,685	$1,035,309	$193,984	$313,481	$220,442
Property segment	23,304	101,154	95,777	146,863	80,638
Surety segment	23,531	22,848	45,409	68,420	8,432

RLI Insurance Group	$78,520	$1,159,311	$335,170	$528,764	$309,512

Year ended December 31, 2007

Casualty segment	$35,141	$1,064,966	$216,589	$343,402	$223,352
Property segment	21,648	99,668	97,046	138,367	62,394
Surety segment	22,093	27,544	41,887	62,709	10,301

RLI Insurance Group	$78,882	$1,192,178	$355,522	$544,478	$296,047

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2009, 2008 and 2007

(in thousands)	Incurred
	losses and settlement expenses	Policy acquisition	Other operating	Net premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2009

Casualty segment	$(65,523)	$69,211	$21,615	$241,005
Property segment	3,434	51,886	11,551	152,889
Surety segment	(4,488)	40,923	6,602	76,022

RLI Insurance Group	$(66,577)	$162,020	$39,768	$469,916

Year ended December 31, 2008

Casualty segment	$(50,562)	$76,592	$20,501	$295,942
Property segment	(6,646)	47,491	9,568	146,089
Surety segment	(5,130)	39,237	5,138	71,425

RLI Insurance Group	$(62,338)	$163,320	$35,207	$513,456

Year ended December 31, 2007

Casualty segment	$(87,397)	$79,618	$25,967	$335,401
Property segment	(6,690)	41,841	10,253	137,419
Surety segment	(11,092)	34,151	6,015	65,943

RLI Insurance Group	$(105,179)	$155,610	$42,235	$538,763

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2009, 2008 and 2007

(in thousands)					Percentage
	Direct	Ceded to other	Assumed from other	Net	of amount assumed
Segment	amount	companies	companies	amount	to net

2009

Casualty	$359,751	$96,093	$1,363	$265,021	0.5%
Property	199,019	54,578	10,862	$155,303	7.0%
Surety	81,264	11,691	2,064	$71,637	2.9%

RLI Insurance Group Premiums earned	$640,034	$162,362	$14,289	$491,961	2.9%

2008

Casualty	$423,996	$111,982	$1,467	$313,481	0.5%
Property	199,681	55,199	2,381	$146,863	1.6%
Surety	72,147	5,097	1,370	$68,420	2.0%

RLI Insurance Group Premiums earned	$695,824	$172,278	$5,218	$528,764	1.0%

2007

Casualty	$484,996	$144,502	$2,908	$343,402	0.8%
Property	214,724	77,874	1,517	$138,367	1.1%
Surety	66,174	4,769	1,304	$62,709	2.1%

RLI Insurance Group Premiums earned	$765,894	$227,145	$5,729	$544,478	1.1%

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008 and 2007

	Balance at beginning	Amounts charged	Amounts recovered	Balance at end of
(in thousands)	of period	to expense	(written off)	period

2009 Allowance for uncollectible reinsurance	$29,211	$1,002	$(593)	$29,620

2008 Allowance for uncollectible reinsurance	$31,421	$1,416	$(3,626)	$29,211

2007 Allowance for uncollectible reinsurance	$36,558	$6,773	$(11,910)	$31,421

See the accompanying report of independent registered accounting firm on page 47 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(in thousands)
Affiliation with	Deferred policy acquisition	Claims and claim adjustment	Unearned premiums,	Net premiums	Net investment
Registrant (1)	costs	expense reserves	gross	earned	income

2009	$75,880	$1,146,460	$312,527	$491,961	$67,346
2008	$78,520	$1,159,311	$335,170	$528,764	$78,986
2007	$78,882	$1,192,178	$355,522	$544,478	$78,901

	Claims and claim adjustment expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2009	$269,965	$(66,577)	$162,020	$202,347	$469,916
2008	$309,512	$(62,338)	$163,320	$213,075	$513,456
2007	$296,047	$(105,179)	$155,610	$209,046	$538,763

(1)  Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 47 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’sForm 8-K filed May 8, 2009.

3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8-K filed November 18, 2008.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the Company’s Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.2	RLI Corp. Incentive Stock Option Plan	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637.

10.3	Directors’ Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.6	RLI Corp. Executive Deferred Compensation Plan, as amended	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.7	Key Employee Excess Benefit Plan, as amended	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.8	RLI Corp. Omnibus Stock Plan	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

10.9	RLI Incentive Compensation Plan, as amended	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

11.0	Statement re: computation of per share earnings	Refer to the Note 1P, “Earnings per share,”on page 42 of the 2009 Financial Report to Shareholders, attached as Exhibit 13.

13.0	2009 Financial Report to Shareholders	Attached as Exhibit 13.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page
21.1	Subsidiaries of the Registrant	Page 59

23.1	Consent of KPMG LLP	Page 60

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 61

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 62

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 63

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 64