Form 10-Q
period 2010-03-31
RLI CORP
filed 2010-04-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2010, the number of shares outstanding of the registrant’s Common Stock was 21,097,597.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2010	2009

Net premiums earned	$116,264	$125,682
Net investment income	16,600	17,703
Net realized investment gains	6,463	5,038
Other-than-temporary impairment (OTTI) losses on investments	—	(38,566)
Consolidated revenue	139,327	109,857
Losses and settlement expenses	54,257	61,221
Policy acquisition costs	40,465	41,013
Insurance operating expenses	8,827	8,262
Interest expense on debt	1,512	1,512
General corporate expenses	1,717	1,628
Total expenses	106,778	113,636
Equity in earnings of unconsolidated investee	2,253	1,398
Earnings (loss) before income taxes	34,802	(2,381)
Income tax expense (benefit)	10,581	(565)
Net earnings (loss)	$24,221	$(1,816)

Other comprehensive earnings, net of tax	9,275	3,578
Comprehensive earnings	$33,496	$1,762

Earnings per share:
Basic:

Basic net earnings (loss) per share	$1.14	$(0.08)
Basic comprehensive earnings per share	$1.58	$0.08

Diluted:

Diluted net earnings (loss) per share	$1.13	$(0.08)
Diluted comprehensive earnings per share	$1.57	$0.08

Weighted average number of common shares outstanding
Basic	21,176	21,557
Diluted	21,372	21,557

Cash dividends declared per common share	$0.28	$0.26

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	March 30,	December 31,
(in thousands, except share data)	2010	2009
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,245,127	$1,273,518
Held-to-maturity, at amortized cost	174,422	210,888
Trading, at fair value	442	941
Equity securities, at fair value	279,447	262,693
Short-term investments, at cost	182,320	104,462
Total investments	1,881,758	1,852,502
Accrued investment income	13,687	16,845
Premiums and reinsurance balances receivable	85,748	83,961
Ceded unearned premium	57,911	65,379
Reinsurance balances recoverable on unpaid losses	351,249	336,392
Deferred policy acquisition costs	73,748	75,880
Property and equipment	18,741	19,110
Investment in unconsolidated investees	46,237	44,286
Goodwill	26,214	26,214
Other assets	15,581	18,084
TOTAL ASSETS	$2,570,874	$2,538,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,171,685	$1,146,460
Unearned premiums	296,997	312,527
Reinsurance balances payable	18,679	22,431
Income taxes-deferred	29,612	24,299
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	22,504	41,835
Other liabilities	81,541	58,851
TOTAL LIABILITIES	$1,721,018	$1,706,403

Shareholders’ Equity
Common stock ($1 par value)
(32,225,618 shares issued at 3/31/10)
(32,179,091 shares issued at 12/31/09)	32,226	32,179
Paid-in capital	208,650	207,386
Accumulated other comprehensive earnings	86,686	77,411
Retained earnings	896,105	877,791
Deferred compensation	7,514	7,989
Less: Treasury shares at cost
(11,128,301 shares at 3/31/10)	(381,325)	(370,506)
(10,914,368 shares at 12/31/09)
TOTAL SHAREHOLDERS’ EQUITY	849,856	832,250
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,570,874	$2,538,653

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods Ended March 31,
(in thousands)	2010	2009

Net cash (used in) provided by operating activities	$(2,448)	$3,961
Cash Flows from Investing Activities
Investments purchased	(168,823)	(178,486)
Investments sold	102,442	105,725
Investments called or matured	134,015	118,776
Net change in short-term investments	(48,847)	(51,760)
Net property and equipment purchased	(402)	(59)
Net cash provided by (used in) investing activities	$18,385	$(5,804)

Cash Flows from Financing Activities
Cash dividends paid	$(5,954)	$(5,582)
Payment on short-term debt	—	—
Proceeds from issuance of short-term debt	—	—
Stock option plan share issuance	370	1,498
Excess tax benefit from exercise of stock options	941	181
Treasury shares reissued	—	5,746
Treasury shares purchased	(11,294)	—
Net cash (used in) provided by financing activities	$(15,937)	$1,843

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at March 31	$—	$—

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  Certain reclassifications were made to the prior year’s financial statements to conform to the classifications used in the current year. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

This ASU (Accounting Standards Update) amends certain disclosure requirements of Subtopic 820-10. This ASU requires additional disclosures for transfer of financial instruments in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. We adopted ASU 2010-06 on January 1, 2010.  The adoption of ASU 2010-06 did not have a significant impact on our disclosures.

C.             PROSPECTIVE ACCOUNTING STANDARDS

EITF Issue No. 09-G, Clarification of the Definition of Deferred Acquisition Costs (DAC) of Insurance Entities

This Emerging Issues Task Force (EITF or “Task Force”) Issue intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the Task Force reached a consensus-for-exposure that would limit the costs an entity can include in DAC to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only include those that result in the successful acquisition of a policy and exclude all costs incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.

On March 18 2010, the Task Force affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs.  The Task Force also agreed that advertising cost should be capitalized only when certain requirements are met.  There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested.  The Task Force plans to discuss that question and the effective date and transition at the next EITF meeting in June.

If the Task Force reaches a final consensus at a subsequent meeting and it is ratified by the Financial Accounting Standards Board (FASB), as currently proposed, it would be effective for interim and annual periods beginning on or after December 15, 2010, with either prospective or retrospective application permitted, as currently drafted. Early adoption would also be permitted.

This Issue, if ratified, has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on results of operations.  It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs.  Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over period in which the associated premium written is earned as revenue.  Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in current period.  We will continue to monitor the progress of this Issue.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at March 31, 2010 and December 31, 2009.  Annual impairment testing was performed during the second quarter of 2009.  Based upon this review, this asset was not impaired.  In addition, as of March 31, 2010, there were no triggering events that had occurred that would suggest an updated review was necessary.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2010			Ended March 31, 2009
(in thousands, except	Income	Shares	Per Share	Loss	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common shareholders	$24,221	21,176	$1.14	$(1,816)	21,557	$(0.08)
Effect of Dilutive Securities
Stock options	—	196		—	—

Diluted EPS
Income (loss) available to common shareholders	$24,221	21,372	$1.13	$(1,816)	21,557	$(0.08)

2.                            INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2009 Annual Report on Form 10-K, we present our investments in the above classes as either available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2010 and December 31, 2009. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of March 31, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2010, as the capital markets and general market conditions have continued their improvement from 2009 into 2010.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2010

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$3,973	$—	$3,973
Cost or Amortized Cost	4,007	—	4,007
Unrealized Loss	(34)	—	(34)

U.S Agency
Fair value	$145,433	$1,001	$146,434
Cost or Amortized Cost	146,355	1,004	147,359
Unrealized Loss	(922)	(3)	(925)

Mortgage-backed
Fair value	$23,680	$—	$23,680
Cost or Amortized Cost	23,916	—	23,916
Unrealized Loss	(236)	—	(236)

ABS/CMO*
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Corporate
Fair value	$65,224	$4,573	$69,797
Cost or Amortized Cost	66,092	4,978	71,070
Unrealized Loss	(868)	(405)	(1,273)

States, political subdivisions & revenues
Fair value	$59,067	$4,988	$64,055
Cost or Amortized Cost	59,704	5,107	64,811
Unrealized Loss	(637)	(119)	(756)

Subtotal, debt securities
Fair value	$297,377	$10,562	$307,939
Cost or Amortized Cost	300,074	11,089	311,163
Unrealized Loss	(2,697)	(527)	(3,224)

Common Stock
Fair value	$11,740	$—	$11,740
Cost or Amortized Cost	12,019	—	12,019
Unrealized Loss	(279)	—	(279)

Total
Fair value	$309,117	$10,562	$319,679
Cost or Amortized Cost	312,093	11,089	323,182
Unrealized Loss	(2,976)	(527)	(3,503)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.4 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2009

(dollars in thousands)	0-12 Mos.	> 12 Mos.	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Non-U.S Government
Fair value	$934	$—	$934
Cost or Amortized Cost	945	—	945
Unrealized Loss	(11)	—	(11)

U.S Agency
Fair value	$248,507	$—	$248,507
Cost or Amortized Cost	253,027	—	253,027
Unrealized Loss	(4,520)	—	(4,520)

Mortgage-backed
Fair value	$24,931	$—	$24,931
Cost or Amortized Cost	25,302	—	25,302
Unrealized Loss	(371)	—	(371)

ABS/CMO *
Fair value	$4,587	$3,255	$7,842
Cost or Amortized Cost	4,640	3,331	7,971
Unrealized Loss	(53)	(76)	(129)

Corporate
Fair value	$68,436	$8,420	$76,856
Cost or Amortized Cost	69,541	8,969	78,510
Unrealized Loss	(1,105)	(549)	(1,654)

States, political subdivisions & revenues
Fair value	$72,922	$7,028	$79,950
Cost or Amortized Cost	73,531	7,174	80,705
Unrealized Loss	(609)	(146)	(755)

Subtotal, debt securities
Fair value	$420,317	$18,703	$439,020
Cost or Amortized Cost	426,986	19,474	446,460
Unrealized Loss	(6,669)	(771)	(7,440)

Common Stock
Fair value	$11,720	$2,468	$14,188
Cost or Amortized Cost	12,019	2,624	14,643
Unrealized Loss	(299)	(156)	(455)

Preferred Stock
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Total
Fair value	$432,037	$21,171	$453,208
Cost or Amortized Cost	439,005	22,098	461,103
Unrealized Loss	(6,968)	(927)	(7,895)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.9 million, classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2010 and December 31, 2009 were as follows:

Available-for-sale

(in thousands)

	3/31/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$170,115	$1,078	$(367)	$170,826
Corporates	443,712	21,047	(1,273)	463,486
Mortgage-backed	224,433	8,534	(236)	232,731
ABS/CMO*	48,104	2,440	—	50,544
Treasuries	9,433	227	(34)	9,626
Munis	311,247	7,423	(756)	317,914
Total Fixed Income	$1,207,044	$40,749	$(2,666)	$1,245,127

Available-for-sale

(in thousands)

	12/31/2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$135,554	$850	$(1,572)	$134,832
Corporates	423,042	16,901	(1,654)	438,289
Mortgage-backed	234,936	7,019	(371)	241,584
ABS/CMO*	48,722	1,567	(129)	50,160
Treasuries**	6,384	243	(11)	6,616
Munis	391,565	11,227	(755)	402,037
Total Fixed Income	$1,240,203	$37,807	$(4,492)	$1,273,518

*Asset-backed and collateralized mortgage obligations

** Includes U.S. and Non-U.S. Government treasuries in 2009

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2010, and December 31, 2009:

	3/31/2010		12/31/2009
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$3,018	$3,131	$1,000	$1,045
After 1 but within 5 years	25,862	25,996	21,336	21,483
After 5 but within 10 years	90,129	90,051	34,487	34,168
After 10 years*	51,106	51,648	78,731	78,136
Total	170,115	170,826	135,554	134,832

Corporates
Due within 1 year	$33,522	$34,686	$10,510	$10,594
After 1 but within 5 years	112,433	118,610	126,627	133,032
After 5 but within 10 years	285,049	297,412	272,995	281,814
After 10 years	12,708	12,778	12,910	12,849
Total	443,712	463,486	423,042	438,289

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	6,128	6,480	6,535	6,819
After 10 years*	218,305	226,251	228,401	234,765
Total	224,433	232,731	234,936	241,584

Asset-backed
Due within 1 year	$251	$257	$—	$—
After 1 but within 5 years	2,362	2,471	3,148	3,285
After 5 but within 10 years	8,705	9,465	8,704	9,360
After 10 years*	36,786	38,351	36,870	37,515
Total	48,104	50,544	48,722	50,160

Treasuries
Due within 1 year	$2,021	$2,081	$—	$—
After 1 but within 5 years	7,412	7,545	6,384	6,616
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	9,433	9,626	6,384	6,616

Munis
Due within 1 year	$17,403	$17,675	$12,079	$12,299
After 1 but within 5 years	39,907	41,610	80,052	84,470
After 5 but within 10 years	103,629	106,309	122,497	126,056
After 10 years*	150,308	152,320	176,937	179,212
Total	311,247	317,914	391,565	402,037

TOTAL	$1,207,044	$1,245,127	$1,240,203	$1,273,518

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at March 31, 2010 and December 31, 2009 were as follows:

Held-to-maturity

(in thousands)

3/31/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$163,599	$961	$(558)	$164,002
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	10,823	295	—	11,118
Total Fixed Income	$174,422	$1,256	$(558)	$175,120

Held-to-maturity

(in thousands)

12/31/2009
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$200,064	$732	$(2,948)	$197,848
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	10,824	347	—	11,171
Total Fixed Income	$210,888	$1,079	$(2,948)	$209,019

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of March 31, 2010 and December 31, 2009:

	3/31/2010		12/31/2009
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$4,065	$4,284	$—	$—
After 1 but within 5 years	8,948	9,386	16,669	17,374
After 5 but within 10 years	85,979	85,916	109,975	108,798
After 10 years*	64,607	64,416	73,420	71,676
Total	163,599	164,002	200,064	197,848

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	—	—	—	—

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Munis
Due within 1 year	$2,220	$2,223	$2,220	$2,223
After 1 but within 5 years	8,603	8,895	7,950	8,178
After 5 but within 10 years	—	—	654	770
After 10 years*	—	—	—	—
Total	10,823	11,118	10,824	11,171

TOTAL	$174,422	$175,120	$210,888	$209,019

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$298,726	$295,726	$(3,000)	93.1%
2	BBB	Baa	12,437	12,213	(224)	6.9%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$311,163	$307,939	$(3,224)	100.0%

The fixed income portfolio contained 96 unrealized loss positions as of March 31, 2010. The $3.2 million in associated unrealized losses for these 96 securities represents 0.2% of the fixed income portfolio’s cost basis. Of these 96 securities, eight have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.5 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in other comprehensive earnings in the periods presented.

We did not incur any OTTI charges on fixed income securities during the first quarter of 2010.  We recognized $3.7 million of OTTI losses on fixed income securities in the first quarter of 2009.

Evaluating Investments for OTTI

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

As of March 31, 2010, we held four common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $0.3 million. Of the four common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.  Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the ability to hold these securities until recovery.

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

Through March 31, 2010, there were no impairment charges for equity securities. We recognized $34.9 million of OTTI losses on equity securities during the first quarter of 2009.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of March 31, 2010
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$442	$—	$442
Available-for-sale securities	279,447	1,245,127	—	1,524,574
Total	$279,447	$1,245,569	$—	$1,525,016

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2.

4.                            STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The purpose of the omnibus plan is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. Awards under the omnibus plan may be in the form of restricted stock, stock options (both incentive and nonqualified), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the omnibus plan is limited to our employees or employees of any affiliate and to individuals or entities who are not employees but who provide services to us or an affiliate, including services provided in the capacity of consultant, advisor or director. The granting of awards under the plan is solely at the discretion of the executive resources committee and the board of directors. The total number of shares of common stock available for distribution under the omnibus plan may not exceed 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,225,200 stock options under this plan, including 16,100 thus far in 2010.

Under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period. Beginning with the annual grant in May 2009, options granted have an eight-year life. Prior to that grant, options were granted with a ten-year life. The related compensation expense is recognized over the requisite service period.

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

The following tables summarize option activity for the periods ended March 31, 2010 and 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	16,100	$51.62
Options exercised	(117,400)	$30.55		$2,887
Options canceled/forfeited	(6,150)	$51.18
Outstanding options at March 31, 2010	1,476,353	$45.91	6.01	$16,402
Exercisable options at March 31, 2010	796,662	$41.75	4.85	$12,165

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	17,750	$56.64
Options exercised	(39,747)	$28.36		$1,025
Options canceled/forfeited	(9,060)	$52.18
Outstanding options at March 31, 2009	1,398,071	$43.89	6.43	$8,829
Exercisable options at March 31, 2009	818,960	$37.66	5.01	$10,267

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2010, 16,100 options were granted with an average exercise price of $51.62 and an average fair value of $12.83.  We recognized $0.7 million of expense in the first three months of 2010 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the first three months of 2010 related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $3.5 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2010	2009
Weighted-average fair value of grants	$12.83	$16.41
Risk-free interest rates	2.75%	2.18%
Dividend yield	1.73%	1.60%
Expected volatility	26.05%	26.92%
Expected option life	6.02 years	7.12 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  The expected volatility is calculated based on the mean reversion of RLI’s stock.  Prior to the second quarter of 2009, it was calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5.         OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods
	Ended March 31,
	REVENUES
	2010	2009
Casualty	$59,046	$70,690
Property	38,322	37,192
Surety	18,896	17,800

Net premiums earned	$116,264	$125,682

Net investment income	16,600	17,703
Net realized gains (losses)	6,463	(33,528)

Total consolidated revenue	$139,327	$109,857

	NET EARNINGS
	2010	2009
Casualty	$1,022	$6,003
Property	8,047	6,200
Surety	3,646	2,983

Net Underwriting Income	$12,715	$15,186

Net investment income	16,600	17,703
Net realized gains (losses)	6,463	(33,528)
General corporate expense and interest on debt	(3,229)	(3,140)
Equity in earnings of unconsolidated investee	2,253	1,398

Total earnings (loss) before income taxes	$34,802	$(2,381)
Income tax expense (benefit)	10,581	(565)

Total net earnings (loss)	$24,221	$(1,816)

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2010	2009

Casualty
General liability	$24,980	$30,729
Commercial and personal umbrella	15,196	15,988
Commercial transportation	10,427	10,795
Specialty programs	2,297	6,884
Executive coverages	3,971	3,653
Other	2,175	2,641
Total	$59,046	$70,690

Property
Commercial property	$20,032	$19,968
Marine	11,168	13,053
Other property	7,122	4,171
Total	$38,322	$37,192

Surety	$18,896	$17,800
Grand Total	$116,264	$125,682

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. RIC has authority to write fidelity and surety in North Carolina.  We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

The foundation of our overall business strategy is to underwrite for profit in all marketplaces. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio, and long-term appreciation in our equity portfolio.  Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly rated, diversified, liquid investment-grade securities. Regular underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Private equity investments, primarily our minority ownership in Maui Jim, Inc. (Maui Jim), have also enhanced overall returns. We have a diversified investment portfolio and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, multi-peril program business, and other specialty coverage, such as our professional liability for architects and engineers. In addition, we provide employers’ indemnity and in-home business owners’ coverage. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment primarily includes commercial fire, earthquake, difference in conditions, marine, facultative reinsurance, and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by limiting the total policy limits written in a particular region, by purchasing reinsurance, and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.

In 2010, we added crop reinsurance to the property segment as we entered into a two-year agreement to become a quota share reinsurer of Producers Agricultural Insurance Company (“ProAg”).  ProAg is a crop insurance company located in Amarillo, Texas.  Under this agreement, we will reinsure a portion of ProAg’s multi-peril crop insurance (MPCI) and crop hail premium and exposure.  Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). Crop insurers such as ProAg also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency sets the policy terms and conditions, rates and forms for crop insurance products, and is also responsible for setting compliance standards.

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

Combined ratio

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2010, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for mix and price change and loss cost inflation. The initial loss and ALAE ratios also reflect some provision for estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk include but are not limited to the following:

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of March 31, 2010.

Investment Valuation and OTTI

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

We regularly evaluate our fixed income and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the key factors we consider for determining if a security is other-than-temporarily impaired:

•      The length of time and the extent to which the fair value has been less than cost,

•      The probability of significant adverse changes to the cash flows on a fixed income investment,

•      The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, or the issuer proposing a voluntary reorganization which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims,

•      The probability that we will recover the entire amortized cost basis of our fixed income securities, or

•      For our equity securities, our expectation of recovery to cost within a reasonable period of time.

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

For mortgage-backed securities and asset-backed securities that have significant unrealized loss positions and major rating agency downgrades, credit impairment is assessed using a cash flow model that estimates likely payments using security-specific collateral and transaction structure. All our mortgage-backed and asset-backed securities are rated ‘AAA’ by at least one of the major rating agencies and the fair value is not significantly less than amortized cost.  In addition, the current cash flow assumptions are the same assumptions used at purchase which reflects no credit issues at this time.

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

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold equity securities in an unrealized loss position. For fixed income securities, we consider our intent to sell a security (which is determined on a security-by-security basis) and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2009 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.  See discussion of a new proposed FASB guideline regarding accounting for DAC in Note 1 C of Notes to Condensed Consolidated Financial Statements.

Deferred Taxes

We record net deferred tax assets to the extent temporary differences representing future deductible items exceed future taxable items. A significant amount of our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium.

Since there is no absolute assurance that these assets will be ultimately realized, management reviews our deferred tax positions to determine if it is more-likely-than-not that the assets will be realized. Periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the periodic review, management determines that the realization of the tax asset does not meet the more-likely-than-not criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered and thereby the applicable tax rates. These estimates are subject to change based on the circumstances.

We consider uncertainties in income taxes and recognize those in our financial statements as required. As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in tax expense.

THREE MONTHS ENDED MARCH 31, 2010, COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Consolidated revenues, as displayed in the table that follows, totaled $139.3 million for the first three months of 2010 compared to $109.9 million for the same period in 2009.

	For the Three-Month Periods
	Ended March 31,
	2010	2009
Consolidated revenues (in thousands)
Net premiums earned	$116,264	$125,682
Net investment income	16,600	17,703
Net realized investment gains (losses)	6,463	(33,528)
Total consolidated revenue	$139,327	$109,857

Consolidated revenue for the first three months of 2010 increased $29.5 million, or 27%, from the same period in 2009.  Net premiums earned for the Group decreased 8% from 2009 levels, as casualty writings continue to decline due primarily to the impact of the economy and overall rate softening.  Net investment income declined 6% to $16.6 million as the result of lower reinvestment yields.  We realized net investment gains of $6.5 million in the first three months of 2010, compared to net losses of $33.5 million in the first three months of 2009.  Investment losses for 2009 were the result of OTTIs due to unease in the financial system and overall market volatility.

Net after-tax earnings for the first three months of 2010 totaled $24.2 million, $1.13 per diluted share, compared to a net after-tax loss of $1.8 million, -$0.08 per diluted share for the same period in 2009.  While both periods benefited from positive underwriting income that was bolstered by favorable reserve development, results for 2009 were negatively impacted by net realized investment losses. In 2010, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $8.9 million compared to $7.4 million in 2009. Partially offsetting this favorable development in 2010 was $1.6 million in charges to reinstate a portion of prior year reinsurance coverage exhausted by loss activity on our marine coverage.  Bonus and profit sharing-related expenses associated with these specific items totaled $0.7 million in 2010 and $0.8 million in 2009. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first three months of 2010, equity in earnings of unconsolidated investee totaled $2.3 million from Maui Jim, Inc. (Maui Jim).  The first three months of 2009 reflected $1.4 million in Maui Jim income.  In 2010, Maui Jim, a producer of premium sunglasses, has experienced increased net sales, both domestically and internationally.

Results for the first three months of 2010 included pretax net realized gains of $6.5 million, compared to pretax net realized losses of $33.5 million, for the same period last year.  The majority of our realized gains relate to our municipal bond portfolio.  Efforts to reduce our investment portfolio’s exposure to municipal bonds, which began in late 2009, continued in 2010.  Securities sold resulted in recognizing net realized gains. Results for 2009 were impacted by $38.6 million of impairment losses.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $33.5 million, $1.57 per diluted share, for the first three months of 2010, compared to comprehensive earnings of $1.8 million, $0.08 per diluted share, for the same period in 2009. Unrealized gains, net of tax, for the first three months of 2010 were $9.3 million, compared to $3.6 million for the same period in 2009. Current asset allocation strategies have focused on limiting the impact of volatility in the equity markets, while placing a higher portfolio allocation to short-term investments.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined to $141.3 million for the first three months of 2010 from $148.4 million for the same period of 2009.  The continued decline in casualty writings served to offset growth in writings from property and surety.  Underwriting income for the Group decreased to $12.7 million for the first three months of 2010.  Underwriting income for 2010 benefited from $8.9 million in favorable development on prior accident years’ loss and hurricane reserves, offset by charges of $1.6 million to reinstate a portion of prior year reinsurance coverage exhausted by loss activity on our marine coverage.  In 2009, underwriting income included $7.4 million in favorable development on prior accident years’ loss and hurricane reserves. The GAAP combined ratio totaled 89.1 in 2010, compared to 87.9 in 2009.  While the Group’s loss ratio improved slightly, decreasing from 48.7 to 46.7, the Group’s expense ratio increased from 39.2 to 42.4.  Net operating expenses for 2010 were flat compared to 2009, but as net premiums earned decreased in the first three months of 2010 compared to 2009, the result is an increase in expense ratio as a percentage of premiums earned for 2010.

	For the Three-Month Periods
	Ended March 31,
	2010	2009
Gross premiums written (in thousands)
Casualty	$69,285	$79,872
Property	50,335	48,005
Surety	21,686	20,560
Total	$141,306	$148,437

Underwriting income (in thousands)
Casualty	$1,022	$6,003
Property	8,047	6,200
Surety	3,646	2,983
Total	$12,715	$15,186

Combined ratio
Casualty	98.3	91.5
Property	79.0	83.4
Surety	80.7	83.3
Total	89.1	87.9

Casualty

Gross premiums written for the casualty segment totaled $69.3 million for the first three months of 2010, a decrease of $10.6 million, or 13%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $24.5 million, a decrease of $7.4 million, or 23%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The continued reduction in construction activity, along with rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $1.7 million for 2010, a decrease of $2.3 million, or 57%, from the same period last year.  This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business.  On a positive note, written premium for design professionals advanced $2.3 million during the quarter.  This product, which provides professional liability for architects and engineers, was launched in late 2008.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns.  The soft marketplace is likely to continue to challenge our ability to grow premium in this segment this year.

In total, the casualty segment recorded underwriting income of $1.0 million, compared to $6.0 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2010 include personal umbrella, transportation, and specialty programs.  Due to positive emergence, during the first three months of 2010, we released reserves, improving the segment’s underwriting results by $5.5 million.  From an accident year standpoint, the majority of the favorable development occurred on accident years 2005 through 2007.  From a comparative standpoint, results for 2009 included $10.2 million of favorable loss experience on prior accident years, primarily for general liability, transportation and executive products.

Overall, the combined ratio for the casualty segment was 98.3 for 2010 compared to 91.5 in 2009. The segment’s loss ratio was 63.9 in 2010 compared to 60.0 in 2009, primarily driven by the higher amount of aforementioned favorable development in 2009 on prior accident years. The expense ratio for the casualty segment was 34.4 for the first three months of 2010 compared to 31.5 for the same period of 2009.  Expenses decreased in total for the segment in the first three months of 2010, but the expense ratio is higher as a percentage of the decreased net premium earned.

Property

Gross premiums written for the Group’s property segment totaled $50.3 million for the first three months of 2010, an increase of $2.3 million, or 5%, from the same period last year.  The increase is attributable to recent product launches.  On January 1, 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail premium and exposure under a quota share agreement.  The new crop reinsurance agreement added $5.4 million in gross premiums written in the first three months of 2010.  In addition, our facultative reinsurance division, launched in 2007, grew 39% to $3.0 million in gross premiums written as it continues to build out its footprint.  Lastly, our property treaty reinsurance agreement, started in the third quarter of 2009, added gross premiums written of $0.8 million in the first three months of 2010.  Offsetting these increases, difference-in-conditions (DIC) gross premiums written decreased $2.4 million, or 22%, to $8.6 million for the first three months of 2010 and our marine division decreased 9% to $12.0 million.  The exit from the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings for marine.

Underwriting income for the segment was $8.0 million for the first three months of 2010, compared to $6.2 million for the same period in 2009.  Results for 2010 reflect $0.5 million of favorable development on hurricane reserves and $1.2 million of favorable development on prior years’ marine loss reserves, primarily on accident years 2008 and 2009.  Offsetting that favorable development, marine’s underwriting results included charges of $1.6 million to reinstate a portion of reinsurance coverage exhausted by prior year ceded loss activity.  Specifically, ceded loss reserves were increased by $8.2 million on one large liability loss, which exhausted a portion of reinsurance coverage.  As a result, we incurred additional expense to reinstate the related reinsurance layers.  Since we had previously reached the majority of our retention on this loss, the resulting net incurred loss increase was minimal.  From a comparative standpoint, 2009 underwriting results were negatively impacted by a $3.9 million IBNR reserve increase for marine, offset by $0.4 million of favorable development on 2008 hurricane reserves and $0.7 million of favorable development on reserves for our run-off construction business.

Segment results for 2010 translate into a combined ratio of 79.0, compared to 83.4 for the same period last year. The segment’s loss ratio was 36.6 in 2010 compared to 41.3 in 2009, which was negatively impacted by the aforementioned marine IBNR increase.  From an expense standpoint, the segment’s expense ratio remained flat at 42.4 for 2010 and 42.1 for 2009.

Surety

The surety segment recorded gross premiums written of $21.7 million for the first three months of 2010, an increase of $1.1 million, or 6%, from the same period last year.  Premium growth was experienced across commercial, contract, and energy lines. The segment recorded underwriting income of $3.6 million, compared to $3.0 million for the same period last year. Results for 2010 include favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $1.7 million.  Given the short-tail nature of surety losses, the majority of favorable reserve development occurs in the most recent accident years.

The combined ratio for the surety segment totaled 80.7 in 2010, versus 83.3 for the same period in 2009.  The segment’s loss ratio was 13.3 for 2010, compared to 19.5 for 2009, due to the aforementioned favorable development in 2010 on prior accident years.  The expense ratio for 2010 was 67.4 compared to 63.8 for the same period last year, reflective of increased expenses associated with product expansion.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first quarter of 2010, the capital markets continued their upward trend after bottoming out during the first quarter of 2009.  Our analysis concludes that no securities in an unrealized loss position are other-than-temporarily impaired.

While both the fixed income and equity markets continue to post strong results, the economic recovery continues at a slower than normal pace.  We have reduced our fixed income duration and reduced our exposures to municipal securities which we believe will be constrained financially due to the slow economic recovery.

	3/31/2010		12/31/2009
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,419,991	75.5%	1,485,347	80.2%
Equity securities	279,447	14.8%	262,693	14.2%
Short-term investments	182,320	9.7%	104,462	5.6%
Total	1,881,758	100.0%	1,852,502	100.0%

Our current equity allocation represents 15% of our total investment portfolio.

We believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first three months of 2010, net investment income decreased 6% from that reported for the same period in 2009.  The decrease in investment income is a result of our eliminating higher-yielding equity securities including preferred stock, the high-yield municipal bond fund, and REITs after the first quarter of 2009.  Through the first three months of 2010, we continue to hold a higher than usual allocation to short-term investments yielding substantially less than the more volatile equity securities previously held.  This is due to having a number of securities called during the first quarter as well as decreasing our municipal portfolio.  In addition, short-term rates have substantially declined as a result of the Federal Reserve keeping short-term rates near 0%.

The average annual yields on our fixed income investments (excluding short-term investments) for the first three months of 2010 and 2009 were as follows:

	2010	2009
Pretax Yield
Taxable	4.74%	5.51%
Tax-Exempt	3.78%	3.97%
After-tax yield
Taxable	3.08%	3.58%
Tax-Exempt	3.58%	3.76%

The fixed income portfolio decreased by $65.4 million in the first three months of 2010.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.9%.  The equity portfolio had a total return of 4.9% for the first three months of 2010.  Our equity portfolio increased by $16.8 million during the first three months, to $279.4 million.

We recognized a total of $6.5 million in net realized gains in the first three months of 2010, compared to net realized losses of $33.5 million in the first three months of 2009.  Of the 2009 total, $38.6 million of losses relates to OTTI charges.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of March 31, 2010, including fair value, cost basis, and unrealized gains and losses.

	3/31/2010
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,187	$19,778	$4,591	$—	$4,591	30.2%
Consumer Staples	13,110	27,169	14,059	—	14,059	107.2%
Energy	10,786	22,310	11,524	—	11,524	106.8%
Financials	20,117	29,127	9,010	—	9,010	44.8%
Healthcare	7,800	16,505	8,790	(85)	8,705	111.6%
Industrials	18,345	32,435	14,090	—	14,090	76.8%
Materials	4,952	5,695	743	—	743	15.0%
Information Technology	17,905	28,751	10,846	—	10,846	60.6%
Telecommunications	4,867	8,626	3,759	—	3,759	77.2%
Utilities	35,381	47,371	12,184	(194)	11,990	33.9%
ETF	36,183	41,680	5,497	—	5,497	15.2%
	$184,633	$279,447	$95,093	$(279)	$94,814	51.4%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of March 31, 2010, we had $329.0 million in municipal securities.  As of March 31, 2010, approximately 20% of our municipal bond portfolio maintains an ‘AAA’ rating, and 82% of our municipal bond portfolio maintains an ‘AA’ rating.

INCOME TAXES

Our effective tax rate for the first three months of 2010 was 30% compared to 24% for the same period in 2009.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first three months of 2010 was higher due to a significant increase in realized investment gains and a decrease in tax-favored investment income, offset slightly by a decrease in underwriting income. Realized investment gains were $6.5 million in 2010 compared to $33.5 million of realized investment losses in 2009, or a $40.0 million swing quarter over quarter. In addition, we have reduced our overall level of investments in tax-exempt securities which in turn are producing lower rates of return in 2010.

Income tax expense (benefit) attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2010 and 2009 as a result of the following:

	2010		2009
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,181	35%	$(833)	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,011)	-3%	(1,440)	60%
Dividends received deduction	(323)	-1%	(400)	17%
Dividends paid deduction	(146)	-1%	(134)	6%
Other items, net	(120)	0%	2,242	-94%

Total tax expense (benefit)	$10,581	30%	$(565)	24%

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

The following table summarizes cash flows for the three-month periods ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Operating cash flows	$(2,448)	$3,961
Investing cash flows	$18,385	$(5,804)
Financing cash flows	$(15,937)	$1,843
Total	$—	$—

Cash flows from operating activities are typically lower during the first quarter due to the cyclical nature of premium renewals and payments, including bonus, retirement, and profit-sharing contributions.  Specifically for the first three months of 2010, cash flows from operating activities decreased compared to that reported for the same period in 2009 due largely to a decrease in premium receipts.  In addition, tax payments increased, as did certain other payments.  Partially offsetting these declines in operating cash, paid losses decreased during the quarter.  Our common stock repurchase program caused cash flows from financing activities to decrease during the first quarter of 2010 compared to 2009 as the program was temporarily suspended during the first three months of 2009.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at March 31, 2010 was $101.8 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of March 31, 2010, we had short-term investments and other investments maturing within one year of approximately $240.7 million and investments of $449.5 million maturing within five years.  As of March 31, 2010, our short-term investments were held in prime funds within multiple fund families, including JP Morgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of March 31, 2010, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2010, our investment portfolio had a book value of $1.9 billion. Invested assets at March 31, 2010, increased by $29.3 million from December 31, 2009.

As of March 31, 2010, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$333,714	$334,828	$1,114	17.8%	AAA
Corporates	443,764	463,536	19,772	24.6%	A
Mortgage-backed	261,458	271,325	9,867	14.4%	AAA
Asset-backed	11,318	12,193	875	0.7%	AAA
Treasuries	9,591	9,775	184	0.5%	AAA
Munis	322,069	329,032	6,963	17.5%	AA
Total Fixed Income	$1,381,914	$1,420,689	$38,775	75.5%	AA

Equities	$184,633	$279,447	$94,814	14.8%

Short-term investments	$182,320	$182,320	$—	9.7%

Total Portfolio	$1,748,867	$1,882,456	$133,589	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of March 31, 2010, our fixed income portfolio had the following rating distribution:

AAA	49.2%
AA	17.8%
A	23.4%
BBB	9.6%
NR	0.0%
Total	100.0%

As of March 31, 2010, the duration of the fixed income portfolio was 4.4 years. Our fixed income portfolio remained well diversified, with 594 individual issues as of March 31, 2010.

Our investment portfolio has limited exposure to structured asset-backed products. As of March 31, 2010, we have $12.2 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2010 we did not hold any securities that are classified as subprime home equity. We had $38.6 million in securities backed by commercial mortgages and $232.7 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was three percent of our investment portfolio as of March 31, 2010.

At March 31, 2010, our equity portfolio had a fair value of $279.4 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2010, our equity portfolio had a dividend yield of 2.7% compared to 1.9% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 81 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2010, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $850.0 million of shareholders’ equity. Debt outstanding comprised 11.8% of total capital as of March 31, 2010.

We paid a quarterly cash dividend of $0.28 per share on April 15, 2010, the same amount as the prior quarter.  We have paid dividends for 135 consecutive quarters and increased dividends in each of the last 34 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2010 without prior approval is $78.4 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2009.  The total dividend paid in the first three months of 2010 was $20.0 million. Other dividends paid in the previous nine months totaled $35.0 million, bringing the total for the rolling 12-month period to $55.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2010, the same amount as the same period in 2009.  As of March 31,

2010, outstanding debt balances totaled $100.0 million, the same amount outstanding at March 31, 2009.  Debt balances at March 31, 2010 and March 31, 2009 were comprised of the $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the three-month periods ended March 31, 2010 and 2009:

	2010	2009
Line of Credit	NA	NA
Reverse repurchase agreements	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2009 Annual Report on Form 10-K.

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

Items 2(a) and (b) are not applicable.

Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our Board of Directors on May 3, 2007.  On November 14, 2007, our Board of Directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the first quarter of 2010, we repurchased 213,933 shares for $11.3 million under the plan.  The transactions occurred pursuant to open market purchases.

Table below shows our repurchases of the Company’s common stock during the first quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2010 - January 31, 2010	16,000	$51.97	16,000	$17,151,241
February 1, 2010 - February 28, 2010	141,944	52.02	141,944	9,767,755
March 1, 2010 - March 31, 2010	55,989	55.00	55,989	6,688,564
Total	213,933	$52.79	213,933	$6,688,564

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

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

Date: April 26, 2010