Form 10-Q
period 2010-06-30
RLI CORP
filed 2010-07-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2010, the number of shares outstanding of the registrant’s Common Stock was 20,931,496.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2010	2009

Net premiums earned	$121,758	$122,492
Net investment income	16,765	16,496
Net realized investment gains	4,291	12,419
Other-than-temporary impairment (OTTI) losses on investments	—	(6,665)
Consolidated revenue	142,814	144,742
Losses and settlement expenses	45,072	48,780
Policy acquisition costs	37,715	38,556
Insurance operating expenses	8,170	10,072
Interest expense on debt	1,513	1,513
General corporate expenses	1,541	2,042
Total expenses	94,011	100,963
Equity in earnings of unconsolidated investee	3,426	2,724
Earnings before income taxes	52,229	46,503
Income tax expense	17,235	12,423
Net earnings	$34,994	$34,080

Other comprehensive earnings (loss), net of tax	(11,765)	22,810
Comprehensive earnings	$23,229	$56,890

Earnings per share:
Basic:

Basic net earnings per share	$1.66	$1.58
Basic comprehensive earnings per share	$1.10	$2.63

Diluted:

Diluted net earnings per share	$1.65	$1.57
Diluted comprehensive earnings per share	$1.09	$2.62

Weighted average number of common shares outstanding
Basic	21,026	21,617
Diluted	21,223	21,721

Cash dividends declared per common share	$0.29	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2010	2009

Net premiums earned	$238,022	$248,174
Net investment income	33,365	34,199
Net realized investment gains	10,754	17,457
Other-than-temporary impairment (OTTI) losses on investments	—	(45,231)
Consolidated revenue	282,141	254,599
Losses and settlement expenses	99,329	110,001
Policy acquisition costs	78,180	79,569
Insurance operating expenses	16,997	18,334
Interest expense on debt	3,025	3,025
General corporate expenses	3,258	3,670
Total expenses	200,789	214,599
Equity in earnings of unconsolidated investee	5,679	4,122
Earnings before income taxes	87,031	44,122
Income tax expense	27,816	11,858
Net earnings	$59,215	$32,264

Other comprehensive earnings (loss), net of tax	(2,490)	26,388
Comprehensive earnings	$56,725	$58,652

Earnings per share:
Basic:

Basic net earnings per share	$2.81	$1.49
Basic comprehensive earnings per share	$2.69	$2.72

Diluted:

Diluted net earnings per share	$2.78	$1.48
Diluted comprehensive earnings per share	$2.66	$2.70

Weighted average number of common shares outstanding
Basic	21,100	21,587
Diluted	21,298	21,744

Cash dividends declared per common share	$0.57	$0.53

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2010	2009
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,263,708	$1,273,518
Held-to-maturity, at amortized cost	226,497	210,888
Trading, at fair value	278	941
Equity securities, at fair value	272,840	262,693
Short-term investments, at cost	113,793	104,462
Total investments	1,877,116	1,852,502
Accrued investment income	15,758	16,845
Premiums and reinsurance balances receivable	106,564	83,961
Ceded unearned premium	60,537	65,379
Reinsurance balances recoverable on unpaid losses	361,876	336,392
Deferred policy acquisition costs	79,062	75,880
Property and equipment	18,112	19,110
Investment in unconsolidated investees	49,268	44,286
Goodwill	26,214	26,214
Other assets	17,603	18,084
TOTAL ASSETS	$2,612,110	$2,538,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,183,008	$1,146,460
Unearned premiums	328,232	312,527
Reinsurance balances payable	21,619	22,431
Income taxes-deferred	25,117	24,299
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	26,099	41,835
Other liabilities	69,529	58,851
TOTAL LIABILITIES	$1,753,604	$1,706,403

Shareholders’ Equity
Common stock ($1 par value)
(32,249,172 shares issued at 6/30/10)
(32,179,091 shares issued at 12/31/09)	32,249	32,179
Paid-in capital	210,682	207,386
Accumulated other comprehensive earnings	74,921	77,411
Retained earnings	925,029	877,791
Deferred compensation	6,548	7,989
Less: Treasury shares at cost
(11,317,676 shares at 6/30/10)	(390,923)	(370,506)
(10,914,368 shares at 12/31/09)
TOTAL SHAREHOLDERS’ EQUITY	858,506	832,250
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,612,110	$2,538,653

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2010	2009

Net cash provided by operating activities	$35,459	$61,600
Cash Flows from Investing Activities
Investments purchased	(458,191)	(523,557)
Investments sold	148,999	192,939
Investments called or matured	297,960	318,700
Net change in short-term investments	6,667	(46,458)
Net property and equipment purchased	(541)	(274)
Net cash used in investing activities	$(5,106)	$(58,650)

Cash Flows from Financing Activities
Cash dividends paid	$(11,861)	$(11,200)
Stock option plan share issuance	1,750	2,323
Excess tax benefit from exercise of stock options	1,616	181
Treasury shares reissued	—	5,746
Treasury shares purchased	(21,858)	—
Net cash used in financing activities	$(30,353)	$(2,950)

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at June 30	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2010 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made.  Certain reclassifications were made to the prior year’s financial statements to conform to the classifications used in the current year. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the period.  These estimates are inherently subject to change and actual results could differ from these estimates.

B.           ADOPTED ACCOUNTING STANDARDS

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

This Accounting Standards Update (ASU) amends certain disclosure requirements of Subtopic 820-10. This ASU requires additional disclosures for the transfer of financial instruments in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. We adopted ASU 2010-06 on January 1, 2010.  The adoption of ASU 2010-06 did not have a significant impact on our disclosures.

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

On March 18, 2010, the Task Force affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs.  The Task Force also agreed that advertising costs should be capitalized only when certain requirements are met.  There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested.  A Working Group was formed to assist the staff in advising the Task Force on the effective date and transition questions.  They met in May 2010 and have issued a report to be discussed at the upcoming EITF meeting on July 29, 2010.  At that time, we believe the Task Force will be asked to conclude on the aforementioned accounting for advertising costs. Additionally, we believe the Task Force will be asked to finalize its views on the transition methods and disclosures as well as the effective date of the proposed update.

If the Task Force reaches a final consensus at the July meeting (or a subsequent meeting) and it is ratified by the Financial Accounting Standards Board (FASB), as currently proposed, it would be effective for interim and annual periods beginning on or after December 15, 2010, with either prospective or retrospective application permitted, as currently drafted. Early adoption would also be permitted.

This Issue, if ratified, has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on results of operations.  It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs.  Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over the period in which the associated premium written is earned as revenue.  Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in the current period.  We will continue to monitor the progress of this Issue.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at June 30, 2010 and December 31, 2009.  Annual impairment testing was performed during the second quarter of 2010.  Based upon this review, this asset was not impaired.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2010			Ended June 30, 2009
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$34,994	21,026	$1.66	$34,080	21,617	$1.58
Effect of Dilutive Securities
Stock Options	—	197		—	104

Diluted EPS
Income available to common shareholders	$34,994	21,223	$1.65	$34,080	21,721	$1.57

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2010			Ended June 30, 2009
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$59,215	21,100	$2.81	$32,264	21,587	$1.49
Effect of Dilutive Securities
Stock options	—	198		—	157

Diluted EPS
Income available to common shareholders	$59,215	21,298	$2.78	$32,264	21,744	$1.48

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2009 Annual Report on Form 10-K, we present our investments in the above classes as either available-for-sale, held-to-

maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of June 30, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2010, as the performance of the debt markets has more than offset the decline in the equity markets.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2010

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$4,496	$—	$4,496
Cost or Amortized Cost	4,511	—	4,511
Unrealized Loss	(15)	—	(15)

ABS/CMO*
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Corporate
Fair value	$32,108	$4,752	$36,860
Cost or Amortized Cost	33,501	4,978	38,479
Unrealized Loss	(1,393)	(226)	(1,619)

States, political subdivisions & revenues
Fair value	$14,852	$4,040	$18,892
Cost or Amortized Cost	14,967	4,095	19,062
Unrealized Loss	(115)	(55)	(170)

Subtotal, debt securities
Fair value	$51,456	$8,792	$60,248
Cost or Amortized Cost	52,979	9,073	62,052
Unrealized Loss	(1,523)	(281)	(1,804)

Common Stock
Fair value	$71,141	$—	$71,141
Cost or Amortized Cost	76,210	—	76,210
Unrealized Loss	(5,069)	—	(5,069)

Total
Fair value	$122,597	$8,792	$131,389
Cost or Amortized Cost	129,189	9,073	138,262
Unrealized Loss	(6,592)	(281)	(6,873)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.3 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2009

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Non-U.S Government
Fair value	$934	$—	$934
Cost or Amortized Cost	945	—	945
Unrealized Loss	(11)	—	(11)

U.S Agency
Fair value	$248,507	$—	$248,507
Cost or Amortized Cost	253,027	—	253,027
Unrealized Loss	(4,520)	—	(4,520)

Mortgage-backed
Fair value	$24,931	$—	$24,931
Cost or Amortized Cost	25,302	—	25,302
Unrealized Loss	(371)	—	(371)

ABS/CMO *
Fair value	$4,587	$3,255	$7,842
Cost or Amortized Cost	4,640	3,331	7,971
Unrealized Loss	(53)	(76)	(129)

Corporate
Fair value	$68,436	$8,420	$76,856
Cost or Amortized Cost	69,541	8,969	78,510
Unrealized Loss	(1,105)	(549)	(1,654)

States, political subdivisions & revenues
Fair value	$72,922	$7,028	$79,950
Cost or Amortized Cost	73,531	7,174	80,705
Unrealized Loss	(609)	(146)	(755)

Subtotal, debt securities
Fair value	$420,317	$18,703	$439,020
Cost or Amortized Cost	426,986	19,474	446,460
Unrealized Loss	(6,669)	(771)	(7,440)

Common Stock
Fair value	$11,720	$2,468	$14,188
Cost or Amortized Cost	12,019	2,624	14,643
Unrealized Loss	(299)	(156)	(455)

Total
Fair value	$432,037	$21,171	$453,208
Cost or Amortized Cost	439,005	22,098	461,103
Unrealized Loss	(6,968)	(927)	(7,895)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.9 million, classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2010 and December 31, 2009 were as follows:

Available-for-sale

(in thousands)

	6/30/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$189,452	$2,321	$—	$191,773
Corporates	455,505	32,046	(1,519)	486,032
Mortgage-backed	225,661	13,084	(15)	238,730
ABS/CMO*	47,312	2,704	—	50,016
Treasuries	9,419	328	—	9,747
Munis	278,961	8,619	(170)	287,410
Total Fixed Income	$1,206,310	$59,102	$(1,704)	$1,263,708

Available-for-sale

(in thousands)

	12/31/2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$135,554	$850	$(1,572)	$134,832
Corporates	423,042	16,901	(1,654)	438,289
Mortgage-backed	234,936	7,019	(371)	241,584
ABS/CMO*	48,722	1,567	(129)	50,160
Treasuries**	6,384	243	(11)	6,616
Munis	391,565	11,227	(755)	402,037
Total Fixed Income	$1,240,203	$37,807	$(4,492)	$1,273,518

*Asset-backed and collateralized mortgage obligations

** Includes U.S. and Non-U.S. Government treasuries in 2009

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2010, and December 31, 2009:

	6/30/2010		12/31/2009
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$3,013	$3,098	$1,000	$1,045
After 1 but within 5 years	8,840	9,088	21,336	21,483
After 5 but within 10 years	117,464	118,413	34,487	34,168
After 10 years*	60,135	61,174	78,731	78,136
Total	189,452	191,773	135,554	134,832

Corporates
Due within 1 year	$33,515	$34,256	$10,510	$10,594
After 1 but within 5 years	120,437	127,682	126,627	133,032
After 5 but within 10 years	289,572	311,490	272,995	281,814
After 10 years	11,981	12,604	12,910	12,849
Total	455,505	486,032	423,042	438,289

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	5,705	6,075	6,535	6,819
After 10 years*	219,956	232,655	228,401	234,765
Total	225,661	238,730	234,936	241,584

Asset-backed
Due within 1 year	$251	$253	$—	$—
After 1 but within 5 years	4,721	4,950	3,148	3,285
After 5 but within 10 years	5,598	6,252	8,704	9,360
After 10 years*	36,742	38,561	36,870	37,515
Total	47,312	50,016	48,722	50,160

Treasuries
Due within 1 year	$2,015	$2,059	$—	$—
After 1 but within 5 years	7,404	7,688	6,384	6,616
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	9,419	9,747	6,384	6,616

Munis
Due within 1 year	$22,110	$22,431	$12,079	$12,299
After 1 but within 5 years	25,772	27,096	80,052	84,470
After 5 but within 10 years	91,638	94,837	122,497	126,056
After 10 years*	139,441	143,046	176,937	179,212
Total	278,961	287,410	391,565	402,037

TOTAL	$1,206,310	$1,263,708	$1,240,203	$1,273,518

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at June 30, 2010 and December 31, 2009 were as follows:

Held-to-maturity

(in thousands)

	6/30/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$202,675	$2,044	$—	$204,719
Corporates	15,000	—	(100)	14,900
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	8,822	291	—	9,113
Total Fixed Income	$226,497	$2,335	$(100)	$228,732

Held-to-maturity

(in thousands)

12/31/2009
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$200,064	$732	$(2,948)	$197,848
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	10,824	347	—	11,171
Total Fixed Income	$210,888	$1,079	$(2,948)	$209,019

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of June 30, 2010 and December 31, 2009:

	6/30/2010		12/31/2009
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$4,072	$4,234	$—	$—
After 1 but within 5 years	3,952	4,412	16,669	17,374
After 5 but within 10 years	87,960	88,466	109,975	108,798
After 10 years*	106,691	107,607	73,420	71,676
Total	202,675	204,719	200,064	197,848

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	15,000	14,900	—	—
Total	15,000	14,900	—	—

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Munis
Due within 1 year	$2,050	$2,075	$2,220	$2,223
After 1 but within 5 years	6,772	7,038	7,950	8,178
After 5 but within 10 years	—	—	654	770
After 10 years*	—	—	—	—
Total	8,822	9,113	10,824	11,171

TOTAL	$226,497	$228,732	$210,888	$209,019

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$54,306	$52,594	$(1,712)	94.9%
2	BBB	Baa	7,746	7,654	(92)	5.1%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$62,052	$60,248	$(1,804)	100.0%

The fixed income portfolio contained 26 unrealized loss positions as of June 30, 2010. The $1.8 million in associated unrealized losses for these 26 securities represents 0.1% of the fixed income portfolio’s cost basis. Of these 26 securities, six have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.3 million in unrealized losses.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in other comprehensive earnings in the periods presented.

We did not incur any OTTI charges on fixed income securities during the first half of 2010.  We recognized $4.5 million of OTTI losses on fixed income securities in the first half of 2009.

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

As of June 30, 2010, we held 21 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $5.1 million. Of the 21 common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the ability to hold these securities until recovery.

As part of our evaluation of the securities in an unrealized loss position and the potential for recovery in a reasonable period of time, we specifically review equity securities with unrealized losses as to the financial condition and future prospects of the issuers including valuation metrics, earnings strength and other relevant matters.  In addition, we monitor the price volatility of the equity securities themselves. Securities for which we have the ability and intent to hold at least until the investment impairment is recovered given the future prospects of the issuers, and securities with any unrealized losses due primarily to temporary market and/or sector-related factors other than issuer specific factors, are generally not considered other-than-temporarily impaired.

Through June 30, 2010, there were no impairment charges for equity securities. We recognized $40.7 million of OTTI losses on equity securities during the first half of 2009.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2010
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$102	$—	$102
ABS/CMO*	—	17	—	17
Treasuries	—	159	—	159
Total trading securities	$—	$278	$—	$278
Available-for-sale securities
Agencies	$—	$191,773	$—	$191,773
Corporates	—	486,032	—	486,032
Mortgage-backed	—	238,730	—	238,730
ABS/CMO*	—	50,016	—	50,016
Treasuries	—	9,747	—	9,747
Municipals	—	287,410	—	287,410
Equity	272,840	—	—	272,840
Total available-for-sale securities	$272,840	$1,263,708	$—	$1,536,548
Total	$272,840	$1,263,986	$—	$1,536,826

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2009
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$102	$—	$102
Mortgage-backed	—	18	—	18
ABS/CMO*	—	674	—	674
Treasuries	—	147	—	147
Total trading securities	$—	$941	$—	$941
Available-for-sale securities
Agencies	$—	$134,832	$—	$134,832
Corporates	—	438,289	—	438,289
Mortgage-backed	—	241,584	—	241,584
ABS/CMO*	—	50,160	—	50,160
Treasuries**	—	6,616	—	6,616
Municipals	—	402,037	—	402,037
Equity	262,693	—	—	262,693
Total available-for-sale securities	$262,693	$1,273,518	$—	$1,536,211
Total	$262,693	$1,274,459	$—	$1,537,152

*Asset-backed & collateralized mortgage obligations

**Includes U.S. and Non-U.S. Government treasures in 2009

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2.

4.  STOCK BASED COMPENSATION

During 2005, our shareholders approved the RLI Corp. Omnibus Stock Plan (omnibus plan).  The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,225,200 stock options under this plan, including 16,100 in the first quarter of 2010.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaces the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of this plan, effective May 6, 2010, options will no longer be granted under the omnibus plan.  The purpose of the LTIP is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. In addition, the opportunity to acquire a proprietary interest in the company will aid in attracting and retaining key personnel of outstanding ability.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Thus far in 2010, we have granted 167,150 stock options under the LTIP.

Under the LTIP, as under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period. Beginning with the annual grant in May 2009, options granted have an eight-year life. Prior to that grant, options were granted with a ten-year life. The related compensation expense is recognized over the requisite service period.

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

The following tables summarize option activity for the periods ended June 30, 2010 and 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	183,250	$55.93
Options exercised	(155,439)	$31.50		$3,784
Options canceled/forfeited	(23,130)	$50.51
Outstanding options at June 30, 2010	1,588,484	$47.24	5.93	$8,377
Exercisable options at June 30, 2010	910,793	$43.59	4.87	$8,128

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	228,800	$47.66
Options exercised	(49,151)	$28.01		$1,225
Options canceled/forfeited	(18,060)	$52.06
Outstanding options at June 30, 2009	1,590,717	$44.34	6.40	$729
Exercisable options at June 30, 2009	924,776	$39.58	5.16	$4,831

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2010, 183,250 options were granted with an average exercise price of $55.93 and an average fair value of $13.37.  We recognized $0.9 million of expense in the second quarter of 2010, and $1.6 million in the first six months of 2010, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2010, and $0.6 million in the first six months of 2010, related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $4.6 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2010	2009
Weighted-average fair value of grants	$13.37	$11.25
Risk-free interest rates	2.76%	2.06%
Dividend yield	1.74%	1.61%
Expected volatility	25.91%	26.20%
Expected option life	5.57 years	5.72 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2010	2009	2010	2009
Casualty	$58,397	$67,282	$117,443	$137,972
Property	43,644	38,373	81,966	75,565
Surety	19,717	16,837	38,613	34,637

Net premiums earned	$121,758	$122,492	$238,022	$248,174

Net investment income	16,765	16,496	33,365	34,199
Net realized gains (losses)	4,291	5,754	10,754	(27,774)

Total consolidated revenue	$142,814	$144,742	$282,141	$254,599

	NET EARNINGS		NET EARNINGS
	2010	2009	2010	2009
Casualty	$13,763	$14,047	$14,785	$20,050
Property	9,334	9,157	17,381	15,357
Surety	7,704	1,880	11,350	4,863

Net Underwriting Income	$30,801	$25,084	$43,516	$40,270

Net investment income	16,765	16,496	33,365	34,199
Net realized gains (losses)	4,291	5,754	10,754	(27,774)
General corporate expense and interest on debt	(3,054)	(3,555)	(6,283)	(6,695)
Equity in earnings of unconsolidated investee	3,426	2,724	5,679	4,122

Total earnings before income taxes	$52,229	$46,503	$87,031	$44,122
Income tax expense	17,235	12,423	27,816	11,858

Total net earnings	$34,994	$34,080	$59,215	$32,264

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009

Casualty
General liability	$24,799	$29,091	$49,779	$59,820
Commercial and personal umbrella	15,298	15,669	30,494	31,657
Commercial transportation	10,356	10,673	20,783	21,468
Executive coverages	3,766	3,824	7,737	7,477
Specialty programs	1,816	5,800	4,113	12,684
Other	2,362	2,225	4,537	4,866
Total	$58,397	$67,282	$117,443	$137,972

Property
Commercial property	$20,130	$20,599	$40,162	$40,567
Marine	12,060	13,168	23,228	26,221
Crop reinsurance	5,109	—	6,000	—
Facultative reinsurance	2,671	1,730	5,378	2,962
Other property	3,674	2,876	7,198	5,815
Total	$43,644	$38,373	$81,966	$75,565

Surety	$19,717	$16,837	$38,613	$34,637
Grand Total	$121,758	$122,492	$238,022	$248,174

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

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. RIC has authority to write fidelity and surety in North Carolina.  We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

In 2010, we added crop reinsurance to the property segment as we entered into a two-year agreement to become a quota share reinsurer of Producers Agricultural Insurance Company (“ProAg”).  ProAg is a crop insurance company located in Amarillo, Texas.  Under this agreement, we will reinsure a portion of ProAg’s multi-peril crop insurance (MPCI) and crop hail premium and exposure.  Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). Crop insurers such as ProAg also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency sets the policy terms and conditions, rates and forms for crop insurance products, and is also responsible for setting compliance standards.  Our crop reinsurance business has inherent risks including a higher degree of estimation during interim periods, and a lag in reporting data from the insurer.  We also rely more on the historical experience of the insurer in our estimation process.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2010, make a reasonable provision to meet our future obligations.

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

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate. Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty segment where the most significant estimation risks reside. In addition, some variance is carried on our surety segment where the impact of the economic environment is expected to emerge.  These estimation risks are considered when setting the initial loss ratio for the product and segment. In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods. It is also possible that the risks materialize above the amount we considered when booking our initial loss reserves. In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes and our methodologies result in a reasonable provision for reserves as of June 30, 2010.

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

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed collectibility tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2009 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.  See discussion of a new proposed FASB guideline regarding accounting for DAC in Note 1 C of “Notes to Unaudited Condensed Consolidated Interim Financial Statements”.

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

We consider uncertainties in income taxes and recognize those in our financial statements as required. As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the unaudited condensed consolidated interim financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in tax expense.

SIX MONTHS ENDED JUNE 30, 2010, COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Consolidated revenues, as displayed in the table that follows, totaled $282.1 million for the first six months of 2010 compared to $254.6 million for the same period in 2009.

	For the Six-Month Periods
	Ended June 30,
	2010	2009
Consolidated revenues (in thousands)
Net premiums earned	$238,022	$248,174
Net investment income	33,365	34,199
Net realized investment gains (losses)	10,754	(27,774)
Total consolidated revenue	$282,141	$254,599

Consolidated revenue for the first six months of 2010 increased $27.5 million, or 11%, from the same period in 2009.  Net premiums earned for the Group decreased 4% from 2009 levels, as casualty writings continue to decline due primarily to the impact of the economy and overall rate softening.  Net investment income declined 2% to $33.4 million.  Current asset allocation strategies have focused on limiting the impact of volatility in the equity markets, while placing a higher portfolio allocation to short-term investments. We realized net investment gains of $10.8 million in the first six months of 2010, compared to net losses of $27.8 million in the first six months of 2009.  Investment losses for 2009 were the result of impairment losses due to unease in the financial system and overall market volatility.

Net after-tax earnings for the first six months of 2010 totaled $59.2 million, $2.78 per diluted share, compared to $32.3 million, $1.48 per diluted share for the same period in 2009.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2010, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $30.9 million compared to $27.0 million in 2009. Partially offsetting this favorable development in 2010 was $1.6 million in charges to reinstate a portion of prior year reinsurance coverage exhausted by loss activity on our marine coverage, as well as $3.5 million in Midwest and Southeast storm losses.  Bonus and profit sharing-related expenses associated with these specific items totaled $3.7 million in 2010 and $4.0 million in 2009. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

While there were increases to bonuses and profit sharing-related expenses associated with the aforementioned favorable development in the period, overall expenses, as well as bonuses and profit sharing-related expenses, are down through the first six months of 2010. Total expenses through the first six months of 2010 decreased $13.8 million, or 6%, from the same period in 2009.  While expense control measures have influenced this decline, the larger factor was a reduction in bonus and profit sharing-related expenses.  The return on capital component of bonus and profit-sharing plans measures comprehensive earnings against a minimum required return on capital.  For 2010, the minimum required return increased due to our larger capital base and changes in interest rates.  In addition, unrealized losses on the equity portfolio negatively affected the return during the second quarter of 2010.  Return on capital is the sole measure of executive bonus achievement and represents nearly one third of all manager and associate bonus targets.

During the first six months of 2010, equity in earnings of unconsolidated investee totaled $5.7 million from Maui Jim, Inc. (Maui Jim).  The first six months of 2009 reflected $4.1 million in Maui Jim income.  In 2010, Maui Jim, a producer of premium sunglasses, has experienced increased net sales, both domestically and internationally.

Results for the first six months of 2010 included pretax net realized gains of $10.8 million, compared to pretax net realized losses of $27.8 million, for the same period last year.  The majority of the 2010 gains relate to sales of municipal bond securities.  Efforts to reduce our investment portfolio’s exposure to municipal bonds, which began in late 2009, continued in 2010.  Securities sold resulted in recognizing net realized gains. Results for 2009 were impacted by $45.2 million of impairment losses.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $56.7 million, $2.66 per diluted share, for the first six months of 2010, compared to comprehensive earnings of $58.7 million, $2.70 per diluted share, for the same period in 2009. Unrealized losses, net of tax, for the first six months of 2010 were $2.5 million, compared to unrealized gains of $26.4 million for the same period in 2009. Current asset allocation strategies have focused on reducing municipal exposures and reallocating proceeds into high quality, low duration fixed income securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group were up slightly, increasing 2% to $332.3 million for the first six months of 2010. Expansion efforts and new product offerings in the property and surety segments fueled growth in 2010, while casualty writings continued to decline. Underwriting income for the Group increased to $43.5 million for the first six months of 2010 compared to $40.3 in 2009.  The GAAP combined ratio totaled 81.7 in 2010, compared to 83.7 in 2009.  The Group’s loss ratio improved, decreasing to 41.7 from 44.3, while the Group’s expense ratio increased slightly to 40.0 from 39.4.  While net operating expenses were down 3% in 2010, the decline in net premiums earned resulted in an increase in expense ratio which is calculated as a percentage of premiums earned.

	For the Six-Month Periods
	Ended June 30,
	2010	2009
Gross premiums written (in thousands)
Casualty	$153,128	$171,596
Property	134,141	112,782
Surety	45,003	42,930
Total	$332,272	$327,308

Underwriting income (in thousands)
Casualty	$14,785	$20,050
Property	17,381	15,357
Surety	11,350	4,863
Total	$43,516	$40,270

Combined ratio
Casualty	87.4	85.4
Property	78.8	79.7
Surety	70.6	86.0
Total	81.7	83.7

Casualty

Gross premiums written for the casualty segment totaled $153.1 million for the first six months of 2010, a decrease of $18.5 million, or 11%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $54.9 million, a decrease of $9.1 million, or 14%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The continued reduction in construction activity, along with rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $3.4 million for 2010, a decrease of $4.7 million, or 58%, from the same period last year.  This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business.  Transportation recorded gross premiums written of $22.1 million for the first six months of 2010, down $4.2 million, or 16%, from the same period last year. On a positive note, written premium for design professionals advanced $3.9 million during the first six months of 2010 from the same period last year.  This product, which provides professional liability for architects and engineers, was launched in late 2008.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns.  The soft marketplace is likely to continue to challenge our ability to grow premium in this segment this year.

In total, the casualty segment recorded underwriting income of $14.8 million, compared to $20.1 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2010 include commercial and personal umbrella, transportation, executive products and specialty program.  Due to positive emergence, during the first six months of 2010, we released reserves, improving the segment’s underwriting results by $22.5 million.  From an accident year standpoint, the majority of the favorable development occurred on accident years 2005 through 2008 and on 2009 for some of the shorter-tail products.  From a comparative standpoint, results for 2009 included $30.0 million of favorable loss experience on prior accident years, primarily for general liability, transportation, commercial and personal umbrella and executive products.

Overall, the combined ratio for the casualty segment was 87.4 for 2010 compared to 85.4 in 2009. The segment’s loss ratio was 53.8 in 2010 compared to 52.5 in 2009, primarily driven by the higher amount of aforementioned favorable development in 2009 on prior accident years. The expense ratio for the casualty segment was 33.6 for the first six months of 2010 compared to 32.9 for the same period of 2009.  Expenses decreased in total for the segment in the first six months of 2010, but the expense ratio is higher as a percentage of the decreased net premium earned.

Property

Gross premiums written for the Group’s property segment totaled $134.1 million for the first six months of 2010, an increase of $21.4 million, or 19%, from the same period last year.  The increase is attributable to recent product launches.  On January 1, 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail premium and exposure under a quota share agreement.  The new crop reinsurance agreement added $23.4 million in gross premiums written in the first six months of 2010.  In addition, our facultative reinsurance division, launched in 2007, grew 53% to $8.9 million in gross premiums written as it continues to build out its footprint.  Lastly, other property reinsurance agreements, which were launched in the later part of 2009, expanded in the second quarter of 2010 to include industry loss warranty (ILW) treaties. Under the ILW treaties, we provide reinsurance coverage for windstorm and flood losses if two loss triggers (an industry loss limit trigger and a retention trigger) are met.  Our diversification effort into these other assumed reinsurance arrangements added gross premiums written of $3.0 million in the first six months of 2010. Offsetting these increases, difference-in-conditions (DIC) gross premiums written decreased $5.1 million, or 19%, to $22.4 million for the first six months of 2010 as we continue to manage our exposures and rate adequacy.  In addition, our marine division decreased 13% to $27.0 million.  The exit from the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings for marine.

Underwriting income for the segment was $17.4 million for the first six months of 2010, compared to $15.4 million for the same period in 2009.  Results for 2010 reflect $0.5 million of favorable development on hurricane reserves and $1.2 million of favorable development on prior years’ marine loss reserves, primarily on accident years 2008 and 2009.  Offsetting that favorable development, results include $3.5 million in Midwest and Southeast storm losses.  In addition, marine’s underwriting results included charges of $1.6 million to reinstate a portion of reinsurance coverage exhausted by prior year ceded loss activity.  Specifically, ceded loss reserves were increased by $8.2 million on one large liability loss, which exhausted a portion of reinsurance coverage.  As a result, we incurred additional expense to reinstate the related reinsurance layers.  Since we had previously reached the majority of our retention on this loss, the resulting net incurred loss increase was minimal. From a comparative standpoint, 2009 underwriting results were negatively impacted by a $6.0 million IBNR reserve increase for marine, offset by $2.1 million of favorable development on 2008 hurricane reserves and $0.8 million of other favorable development, primarily on construction reserves.

Segment results for 2010 translate into a combined ratio of 78.8, compared to 79.7 for the same period last year. The segment’s loss ratio was 41.8 in 2010 compared to 40.2 in 2009, primarily due to Midwest and Southeast storm losses. From an expense standpoint, the segment’s expense ratio decreased from 39.5 for 2009 to 37.0 for 2010 as a result of expense control measures as well as lower bonuses and profit sharing-related expenses due to a lower return on operating earnings.

Surety

The surety segment recorded gross premiums written of $45.0 million for the first six months of 2010, an increase of $2.1 million, or 5%, from the same period last year.  Investment in capacity, which included geographic expansion and investment in additional underwriters, has served to increase gross premiums written.  Premium growth was experienced across commercial, contract, and energy lines. Partially offsetting this growth, gross premiums written for our fidelity line declined $3.5 million as we re-evaluated expanded policy terms and conditions currently available in the marketplace for this product. The segment recorded underwriting income of $11.4 million, compared to $4.9 million for the same period last year. Results for 2010 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $6.7 million.  During 2009, we held up additional reserves due to our concerns over the economy and the normal delayed-impact on contract and commercial surety accounts.  During the first six months of 2010, loss activity on these lines continued to be low.  Given the short-tail nature of surety losses, we began to release the additional reserves that were established.  From a comparative standpoint, 2009 results include favorable loss development which improved the segment’s underwriting results by $0.1 million.

The combined ratio for the surety segment totaled 70.6 in 2010, versus 86.0 for the same period in 2009.  The segment’s loss ratio was 4.9 for 2010, compared to 20.6 for 2009, due to the aforementioned favorable development in 2010 on prior accident years.  From an expense standpoint, the segment’s expense ratio remained flat at 65.7 for 2010 and 65.4 for 2009.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

After a strong first quarter, the capital markets experienced increased volatility and a flight to quality as a result of the financial crisis in Europe.  The economic recovery continues at a slower than normal pace with historically high unemployment rates that continue to impact consumer spending.  Interest rates declined during the quarter and our duration decreased from 4.4 at the end of the first quarter to 3.5 at the end of the second quarter.  In a low interest rate environment, we opted not to extend duration.  We also reduced our exposures to municipal securities which we believe will be constrained financially due to the slow economic recovery.

	6/30/2010		12/31/2009
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,490,483	79.4%	1,485,347	80.2%
Equity securities	272,840	14.5%	262,693	14.2%
Short-term investments	113,793	6.1%	104,462	5.6%
Total	1,877,116	100.0%	1,852,502	100.0%

Our current equity allocation represents 15% of our total investment portfolio.

We believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first six months of 2010, net investment income decreased 2% from that reported for the same period in 2009.  The decrease in investment income resulted as we eliminated higher-yielding equity securities including preferred stock, the high-yield municipal bond fund, and REITs after the first quarter of 2009 as well as holding a relatively high allocation of lower yielding short-term investments as Treasury rates declined sharply during the quarter.  This is due to having a number of securities called during the first half of the year as well as decreasing our municipal portfolio.  In addition, short-term rates have substantially declined as a result of the Federal Reserve keeping short-term rates near 0%.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2010 and 2009 were as follows:

	2010	2009
Pretax Yield
Taxable	4.67%	5.16%
Tax-Exempt	3.78%	4.23%
After-tax yield
Taxable	3.04%	3.35%
Tax-Exempt	3.58%	4.01%

The fixed income portfolio increased by $5.1 million in the first six months of 2010.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 4.6%.  The equity portfolio had a total return of -6.4% for the first half of 2010.  Our equity portfolio increased by $10.1 million during the first six months of 2010, to $272.8 million.

We recognized a total of $10.8 million in net realized gains in the first six months of 2010, compared to net realized losses of $27.8 million in the first six months of 2009.  Of the 2009 net total, $45.2 million of gross losses related to OTTI charges.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of June 30, 2010, including fair value, cost basis, and unrealized gains and losses.

	6/30/2010
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$16,531	$18,000	$2,241	$(772)	$1,469	8.9%
Consumer Staples	13,110	25,086	11,976	—	11,976	91.4%
Energy	9,631	17,303	7,672	—	7,672	79.7%
Financials	21,480	24,962	4,734	(1,252)	3,482	16.2%
Healthcare	7,800	13,705	6,280	(375)	5,905	75.7%
Industrials	18,887	27,583	8,879	(183)	8,696	46.0%
Materials	4,640	4,744	444	(340)	104	2.2%
Information Technology	17,905	24,593	7,069	(381)	6,688	37.4%
Telecommunications	4,867	7,932	3,065	—	3,065	63.0%
Utilities	37,551	46,926	10,344	(969)	9,375	25.0%
ETF	62,644	62,006	159	(797)	(638)	-1.0%
	$215,046	$272,840	$62,863	$(5,069)	$57,794	26.9%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of June 30, 2010, we had $296.5 million in municipal securities.  As of June 30, 2010, approximately 27% of our municipal bond portfolio maintains an ‘AAA’ rating, and 88% of our municipal bond portfolio maintains an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first six months of 2010 was 32% compared to 27% for the same period in 2009.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first six months of 2010 was higher due to a significant increase in realized investment gains, an increase in underwriting income and a decrease in tax-favored investment income.  Realized investment gains were $10.8 million in 2010 compared to $27.8 million of realized investment losses in 2009, or a $38.6 million swing between the two periods.  In addition, we have reduced our overall level of investments in tax-exempt securities which in turn are producing lower rates of return in 2010.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2010 and 2009 as a result of the following:

	2010		2009
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$30,461	35%	$15,442	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,871)	-2%	(2,781)	-6%
Dividends received deduction	(654)	-1%	(740)	-2%
Dividends paid deduction	(299)	0%	(276)	0%
Other items, net	179	0%	213	0%

Total tax expense	$27,816	32%	$11,858	27%

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

The following table summarizes cash flows for the six-month periods ended June 30, 2010 and 2009:

	2010	2009
	(in thousands)
Operating cash flows	$35,459	$61,600
Investing cash flows	$(5,106)	$(58,650)
Financing cash flows	$(30,353)	$(2,950)
Total	$—	$—

Cash flows from operating activities decreased during the first six months of 2010 compared to that reported for the same period in 2009, due largely to a decrease in premiums receipts.  Premium receipts are down most noticeably in our casualty segment, where gross premiums written declined $18.5 million for the first six months of 2010.  On an overall basis, gross premiums written advanced 7% for the second quarter of 2010 and are up 2% year-to-date.  This increase, however, is largely due to premium associated with our assumed crop business and has not been collected.  Assumed crop business is unique in that final settlement (receipt of premium and payment of losses) occurs at the end of the reinsurance contract year.  Premiums on crop business will remain in assumed premiums receivable until settlement.  Also impacting cash flows from operating activities, tax payments increased, as did certain other payments.  Partially offsetting these declines in operating cash, paid losses decreased during the first half of the year.  Our common stock repurchase program resulted in a higher use of cash for financing activities during the first six months of 2010, compared to 2009.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-

annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at June 30, 2010 was $101.8 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of June 30, 2010, we had short-term investments and other investments maturing within one year of approximately $172.5 million and investments of $359.8 million maturing within five years.  As of June 30, 2010, our short-term investments were held in prime funds within multiple fund families, including JP Morgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of June 30, 2010, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2010, our investment portfolio had a book value of $1.9 billion. Invested assets at June 30, 2010, increased by $24.6 million from December 31, 2009.

As of June 30, 2010, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$392,127	$396,492	$4,365	21.1%	AAA
Corporates	470,505	500,932	30,427	26.6%	A
Mortgage-backed	225,676	238,747	13,071	12.7%	AAA
Asset-backed	47,413	50,118	2,705	2.7%	AAA
Treasuries	9,577	9,906	329	0.5%	AAA
Munis	287,783	296,523	8,740	15.8%	AA
Total Fixed Income	$1,433,081	$1,492,718	$59,637	79.4%	AA

Equities	$215,046	$272,840	$57,794	14.5%

Short-term investments	$113,793	$113,793	$—	6.1%

Total Portfolio	$1,761,920	$1,879,351	$117,431	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of June 30, 2010, our fixed income portfolio had the following rating distribution:

AAA	53.3%
AA	15.1%
A	21.8%
BBB	9.8%
NR	0.0%
Total	100.0%

As of June 30, 2010, the duration of the fixed income portfolio was 3.5 years. Our fixed income portfolio remained well diversified, with 589 individual issues as of June 30, 2010.

Our investment portfolio has limited exposure to structured asset-backed products. As of June 30, 2010, we had $11.5 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2010 we did not hold any securities that are classified as subprime home equity. We had $38.7 million in securities backed by commercial mortgages and $238.7 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was three percent of our investment portfolio as of June 30, 2010.

At June 30, 2010, our equity portfolio had a fair value of $272.8 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2010, our equity portfolio had a dividend yield of 3.2% compared to 2.1% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 80 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2010, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $858.5 million of shareholders’ equity. Debt outstanding comprised 11.6% of total capital as of June 30, 2010.

We paid a quarterly cash dividend of $0.29 per share on July 15, 2010, a 4% increase over the prior quarter.  We have paid dividends for 136 consecutive quarters and increased dividends in each of the last 35 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2010 without prior approval is $78.4 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2009.  The total dividend paid in the first six months of 2010 was $40.0 million. Other dividends paid in the previous six months totaled $20.0 million, bringing the total for the rolling 12-month period to $60.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $3.0 million for the first six months of 2010 and 2009.  As of June 30, 2010, outstanding debt balances totaled $100.0 million, the same amount outstanding at June 30, 2009.  Debt balances at June 30, 2010 and June 30, 2009 were comprised of the $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the six-month periods ended June 30, 2010 and 2009:

	2010	2009
Line of Credit	NA	NA
Reverse repurchase agreements	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Consolidated revenues, as displayed in the table that follows, totaled $142.8 million for the second quarter of 2010 compared to $144.7 million for the same period in 2009.

	For the Three-Month Period
	Ended June 30,
	2010	2009
Consolidated revenues (in thousands)
Net premiums earned	$121,758	$122,492
Net investment income	16,765	16,496
Net realized investment gains	4,291	5,754
Total consolidated revenue	$142,814	$144,742

Consolidated revenue for the second quarter of 2010 decreased $1.9 million, or 1%, from the same period in 2009.  Net premiums earned for the Group remained flat as well despite the continued decline in casualty writings due to overall rate softening.  Net investment income increased 2% to $16.8 million.  Net realized investments gains totaled $4.3 million in the second quarter of 2010, compared to $5.8 million in 2009.

Net after-tax earnings for the second quarter of 2010 totaled $35.0 million, $1.65 per diluted share, compared to $34.1 million, $1.57 per diluted share, for the same period in 2009.  In the second quarter of 2010, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $22.0 million. Partially offsetting this favorable development was $3.5 million in Midwest and Southeast storm losses.  Comparatively, in the second quarter of 2009, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $19.7 million.  Bonus and profit sharing-related expenses related to these specific items totaled $3.0 million in 2010 and $3.3 million in 2009.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

While there were increases to bonuses and profit sharing-related expenses associated with the aforementioned favorable development in the period, overall expenses, as well as bonuses and profit sharing-related expenses, are down for the second quarter of 2010. Total expenses for the second quarter of 2010 decreased $7.0 million, or 7%, from the same period in 2009.  While expense control measures have influenced this decline, the larger factor was a reduction in bonus and profit sharing-related expenses.  The return on capital component of bonus and profit-sharing plans measures comprehensive earnings against a minimum required return on capital.  For 2010, the minimum required return increased due to our larger capital base and changes in interest rates. In addition, unrealized losses on the equity portfolio negatively affected the return during the second quarter of 2010.  Return on capital is the sole measure of executive bonus achievement and represents nearly one third of all manager and associate bonus targets.

During the second quarter of 2010, equity in earnings of unconsolidated investee totaled $3.4 million from Maui Jim.  The second quarter of 2009 reflected $2.7 million in Maui Jim income.

Results for the second quarter of 2010 included pretax net realized gains of $4.3 million, compared to $5.8 million, for the same period last year. Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $23.2 million, $1.09 per diluted share, for the second quarter of 2010, compared to $56.9 million, $2.62 per diluted share, for the same period in 2009. Unrealized losses, net of tax, for the second quarter of 2010 were $11.8 million, compared to unrealized gains, net of tax, of $22.8 million for the same period in 2009. Current asset allocation strategies have focused on reducing municipal exposures and reallocating proceeds into high quality, low duration fixed income securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased to $191.0 million for the second quarter of 2010 from $178.9 million in the second quarter of 2009.  Expansion efforts and new product offerings in the property and surety segments fueled growth in the second quarter of 2010, while casualty writings continued to decline. Underwriting income for the Group improved $5.7 million to $30.8 million for the second quarter of 2010.  Both periods benefited from favorable development on prior accident years’ loss reserve releases.  The GAAP combined ratio totaled 74.7 in 2010, compared to 79.5 in 2009.

	For the Three-Month Period
	Ended June 30,
	2010	2009
Gross premiums written (in thousands)
Casualty	$83,843	$91,724
Property	83,806	64,777
Surety	23,317	22,370
Total	$190,966	$178,871

Underwriting income (in thousands)
Casualty	$13,763	$14,047
Property	9,334	9,157
Surety	7,704	1,880
Total	$30,801	$25,084

Combined ratio
Casualty	76.4	79.1
Property	78.6	76.1
Surety	60.9	88.8
Total	74.7	79.5

Casualty

Gross premiums written for the casualty segment totaled $83.8 million for the second quarter of 2010, a decrease of $7.9 million, or 9%, from the same period last year.  While the rate of decline improved from the first quarter’s postings, this segment continued to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $30.4 million for the second quarter of 2010, down 5% from the same period last year.  As discussed previously, nearly 50% of the general liability book is construction-related. The continued reduction in construction activity, along with rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $1.7 million for 2010, a decrease of $2.4 million, or 59%, from the second quarter of 2009. This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business. Transportation recorded gross premiums written of $11.4 million for the second quarter of 2010, down $2.5 million, or 18%, from the same period last year. On a positive note, written premium for design professionals advanced $1.6 million during the second quarter of 2010 to $3.1 million.  This product, which provides professional liability for architects and engineers, was launched in late 2008.

In total, the casualty segment recorded underwriting income of $13.8 million, compared to $14.0 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2010 included commercial and personal umbrella, transportation, executive products and specialty program.  Due to positive emergence, during the second quarter of 2010, we released reserves which improved the segment’s underwriting results by $17.0 million.  From a comparative standpoint, results for 2009 included $19.8 million of favorable loss experience on prior accident years, primarily for general liability, transportation and commercial and personal umbrella.

Overall, the combined ratio for the casualty segment was 76.4 for 2010 compared to 79.1 in 2009. The segment’s loss ratio was 43.5 in 2010 compared to 44.7 in 2009.  A shift in mix of business toward lower loss ratio products, coupled with the exit of certain unprofitable classes of specialty program business, has resulted in the lower loss ratio in the current period.  The expense ratio for the casualty segment was 32.9 for the second quarter of 2010 compared to 34.4 for the same period of 2009 as a result of expense control measures as well as lower bonuses and profit sharing-related expenses due to a lower return on operating earnings.

Property

Gross premiums written for the Group’s property segment totaled $83.8 million, for the second quarter of 2010, an increase of $19.0 million, or 29%, from the same period last year.  The increase is attributable to recent product launches.  On January 1, 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail premium and exposure under a quota share agreement.  The new crop reinsurance agreement added $18.0 million in gross premiums written in the second quarter of 2010.  In addition, our facultative reinsurance division, launched in 2007, grew 61% to $5.8 million in gross premiums written for the second quarter of 2010 as it continued to build out its footprint.  Lastly, other property reinsurance agreements, which were launched in the later part of 2009, expanded in the second quarter of 2010 to include industry loss warranty (ILW) treaties. Our diversification effort into these other assumed reinsurance arrangements added gross premiums written of $2.2 million in the second quarter of 2010.  Offsetting these increases, difference-in-conditions (DIC) gross premiums written decreased $2.7 million, or 16%, to $13.9 million for the second quarter of 2010 and our marine division decreased 16% to $14.9 million.  The exit from the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings for marine.

Underwriting income for the segment was $9.3 million for the second quarter of 2010, compared to $9.2 million for the same period in 2009.  Results for 2010 included $3.5 million in Midwest and Southeast storm losses.  From a comparative standpoint, underwriting results for 2009 were negatively impacted by a $2.1 million IBNR reserve increase for marine, offset by $1.7 million of favorable development on 2008 hurricane reserves and $0.2 million of other favorable development, primarily for miscellaneous property runoff agreements. Results for 2010 did not include any net development.

Segment results for 2010 translate into a combined ratio of 78.6, compared to 76.1 for the same period last year. The segment’s loss ratio increased to 46.4 from 39.2 in 2009, primarily driven by the aforementioned favorable development in 2009 on prior accident years.  From an expense standpoint, the segment’s expense ratio for the second quarter was 32.2 for 2010, compared to 36.9 in 2009.  While net operating expenses for 2010 decreased slightly, the decrease in the expense ratio was primarily attributable to the increase in net premiums earned.

Surety

The surety segment recorded gross premiums written of $23.3 million for the second quarter of 2010, an increase of $0.9 million, or 4%, from the same period last year.  Premium growth was experienced across commercial, contract, and energy lines. Our fidelity division, which launched in September 2008, contributed gross premiums written of $1.5 million in the second quarter of 2010, down 50% from the same period last year as we re-evaluated expanded policy terms and conditions currently available in the marketplace for this product. The surety segment recorded underwriting income of $7.7 million, compared to $1.9 million for the same period last year. Results for 2010 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $5.0 million.  During 2009, we held up additional reserves due to our concerns over the economy and the normal delayed-impact on contract and commercial surety accounts.  In the second quarter of 2010, loss activity on these lines continued to be low.  Given the short-tail nature of surety losses, we began to release the additional reserves that were established.  From a comparative standpoint, 2009 results included favorable loss development which improved the segment’s underwriting results by $0.1 million.

The combined ratio for the surety segment totaled 60.9 for the second quarter of 2010, versus 88.8 for the same period in 2009.  The segment’s loss ratio was -3.2 for 2010, compared to 21.8 for 2009, as 2010 was favorably impacted by the aforementioned favorable reserve development.  The expense ratio was 64.1 compared to 67.0.  Net operating expenses for 2010 increased slightly, however, net premiums earned for the period also increased, accounting for the decrease in expense ratio.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $16.8 million during the second quarter of 2010, an increase of 1.6% from that reported for the same period in 2009.  The increase in income is due to purchases of government agencies and corporate bonds made during the first part of the year before Treasury rates declined.  On an after-tax basis, investment income decreased by 2.3%.

Yields on our fixed income investments for the second quarter of 2010 and 2009 are as follows:

	2Q 2010	2Q 2009
Pretax Yield
Taxable	4.56%	4.80%
Tax-Exempt	3.88%	4.46%
After-tax yield
Taxable	2.96%	3.12%
Tax-Exempt	3.67%	4.22%

We recognized $4.3 million in realized gains in the second quarter of 2010, compared to realized gains of $5.8 million in the second quarter of 2009.  Investment gains during the quarter primarily related to the sale of municipal bonds that were lower quality relative to others in our portfolio.  In addition to municipal sales, gains were taken on a small number of equity securities that had appreciated in recent quarters.

We did not record any realized losses associated with OTTI of securities during the second quarter of 2010.

At June 30, 2010, we did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the second quarter of 2009, there were $6.7 million in losses associated with impaired securities.

INCOME TAXES

Our effective tax rate for the second quarter of 2010 was 33% compared to 27% for the same period in 2009.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the second quarter of 2010 was higher due to an increase in underwriting income and a decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2010 and 2009 as a result of the following:

	2010		2009
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$18,280	35%	$16,276	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(860)	-2%	(1,341)	-3%
Dividends received deduction	(331)	-1%	(340)	-1%
Dividends paid deduction	(153)	0%	(142)	0%
Other items, net	299	1%	(2,030)	-4%

Total tax expense	$17,235	33%	$12,423	27%

Other items, net in the table above for 2009 included a $1.7 million tax benefit recorded to adjust the interim tax rate to an anticipated full year effective rate of 27%.  On an interim basis, we are required to book to an expected annual effective tax rate.  This process requires that we review the various components of income (loss) and the relating tax expense (benefit) and adjust the interim effective tax rate to reflect our anticipated annual effective rate.  During the first quarter of 2009, we experienced $33.5 million in net realized investment losses. In relation to earnings from operations, these losses represented a significantly higher percentage than we would expect for the full year and resulted in the need to increase the interim effective tax rate and corresponding tax expense.  In essence, we were unable to recognize the full tax benefit of realized investment losses.  During the second quarter of 2009, we recorded $5.8 million of net realized investment gains and substantially higher earnings from operations.  As a result, we were able to recognize additional tax benefit on the investment losses recorded during the first quarter.  This benefit was recognized by reducing the effective tax rate adjustment (tax expense) from $2.5 million in the first quarter to $0.8 million as of the end of the second quarter. No adjustment was necessary for 2010.

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

Items 2(a) and (b) are not applicable.

In the second quarter of 2010, we completed our $200 million share repurchase program initiated in 2007.  On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the second quarter of 2010, we repurchased 189,375 shares for $10.6 million under the plans.  The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the second quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2010 - April 30, 2010	24,580	$58.42	24,580	$105,252,538
May 1, 2010 - May 31, 2010	106,132	55.97	106,132	99,312,376
June 1, 2010 - June 30, 2010	58,663	54.33	58,663	96,125,062
Total	189,375		189,375	$96,125,062

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders —

At the May 6, 2010 annual shareholders’ meeting, the vote of the holders of outstanding shares of common stock entitled to vote was as follows:

Election of Directors

	Votes Cast
	For	Withheld	Broker Non-Vote
			1,683,344
Kaj Ahlmann	17,472,430	34,638
Barbara R. Allen	17,181,797	325,271
Charles M. Linke	17,439,657	67,411
F. Lynn McPheeters	17,475,215	31,853
Jonathan E. Michael	17,426,600	80,468
Robert O. Viets	17,287,375	219,693

Approval of the RLI Corp. Long-Term Incentive Plan

	Votes Cast
For	Against	Abstain	Broker Non-Vote
14,450,330	2,700,954	355,784	1,683,344

Ratification of Selection of Independent Registered Public Accounting Firm

Votes Cast
For	Against	Abstain
19,080,234	90,575	19,602

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

Exhibit 10.1 RLI Corp. Long-Term Incentive Plan, incorporated by reference to the Form 8-K Current Report filed May 6, 2010

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

Exhibit 101 XBRL-Related Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Joseph E. Dondanville
Joseph E. Dondanville
Sr. Vice President, Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

Date: July 28, 2010