Form 10-Q
period 2010-09-30
RLI CORP
filed 2010-10-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2010, the number of shares outstanding of the registrant’s Common Stock was 20,947,794.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods Ended September 30,
(in thousands, except per share data)	2010	2009

Net premiums earned	$128,334	$122,736
Net investment income	16,762	16,295
Net realized investment gains	4,527	6,985
Other-than-temporary impairment (OTTI) losses on investments	—	—
Consolidated revenue	149,623	146,016
Losses and settlement expenses	55,823	47,677
Policy acquisition costs	40,624	41,627
Insurance operating expenses	10,161	10,480
Interest expense on debt	1,512	1,512
General corporate expenses	2,148	2,177
Total expenses	110,268	103,473
Equity in earnings of unconsolidated investee	1,648	1,120
Earnings before income taxes	41,003	43,663
Income tax expense	13,038	12,644
Net earnings	$27,965	$31,019

Other comprehensive earnings, net of tax	30,476	36,969
Comprehensive earnings	$58,441	$67,988

Earnings per share:
Basic:

Basic net earnings per share	$1.34	$1.43
Basic comprehensive earnings per share	$2.79	$3.14

Diluted:

Diluted net earnings per share	$1.33	$1.42
Diluted comprehensive earnings per share	$2.77	$3.12

Weighted average number of common shares outstanding
Basic	20,931	21,622
Diluted	21,090	21,769

Cash dividends declared per common share	$0.29	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2010	2009

Net premiums earned	$366,356	$370,910
Net investment income	50,127	50,494
Net realized investment gains	15,281	24,442
Other-than-temporary impairment (OTTI) losses on investments	—	(45,231)
Consolidated revenue	431,764	400,615
Losses and settlement expenses	155,152	157,678
Policy acquisition costs	118,804	121,196
Insurance operating expenses	27,158	28,814
Interest expense on debt	4,537	4,537
General corporate expenses	5,406	5,847
Total expenses	311,057	318,072
Equity in earnings of unconsolidated investee	7,327	5,242
Earnings before income taxes	128,034	87,785
Income tax expense	40,854	24,502
Net earnings	$87,180	$63,283

Other comprehensive earnings, net of tax	27,986	63,357
Comprehensive earnings	$115,166	$126,640

Earnings per share:
Basic:

Basic net earnings per share	$4.14	$2.93
Basic comprehensive earnings per share	$5.47	$5.86

Diluted:

Diluted net earnings per share	$4.11	$2.91
Diluted comprehensive earnings per share	$5.42	$5.82

Weighted average number of common shares outstanding
Basic	21,043	21,599
Diluted	21,233	21,759

Cash dividends declared per common share	$0.86	$0.80

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2010	2009
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,264,862	$1,273,518
Held-to-maturity, at amortized cost	278,891	210,888
Trading, at fair value	16	941
Equity securities, at fair value	301,594	262,693
Short-term investments, at cost	133,018	104,462
Total investments	1,978,381	1,852,502
Accrued investment income	13,488	16,845
Premiums and reinsurance balances receivable	99,703	83,961
Ceded unearned premium	61,037	65,379
Reinsurance balances recoverable on unpaid losses	337,304	336,392
Deferred policy acquisition costs	77,766	75,880
Property and equipment	18,097	19,110
Investment in unconsolidated investees	51,154	44,286
Goodwill	26,214	26,214
Other assets	10,431	18,084
TOTAL ASSETS	$2,673,575	$2,538,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,170,246	$1,146,460
Unearned premiums	319,301	312,527
Reinsurance balances payable	22,432	22,431
Income taxes-deferred	41,277	24,299
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	32,912	41,835
Other liabilities	75,234	58,851
TOTAL LIABILITIES	$1,761,402	$1,706,403

Shareholders’ Equity
Common stock ($1 par value)
(32,300,945 shares issued at 9/30/10)
(32,179,091 shares issued at 12/31/09)	32,301	32,179
Paid-in capital	213,931	207,386
Accumulated other comprehensive earnings	105,397	77,411
Retained earnings	946,919	877,791
Deferred compensation	6,421	7,989
Less: Treasury shares at cost
(11,353,151 shares at 9/30/10)
(10,914,368 shares at 12/31/09)	(392,796)	(370,506)
TOTAL SHAREHOLDERS’ EQUITY	912,173	832,250
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,673,575	$2,538,653

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods Ended September 30,
(in thousands)	2010	2009

Net cash provided by operating activities	$87,867	$108,445
Cash Flows from Investing Activities
Investments purchased	(774,532)	(776,811)
Investments sold	218,083	334,386
Investments called or matured	512,650	353,230
Net change in short-term investments	(7,648)	(11,695)
Net property and equipment purchased	(1,297)	(507)
Net cash used in investing activities	$(52,744)	$(101,397)

Cash Flows from Financing Activities
Cash dividends paid	$(17,932)	$(16,494)
Stock option plan share issuance	4,152	3,441
Excess tax benefit from exercise of stock options	2,515	257
Treasury shares reissued	—	5,748
Treasury shares purchased	(23,858)	—
Net cash used in financing activities	$(35,123)	$(7,048)

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at September 30	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2010 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the period.  These estimates are inherently subject to change and actual results could differ from these estimates.

B.           ADOPTED ACCOUNTING STANDARDS

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

This Accounting Standards Update (ASU) amends certain disclosure requirements of Subtopic 820-10. This ASU requires additional disclosures for the transfer of financial instruments in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. We adopted ASU 2010-06 on January 1, 2010 and applicable disclosures are included in note 3 to the condensed consolidated interim financial statements.

C.             PROSPECTIVE ACCOUNTING STANDARDS

ASU 2010-26, Financial Services — Insurance (Topic 944):  Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Accounting guidance for deferred acquisition costs incurred by insurance entities changed under the ASU which eliminates inconsistent industry practices.  The ASU requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts in order to be capitalized as deferred acquisition costs.

Deferred acquisition costs will include agent and broker commissions, salaries of certain employees involved in underwriting and policy issuance, and medical and inspection fees. Previous accounting guidance described deferred acquisition costs as those that “vary with and are primarily related to” the acquisition of new and renewal insurance contracts. This resulted in some entities deferring only direct and incremental costs while others included certain indirect costs. Others deferred costs for all acquisition efforts, including rejected contracts.

The new guidance limits the capitalization of contract acquisition costs to these four components:

•                  Incremental direct costs of contract acquisition, primarily commissions, incurred in successful contracts;

•                  The portion of the employee’s fixed compensation and payroll-related fringe benefits directly related to time spent performing any of the following acquisition activities for a contract that has been acquired:

•                  Underwriting,

•                  Policy issuance and processing,

•                  Medical and inspection, and

•                  Sales force contract selling;

•                  Other direct costs related to insurers’ activities that would not have been incurred without the contract such as travel costs and itemized long-distance telephone calls incurred with acquisition activities; and

•                  Advertising costs that meet the direct response advertising capitalization criteria.

Entities will not be required to capitalize costs that they had previously expensed as a result of applying the new guidance.

The effective date for the guidance will be interim and annual periods beginning after December 15, 2011. Early adoption is permitted but only at the beginning of an entity’s annual reporting period.

Either prospective or retrospective application is permitted. If applied on a retrospective basis, the guidance does not require the disclosure of the effect of the change in accounting principle in the current period. However, if the prospective basis is applied, entities will be required to disclose either the effect of the change in the period of adoption or its effect in the period immediately preceding adoption.

We have not assessed the impact of adopting the ASU on our financial statements.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at September 30, 2010 and December 31, 2009.  Annual impairment testing was performed during the second quarter of 2010.  Based upon this review, this asset was not impaired.  In addition, as of September 30, 2010, there were no triggering events that had occurred that would suggest an updated review was necessary.

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

	For the Three-Month Period Ended September 30, 2010			For the Three-Month Period Ended September 30, 2009
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$27,965	20,931	$1.34	$31,019	21,622	$1.43
Effect of Dilutive Securities
Stock Options	—	159		—	147

Diluted EPS
Income available to common shareholders	$27,965	21,090	$1.33	$31,019	21,769	$1.42

	For the Nine-Month Period Ended September 30, 2010			For the Nine-Month Period Ended September 30, 2009
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$87,180	21,043	$4.14	$63,283	21,599	$2.93
Effect of Dilutive Securities
Stock options	—	190		—	160

Diluted EPS
Income available to common shareholders	$87,180	21,233	$4.11	$63,283	21,759	$2.91

2.                            INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2009 Annual Report on Form 10-K, we present our investments in these classes as either available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2010 and December 31, 2009. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of September 30, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2010, as the capital markets have strengthened in 2010.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2010

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S Agency
Fair value	$44,336	$—	$44,336
Cost or Amortized Cost	44,525	—	44,525
Unrealized Loss	(189)	—	(189)

Mortgage-backed
Fair value	$32,189	$—	$32,189
Cost or Amortized Cost	32,400	—	32,400
Unrealized Loss	(211)	—	(211)

ABS/CMO*
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Corporate
Fair value	$13,959	$509	$14,468
Cost or Amortized Cost	14,106	515	14,621
Unrealized Loss	(147)	(6)	(153)

States, political subdivisions & revenues
Fair value	$7,606	$1,042	$8,648
Cost or Amortized Cost	7,640	1,052	8,692
Unrealized Loss	(34)	(10)	(44)

Subtotal, debt securities
Fair value	$98,090	$1,551	$99,641
Cost or Amortized Cost	98,671	1,567	100,238
Unrealized Loss	(581)	(16)	(597)

Common Stock
Fair value	$26,563	$2,204	$28,767
Cost or Amortized Cost	27,882	2,479	30,361
Unrealized Loss	(1,319)	(275)	(1,594)

Total
Fair value	$124,653	$3,755	$128,408
Cost or Amortized Cost	126,553	4,046	130,599
Unrealized Loss	(1,900)	(291)	(2,191)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

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

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2010 and December 31, 2009 were as follows:

Available-for-sale

(in thousands)

	9/30/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$107,769	$1,621	$(4)	$109,386
Corporates	537,391	48,678	(53)	586,016
Mortgage-backed	253,422	12,730	(211)	265,941
ABS/CMO*	46,533	3,124	—	49,657
Treasuries	10,891	418	—	11,309
Munis	231,595	11,002	(44)	242,553
Total Fixed Income	$1,187,601	$77,573	$(312)	$1,264,862

Available-for-sale

(in thousands)

	12/31/2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$135,554	$850	$(1,572)	$134,832
Corporates	423,042	16,901	(1,654)	438,289
Mortgage-backed	234,936	7,019	(371)	241,584
ABS/CMO*	48,722	1,567	(129)	50,160
Treasuries**	6,384	243	(11)	6,616
Munis	391,565	11,227	(755)	402,037
Total Fixed Income	$1,240,203	$37,807	$(4,492)	$1,273,518

*Asset-backed and collateralized mortgage obligations

** Includes U.S. and Non-U.S. Government treasuries in 2009

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2010, and December 31, 2009:

	9/30/2010		12/31/2009
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$3,009	$3,062	$1,000	$1,045
After 1 but within 5 years	4,818	5,101	21,336	21,483
After 5 but within 10 years	53,978	54,282	34,487	34,168
After 10 years*	45,964	46,941	78,731	78,136
Total	107,769	109,386	135,554	134,832

Corporates
Due within 1 year	$23,861	$25,544	$10,510	$10,594
After 1 but within 5 years	168,310	185,268	126,627	133,032
After 5 but within 10 years	318,542	345,546	272,995	281,814
After 10 years	26,678	29,658	12,910	12,849
Total	537,391	586,016	423,042	438,289

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	5,112	5,409	6,535	6,819
After 10 years*	248,310	260,532	228,401	234,765
Total	253,422	265,941	234,936	241,584

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,398	4,600	3,148	3,285
After 5 but within 10 years	5,575	6,308	8,704	9,360
After 10 years*	36,560	38,749	36,870	37,515
Total	46,533	49,657	48,722	50,160

Treasuries
Due within 1 year	$3,876	$3,962	$—	$—
After 1 but within 5 years	7,015	7,347	6,384	6,616
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	10,891	11,309	6,384	6,616

Munis
Due within 1 year	$17,555	$17,757	$12,079	$12,299
After 1 but within 5 years	25,988	27,277	80,052	84,470
After 5 but within 10 years	82,600	87,129	122,497	126,056
After 10 years*	105,452	110,390	176,937	179,212
Total	231,595	242,553	391,565	402,037

TOTAL	$1,187,601	$1,264,862	$1,240,203	$1,273,518

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at September 30, 2010 and December 31, 2009 were as follows:

Held-to-maturity

(in thousands)

	9/30/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$256,820	$1,961	$(185)	$258,596
Corporates	15,000	—	(100)	14,900
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	7,071	284	—	7,355
Total Fixed Income	$278,891	$2,245	$(285)	$280,851

Held-to-maturity

(in thousands)

12/31/2009
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$200,064	$732	$(2,948)	$197,848
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	10,824	347	—	11,171
Total Fixed Income	$210,888	$1,079	$(2,948)	$209,019

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of September 30, 2010 and December 31, 2009:

	9/30/2010		12/31/2009
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$4,079	$4,178	$—	$—
After 1 but within 5 years	3,956	4,404	16,669	17,374
After 5 but within 10 years	44,971	45,220	109,975	108,798
After 10 years*	203,814	204,794	73,420	71,676
Total	256,820	258,596	200,064	197,848

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	15,000	14,900	—	—
Total	15,000	14,900	—	—

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Munis
Due within 1 year	$—	$—	$2,220	$2,223
After 1 but within 5 years	7,071	7,355	7,950	8,178
After 5 but within 10 years	—	—	654	770
After 10 years*	—	—	—	—
Total	7,071	7,355	10,824	11,171

TOTAL	$278,891	$280,851	$210,888	$209,019

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$98,136	$97,560	$(576)	96.5%
2	BBB	Baa	2,102	2,081	(21)	3.5%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$100,238	$99,641	$(597)	100.0%

The fixed income portfolio contained 25 unrealized loss positions as of September 30, 2010. The $0.6 million in associated unrealized losses for these 25 securities represents less than 0.1% of the fixed income portfolio’s cost basis. Of these 25 securities, two have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent less than $0.1 million in unrealized losses.  The unrealized losses on these two securities are due to changes in interest rates, and are not credit-specific issues.  We continue to receive all contractual payments as agreed.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in other comprehensive earnings in the periods presented.

We did not incur any OTTI charges on fixed income securities during the first three quarters of 2010. Comparatively, we recognized $4.5 million of OTTI losses on fixed income securities during the first nine months of 2009.  For the third quarter, there were no fixed income OTTI losses recognized during 2010 or 2009.

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

As of September 30, 2010, we held 11 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.6 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the ability to hold these securities until recovery.  Of the 11 common stock positions that were in an unrealized loss position, one has been in an unrealized loss position for 12 consecutive months or longer. This security represents $0.3 million in unrealized losses. One equity security has been in an unrealized loss position for 12 months or more. This security is a biotech/medical company with a strong balance sheet and credit rating, and has been consistently profitable.  Based on the volatility of the markets and our fundamental analysis of the firm, we do not believe this security meets our OTTI policy and we have the ability and intent to hold until recovery.

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

Through September 30, 2010, there were no impairment charges for equity securities. Comparatively, we recognized $40.7 million of OTTI losses on equity securities during the first nine months of 2009.  For the third quarter, there were no equity OTTI losses recognized during 2010 or 2009.

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

The following are the levels of the fair value hierarchy and a brief description of the type of valuation inputs that are used to establish each level:

Pricing Level 1 is applied to valuations based on readily available, unadjusted quoted prices in active markets for identical assets. These valuations are based on quoted prices that are readily and regularly available in an active market.

Pricing Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

Pricing Level 3 is applied to valuations that are derived from techniques in which one or more of the significant inputs are unobservable.  Financial assets are classified based upon the lowest level of significant input that is used to determine fair value.

The following is a description of the valuation techniques used for financial assets that are measured at fair value, including the general classification of such assets pursuant to the fair value hierarchy.  As a part of management’s process to determine fair value, we utilize widely recognized, third party pricing sources to determine our fair values.

Corporate, Government and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use), benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread (OAS) and is a multidimensional relational model.  All bonds valued using these techniques are classified as Level 2.  All Corporate, Government and Municipal securities were deemed Level 2.

MBS/CMO and Structured Securities: The pricing vendor evaluation methodology includes interest rate movements, new issue data and other pertinent data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an OAS model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity.   MBS/CMO and Structured Securities with corroborated, observable inputs are classified as Level 2.  All of our MBS/CMO and structured securities are deemed Level 2.

Common Stock: Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).  All of our common stock holdings are deemed Level 1.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2010
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$16	$—	$16
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$16	$—	$16
Available-for-sale securities
Agencies	$—	$109,386	$—	$109,386
Corporates	—	586,016	—	586,016
Mortgage-backed	—	265,941	—	265,941
ABS/CMO*	—	49,657	—	49,657
Treasuries	—	11,309	—	11,309
Municipals	—	242,553	—	242,553
Equity	301,594	—	—	301,594
Total available-for-sale securities	$301,594	$1,264,862	$—	$1,566,456
Total	$301,594	$1,264,878	$—	$1,566,472

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2009
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$102	$—	$102
Mortgage-backed	—	18	—	18
ABS/CMO*	—	674	—	674
Treasuries	—	147	—	147
Total trading securities	$—	$941	$—	$941
Available-for-sale securities
Agencies	$—	$134,832	$—	$134,832
Corporates	—	438,289	—	438,289
Mortgage-backed	—	241,584	—	241,584
ABS/CMO*	—	50,160	—	50,160
Treasuries**	—	6,616	—	6,616
Municipals	—	402,037	—	402,037
Equity	262,693	—	—	262,693
Total available-for-sale securities	$262,693	$1,273,518	$—	$1,536,211
Total	$262,693	$1,274,459	$—	$1,537,152

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaces the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of this plan, effective May 6, 2010, options will no longer be granted under the omnibus plan.  The purpose of the LTIP is to promote our interests and those of our shareholders by providing our key personnel an opportunity to acquire a proprietary interest in the company and reward them for achieving a high level of corporate performance and to encourage our continued success and growth. In addition, the opportunity to acquire a proprietary interest in the company will aid in attracting and retaining key personnel of outstanding ability.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Thus far in 2010, we have granted 187,100 stock options under the LTIP.

Under the LTIP, as under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant.  Options generally vest and become exercisable ratably over a five-year period. Beginning with the annual grant in May 2009, options granted under both plans have an eight-year life. Prior to that grant, options were granted with a ten-year life. The related compensation expense is recognized over the requisite service period.

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

The following tables summarize option activity for the periods ended September 30, 2010 and 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	203,200	$55.95
Options exercised	(218,645)	$32.91		$4,914
Options canceled/forfeited	(42,864)	$46.78
Outstanding options at September 30, 2010	1,525,494	$47.87	5.97	$13,353
Exercisable options at September 30, 2010	841,473	$44.30	5.02	$10,370

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2009	1,429,128	$43.35
Options granted	244,900	$47.84
Options exercised	(58,815)	$28.94		$1,403
Options canceled/forfeited	(20,030)	$51.96
Outstanding options at September 30, 2009	1,595,183	$44.46	6.17	$13,271
Exercisable options at September 30, 2009	923,252	$39.76	4.94	$12,022

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2010, 203,200 options were granted with an average exercise price of $55.95 and an average fair value of $13.37.  We recognized $0.7 million of expense in the third quarter of 2010, and $2.3 million in the first nine months of 2010, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the third quarter of 2010, and $0.8 million in the first nine months of 2010, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.1 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.8 million of expense in the third quarter of 2009, and $2.1 million in the first nine months of 2009. We recorded a tax benefit of $0.3 million in the third quarter of 2009, and $0.8 million in the first nine months of 2009, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2010	2009
Weighted-average fair value of grants	$13.37	$11.28
Risk-free interest rates	2.68%	2.06%
Dividend yield	1.74%	1.56%
Expected volatility	25.91%	26.20%
Expected option life	5.57 years	5.71 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2010	2009	2010	2009
Casualty	$57,491	$64,794	$174,934	$202,766
Property	50,167	39,829	132,133	115,394
Surety	20,676	18,113	59,289	52,750

Net premiums earned	$128,334	$122,736	$366,356	$370,910

Net investment income	16,762	16,295	50,127	50,494
Net realized gains (losses)	4,527	6,985	15,281	(20,789)

Total consolidated revenue	$149,623	$146,016	$431,764	$400,615

	NET EARNINGS		NET EARNINGS
	2010	2009	2010	2009
Casualty	$8,906	$17,330	$23,691	$37,380
Property	5,288	3,914	22,669	19,271
Surety	7,532	1,708	18,882	6,571

Net Underwriting Income	$21,726	$22,952	$65,242	$63,222

Net investment income	16,762	16,295	50,127	50,494
Net realized gains (losses)	4,527	6,985	15,281	(20,789)
General corporate expense and interest on debt	(3,660)	(3,689)	(9,943)	(10,384)
Equity in earnings of unconsolidated investee	1,648	1,120	7,327	5,242

Total earnings before income taxes	$41,003	$43,663	$128,034	$87,785
Income tax expense	13,038	12,644	40,854	24,502

Total net earnings	$27,965	$31,019	$87,180	$63,283

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2010	2009	2010	2009

Casualty
General liability	$23,874	$28,533	$73,653	$88,353
Commercial and personal umbrella	15,361	15,474	45,855	47,131
Commercial transportation	10,088	10,264	30,871	31,732
Executive coverages	4,015	3,956	11,752	17,217
Specialty programs	1,604	4,533	5,717	11,433
Other	2,549	2,034	7,086	6,900
Total	$57,491	$64,794	$174,934	$202,766

Property
Commercial property	$20,122	$20,915	$60,284	$61,482
Marine	11,891	12,880	35,119	39,101
Crop reinsurance	11,478	—	17,478	—
Facultative reinsurance	2,386	2,324	7,764	5,286
Other property	4,290	3,710	11,488	9,525
Total	$50,167	$39,829	$132,133	$115,394

Surety	$20,676	$18,113	$59,289	$52,750
Grand Total	$128,334	$122,736	$366,356	$370,910

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs, and unconsolidated investee earnings.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2010, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes and our methodologies result in a reasonable provision for reserves as of September 30, 2010.

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

We consider uncertainties in income taxes and recognize those in our financial statements as required. As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the unaudited condensed consolidated interim financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in tax expense.  During the third quarter of 2010, the IRS concluded its examination of the income tax returns for the years 2005-2009. The tax impact from the proposed adjustments did not have a material effect on the condensed consolidated interim financial statements for the quarter. We also received the tax refunds from the carry back of the 2009 capital losses during the third quarter. We are now current from a federal examination perspective.

NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Consolidated revenues, as displayed in the table that follows, totaled $431.8 million for the first nine months of 2010 compared to $400.6 million for the same period in 2009.

	For the Nine-Month Periods
	Ended September 30,
	2010	2009
Consolidated revenues (in thousands)
Net premiums earned	$366,356	$370,910
Net investment income	50,127	50,494
Net realized investment gains (losses)	15,281	(20,789)
Total consolidated revenue	$431,764	$400,615

Consolidated revenue for the first nine months of 2010 increased $31.1 million, or 8%, from the same period in 2009.  Net premiums earned for the Group decreased 1% from 2009 levels, as casualty writings continue to decline due primarily to the impact of the economy and overall rate softening.  Net investment income declined 1% to $50.1 million.  Current asset allocation strategies have focused on limiting the impact of volatility in the equity markets, while placing a higher portfolio allocation to short-term investments. We realized net investment gains of $15.3 million in the first nine months of 2010, compared to net losses of $20.8 million in the first nine months of 2009.  Investment losses for 2009 were the result of impairment losses due to unease in the financial system and overall market volatility.

Net after-tax earnings for the first nine months of 2010 totaled $87.2 million, $4.11 per diluted share, compared to $63.3 million, $2.91 per diluted share for the same period in 2009.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2010, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $53.8 million compared to $45.2 million in 2009. Partially offsetting this favorable development in 2010 was $1.6 million in charges to reinstate a portion of prior year reinsurance coverage exhausted by loss activity on our marine coverage, as well as $5.0 million in storm losses.  Bonus and profit sharing-related expenses associated with these specific items totaled $6.4 million in 2010 and $7.2 million in 2009. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first nine months of 2010, equity in earnings of unconsolidated investee totaled $7.3 million from Maui Jim, Inc. (Maui Jim).  The first nine months of 2009 reflected $5.2 million in Maui Jim income.  In 2010, Maui Jim, a producer of premium sunglasses, has experienced increased net sales, both domestically and internationally.

Results for the first nine months of 2010 included pretax net realized gains of $15.3 million, compared to pretax net realized losses of $20.8 million for the same period last year.  The majority of the 2010 gains relate to sales of municipal bond securities.  We have reduced our overall exposure to this asset class given concerns over the financial conditions of state/local municipalities.  The securities sold resulted in the recognition of net realized gains. Results for 2009 were impacted by $45.2 million of impairment losses.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $115.2 million, $5.42 per diluted share, for the first nine months of 2010, compared to comprehensive earnings of $126.6 million, $5.82 per diluted share, for the same period in 2009. Unrealized gains, net of tax, for the first nine months of 2010 were $28.0 million, compared to unrealized gains of $63.4 million for the same period in 2009. To date, our asset allocation strategies have focused on reducing our municipal exposures where we believe the slowing economy has put pressure on financial conditions and reallocating proceeds into high quality, low duration fixed income securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group were up slightly, increasing 1% to $489.7 million for the first nine months of 2010. Expansion efforts and new product offerings in the property and surety segments fueled growth in 2010, while casualty writings continued to decline. Underwriting income for the Group increased to $65.2 million for the first nine months of 2010 compared to $63.2 in 2009.  The GAAP combined ratio totaled 82.2 in 2010, compared to 82.9 in 2009.  The Group’s loss ratio remained flat at 42.4, while the Group’s expense ratio decreased slightly to 39.8 from 40.4.

	For the Nine-Month Periods
	Ended September 30,
	2010	2009
Gross premiums written (in thousands)
Casualty	$231,917	$254,933
Property	188,071	163,959
Surety	69,690	68,336
Total	$489,678	$487,228

Underwriting income (in thousands)
Casualty	$23,691	$37,380
Property	22,669	19,271
Surety	18,882	6,571
Total	$65,242	$63,222

Combined ratio
Casualty	86.4	81.6
Property	82.9	83.3
Surety	68.1	87.5
Total	82.2	82.9

Casualty

Gross premiums written for the casualty segment totaled $231.9 million for the first nine months of 2010, a decrease of $23.0 million, or 9%, from the same period last year.  This segment continues to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $75.9 million, a decrease of $13.4 million, or 15%, from the same period last year.  Nearly 50% of the general liability book is construction-related.  The continued reduction in construction activity, along with rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $4.4 million for 2010, a decrease of $5.6 million, or 56%, from the same period last year.  This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business.  Transportation recorded gross premiums written of $37.1 million for the first nine months of 2010, down $4.2 million, or 10%, from the same period last year. Commercial umbrella gross premiums written totaled $18.9 million, a decrease of $3.6 million, or 16%, from the same period last year.  On a positive note, written premium for design professionals advanced $5.3 million during the first nine months of 2010 from the same period last year to $10.3 million.  This product, which provides professional liability for architects and engineers, was launched in late 2008.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns.  The soft marketplace is likely to continue to challenge our ability to grow premium in this segment this year.

In total, the casualty segment recorded underwriting income of $23.7 million, compared to $37.4 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2010 include commercial and personal umbrella, transportation, executive products, specialty program and general liability.

Due to positive emergence, during the first nine months of 2010, we released reserves, improving the segment’s underwriting results by $40.9 million.  From an accident year standpoint, the majority of the favorable development occurred on accident years 2005 through 2008 and on 2009 for some of the shorter-tail products.  From a comparative standpoint, results for 2009 included $49.2 million of favorable loss experience on prior accident years, primarily for general liability, transportation, commercial and personal umbrella and executive products.  Accident years contributing the most to the release were 2005 through 2008.

Overall, the combined ratio for the casualty segment was 86.4 for 2010 compared to 81.6 in 2009. The segment’s loss ratio was 52.2 in 2010 compared to 47.7 in 2009, primarily driven by the higher amount of aforementioned favorable development in 2009 on prior accident years. In addition, increases in current accident year loss development have contributed to a higher loss ratio in 2010.  The expense ratio for the casualty segment was 34.2 for the first nine months of 2010 compared to 33.9 for the same period of 2009.  Expenses decreased in total for the segment in the first nine months of 2010, but the expense ratio is higher as a percentage of the decreased net premium earned.

Property

Gross premiums written for the Group’s property segment totaled $188.1 million for the first nine months of 2010, an increase of $24.1 million, or 15%, from the same period last year.  The increase is attributable to recent product launches.  On January 1, 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail premium and exposure under a quota share agreement.  The new crop reinsurance agreement added $27.0 million in gross premiums written in the first nine months of 2010.  In addition, our facultative reinsurance division, launched in 2007, grew 46% from the same period last year to $12.5 million in gross premiums written as it continues to build out its footprint.  Lastly, other property reinsurance agreements, which were launched in the later part of 2009, expanded in the second quarter of 2010 to include industry loss warranty (ILW) treaties. Under the ILW treaties, we provide reinsurance coverage for windstorm and flood losses if two loss triggers (an industry loss limit trigger and a retention trigger) are met.  Our diversification effort into these other assumed reinsurance arrangements added gross premiums written of $3.4 million in the first nine months of 2010. Offsetting these increases, difference-in-conditions (DIC) gross premiums written decreased $5.0 million, or 13%, to $34.5 million for the first nine months of 2010 as we continue to manage our exposures and rate adequacy.  In addition, our marine division decreased 13% to $40.4 million.  The exit from the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings for marine.

Underwriting income for the segment was $22.7 million for the first nine months of 2010, compared to $19.3 million for the same period in 2009.  Results for 2010 reflect $0.9 million of favorable development on hurricane reserves and $1.9 million of favorable development on prior years’ marine loss reserves, primarily on accident years 2008 and 2009.  Offsetting that favorable development, results include $5.0 million in storm losses.  In addition, marine’s underwriting results included charges of $1.6 million to reinstate a portion of reinsurance coverage exhausted by prior year ceded loss activity.  Specifically, ceded loss reserves were increased by $8.2 million on one large liability loss, which exhausted a portion of reinsurance coverage.  As a result, we incurred additional expense to reinstate the related reinsurance layers.  Since we had previously reached the majority of our retention on this loss, the resulting net incurred loss increase was minimal. From a comparative standpoint, 2009 underwriting results were negatively impacted by a $10.2 million IBNR reserve increase for marine, offset by $2.7 million of favorable development on 2008 hurricane reserves and $0.8 million of other favorable development, primarily on construction reserves.

Segment results for 2010 translate into a combined ratio of 82.9, compared to 83.3 for the same period last year. The segment’s loss ratio was 47.0 in 2010 compared to 43.1 in 2009, partially due to storm losses. From an expense standpoint, the segment’s expense ratio decreased to 35.9 for 2010 from 40.2 for 2009 partially as a result of expense control measures as well as lower bonuses and profit sharing-related expenses due to a lower return on operating earnings.  Our crop reinsurance business also has an effect on both the loss and expense ratios as it carries a higher loss booking ratio and lower acquisition rate than other products in the casualty segment.  This impact is reflected in the 2010 increase in loss ratio and decrease in expense ratio.

Surety

The surety segment recorded gross premiums written of $69.7 million for the first nine months of 2010, an increase of $1.4 million, or 2%, from the same period last year.  Investment in underwriting capacity, which included geographic expansion and investment in additional underwriters, has served to increase gross premiums written.  Premium growth was experienced across commercial, contract, and energy lines. Partially offsetting this growth, gross premiums written for our fidelity line declined $4.6 million as we re-evaluated expanded policy terms and conditions currently available in the marketplace for this product. The segment recorded underwriting income of $18.9 million, compared to $6.6 million for the same period last year. Results for 2010 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $10.1 million.  During 2009, we held up additional reserves due to our concerns over the economy and the normal delayed-impact on contract and commercial surety accounts.  During the first nine months of 2010, loss activity on these lines continued to be low.  Given the short-tail nature of surety losses, we began to release the additional reserves that were established.  From a comparative standpoint, 2009 results include favorable loss development which improved the segment’s underwriting results by $0.4 million.

The combined ratio for the surety segment totaled 68.1 in 2010, versus 87.5 for the same period in 2009.  The segment’s loss ratio was 2.8 for 2010, compared to 21.2 for 2009, due to the aforementioned favorable development in 2010 on prior accident years.  From an expense standpoint, the segment’s expense ratio decreased slightly to 65.3 for 2010 from 66.3 for 2009.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

After a strong first quarter and a volatile second quarter, the capital markets rebounded with a strong performance in the third quarter.  Based mostly on speculation of Federal Reserve actions, equity markets have rallied despite continued high unemployment rates and growing government deficits.  Interest rates continued their decline during the quarter and our duration held constant at 3.5 from the end of the second quarter to the end of the third quarter.  In a low interest rate environment, we opted not to extend duration.  We have focused on defensive securities which should provide better protection in a rising interest rate environment.

	9/30/2010		12/31/2009
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,543,769	78.0%	1,485,347	80.2%
Equity securities	301,594	15.3%	262,693	14.2%
Short-term investments	133,018	6.7%	104,462	5.6%
Total	1,978,381	100.0%	1,852,502	100.0%

Our current equity allocation represents 15% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to protect capital to support policyholders’ claims, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first nine months of 2010, net investment income decreased 1% from that reported for the same period in 2009.  The decrease in investment income resulted as we eliminated higher-yielding equity securities including preferred stocks, a high-yield municipal bond fund, and REITs after the first quarter of 2009 and held a relatively high allocation of lower yielding short-term investments.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2010 and 2009 were as follows:

	2010	2009
Pretax Yield
Taxable	4.59%	5.12%
Tax-Exempt	3.77%	3.94%
After-tax yield
Taxable	2.98%	3.33%
Tax-Exempt	3.57%	3.73%

The fixed income portfolio increased by $58.4 million in the first nine months of 2010.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 7.3%.  The equity portfolio had a total return of 4.3% for the first three quarters of 2010.  Our equity portfolio increased by $38.9 million during the first nine months of 2010, to $301.6 million.

We recognized a total of $15.3 million in net realized gains in the first nine months of 2010, compared to net realized losses of $20.8 million in the first nine months of 2009.  Of the 2009 net total, $45.2 million of gross losses related to OTTI charges.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of September 30, 2010, including fair value, cost basis, and unrealized gains and losses.

	9/30/2010
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$16,531	$20,226	$3,695	$—	$3,695	22.4%
Consumer Staples	13,110	26,791	13,681	—	13,681	104.4%
Energy	10,635	19,939	9,304	—	9,304	87.5%
Financials	22,637	25,427	3,750	(960)	2,790	12.3%
Healthcare	7,800	15,411	7,886	(275)	7,611	97.6%
Industrials	16,797	29,429	12,632	—	12,632	75.2%
Materials	5,538	6,555	1,051	(34)	1,017	18.4%
Information Technology	17,905	26,086	8,276	(95)	8,181	45.7%
Telecommunications	4,867	9,578	4,711	—	4,711	96.8%
Utilities	37,551	52,449	15,128	(230)	14,898	39.7%
ETF	63,643	69,703	6,060	—	6,060	9.5%
	$217,014	$301,594	$86,174	$(1,594)	$84,580	39.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of September 30, 2010, we had $249.9 million in municipal securities.  As of September 30, 2010, approximately 31% of our municipal bond portfolio maintains an ‘AAA’ rating, and 95% of our municipal bond portfolio maintains an ‘AA’ or better rating.  At December 31, 2009, approximately 17% of our municipal bond portfolio had an ‘AAA’ rating, while 83% of our municipal bond portfolio held an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first nine months of 2010 was 32% compared to 28% for the same period in 2009.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first nine months of 2010 was higher due to a significant increase in realized investment gains, a slight increase in underwriting income and a decrease in tax-favored investment income.  Dividends received are down and we have reduced our overall level of investments in tax-exempt securities. Realized investment gains were $15.3 million in 2010 compared to $20.8 million of realized investment losses in 2009, or a $36.1 million swing between the two periods.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2010 and 2009 as a result of the following:

	2010		2009
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$44,812	35%	$30,725	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,561)	-2%	(4,036)	-5%
Dividends received deduction	(992)	-1%	(1,086)	-1%
Dividends paid deduction	(453)	0%	(420)	0%
Other items, net	48	0%	(681)	-1%

Total tax expense	$40,854	32%	$24,502	28%

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

The following table summarizes cash flows for the nine-month periods ended September 30, 2010 and 2009:

	2010	2009
	(in thousands)
Operating cash flows	$87,867	$108,445
Investing cash flows	$(52,744)	$(101,397)
Financing cash flows	$(35,123)	$(7,048)
Total	$—	$—

Cash flows from operating activities decreased during the first nine months of 2010 compared to that reported for the same period in 2009, due largely to a decrease in premiums receipts.  Premium receipts are down most noticeably in our casualty segment, where gross premiums written declined $23.0 million for the first nine months of 2010.  On an overall basis, gross premiums written were down 2% for the third quarter of 2010 and are flat year-to-date.  Also impacting cash flows from operating activities, tax payments increased, as did certain other payments.  Partially offsetting these declines in operating cash, reinsurance receipts increased during the first nine months of the year.  Our common stock repurchase program resulted in a higher use of cash for financing activities during the first nine months of 2010, compared to 2009.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at September 30, 2010 was $103.5 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of September 30, 2010, we had short-term investments and other investments maturing within one year of approximately $201.7 million and investments of $417.7 million maturing within five years.  As of September 30, 2010, our short-term investments were held in prime funds within multiple fund families, including JP Morgan, Federated, and Fidelity.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. As of September 30, 2010, no amounts were outstanding on this facility.

We believe that cash generated by operations, by investments and by cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to the line of credit, our highly liquid investment portfolio and additional reverse repurchase debt capacity provide additional sources of liquidity.

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2010, our investment portfolio had a book value of $1.8 billion. Invested assets at September 30, 2010, increased by $125.9 million from December 31, 2009.

As of September 30, 2010, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$364,589	$367,982	$3,393	18.6%	AAA
Corporates	552,391	600,916	48,525	30.3%	A
Mortgage-backed	253,436	265,957	12,521	13.5%	AAA
Asset-backed	46,533	49,657	3,124	2.5%	AAA
Treasuries	10,891	11,309	418	0.6%	AAA
Munis	238,666	249,908	11,242	12.6%	AA
Total Fixed Income	$1,466,506	$1,545,729	$79,223	78.1%	AA

Equities	$217,014	$301,594	$84,580	15.2%

Short-term investments	$133,018	$133,018	$—	6.7%

Total Portfolio	$1,816,538	$1,980,341	$163,803	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of September 30, 2010, our fixed income portfolio had the following rating distribution:

AAA	50.9%
AA	14.5%
A	24.2%
BBB	10.1%
NR	0.3%
Total	100.0%

As of September 30, 2010, the duration of the fixed income portfolio was 3.5 years. Our fixed income portfolio remained well diversified, with 567 individual issues as of September 30, 2010.

Our investment portfolio has limited exposure to structured asset-backed products. As of September 30, 2010, we had $10.9 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2010 we did not hold any securities that are classified as subprime home equity. We had $38.7 million in securities backed by commercial mortgages and $266.0 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was three percent of our investment portfolio as of September 30, 2010.

At September 30, 2010, our equity portfolio had a fair value of $301.6 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2010, our equity portfolio had a dividend yield of 2.8% compared to 2.0% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 80 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2010, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $912.2 million of shareholders’ equity. Debt outstanding comprised 11.0% of total capital as of September 30, 2010.

We paid a quarterly cash dividend of $0.29 per share on October 15, 2010, the same amount as the prior quarter.  We have paid dividends for 137 consecutive quarters and increased dividends in each of the last 35 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2010 without prior approval is $78.4 million which represents 10% of RLI Insurance Company’s policyholder surplus at December 31, 2009.  The total dividend paid in the first nine months of 2010 was $58.0 million. Other dividends paid in the previous three months totaled $20.0 million, bringing the total for the rolling 12-month period to $78.0 million.  These dividends are paid to provide additional capital to RLI Corp. from RLI Insurance Company and are used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $4.5 million for the first nine months of 2010 and 2009.  As of September 30, 2010, outstanding debt balances totaled $100.0 million, the same amount outstanding at September 30, 2009.  Debt balances at September 30, 2010 and September 30, 2009 were comprised of $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the nine-month periods ended September 30, 2010 and 2009:

	2010	2009
Line of Credit	NA	NA
Reverse repurchase agreements	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Consolidated revenues, as displayed in the table that follows, totaled $149.6 million for the third quarter of 2010 compared to $146.0 million for the same period in 2009.

	For the Three-Month Period
	Ended September 30,
	2010	2009
Consolidated revenues (in thousands)
Net premiums earned	$128,334	$122,736
Net investment income	16,762	16,295
Net realized investment gains	4,527	6,985
Total consolidated revenue	$149,623	$146,016

Consolidated revenue for the third quarter of 2010 increased $3.6 million, or 3%, from the same period in 2009.  Net premiums earned for the Group increased despite the continued decline in casualty writings due to overall rate softening.  This increase is primarily attributable to the addition of our crop reinsurance program.  Net investment income increased 3% to $16.8 million.  Net realized investments gains totaled $4.5 million in the third quarter of 2010, compared to $7.0 million in 2009.

Net after-tax earnings for the third quarter of 2010 totaled $28.0 million, $1.33 per diluted share, compared to $31.0 million, $1.42 per diluted share, for the same period in 2009.  In the third quarter of 2010, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $23.0 million. Comparatively, in the third quarter of 2009, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $18.2 million.  Partially offsetting the favorable development in the third quarter of 2010 was an increase in current accident year losses on casualty.  During the quarter, adverse loss experience on our general liability product resulted in an increase to the loss ratio.  Also impacting the loss ratio in the quarter is our crop reinsurance business. It has the effect of increasing the loss ratio in the quarter, while partially offsetting with a decrease to the expense ratio due to its lower acquisition rate.  Bonus and profit sharing-related expenses related to the favorable development on prior years’ reserves totaled $2.7 million in 2010 and $3.2 million in 2009.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the third quarter of 2010, equity in earnings of unconsolidated investee totaled $1.6 million from Maui Jim.  The third quarter of 2009 reflected $1.1 million in Maui Jim income.

Results for the third quarter of 2010 included pretax net realized gains of $4.5 million, compared to $7.0 million, for the same period last year. Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $58.4 million, $2.77 per diluted share, for the third quarter of 2010, compared to $68.0 million, $3.12 per diluted share, for the same period in 2009. Unrealized gains, net of tax, for the third quarter of 2010 were $30.5 million, compared to unrealized gains, net of tax, of $37.0 million for the same period in 2009. Current asset allocation strategies have focused on continuing to reduce municipal exposures where we believe financial conditions are weakened due to a slowing economy and reallocating proceeds into high quality, low duration fixed income securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group declined slightly to $157.4 million for the third quarter of 2010 from $159.9 million in the third quarter of 2009.  New product offerings fueled growth in the third quarter of 2010 in the property segment, while casualty writings continued to decline. The surety segment also experienced decline in the third quarter of 2010 as energy lines declined from the same period last year.  Underwriting income for the Group declined $1.2 million to $21.7 million for the third quarter of 2010.  Both periods benefited from favorable development on prior accident years’ loss and hurricane reserve releases.  The GAAP combined ratio totaled 83.1 in 2010, compared to 81.3 in 2009.

	For the Three-Month Period
	Ended September 30,
	2010	2009
Gross premiums written (in thousands)
Casualty	$78,789	$83,337
Property	53,930	51,177
Surety	24,687	25,406
Total	$157,406	$159,920

Underwriting income (in thousands)
Casualty	$8,906	$17,330
Property	5,288	3,914
Surety	7,532	1,708
Total	$21,726	$22,952

Combined ratio
Casualty	84.5	73.2
Property	89.4	90.2
Surety	63.6	90.6
Total	83.1	81.3

Casualty

Gross premiums written for the casualty segment totaled $78.8 million for the third quarter of 2010, a decrease of $4.5 million, or 6%, from the same period last year.  While the rate of decline improved from the first two quarter’s postings, this segment continued to feel the pressure of rate reductions.  General liability, our largest casualty product, recorded gross premiums written of $21.1 million for the third quarter of 2010, down 17% from the same period last year.  As discussed previously, nearly 50% of the general liability book is construction-related. The continued reduction in construction activity, along with rate deterioration, has had a negative impact on general liability gross premiums written.  Specialty program gross premiums written totaled $1.0 million for 2010, a decrease of $0.9 million, or 46%, from the third quarter of 2009. This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business. Commercial umbrella recorded gross premiums written of $5.9 million for the third quarter of 2010, down $1.5 million, or 20%, from the same period last year. On a positive note, written premium for design professionals advanced $1.4 million during the third quarter of 2010 to $4.3 million.  This product, which provides professional liability for architects and engineers, was launched in late 2008.

In total, the casualty segment recorded underwriting income of $8.9 million, compared to $17.3 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable development in 2010 included commercial and personal umbrella, transportation, executive products, specialty program and general liability.  Due to positive emergence, during the third quarter of 2010, we released reserves which improved the segment’s underwriting results by $18.4 million.  From a comparative standpoint, results for 2009 included $19.1 million of favorable loss experience on prior accident years, primarily for general liability, transportation and commercial and personal umbrella.

Overall, the combined ratio for the casualty segment was 84.5 for 2010 compared to 73.2 in 2009. The segment’s loss ratio was 49.1 in 2010 compared to 37.4 in 2009.  It was a difficult quarter in terms of the current accident year.  Adverse loss experience on our general liability product resulted in a $5.8 million increase in current accident year losses which served to decrease underwriting income and increase the loss ratio.  We are currently taking underwriting action on the habitational book of business.  We are exiting some of the larger habitational policies and increasing rates on others. The increase in loss ratio is also partially driven by the higher amount of favorable development in 2009 on prior accident years. The expense ratio for the casualty segment was 35.4 for the third quarter of 2010 compared to 35.8 for the same period of 2009.

Property

Gross premiums written for the Group’s property segment totaled $53.9 million for the third quarter of 2010, an increase of $2.8 million, or 5%, from the same period last year.  The increase is attributable to recent product launches.  On January 1, 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail premium and exposure under a quota share agreement.  The new crop reinsurance agreement added $3.7 million in gross premiums written in the third quarter of 2010.  In addition, our facultative reinsurance division, launched in 2007, grew 31% to $3.6 million in gross premiums written for the third quarter of 2010 as it continued to build out its footprint.  Lastly, other property reinsurance agreements, which were launched in the later part of 2009, expanded in the second quarter of 2010 to include industry loss warranty (ILW) treaties. Our diversification effort into these other assumed reinsurance arrangements added gross premiums written of $1.3 million in the third quarter of 2010.  Offsetting these increases, gross premiums written from our marine division decreased $2.1 million, or 14%, to $13.4 million for the third quarter of 2010.  The exit from the commercial tug and tow business, which began in April 2009, has resulted in reduced premium writings for marine.

Underwriting income for the segment was $5.3 million for the third quarter of 2010, compared to $3.9 million for the same period in 2009.  Results for 2010 included $1.5 million of storm losses which were partially offset by $1.1 million of favorable development on prior years’ loss and hurricane reserves.  From a comparative standpoint, underwriting results for 2009 were negatively impacted by unfavorable loss experience on the commercial tug and towing class of business.  As a direct result of poor underwriting results in this marine class, we increased IBNR reserves on current and prior accident years for the affected coverages.  These additions negatively impacted 2009 results by $4.2 million.  This was partially offset by $0.6 million of favorable development on 2008 hurricane reserves.

Segment results for 2010 translate into a combined ratio of 89.4, compared to 90.2 for the same period last year. The segment’s loss ratio increased to 55.4 from 48.7 in 2009, primarily driven by the aforementioned increase in storm losses in the quarter. From an expense standpoint, the segment’s expense ratio for the third quarter was 34.0 for 2010, compared to 41.5 in 2009.  While net operating expenses for 2010 increased slightly, the decrease in the expense ratio was primarily attributable to the increase in net premiums earned.

Surety

The surety segment recorded gross premiums written of $24.7 million for the third quarter of 2010, a decrease of $0.7 million, or 3%, from the same period last year.  Gross premiums written for the energy line declined 18% during the third quarter of 2010 to $4.9 million.  Our fidelity division, which launched in September 2008, contributed gross premiums written of $1.1 million in the third quarter of 2010, down 51% from the same period last year as we re-evaluated expanded policy terms and conditions currently available in the marketplace for this product.  Partially offsetting these declines, premium growth was experienced across commercial, contract, and miscellaneous lines and served to increase the top-line by $1.4 million. The surety segment recorded underwriting income of $7.5 million, compared to $1.7 million for the same period last year. Results for 2010 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $3.5 million.  During 2009, we held up additional reserves due to our concerns over the economy and the normal delayed-impact on contract and commercial surety accounts.  In the third quarter of 2010, loss activity on these lines continued to be low.  Given the short-tail nature of surety losses, we continued to release the additional reserves that were established. From a comparative standpoint, 2009 results included favorable loss development which improved the segment’s underwriting results by $0.3 million.

The combined ratio for the surety segment totaled 63.6 for the third quarter of 2010, versus 90.6 for the same period in 2009.  The segment’s loss ratio was -1.0 for 2010, compared to 22.4 for 2009, as 2010 was favorably impacted by the aforementioned favorable reserve development.  The favorable loss trends also led to lower current accident year booking ratios.  The expense ratio was 64.6 compared to 68.2.  Net operating expenses for 2010 increased slightly; however, the increase in net premiums earned for the period outpaced the increase in expenses.  After the recent growth in revenues in the segment, the expense-base is being better leveraged, accounting for the decrease in expense ratio.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $16.8 million during the third quarter of 2010, an increase of 2.9% from that reported for the same period in 2009.  The increase in income is due to increased dividends and changes to our asset allocations.  On an after-tax basis, investment income decreased by 1.2%.

Yields on our fixed income investments for the third quarter of 2010 and 2009 are as follows:

	3Q 2010	3Q 2009
Pretax Yield
Taxable	4.40%	4.72%
Tax-Exempt	3.92%	3.97%
After-tax yield
Taxable	2.86%	3.07%
Tax-Exempt	3.71%	3.76%

We recognized $4.5 million in realized gains in the third quarter of 2010, compared to realized gains of $7.0 million in the third quarter of 2009.  Investment gains during the quarter primarily related to the sale of equities and municipal securities.  These sales were made based on our belief that other securities offer greater potential for us to achieve our investment objectives.

We did not record any realized losses associated with OTTI of securities during the third quarter of 2010.

At September 30, 2010, we did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the third quarter of 2009, there were no losses associated with impaired securities.

INCOME TAXES

Our effective tax rate for the third quarter of 2010 was 32% compared to 29% for the same period in 2009.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the third quarter of 2010 was higher due to a significant decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2010 and 2009 as a result of the following:

	2010		2009
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$14,351	35%	$15,282	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(689)	-2%	(1,255)	-3%
Dividends received deduction	(338)	-1%	(346)	-1%
Dividends paid deduction	(154)	0%	(144)	0%
Other items, net	(132)	0%	(893)	-2%

Total tax expense	$13,038	32%	$12,644	29%

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.  We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” with 90% rated “A” or better by at least one nationally recognized rating organization.

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

Items 2(a) and (b) are not applicable.

In the second quarter of 2010, we completed our $200 million share repurchase program initiated in 2007.  On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the third quarter of 2010, we repurchased 35,475 shares for $2.0 million under the plans.  The transactions occurred pursuant to open market purchases.

The table below shows our repurchases of the Company’s common stock during the third quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2010 - July 31, 2010	35,475	$56.39	35,475	$94,124,732
August 1, 2010 - August 31, 2010	—	—	—	94,124,732
September 1, 2010 - September 30, 2010	—	—	—	94,124,732
Total	35,475		35,475	$94,124,732

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

Date: October 26, 2010