Form 10-K
period 2010-12-31
RLI CORP
filed 2011-02-25
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2010, based upon the closing sale price of the Common Stock on June 30, 2010 as reported on the New York Stock Exchange, was $910,921,846.  Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 9, 2011 was 21,026,645.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2010 Financial Report to Shareholders for the year ended December 31, 2010, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2011 annual meeting of security holders to be held May 5, 2011, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 61-62 of this document, which lists documents incorporated by reference herein.

PART I

Item 1.  Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group.  We conduct operations principally through three insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company (RLI Ins.), writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company, a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia.  RIC has the authority to write fidelity and surety in North Carolina. We are an Illinois corporation that was organized in 1965.  We have no material foreign operations.

We maintain an Internet website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission as soon as reasonably practicable after such materials are filed or furnished.  Information contained on our website is not intended to be incorporated by reference in this annual report and you should not consider that information a part of this annual report.

As a niche company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite for certain markets that are underserved by the insurance and reinsurance industry, such as our difference in conditions coverages or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write.  Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product based on our business objectives.

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

For the year ended December 31, 2010, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2010, no other state accounted for 1.5 percent or more of total direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$107,690	18.0%
New York	83,080	13.9%
Florida	72,956	12.2%
Texas	53,631	8.9%
New Jersey	23,620	3.9%
Illinois	18,153	3.0%
Louisiana	17,067	2.8%
Pennsylvania	15,536	2.6%
Hawaii	15,020	2.5%
Ohio	11,166	1.9%
Massachusetts	10,472	1.7%
Washington	10,455	1.7%
All Other	160,823	26.9%

Total direct premiums	$599,669	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

	Year Ended December 31,
(in thousands)	2010	2009	2008
PREMIUMS WRITTEN
Direct & Assumed	$636,316	$631,200	$681,169
Reinsurance ceded	(151,176)	(161,284)	(167,713)
Net	$485,140	$469,916	$513,456

PREMIUMS EARNED
Direct & Assumed	$647,306	$654,323	$701,042
Reinsurance ceded	(153,924)	(162,362)	(172,278)
Net	$493,382	$491,961	$528,764

Specialty Insurance Market Overview

The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures, and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our markets. Most of our risks are underwritten on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics.  We operate in the excess and surplus insurance market, the specialty admitted insurance market and the specialty property reinsurance market.

Excess and Surplus Insurance Market

The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows us to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2010, the excess and surplus market represented approximately $23 billion, or 5 percent, of the entire $478 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operation wrote gross premiums of $232.4 million, or 36 percent, of our total gross premiums written.

Specialty Admitted Insurance Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2010, our specialty admitted operations wrote gross premiums of $355.9 million, representing approximately 56 percent of our total gross premiums written for the year.

Specialty Property Reinsurance Market

We write business in the specialty property reinsurance market.  This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis.  We write contracts on an excess of loss and a proportional basis.  Contract provisions are written and agreed upon between the company and its client, another (re)insurance company.  The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments.  This business requires specialized underwriting and technical modeling.  For 2010, our specialty property reinsurance operations wrote gross written premiums of $48.0 million, representing about 8 percent of our total gross written premiums for the year.

Business Segment Overview

Our segment data is derived using the guidance set forth in FASB Accounting Standards Codification (ASC) 280, “Segment Reporting.”  As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations are casualty, property and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. In 2009, we expanded into the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists.   Net premiums earned from our general liability business totaled $96.6 million, $115.4 million and $140.9 million, or 17 percent, 21 percent and 25 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. In 2010, we broadened eligibility guidelines and offered certain coverage enhancements in an effort to broaden our market reach.  Net premiums earned from this business totaled $61.4 million, $62.4 million and $65.1 million, or 11 percent, 11 percent and 12 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Commercial Transportation

Our transportation insurance facility in Atlanta provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability and motor truck cargo. The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide.  Net premiums earned from this business totaled

$40.3 million, $42.2 million and $46.7 million, or 7 percent, 8 percent and 8 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Executive Products

We provide a variety of professional liability coverages, such as directors’ and officers’ (D&O) liability insurance, employment practices liability and other miscellaneous professional liability coverages, for a variety of low to moderate classes of risks. We tend to focus on smaller accounts, avoiding the large account sector which is generally more sensitive to price competition.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), “Side A” coverage (where corporations cannot indemnify the individual D&Os), private companies, nonprofit organizations and sole-sponsored and multi-employer fiduciary liability accounts.  Our primary focus for publicly traded companies is on providing Side A coverage.  Additionally, we have had success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  In 2009, we began offering coverage for select first and third party cyber liability exposures.  Net premiums earned from the executive products business totaled $15.8 million, $15.6 million and $13.8 million, or 3 percent, 3 percent and 2 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Specialty Program Business

We offer program business in a variety of areas, which are typically multiple coverages combined into a package or portfolio policy.  Our program coverages include: commercial property, general liability, inland marine and crime. We rely primarily on program administrators as sources for this business.   In October 2010, we began offering pet insurance for domesticated animals.   Net premiums earned from the specialty program business totaled $7.2 million, $21.6 million and $38.3 million, or 1 percent, 7 percent and 6 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Other

We offer a variety of other smaller programs in our casualty segment, including in-home business and employer’s excess indemnity.  In February 2009, we began a professional liability for design professionals coverage targeting small to medium-size risks. More recently, we have expanded our product suite to these same customers by offering a full array of multi-peril package products including worker’s compensation coverage.  Net premiums earned from these lines totaled $9.8 million, $7.9 million and $8.6 million, or 2 percent, 1 percent and 2 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Property Segment

Commercial

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures. Net premiums earned from commercial property business totaled $80.5 million, $81.8 million and $85.3 million, or 14 percent, 15 percent and 15 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Marine

Our marine coverages include cargo, hull and protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages.  In March 2008, the marine division added a yacht program.  In 2010, 2009 and 2008, marine net premiums earned totaled $48.0 million, $52.5 million and $48.2 million, or 8 percent, 10 percent and 9 percent of consolidated revenues, respectively.

Crop Reinsurance

In January 2010, we added crop reinsurance to the property segment as we entered into a two-year agreement to become a quota share reinsurer of Producers Agricultural Insurance Company (“ProAg”).  ProAg is a crop insurance company located in Amarillo, Texas.  Under this agreement, we will reinsure a portion of ProAg’s multi-peril crop insurance (MPCI) and crop hail premium and exposure.  Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership with the U.S. Department of Agriculture

(USDA). Crop insurers such as ProAg also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. The new crop reinsurance agreement added $27.1 million in net premiums earned in 2010, or 5 percent of consolidated revenues.

Property Reinsurance

We offer facultative and other treaty reinsurance.  These products were launched in 2007 for facultative coverages and expanded to treaty reinsurance in 2009.  The division underwrites property facultative reinsurance for insurance companies utilizing reinsurance intermediaries. The facultative unit specializes in underground mining, power generation, and other technical risks requiring underwriting expertise.  Perils covered range from fire, mechanical breakdown, flood, and other catastrophic events.  Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division.  During 2009, we began opportunistically writing select specialty property treaties on a proportional basis.  These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional losses.  This expanded in the second quarter of 2010 to include industry loss warranty (ILW) treaties. Under the ILW treaties, we provide reinsurance coverage for windstorm losses if two loss triggers (an industry loss limit trigger and a retention trigger) are met. Net premiums earned from property reinsurance business totaled $9.9 million, $7.8 million and $1.6 million, or 2 percent, 1 percent and less than 1 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Other

We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii.  Net premiums earned from other property coverages totaled $16.1 million, $13.2 million and $11.8 million, or 3 percent, 2 percent and 2 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Surety Segment

Our surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical and refining industries. We offer miscellaneous bonds, including license and permit, notary and court bonds.  In September 2008, we launched a fidelity division focusing on fidelity and crime coverage for commercial insureds and select financial institutions.  These bonds are written through independent agencies as well as regional and national brokers. Net earned premium from the surety segment totaled $80.7 million, $71.6 million and $68.4 million, or 14 percent, 13 percent and 12 percent of consolidated revenues for 2010, 2009 and 2008, respectively.

Marketing and Distribution

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.  We also market through agencies and more recently through e-commerce channels.

Brokers

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial automobile, and specialty facultative and treaty reinsurance coverages. This business is produced through wholesale, retail, and reinsurance brokers who are not affiliated with us.

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

E-commerce and/or Direct

We are actively employing e-commerce to produce and efficiently process and service business, including, at-home businesses, small commercial and personal umbrella risks surety bonding, and pet insurance.  Our largest assumed reinsurance treaty is on a direct basis with ProAg.

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

Financial Strength Ratings

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

At December 31, 2010, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity (RLI Group)	A+, Superior

Standard & Poor’s*
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity	A2, Good

* Standard & Poor’s does not rate RLI Indemnity

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  In May 2010, RLI Ins., Mt. Hawley Insurance Company and RLI Indemnity Company, collectively referred to as RLI Group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion).  As of December 31, 2010, the policyholders’ statutory surplus of RLI Group totaled $732.4 million.  This would put the group in A.M. Best’s financial size category “X” (adjusted policyholders’ surplus of between $500 million and $750 million).

Reinsurance

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $153.9 million, $162.4 million, and $172.3 million in 2010, 2009, and 2008, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. While reinsurance does not relieve us of our legal liability to our policyholders, we use reinsurance as an alternative to using our own capital to fund losses.  Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost of and the ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics.  A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage.  More than 91 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the 10 largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2010. These all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s rating services.  Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2010.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2010	Total	Written	Total
Munich Re America / HSB	A+	AA-	$59,682	15.3%	$18,929	12.5%
Endurance Re	A	A	53,992	13.9%	18,648	12.3%
Swiss Re / Westport Ins. Corp.	A	A+	35,059	9.0%	3,491	2.3%
Axis Re	A	A+	29,793	7.6%	8,810	5.8%
General Cologne Re	A++	AA+	28,071	7.2%	1,797	1.2%
Transatlantic Re	A	A+	24,314	6.2%	14,462	9.6%
Aspen UK Ltd.	A	A	22,381	5.7%	9,197	6.1%
Lloyds of London	A	A+	21,821	5.6%	14,652	9.7%
Berkley Insurance Co.	A+	A+	20,049	5.1%	7,432	4.9%
Toa-Re	A	A+	13,269	3.4%	4,245	2.8%
All other reinsurers			81,077	21.0%	49,513	32.8%
Total ceded exposure			$389,508	100.0%	$151,176	100.0%

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

Excluding catastrophe reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

Product Line(s) Covered	Contract Type	Renewal Date	First-Dollar Retention	Limit Purchased	Maximum Retention
(in millions)

General liability	Excess of Loss	1/1	$0.5	$4.5	$1.4
Brokerage umbrella and excess	Quota Share/ Excess of Loss	1/1	N/A	10.0	1.5
Personal umbrella and eXS	Excess of Loss	1/1	1.0	5.0	1.75
Transportation	Excess of Loss/ Quota Share	1/1	0.5	4.5	0.5
Executive products	Quota Share	7/1	N/A	25.0	8.75
Design Professionals - liability	Quota Share	4/1	N/A	5.0	2.0
Design Professionals - workers’ compensation	Excess of Loss	11/1	1.0	9.0 per occurrence	1.0

Property	Excess of Loss	1/1	1.0	14.0	1.6
Marine	Excess of Loss	5/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	48.0	7.1
Fidelity	Quota Share	7/1	N/A	25.0	3.75

At each renewal, we consider plans to change the insurance coverage we offer, updated loss activity, the level of RLI Ins.’s surplus, changes in our risk appetite, and the cost and availability of reinsurance treaties.  In the last renewal cycle, we made several material changes to the coverage provided.  We changed the contract type for brokerage umbrella and excess business from a variable quota share, which provides a different reinsurance limit depending on the amount of insurance limit provided, to a quota share.  This increased our retention for some policies and decreased our retention on others.  We also increased the reinsurance limit purchased for personal umbrella coverage from $4.5 million to $5.0 million.  We increased our retention on the executive products and design professional treaties by $1.25 million and $0.5 million, respectively.  The workers’ compensation treaty was a new purchase in 2010 to support our design professional business unit’s expansion in offering package policies to their insureds.  We increased property coverage from $9.0 million to $14.0 million and decreased the reinsurance limit purchased for marine from $39.0 million to $28.0 million.  Marine and surety first-dollar retentions increased from $1.0 million to $2.0 million.

Property Reinsurance — Catastrophe Coverage

Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our property segment.  Catastrophes involve multiple claims and policyholders.  Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels and our risk appetite.  In addition, we monitor the expected rate of return for each of our catastrophe lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position.  As the rate of return decreases, we shrink the book and may purchase less reinsurance to increase our return.  Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)

	2011		2010		2009		2008
	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit
California Earthquake	$25	300	$50	325	$50	325	$50	350
Other Earthquake	25	325	25	350	25	350	25	375
Other Perils	25	225	25	150	25	150	25	175

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

Catastrophe - California Earthquake

(in millions)

	2010		2009		2008
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$9	$41	$7	$43
100	71	29	48	52	50	50
200	161	39	132	68	139	61
350	299	51	276	74	276	74

Catastrophe - Other (Earthquake outside of California, Wind, etc.)

(in millions)

	2010		2009		2008
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$6	$19	$9	$16	$6	$19
50	17	33	27	23	29	21
100	56	44	68	32	73	27
150	99	51	108	42	117	33

Projected losses as of the end of each year presented above were estimated utilizing the current treaty structure in place at that time (January of each following year).

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

Our catastrophe program includes one prepaid reinstatement for the first two layers of coverage, up to $100 million, for a catastrophe other than California earthquake.  If a loss does occur, reinstatement must be purchased for the remaining limits.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 78 percent, 75 percent, and 77 percent for 2011, 2010, and 2009, respectively) and a reinstatement must be purchased for the remaining limits.

We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, terrorist acts and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels and by purchasing reinsurance.  Exposure and coverage detail is recorded for each risk location.  We quantify and monitor the total policy limit insured in each geographical region.  In addition, we use third-party catastrophe exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed catastrophe risks.  Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences.  Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.  We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software.  This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes.  Based on the catastrophe reinsurance treaty purchased on January 1, 2011, there is a 99.6 percent likelihood that the loss will be less than 9.5 percent of policyholders’ surplus as of December 31, 2010.

Environmental, Asbestos and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2010, 2009 and 2008:

	December 31,
(dollars in thousands)	2010	2009	2008
Loss and Loss Adjustment
Expense (LAE) payments (Cumulative)
Gross	$86,453	$75,544	$70,210
Ceded	(43,015)	(41,639)	(39,143)

Net	$43,438	$33,905	$31,067
Unpaid losses and LAE at end of year
Gross	$72,243	$68,198	$65,583
Ceded	(36,895)	(20,142)	(20,407)

Net	$35,348	$48,056	$45,176

Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions.

During 2010, we experienced elevated payment activity relative to previous years on both a direct and net basis. Most of this activity was driven by mass tort claim activity from the 1980s associated with Underwriter’s Indemnity Company (UIC) which we purchased in 1999. The most significant claims from this book were settled in 2010.  We recorded $3.9 million direct and $0.7 million net of incurred losses on these claims in 2010.  The resulting payment served to decrease ending reserves.  Additionally, there were significant payments associated with our assumed run-off book of reinsurance. Four asbestos claims had payments totaling $1.5 million gross and $1.2 million net.  The significant increase in ceded reserves in 2010 was largely due to adjustments for a 2007 marine liability claim as well as the UIC mass tort claims.

During 2009, the increase in inception-to-date gross loss payments was significantly less than we experienced in 2008. Of particular note was a mass tort claim from accident year 2005 against an insured hotel involving carbon monoxide discharge. This resulted in payments of $1.6 million direct and $0.8 million net; approximately the same amounts as the case reserves established in 2008. Also, a marine liability claim from accident year 2007 involving a fuel spill resulted in payments of $0.3 million direct and net.

The increase in 2009 reserves over 2008 was driven primarily by claim activity from the 1980s associated with UIC. In recent years, we have had unexpected claim activity from this book of business, which caused us to add $4.7 million of both direct and net IBNR in 2009. Claim activity was lower in 2009 than in 2008, but we are still receiving new claim notifications.

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

Losses and Settlement Expenses

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

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

Due to inherent uncertainty underlying loss reserve estimates, including, but not limited to, the future settlement environment, final resolution of the estimated liability may be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a significantly different amount than currently reserved — favorable or unfavorable.

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

Within a reasonable period of time after a claim is reported, our claim department completes an initial investigation and establishes a case reserve. This case-specific reserve is an estimate of the ultimate amount we will have to pay for the claim, including related legal expenses and other costs associated with resolving and settling it. The estimate reflects all of the current information available regarding the claim, the informed judgment of our professional claim personnel regarding the nature and value of the specific type of claim and our reserving practices. During the life cycle of a particular claim, as more information becomes available, we may revise the estimate of the ultimate value of the claim either upward or downward. We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim. The amount of the individual claim reserve will be adjusted accordingly and is based on the most recent information available.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2010, make a reasonable provision to meet our future obligations.

Net loss and loss adjustment reserves by product line at year-end 2010 and 2009 were as follows:

(as of December 31, in $ thousands)

	2010			2009
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$3,608	$31,829	$35,437	$2,121	$19,621	$21,742
Personal umbrella	24,862	25,677	50,539	23,108	31,222	54,330
General liability	139,750	231,014	370,764	104,586	235,534	340,120
Transportation	49,033	7,654	56,687	50,964	11,070	62,034
Executive products	9,480	30,200	39,680	6,647	34,752	41,399
Other casualty	26,969	42,751	69,720	34,064	71,626	105,690
Property segment net loss and ALAE reserves
Marine	23,986	30,079	54,065	25,820	26,282	52,102
Crop	15,439	4,067	19,506	—	—	—
Assumed property	3,673	3,529	7,202	218	2,167	2,385
Other property	9,825	11,635	21,460	10,577	12,994	23,571
Surety segment net loss and ALAE reserves	5,964	18,398	24,362	4,374	18,869	23,243
Latent liability net loss and ALAE reserves	15,172	20,176	35,348	22,813	25,243	48,056
Total net loss and ALAE reserves	327,761	457,009	784,770	285,292	489,380	774,672
ULAE reserves	—	35,010	35,010	—	35,396	35,396
Total net loss and LAE reserves	$327,761	$492,019	$819,780	$285,292	$524,776	$810,068

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

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an IBNR percentage applied to premium earned.  The IBNR percentage is determined based on historical reserve patterns and is updated periodically.  In addition, for assumed reinsurance, consideration is given to information provided by the ceding company.  No deductions for paid or case reserves are made. This alternative method of determining initial IBNR reacts more rapidly to the actual loss emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time.

Our crop reinsurance business is unique and is subject to an inherently higher degree of estimation risk during interim periods. As a result, the interim reports and professional judgments of our ceding company’s actuaries and crop business experts provide important information which assists us in estimating our carried reserves.

We do not reserve for natural or man-made catastrophes until an event has occurred. Shortly after such occurrence, we review insured locations exposed to the event, catastrophe model loss estimates based on our own exposures and industry loss estimates of the event. We also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. These reserves are reviewed frequently to consider actual losses reported and appropriate changes to our estimates are made to reflect the new information.

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix and price change and loss cost trends. The initial loss and ALAE ratios also reflect a provision for estimation risk. We consider estimation risk by segment and product line. A segment with greater overall volatility and uncertainty has greater estimation risk. Characteristics of segments and products with higher estimation risk include, but are not limited to, the following:

•                            Significant changes in underlying policy terms and conditions,

•                            A new business or one experiencing significant growth and/or high turnover,

•                            Small volume or lacking internal data requiring significant utilization of external data,

•                            Unique reinsurance features including those with aggregate stop-loss, reinstatement clauses, commutation provisions, or clash protection,

•                            Longer emergence patterns with exposures to latent unforeseen mass tort,

•                            Assumed reinsurance businesses where there is an extended reporting lag and/or a heavier utilization of ceding company data and claims and product expertise,

•                            High severity and/or low frequency,

•                            Operational processes undergoing significant change and/or

•                            High sensitivity to significant swings in loss trends or economic change.

Following is a table of significant risk factors involved in estimating losses grouped by major product line.  We distinguish between loss ratio risk and reserve estimation risk.  Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business such as high severity or aggregating exposures.  Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability.  As an example, our property catastrophe business (included below in “Other Property”) has significant variance in year-over-year results; however its reserving estimation risk is relatively moderate.

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Unforeseen tort potential Exposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Significant external	New business Small volume	High	High

Crop	Short	Significant external	Weather, yield and price volatility Catastrophe aggregation exposure Unique inuring reinsurance features	Medium	Medium

Assumed Property	Medium	External	New business Catastrophe aggregation exposure Low frequency High severity Reporting delay	High	Medium

Other Property	Short	Internal	Catastrophe aggregation exposure Low frequency High severity	High	Medium

Surety	Medium	Internal & external	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility Mass tort/latent exposure	High	High

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

Loss and LAE Reserve Estimation Process

A full analysis of our loss reserves takes place at least semi-annually. The purpose of this analysis is to provide validation of our carried loss reserves. Estimates of the expected value of the unpaid loss and LAE are derived using actuarial methodologies. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

The process of estimating ultimate payment for claims and claims expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our new products such as our crop reinsurance business, as well as for executive products and marine business, we utilize external data extensively.

In addition to the review of historical claim reporting and payment patterns, we also incorporate estimated losses relative to premium (loss ratios) by year into the analysis. The expected loss ratios are based on a review of historical loss performance, trends in frequency and severity and price level changes. The estimates are subject to judgment including consideration given to available internal and industry data, growth and policy turnover, changes in policy limits, changes in underlying policy provisions, changes in legal and regulatory interpretations of policy provisions and changes in reinsurance structure.

We use historical development patterns, expected loss ratios and standard actuarial methods to derive an estimate of the ultimate level of loss and LAE payments necessary to settle all the claims occurring as of the end of the evaluation period. Once an estimate of the ultimate level of claim payments has been derived, the amount of paid loss and LAE and case reserve through the evaluation date is subtracted to reveal the resulting IBNR.

Our reserve processes include multiple standard actuarial methods for determining estimates of IBNR reserves. Other supplementary methodologies are incorporated as necessary. Mass tort and latent liabilities are examples of exposures where supplementary methodologies are used. Each method produces an estimate of ultimate loss by accident year. We review all of these various estimates and the actuaries assign weights to each based on the characteristics of the product being reviewed.

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

Paid Loss Development — Historical payment patterns for prior claims are used to estimate future payment patterns for current claims.  These patterns are applied to current payments by accident year to yield an expected ultimate loss.

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

For our long- and medium-tail products, the BF methods are typically given the most weight for the first 36 months of evaluation.  These methods are also predominant for the first 12 months of evaluation for short-tail lines.  Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed but place significant reliance on the expected stage of development.

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

Our estimates of ultimate loss and LAE reserves are subject to change as additional data emerges. This could occur as a result of change in loss development patterns, a revision in expected loss ratios, the emergence of exceptional loss activity, a change in weightings between actuarial methods, the addition of new actuarial methodologies, new information that merits inclusion, or the emergence of internal variables or external factors that would alter our view.

There is uncertainty in the estimates of ultimate losses. Significant risk factors to the reserve estimate include, but are not limited to, unforeseen or unquantifiable changes in:

•          Loss payment patterns,

•          Loss reporting patterns,

•          Frequency and severity trends,

•          Underlying policy terms and conditions,

•          Business or exposure mix,

•          Operational or internal processes affecting the timing of loss and LAE transactions,

•          Regulatory and legal environment, and/or

•          Economic environment.

Our actuaries engage in discussions with senior management, underwriting and the claim department on a regular basis to attempt to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with uncertainty. Different experts will choose different assumptions, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by various qualified experts may differ significantly from each other. We consider this uncertainty by examining our historic reserve accuracy and through an internal peer review process.

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

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting an indicated point estimate of the IBNR loss reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated point estimate. A review of the resulting variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place. Quarterly, we also consider the most recent actual loss emergence compared to the expected loss emergence derived using the last full loss and ALAE analyses. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

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

Actuarial methods attempt to quantify future events. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent. Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language for mold and construction defect, and debates over wind versus flood as the cause of loss from major hurricane events.

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial point estimate. Most of our variance between the carried reserve and the actuarial point estimate is in the most recent accident years for our casualty segment, where the most significant estimation risks reside. These estimation risks are considered when setting the initial loss ratios. In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods. It is also possible that the risks materialize above the amount we considered when booking our initial loss reserves. In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

Our best estimate of loss and LAE reserves may change as a result of a revision in the actuarial point estimate, the actuary’s certainty in the estimates and processes and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and refine them by adopting industry best practices where appropriate. A detailed, ground-up analysis of the actuarial estimation risks associated with each of our products and segments, including an assessment of industry information, is performed annually.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of December 31, 2010.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product.  They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses.  If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions.  We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method.  The impact will be much greater and more leveraged for products with longer emergence patterns.  Our general liability product is an example of a product with a relatively long emergence pattern.  We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters.   We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. In particular, our actual general liability loss emergence in 2009 was very favorable and in 2010 our emergence for all products combined excluding general liability was favorable by more than 30%. The numbers below are the resulting change in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2010, as a result of the change in the parameter shown.  These parameters were applied to a general liability net reserve balance of $391.0 million at December 31, 2010.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(11.6)	$11.6

+/-10% change in expected emergence patterns	$(9.5)	$9.2

+/-30% change in actual loss emergence over a calendar year	$(26.6)	$26.6

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(46.5)	$48.4

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

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2010 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($82 million) favorable to 3 percent ($25 million) unfavorable.

Historical Loss and LAE Development

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2010, 2009 and 2008.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Unpaid losses and LAE at beginning of year:

Gross	$1,146,460	$1,159,311	$1,192,178
Ceded	(336,392)	(350,284)	(417,250)
Net	$810,068	$809,027	$774,928
Increase (decrease) in incurred losses and LAE:
Current accident year	$284,575	$269,965	$309,512
Prior accident years	(83,243)	(66,577)	(62,338)
Total incurred	$201,332	$203,388	$247,174

Loss and LAE payments for claims incurred:
Current accident year	$(43,945)	$(41,890)	$(51,599)
Prior accident years	(147,675)	(160,457)	(161,476)
Total paid	$(191,620)	$(202,347)	$(213,075)

Net unpaid losses and LAE at end of year	$819,780	$810,068	$809,027

Unpaid losses and LAE at end of year:
Gross	$1,173,943	$1,146,460	$1,159,311
Ceded	(354,163)	(336,392)	(350,284)
Net	$819,780	$810,068	$809,027

The deviations from our initial reserve estimates appeared as changes in our ultimate loss estimates as we updated those estimates through our reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set of claims are settled. As a relatively small insurer, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of experience directly available to us and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The table below summarizes our prior accident years’ loss reserve development by segment for 2010, 2009 and 2008:

(in thousands)	2010	2009	2008
(Favorable)/Unfavorable reserve development by segment
Casualty	$(65,283)	$(65,523)	$(50,562)
Property	(8,271)	3,434	(6,646)
Surety	(9,689)	(4,488)	(5,130)
Total	$(83,243)	$(66,577)	$(62,338)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2010.  During 2010, we experienced favorable loss emergence from prior years’ reserve estimates across all of our segments. For our casualty segment, we experienced $65.3 million of favorable development, predominantly from the accident years 2006 through 2008. In retrospect, the expected loss ratios initially used to establish carried reserves for these accident years proved to be higher than required, which resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that continued to be considerably less than we expect over the long term. This was particularly true for our personal umbrella, transportation and executive products which experienced favorable loss development of $17.7 million, $11.6 million and $9.1 million, respectively. We also saw favorable loss emergence across most of our other casualty business including our commercial umbrella, program and general liability products. The experience on program business was a reversal compared to our experience in recent years. The contribution from general liability was much smaller than in previous years because of adverse experience on owner, landlord and tenant (non-construction) classes. This affected development on accident year 2009 in particular. In addition, we realized favorable development from some runoff casualty business including environmental and asbestos exposures. This was enhanced by successful reinsurance recovery efforts.

Our property segment realized $8.3 million of favorable loss development in 2010. Most of the development came from accident years 2009 and 2008. Marine business was the primary driver of the favorable development accounting for $4.6 million. The corrective actions taken in 2009 had a positive impact on 2010 results, particularly in the hull, protection & indemnity and marine liability products. Nearly every other property product experienced favorable development with the difference in conditions, assumed facultative reinsurance and runoff construction products having the most favorable results.

The surety segment experienced $9.7 million of favorable emergence in 2010. Accident year 2009 produced nearly all of the favorable development. The contract and commercial surety products were responsible for the majority of the favorable development, contributing $5.4 million and $3.7 million, respectively. We have been monitoring these products closely for signs of adverse experience caused by the condition of the economy over the last few years. To date, the impact has been much less than we thought likely and this is largely responsible for the favorable development.

2009.  During 2009, we experienced favorable loss emergence from prior years’ reserve estimates across our casualty and surety segments, which were partially offset by unfavorable loss emergence in our property segment. For our casualty segment, we experienced $65.5 million of favorable development, predominantly from the accident years 2003 through 2008. In retrospect, the expected loss ratios initially used to set booked reserves for these accident years proved to be conservative, which resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that were considerably less than we would expect over the long term. This was particularly true for our general liability, personal umbrella and transportation products, which experienced favorable loss development of $38.2 million, $11.2 million and $10.1 million, respectively. The construction class was the largest contributor to the favorable emergence in the general liability product. We also saw favorable loss emergence across almost all of our other casualty products including our commercial umbrella products and executive products group. Offsetting this favorable trend, our program business experienced $4.5 million of unfavorable prior years’ loss development during the year, almost all in the 2008 accident year. We re-underwrote and downsized this product offering during 2009. We also realized $5.2 million of unfavorable development from some runoff casualty business from accident year 1987 related to environmental and asbestos exposures and the resulting changes in collectibility estimates.

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

The following table presents the development of our balance sheet reserves from 2000 through 2010. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2010. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

Adverse loss and LAE reserve development can be observed in the table for years ending 2000-2002 on a net basis, and 2000-2003 on a gross basis.  This development is related to unexpectedly large increases in loss frequency and severity and unquantifiable expansion of policy terms and conditions that took place in accident years 1997-2001 for our casualty segment.  These causes widely impacted the property and casualty insurance industry during this time as soft market conditions were prevalent.  These factors, combined with our rapid growth during 1999-2002, caused significant estimation risk, and thus had a related impact on our reserve liabilities for those years.

As the table displays, variations exist between our cumulative loss experience on a gross and net basis, due to the application of reinsurance. On certain products, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance).  These differences in retention can cause a significant (leveraged) difference between loss reserve development on a net and gross basis.   Additionally, the relationship of our gross to net retention changes over time. For example, we changed underwriting criteria to increase gross retentions (gross policy limits) on certain products written in 1999 through 2001, while leaving net retention unchanged. These products contained gross policy limits of up to $50.0 million, while the relating net retention remained at $0.5 million. Loss severity on certain of these products exceeded original expectations. As shown in the table that follows, on a re-estimated basis, this poor loss experience resulted in significant indicated gross deficiencies, with substantially less deficiency indicated on a net basis, as many losses were initially recorded at their full net retention. In 2002, we reduced our gross policy limits on many of these products to $15.0 million, while net retention increased to $1.0 million. As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
(Dollars in thousands)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	& Prior
Net Liability for unpaid losses and Settlement expenses at end of the year	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780
Paid cumulative as of:
One year later	92,788	98,953	94,465	129,899	137,870	154,446	162,448	161,484	160,460	147,677
Two years later	155,790	159,501	182,742	212,166	239,734	270,210	275,322	267,453	269,740
Three years later	192,630	211,075	234,231	273,019	324,284	353,793	348,018	343,777
Four years later	222,870	238,972	269,446	322,050	378,417	399,811	394,812
Five years later	237,464	260,618	300,238	357,239	406,002	431,959
Six years later	250,092	281,775	321,841	373,122	425,186
Seven years later	261,612	295,663	331,092	387,506
Eight years later	272,692	302,293	343,080
Nine years later	277,291	313,596
Ten years later	287,313
Liability re-estimated as of:
One year later	309,021	340,775	393,347	520,576	605,946	695,254	687,927	712,590	742,451	726,825
Two years later	301,172	335,772	394,297	485,146	577,709	636,356	637,117	658,109	655,838
Three years later	314,401	344,668	397,772	478,113	566,181	599,420	601,939	605,111
Four years later	319,923	355,997	409,597	490,022	549,795	576,319	569,806
Five years later	323,698	359,161	424,809	483,575	536,803	556,836
Six years later	323,642	377,264	422,027	479,049	525,321
Seven years later	340,498	379,229	422,137	473,251
Eight years later	342,024	380,904	420,722
Nine years later	346,009	380,729
Ten years later	348,143
Net cumulative redundancy (deficiency)	$(48,089)	$(53,479)	$(28,770)	$58,142	$143,098	$181,821	$223,300	$169,817	$153,189	$83,243

Gross liability	$539,750	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943
Reinsurance recoverable	(239,696)	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)
Net liability	$300,054	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780

Gross re-estimated liability	$786,455	$808,371	$896,118	$931,132	$961,954	$1,015,218	$923,987	$952,517	$997,219	$1,078,411
Re-estimated recoverable	(438,312)	(427,642)	(475,396)	(457,881)	(436,633)	(458,382)	(354,181)	(347,406)	(341,381)	(351,586)
Net re-estimated liability	$348,143	$380,729	$420,722	$473,251	$525,321	$556,836	$569,806	$605,111	$655,838	$726,825
Gross cumulative redundancy (deficiency)	$(246,705)	$(203,866)	$(163,280)	$(27,691)	$170,645	$316,648	$394,790	$239,661	$162,092	$68,049

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

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Statutory net premiums written	$485,140	$469,916	$513,456	$538,763	$551,536
Policyholders’ surplus	732,379	784,161	678,041	752,004	746,905
Ratio	0.7 to 1	0.6 to 1	0.8 to 1	0.7 to 1	0.7 to 1

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

	Year Ended December 31,
GAAP	2010	2009	2008	2007	2006

Loss ratio	40.8	41.3	46.7	35.1	48.4

Expense ratio	39.9	41.0	37.5	36.3	35.7

Combined ratio	80.7	82.3	84.2	71.4	84.1

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

	Year Ended December 31,
Statutory	2010		2009		2008		2007		2006

Loss ratio	40.8		41.3		46.7		35.1		48.4

Expense ratio	40.6		42.6		39.0		38.2		35.6

Combined ratio	81.4		83.9		85.7		73.3		84.0

Industry combined ratio	99.7	(1)	101.1	(2)	105.1	(2)	95.5	(2)	92.5	(2)

(1)                                  Source:  Insurance Information Institute.  Estimated for the year ended December 31, 2010.

(2)                                  Source:  A.M. Best Aggregate & Averages — Property-Casualty (2010 Edition) statutory basis.

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

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs).  As disclosed in our 2010 Financial Report to Shareholders, attached as Exhibit 13, we determined the fair values of certain financial instruments based on the fair value hierarchy.

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

Corporate, Government and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use) benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread (OAS) and is a multidimensional relational model. All bonds valued using these techniques are classified as Level 2. All Corporate, Government and Municipal securities were deemed Level 2.

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Structured Securities: The pricing vendor evaluation methodology includes interest rate movements, new issue data and other pertinent data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an

OAS model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity.  MBS/CMO and Structured Securities with corroborated, observable inputs are classified as Level 2.  All of our MBS/CMO and structured securities are deemed Level 2.

Common Stock: Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).  All of our common stock holdings are deemed Level 1.

Assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 are summarized below:

	As of December 31, 2010
($ in 000s)	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$15	$—	$15
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$15	$—	$15
Available-for-sale securities
Agencies	$—	$102,213	$—	$102,213
Corporates	—	472,933	—	472,933
Mortgage-backed	—	254,141	—	254,141
ABS/CMO*	—	49,915	—	49,915
Treasuries	—	15,824	—	15,824
Municipals	—	237,038	—	237,038
Equity	321,897	—	—	321,897
Total available-for-sale securities	$321,897	$1,132,064	$—	$1,453,961
Total	$321,897	$1,132,079	$—	$1,453,976

	As of December 31, 2009
($ in 000s)	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$102	$—	$102
Mortgage-backed	—	18	—	18
ABS/CMO*	—	674	—	674
Treasuries	—	147	—	147
Total trading securities	$—	$941	$—	$941
Available-for-sale securities
Agencies	$—	$134,832	$—	$134,832
Corporates	—	438,289	—	438,289
Mortgage-backed	—	241,584	—	241,584
ABS/CMO*	—	50,160	—	50,160
Treasuries**	—	6,616	—	6,616
Municipals	—	402,037	—	402,037
Equity	262,693	—	—	262,693
Total available-for-sale securities	$262,693	$1,273,518	$—	$1,536,211
Total	$262,693	$1,274,459	$—	$1,537,152

*Asset-backed & collateralized mortgage obligations

**Includes U.S. and Non-U.S. Government treasuries in 2009

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010 and 2009.  Additionally, there were no securities transferred in or out of levels 1 or 2.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment (OTTI).  If this review suggests that a decline in fair value is other-than-temporary based upon many factors, including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings. During 2010, we did not record any impairment losses.  In 2009, we recorded impairment losses totaling $45.3 million.  Pursuant to the adoption of ASC 320-10-65, all impairments of fixed income securities were recorded through earnings due to our intent to sell the securities.

The fixed income portfolio contained 153 securities at a loss as of December 31, 2010. Of these 153 securities, two have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.1 million in unrealized losses. The fixed income unrealized losses can be primarily attributed to rising interest rates during the final three months of 2010 and are not credit-specific issues. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented.

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

•                  The discontinuance of a segment of the business that may affect the future earnings potential,

•                  Reduction or elimination of dividends,

•                  Specific concerns related to the issuer’s industry or geographic area of operation,

•                  Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

•                  Downgrades in credit quality by a major rating agency.

As of December 31, 2010, we held two common stocks that were in unrealized loss positions. The total unrealized loss on these securities was $0.3 million.  Of these two common stocks, neither has been in an unrealized loss position for 12 consecutive months or longer.  We specifically review equity securities with unrealized losses 12 months or longer in duration as to the financial condition and future prospects of the issuers and the price volatility of the equity securities themselves.

Fixed Income Securities

As of December 31, 2010, our fixed income portfolio had the following rating distributions:

FAIR VALUE

	AAA	AA	A	BBB	No Rating	Fair Value
Bonds:
Corporate - financial	$—	$25,276	$93,744	$10,923	$6,055	$135,998
All other corporate	—	14,684	160,245	97,161	—	272,090
Financials - private placements	—	14,563	20,243	7,448	—	42,254
All other corporates - private placements	9,875	3,304	18,034	6,353	—	37,566
U.S. govt. agency (GSE)	400,112	—	251	—	—	400,363
Non-U.S. govt. agency	—	—	—	—	—
Tax-exempt municipal securities	63,964	166,227	9,497	3,433	—	243,121
Structured:
GSE - RMBS	$254,156	$—	$—	$—	$—	$254,156
Non-GSE RMBS - prime	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—
ABS - home equity	—	—	—	—	—	—
ABS - credit cards	—	—	—	—	—	—
ABS - auto loans	—	—	—	—	—	—
All other ABS	9,704	—	—	—	—	9,704
CMBS	40,211	—	—	—	—	40,211
CDOs/CLOs	—	—	—	—	—	—
	$778,022	$224,054	$302,014	$125,318	$6,055	$1,435,463

Our fixed income portfolio comprised 80 percent of our total 2010 and 2009 portfolios.  As of December 31, 2010, the carrying value of our fixed income portfolio consisted of 54 percent AAA-rated securities, 16 percent AA-rated securities, 21 percent A-rated securities and 9 percent BBB-rated securities.

As of December 31, 2010, the duration of the fixed income portfolio was 4.6 years and remained diversified with investments in treasury, government sponsored agency, corporate, municipal, mortgage- backed and asset-backed securities.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities and we believe it is probable that we will receive all contractual or estimated cash flows based on our analysis of previously disclosed factors.  In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management.

Our MBS portfolio is comprised of residential MBS investments. As of December 31, 2010, MBS investments totaled $254.2 million (18 percent) of the fixed income portfolio compared to $241.6 million (16 percent) as of December 31, 2009.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes CMOs and mortgage-backed pass-through securities. A mortgage pass-through is a security consisting of a pool of residential mortgage loans. All payments of principal and interest are passed through to investors each month. A CMO is a mortgage-backed security with a fixed maturity. This can eliminate the risks associated with prepayment because each security is divided into maturity classes that are paid off in order. Our MBS portfolio does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

Our asset-backed securities (ABS) portfolio is comprised of rate reduction utility bonds. As of December 31, 2010, ABS/CMBS (commercial mortgage-backed securities) investments were $49.9 million (3 percent) of the fixed income portfolio, compared to $50.8 million (3 percent) as of December 31, 2009. CMBS made up $40.2 million (81 percent) of the ABS/CMBS portfolio at December 31, 2010, compared to $38.2 million (75 percent) at December 31, 2009.  The entire ABS/CMBS portfolio was rated AAA as of December 31, 2010.

We do not own any subprime mortgages, credit card asset-backed securities, or auto loan asset backed securities as of December 31, 2010.

As of December 31, 2010, the municipal bond component of the fixed income portfolio decreased $170.1 million, to $243.1 million and comprised 17 percent of our total fixed income portfolio, versus 28 percent of the fixed income portfolio at year-end 2009. We reduced our overall exposure to municipal bonds given concerns over the financial conditions of states and local municipalities.

We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after tax yield.  If financial conditions for municipal securities improve and we are being adequately compensated for the risk, we will increase our asset allocation to this class.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation, colleges and universities.

As of December 31, 2010, approximately 63 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 37 percent were revenue fixed income.  Ninety-five percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better.

As of December 31, 2010, our corporate debt portfolio totaled $487.9 million (34 percent) of the fixed income portfolio compared to $438.4 million (30 percent) as of December 31, 2009.  The corporate debt portfolio has an overall quality rating of single A, diversified amongst 164 issuers, with no single issuer greater than $14 million or 1% of invested assets.

We believe corporate debt investments add diversification and additional yield to our portfolio. With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program.  We believe it is probable that the securities in our portfolio will continue to receive contractual payments in the form of principal and interest.

As of December 31, 2010, our GSE or Agency debt portfolio totaled $384.5 million (27 percent) of the fixed income portfolio, compared to $332.7 million (22 percent) as of December 31, 2009. GSE securities carry no explicit government guarantee of creditworthiness, but are considered high quality partly due to an “implicit guarantee” that the government would not allow such important institutions to fail or default on debt. The GSE debt portfolio has an overall quality rating of AAA.

During 2010, we allocated the majority of available cash flows to the purchase of fixed income securities. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2010, 91 percent of the fixed income portfolio was rated A or better and 70 percent was rated AA or better.

We currently classify 21 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (79 percent) or trading (less than 1 percent) and are carried at fair value. As of December 31, 2010, we maintained $1.1 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2010, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value
2011	27,525	27,591	27,861	27,777
2012	14,410	14,664	15,299	15,172
2013	15,065	15,103	16,312	15,968
2014	37,833	38,430	40,853	40,853
2015	72,200	72,737	75,670	75,571
2016	33,205	34,261	36,574	36,574
2017	50,435	51,737	56,180	56,180
2018	74,664	77,224	83,237	83,237
2019	121,405	126,004	131,725	131,725
2020	173,830	176,591	177,602	177,785
2021	43,192	45,332	45,622	45,623
2022	57,215	58,316	58,415	58,793
2023	36,990	38,626	38,494	38,597
2024	16,661	17,411	17,378	17,378
2025	289,503	289,180	281,734	287,698
2026	12,800	13,381	12,733	12,733
2027	4,600	4,752	4,775	4,775
2028	0	0	0	0
2029	0	0	0	0
2030	8,000	7,963	8,040	7,939
2031	0	0	0	0
2032	0	0	0	0
2033	3,000	2,966	2,888	2,888
2034	0	0	0	0
2035	0	0	0	0
2036	0	0	0	0
2037	0	0	0	0
2038	0	0	0	0
2039	0	0	0	0
2040	0	0	0	0
2041	0	0	0	0
2042	0	0	0	0
2043	0	0	0	0
2044	0	0	0	0
2045	0	0	0	0
2046	0	0	0	0
2047	0	0	0	0
2048	0	0	0	0
2049	0	0	0	0
2050	0	0	0	0
2051	0	0	0	0
2052	0	0	0	0
Total excluding Mtge/ABS/CMO*	$1,092,533	$1,112,269	$1,131,392	$1,137,266
Mtge/ABS/CMO*	$287,103	$290,871	$304,071	$304,071
Grand Total	$1,379,636	$1,403,140	$1,435,463	$1,441,337

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Equity Securities

At December 31, 2010, our equity securities were valued at $321.9 million, an increase of $59.2 million from the $262.7 million held at the end of 2009. During 2010, the pretax change in unrealized gains on equity securities was $23.8 million. Equity securities represented 18 percent of cash and invested assets at the end of 2010, an increase from 14 percent at year-end 2009.  As of the year-end 2010, total equity investments held represented 41 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with an overall dividend yield that exceeds the S&P 500.  In addition, we have investments in four Exchange Traded Funds (ETFs).  Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes.  We did not record any impairment losses in 2010. In 2009, we recorded impairment losses of $40.7 million on our equity securities.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2010, including fair value, cost basis and unrealized gains and losses:

				Net
	Cost	12/31/2010	% of Total	Unrealized
(in thousands)	Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$15,414	$21,158	6.6%	$5,744
Consumer staples	12,576	27,458	8.5%	14,882
Energy	10,635	23,796	7.4%	13,161
Financials	20,816	28,132	8.7%	7,316
Healthcare	5,322	13,528	4.2%	8,206
Industrials	18,040	33,921	10.5%	15,881
Information technology	18,072	28,149	8.8%	10,077
Materials	5,230	7,014	2.2%	1,784
Telecommunications	4,672	9,879	3.1%	5,207
Utilities	37,592	52,858	16.4%	15,266
ETFs	64,700	76,004	23.6%	11,304
Total	$213,069	$321,897	100%	$108,828

As of December 31, 2010, our common stock portfolio totaled $245.9 million (76 percent) of the equity portfolio compared to $228.4 million (87 percent) as of December 31, 2009.  The increase in value of our common stock portfolio in 2010 was primarily due to the strong returns in the asset class.

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

In 2010, we added the high-yield corporate bond exchange traded fund to our equity portfolio.  As of December 31, 2010, our ETF investment totaled $76.0 million (24 percent) of the equity portfolio compared to $34.3 million (13 percent) as of December 31, 2009.  The ETF investments add diversification, liquidity and increased return potential to our portfolio.

We had short-term investments and fixed income securities maturing within one year of $65.2 million at year-end 2010. This total represented 4 percent of cash and invested assets versus 7 percent the prior year.  Our short-term investments consist of money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Average Invested Assets (1)	$1,827,761	$1,755,665	$1,749,303	$1,834,009	$1,763,016
Net Investment Income (2)(3)	66,799	67,346	78,986	78,901	71,325
Net Realized Gains/(Losses) (3)	23,243	(12,755)	(46,738)	28,966	31,045
Change in Unrealized Appreciation/(Depreciation) (3)(4)	28,695	95,281	(123,607)	(14,650)	34,395
Annualized Return on Average Invested Assets	6.5%	8.5%	-5.2%	5.1%	7.8%

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was passed in 2010 as a response to the economic recession in the late 2000s and represents significant change and increase in regulation of the American financial services industry. Dodd-Frank changes the existing regulatory structures of banking and other financial institutions, including creating a host of new agencies (while merging and removing others), increasing oversight of financial institutions and specialized oversight of institutions regarded as presenting a systemic risk, protecting consumers and investors, promoting transparency and accountability at financial institutions, enhancing regulation of capital markets, and a variety of additional changes affecting the overall regulation and operation of financial services businesses in America. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies. In addition, Dodd-Frank contains insurance industry-specific provisions, including establishment of the Federal Office of Insurance (FOI) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FOI, part of the U.S. Dept. of Treasury, will have limited authority and no direct regulatory authority over the business of insurance. FOI’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data, and representation of the U.S. with international insurance regulators. Many aspects of Dodd-Frank will be implemented over time by various federal agencies, including bank regulatory agencies and the Securities and Exchange Commission (SEC).

As a public company with insurance company subsidiaries, several aspects of Dodd-Frank apply to our company. Specifically, provisions affecting executive compensation, corporate governance for public companies and those addressing the insurance industry will affect us. Accordingly, we will monitor, implement and comply with all Dodd-Frank related changes to our regulatory environment.

Terrorism Insurance

The federal Terrorism Risk Insurance Act of 2002 (TRIA) provides for a federal backstop for terrorism losses as defined by the act and certified by the Secretary of the Treasury in concurrence with the Secretary of State and the U.S. Attorney General. Under TRIA, coverage provided for losses caused by acts of foreign or domestic terrorism is partially reimbursed by the United States under a formula whereby the government pays 85 percent of covered terrorism losses exceeding a prescribed deductible to the insurance company providing the coverage. The deductible is 20 percent of gross earned premium net of a few excludable lines and the federal coverage is limited to $100 billion. Coverage under the act must be made available to policyholders, with certain specified exceptions, in commercial property and casualty policies.

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation and instead is regulated principally at the state level. However, federal insurance legislation of various types is regularly proposed in Congress. In 2010, several bills were introduced in Congress that would impact and regulate various aspects of the insurance industry. Several of those bills were consolidated into Dodd-Frank which became law in 2010. Dodd-Frank is summarized above, including the elements that affect the insurance industry and insurance companies such as ours. Implementation of the insurance-specific aspects of Dodd-Frank is expected to take a year or more, including passage of enabling regulations and legislation at the state level. We will continue to monitor, implement and comply with all insurance-specific aspects of Dodd-Frank. We expect the intended reduction of state regulation of surplus lines insurance to positively affect our company, although the benefits may not be realized immediately. However, we cannot predict whether any such legislation will have an impact on our company. We will continue to monitor all federal insurance legislation.

Licenses and Trademarks

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services.  We have a two-year software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes, which renewed effective February 1, 2010. RLI Ins. has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements in the ordinary course of business.

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

Employees

As of December 31, 2010, we employed a total of 734 associates. Of the 734 total associates, 64 were part-time and 670 were full-time.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

• Competitive pressures impacting our ability to retain business at an adequate rate. In particular, our ability to renew larger assumed reinsurance treaties such as our crop reinsurance business;

• Rising levels of loss costs that we cannot anticipate at the time we price our coverages;

• Volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or significant price changes of the commodities we insure;

• Changes in the level of private and government-related reinsurance capacity;

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

• Loss emergence and cedant reporting patterns;

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

As is typical in our industry, we face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation.  We are party to a variety of litigation matters throughout the year.  Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations in the period in which the outcome occurs.  And, as described above, even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

We invest the premiums we receive from customers until they are needed to pay policyholder claims or until they are recognized as profits. At December 31, 2010, our investment portfolio consisted of $1.4 billion in fixed income securities, $321.9 million in equity securities and $39.8 million in short-term investments. For the 12 months ended December 31, 2010, we experienced a $24.7 million pre-tax unrealized gain on our investment portfolio. For the fiscal year ended December 31, 2009, we experienced $91.8 million in pre-tax unrealized gains on our investment portfolio. The 2010 gains were due to the strong performance of the equity market. The 2009 gains were due to an improved corporate debt market and the broad equity market recovery. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

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

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2010. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley Insurance Company and RLI Indemnity Company (RLI Group). Standard and Poor’s reaffirmed our “A+, Strong” rating for the group.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Group.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois, where we are based, as a public company we are also subject to the regulations of the U. S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters.  We are also subject to the corporation laws of Illinois, where we and each of our three insurance company subsidiaries are incorporated.  At the federal level, we are subject to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, each of which regulate corporate governance and other areas.  We monitor these laws, regulations and rules on an ongoing basis to ensure compliance, and make appropriate changes as necessary.  Implementing such changes may require adjustments to our business methods, increase our costs and other changes that could cause us to be less competitive in our industry.

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

RLI Corp. is the holding company for our three principal insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year or their net income for the 12-month period ending December 31 of the preceding year. These levels may be exceeded in some cases with prior approval from the Illinois Department of Insurance.  The maximum dividend distribution that can be paid by RLI Ins. during 2011 without prior insurance department approval is $129.3 million which represents RLI Ins.’s 2010 net income. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses. During 2010, RLI Ins. paid total dividends of $208.0 million to RLI Corp.  Of that amount, $150.0 million was paid as an extraordinary dividend after seeking and receiving approval from the Illinois regulatory authorities and was in connection with a special dividend of $146.7 million paid to shareholders by RLI Corp. in 2010.

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

Our ability to grow our business depends in part on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model.  New product launches as well as business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs.  If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow organically and profitably will be impaired.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We own six commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 20.6 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Ins. and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as storage for furniture and equipment and for office space.  The final structure is a 15,000 square foot office building, of which 10,000 square feet is leased. None of the buildings are dedicated exclusively to one of our segments.  We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

Most of our branch offices and other company operations lease office space throughout the country.

Item 3.  Legal Proceedings

We are party to numerous claims, losses and litigation that arise in the normal course of our business. Many of such claims, losses or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Refer to the Investor Information on page 70 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein for information on the market on which our common stock is traded, holders of our common stock and dividends.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)           Not applicable.

(c)          Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007.  On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  In the second quarter of 2010, we completed our $200 million share repurchase program.  On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program.  For the year, we repurchased 438,783 shares at an average cost of $54.37 per share ($23.9 million).  We have $94.1 million of remaining capacity from the repurchase program.  The transactions occurred pursuant to open market purchases.  The repurchase program may be suspended or discontinued at any time without prior notice.  There were no repurchases during the fourth quarter of 2010.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 66 through 67 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 32 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation and other-than-temporary impairment, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. A detailed discussion of these critical accounting policies can be found on pages 8 through 13 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on page 7 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 32 of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 33 through 65, and on page 71, of the 2010 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statement Schedules on page 50).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 63 of the 2010 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statement Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 61-62.

(b)           Exhibits.  See Exhibit Index on pages 61-62.

(c)           Financial Statement Schedules.  The schedules included on attached pages 52 through 60 as required by Regulation S-X are excluded from the Company’s 2010 Financial Report to Shareholders.  See Index to Financial Statement Schedules on page 50.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2010 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Joseph E. Dondanville
Joseph E. Dondanville
Senior Vice President, Chief Financial Officer

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, President, CEO
(Principal Executive Officer)

Date:	February 25, 2011

By	/s/Joseph E. Dondanville
Joseph E. Dondanville, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 25, 2011

By:	/s/Gerald D. Stephens
Gerald D. Stephens, Director

Date	February 25, 2011

By:	/s/Kaj Ahlmann
Kaj Ahlmann, Director

Date:	February 25, 2011

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 25, 2011

By:	/s/John T. Baily
John T. Baily, Director

Date:	February 25, 2011

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date:	February 25, 2011

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date	February 25, 2011

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 25, 2011

By:	/s/F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 25, 2011

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 25, 2011

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 25, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Reference (Page)

Data Submitted Herewith:

Report of Independent Registered Public Accounting Firm		51

Schedules:

I.	Summary of Investments - Other than Investments in Related Parties at December 31, 2010.	52

II.	Condensed Financial Information of Registrant, as of and for the three years ended December 31, 2010.	53-55

III.	Supplementary Insurance Information, as of and for the three years ended December 31, 2010.	56-57

IV.	Reinsurance for the three years ended December 31, 2010.	58

V.	Valuation and Qualifying Accounts for the three years ended December 31, 2010.	59

VI.	Supplementary Information Concerning Property-Casualty Insurance Operations for the three years ended December 31, 2010.	60

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the 2010 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2010.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 25, 2011

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2010

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$15,771	$15,824	$15,824
Non U.S. Government
U.S. Agencies	103,133	102,213	102,213
Mtge/ABS/CMO*	290,858	304,056	304,056
Corporate	449,651	472,933	472,933
States, political subdivisions, and revenues	234,456	237,038	237,038
Total available-for-sale	$1,093,869	$1,132,064	$1,132,064

Held-to-maturity
U.S. Government	$15,000	$14,975	$15,000
U.S. Agencies	288,407	282,326	288,407
State, political subdivisions, and revenues	5,851	6,083	5,851
Total held-to-maturity	$309,258	$303,384	$309,258

Trading
U.S. Government	$—	$—	$—
U.S. Agencies	—	—	—
Mtge/ABS/CMO*	13	15	15
Corporate	—	—	—
States, political subdivisions, and revenues	—	—	—
Total trading	$13	$15	$15

Total fixed maturities	$1,403,140	$1,435,463	$1,441,337

Equity securities, available-for-sale
Common stock
Public utilities	$37,592	$52,858	$52,858
Banks, trusts and insurance companies	18,727	25,227	25,227
Industrial, miscellaneous and all other	156,750	243,812	243,812
Total equity securities	$213,069	$321,897	$321,897

Short-term investments	$39,787	$39,787	$39,787

Total investments	$1,655,996	$1,797,147	$1,803,021

*Mortgage-backed, asset-backed & collaterialzed mortgage obligations.

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 51 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2010	2009
ASSETS

Cash	$26	$109
Short-term investments, at cost which approximates fair value	1,019	16,091
Investments in subsidiaries, at equity value	831,560	878,951
Investments in unconsolidated investee, at equity value	43,358	44,286
Fixed income:
Available-for-sale, at fair value (amortized cost - $30,921 in 2010 and $15,986 in 2009)	30,035	15,903
Property and equipment, at cost, net of accumulated depreciation of $2,381 in 2010 and $2,110 in 2009	4,995	5,260
Deferred debt costs	326	433
Other assets	499	497
Total assets	$911,818	$961,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$3,658	$4,767
Dividends payable	—	6,520
Income taxes payable—current	118	521
Income taxes payable—deferred	13,167	14,085
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	772	660
Total liabilities	$120,442	$129,280

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 32,317,691 shares in 2010 and 32,179,091 shares in 2009)	$32,318	$32,179
Paid in capital	215,066	207,386
Accumulated other comprehensive earnings, net of tax	95,992	77,411
Retained earnings	834,375	877,791
Deferred compensation	6,474	7,989
Treasury shares at cost (11,353,151 shares in 2010 and 10,914,368 shares in 2009)	(392,849)	(370,506)
Total shareholders’ equity	$791,376	$832,250
Total liabilities and shareholders’ equity	$911,818	$961,530

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2010	2009	2008
Net investment income	$675	$906	$1,739
Net realized investment gains (losses)	(13)	166	72
Equity in earnings of unconsolidated investees	7,101	5,052	4,844
Selling, general and administrative expenses	(7,998)	(7,941)	(6,853)
Interest expense on debt	(6,050)	(6,050)	(6,046)
Loss before income taxes	(6,285)	(7,867)	(6,244)
Income tax benefit	(8,754)	(3,590)	(5,750)
Net earnings (loss) before equity in net earnings of subsidiaries	2,469	(4,277)	(494)
Equity in net earnings of subsidiaries	124,963	98,122	79,170
Net earnings	$127,432	$93,845	$78,676
Other comprehensive loss, net of tax
Unrealized gains on securities:
Unrealized holding losses arising during the period	$(530)	$(70)	$(33)
Less: reclassification adjustment for losses (gains) included in net earnings	8	(108)	(25)
Other comprehensive loss - parent only	(522)	(178)	(58)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	19,103	62,459	(80,513)
Other comprehensive earnings (loss)	18,581	62,281	(80,571)
Comprehensive earnings (loss)	$146,013	$156,126	$(1,895)

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2010	2009	2008
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$2,469	$(4,277)	$(494)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment gains	13	(166)	(72)
Depreciation	271	271	269
Other items, net	255	572	2,823
Change in:
Affiliate balances payable	(1,109)	1,803	(4,271)
Federal income taxes	1,730	1,511	7,193
Stock option excess tax benefit	(2,732)	(444)	(4,929)
Changes in investment in unconsolidated investees:
Undistributed earnings	(7,101)	(5,052)	(4,844)
Dividends received	7,920	—	3,960
Net cash provided by (used in) operating activities	1,716	(5,782)	(365)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	(42,908)	(28,536)	(30,932)
Short-term investments, net	—	(13,425)	(4,700)
Property and equipment	(6)	—	(28)
Sale of:
Fixed income, available-for-sale	—	7,531	—
Equity securities, available-for-sale	—	—	—
Short-term investments, net	15,072	—	—
Call or maturity of:
Fixed income, available-for-sale	27,930	33,750	32,225
Cash dividends received-subsidiaries	208,000	40,000	70,000
Net cash provided by (used in) investing activities	208,088	39,320	66,565
Cash flows from financing activities
Stock option excess tax benefit	2,732	444	4,929
Proceeds from stock option exercises	5,087	4,804	(150)
Treasury shares purchased	(23,858)	(19,251)	(47,904)
Treasury shares reissued	—	5,222	—
Cash dividends paid	(193,848)	(25,023)	(22,701)
Net cash used in financing activities	(209,887)	(33,804)	(65,826)
Net (decrease) increase in cash	(83)	(266)	374
Cash at beginning of year	109	375	1
Cash at end of year	$26	$109	$375

Interest paid on outstanding debt for 2010, 2009 and 2008 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2010, 2009 and 2008

(in thousands)					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2010

Casualty segment	$25,527	$993,964	$154,987	$231,119	$178,793
Property segment	22,477	134,691	93,265	181,645	90,734
Surety segment	26,431	45,288	53,285	80,618	15,048

RLI Insurance Group	$74,435	$1,173,943	$301,537	$493,382	$284,575

Year ended December 31, 2009

Casualty segment	$27,309	$1,014,215	$166,410	$265,021	$188,229
Property segment	22,539	95,428	93,339	155,303	65,172
Surety segment	26,032	36,817	52,778	71,637	16,564

RLI Insurance Group	$75,880	$1,146,460	$312,527	$491,961	$269,965

Year ended December 31, 2008

Casualty segment	$31,685	$1,035,309	$193,984	$313,481	$220,442
Property segment	23,304	101,154	95,777	146,863	80,638
Surety segment	23,531	22,848	45,409	68,420	8,432

RLI Insurance Group	$78,520	$1,159,311	$335,170	$528,764	$309,512

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2010, 2009 and 2008

(in thousands)	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2010

Casualty segment	$(65,283)	$59,901	$19,468	$222,596
Property segment	(8,271)	53,055	12,043	179,899
Surety segment	(9,689)	45,115	7,073	82,645

RLI Insurance Group	$(83,243)	$158,071	$38,584	$485,140

Year ended December 31, 2009

Casualty segment	$(65,523)	$69,211	$21,615	$241,005
Property segment	3,434	51,886	11,551	152,889
Surety segment	(4,488)	40,923	6,602	76,022

RLI Insurance Group	$(66,577)	$162,020	$39,768	$469,916

Year ended December 31, 2008

Casualty segment	$(50,562)	$76,592	$20,501	$295,942
Property segment	(6,646)	47,491	9,568	146,089
Surety segment	(5,130)	39,237	5,138	71,425

RLI Insurance Group	$(62,338)	$163,320	$35,207	$513,456

See the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2010, 2009 and 2008

(in thousands)					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2010

Casualty	$319,477	$89,505	$1,147	$231,119	0.5%
Property	189,298	53,487	45,834	$181,645	25.2%
Surety	90,894	10,932	656	$80,618	0.8%

RLI Insurance Group Premiums earned	$599,669	$153,924	$47,637	$493,382	9.7%

2009

Casualty	$359,751	$96,093	$1,363	$265,021	0.5%
Property	199,019	54,578	10,862	$155,303	7.0%
Surety	81,264	11,691	2,064	$71,637	2.9%

RLI Insurance Group Premiums earned	$640,034	$162,362	$14,289	$491,961	2.9%

2008

Casualty	$423,996	$111,982	$1,467	$313,481	0.5%
Property	199,681	55,199	2,381	$146,863	1.6%
Surety	72,147	5,097	1,370	$68,420	2.0%

RLI Insurance Group Premiums earned	$695,824	$172,278	$5,218	$528,764	1.0%

See the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009 and 2008

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2010 Allowance for uncollectible reinsurance	$29,620	$(1,865)	$(855)	$26,900

2009 Allowance for uncollectible reinsurance	$29,211	$1,002	$(593)	$29,620

2008 Allowance for uncollectible reinsurance	$31,421	$1,416	$(3,626)	$29,211

See the accompanying report of independent registered accounting firm on page 51 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2010, 2009 and 2008

(in thousands)
	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2010	$74,435	$1,173,943	$301,537	$493,382	$66,799
2009	$75,880	$1,146,460	$312,527	$491,961	$67,346
2008	$78,520	$1,159,311	$335,170	$528,764	$78,986

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2010	$284,575	$(83,243)	$158,071	$191,620	$485,140
2009	$269,965	$(66,577)	$162,020	$202,347	$469,916
2008	$309,512	$(62,338)	$163,320	$213,075	$513,456

(1)          Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 51 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2009.

3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8-K filed November 18, 2008.

4.1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the Company’s Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.2	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637.

10.3	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.6	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.7	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.8	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

10.9	RLI Annual Incentive Compensation Plan, as amended*	Attached as Exhibit 10.9.

10.10	RLI Long-Term Incentive Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 7, 2010, File No. 333-166614.

11.0	Statement re: computation of per share earnings	Refer to the Note 1P, “Earnings per share,” on page 42 of the 2010 Financial Report to Shareholders, attached as Exhibit 13.

13.0	2010 Financial Report to Shareholders	Attached as Exhibit 13.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 63

23.1	Consent of KPMG LLP	Page 64

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 65

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 66

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 67

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 68

101	XBRL - Related Documents	Attached as Exhibit 101.