Form 10-Q
period 2011-03-31
RLI CORP
filed 2011-04-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2011, the number of shares outstanding of the registrant’s Common Stock was 21,056,305.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2011	2010

Net premiums earned	$116,051	$116,264
Net investment income	16,303	16,600
Net realized investment gains	4,472	6,463
Other-than-temporary impairment (OTTI) losses on investments	—	—
Consolidated revenue	136,826	139,327
Losses and settlement expenses	46,871	54,257
Policy acquisition costs	40,533	40,465
Insurance operating expenses	9,615	8,827
Interest expense on debt	1,512	1,512
General corporate expenses	2,005	1,717
Total expenses	100,536	106,778
Equity in earnings of unconsolidated investee	2,616	2,253
Earnings before income taxes	38,906	34,802
Income tax expense	12,445	10,581
Net earnings	$26,461	$24,221

Other comprehensive earnings, net of tax	5,248	9,275
Comprehensive earnings	$31,709	$33,496

Earnings per share:
Basic:

Basic net earnings per share	$1.26	$1.14
Basic comprehensive earnings per share	$1.51	$1.58

Diluted:

Diluted net earnings per share	$1.24	$1.13
Diluted comprehensive earnings per share	$1.49	$1.57

Weighted average number of common shares outstanding
Basic	21,025	21,176
Diluted	21,285	21,372

Cash dividends declared per common share	$0.29	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2011	2010
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,084,279	$1,132,064
Held-to-maturity, at amortized cost	299,253	309,258
Trading, at fair value	10	15
Equity securities, at fair value	335,006	321,897
Short-term investments, at cost	111,872	39,787
Total investments	1,830,420	1,803,021
Accrued investment income	12,386	14,615
Premiums and reinsurance balances receivable	101,771	107,391
Ceded unearned premium	56,670	62,631
Reinsurance balances recoverable on unpaid losses	348,082	354,163
Deferred policy acquisition costs	72,744	74,435
Property and equipment	18,689	18,370
Investment in unconsolidated investees	46,368	43,358
Goodwill	26,214	26,214
Other assets	9,586	10,394
TOTAL ASSETS	$2,522,930	$2,514,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,173,849	$1,173,943
Unearned premiums	292,159	301,537
Reinsurance balances payable	18,137	23,851
Income taxes-deferred	37,121	33,930
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	27,182	42,436
Other liabilities	54,622	47,519
TOTAL LIABILITIES	$1,703,070	$1,723,216

Shareholders’ Equity
Common stock ($1 par value)
(32,408,296 shares issued at 3/31/11)
(32,317,691 shares issued at 12/31/10)	32,408	32,318
Paid-in capital	217,855	215,066
Accumulated other comprehensive earnings	101,240	95,992
Retained earnings	854,732	834,375
Deferred compensation	8,376	6,474
Less: Treasury shares at cost
(11,353,151 shares at 3/31/11)
(11,353,151 shares at 12/31/10)	(394,751)	(392,849)
TOTAL SHAREHOLDERS’ EQUITY	819,860	791,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,522,930	$2,514,592

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2011	2010

Net cash provided by (used in) operating activities	$17,938	$(2,448)
Cash Flows from Investing Activities
Investments purchased	(60,240)	(168,823)
Investments sold	76,360	102,442
Investments called or matured	39,787	134,015
Net change in short-term investments	(69,590)	(48,847)
Net property and equipment purchased	(1,030)	(402)
Net cash (used in) provided by investing activities	$(14,713)	$18,385

Cash Flows from Financing Activities
Cash dividends paid	$(6,104)	$(5,954)
Stock option plan share issuance	918	370
Excess tax benefit from exercise of stock options	1,961	941
Treasury shares purchased	—	(11,294)
Net cash used in financing activities	$(3,225)	$(15,937)

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at March 31	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2011 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. Certain reclassifications were made to the prior year’s financial statements to conform to the classifications used in the current year. Specifically, the fidelity division was reclassified to the casualty segment from the surety segment.  See further discussion regarding the reclassification in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information.”  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.    ADOPTED ACCOUNTING STANDARDS

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations

This Accounting Standards Update (ASU) specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

We adopted ASU 2010-29 on January 1, 2011.  We are currently assessing the impact of adoption on our disclosures for our pending acquisition of Contractors Bonding and Insurance Company (CBIC).  See further discussion on the acquisition in note 6 to the unaudited condensed consolidated interim financial statements, “Subsequent Event.”

ASU 2010-28, Intangibles — Goodwill and Other (Topic 350), When to Perform Step Two of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

The amendments in this ASU modify Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

Upon adoption of this ASU, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform Step Two of the goodwill impairment test if it is more-likely-than-not that goodwill is impaired as of the date of adoption. Any resulting goodwill impairment should be presented as a cumulative-effect adjustment to beginning retained earnings of the period of adoption reflecting a change in accounting principle. No additional recurring disclosures are included as a result of this ASU.

We adopted ASU 2010-28 on January 1, 2011.  The adoption did not have an impact on our financial statements as the carrying value of the reporting unit related to our goodwill is positive and there have been no triggering events that would suggest possible impairment.

C.    PROSPECTIVE ACCOUNTING STANDARDS

ASU 2010-26, Financial Services — Insurance (Topic 944):  Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Accounting guidance for deferred acquisition costs incurred by insurance entities changed under the ASU and was designed to eliminate inconsistent industry practices. The ASU requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts in order to be capitalized as deferred acquisition costs.

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

The new guidance limits the capitalization of contract acquisition costs to successful acquisition of insurance contracts in these four components:

a.             Incremental direct costs of contract acquisition;

b.             The portion of the employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing any of the following acquisition activities for a contract that actually has been acquired:

•      Underwriting,

•      Policy issuance and processing,

•      Medical and inspection, and

•      Sales force contract selling;

c.             Other costs related directly to the insurers’ acquisition activities in (b) that would not have been incurred by the insurance entity had the acquisition contract transaction(s) not occurred; and

d.             Advertising costs that meet the capitalization criteria.

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

We are assessing our estimate of the impact of adopting the ASU on our financial statements.

D.    INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  Goodwill, which relates to our surety segment, is listed separately on the balance sheet and totaled $26.2 million at March 31, 2011 and December 31, 2010.  Annual impairment testing was performed during the second quarter of 2010.  Based upon this review, this asset was not impaired.  In addition, as of March 31, 2011, there were no triggering events that had occurred that would suggest an updated review was necessary.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2011			Ended March 31, 2010
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$26,461	21,025	$1.26	$24,221	21,176	$1.14
Effect of Dilutive Securities
Stock options	—	260		—	196

Diluted EPS
Income available to common shareholders	$26,461	21,285	$1.24	$24,221	21,372	$1.13

2.         INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2010 Annual Report on Form 10-K, we present our investments in these classes as available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of March 31, 2011 and December 31, 2010, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have increased in 2011, as interest rates increased during the first quarter.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2011

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S Government
Fair value	$8,071	$—	$8,071
Cost or Amortized Cost	8,339	—	8,339
Unrealized Loss	(268)	—	(268)

U.S Agency
Fair value	$328,860	$—	$328,860
Cost or Amortized Cost	338,798	—	338,798
Unrealized Loss	(9,938)	—	(9,938)

Mortgage-backed
Fair value	$55,647	$—	$55,647
Cost or Amortized Cost	56,936	—	56,936
Unrealized Loss	(1,289)	—	(1,289)

ABS/CMO*
Fair value	$12,685	$—	$12,685
Cost or Amortized Cost	12,778	—	12,778
Unrealized Loss	(93)	—	(93)

Corporate
Fair value	$108,170	$503	$108,673
Cost or Amortized Cost	111,503	515	112,018
Unrealized Loss	(3,333)	(12)	(3,345)

States, political subdivisions & revenues
Fair value	$74,328	$2,012	$76,340
Cost or Amortized Cost	76,313	2,094	78,407
Unrealized Loss	(1,985)	(82)	(2,067)

Subtotal, debt securities
Fair value	$587,761	$2,515	$590,276
Cost or Amortized Cost	604,667	2,609	607,276
Unrealized Loss	(16,906)	(94)	(17,000)

Common Stock
Fair value	$11,233	$—	$11,233
Cost or Amortized Cost	11,840	—	11,840
Unrealized Loss	(607)	—	(607)

Total
Fair value	$598,994	$2,515	$601,509
Cost or Amortized Cost	616,507	2,609	619,116
Unrealized Loss	(17,513)	(94)	(17,607)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2010

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S Government
Fair value	$5,689	$—	$5,689
Cost or Amortized Cost	5,880	—	5,880
Unrealized Loss	(191)	—	(191)

U.S Agency
Fair value	$295,897	$—	$295,897
Cost or Amortized Cost	304,374	—	304,374
Unrealized Loss	(8,477)	—	(8,477)

Mortgage-backed
Fair value	$43,852	$—	$43,852
Cost or Amortized Cost	44,659	—	44,659
Unrealized Loss	(807)	—	(807)

ABS/CMO *
Fair value	$2,160	$—	$2,160
Cost or Amortized Cost	2,196	—	2,196
Unrealized Loss	(36)	—	(36)

Corporate
Fair value	$110,772	$1,951	$112,723
Cost or Amortized Cost	113,813	2,012	115,825
Unrealized Loss	(3,041)	(61)	(3,102)

States, political subdivisions & revenues
Fair value	$80,465	$996	$81,461
Cost or Amortized Cost	82,652	1,050	83,702
Unrealized Loss	(2,187)	(54)	(2,241)

Subtotal, debt securities
Fair value	$538,835	$2,947	$541,782
Cost or Amortized Cost	553,574	3,062	556,636
Unrealized Loss	(14,739)	(115)	(14,854)

Common Stock
Fair value	$6,078	$—	$6,078
Cost or Amortized Cost	6,372	—	6,372
Unrealized Loss	(294)	—	(294)

Total
Fair value	$544,913	$2,947	$547,860
Cost or Amortized Cost	559,946	3,062	563,008
Unrealized Loss	(15,033)	(115)	(15,148)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2011 and December 31, 2010 were as follows:

Available-for-sale

(in thousands)

	3/31/2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$96,017	$638	$(2,335)	$94,320
Corporates	423,034	23,748	(2,820)	443,962
Mortgage-backed	245,467	10,284	(1,289)	254,462
ABS/CMO*	62,519	2,152	(93)	64,578
Treasuries	15,718	182	(268)	15,632
Munis	209,823	3,569	(2,067)	211,325
Total Fixed Income	$1,052,578	$40,573	$(8,872)	$1,084,279

Available-for-sale

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$103,133	$869	$(1,789)	$102,213
Corporates	449,651	26,259	(2,977)	472,933
Mortgage-backed	243,364	11,584	(807)	254,141
ABS/CMO*	47,494	2,457	(36)	49,915
Treasuries	15,771	244	(191)	15,824
Munis	234,456	4,823	(2,241)	237,038
Total Fixed Income	$1,093,869	$46,236	$(8,041)	$1,132,064

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2011, and December 31, 2010:

	3/31/2011		12/31/2010
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$2,004	$2,021
After 1 but within 5 years	4,773	4,960	4,796	5,026
After 5 but within 10 years	35,993	35,305	39,988	39,712
After 10 years*	55,251	54,055	56,345	55,454
Total	96,017	94,320	103,133	102,213

Corporates
Due within 1 year	$—	$—	$1,001	$1,010
After 1 but within 5 years	107,673	113,748	96,768	101,864
After 5 but within 10 years	299,534	314,331	327,171	345,049
After 10 years	15,827	15,883	24,711	25,010
Total	423,034	443,962	449,651	472,933

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	4,253	4,518	2,521	2,677
After 10 years*	241,214	249,944	240,843	251,464
Total	245,467	254,462	243,364	254,141

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,487	4,690	4,882	5,137
After 5 but within 10 years	7,898	8,304	4,099	4,567
After 10 years*	50,134	51,584	38,513	40,211
Total	62,519	64,578	47,494	49,915

Treasuries
Due within 1 year	$1,858	$1,883	$3,865	$3,915
After 1 but within 5 years	8,964	9,083	7,012	7,192
After 5 but within 10 years	4,896	4,666	4,894	4,717
After 10 years*	—	—	—	—
Total	15,718	15,632	15,771	15,824

Munis
Due within 1 year	$10,902	$11,030	$14,004	$14,113
After 1 but within 5 years	15,813	16,451	25,177	26,303
After 5 but within 10 years	69,063	70,679	74,770	77,028
After 10 years*	114,045	113,165	120,505	119,594
Total	209,823	211,325	234,456	237,038

TOTAL	$1,052,578	$1,084,279	$1,093,869	$1,132,064

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at March 31, 2011 and December 31, 2010 were as follows:

Held-to-maturity

(in thousands)

	3/31/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$278,403	$448	$(7,603)	$271,248
Corporates	15,000	—	(525)	14,475
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	5,850	199	—	6,049
Total Fixed Income	$299,253	$647	$(8,128)	$291,772

Held-to-maturity

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$288,407	$607	$(6,688)	$282,326
Corporates	15,000	100	(125)	14,975
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Munis	5,851	232	—	6,083
Total Fixed Income	$309,258	$939	$(6,813)	$303,384

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated interim balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of March 31, 2011 and December 31, 2010:

	3/31/2011		12/31/2010
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$4,086	$4,117
After 1 but within 5 years	3,964	4,304	3,960	4,351
After 5 but within 10 years	13,996	13,716	18,994	18,812
After 10 years*	260,443	253,228	261,367	255,046
Total	278,403	271,248	288,407	282,326

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	15,000	14,475	15,000	14,975
Total	15,000	14,475	15,000	14,975

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Munis
Due within 1 year	$2,630	$2,665	$2,631	$2,685
After 1 but within 5 years	3,220	3,384	3,220	3,398
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	5,850	6,049	5,851	6,083

TOTAL	$299,253	$291,772	$309,258	$303,384

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2011 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$596,265	$579,618	$(16,647)	97.9%
2	BBB	Baa	11,011	10,658	(353)	2.1%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$607,276	$590,276	$(17,000)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 170 unrealized loss positions as of March 31, 2011. The $17.0 million in associated unrealized losses for these 170 securities represents 1.3% of the fixed income portfolio’s cost basis. Of these 170 securities, three have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent less than $0.1 million in unrealized losses.  The unrealized losses on these three securities are due to changes in interest rates, and are not credit-specific issues.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in net earnings or other comprehensive earnings in the periods presented.

As of March 31, 2011, we held four common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $0.6 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the four common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

Through March 31, 2011, there were no impairment charges for equity securities. Comparatively, we did not recognize any OTTI losses on equity securities during the first three months of 2010.

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

Corporate, Agencies, Treasuries and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use), benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread (OAS) and is a multidimensional relational model.  All bonds valued using these techniques are classified as Level 2.  All corporate, agencies, treasuries and municipal securities were deemed Level 2.

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes interest rate movements, new issue data and other pertinent data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an OAS model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity.  MBS/CMO and ABS with corroborated, observable inputs are classified as Level 2.  All of our MBS/CMO and ABS are deemed Level 2.

Common Stock: Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).  All of our common stock holdings are deemed Level 1.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$10	$—	$10
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$10	$—	$10
Available-for-sale securities
Agencies	$—	$94,320	$—	$94,320
Corporates	—	443,962	—	443,962
Mortgage-backed	—	254,462	—	254,462
ABS/CMO*	—	64,578	—	64,578
Treasuries	—	15,632	—	15,632
Municipals	—	211,325	—	211,325
Equity	335,006	—	—	335,006
Total available-for-sale securities	$335,006	$1,084,279	$—	$1,419,285
Total	$335,006	$1,084,289	$—	$1,419,295

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2010
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	15	—	15
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$15	$—	$15
Available-for-sale securities
Agencies	$—	$102,213	$—	$102,213
Corporates	—	472,933	—	472,933
Mortgage-backed	—	254,141	—	254,141
ABS/CMO*	—	49,915	—	49,915
Treasuries	—	15,824	—	15,824
Municipals	—	237,038	—	237,038
Equity	321,897	—	—	321,897
Total available-for-sale securities	$321,897	$1,132,064	$—	$1,453,961
Total	$321,897	$1,132,079	$—	$1,453,976

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2.

4.  STOCK BASED COMPENSATION

Our shareholder-approved RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010.  The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,227,445 stock options under this plan.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaces the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Since 2010, we have granted 227,000 stock options under the LTIP, including 19,950 thus far in 2011.

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

The following tables summarize option activity for the periods ended March 31, 2011 and 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	19,950	$55.28
Options exercised	(177,857)	$28.00		$4,711
Options canceled/forfeited	(7,130)	$44.59
Outstanding options at March 31, 2011	1,359,945	$43.25	5.89	$19,583
Exercisable options at March 31, 2011	668,875	$40.79	5.07	$11,274

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	16,100	$51.62
Options exercised	(117,400)	$30.55		$2,887
Options canceled/forfeited	(6,150)	$51.18
Outstanding options at March 31, 2010	1,476,353	$45.91	6.01	$16,402
Exercisable options at March 31, 2010	796,662	$41.75	4.85	$12,165

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2011, 19,950 options were granted with an average exercise price of $55.28 and an average fair value of $12.14.  We recognized $0.7 million of expense in the first three months of 2011 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.2 million in the first three months of 2011 related to this compensation expense.  Total unrecognized compensation expense relating to outstanding and unvested options was $3.2 million, which will be recognized over the remainder of the vesting period.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2011	2010
Weighted-average fair value of grants	$12.14	$12.83
Risk-free interest rates	2.41%	2.75%
Dividend yield	1.89%	1.73%
Expected volatility	25.85%	26.05%
Expected option life	6.05 years	6.02 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  It excludes the extraordinary dividend paid in the fourth quarter of 2010.  The expected volatility is calculated based on the mean reversion of RLI’s stock.  Prior to the second quarter of 2009, it was calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods
	Ended March 31,
	REVENUES
	2011	2010
Casualty	$54,979	$59,366
Property	40,826	38,322
Surety	20,246	18,576

Net premiums earned	$116,051	$116,264

Net investment income	16,303	16,600
Net realized gains	4,472	6,463

Total consolidated revenue	$136,826	$139,327

	NET EARNINGS
	2011	2010
Casualty	$4,674	$614
Property	9,381	8,047
Surety	4,977	4,054

Net Underwriting Income	$19,032	$12,715

Net investment income	16,303	16,600
Net realized gains (losses)	4,472	6,463
General corporate expense and interest on debt	(3,517)	(3,229)
Equity in earnings of unconsolidated investee	2,616	2,253

Total earnings before income taxes	$38,906	$34,802
Income tax expense	12,445	10,581

Total net earnings	$26,461	$24,221

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2011	2010

Casualty
General liability	$21,964	$24,980
Commercial and personal umbrella	15,572	15,196
Commercial transportation	8,913	10,427
Executive products	4,222	2,297
Specialty programs	1,340	3,971
Other	2,968	2,495
Total	$54,979	$59,366

Property
Commercial property	$20,213	$20,032
Marine	12,472	11,168
Crop reinsurance	1,072	891
Property reinsurance	2,193	2,707
Other property	4,876	3,524
Total	$40,826	$38,322

Surety	$20,246	$18,576
Grand Total	$116,051	$116,264

Effective January 2011, the fidelity division that was previously included in the surety segment was reclassified to the casualty segment.  All comparative periods have been reclassified to reflect the change.  This reclassification had a minimal effect on each segment and constituted a $0.3 million increase in casualty revenue (with a corresponding decrease in surety revenue) and a $0.4 million decrease in net earnings for the casualty segment (with a corresponding increase for the surety segment).

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

6. SUBSEQUENT EVENT

We are currently in the process of acquiring CBIC through an acquisition of its holding company, Data and Staff Service Co., for approximately $136 million in cash.  The acquisition is in the final stages of regulatory approval and expected to close in the second quarter of 2011, on or around the date of the filing of this Form 10-Q.  CBIC is a privately held, Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products.  The company serves over 30,000 contractors and over 4,000 insurance agents and brokers nationwide.  CBIC operates 13 regional branch offices and is considered a leading writer of contractor license bonds in the Northwest.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2010.

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

As a niche company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite for certain markets that are underserved by the insurance and reinsurance industry, such as our difference in conditions coverages or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often, the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.  Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly rated, diversified, liquid investment-grade securities. Regular underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority ownership in Maui Jim, Inc. (Maui Jim), a private equity investment, has also enhanced overall returns. We have a diversified investment portfolio and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, multi-peril program business and other specialty coverage, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions.  The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment primarily includes commercial fire, earthquake, difference in conditions, marine, facultative and treaty assumed reinsurance, including crop, and, in the state of Hawaii, select personal lines policies. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, by purchasing reinsurance, and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.  Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease.  Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

As discussed in our Annual Report on Form 10-K, we utilize various tools and risk metrics for monitoring our exposure to catastrophes.  Some of the tools utilized for monitoring this exposure are third-party catastrophe exposure models. We utilize model results for both the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business.  In January 2011, we were aware that one of the models we use was undergoing a substantial reevaluation of its underlying hazard and vulnerability assessment that would have an adverse impact on modeled, prospective potential loss, particularly with respect to hurricane exposures.  As a result, at our January 2011 reinsurance renewals, we purchased additional catastrophe reinsurance coverage for the 2011 wind peril.  Model changes were communicated late in the first quarter of 2011 and, while our portfolio of insured risks and total policy limits insured remain relatively stable, the changes resulted in a higher than anticipated potential loss from severe wind events and certain corporate risk tolerances being exceeded. As a result, we have already begun the process of modifying our current year underwriting guidelines to reduce our overall continental wind exposure back to within our risk tolerance.

The surety segment specializes in writing small-to-large commercial and small contract surety coverages, as well as those for the energy (plugging and abandonment of oil wells), petrochemical and refining industries. We offer miscellaneous bonds, including license and permit, notary and court bonds.  Often, our surety coverages involve a statutory requirement for bonds.  While these bonds have maintained a relatively low loss ratio, losses may fluctuate due to adverse economic conditions that may affect the financial viability of an insured. The contract surety marketplace guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions or the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

The insurance marketplace softened over the last several years, meaning that the marketplace became more competitive and prices were falling even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability as opposed to premium growth or market share measurements.

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers.  These measures are underwriting income, gross premiums written, net premiums written, combined ratios and net unpaid loss and settlement expenses.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs, and insurance operating expenses from net premium earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information.”  The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

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

Net Unpaid Loss and Settlement Expenses

Unpaid losses and settlement expenses, as shown in the liabilities section of our balance sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (IBNR) claims. The related asset item, reinsurance balances recoverable on unpaid losses and settlement expense, is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid loss and settlement expenses and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2011, make a reasonable provision to meet our future obligations.

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

Our crop reinsurance business is unique and is subject to an inherently higher degree of estimation risk during interim periods. As a result, the interim reports and professional insight of our ceding company’s actuaries and crop business experts provide important information which assists us in estimating our carried reserves.

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

Our estimates of ultimate loss and LAE reserves are subject to change as additional data emerges. This could occur as a result of change in loss development patterns, a revision in expected loss ratios, the emergence of exceptional loss activity, a change in weightings between actuarial methods, the addition of new actuarial methodologies, new information that merits inclusion or the emergence of internal variables or external factors that would alter our view.

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

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting an indicated point estimate of the IBNR loss reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated point estimate. A review of the resulting variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place. Quarterly, we also consider the most recent actual loss emergence compared to the expected loss emergence derived using the last full loss and ALAE analyses. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk.  After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment.  Resulting reserve balances have always fallen within our actuaries’ range of reasonable estimates.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of March 31, 2011.

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

We regularly evaluate our fixed income and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the key factors we consider for determining if a security is other-than-temporarily impaired:

•      The length of time and the extent to which the fair value has been less than cost,

•      The probability of significant adverse changes to the cash flows on a fixed income investment,

•      The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, or the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims,

•      The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity, or

•      For our equity securities, our expectation of recovery to cost within a reasonable period of time.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our absence of intent to sell or requirement to sell fixed income securities prior to maturity. In addition, we consider price declines of securities in our OTTI analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

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

For mortgage-backed securities and asset-backed securities that have significant unrealized loss positions and major rating agency downgrades, credit impairment is assessed using a cash flow model that estimates likely payments using security-specific collateral and transaction structure. All our mortgage-backed and asset-backed securities remain AAA-rated by the major rating agencies and the fair value is not significantly less than amortized cost.  In addition, the current cash flow assumptions are the same assumptions used at purchase which reflects no credit issues at this time.

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

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2010 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with, and are primarily related to, the acquisition of insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned.  Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.  See note 1C of “Notes to Unaudited Condensed Consolidated Interim Financial Statements” for the discussion of a prospective accounting standard that will impact the accounting for costs associated with acquiring insurance policies in 2012.

Deferred Taxes

We record net deferred tax assets to the extent temporary differences representing future deductible items exceed future taxable items. A significant amount of our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium.

Periodically, management reviews our deferred tax positions to determine if it is more-likely-than-not that the assets will be realized. These reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the periodic review management determines that the realization of the tax asset does not meet the more-likely-than-not criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered. These estimates enter into the determination of the applicable tax rates and are subject to change based on the circumstances.

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

THREE MONTHS ENDED MARCH 31, 2011, COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Consolidated revenues, as displayed in the table that follows, totaled $136.8 million for the first three months of 2011 compared to $139.3 million for the same period in 2010.

	For the Three-Month Periods
	Ended March 31,
	2011	2010
Consolidated revenues (in thousands)
Net premiums earned	$116,051	$116,264
Net investment income	16,303	16,600
Net realized investment gains	4,472	6,463
Total consolidated revenue	$136,826	$139,327

Consolidated revenue for the first three months of 2011 decreased $2.5 million, or 2%, from the same period in 2010.  Net premiums earned for the Group were flat compared to 2010 levels.  New product initiatives over the last several years have led to increases in the property and surety segments and have served to offset revenue declines in our casualty segment, which is most affected by the weak economy and continued rate softening.  Net investment income declined 2% to $16.3 million.  The slight decrease in investment income is a result of lower reinvestment rates on securities maturing or called.  We realized net investment gains of $4.5 million in the first three months of 2011, compared to $6.5 million in the first three months of 2010.

Net after-tax earnings for the first three months of 2011 totaled $26.5 million, $1.24 per diluted share, compared to $24.2 million, $1.13 per diluted share for the same period in 2010.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $12.2 million.  Slightly offsetting the current year favorable development, $1.0 million in reserves were established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  From a comparative standpoint, results for 2010 included $8.9 million of favorable development on prior years’ loss and hurricane reserves. Partially offsetting this favorable development in 2010 was $1.6 million in charges to reinstate a portion of prior year reinsurance coverage exhausted by loss activity on our marine coverage.  Bonus and profit sharing-related expenses associated with these specific items totaled $1.2 million in 2011 and $0.7 million in 2010. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  In addition, in 2011, we recorded $0.5 million in profit commissions on the reduction in crop reserves.

During the first three months of 2011, equity in earnings of unconsolidated investee totaled $2.6 million from Maui Jim, Inc. (Maui Jim).  This result was $0.4 million higher than results for the same period last year.  Expansion efforts and product initiatives continued to fuel growth and profitability.

Results for the first three months of 2011 included pretax net realized gains of $4.5 million, compared to pretax net realized gains of $6.5 million for the same period last year.  The majority of the 2011 gains relate to sales of corporate bonds and equity securities as we raise cash to fund our acquisition of CBIC.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $31.7 million, $1.49 per diluted share, for the first three months of 2011, compared to comprehensive earnings of $33.5 million, $1.57 per diluted share, for the same period in 2010. Unrealized gains, net of tax, for the first three months of 2011 were $5.2 million, compared to unrealized gains of $9.3 million for the same period in 2010. In the first quarter of 2011, our asset allocation strategies have focused on increasing short-term investments to finance the purchase of CBIC.  We focused on recognizing gains while selling longer duration corporate and lower yielding municipal securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group were up slightly, increasing 1% to $143.3 million for the first three months of 2011. Expansion efforts and new product offerings in the property and surety segments over the last several years continued to fuel growth in 2011, while casualty writings continued to decline. Underwriting income for the Group increased to $19.0 million for the first three months of 2011 compared to $12.7 in 2010.  Both periods benefited from favorable reserve development.  In addition, results for the 2011 accident year reflect moderately lower loss ratios for casualty and surety products which have served to reduce the current year’s loss and combined ratios by approximately 2 points.  The lower accident year loss ratios reflect an actuarial reassessment of improving loss trends and resulting favorable prior years’ loss development that has been evident in recent years despite an undercurrent of deteriorating pricing.  The GAAP combined ratio totaled 83.6 in 2011, compared to 89.1 in 2010.  The Group’s loss ratio improved, decreasing to 40.4 from 46.7, while the Group’s expense ratio increased slightly to 43.2 from 42.4.

	For the Three-Month Periods
	Ended March 31,
	2011	2010
Gross premiums written (in thousands)
Casualty	$65,546	$69,862
Property	56,288	50,335
Surety	21,489	21,109
Total	$143,323	$141,306

Underwriting income (in thousands)
Casualty	$4,674	$614
Property	9,381	8,047
Surety	4,977	4,054
Total	$19,032	$12,715

Combined ratio
Casualty	91.5	99.0
Property	77.0	79.0
Surety	75.4	78.2
Total	83.6	89.1

Casualty

Gross premiums written for the casualty segment totaled $65.5 million for the first three months of 2011, a decrease of $4.3 million, or 6%, from the same period last year.  This segment continues to feel the pressure of the soft pricing environment and weak economy.  General liability, our largest casualty product, recorded gross premiums written of $21.3 million, a decrease of $3.2 million, or 13%, from the same period last year.  This decrease is the result of moderate pricing reductions and the weak economy in the construction-related component of the book, coupled with targeted re-underwriting in our habitational (owner, landlord and tenant) classes where loss trends have been unfavorable.  In addition, gross premiums written for executive products totaled $6.9 million for 2011, a decrease of $2.1 million, or 23%, from the same period last year due to competitive pressures.  On a positive note, our professional liability coverage for design professionals that was launched in 2009 posted $5.1 million in gross premiums written during the first three months of 2011, up $2.2 million, or 78%, from the same period last year.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns. The soft marketplace is likely to continue to challenge our ability to grow premium in this segment this year.

In total, the casualty segment recorded underwriting income of $4.7 million, compared to $0.6 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  In addition, 2011 results benefitted from moderately lower current accident year loss ratios which have served to reduce the current year loss and combined ratios.  The lower accident year loss ratios reflect an actuarial reassessment of improving loss trends and resulting favorable prior years’ loss development that has been evident in recent years despite an undercurrent of deteriorating pricing. Products with favorable development in 2011 include commercial and personal umbrella and executive products.  Due to positive emergence, during the first three months of 2011, we released reserves, improving the segment’s underwriting results by $8.3 million.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years. Loss trends on shorter-tail casualty products, such as personal umbrella, remained favorable, and executive products reserves associated with the credit crisis have developed favorably. From a comparative standpoint, results for 2010 included $5.5 million of favorable loss experience on prior accident years, primarily for personal umbrella, transportation, and specialty programs.  Accident years contributing the most to the release were 2005 through 2007.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minimal effect on the combined ratio, increasing the 2010 combined ratio to 98.3 from 99.0.  Overall, the combined ratio for the casualty segment was 91.5 for 2011 compared to 99.0 in 2010. The segment’s loss ratio was 55.0 in 2011 compared to 64.0 in 2010, driven by the higher amount of favorable development on prior accident years’ reserves and the aforementioned reductions in the current accident year loss ratios. The expense ratio for the casualty segment was 36.5 for the first three months of 2011 compared to 35.0 for the same period of 2010.  Expenses decreased slightly in total for the segment in the first three months of 2011, but the expense ratio is higher as a percentage of the decreased net premium earned.

Property

Gross premiums written for the Group’s property segment totaled $56.3 million for the first three months of 2011, an increase of $6.0 million, or 12%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  In the fourth quarter of 2010, we launched our pet insurance coverage.  In the first three months of 2011, gross premiums written for the new product contributed $1.3 million.  In addition, our facultative reinsurance division grew 34% from the same period last year to $4.0 million in gross premiums written in 2011 as it continues to build out its footprint.  Two of our more mature products, difference-in-conditions (DIC) and marine, grew in the first three months of 2011.  Gross premiums written for DIC totaled $9.7 million for the first three months of 2011, an increase of $1.2 million, or 14%, from the same period in 2010.  In addition, our marine division increased 15% to $13.8 million.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.

Underwriting income for the segment was $9.4 million for the first three months of 2011, compared to $8.0 million for the same period in 2010.  Results for 2011 reflect $1.4 million of favorable development on prior years’ marine loss reserves, and $0.5 million of favorable development on prior year crop business.  We recorded a $1.0 million reduction in prior year crop reserves which was reduced by a $0.5 million increase in relating profit commissions.  Final settlement of the 2010 treaty year will occur in the second quarter of 2011.  Partially offsetting the favorable marine development, results for 2011 include $1.0 million in reserves established for losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  From a comparative standpoint, 2010 underwriting results included $0.5 million of favorable development on hurricane reserves and $0.4 million of unfavorable development on marine coverages, inclusive of reinstatement premium.

Segment results for 2011 translate into a combined ratio of 77.0, compared to 79.0 for the same period last year. The segment’s loss ratio was 35.2 in 2011 compared to 36.6 in 2010, primarily due to the increased favorable development in the current year. From an expense standpoint, the segment’s expense ratio decreased to 41.8 for 2011 from 42.4 for 2010 as a result of the increased net premium earned.

Surety

The surety segment recorded gross premiums written of $21.5 million for the first three months of 2011, an increase of $0.4 million, or 2%, from the same period last year.  Premium growth was experienced across miscellaneous and energy lines. The segment recorded underwriting income of $5.0 million, compared to $4.1 million for the same period last year. Results for 2011 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $1.5 million.  Loss trends have remained favorable as the expected adverse impact of the economy has not fully materialized. In response, the current accident year loss ratios have been lowered, resulting in a reduction in the current year loss and combined ratios.  From a comparative standpoint, 2010 results include favorable loss development which improved the segment’s underwriting results by $1.7 million.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minor effect on the combined ratio, reducing the 2010 combined ratio to 78.2 from 80.7.  The combined ratio for the surety segment totaled 75.4 in 2011, versus the aforementioned 78.2 for the same period in 2010.  The segment’s loss ratio was 11.1 for 2011, compared to 12.2 for 2010 due to the aforementioned reductions in the current accident year loss ratios.  From an expense standpoint, the segment’s expense ratio decreased slightly to 64.3 for 2011 from 66.0 for 2010.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

The capital markets continued their upward trend during the first quarter of 2011 as unemployment fell and the manufacturing sector increased.  This is despite a strong rally in commodities, geo-political unease in the Middle East, North Africa and Europe, and continued concerns over government deficits.  Interest rates increased during the quarter and our duration increased slightly to 4.9 from 4.6 at the end of the 2010.

	3/31/2011		12/31/2010
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,383,542	75.6%	1,441,337	79.9%
Equity securities	335,006	18.3%	321,897	17.9%
Short-term investments	111,872	6.1%	39,787	2.2%
Total	1,830,420	100.0%	1,803,021	100.0%

Our current equity allocation represents 18% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first three months of 2011, net investment income decreased 2% from that reported for the same period in 2010.  The slight decrease in investment income is a result of lower reinvestment rates on securities maturing or called.

The average annual yields on our fixed income investments (excluding short-term investments) for the first three months of 2011 and 2010 were as follows:

	2011	2010
Pretax Yield
Taxable	4.47%	4.74%
Tax-Exempt	3.80%	3.78%
After-tax yield
Taxable	2.91%	3.08%
Tax-Exempt	3.60%	3.58%

The fixed income portfolio decreased by $57.8 million in the first three months of 2011.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.8%.  The equity portfolio had a total return of 5.7% for the first three months of 2011.  Our equity portfolio increased by $13.1 million during the first three months of 2011, to $335.0 million.

We recognized a total of $4.5 million in net realized gains in the first three months of 2011, compared to net realized gains of $6.5 million in the first three months of 2010.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of March 31, 2011, including fair value, cost basis, and unrealized gains and losses.

	3/31/2011
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,652	$22,167	$6,515	$—	$6,515	41.6%
Consumer Staples	13,542	27,519	14,036	(59)	13,977	103.2%
Energy	10,635	27,541	16,906	—	16,906	159.0%
Financials	21,072	29,008	7,953	(17)	7,936	37.7%
Healthcare	5,321	14,519	9,198		9,198	172.9%
Industrials	17,990	37,018	19,028	—	19,028	105.8%
Materials	5,230	7,748	2,518		2,518	48.1%
Information Technology	18,381	28,276	10,349	(454)	9,895	53.8%
Telecommunications	4,672	10,469	5,797	—	5,797	124.1%
Utilities	38,106	55,281	17,252	(77)	17,175	45.1%
ETF	61,405	75,460	14,055	—	14,055	22.9%
	$212,006	$335,006	$123,607	$(607)	$123,000	58.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities. As of March 31, 2011, we had $217.4 million in municipal securities. As of March 31, 2011, approximately 26% of our municipal bond portfolio maintains an ‘AAA’ rating, and 94% of our municipal bond portfolio maintains an ‘AA’ or better rating. At December 31, 2010, approximately 26% of our municipal bond portfolio had an ‘AAA’ rating, while 95% of our municipal bond portfolio held an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first three months of 2011 was 32% compared to 30% for the same period in 2010. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first three months of 2011 was higher due to an increase in underwriting income and a decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2011 and 2010 as a result of the following:

	2011		2010
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$13,617	35%	$12,181	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(614)	-2%	(1,011)	-3%
Dividends received deduction	(434)	-1%	(323)	-1%
Dividends paid deduction	(167)	0%	(146)	-1%
Other items, net	43	0%	(120)	0%

Total tax expense	$12,445	32%	$10,581	30%

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

The following table summarizes cash flows for the three-month periods ended March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Operating cash flows	$17,938	$(2,448)
Investing cash flows	$(14,713)	$18,385
Financing cash flows	$(3,225)	$(15,937)
Total	$—	$—

Cash flows from operating activities are typically lower during the first quarter due to the cyclical nature of premium renewals and payments, including bonus, retirement, and profit-sharing contributions.  However, for the first three months of 2011, cash flows from operating activities increased due largely to an increase in premium receipts compared to that reported for the same period in 2010.  Our common stock repurchase program caused cash flows from financing activities to decrease during the first quarter of 2011 compared to 2010 as no shares were repurchased in the first quarter of 2011 compared to $11.3 million of shares in the same period last year.  The current focus is on raising cash to fund the acquisition of CBIC.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at March 31, 2011 was $104.0 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of March 31, 2011, we had short-term investments and other investments maturing within one year of approximately $121.3 million and investments of $277.5 million maturing within five years.  As of March 31, 2011, our short-term investments were held in prime funds within multiple fund families, including JP Morgan, Federated, and Wells Fargo.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2011. We are in the final stages of renewing this line of credit.  We anticipate closing in early May 2011 with similar terms and conditions.  As of March 31, 2011, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2011, our investment portfolio had a book value of $1.7 billion. Invested assets at March 31, 2011, increased by $27.4 million from December 31, 2010.

As of March 31, 2011, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$374,420	$365,569	$(8,851)	20.1%	AAA
Corporates	438,034	458,436	20,402	25.1%	A
Mortgage-backed	245,475	254,472	8,997	14.0%	AAA
Asset-backed	62,519	64,578	2,059	3.5%	AAA
Treasuries	15,718	15,632	(86)	0.9%	AAA
Munis	215,673	217,374	1,701	11.9%	AA
Total Fixed Income	$1,351,839	$1,376,061	$24,222	75.5%	AA

Equities	$212,006	$335,006	$123,000	18.4%

Short-term investments	$111,872	$111,872	$—	6.1%

Total Portfolio	$1,675,717	$1,822,939	$147,222	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of March 31, 2011, our fixed income portfolio had the following rating distribution:

AAA	55.7%
AA	15.0%
A	19.2%
BBB	9.5%
NR	0.6%
Total	100.0%

As of March 31, 2011, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 535 individual issues as of March 31, 2011.

Our investment portfolio has limited exposure to structured asset-backed products. As of March 31, 2011, we had $13.0 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2011 we did not hold any securities that are classified as subprime home equity. We had $51.6 million in securities backed by commercial mortgages and $254.5 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was four percent of our investment portfolio as of March 31, 2011.

At March 31, 2011, our equity portfolio had a fair value of $335.0 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2011, our equity portfolio had a dividend yield of 2.7% compared to 1.8% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 79 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2011, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $819.9 million of shareholders’ equity. Debt outstanding comprised 12.2% of total capital as of March 31, 2011.

We paid a quarterly cash dividend of $0.29 per share on March 18, 2011, the same amount as the prior quarter.  We have paid dividends for 139 consecutive quarters and increased dividends in each of the last 35 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2011 without prior approval is $129.3 million which represents RLI Insurance Company’s net income for 2010.  There was no dividend paid in the first three months of 2011.  Other dividends paid in the previous nine months totaled $188.0 million, making the total for the rolling 12-month period $188.0 million.  Of that amount, $150 million was paid by RLI Insurance Co. as an extraordinary dividend after seeking and receiving approval from the Illinois regulatory authorities in November, 2010.  The extraordinary dividend was paid to RLI Corp. in December, 2010 and was used to support the special dividend paid to shareholders on December 20, 2010.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2011 and 2010. As of March 31, 2011, outstanding debt balances totaled $100.0 million, the same amount outstanding at March 31, 2010. Debt balances at March 31, 2011 and March 31, 2010 were comprised of $100.0 million in senior notes. We have incurred interest expense on debt at the following average interest rates for the three-month periods ended March 31, 2011 and 2010:

	2011	2010
Line of Credit	NA	NA
Reverse repurchase agreements	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2010 Annual Report on Form 10-K.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  There were no repurchases during the first quarter of 2011 as we focus on raising cash to fund our pending acquisition of CBIC.  We have $94.1 million of remaining capacity from the repurchase program.

Item 3.                                   Defaults Upon Senior Securities - Not Applicable

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

Date: April 28, 2011