Form 10-Q
period 2011-06-30
RLI CORP
filed 2011-08-05
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2011, the number of shares outstanding of the registrant’s Common Stock was 21,072,434.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2011	2010

Net premiums earned	$130,826	$121,758
Net investment income	15,180	16,765
Net realized investment gains	10,050	4,291
Other-than-temporary impairment (OTTI) losses on investments	—	—
Consolidated revenue	156,056	142,814
Losses and settlement expenses	30,363	45,072
Policy acquisition costs	42,568	37,715
Insurance operating expenses	12,130	8,170
Interest expense on debt	1,512	1,513
General corporate expenses	1,964	1,541
Total expenses	88,537	94,011
Equity in earnings of unconsolidated investee	3,886	3,426
Earnings before income taxes	71,405	52,229
Income tax expense	24,024	17,235
Net earnings	$47,381	$34,994

Other comprehensive earnings (loss), net of tax	2,760	(11,765)
Comprehensive earnings	$50,141	$23,229

Earnings per share:
Basic:

Basic net earnings per share	$2.25	$1.66
Basic comprehensive earnings per share	$2.38	$1.10

Diluted:

Diluted net earnings per share	$2.22	$1.65
Diluted comprehensive earnings per share	$2.35	$1.09

Weighted average number of common shares outstanding
Basic	21,075	21,026
Diluted	21,332	21,223

Cash dividends declared per common share	$0.30	$0.29

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2011	2010

Net premiums earned	$246,877	$238,022
Net investment income	31,483	33,365
Net realized investment gains	14,522	10,754
Other-than-temporary impairment (OTTI) losses on investments	—	—
Consolidated revenue	292,882	282,141
Losses and settlement expenses	77,234	99,329
Policy acquisition costs	83,101	78,180
Insurance operating expenses	21,745	16,997
Interest expense on debt	3,024	3,025
General corporate expenses	3,969	3,258
Total expenses	189,073	200,789
Equity in earnings of unconsolidated investee	6,502	5,679
Earnings before income taxes	110,311	87,031
Income tax expense	36,469	27,816
Net earnings	$73,842	$59,215

Other comprehensive earnings (loss), net of tax	8,008	(2,490)
Comprehensive earnings	$81,850	$56,725

Earnings per share:
Basic:

Basic net earnings per share	$3.51	$2.81
Basic comprehensive earnings per share	$3.89	$2.69

Diluted:

Diluted net earnings per share	$3.46	$2.78
Diluted comprehensive earnings per share	$3.84	$2.66

Weighted average number of common shares outstanding
Basic	21,050	21,100
Diluted	21,315	21,298

Cash dividends declared per common share	$0.59	$0.57

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2011	2010
	(unaudited)
ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,181,858	$1,132,064
Held-to-maturity, at amortized cost	285,523	309,258
Trading, at fair value	10	15
Equity securities, at fair value	329,467	321,897
Short-term investments, at cost	173,860	39,787
Total investments	1,970,718	1,803,021
Accrued investment income	13,648	14,615
Premiums and reinsurance balances receivable	127,422	107,391
Ceded unearned premium	58,735	62,631
Reinsurance balances recoverable on unpaid losses	332,911	354,163
Deferred policy acquisition costs	91,805	74,435
Property and equipment	19,707	18,370
Investment in unconsolidated investees	50,572	43,358
Goodwill and intangibles	56,475	26,214
Other assets	8,271	10,394
TOTAL ASSETS	$2,730,264	$2,514,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,173,473	$1,173,943
Unearned premiums	363,006	301,537
Reinsurance balances payable	20,695	23,851
Funds held	98,887	32,072
Income taxes-deferred	36,509	33,930
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	50,570	42,436
Other liabilities	22,703	15,447
TOTAL LIABILITIES	$1,865,843	$1,723,216

Shareholders’ Equity
Common stock ($1 par value)
(32,472,685 shares issued at 6/30/11)
(32,317,691 shares issued at 12/31/10)	32,473	32,318
Paid-in capital	221,324	215,066
Accumulated other comprehensive earnings	104,000	95,992
Retained earnings	895,781	834,375
Deferred compensation	8,561	6,474
Less: Treasury shares at cost
(11,400,251 shares at 6/30/11)
(11,353,151 shares at 12/31/10)	(397,718)	(392,849)
TOTAL SHAREHOLDERS’ EQUITY	864,421	791,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,730,264	$2,514,592

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2011	2010

Net cash provided by operating activities	$83,866	$35,459
Cash Flows from Investing Activities
Investments purchased	(245,432)	(458,191)
Investments sold	273,334	148,999
Investments called or matured	144,542	297,960
Net change in short-term investments	(109,740)	6,667
Net property and equipment purchased	(1,865)	(541)
Investment in CBIC	(135,900)	0
Net cash used in investing activities	$(75,061)	$(5,106)

Cash Flows from Financing Activities
Cash dividends paid	$(12,436)	$(11,861)
Stock option plan share issuance	4,145	1,750
Excess tax benefit from exercise of stock options	2,268	1,616
Treasury shares purchased	(2,782)	(21,858)
Net cash used in financing activities	$(8,805)	$(30,353)

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at June 30	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2011 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. Certain reclassifications were made to the prior year’s financial statements to conform to the classifications used in the current year. Specifically, on our balance sheet, the amount of funds held was broken out separately from other liabilities.  Also, the fidelity division was reclassified to the casualty segment from the surety segment.  See further discussion regarding the reclassification in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information.”  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

We adopted ASU 2010-29 on January 1, 2011.  We have evaluated our recent acquisition of Contractors Bonding and Insurance Company (CBIC) under this guidance and, as the acquisition was not material as defined by the accounting guidance, pro forma disclosures were not required.  See further discussion on the acquisition in note 6 to the unaudited condensed consolidated interim financial statements, “Acquisition.”

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

We adopted ASU 2010-28 on January 1, 2011.  The adoption did not have an impact on our financial statements as the carrying value of the reporting unit related to our goodwill at the beginning of the reporting period is positive and there have been no triggering events that would suggest possible impairment.  During the reporting period, we recognized additional goodwill related to our recent acquisition of CBIC.

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

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  The portion of goodwill which relates solely to our surety segment totaled $26.2 million at June 30, 2011 and December 31, 2010 and is included in the total goodwill and intangibles on the balance sheet of $56.5 million at June 30, 2011.  Annual impairment testing was performed during the second quarter of 2011.  Based upon this review, this asset was not impaired.  In addition, as of June 30, 2011, there were no triggering events that had occurred that would suggest an updated review was necessary.  Intangible assets with definite lives are amortized against future operating results.

The remaining $30.3 million of goodwill and intangibles relates to our purchase of CBIC in April 2011.  We are still in the process of evaluating the acquisition under ASC Topic 805, Business Combinations.  (See Note 6 to the

unaudited condensed consolidated interim financial statements).

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2011			Ended June 30, 2010
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$47,381	21,075	$2.25	$34,994	21,026	$1.66
Effect of Dilutive Securities
Stock Options	—	257		—	197

Diluted EPS
Income available to common shareholders	$47,381	21,332	$2.22	$34,994	21,223	$1.65

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2011			Ended June 30, 2010
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$73,842	21,050	$3.51	$59,215	21,100	$2.81
Effect of Dilutive Securities
Stock options	—	265		—	198

Diluted EPS
Income available to common shareholders	$73,842	21,315	$3.46	$59,215	21,298	$2.78

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

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of June 30, 2011 and December 31, 2010, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2011, as equity markets have improved and interest rates have decreased in 2011.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2011

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

Treasuries
Fair value	$4,816	$—	$4,816
Cost or Amortized Cost	4,899	—	4,899
Unrealized Loss	(83)	—	(83)

Agencies
Fair value	$316,693	$—	$316,693
Cost or Amortized Cost	321,780	—	321,780
Unrealized Loss	(5,087)	—	(5,087)

Mortgage-backed
Fair value	$48,778	$—	$48,778
Cost or Amortized Cost	49,296	—	49,296
Unrealized Loss	(518)	—	(518)

ABS/CMO*
Fair value	$9,272	$—	$9,272
Cost or Amortized Cost	9,347	—	9,347
Unrealized Loss	(75)	—	(75)

Corporate
Fair value	$87,985	$—	$87,985
Cost or Amortized Cost	90,514	—	90,514
Unrealized Loss	(2,529)	—	(2,529)

Municipals
Fair value	$47,854	$2,060	$49,914
Cost or Amortized Cost	48,464	2,090	50,554
Unrealized Loss	(610)	(30)	(640)

Subtotal, debt securities
Fair value	$515,398	$2,060	$517,458
Cost or Amortized Cost	524,300	2,090	526,390
Unrealized Loss	(8,902)	(30)	(8,932)

Common Stock
Fair value	$14,712	$—	$14,712
Cost or Amortized Cost	16,337	—	16,337
Unrealized Loss	(1,625)	—	(1,625)

Total
Fair value	$530,110	$2,060	$532,170
Cost or Amortized Cost	540,637	2,090	542,727
Unrealized Loss	(10,527)	(30)	(10,557)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2010

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

Treasuries
Fair value	$5,689	$—	$5,689
Cost or Amortized Cost	5,880	—	5,880
Unrealized Loss	(191)	—	(191)

Agencies
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

Municipals
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

This table excludes securities with a fair value of $0.1 million, classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2011 and December 31, 2010 were as follows:

Available-for-sale

(in thousands)

	6/30/2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$145,588	$624	$(1,215)	$144,997
Corporates	381,778	24,406	(1,729)	404,455
Mortgage-backed	249,128	12,554	(518)	261,164
ABS/CMO*	67,558	2,172	(75)	69,655
Treasuries	67,044	577	(83)	67,538
Municipals	228,827	5,862	(640)	234,049
Total Fixed Income	$1,139,923	$46,195	$(4,260)	$1,181,858

Available-for-sale

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$103,133	$869	$(1,789)	$102,213
Corporates	449,651	26,259	(2,977)	472,933
Mortgage-backed	243,364	11,584	(807)	254,141
ABS/CMO*	47,494	2,457	(36)	49,915
Treasuries	15,771	244	(191)	15,824
Municipals	234,456	4,823	(2,241)	237,038
Total Fixed Income	$1,093,869	$46,236	$(8,041)	$1,132,064

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2011, and December 31, 2010:

	6/30/2011		12/31/2010
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$1,909	$1,909	$2,004	$2,021
After 1 but within 5 years	4,751	4,996	4,796	5,026
After 5 but within 10 years	78,540	78,094	39,988	39,712
After 10 years*	60,388	59,998	56,345	55,454
Total	145,588	144,997	103,133	102,213

Corporates
Due within 1 year	$—	$—	$1,001	$1,010
After 1 but within 5 years	92,687	99,542	96,768	101,864
After 5 but within 10 years	273,266	288,921	327,171	345,049
After 10 years	15,825	15,992	24,711	25,010
Total	381,778	404,455	449,651	472,933

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	3,758	4,023	2,521	2,677
After 10 years*	245,370	257,141	240,843	251,464
Total	249,128	261,164	243,364	254,141

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	7,397	7,584	4,882	5,137
After 5 but within 10 years	4,099	4,567	4,099	4,567
After 10 years*	56,062	57,504	38,513	40,211
Total	67,558	69,655	47,494	49,915

Treasuries
Due within 1 year	$16,790	$16,803	$3,865	$3,915
After 1 but within 5 years	45,355	45,919	7,012	7,192
After 5 but within 10 years	4,899	4,816	4,894	4,717
After 10 years*	—	—	—	—
Total	67,044	67,538	15,771	15,824

Municipals
Due within 1 year	$6,577	$6,702	$14,004	$14,113
After 1 but within 5 years	21,928	22,545	25,177	26,303
After 5 but within 10 years	85,761	88,720	74,770	77,028
After 10 years*	114,561	116,082	120,505	119,594
Total	228,827	234,049	234,456	237,038

TOTAL	$1,139,923	$1,181,858	$1,093,869	$1,132,064

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at June 30, 2011 and December 31, 2010 were as follows:

Held-to-maturity

(in thousands)

	6/30/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$266,649	$439	$(3,872)	$263,216
Corporates	15,000	—	(800)	14,200
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Municipals	3,874	177	—	4,051
Total Fixed Income	$285,523	$616	$(4,672)	$281,467

Held-to-maturity

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$288,407	$607	$(6,688)	$282,326
Corporates	15,000	100	(125)	14,975
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Municipals	5,851	232	—	6,083
Total Fixed Income	$309,258	$939	$(6,813)	$303,384

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of June 30, 2011 and December 31, 2010:

	6/30/2011		12/31/2010
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$—	$—	$4,086	$4,117
After 1 but within 5 years	13,969	14,235	3,960	4,351
After 5 but within 10 years	25,780	25,616	18,994	18,812
After 10 years*	226,900	223,365	261,367	255,046
Total	266,649	263,216	288,407	282,326

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	15,000	14,200	15,000	14,975
Total	15,000	14,200	15,000	14,975

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Municipals
Due within 1 year	$800	$812	$2,631	$2,685
After 1 but within 5 years	3,074	3,239	3,220	3,398
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	3,874	4,051	5,851	6,083

TOTAL	$285,523	$281,467	$309,258	$303,384

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2011 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$511,893	$503,229	$(8,664)	97.0%
2	BBB	Baa	14,497	14,229	(268)	3.0%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$526,390	$517,458	$(8,932)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 138 unrealized loss positions as of June 30, 2011. The $8.9 million in associated unrealized losses for these 138 securities represents 0.6% of the fixed income portfolio’s cost basis. Of these 138 securities, two have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent less than $0.1 million in unrealized losses.  The unrealized losses on these two securities are due to changes in interest rates, and are not credit-specific issues.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  The fixed income unrealized losses can primarily be attributed to changes in interest rates.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in net earnings or other comprehensive earnings in the periods presented.

As of June 30, 2011, we held 34 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.6 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the 34 common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

Through June 30, 2011, there were no impairment charges for equity securities. Comparatively, we did not recognize any OTTI losses on equity securities during the first six months of 2010.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$10	$—	$10
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$10	$—	$10
Available-for-sale securities
Agencies	$—	$144,997	$—	$144,997
Corporates	—	404,455	—	404,455
Mortgage-backed	—	261,164	—	261,164
ABS/CMO*	—	69,655	—	69,655
Treasuries	—	67,538	—	67,538
Municipals	—	234,049	—	234,049
Equity	329,467	—	—	329,467
Total available-for-sale securities	$329,467	$1,181,858	$—	$1,511,325
Total	$329,467	$1,181,868	$—	$1,511,335

*Asset-backed & collateralized mortgage obligations

Included in the above table are acquired CBIC securities which were initially measured at fair value on the date of acquisition and evaluated as described above as of June 30, 2011.  See Note 6 for further discussion of the overall acquisition.

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaces the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Since 2010, we have granted 428,000 stock options under the LTIP, including 220,950 thus far in 2011.

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

The following tables summarize option activity for the periods ended June 30, 2011 and 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	220,950	$58.42
Options exercised	(253,816)	$31.26		$6,265
Options canceled/forfeited	(21,630)	$44.83
Outstanding options at June 30, 2011	1,470,486	$45.57	5.93	$24,037
Exercisable options at June 30, 2011	782,016	$42.02	5.04	$15,565

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	183,250	$55.93
Options exercised	(155,439)	$31.50		$3,784
Options canceled/forfeited	(23,130)	$50.51
Outstanding options at June 30, 2010	1,588,484	$47.24	5.93	$8,377
Exercisable options at June 30, 2010	910,793	$43.59	4.87	$8,128

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2011, 220,950 options were granted with an average exercise price of $58.42 and an average fair value of $12.85.  We recognized $1.0 million of expense in the second quarter of 2011, and $1.7 million in the first six months of 2011, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2011, and $0.6 million in the first six months of 2011, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.5 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the second quarter of 2010, and $1.6 million in the first six months of 2010. We recorded a tax benefit of $0.3 million in the second quarter of 2010, and $0.6 million in the first six months of 2010, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2011	2010
Weighted-average fair value of grants	$12.85	$13.37
Risk-free interest rates	2.35%	2.76%
Dividend yield	1.89%	1.74%
Expected volatility	25.67%	25.91%
Expected option life	5.50 years	5.57 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2011	2010	2011	2010
Casualty	$58,332	$58,640	$113,311	$118,006
Property	47,963	43,644	88,789	81,966
Surety	24,531	19,474	44,777	38,050

Net premiums earned	$130,826	$121,758	$246,877	$238,022

Net investment income	15,180	16,765	31,483	33,365
Net realized gains	10,050	4,291	14,522	10,754

Total consolidated revenue	$156,056	$142,814	$292,882	$282,141

	NET EARNINGS		NET EARNINGS
	2011	2010	2011	2010
Casualty	$26,920	$13,594	$31,594	$14,208
Property	9,167	9,334	18,548	17,381
Surety	9,678	7,873	14,655	11,927

Net underwriting income	$45,765	$30,801	$64,797	$43,516

Net investment income	15,180	16,765	31,483	33,365
Net realized gains (losses)	10,050	4,291	14,522	10,754
General corporate expense and interest on debt	(3,476)	(3,054)	(6,993)	(6,283)
Equity in earnings of unconsolidated investee	3,886	3,426	6,502	5,679

Total earnings before income taxes	$71,405	$52,229	$110,311	$87,031
Income tax expense	24,024	17,235	36,469	27,816

Total net earnings	$47,381	$34,994	$73,842	$59,215

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2011	2010	2011	2010

Casualty
General liability	$21,160	$24,799	$43,124	$49,779
Commercial and personal umbrella	15,713	15,298	31,285	30,494
Commercial transportation	8,604	10,356	17,517	20,783
Executive products	4,336	3,766	8,558	7,737
P&C package business	4,109	—	4,109	—
Professional services	1,899	904	3,388	1,584
Specialty programs	1,089	1,816	2,429	4,113
Other	1,422	1,701	2,901	3,516
Total	$58,332	$58,640	$113,311	$118,006

Property
Commercial property	$20,386	$20,130	$40,599	$40,162
Marine	12,849	12,060	25,321	23,228
Crop reinsurance	6,262	5,109	7,334	6,000
Property reinsurance	4,580	3,549	8,369	6,969
Other property	3,886	2,796	7,166	5,607
Total	$47,963	$43,644	$88,789	$81,966

Surety	$24,531	$19,474	$44,777	$38,050
Grand Total	$130,826	$121,758	$246,877	$238,022

Effective January 2011, the fidelity division that was previously included in the surety segment was reclassified to the casualty segment.  All comparative periods have been reclassified to reflect the change.  This reclassification had a minimal effect on each segment and constituted a year-to-date increase of $0.3 million in casualty revenue (with a corresponding decrease in surety revenue) and a $0.6 million year-to-date decrease in net earnings for the casualty segment (with a corresponding increase for the surety segment).

A detailed discussion of earnings and results by segment is contained in management’s discussion and analysis of financial condition and results of operations.

6.                            ACQUISITION

On April 28, 2011, we closed the previously announced purchase of Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co., for $135.9 million in cash.  Prior to the acquisition, CBIC was a privately held, Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products.  The company serves over 30,000 contractors and over 4,000 insurance agents and brokers nationwide.  CBIC operates 13 regional branch offices and is considered a leading writer of contractor license bonds in the Northwest.

During the quarter, we began our integration of CBIC operations and personnel into the normal operations of our company and our fair value analysis on CBIC’s opening balance sheet.  The unaudited condensed consolidated interim financial statements include CBIC’s results of operations from April 28, 2011 and its assets and liabilities as of June 30, 2011.

Goodwill of $19.7 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, was recorded.  In addition, $10.6 million of separately identifiable intangible assets resulting from the valuations of trade name, insurance licenses and acquired software have been recognized.  The valuation of insurance policies in force, including the value of business acquired (VOBA), acquired agency-related relationships, and the related tax impacts are still being evaluated.  Our preliminary estimate of VOBA is included within deferred policy acquisition costs.  In accordance with GAAP, purchase accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process.

During the second quarter of 2011, CBIC contributed $10.3 million of gross premiums written.  Premium of $5.8 million impacted the casualty segment with the remaining $4.5 million going to the surety segment.  CBIC was break-even overall for the quarter, contributing an underwriting loss of $0.2 million and net investment income of $0.3 million in the quarter.  The relatively low net investment income is due to CBIC’s lower yielding bonds with higher credit quality and shorter duration characteristics.  In addition, many of the CBIC bonds were acquired in an unrealized gain position and the accounting treatment calls for amortization of this premium back to par, which further reduced income.  As of June 30, 2011, approximately 60% of the acquired bond portfolio and 24% of the acquired equity portfolio have been sold and reinvested in higher-yielding securities.

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

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through four insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Insurance Company, has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.  Mt. Hawley

Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. RIC has authority to write fidelity and surety in North Carolina.  We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, multi-peril program business, P & C package business and other specialty coverage, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions.  The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

As discussed in our Annual Report on Form 10-K, we utilize various tools and risk metrics for monitoring our exposure to catastrophes.  Some of the tools utilized for monitoring this exposure are third-party catastrophe exposure models. We utilize model results for both the underwriting analysis of individual risks, and at a corporate level for the aggregate book of catastrophe-exposed business.  In January 2011, we were aware that one of the models we use was undergoing a substantial reevaluation of its underlying hazard and vulnerability assessment that would have an adverse impact on modeled, prospective potential loss, particularly with respect to hurricane exposures.  As a result, at our January 2011 reinsurance renewals, we purchased additional catastrophe reinsurance coverage for the 2011 wind peril.  Model changes were communicated late in the first quarter of 2011 and, while our portfolio of insured risks and total policy limits insured remain relatively stable, the changes resulted in a higher than anticipated potential loss from severe wind events and certain corporate risk tolerances being exceeded. As a result, we modified our underwriting guidelines and have begun to reduce our overall continental wind exposure.  These efforts are designed to reduce our wind exposures back to within our modeled risk tolerance before year-end.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2011, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect industry best practices and our methodologies result in a reasonable provision for reserves as of June 30, 2011.

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

SIX MONTHS ENDED JUNE 30, 2011, COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Consolidated revenues, as displayed in the table that follows, totaled $292.9 million for the first six months of 2011 compared to $282.1 million for the same period in 2010.

	For the Six-Month Periods
	Ended June 30,
	2011	2010
Consolidated revenues (in thousands)
Net premiums earned	$246,877	$238,022
Net investment income	31,483	33,365
Net realized investment gains	14,522	10,754
Total consolidated revenue	$292,882	$282,141

Consolidated revenue for the first six months of 2011 increased $10.7 million, or 4%, from the same period in 2010 as net premiums earned for the Group also increased 4% from 2010 levels. The acquisition of CBIC added $7.9 million in net premiums earned for the year.  New product initiatives over the last several years have also led to increases in the property and surety segments and have served to offset revenue declines in our casualty segment, which is most affected by the weak economy and continued rate softening.  Net investment income declined 6% to $31.5 million.  In addition to a lower interest rate environment during the first six months of the year, the decline in investment income was driven by the close of the CBIC acquisition as we sold bonds to fund the purchase and acquired relatively lower-yielding bonds with higher credit quality and shorter duration characteristics.  To date, approximately 60% of the acquired CBIC fixed income portfolio has been sold and reinvested in higher-yielding securities.  We realized net investment gains of $14.5 million in the first six months of 2011, compared to $10.8 million in the first six months of 2010.

Net after-tax earnings for the first six months of 2011 totaled $73.8 million, $3.46 per diluted share, compared to $59.2 million, $2.78 per diluted share for the same period in 2010.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $60.6 million. Partially offsetting the favorable development was $13.0 million in spring storm losses and $1.0 million in reserves that were established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  From a comparative standpoint, results for 2010 included $30.9 million of favorable development on prior years’ loss reserves, which was partially offset by $1.6 million in reinstatement premium on our marine coverages and $3.5 million in Midwest and Southeast storm losses. Bonus and profit sharing-related expenses associated with these specific items totaled $5.4 million in 2011 and $3.7 million in 2010. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  In addition, in 2011, we recorded $0.7 million in profit commissions on the reduction in prior year crop reserves.

During the first six months of 2011, equity in earnings of unconsolidated investee totaled $6.5 million from Maui Jim, Inc. (Maui Jim).  This result was $0.8 million higher than results for the same period last year.  Expansion efforts and product initiatives continued to fuel growth and profitability.

Results for the first six months of 2011 included pretax net realized gains of $14.5 million, compared to pretax net realized gains of $10.8 million for the same period last year. The majority of the 2011 gains relate to sales of corporate bonds and equity securities as we raised cash to fund the acquisition of CBIC.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $81.9 million, $3.84 per diluted share, for the first six months of 2011, compared to comprehensive earnings of $56.7 million, $2.66 per diluted share, for the same period in 2010. Unrealized gains, net of tax, for the first six months of 2011 were $8.0 million, compared to unrealized losses of $2.5 million for the same period in 2010. In the first six months of 2011, our asset allocation strategies have focused on increasing short-term investments to finance the purchase of CBIC.  We focused on recognizing gains while selling longer duration corporate and lower yielding municipal securities.

Balance Sheet

The balance sheet also had significant fluctuations as of June 30, 2011 compared to December 31, 2010.  Deferred policy acquisition costs increased 23% from year-end as $11.2 million was added from the acquisition of CBIC and $2.0 million increased due to our crop reinsurance business.  Goodwill and intangibles increased by $30.3 million, all attributable to the CBIC acquisition.  Unearned premiums increased from year-end due to CBIC ($30.4 million) and an increase in crop reinsurance business ($22.6 million) in the quarter.  Funds held, as also mentioned in the “Liquidity and Capital Resources” discussion on operating cash flows, increased largely due to a $50.0 million cash deposit that was received near the end of the quarter from a commercial surety customer in lieu of a letter of credit.  A related increase can be seen in short-term investments.  Finally, accrued expenses increased 19% from the balance at December 31, 2010 due to $10.5 million accrued prior to the acquisition date by CBIC for transaction-related bonuses.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 6% to $353.8 million for the first six months of 2011. Expansion efforts, most notably through the acquisition of CBIC and new product offerings in the property and surety segments over the last several years, continued to fuel growth in 2011, while casualty writings continued to decline slightly. Underwriting income for the Group increased to $64.8 million for the first six months of 2011 compared to $43.5 in 2010.  Both periods benefited from favorable reserve development.  In addition, results for the 2011 accident year reflect moderately lower loss ratios for casualty and surety products which have served to reduce the current year’s loss ratio by over 2 points.  The lower accident year loss ratios reflect an actuarial reassessment of improving loss trends and resulting favorable prior years’ loss development that has been evident in recent years despite an undercurrent of deteriorating pricing. The GAAP combined ratio totaled 73.8 in 2011, compared to 81.7 in 2010.  The Group’s loss ratio decreased to 31.3, from 41.7, while the Group’s expense ratio increased to 42.5 from 40.0.  The decrease in the Group’s loss ratio is primarily due to an increase in favorable reserve development in 2011.   Bonus and profit sharing-related expenses related to the favorable development totaled $5.4 million 2011, up from $3.7 million in 2010, which contributed to the increase in the Group’s expense ratio.

	For the Six-Month Periods
	Ended June 30,
	2011	2010
Gross premiums written (in thousands)
Casualty	$151,162	$155,247
Property	153,706	134,141
Surety	48,951	42,884
Total	$353,819	$332,272

Underwriting income (in thousands)
Casualty	$31,594	$14,208
Property	18,548	17,381
Surety	14,655	11,927
Total	$64,797	$43,516

Combined ratio
Casualty	72.1	88.0
Property	79.1	78.8
Surety	67.3	68.7
Total	73.8	81.7

Casualty

Gross premiums written for the casualty segment totaled $151.2 million for the first six months of 2011, a decrease of $4.1 million, or 3%, from the same period last year.  This segment continues to feel the pressure of the soft pricing environment and weak economy.  General liability, our largest casualty product, recorded gross premiums written of $46.3 million, a decrease of $8.5 million, or 16%, from the same period last year.  This decrease is the result of moderate pricing reductions and the weak economy in the construction-related component of the book, coupled with targeted re-underwriting in our habitational (owner, landlord and tenant) classes where loss trends have been unfavorable.  In addition, gross premiums written for transportation totaled $19.8 million for 2011, a decrease of $2.3 million, or 11%, from the same period last year due to competitive pressures.  On a positive note, our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market, posted $10.5 million in gross premiums written during the first six months of 2011, up $4.5 million, or 76%, from the same period last year. In April 2011, we closed the previously announced purchase of CBIC through an acquisition of its holding company, Data and Staff Service Co.  CBIC contributed $5.8 million of gross premiums written to the casualty segment.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns. The soft marketplace is likely to continue to challenge our ability to grow premium in this segment this year.

In total, the casualty segment recorded underwriting income of $31.6 million, compared to $14.2 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  In addition, 2011 results benefitted from moderately lower current accident year loss ratios which have served to reduce the current year loss and combined ratios. The lower accident year loss ratios reflect an actuarial reassessment of improving loss trends and resulting favorable prior years’ loss development that has been evident in recent years despite an undercurrent of deteriorating pricing. Products with favorable prior year development in 2011 include general liability, commercial and personal umbrella, transportation, specialty programs and executive products.  Due to positive emergence, during the first six months of 2011, we released reserves, improving the segment’s underwriting results by $40.0 million.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2009). Loss trends on shorter-tail casualty products, such as personal umbrella and transportation, remained favorable, and executive products reserves associated with the credit crisis have developed favorably. General liability has also continued to trend favorably.  From a comparative standpoint, results for 2010 included $22.5 million of favorable loss experience on prior accident years, primarily for commercial and personal umbrella, executive products, transportation, and specialty programs.  Accident years contributing the most to the release were 2005 through 2008 and on 2009 for some of the shorter-tail products.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minimal effect on the combined ratio, increasing the 2010 combined ratio to 88.0 from 87.4.  Overall, the combined ratio for the casualty segment was 72.1 for 2011 compared to 88.0 in 2010. The segment’s loss ratio was 34.3 in 2011 compared to 53.9 in 2010, driven by the higher amount of favorable development on prior accident years’ reserves and the aforementioned reductions in the current accident year loss ratios. The expense ratio for the casualty segment was 37.8 for the first six months of 2011 compared to 34.1 for the same period of 2010. Bonus and profit sharing-related expenses related to the favorable development totaled $2.8 million 2011 up from $2.0 million in 2010 which contributed to the increase in the Group’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $153.7 million for the first six months of 2011, an increase of $19.6 million, or 15%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  The property reinsurance program contributed $16.6 million in gross premiums written in the period, up 40%, or $4.7 million, from the same period last year.  Expansion of the program in the second quarter of 2011 led to $3.4 million of the overall property reinsurance increase.  In the fourth quarter of 2010, we launched our pet insurance coverage which contributed $2.7 million in the first six months of 2011.  We also saw growth in our crop reinsurance product, due largely to an increase in base commodity prices coupled with a slight increase in the ceding company’s policy count.  Crop business increased 30% from the same period last year to $29.9 million in gross premiums written for the year.  Two of our more mature products, difference-in-conditions (DIC) and marine, also grew in the first six months of 2011.  Gross premiums written for DIC totaled $24.1 million for the first six months of 2011, an increase of $1.7 million, or 8%, from the same period in 2010.  In addition, our marine division increased 14% to $30.9 million.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.

Underwriting income for the segment was $18.5 million for the six months of 2011, compared to $17.4 million for the same period in 2010.  Results for 2011 reflect $12.3 million of favorable development on prior years’ loss reserves, primarily on marine (2008 and 2009 accident years) and DIC coverages. The latter relates to a final claim for the Northridge earthquake (accident year 1994) that was favorably settled in the second quarter.  Offsetting those slightly was a $2.7 million increase in 2005 and 2008 hurricane reserves.  In addition for the first six months of 2011, we had $1.4 million of favorable development on prior year crop business.  We recorded a $1.4 million reduction in prior year crop reserves which was reduced by a $0.7 million increase in relating profit commissions.  Final settlement of the 2010 treaty year occurred in the current quarter.  Partially offsetting the favorable development, results for 2011 include $1.0 million in reserves established for losses associated with the Japan earthquake and tsunami, primarily on marine coverages, and $13.0 million for spring storm losses, concentrated in our fire product but also impacting our marine and facultative reinsurance products as well.  From a comparative standpoint, 2010 underwriting results included $0.4 million of net unfavorable development on prior years’ marine coverages and $3.5 million in Midwest and Southeast storm losses.

Segment results for 2011 translate into a combined ratio of 79.1, compared to 78.8 for the same period last year. The segment’s loss ratio was 41.7 in 2011 compared to 41.8 in 2010. From an expense standpoint, the segment’s expense ratio increased slightly to 37.4 for 2011 from 37.0 for 2010.

Surety

The surety segment recorded gross premiums written of $49.0 million for the first six months of 2011, an increase of $6.1 million, or 14%, from the same period last year.  As previously discussed in the casualty section, we closed the purchase of CBIC through an acquisition of its holding company, Data and Staff Service Co. in April 2011.  CBIC contributed $4.6 million of the premium growth in the surety segment. In addition, premium growth was experienced across the Group’s existing miscellaneous, commercial and energy lines. The segment recorded underwriting income of $14.7 million, compared to $11.9 million for the same period last year. Results for 2011 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $6.9 million.  Loss trends have remained favorable as the expected adverse impact of the economy has not fully materialized. In response, the current accident year loss ratios have been lowered, resulting in a reduction in the current year loss and combined ratios.  From a comparative standpoint, 2010 results include favorable loss development which improved the segment’s underwriting results by $6.7 million.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minor effect on the combined ratio, reducing the 2010 combined ratio to 68.7 from 70.6.  The combined ratio for the surety segment totaled 67.3 in 2011, versus the aforementioned 68.7 for the same period in 2010.  The segment’s loss ratio was 2.9 for 2011, compared to 3.8 for 2010 due to the aforementioned favorable development and reductions in the current accident year loss ratios.  From an expense standpoint, the segment’s expense ratio decreased slightly to 64.4 for 2011 from 64.9 for 2010.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

The capital markets were mixed during the first six months of 2011 as corporate earnings were better than expected while European sovereign debt and domestic government deficit concerns continued to keep interest rates depressed.  Interest rates decreased during the period and our duration decreased slightly to 4.4 from 4.6 at the end of 2010.

	6/30/2011		12/31/2010
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,467,391	74.5%	1,441,337	79.9%
Equity securities	329,467	16.7%	321,897	17.9%
Short-term investments	173,860	8.8%	39,787	2.2%
Total	1,970,718	100.0%	1,803,021	100.0%

Our current equity allocation represents 17% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first six months of 2011, net investment income decreased 5.6% from that reported for the same period in 2010.  In addition to a lower interest rate environment during the first six months of the year, the decline in investment income was driven by the close of the CBIC acquisition as RLI sold bonds to fund the purchase and acquired relatively lower yielding bonds with higher credit quality and shorter duration characteristics.  In addition, many of the CBIC bonds were acquired in an unrealized gain position and the accounting treatment calls for amortization of this premium back to par, which further reduced income.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2011 and 2010 were as follows:

	2011	2010
Pretax Yield
Taxable	4.39%	4.67%
Tax-Exempt	3.76%	3.78%
After-tax yield
Taxable	2.85%	3.04%
Tax-Exempt	3.56%	3.58%

The fixed income portfolio increased by $26.1 million in the first six months of 2011.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 3.1%.  The equity portfolio had a total return of 6.1% for the first two quarters of 2011.  Our equity portfolio increased by $7.6 million during the first six months of 2011, to $329.5 million.

We recognized a total of $14.5 million in net realized gains in the first six months of 2011, compared to net realized gains of $10.8 million in the first six months of 2010.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of June 30, 2011, including fair value, cost basis, and unrealized gains and losses.

	6/30/2011
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$15,962	$22,406	$6,444	$—	$6,444	40.4%
Consumer Staples	14,237	28,682	14,470	(25)	14,445	101.5%
Energy	10,787	25,855	15,074	(6)	15,068	139.7%
Financials	21,812	27,176	5,951	(587)	5,364	24.6%
Healthcare	6,754	17,305	10,617	(66)	10,551	156.2%
Industrials	18,825	34,713	15,982	(94)	15,888	84.4%
Materials	4,716	6,343	1,645	(18)	1,627	34.5%
Information Technology	20,669	30,046	10,174	(797)	9,377	45.4%
Telecommunications	4,760	10,505	5,745	—	5,745	120.7%
Utilities	34,982	52,504	17,545	(23)	17,522	50.1%
ETF	59,122	73,932	14,819	(9)	14,810	25.0%
	$212,626	$329,467	$118,466	$(1,625)	$116,841	55.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of June 30, 2011, we had $238.1 million in municipal securities.  As of June 30, 2011, approximately 27% of our municipal bond portfolio maintains an ‘AAA’ rating, and 93% of our municipal bond portfolio maintains an ‘AA’ or better rating.  At December 31, 2010, approximately 26% of our municipal bond portfolio had an ‘AAA’ rating, while 95% of our municipal bond portfolio held an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first six months of 2011 was 33% compared to 32% for the same period in 2010.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first six months of 2011 was higher due to an increase in underwriting income and a decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2011 and 2010 as a result of the following:

	2011		2010
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$38,609	35%	$30,461	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,208)	-1%	(1,871)	-2%
Dividends received deduction	(872)	-1%	(654)	-1%
Dividends paid deduction	(336)	0%	(299)	0%
Other items, net	276	0%	179	0%

Total tax expense	$36,469	33%	$27,816	32%

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

The following table summarizes cash flows for the six-month periods ended June 30, 2011 and 2010:

	2011	2010
	(in thousands)
Operating cash flows	$83,866	$35,459
Investing cash flows	$(75,061)	$(5,106)
Financing cash flows	$(8,805)	$(30,353)
Total	$—	$—

Cash flows from operating activities increased during the first six months of 2011 compared to that reported for the same period in 2010, due largely to a $50.0 million cash deposit that we received from a commercial surety customer in lieu of a letter of credit.  This is a timing issue and will flow out of cash next quarter when the customer provides the customary letter of credit.  Related increases can be seen on the balance sheet in the “Short-term investments” and “Funds held” line items.  Our purchase of CBIC resulted in a higher use of cash for investing activities during the first six months of 2011, compared to 2010.  Fewer shares repurchased reduced the use of cash from financing activities for the first half of 2011 compared to the same period in 2010.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at June 30, 2011 was $108.3 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of June 30, 2011, we had short-term investments and other investments maturing within one year of approximately $186.3 million and investments of $383.9 million maturing within five years.  As of June 30, 2011, our short-term investments were held in government and prime funds within multiple fund families, including JP Morgan, DWS Investments, and Western Assets.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of June 30, 2011, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2011, our investment portfolio had a book value of $1.8 billion. Invested assets at June 30, 2011, increased by $167.7 million from December 31, 2010.

As of June 30, 2011, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$412,236	$408,212	$(4,024)	20.8%	AAA
Corporates	396,778	418,656	21,878	21.3%	A
Mortgage-backed	249,136	261,174	12,038	13.3%	AAA
Asset-backed	67,558	69,654	2,096	3.5%	AAA
Treasuries	67,044	67,538	494	3.4%	AAA
Munis	232,702	238,101	5,399	12.1%	AA
Total Fixed Income	$1,425,454	$1,463,335	$37,881	74.4%	AA

Equities	$212,626	$329,467	$116,841	16.8%

Short-term investments	$173,860	$173,860	$—	8.8%

Total Portfolio	$1,811,940	$1,966,662	$154,722	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of June 30, 2011, our fixed income portfolio had the following rating distribution:

AAA	60.1%
AA	14.0%
A	17.0%
BBB	8.3%
NR	0.6%
0.0%
Total	100.0%

As of June 30, 2011, the duration of the fixed income portfolio was 4.4 years. Our fixed income portfolio remained well diversified, with 600 individual issues as of June 30, 2011.

Our investment portfolio has limited exposure to structured asset-backed products. As of June 30, 2011, we had $12.1 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2011 we did not hold any securities that are classified as subprime home equity. We had $57.5 million in securities backed by commercial mortgages and $261.2 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was 3.5 percent of our investment portfolio as of June 30, 2011.

At June 30, 2011, our equity portfolio had a fair value of $329.5 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2011, our equity portfolio had a dividend yield of 2.7% compared to 1.8% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 123 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2011, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt), $0.3 million short-term note, and $864.4 million of shareholders’ equity. Debt outstanding comprised 11.6% of total capital as of June 30, 2011.

We paid a quarterly cash dividend of $0.30 per share on June 20, 2011, a 3% increase over the prior quarter.  We have paid dividends for 140 consecutive quarters and increased dividends in each of the last 36 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2011 without prior approval is $129.3 million which represents RLI Insurance Company’s net income for 2010.  A dividend of $25 million was paid by RLI Insurance Company to RLI Corp. on June 29, 2011.  This was the only dividend paid in the first six months of 2011.  Other dividends paid in the previous six months totaled $168.0 million, making the total for the rolling 12-month period $193.0 million.  Of the 12-month total, both the June 2011 dividend of $25 million and a December, 2010 dividend of $150 million were paid by RLI Insurance Co. as an extraordinary dividend after seeking and receiving approval from the Illinois regulatory authorities in June, 2011 and November, 2010 respectively. The extraordinary dividend was paid to RLI Corp. in December 2010 and was used to support the special dividend paid to shareholders on December 20, 2010.  The extraordinary dividend paid to RLI Corp. in June, 2011 provided additional capital to RLI Corp. and was used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $3.0 million for the first six months of 2011 and 2010.  As of June 30, 2011, outstanding debt balances totaled $100.3 million, compared to $100.0 million at June 30, 2010.  Debt balances at June 30, 2011 were comprised of $100.0 million in senior notes as well as $0.3 million in short term debt incurred by CBIC.  Debt balances at June 30, 2010 were only comprised of the $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the six-month periods ended June 30, 2011 and 2010:

	2011	2010
Line of Credit	NA	NA
Reverse repurchase agreements	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Consolidated revenues, as displayed in the table that follows, totaled $156.1 million for the second quarter of 2011 compared to $142.8 million for the same period in 2010.

	For the Three-Month Period
	Ended June 30,
	2011	2010
Consolidated revenues (in thousands)
Net premiums earned	$130,826	$121,758
Net investment income	15,180	16,765
Net realized investment gains	10,050	4,291
Total consolidated revenue	$156,056	$142,814

Consolidated revenue for the second quarter of 2011 increased $13.2 million, or 9%, from the same period in 2010.  Net premiums earned for the Group increased for the quarter due to the growth of our crop reinsurance program as well as our acquisition of CBIC which contributed $7.9 million in net premiums earned.  Net investment income decreased 10% to $15.2 million.  Net realized investment gains totaled $10.1 million in the second quarter of 2011, compared to $4.3 million in 2010.

Net after-tax earnings for the second quarter of 2011 totaled $47.4 million, $2.22 per diluted share, compared to $35.0 million, $1.65 per diluted share, for the same period in 2010.  In the second quarter of 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $48.4 million. Partially offsetting the current year favorable development was $13.0 million in spring storm losses.  Comparatively, in the second quarter of 2010, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $22.0 million, partially offset by $3.5 million in Midwest and Southeast storm losses. Bonus and profit sharing-related expenses related to the favorable development on prior years’ reserves totaled $4.2 million in 2011 and $3.0 million in 2010.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  These three areas were also impacted in the quarter by the acquisition of CBIC.  Policy acquisition costs increased $4.9 million, or 13%, from the same period in 2010.  The bulk of that increase ($3.6 million) was due to CBIC while the remainder was due to bonus and profit sharing-related expenses.  Insurance operating expenses increased 48% to $12.1 million.  Of the total $4.0 million change, $1.6 million can be attributed to CBIC, and $2.1 million to bonus and profit sharing-related expenses.  General corporate expenses also advanced during the quarter, up 27% to $2.0 million for the second quarter of 2011.  The entire increase was bonus-related.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital). In addition, in 2011, we recorded $0.2 million in profit commissions on the reduction in crop reserves.

During the second quarter of 2011, equity in earnings of unconsolidated investee totaled $3.9 million from Maui Jim.  The second quarter of 2010 reflected $3.4 million in Maui Jim income.

Results for the second quarter of 2011 included pretax net realized gains of $10.1 million, compared to $4.3 million, for the same period last year. Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $50.1 million, $2.35 per diluted share, for the second quarter of 2011, compared to $23.2 million, $1.09 per diluted share, for the same period in 2010. Unrealized gains, net of tax, for the second quarter of 2011 were $2.7 million, compared to unrealized losses, net of tax, of $11.8 million for the same period in 2010. Current asset allocation strategies have focused on continuing to reduce municipal exposures where we believe financial conditions are weakened due to a slowing economy and reallocating proceeds into high quality, low duration fixed income securities.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 10% to $210.5 million for the second quarter of 2011 from $191.0 million in the second quarter of 2010.  Expansion efforts, most notably through the acquisition of CBIC and new product offerings, fueled growth in the second quarter of 2011.  Property and surety segments writings advanced while casualty writings were flat.  Underwriting income for the Group increased $15.0 million to $45.8 million for the second quarter of 2011.  Both periods benefited from favorable development on prior accident years’ loss releases, while 2011 results were offset somewhat by second-quarter spring storm losses.  The GAAP combined ratio totaled 65.0 in 2011, compared to 74.7 in 2010. The reduction in 2011 is primarily the result of greater favorable development on prior accident years’ losses and moderately lower loss ratios across all segments.

	For the Three-Month Period
	Ended June 30,
	2011	2010
Gross premiums written (in thousands)
Casualty	$85,616	$85,385
Property	97,418	83,806
Surety	27,462	21,775
Total	$210,496	$190,966

Underwriting income (in thousands)
Casualty	$26,920	$13,594
Property	9,167	9,334
Surety	9,678	7,873
Total	$45,765	$30,801

Combined ratio
Casualty	53.9	76.8
Property	80.9	78.6
Surety	60.6	59.6
Total	65.0	74.7

Casualty

Gross premiums written for the casualty segment were relatively flat, totaling $85.6 million for the second quarter of 2011, compared to $85.4 million from the same period last year.  While the rate of decline improved from the first quarter’s postings, the improvement was due largely to the addition of CBIC.  The segment continues to feel the pressure of the soft pricing environment and weak economy.  The acquisition of CBIC contributed $5.8 million of gross premiums written to the casualty segment. In addition, our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market,  posted $5.4 million in gross premiums written during the second quarter of 2011, up $2.3 million, or 73%, from the same period last year.  Executive products also advanced during the second quarter, up 7% to $13.6 million of gross premiums written.  General liability, our largest casualty product, recorded gross premiums written of $25.0 million for the second quarter of 2011, down 18% from the same period last year.  This decrease is the result of moderate pricing reductions and the weak economy in the construction-related component of the book, coupled with targeted re-underwriting in our habitational (owner, landlord and tenant) classes where loss trends have been unfavorable.  Specialty program gross premiums written totaled $0.7 million for 2011, a decrease of $1.0 million, or 61%, from the second quarter of 2010. This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business. Transportation recorded gross premiums written of $9.9 million for the second quarter of 2011, down $1.5 million, or 13% from the same period last year.

In total, the casualty segment recorded underwriting income of $26.9 million, compared to $13.6 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves, but the impact in 2011 was nearly double that of 2010.  Products with favorable development in 2011 included commercial and personal umbrella, transportation, specialty programs and general liability.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2009).  Due to positive emergence, during the second quarter of 2011, we released reserves which improved the segment’s underwriting results by $31.8 million.  From a comparative standpoint, results for 2010 included $17.0 million of favorable loss experience on prior accident years, primarily for commercial and personal umbrella, transportation, executive products and specialty program. In addition, as previously noted, 2011 results also benefitted from moderately lower current accident year loss ratios which have also served to reduce the current year loss and combined ratios.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minimal effect on the combined ratio, increasing the 2010 combined ratio to 76.8 from 76.4. Overall, the combined ratio for the casualty segment was 53.9 for 2011 compared to 76.8 in 2010. The segment’s loss ratio was 14.8 in 2011 compared to 43.7 in 2010.  The decrease is due to the aforementioned increase in favorable development in 2011 on prior accident years.  The expense ratio for the casualty segment was 39.1 for the second quarter of 2011 compared to 33.1 for the same period of 2010.  Bonus and profit sharing-related expenses related to the favorable development totaled $2.2 million 2011 up from $1.6 million in 2010 which contributed to the increase in the segment’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $97.4 million for the second quarter of 2011, an increase of $13.6 million, or 16%, from the same period last year.  The increase is attributable to recent product launches and expansion of existing products.  We saw growth in our crop reinsurance product, due largely to an increase in base commodity prices coupled with a slight increase in the ceding company’s policy count.  Crop business increased 33% from the same period last year to $23.9 million in gross premiums written for the quarter.  We also saw an increase in the property reinsurance program, which contributed $11.1 million in gross premiums written in the period, up 38%, or $3.0 million, from the same period last year.  Expansion of the program in the second quarter of 2011 led to the entire overall property reinsurance increase.  In the fourth quarter of 2010, we launched our pet insurance coverage which contributed $1.4 million of gross premiums written during the second quarter.  In addition, one of our more mature products, marine, grew by 14% to $17.0 million in the second quarter of 2011.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.

Underwriting income for the segment was $9.2 million for the second quarter of 2011, compared to $9.3 million for the same period in 2010.  Results for 2011 included $13.0 million of storm losses and a $2.7 increase in 2005 and 2008 hurricane reserves, which were partially offset by $10.9 million of favorable development on prior years’ loss reserves and $0.4 million of favorable development on prior year crop business.  Products with favorable prior year development in 2011 include marine (primarily 2008-2009 accident years) and DIC (1994 accident year). The latter relates to a final claim for the Northridge earthquake that was favorably settled in the second quarter.  In addition, we recorded a $0.4 million reduction in prior year crop reserves which was reduced by a $0.2 million increase in relating profit commissions.  Final settlement of the 2010 treaty year occurred in the current quarter.  From a comparative standpoint, underwriting results for 2010 included $3.5 million in Midwest and southeast storm losses.

Segment results for 2011 translate into a combined ratio of 80.9 compared to 78.6 for the same period last year. The segment’s loss ratio increased to 47.3 from 46.4 in 2010.  Although the loss ratio was positively impacted by the aforementioned favorable development on prior years’ loss reserves, the increase from last year was primarily driven by the offsetting increase in storm losses in the quarter. From an expense standpoint, the segment’s expense ratio for the second quarter was 33.6 for 2011, compared to 32.2 in 2010. Bonus and profit sharing-related expenses related to the favorable development totaled $1.0 million 2011 up from $0.5 million in 2010 which contributed to the increase in the segment’s expense ratio.

Surety

The surety segment recorded gross premiums written of $27.5 million for the second quarter of 2011, an increase of $5.7 million, or 26%, from the same period last year.  CBIC contributed $4.6 million of the premium growth in the surety segment. In addition, premium growth was experienced across the Group’s existing miscellaneous and commercial lines. The surety segment recorded underwriting income of $9.7 million, compared to $7.9 million for the same period last year. Results for 2011 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $5.4 million.  Loss trends have remained favorable as the expected adverse impact of the economy has not fully materialized. In response, the current accident year loss ratios have been lowered, resulting in a reduction in the current year loss and combined ratios.  From a comparative standpoint, 2010 results included favorable loss development which improved the segment’s underwriting results by $5.0 million.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minimal effect on the combined ratio, decreasing the 2010 combined ratio to 59.6 from 60.9.  The combined ratio for the surety segment totaled 60.6 for the second quarter of 2011, versus 59.6 for the same period in 2010.  The segment’s loss ratio was -3.9 for 2011, compared to -4.3 for 2010, as both years were favorably impacted by the aforementioned favorable reserve development.  The favorable loss trends also led to lower current accident year booking ratios.  The expense ratio was 64.5 compared to 63.9.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $15.2 million during the second quarter of 2011, a decrease of 9.5% from that reported for the same period in 2010.  In addition to a lower interest rate environment during the quarter, the decline in investment income was driven by the close of the CBIC acquisition as RLI sold bonds to fund the purchase and acquired relatively lower yielding bonds with higher credit quality and shorter duration characteristics.  In addition, many of the CBIC bonds were acquired in an unrealized gain position and the accounting treatment calls for amortization of this premium back to par, which further reduced income. On an after-tax basis, investment income decreased by 10.2%.

Yields on our fixed income investments for the second quarter of 2011 and 2010 are as follows:

	2Q 2011	2Q 2010
Pretax Yield
Taxable	4.30%	4.56%
Tax-Exempt	3.74%	3.88%
After-tax yield
Taxable	2.80%	2.96%
Tax-Exempt	3.54%	3.67%

We recognized $10.1 million in realized gains in the second quarter of 2011, compared to realized gains of $4.3 million in the second quarter of 2010.  Investment gains during the quarter primarily related to the sale of equities and corporate bonds.  These sales were made to raise the final amount of cash to finance the acquisition of CBIC.

We did not record any realized losses associated with OTTI of securities during the second quarter of 2011.

At June 30, 2011, we did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the second quarter of 2010, there were no losses associated with impaired securities.

INCOME TAXES

Our effective tax rate for the second quarter of 2011 was 34% compared to 33% for the same period in 2010.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the second quarter of 2011 was higher due to an increase in underwriting profit and slight decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2011 and 2010 as a result of the following:

	2011		2010
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$24,992	35%	$18,280	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(594)	-1%	(860)	-2%
Dividends received deduction	(438)	0%	(331)	-1%
Dividends paid deduction	(169)	0%	(153)	0%
Other items, net	233	0%	299	1%

Total tax expense	$24,024	34%	$17,235	33%

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.  We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” with 91% rated “A” or better by at least one nationally recognized rating organization.

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

Except for the change noted below, no changes were made to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In April 2011, we acquired 100 percent of the common stock equity of Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co.  As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of our company.  Management intends to exclude the internal controls of CBIC from its annual assessment of the effectiveness of our internal control over financial reporting (Section 404) for 2011. This exclusion is in accordance with rules issued by the Securities and Exchange Commission allowing an assessment of a recent business combination to be omitted from management’s report on internal control over financial reporting in the year of consolidation.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - There were no material changes to report.

Item 1A.  Risk Factors - There were no material changes to report.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the second quarter of 2011, we repurchased 47,100 shares for $2.8 million under the plans.  The transactions occurred pursuant to open market purchases.  We have $91.3 million of remaining capacity from the repurchase program.

The table below shows our repurchases of the Company’s common stock during the second quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2011 - April 30, 2011	—	$—	—	$94,124,732
May 1, 2011 - May 31, 2011	—	—	—	94,124,732
June 1, 2011 - June 30, 2011	47,100	59.06	47,100	91,342,879
Total	47,100		47,100	$91,342,879

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    (Removed and Reserved).

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

Date: August 5, 2011