Form 10-Q
period 2011-09-30
RLI CORP
filed 2011-10-31
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2011, the number of shares outstanding of the registrant’s Common Stock was 21,081,400.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods Ended September 30,
(in thousands, except per share data)	2011	2010

Net premiums earned	$146,552	$128,334
Net investment income	15,954	16,762
Net realized investment gains (losses)	80	4,527
Other-than-temporary impairment (OTTI) losses on investments	(257)	—
Consolidated revenue	162,329	149,623
Losses and settlement expenses	64,802	55,823
Policy acquisition costs	46,712	40,624
Insurance operating expenses	10,302	10,161
Interest expense on debt	1,513	1,512
General corporate expenses	1,594	2,148
Total expenses	124,923	110,268
Equity in earnings of unconsolidated investee	713	1,648
Earnings before income taxes	38,119	41,003
Income tax expense	12,062	13,038
Net earnings	$26,057	$27,965

Other comprehensive earnings (loss), net of tax	(14,331)	30,476
Comprehensive earnings	$11,726	$58,441

Earnings per share:
Basic:

Basic net earnings per share	$1.24	$1.34
Basic comprehensive earnings per share	$0.56	$2.79

Diluted:

Diluted net earnings per share	$1.22	$1.33
Diluted comprehensive earnings per share	$0.55	$2.77

Weighted average number of common shares outstanding
Basic	21,089	20,931
Diluted	21,335	21,090

Cash dividends declared per common share	$0.30	$0.29

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods Ended September 30,
(in thousands, except per share data)	2011	2010

Net premiums earned	$393,429	$366,356
Net investment income	47,437	50,127
Net realized investment gains	14,602	15,281
Other-than-temporary impairment (OTTI) losses on investments	(257)	—
Consolidated revenue	455,211	431,764
Losses and settlement expenses	142,036	155,152
Policy acquisition costs	129,813	118,804
Insurance operating expenses	32,047	27,158
Interest expense on debt	4,537	4,537
General corporate expenses	5,563	5,406
Total expenses	313,996	311,057
Equity in earnings of unconsolidated investee	7,215	7,327
Earnings before income taxes	148,430	128,034
Income tax expense	48,531	40,854
Net earnings	$99,899	$87,180

Other comprehensive earnings (loss), net of tax	(6,323)	27,986
Comprehensive earnings	$93,576	$115,166

Earnings per share:
Basic:

Basic net earnings per share	$4.74	$4.14
Basic comprehensive earnings per share	$4.44	$5.47

Diluted:

Diluted net earnings per share	$4.68	$4.11
Diluted comprehensive earnings per share	$4.39	$5.42

Weighted average number of common shares outstanding
Basic	21,063	21,043
Diluted	21,324	21,233

Cash dividends declared per common share	$0.89	$0.86

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2011	2010

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,211,759	$1,132,064
Held-to-maturity, at amortized cost	318,428	309,258
Trading, at fair value	8	15
Equity securities, at fair value	331,301	321,897
Short-term investments, at cost	155,970	39,787
Total investments	2,017,466	1,803,021
Accrued investment income	12,144	14,615
Premiums and reinsurance balances receivable	119,771	107,391
Ceded unearned premium	59,298	62,631
Reinsurance balances recoverable on unpaid losses	341,986	354,163
Deferred policy acquisition costs	95,365	74,435
Property and equipment	19,502	18,370
Investment in unconsolidated investees	51,258	43,358
Goodwill and intangibles	60,733	26,214
Other assets	16,840	10,394
TOTAL ASSETS	$2,794,363	$2,514,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,179,993	$1,173,943
Unearned premiums	361,591	301,537
Reinsurance balances payable	22,687	23,851
Funds held	109,592	32,072
Income taxes-deferred	31,917	33,930
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	55,165	42,436
Other liabilities	65,933	15,447
TOTAL LIABILITIES	$1,926,878	$1,723,216

Shareholders’ Equity
Common stock ($1 par value)
(32,542,327 shares issued at 9/30/11)
(32,317,691 shares issued at 12/31/10)	32,542	32,318
Paid-in capital	222,756	215,066
Accumulated other comprehensive earnings	89,669	95,992
Retained earnings	915,517	834,375
Deferred compensation	8,745	6,474
Less: Treasury shares at cost
(11,465,107 shares at 9/30/11)
(11,353,151 shares at 12/31/10)	(401,744)	(392,849)
TOTAL SHAREHOLDERS’ EQUITY	867,485	791,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,794,363	$2,514,592

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods Ended September 30,
(in thousands)	2011	2010

Net cash provided by operating activities	$115,922	$87,867
Cash Flows from Investing Activities
Investments purchased	(608,538)	(774,532)
Investments sold	353,781	218,083
Investments called or matured	340,321	512,650
Net change in short-term investments	(45,612)	(7,648)
Net property and equipment purchased	(2,507)	(1,297)
Investment in CBIC	(135,900)	—
Net cash used in investing activities	$(98,455)	$(52,744)

Cash Flows from Financing Activities
Cash dividends paid	$(18,757)	$(17,932)
Stock option plan share issuance	4,754	4,152
Excess tax benefit from exercise of stock options	3,160	2,515
Treasury shares purchased	(6,624)	(23,858)
Net cash used in financing activities	$(17,467)	$(35,123)

Net increase in cash	—	—
Cash at the beginning of the period	—	—
Cash at September 30	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2011 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. Certain reclassifications were made to the prior year’s financial statements to conform to the classifications used in the current year. Specifically, on our balance sheet, the amount of funds held was broken out separately from other liabilities.  Also, the fidelity division was reclassified to the casualty segment from the surety segment.  See further discussion regarding the reclassification in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information.”  The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

We adopted ASU 2010-28 on January 1, 2011.  The adoption did not have an impact on our financial statements as the carrying value of the reporting unit related to our goodwill at the beginning of the reporting period is positive and there have been no triggering events that would suggest possible impairment.  During 2011, we recognized additional goodwill related to our recent acquisition of CBIC.

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

Deferred acquisition costs may include agent and broker commissions, salaries of certain employees involved in underwriting and policy issuance, and medical and inspection fees. Previous accounting guidance described deferred acquisition costs as those that “vary with and are primarily related to” the acquisition of new and renewal insurance contracts. This resulted in some entities deferring only direct and incremental costs while others included certain indirect costs. Others deferred costs for all acquisition efforts, including rejected contracts.

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

We are currently assessing our estimate of the impact of adopting the ASU on our financial statements.

ASU 2011-08, Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment

On September 15, 2011, the FASB issued ASU 2011-08 which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is more likely than not that the fair value of a reporting unit is less that its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  Goodwill must be tested for impairment at least annually, and prior to this ASU, a two-step test was required to assess goodwill for impairment.  In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount.  If the fair value is less than the carrying amount, Step 2 is used to measure the amount of goodwill impairment, if any.

The ASU applies to both public and nonpublic entities and is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We have not early adopted this ASU and do not believe it will have a material effect on our financial statements.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  The portion of goodwill which relates solely to our surety segment totaled $26.2 million at September 30, 2011 and December 31, 2010 and is included in the total goodwill and intangibles on the balance sheet of $60.7 million at September 30, 2011.  Annual impairment testing was performed during the second quarter of 2011.  Based upon this review, this asset was not impaired.  In addition, as of September 30, 2011, there were no triggering events that had occurred that would suggest an updated review was necessary.

The remaining $34.5 million of goodwill and intangibles relates to our purchase of CBIC in April 2011.  Intangible assets with definite lives are amortized against future operating results.  Amortization of intangible assets was $0.2 million for the third quarter of 2011 and $0.3 million since acquisition on April 28, 2011.  We are still in the process of evaluating the acquisition under ASC Topic 805, Business Combinations.  (See Note 6 to the unaudited condensed consolidated interim financial statements).

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2011			Ended September 30, 2010
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$26,057	21,089	$1.24	$27,965	20,931	$1.34
Effect of Dilutive Securities
Stock Options	—	246		—	159

Diluted EPS
Income available to common shareholders	$26,057	21,335	$1.22	$27,965	21,090	$1.33

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2011			Ended September 30, 2010
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$99,899	21,063	$4.74	$87,180	21,043	$4.14
Effect of Dilutive Securities
Stock options	—	261		—	190

Diluted EPS
Income available to common shareholders	$99,899	21,324	$4.68	$87,180	21,233	$4.11

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

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of September 30, 2011 and December 31, 2010, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2011, as the market value of fixed income securities have increased as a result of lower interest rates which have offset the decline in equity markets.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2011

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

Treasuries
Fair value	$6,317	$—	$6,317
Cost or Amortized Cost	6,339	—	6,339
Unrealized Loss	(22)	—	(22)

Agencies
Fair value	$35,364	$17,997	$53,361
Cost or Amortized Cost	35,489	18,039	53,528
Unrealized Loss	(125)	(42)	(167)

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO*
Fair value	$2,305	$—	$2,305
Cost or Amortized Cost	2,341	—	2,341
Unrealized Loss	(36)	—	(36)

Corporate
Fair value	$83,711	$20,383	$104,094
Cost or Amortized Cost	86,809	21,155	107,964
Unrealized Loss	(3,098)	(772)	(3,870)

Municipals
Fair value	$17,132	$1,862	$18,994
Cost or Amortized Cost	17,266	1,872	19,138
Unrealized Loss	(134)	(10)	(144)

Subtotal, debt securities
Fair value	$144,829	$40,242	$185,071
Cost or Amortized Cost	148,244	41,066	189,310
Unrealized Loss	(3,415)	(824)	(4,239)

Common Stock
Fair value	$42,769	$—	$42,769
Cost or Amortized Cost	50,013	—	50,013
Unrealized Loss	(7,244)	—	(7,244)

Total
Fair value	$187,598	$40,242	$227,840
Cost or Amortized Cost	198,257	41,066	239,323
Unrealized Loss	(10,659)	(824)	(11,483)

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

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2011 and December 31, 2010 were as follows:

Available-for-sale

(in thousands)

	9/30/2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$165,399	$1,274	$(56)	$166,617
Corporates	433,662	30,167	(3,470)	460,359
Mortgage-backed	239,596	16,477	—	256,073
ABS/CMO*	60,598	2,022	(36)	62,584
Treasuries	21,511	486	(22)	21,975
Municipals	234,459	9,836	(144)	244,151
Total Fixed Income	$1,155,225	$60,262	$(3,728)	$1,211,759

Available-for-sale

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
Agencies	$103,133	$869	$(1,789)	$102,213
Corporates	449,651	26,259	(2,977)	472,933
Mortgage-backed	243,364	11,584	(807)	254,141
ABS/CMO*	47,494	2,457	(36)	49,915
Treasuries	15,771	244	(191)	15,824
Municipals	234,456	4,823	(2,241)	237,038
Total Fixed Income	$1,093,869	$46,236	$(8,041)	$1,132,064

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2011, and December 31, 2010:

	9/30/2011		12/31/2010
AFS	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$503	$503	$2,004	$2,021
After 1 but within 5 years	4,728	4,981	4,796	5,026
After 5 but within 10 years	93,295	93,756	39,988	39,712
After 10 years*	66,873	67,377	56,345	55,454
Total	165,399	166,617	103,133	102,213

Corporates
Due within 1 year	$—	$—	$1,001	$1,010
After 1 but within 5 years	101,114	107,229	96,768	101,864
After 5 but within 10 years	311,732	332,629	327,171	345,049
After 10 years	20,816	20,501	24,711	25,010
Total	433,662	460,359	449,651	472,933

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	3,402	3,645	2,521	2,677
After 10 years*	236,194	252,428	240,843	251,464
Total	239,596	256,073	243,364	254,141

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	3,147	3,262	4,882	5,137
After 5 but within 10 years	4,099	4,584	4,099	4,567
After 10 years*	53,352	54,738	38,513	40,211
Total	60,598	62,584	47,494	49,915

Treasuries
Due within 1 year	$6,097	$6,143	$3,865	$3,915
After 1 but within 5 years	15,414	15,832	7,012	7,192
After 5 but within 10 years	—	—	4,894	4,717
After 10 years*	—	—	—	—
Total	21,511	21,975	15,771	15,824

Municipals
Due within 1 year	$8,336	$8,470	$14,004	$14,113
After 1 but within 5 years	18,607	19,334	25,177	26,303
After 5 but within 10 years	100,602	105,654	74,770	77,028
After 10 years*	106,914	110,693	120,505	119,594
Total	234,459	244,151	234,456	237,038

TOTAL	$1,155,225	$1,211,759	$1,093,869	$1,132,064

* Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at September 30, 2011 and December 31, 2010 were as follows:

Held-to-maturity

(in thousands)

	9/30/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$299,554	$1,137	$(111)	$300,580
Corporates	15,000	—	(400)	14,600
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Municipals	3,874	160	—	4,034
Total Fixed Income	$318,428	$1,297	$(511)	$319,214

Held-to-maturity

(in thousands)

	12/31/2010
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
Agencies	$288,407	$607	$(6,688)	$282,326
Corporates	15,000	100	(125)	14,975
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Municipals	5,851	232	—	6,083
Total Fixed Income	$309,258	$939	$(6,813)	$303,384

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of September 30, 2011 and December 31, 2010:

	9/30/2011		12/31/2010
HTM	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Agencies
Due within 1 year	$2,001	$2,078	$4,086	$4,117
After 1 but within 5 years	1,972	2,158	3,960	4,351
After 5 but within 10 years	35,771	35,924	18,994	18,812
After 10 years*	259,810	260,420	261,367	255,046
Total	299,554	300,580	288,407	282,326

Corporates
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years	15,000	14,600	15,000	14,975
Total	15,000	14,600	15,000	14,975

Mortgage-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Asset-backed
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Treasuries
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	—	—	—	—

Municipals
Due within 1 year	$800	$803	$2,631	$2,685
After 1 but within 5 years	3,074	3,231	3,220	3,398
After 5 but within 10 years	—	—	—	—
After 10 years*	—	—	—	—
Total	3,874	4,034	5,851	6,083

TOTAL	$318,428	$319,214	$309,258	$303,384

*Investments with no stated maturities are included as contractual maturities of greater than 10 years.  Actual maturities may differ due to call or prepayment rights.

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2011 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$168,065	$164,460	$(3,605)	85.0%
2	BBB	Baa	21,245	20,611	(634)	15.0%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$189,310	$185,071	$(4,239)	100.0%

Short-term Investments

Short-term investments are carried at cost, which approximates fair value.  The balance at September 30, 2011 was $156.0 million compared to $39.8 million at December 31, 2010.  The increase was primarily due to a $50.0 million cash deposit that was received from a commercial surety customer in lieu of a letter of credit.  In addition, another $12.0 million of collateral was received from another surety customer in the third quarter of 2011.  Related increases can be seen in funds held on the balance sheet, as well as in our operating cash flows for the year.  These are timing issues and will flow out of cash when the customer provides the customary letter of credit and the collateral is released, respectively.

Evaluating Investments for OTTI

The fixed income portfolio contained 69 unrealized loss positions as of September 30, 2011. The $4.2 million in associated unrealized losses for these 69 securities represents 0.3% of the fixed income portfolio’s cost basis. Of these 69 securities, ten have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.8 million in unrealized losses.  The unrealized losses on these ten securities are due to changes in interest rates, and are not credit-specific issues.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in net earnings or other comprehensive earnings in the periods presented.

As of September 30, 2011, we held 46 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $7.2 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the 46 common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

Through September 30, 2011, we recognized $0.3 million in other-than-temporary impairment charges for equity securities. All charges were in our equity portfolio on securities we no longer had the intent to hold.  Comparatively, we did not recognize any OTTI losses on equity securities during the first nine months of 2010.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$8	$—	$8
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$8	$—	$8
Available-for-sale securities
Agencies	$—	$166,617	$—	$166,617
Corporates	—	460,359	—	460,359
Mortgage-backed	—	256,073	—	256,073
ABS/CMO*	—	62,584	—	62,584
Treasuries	—	21,975	—	21,975
Municipals	—	244,151	—	244,151
Equity	331,301	—	—	331,301
Total available-for-sale securities	$331,301	$1,211,759	$—	$1,543,060
Total	$331,301	$1,211,767	$—	$1,543,068

*Asset-backed & collateralized mortgage obligations

Included in the above table are acquired CBIC securities which were initially measured at fair value on the date of acquisition and evaluated as described above as of September 30, 2011.  See Note 6 for further discussion of the overall acquisition.

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

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month and nine-month periods ended September 30, 2011.

4.  STOCK BASED COMPENSATION

Our shareholder-approved RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010.  The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,227,445 stock options under this plan.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaces the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Since 2010, we have granted 461,500 stock options under the LTIP, including 254,450 thus far in 2011.

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

The following tables summarize option activity for the periods ended September 30, 2011 and 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	254,450	$58.97
Options exercised	(422,457)	$33.34		$11,220
Options canceled/forfeited	(24,350)	$45.84
Outstanding options at September 30, 2011	1,332,625	$47.14	5.96	$21,910
Exercisable options at September 30, 2011	628,725	$43.62	5.07	$12,551

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2010	1,583,803	$44.73
Options granted	203,200	$55.95
Options exercised	(218,645)	$32.91		$4,914
Options canceled/forfeited	(42,864)	$46.78
Outstanding options at September 30, 2010	1,525,494	$47.87	5.97	$13,353
Exercisable options at September 30, 2010	841,473	$44.30	5.02	$10,370

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2011, 254,450 options were granted with an average exercise price of $58.97 and an average fair value of $12.97.  We recognized $1.0 million of expense in the third quarter of 2011, and $2.6 million in the first nine months of 2011, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2011, and $0.9 million in the first nine months of 2011, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.0 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.7 million of expense in the third quarter of 2010, and $2.3 million in the first nine months of 2010. We recorded a tax benefit of $0.2 million in the third quarter of 2010, and $0.8 million in the first nine months of 2010, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2011	2010
Weighted-average fair value of grants	$12.97	$13.37
Risk-free interest rates	2.22%	2.68%
Dividend yield	1.89%	1.74%
Expected volatility	25.67%	25.91%
Expected option life	5.50 years	5.57 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2011	2010	2011	2010
Casualty	$60,626	$57,684	$173,937	$175,690
Property	59,226	50,167	148,015	132,133
Surety	26,700	20,483	71,477	58,533

Net premiums earned	$146,552	$128,334	$393,429	$366,356

Net investment income	15,954	16,762	47,437	50,127
Net realized gains (losses)	(177)	4,527	14,345	15,281

Total consolidated revenue	$162,329	$149,623	$455,211	$431,764

	NET EARNINGS		NET EARNINGS
	2011	2010	2011	2010
Casualty	$23,794	$8,977	$55,388	$23,185
Property	(1,926)	5,288	16,622	22,669
Surety	2,868	7,461	17,523	19,388

Net underwriting income	$24,736	$21,726	$89,533	$65,242

Net investment income	15,954	16,762	47,437	50,127
Net realized gains (losses)	(177)	4,527	14,345	15,281
General corporate expense and interest on debt	(3,107)	(3,660)	(10,100)	(9,943)
Equity in earnings of unconsolidated investee	713	1,648	7,215	7,327

Total earnings before income taxes	$38,119	$41,003	$148,430	$128,034
Income tax expense	12,062	13,038	48,531	40,854

Total net earnings	$26,057	$27,965	$99,899	$87,180

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2011	2010	2011	2010

Casualty
General liability	$20,693	$23,874	$63,817	$73,653
Commercial and personal umbrella	15,825	15,361	47,110	45,855
Commercial transportation	8,326	10,088	25,843	30,871
Executive products	4,455	4,015	13,013	11,752
P&C package business	6,126	—	10,235	—
Professional services	2,916	1,092	6,304	2,676
Specialty programs	948	1,604	3,377	5,717
Other	1,337	1,650	4,238	5,166
Total	$60,626	$57,684	$173,937	$175,690

Property
Commercial property	$20,295	$20,122	$60,894	$60,284
Marine	13,544	11,891	38,865	35,119
Crop reinsurance	14,873	11,478	22,207	17,478
Property reinsurance	6,491	3,834	14,860	10,803
Other property	4,023	2,842	11,189	8,449
Total	$59,226	$50,167	$148,015	$132,133

Surety	$26,700	$20,483	$71,477	$58,533
Grand Total	$146,552	$128,334	$393,429	$366,356

Effective January 2011, the fidelity division that was previously included in the surety segment was reclassified to the casualty segment.  All comparative periods have been reclassified to reflect the change.  This reclassification had a minimal effect on each segment and constituted a year-to-date increase of $0.5 million in casualty revenue (with a corresponding decrease in surety revenue) and a $1.0 million year-to-date decrease in net earnings for the casualty segment (with a corresponding increase for the surety segment).

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

During the second quarter, we began our integration of CBIC operations and personnel into the normal operations of our company and our fair value analysis on CBIC’s opening balance sheet.  The unaudited condensed consolidated interim financial statements include CBIC’s results of operations from April 28, 2011 and its assets and liabilities as of September 30, 2011.

Goodwill of $22.9 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, was recorded.  In addition, $11.9 million of separately identifiable intangible assets resulting from the valuations of trade name, insurance licenses, acquired software and agency-related relationships have been recognized ($11.6 million net of related amortization).  The valuation of insurance policies in force, including the value of business acquired (VOBA), and the related tax impacts are still being evaluated.  Our preliminary estimate of VOBA is included within deferred policy acquisition costs.  In accordance with GAAP, purchase accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process.

During the third quarter of 2011, CBIC contributed $14.0 million of gross premiums written ($24.3 million since acquisition on April 28, 2011).  Premium of $7.6 million impacted the casualty segment with the remaining $6.4 million going to the surety segment.  CBIC contributed an underwriting loss of $0.3 million and net investment income of $0.9 million in the third quarter.  Since acquisition, they added an underwriting loss of $0.5 million and net investment income of $1.1 million.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.  Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority ownership in Maui Jim, Inc. (Maui Jim), a private equity investment, has also enhanced overall returns. We have a diversified investment portfolio and balance our investment credit risk and related underwriting risks to minimize total potential exposure to any one security. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

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

Our property segment primarily includes commercial fire, earthquake, difference in conditions, marine, facultative and treaty assumed reinsurance, including crop, and select personal lines policies, including pet insurance and homeowners coverage in the state of Hawaii. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, by purchasing reinsurance, and through extensive use of computer-assisted modeling techniques. These techniques provide estimates of the concentration of risks exposed to catastrophic events.  Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease.  Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2011, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes result in a reasonable provision for reserves as of September 30, 2011.

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

For mortgage-backed securities and asset-backed securities that have significant unrealized loss positions and major rating agency downgrades, credit impairment is assessed using a cash flow model that estimates likely payments using security-specific collateral and transaction structure. All of our mortgage-backed and asset-backed securities remain AAA-rated by the major rating agencies and the fair value is not significantly less than amortized cost.  In addition, the current cash flow assumptions are the same assumptions used at purchase which reflects no credit issues at this time.

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

We consider uncertainties in income taxes and recognize those in our financial statements as required. As it relates to uncertainties in income taxes, our unrecognized tax benefits, including interest and penalty accruals, are not considered material to the unaudited condensed consolidated interim financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in income tax expense in the period in which they are incurred.

NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Consolidated revenues, as displayed in the table that follows, totaled $455.2 million for the first nine months of 2011 compared to $431.8 million for the same period in 2010.

	For the Nine-Month Periods
	Ended September 30,
	2011	2010
Consolidated revenues (in thousands)
Net premiums earned	$393,429	$366,356
Net investment income	47,437	50,127
Net realized investment gains	14,345	15,281
Total consolidated revenue	$455,211	$431,764

Consolidated revenue for the first nine months of 2011 increased $23.4 million, or 5%, from the same period in 2010 as net premiums earned for the Group increased 7% from 2010 levels. The acquisition of CBIC added $19.9 million in net premiums earned for the year.  New product initiatives over the last several years have also led to increases in the property and surety segments and have served to offset revenue declines in our casualty segment, which is most affected by the weak economy and continued rate softening.  Net investment income declined 5% to $47.4 million.  Investment income fell during the first nine months of the year as there was a lower average invested asset base for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of a special dividend paid in the fourth quarter of 2010 and the sale of bonds to fund the purchase of CBIC during the second quarter of 2011.  In addition, reinvestment rates subsequently declined during the third quarter of 2011.  We realized net investment gains of $14.3 million in the first nine months of 2011, compared to $15.3 million in the first nine months of 2010.

Net after-tax earnings for the first nine months of 2011 totaled $99.9 million, $4.68 per diluted share, compared to $87.2 million, $4.11 per diluted share for the same period in 2010.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $92.0 million. Partially offsetting the favorable development was $13.0 million in spring storm losses, $6.5 million in losses on Hurricane Irene and $1.0 million in reserves that were established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  Also offsetting the favorable development on prior years’ reserves, there was adverse current year loss experience on contract surety and marine coverages totaling $4.8 million.  There was nothing similar in 2010.  From a comparative standpoint, results for 2010 included $53.8 million of favorable development on prior years’ loss reserves, which was partially offset by $1.6 million in reinstatement premium on our marine coverages and $5.0 million in storm losses. Bonus and profit sharing-related expenses associated with these specific items totaled $8.2 million in 2011 and $6.4 million in 2010. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  In addition, in 2011, we recorded $0.7 million in profit commissions on the reduction in prior year crop reserves.

During the first nine months of 2011, equity in earnings of unconsolidated investee totaled $7.2 million from Maui Jim, Inc. (Maui Jim).  This result was $0.1 million lower than results for the same period last year.

Results for the first nine months of 2011 included pretax net realized investment gains of $14.3 million, compared to pretax net realized investment gains of $15.3 million for the same period last year. The majority of the 2011 gains relate to sales of corporate bonds and equity securities as we raised cash to fund the acquisition of CBIC.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses net of tax), totaled $93.6 million, $4.39 per diluted share, for the first nine months of 2011, compared to comprehensive earnings of $115.2 million, $5.42 per diluted share, for the same period in 2010. Unrealized losses, net of tax, for the first nine months of 2011 were $6.3 million, compared to unrealized gains of $28.0 million for the same period in 2010. During the first half of 2011, our asset allocation strategies focused on increasing short-term investments to finance the purchase of CBIC.  As interest rates continued to decline in third quarter, we focused on shorter-duration securities with step-up characteristics that hedge against rising interest rates.  In addition, we have increased our allocation to equities with higher yields.

Balance Sheet

The balance sheet also had significant fluctuations as of September 30, 2011 compared to December 31, 2010.  Deferred policy acquisition costs increased 28% from year-end as $12.9 million was added from the acquisition of CBIC and $1.2 million increased due to our crop reinsurance business.  Goodwill and intangibles increased by $34.5 million, all attributable to the CBIC acquisition.  Unearned premiums increased from year-end due to CBIC ($29.9 million) and an increase in crop reinsurance business ($12.8 million) during the year.  Funds held, as also mentioned in the “Liquidity and Capital Resources” discussion on operating cash flows, increased largely due to a $50.0 million cash deposit that was received from a commercial surety customer in lieu of a letter of credit.  In addition, another $12.0 million of collateral was received from another surety customer in the third quarter of 2011.  A related increase can be seen in short-term investments.  Accrued expenses increased 30% from the balance at December 31, 2010 primarily due to $10.5 million accrued prior to the acquisition date by CBIC for transaction-related bonuses.  Finally, other liabilities increased by $50.5 million from year-end due to the timing of securities settling, which increased our securities payable at the end of the third quarter.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 10% to $537.8 million for the first nine months of 2011. Expansion efforts, most notably through the acquisition of CBIC and new product offerings in the property and surety segments over the last several years, continued to fuel growth in 2011, while casualty writings (excluding CBIC) continued to decline slightly, albeit at a slower pace than seen in the prior year. Underwriting income for the Group increased to $89.5 million for the first nine months of 2011 compared to $65.2 in 2010.  Both periods benefited from favorable reserve development.  Offsetting that somewhat in 2011, $2.4 million was added to IBNR reserves for surety (contract surety) and another $2.4 million was added to property (marine), both for the current year.  The GAAP combined ratio totaled 77.2 in 2011, compared to 82.2 in 2010.  The Group’s loss ratio decreased to 36.1, from 42.4, while the Group’s expense ratio increased to 41.1 from 39.8.  The decrease in the Group’s loss ratio is primarily due to an increase in favorable reserve development in 2011.   Bonus and profit sharing-related expenses related to the favorable development totaled $8.2 million in 2011, up from $6.4 million in 2010, which contributed to the increase in the Group’s expense ratio.

	For the Nine-Month Periods
	Ended September 30,
	2011	2010
Gross premiums written (in thousands)
Casualty	$239,083	$235,134
Property	218,555	188,071
Surety	80,203	66,473
Total	$537,841	$489,678

Underwriting income (in thousands)
Casualty	$55,388	$23,185
Property	16,622	22,669
Surety	17,523	19,388
Total	$89,533	$65,242

Combined ratio
Casualty	68.2	86.8
Property	88.8	82.9
Surety	75.5	66.8
Total	77.2	82.2

Casualty

Gross premiums written for the casualty segment totaled $239.1 million for the first nine months of 2011, an increase of $4.0 million, or 2%, from the same period last year, due to the acquisition of CBIC.  This segment continues to feel the pressure of the soft pricing environment and weak economy.  General liability, our largest casualty product, recorded gross premiums written of $67.9 million, a decrease of $8.1 million, or 11%, from the same period last year.  This decrease is the result of moderate pricing reductions and the weak economy in the construction-related component of the book, coupled with targeted re-underwriting in our habitational (owner, landlord and tenant) classes where loss trends have been unfavorable.  In addition, gross premiums written for transportation totaled $32.3 million for 2011, a decrease of $4.7 million, or 13%, from the same period last year due to competitive pressures. On a positive note, our professional services product, which was launched in

2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market, posted $17.9 million in gross premiums written during the first nine months of 2011, up $7.6 million, or 74%, from the same period last year. In April 2011, we closed the previously announced purchase of CBIC through an acquisition of its holding company, Data and Staff Service Co.  CBIC contributed $13.3 million of gross premiums written to the casualty segment.  Despite competitive pressures in the casualty segment, we remained disciplined in writing only those accounts that we believe will provide adequate returns. Going forward, the soft marketplace is likely to continue to challenge our ability to grow premium in this segment.

In total, the casualty segment recorded underwriting income of $55.4 million, compared to $23.2 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  In addition, 2011 results benefitted from moderately lower current accident year loss ratios which have served to reduce the current year loss and combined ratios. The lower accident year loss ratios reflect an actuarial reassessment of improving loss trends and resulting favorable prior years’ loss development that has been evident in recent years despite an undercurrent of deteriorating pricing. Products with favorable prior year development in 2011 include general liability, commercial and personal umbrella, transportation, specialty programs and executive products.  Due to positive emergence, during the first nine months of 2011, we released reserves, improving the segment’s underwriting results by $68.9 million.  Offsetting that favorable development slightly, results include $0.5 million in Hurricane Irene losses.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2010). Loss trends on shorter-tail casualty products, such as personal umbrella and transportation, remained favorable, and executive products reserves associated with the credit crisis have developed favorably. General liability has also continued to trend favorably.  From a comparative standpoint, results for 2010 included $41.2 million of favorable loss experience on prior accident years, primarily for commercial and personal umbrella, transportation, executive products, specialty programs and general liability.  Accident years contributing the most to the release were 2005 through 2008.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minimal effect on the combined ratio, increasing the 2010 combined ratio to 86.8 from 86.4.  Overall, the combined ratio for the casualty segment was 68.2 for 2011 compared to 86.8 in 2010. The segment’s loss ratio was 30.9 in 2011 compared to 52.1 in 2010, driven by the higher amount of favorable development on prior accident years’ reserves and the aforementioned reductions in the current accident year loss ratios. The expense ratio for the casualty segment was 37.3 for the first nine months of 2011 compared to 34.7 for the same period of 2010. Bonus and profit sharing-related expenses related to the favorable development totaled $4.1 million 2011 up from $3.2 million in 2010 which contributed to the increase in the Group’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $218.6 million for the first nine months of 2011, an increase of $30.5 million, or 16%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  The property reinsurance program contributed $28.0 million in gross premiums written in the period, up 67%, or $11.3 million, from the same period last year.  Expansion of the program in 2011 led to $6.0 million of the overall property reinsurance increase.  In the fourth quarter of 2010, we launched our pet insurance coverage which contributed $4.3 million in the first nine months of 2011.  We also saw growth in our crop reinsurance product, due largely to an increase in base commodity prices coupled with a slight increase in the ceding company’s policy count.  Crop business increased 29% from the same period last year to $35.0 million in gross premiums written for the year.  Two of our more mature products, difference-in-conditions (DIC) and marine, also grew in the first nine months of 2011.  Gross premiums written for DIC totaled $35.4 million for the first nine months of 2011, an increase of $0.9 million, or 3%, from the same period in 2010.  In addition, our marine division increased 17% to $47.1 million.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.

Underwriting income for the segment was $16.6 million for the nine months of 2011, compared to $22.7 million for the same period in 2010.  Results for 2011 reflect $16.6 million of favorable development on prior years’ loss reserves, primarily on marine (2008 and 2009 accident years) and DIC coverages. The latter relates to a final claim for the Northridge earthquake (accident year 1994) that was favorably settled in the second quarter.  Offsetting those slightly was a $2.7 million increase in 2005 and 2008 hurricane reserves.  In addition for the first nine months of 2011, we had $1.4 million of favorable development on prior year crop business.  We recorded a $1.4 million reduction in prior year crop reserves which was reduced by a $0.7 million increase in relating profit commissions.  Final settlement of the 2010 treaty year occurred in the second quarter.  Offsetting the favorable development, results for 2011 include $1.0 million in reserves established for losses associated with the Japan earthquake and tsunami, primarily on marine coverages, $13.0 million for spring storm losses, concentrated in our fire product but also impacting our marine and facultative reinsurance products as well, and $6.0 million in losses on Hurricane Irene.  In addition, 2011 results also included $2.4 million of adverse current year development on marine coverages and a $2.9 million underwriting loss on crop business.  From a comparative standpoint, 2010 underwriting results included $0.9 million of favorable development on hurricane reserves, $0.3 million of net favorable development on prior years’ marine coverages and $5.0 million in storm losses.

Segment results for 2011 translate into a combined ratio of 88.8, compared to 82.9 for the same period last year. The segment’s loss ratio was 54.4 in 2011 compared to 47.0 in 2010 as a result of the increased storm and hurricane losses in 2011, as well as the increased adverse current year development on marine and crop business. From an expense standpoint, the segment’s expense ratio decreased slightly to 34.4 for 2011 from 35.9 for 2010.

Surety

The surety segment recorded gross premiums written of $80.2 million for the first nine months of 2011, an increase of $13.7 million, or 21%, from the same period last year.  As previously discussed in the casualty section, we closed the purchase of CBIC through an acquisition of its holding company, Data and Staff Service Co. in April 2011.  CBIC contributed $11.0 million of the premium growth in the surety segment. In addition, premium growth was experienced across the Group’s existing miscellaneous, commercial and energy lines. The segment recorded underwriting income of $17.5 million, compared to $19.4 million for the same period last year. Results for 2011 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $7.8 million.  Loss trends have remained favorable as the expected adverse impact of the economy has not fully materialized. However, offsetting this favorable development, adverse loss experience in the current year on contract surety led to an increase in IBNR reserves of $2.4 million in the third quarter.  The $2.4 million was largely due to claims against a single risk.  From a comparative standpoint, 2010 results include favorable loss development which improved the segment’s underwriting results by $9.8 million.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had a minor effect on the combined ratio, reducing the 2010 combined ratio to 66.8 from 68.1.  The combined ratio for the surety segment totaled 75.5 in 2011, versus the aforementioned 66.8 for the same period in 2010.  The segment’s loss ratio was 11.0 for 2011, compared to 2.5 for 2010 due to the higher adverse loss experience in the current year and the higher favorable development in the prior year.  From an expense standpoint, the segment’s expense ratio increased slightly to 64.5 for 2011 from 64.3 for 2010.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

The capital markets have been choppy during the first nine months of 2011. After improving during the first quarter and leveling off in the second quarter, capital markets hit major headwinds during the third quarter as fears of a fresh domestic recession and continued uncertainty in Europe roiled the markets. The effect of decreasing interest rates and our decision to hold more short-term investments decreased our duration to 3.5 from 4.6 at the end of 2010.

	9/30/2011		12/31/2010
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,530,195	75.9%	1,441,337	79.9%
Equity securities	331,301	16.4%	321,897	17.9%
Short-term investments	155,970	7.7%	39,787	2.2%
Total	2,017,466	100.0%	1,803,021	100.0%

Our current equity allocation represents 16% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first nine months of 2011, net investment income decreased 5.4% from that reported for the same period in 2010.  Investment income fell during the first nine months of the year as there was a lower average invested asset base for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of a special dividend paid in the fourth quarter of 2010 and the sale of bonds to fund the purchase of CBIC during the second quarter of 2011.  During the first half of the year, we sold bonds to fund the purchase and acquired relatively lower yielding bonds with higher credit quality and shorter duration characteristics. In addition, many of the CBIC bonds were acquired in an unrealized gain position and the accounting treatment calls for amortization of this premium back to par, which further reduced income.   In addition, reinvestment rates subsequently declined during the third quarter of 2011.

The average annual yields on our fixed income investments (excluding short-term investments) for the first nine months of 2011 and 2010 were as follows:

	2011	2010
Pretax Yield
Taxable	4.22%	4.59%
Tax-Exempt	3.64%	3.77%
After-tax yield
Taxable	2.74%	2.98%
Tax-Exempt	3.45%	3.57%

The fixed income portfolio increased by $88.9 million in the first nine months of 2011.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 5.5%.  The equity portfolio had a total return of -4.5% for the first three quarters of 2011.  Our equity portfolio increased by $9.4 million during the first nine months of 2011, to $331.3 million, due to an increased allocation to equity securities.

We recognized a total of $14.3 million in net realized gains in the first nine months of 2011, compared to net realized gains of $15.3 million in the first nine months of 2010.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of September 30, 2011, including fair value, cost basis, and unrealized gains and losses.

	9/30/2011
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$19,375	$23,794	$4,462	$(43)	$4,419	22.8%
Consumer Staples	17,879	31,446	14,213	(646)	13,567	75.9%
Energy	12,401	23,377	11,211	(235)	10,976	88.5%
Financials	25,476	25,418	2,580	(2,638)	(58)	-0.2%
Healthcare	8,368	17,470	9,346	(244)	9,102	108.8%
Industrials	22,455	30,126	8,856	(1,185)	7,671	34.2%
Materials	6,243	6,483	593	(353)	240	3.8%
Information Technology	23,067	28,822	7,127	(1,372)	5,755	24.9%
Telecommunications	7,584	12,675	5,207	(116)	5,091	67.1%
Utilities	43,739	61,157	17,521	(103)	17,418	39.8%
ETF	64,490	70,533	6,352	(309)	6,043	9.4%
	$251,077	$331,301	$87,468	$(7,244)	$80,224	32.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of September 30, 2011, we had $248.2 million in municipal securities.  As of September 30, 2011, approximately 24% of our municipal bond portfolio maintains an ‘AAA’ rating, and 94% of our municipal bond portfolio maintains an ‘AA’ or better rating.  At December 31, 2010, approximately 26% of our municipal bond portfolio had an ‘AAA’ rating, while 95% of our municipal bond portfolio held an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first nine months of 2011 was 33% compared to 32% for the same period in 2010.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first nine months of 2011 was higher due to an increase in underwriting income and a decrease in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2011 and 2010 as a result of the following:

	2011		2010
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$51,950	35%	$44,812	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,809)	-1%	(2,561)	-2%
Dividends received deduction	(1,370)	-1%	(992)	-1%
Dividends paid deduction	(500)	0%	(453)	0%
Other items, net	260	0%	48	0%

Total tax expense	$48,531	33%	$40,854	32%

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

The following table summarizes cash flows for the nine-month periods ended September 30, 2011 and 2010:

	2011	2010
	(in thousands)
Operating cash flows	$115,922	$87,867
Investing cash flows	$(98,455)	$(52,744)
Financing cash flows	$(17,467)	$(35,123)
Total	$—	$—

Cash flows from operating activities increased during the first nine months of 2011 compared to that reported for the same period in 2010, due largely to a $50.0 million cash deposit that we received from a commercial surety customer in lieu of a letter of credit.  In addition, another $12.0 million of collateral was received from another surety customer in the third quarter of 2011.  These are timing issues and will flow out of cash when the customer provides the customary letter of credit and the collateral is released, respectively.  Related increases can be seen on the balance sheet in the “Short-term investments” and “Funds held” line items.  The remaining decrease in operating cash flows is due to an increase in claims paid during the period, most notably due to property losses paid and spring storms.  Our purchase of CBIC resulted in a higher use of cash for investing activities during the first nine months of 2011, compared to 2010.  Fewer shares repurchased reduced the use of cash from financing activities for the first nine months of 2011 compared to the same period in 2010.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at September 30, 2011 was $105.0 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We are not party to any off-balance sheet arrangements or special-purpose entities.

As of September 30, 2011, we had short-term investments and other investments maturing within one year of approximately $161.3 million and investments of $317.0 million maturing within five years.  As of September 30, 2011, our short-term investments were held primarily in prime and government/agency funds within multiple fund families, including JP Morgan, DWS Investments, and Western Assets.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of September 30, 2011, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2011, our investment portfolio had a book value of $1.9 billion. Invested assets at September 30, 2011, increased by $214.4 million from December 31, 2010, primarily due to the incremental increase in CBIC invested assets as part of the acquisition and the increase in short-term investments as a result of the $62.0 million of funds held for surety customers in lieu of a letter of credit and for collateral.

As of September 30, 2011, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality
Agencies	$464,953	$467,197	$2,244	23.1%	AA
Corporates	448,662	474,959	26,297	23.6%	A
Mortgage-backed	239,603	256,081	16,478	12.7%	AA
Asset-backed	60,598	62,584	1,986	3.1%	AAA
Treasuries	21,511	21,975	464	1.1%	AA
Munis	238,333	248,186	9,853	12.3%	AA
Total Fixed Income	$1,473,660	$1,530,982	$57,322	75.9%	AA

Equities	$251,077	$331,301	$80,224	16.4%

Short-term investments	$155,970	$155,970	$—	7.7%

Total Portfolio	$1,880,707	$2,018,253	$137,546	100.0%

Our investment portfolio does not have any exposure to credit default swaps or derivatives.  We completely exited our securities lending program as of June 30, 2009.

As of September 30, 2011, our fixed income portfolio had the following rating distribution:

AAA	8.5%
AA	63.1%
A	17.6%
BBB	10.2%
NR	0.6%
Total	100.0%

As of September 30, 2011, the duration of the fixed income portfolio was 3.5 years. Our fixed income portfolio remained well diversified, with 602 individual issues as of September 30, 2011.

Our investment portfolio has limited exposure to structured asset-backed products. As of September 30, 2011, we had $7.8 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2011 we did not hold any securities that are classified as subprime home equity. We had $54.7 million in securities backed by commercial mortgages and $256.1 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was 3.1 percent of our investment portfolio as of September 30, 2011.

At September 30, 2011, our equity portfolio had a fair value of $331.3 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2011, our equity portfolio had a dividend yield of 3.2% compared to 2.2% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 118 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2011, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $867.5 million of shareholders’ equity. Debt outstanding comprised 10.3% of total capital as of September 30, 2011.

We paid a quarterly cash dividend of $0.30 per share on September 20, 2011, the same amount as the prior quarter.  We have paid dividends for 141 consecutive quarters and increased dividends in each of the last 36 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authority of Illinois.  The maximum distribution in a rolling 12-month period is limited by Illinois law to the greater of 10% of policyholder surplus as of December 31 of the preceding year or the net income of the Company for the 12-month period ending December 31 of the preceding year.  Therefore, the maximum dividend that can be paid by RLI Insurance Company in a rolling 12-month period ending in 2011 without prior approval is $129.3 million which represents RLI Insurance Company’s net income for 2010.  A dividend of $25.0 million was paid by RLI Insurance Company to RLI Corp. on June 29, 2011.  This was the only dividend paid in the first nine months of 2011.  Other dividends paid in the last three months of 2010 totaled $150.0 million, making the total for the rolling 12-month period $175.0 million.  Of the 12-month total, both the June 2011 dividend of $25.0 million and a December 2010 dividend of $150.0 million were paid by RLI Insurance Co. as an extraordinary dividend after seeking and receiving approval from the Illinois regulatory authorities in June 2011 and November 2010, respectively. The extraordinary dividend was paid to RLI Corp. in December 2010 and was used to support the special dividend paid to shareholders on December 20, 2010.  The extraordinary dividend paid to RLI Corp. in June 2011 provided additional capital to RLI Corp. and was used for shareholder dividends, interest on senior notes, and general corporate expenses.

Interest and fees on debt obligations totaled $4.5 million for the first nine months of 2011 and 2010.  As of September 30, 2011, outstanding debt balances totaled $100.0 million, the same amount outstanding at September 30, 2010.  Debt balances at September 30, 2011 and September 30, 2010 were comprised of $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the nine-month periods ended September 30, 2011 and 2010:

	2011	2010
Line of Credit	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Consolidated revenues, as displayed in the table that follows, totaled $162.3 million for the third quarter of 2011 compared to $149.6 million for the same period in 2010.

	For the Three-Month Period
	Ended September 30,
	2011	2010
Consolidated revenues (in thousands)
Net premiums earned	$146,552	$128,334
Net investment income	15,954	16,762
Net realized investment gains (losses)	(177)	4,527
Total consolidated revenue	$162,329	$149,623

Consolidated revenue for the third quarter of 2011 increased $12.7 million, or 8%, from the same period in 2010.  Net premiums earned for the Group increased for the quarter due to our acquisition of CBIC which contributed $12.0 million in net premiums earned. Net investment income decreased 5% to $16.0 million.  Net realized investment losses totaled $0.2 million in the third quarter of 2011, compared to net realized investment gains of $4.5 million in 2010.

Net after-tax earnings for the third quarter of 2011 totaled $26.1 million, $1.22 per diluted share, compared to $28.0 million, $1.33 per diluted share, for the same period in 2010.  In the third quarter of 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $31.4 million. Partially offsetting the current year favorable development was $6.5 million in Hurricane Irene losses.  Also offsetting the favorable development on prior years’ reserves, there was adverse current year loss experience on contract surety and marine coverages totaling $4.8 million during the third quarter of 2011. Comparatively, in the third quarter of 2010, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $23.0 million. Bonus and profit sharing-related expenses related to the favorable development on prior years’ reserves totaled $2.8 million in 2011 and $2.7 million in 2010.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the third quarter of 2011, equity in earnings of unconsolidated investee totaled $0.7 million from Maui Jim.  The third quarter of 2010 reflected $1.6 million in Maui Jim income.

Results for the third quarter of 2011 included pretax net realized investment losses of $0.2 million, compared to net realized investment gains of $4.5 million, for the same period last year. Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $11.7 million, $0.55 per diluted share, for the third quarter of 2011, compared to $58.4 million, $2.77 per diluted share, for the same period in 2010. Unrealized losses, net of tax, for the third quarter of 2011 were $14.3 million, compared to unrealized gains, net of tax, of $30.5 million for the same period in 2010. Current asset allocation strategies have focused on shorter duration securities with defensive structures.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 17% to $184.0 million for the third quarter of 2011 from $157.4 million in the third quarter of 2010.  Expansion efforts, most notably through the acquisition of CBIC and new product offerings, fueled growth in the third quarter of 2011.  Writings advanced from all three segments.  Underwriting income for the Group increased $3.0 million to $24.7 million for the third quarter of 2011.  Both periods benefited from favorable development on prior accident years’ loss releases, while 2011 results were offset somewhat by third-quarter Hurricane Irene losses. In addition, $2.4 million was added to IBNR reserves for surety (contract surety) and another $2.4 million was also added to property (marine) in the third quarter, both due to adverse current year experience. The GAAP combined ratio totaled 83.1 in both 2011 and 2010.

	For the Three-Month Period
	Ended September 30,
	2011	2010
Gross premiums written (in thousands)
Casualty	$87,921	$79,887
Property	64,849	53,930
Surety	31,252	23,589
Total	$184,022	$157,406

Underwriting income (loss) (in thousands)
Casualty	$23,794	$8,977
Property	(1,926)	5,288
Surety	2,868	7,461
Total	$24,736	$21,726

Combined ratio
Casualty	60.7	84.5
Property	103.2	89.4
Surety	89.2	63.6
Total	83.1	83.1

Casualty

Gross premiums written for the casualty segment increased 10%, totaling $87.9 million for the third quarter of 2011, compared to $79.9 million from the same period last year.  The improvement was due largely to the addition of CBIC.  The segment continues to feel the pressure of the soft pricing environment and weak economy.  The acquisition of CBIC contributed $7.6 million of gross premiums written to the casualty segment. In addition, our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market,  posted $7.3 million in gross premiums written during the third quarter of 2011, up $3.0 million, or 71%, from the same period last year.  General liability, our largest casualty product, recorded gross premiums written of $21.5 million for the third quarter of 2011, up 2% from the same period last year.  Specialty program gross premiums written totaled $0.5 million for the third quarter of 2011, a decrease of $0.6 million, or 53%, from the third quarter of 2010. This decrease is reflective of our continued re-underwriting of the book, including exiting certain unprofitable classes of business. Transportation recorded gross premiums written of $12.5 million for the third quarter of 2011, down $2.4 million, or 16% from the same period last year.

In total, the casualty segment recorded underwriting income of $23.8 million, compared to $9.0 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves, but 2011 was also slightly impacted by $0.5 million in Hurricane Irene losses.  Products with favorable development in 2011 included commercial umbrella, transportation, specialty programs and general liability.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2010).  Due to positive emergence, during the third quarter of 2011, we released reserves which improved the segment’s underwriting results by $28.8 million.  From a comparative standpoint, results for 2010 included $18.8 million of favorable loss experience on prior accident years, primarily for commercial and personal umbrella, transportation, executive products, specialty program and general liability. In addition, as previously noted, 2011 results also benefitted from moderately lower current accident year loss ratios which have also served to reduce the current year loss and combined ratios.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had no effect on the combined ratio.  Overall, the combined ratio for the casualty segment was 60.7 for 2011 compared to 84.5 in 2010. The segment’s loss ratio was 24.4 in 2011 compared to 48.5 in 2010.  The decrease is due to the aforementioned increase in favorable development in 2011 on prior accident years.  The expense ratio for the casualty segment was 36.3 for the third quarter of 2011 compared to 36.0 for the same period of 2010.  Bonus and profit sharing-related expenses related to the favorable development totaled $1.4 million in 2011, up from $1.3 million in 2010, which contributed to the slight increase in the segment’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $64.8 million for the third quarter of 2011, an increase of $10.9 million, or 20%, from the same period last year.  The increase is attributable to recent product launches and expansion of existing products.  We saw growth in our crop reinsurance product, due largely to an increase in base commodity prices coupled with a slight increase in the ceding company’s policy count.  Crop business increased 39% from the same period last year to $5.1 million in gross premiums written for the quarter.  We also saw an increase in the property reinsurance program, which contributed $11.4 million in gross premiums written in the period, up 134%, or $6.5 million, from the same period last year.  Expansion of the program in 2011 led to the entire overall property reinsurance increase.  In the fourth quarter of 2010, we launched our pet insurance coverage which contributed $1.6 million of gross premiums written during the third quarter.  In addition, one of our more mature products, marine, grew by 21% to $16.3 million in the third quarter of 2011.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.

Underwriting loss for the segment was $1.9 million for the third quarter of 2011, compared to income of $5.3 million for the same period in 2010.  Results for 2011 included $6.0 million of Hurricane Irene losses, which were partially offset by $1.7 million of favorable development on prior years’ loss reserves, primarily on marine coverages (primarily 2010 accident year). In addition, 2011 results also included $2.4 million of adverse current year development on marine coverages and a $2.7 million underwriting loss on crop business.  From a comparative standpoint, underwriting results for 2010 included $1.5 million of storm losses which were partially offset by $1.1 million of favorable development on prior years’ loss and hurricane reserves.

Segment results for the third quarter of 2011 translate into a combined ratio of 103.2 compared to 89.4 for the same period last year. The segment’s loss ratio increased to 73.3 from 55.4 in 2010.  Although the loss ratio was positively impacted by the aforementioned favorable development on prior years’ loss reserves, the increase from last year was primarily driven by the offsetting increase in hurricane losses in the quarter, along with the increase in marine and crop losses. From an expense standpoint, the segment’s expense ratio for the third quarter was 29.9 for 2011, compared to 34.0 in 2010.

Surety

The surety segment recorded gross premiums written of $31.3 million for the third quarter of 2011, an increase of $7.7 million, or 33%, from the same period last year.  CBIC contributed $6.4 million of the premium growth in the surety segment. In addition, premium growth was experienced across the Group’s existing miscellaneous, commercial lines and energy lines. The surety segment recorded underwriting income of $2.9 million, compared to $7.5 million for the same period last year. Results for 2011 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $0.9 million.  Offsetting this favorable development, adverse loss experience in the current year on contract surety led to an increase in IBNR reserves of $2.4 million in the third quarter.  The $2.4 million was largely due to claims against a single risk.  From a comparative standpoint, 2010 results included favorable loss development which improved the segment’s underwriting results by $3.1 million.

As previously discussed in note 5 to the unaudited condensed consolidated interim financial statements, “Operating Segment Information”, the fidelity division that was formerly included in the surety segment was reclassified to the casualty segment.  This reclassification had no effect on the combined ratio.  The combined ratio for the surety segment totaled 89.2 for the third quarter of 2011, versus 63.6 for the same period in 2010.  The segment’s loss ratio was 24.5 for 2011, compared to 0.3 for 2010, due to the increase in adverse current year experience and as 2010 was more heavily impacted by the aforementioned favorable reserve development.  The expense ratio was 64.7 compared to 63.3.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $16.0 million during the third quarter of 2011, a decrease of 4.8% from that reported for the same period in 2010.  The decline in investment income was a result of lower reinvestment rates. On an after-tax basis, investment income decreased by 4.5%.

Yields on our fixed income investments for the third quarter of 2011 and 2010 are as follows:

	3Q 2011	3Q 2010
Pretax Yield
Taxable	4.01%	4.40%
Tax-Exempt	3.55%	3.92%
After-tax yield
Taxable	2.61%	2.86%
Tax-Exempt	3.36%	3.71%

We recognized $0.2 million in realized losses in the third quarter of 2011, compared to realized gains of $4.5 million in the third quarter of 2010.  Investment losses during the quarter primarily related to the sale of equities.  These sales were made to exit our remaining positions in the CBIC portfolio as well as one financial institution.

We recorded $0.3 million in other-than-temporary impairment charges for equity securities during the third quarter.  All were in our equity portfolio on securities we no longer had the intent to hold.  We did not record any realized losses associated with OTTI of securities during the third quarter of 2010.

At September 30, 2011, we did not impair any securitized fixed income bonds.  All of these securities are rated “AAA” by a major rating agency, continue to pay contractual interest payments as agreed, and no security had an unrealized loss greater than 20% of amortized cost.  In addition, our cash flow projections indicate that we fully expect to recover the amortized cost basis with no credit loss to principal.

In the third quarter of 2010, there were no losses associated with impaired securities.

INCOME TAXES

Our effective tax rate for the third quarter of 2011 was 32% compared to 32% for the same period in 2010.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the third quarter of 2011 remained unchanged with only slight changes in underwriting income and tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2011 and 2010 as a result of the following:

	2011		2010
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$13,342	35%	$14,351	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(601)	-2%	(689)	-2%
Dividends received deduction	(498)	-1%	(338)	-1%
Dividends paid deduction	(164)	0%	(154)	0%
Other items, net	(17)	0%	(132)	0%

Total tax expense	$12,062	32%	$13,038	32%

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.  We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” with 89% rated “A” or better by at least one nationally recognized rating organization.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the third quarter of 2011, we repurchased 64,856 shares for $3.8 million under the plans.  The transactions occurred pursuant to open market purchases.  We have $87.5 million of remaining capacity from the repurchase program.

The following table shows our repurchases of the Company’s common stock during the third quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2011 - July 31, 2011	—	$—	—	$91,342,879
August 1, 2011 - August 31, 2011	64,856	59.24	64,856	87,500,876
September 1, 2011 - September 30, 2011	—	—	—	87,500,876
Total	64,856		64,856	$87,500,876

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

/s/Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

Date: October 31, 2011