Form 10-K
period 2012-01-31
RLI CORP
filed 2012-02-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2011, based upon the closing sale price of the Common Stock on June 30, 2011 as reported on the New York Stock Exchange, was $1,156,376,000.  Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 15, 2012 was 21,198,653.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2011 Financial Report to Shareholders for the year ended December 31, 2011, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2012 annual meeting of security holders to be held May 3, 2012, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 60-61 of this document, which lists documents filed as exhibits or incorporated by reference herein.

PART I

Item 1.  Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group.  We conduct operations principally through four insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Insurance Company, has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Insurance Company (RLI Ins.), writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia.  RIC has the authority to write fidelity and surety in North Carolina. We are an Illinois corporation that was organized in 1965.  We have no material foreign operations.

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

As a niche company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite for certain markets that are underserved by the insurance and reinsurance industry, such as our difference in conditions coverages or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the line of business and type of risks we choose to write.  Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often, the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We distribute our property and casualty insurance through our wholly-owned branch offices that market to wholesale producers. We also market certain coverages to retail producers from several of our casualty, surety and property operations. We also offer various reinsurance coverages which are distributed through brokers and on a direct basis.  In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

For the year ended December 31, 2011, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2011, no other state accounted for 2 percent or more of total direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$107,129	17.1%
New York	77,548	12.4%
Florida	73,631	11.8%
Texas	52,142	8.3%
Washington	22,707	3.6%
New Jersey	22,136	3.5%
Illinois	18,822	3.0%
Louisiana	17,257	2.8%
Hawaii	15,488	2.5%
Pennsylvania	14,045	2.2%
Arizona	12,612	2.0%
All Other	192,446	30.8%

Total direct premiums	$625,963	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe (CAT) reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

	Year Ended December 31,
(in thousands)	2011	2010	2009
PREMIUMS WRITTEN
Direct & Assumed	$702,107	$636,316	$631,200
Reinsurance ceded	(152,469)	(151,176)	(161,284)
Net	$549,638	$485,140	$469,916

PREMIUMS EARNED
Direct & Assumed	$692,947	$647,306	$654,323
Reinsurance ceded	(154,495)	(153,924)	(162,362)
Net	$538,452	$493,382	$491,961

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

Excess and Surplus Insurance Market

The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows us to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2011, the excess and surplus market represented approximately $22 billion, or 5 percent, of the entire $479 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operation wrote gross premiums of $217.0 million, or 31 percent, of our total gross premiums written.

Specialty Admitted Insurance Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2011, our specialty admitted operations wrote gross premiums of $414.9 million, representing approximately 59 percent of our total gross premiums written for the year.

Specialty Property Reinsurance Market

We write business in the specialty property reinsurance market.  This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis.  We write contracts on an excess of loss and a proportional basis.  Contract provisions are written and agreed upon between the company and its client, another (re)insurance company.  The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments.  This business requires specialized underwriting and technical modeling.  For 2011, our specialty property reinsurance operations wrote gross written premiums of $70.2 million, representing about 10 percent of our total gross written premiums for the year.

Business Segment Overview

Our segment data is derived using the guidance set forth in FASB Accounting Standards Codification (ASC) 280, “Segment Reporting.”  As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management.  The segments of our insurance operations are casualty, property and surety.  For additional information, see Note 11 to our audited consolidated financial statements included in our 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile.  In 2009, we expanded into the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists.  Net premiums earned from our general liability business totaled $85.0 million, $96.6 million and $115.4 million, or 14 percent, 17 percent and 21 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us.  The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us.  In 2010, we broadened eligibility guidelines and offered certain coverage enhancements in an effort to broaden our market reach.  Net premiums earned from this business totaled $63.0 million, $61.4 million and $62.4 million, or 10 percent, 11 percent and 11 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Commercial Transportation

Our transportation insurance facility provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers, along with other types of specialty commercial automobile risks.  We also offer incidental, related insurance coverages, including general liability, commercial umbrella and excess liability and motor truck cargo.  The facility is staffed by highly experienced transportation underwriters who produce business through independent agents and brokers nationwide.  Net premiums earned from this business totaled $34.1 million,

$40.3 million and $42.2 million, or 6 percent, 7 percent and 8 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

CBIC Package Business

In April 2011, we acquired CBIC and affiliated companies.  Approximately half of the business written by CBIC is admitted property and casualty packages offered to small contractors (ContracPac) and other small-to-medium sized “Main Street” retail businesses.  The coverages included in these packages are predominantly general liability, but also have some property/inland marine coverages as well as automobile and excess/umbrella coverage.  These products are predominantly marketed through retail agents.  Net premiums earned from the CBIC package business totaled $16.4 million, or 3 percent of consolidated revenues for 2011.

Executive Products

We provide a variety of management professional liability coverages, such as directors’ and officers’ (D&O) liability insurance, employment practices liability, fiduciary liability, and fidelity coverages, for a variety of low to moderate classes of risks.  We tend to focus on smaller accounts, avoiding the large account sector which is generally more sensitive to price competition.  Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), “Side A” coverage (where corporations cannot indemnify the individual D&Os), private companies, nonprofit organizations and sole-sponsored and multi-employer fiduciary liability accounts.  Our primary focus for publicly traded companies is on providing “Side A” coverage.  Additionally, we have had success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  In September 2008, we launched a fidelity division focusing on fidelity and crime coverage for commercial insureds and select financial institutions.  These bonds are written through independent agencies as well as regional and national brokers.  In 2011, we moved our miscellaneous professional liability business to our professional services group and combined our fidelity operation with our executive products group.  Net premiums earned from the executive products business totaled $15.5 million, $14.5 million and $14.8 million, or 3 percent, 2 percent and 3 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Professional Services

In 2009, we began a professional liability business focused on providing errors and omission coverage to small-to-medium size design professionals.  In 2011, we combined our miscellaneous professional liability business into this unit to form the professional services group.  This group has focused on small-to-medium sized computer, technical, and miscellaneous professionals.  We have recently expanded our product suite to these same customers by offering a full array of multi-peril package products including general liability, property, automobile, excess liability, and worker’s compensation coverages.  This business primarily markets its products through specialty retail agents throughout the country.  Net premiums earned from the professional services group totaled $13.2 million, $6.2 million and $2.5 million, or 2 percent, 1 percent and less than 1 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Other

We offer a variety of other smaller products in our casualty segment, including in-home business insurance which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home.  We also have a number of programs that provide multiple, specialized coverages to a segmented customer base.  We rely on program administrators to source these types of programs.  Net premiums earned from these lines totaled $9.0 million, $13.0 million and $28.6 million, or 1 percent, 2 percent and 5 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Property Segment

Commercial

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages and inland marine.  We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures.  Net premiums earned from the commercial property business totaled $80.7 million, $80.5 million and $81.8 million, or 13 percent, 14 percent and 15 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Marine

Our marine coverages include cargo, hull and protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages.  Net premiums earned from the marine business totaled $51.7 million, $48.0 million and $52.5 million, or 8 percent, 8 percent and 10 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Crop Reinsurance

In 2010, we added crop reinsurance to the property segment as we entered into a two-year agreement to become a quota share reinsurer of Producers Agricultural Insurance Company (“ProAg”).  ProAg is a crop insurance company located in Amarillo, Texas.  Under this agreement, we will reinsure a portion of ProAg’s multi-peril crop insurance (MPCI) and crop hail premium and exposure.  Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils.  The MPCI program is a partnership with the U.S. Department of Agriculture (USDA).  Crop insurers such as ProAg also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease.  We renewed this treaty, with a smaller participation and a one-year term, for the 2012 crop year.  Net premiums earned from the crop reinsurance business totaled $34.9 million and $27.1 million, or 6 percent and 5 percent of consolidated revenues for 2011 and 2010, respectively.

Property Reinsurance

We offer facultative and other treaty reinsurance.  These products were launched in 2007 for facultative coverages and expanded to treaty reinsurance in 2009.  The division underwrites property facultative reinsurance for insurance companies utilizing reinsurance intermediaries.  The facultative unit specializes in buffer-layer carve-outs, underground mining, power generation, and other technical risks requiring unique underwriting expertise.  Perils covered range from fire and mechanical breakdown to flood and other catastrophic events.  Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division.  During 2009, we began opportunistically writing select specialty property treaties on a proportional basis.  These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional losses.  In 2011, we expanded our treaty offerings by adding a specialty treaty unit that focuses on writing quota share and excess of loss treaties for small, regional companies.  From time-to-time we have participated on a limited basis in capital market vehicles (Industry Loss Warranties/CAT bonds) to take narrowly defined, diversifying CAT risk.  Net premiums earned from the property reinsurance business totaled $19.9 million, $14.7 million and $9.4 million, or 3 percent, 3 percent and 2 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Other

We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii.  In 2010, we began offering pet insurance for domesticated animals.  Net premiums earned from other property coverages totaled $16.4 million, $11.4 million and $11.6 million, or 3 percent, 2 percent and 2 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Surety Segment

Miscellaneous Surety

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through approximately 10,000 independent insurance agencies throughout the United States.  Examples of these types of bonds are license and permit, notary, and court bonds.  These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. In April 2011, we acquired CBIC and affiliated entities.  This acquisition added $8.3 million of net premiums earned to miscellaneous surety in 2011.  Net premiums earned from miscellaneous surety coverages totaled $34.8 million, $24.8 million and $23.4 million, or 6 percent, 4 percent and 4 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Contract Surety

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis.  Typically, these are “Performance and Payment” bonds for individual construction contracts.  These bonds are marketed through a select number of insurance agencies that have surety and construction expertise.  We also offer small business administration guaranteed business for small and emerging contractors.  In April 2011, we acquired CBIC and affiliated entities.  This acquisition added $7.2 million of net premiums earned to contract surety in 2011.  Net premiums earned from contract surety coverages totaled $24.4 million, $19.0 million and $14.1 million, or 4 percent, 3 percent and 3 percent of consolidated revenues for 2011, 2010 and 2009, respectively.

Commercial Surety

We offer a large variety of commercial surety bonds for medium-to-large businesses.  These risks are underwritten on an account basis and typically are for publicly traded corporations or their equivalent-sized private companies.  This coverage is marketed through a select number of regional and national brokers with surety expertise.  Net premiums earned from commercial surety coverages totaled $21.3 million, $18.9 million and $16.6 million, or 3 percent of consolidated revenues for 2011, 2010 and 2009.

Oil and Gas Surety

Our oil and gas surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries.  These risks are primarily underwritten on an account basis.  These bonds are primarily marketed through insurance producers with expertise in these industries.  Net premiums earned from oil and gas surety coverages totaled $18.1 million, $17.0 million and $16.6 million, or 3 percent of consolidated revenues for 2011, 2010 and 2009.

Marketing and Distribution

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.  We also market through agencies and more recently through e-commerce channels.

Brokers

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial automobile, and specialty facultative and treaty reinsurance coverages. This business is produced through independent wholesale, retail, and reinsurance brokers.

Independent Agents

Our surety segment offers its business through a variety of independent agents. Additionally, we write program business, such as at-home business and personal umbrella, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria, which are incorporated into strict underwriting guidelines, and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated system.

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to bind or underwrite business on our behalf.  The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request.  These agencies may receive some compensation through contingent profit commission.

E-commerce and/or Direct

We are actively employing e-commerce to produce and efficiently process and service business, including, at-home businesses, small commercial and personal umbrella risks, surety bonding, and pet insurance.  Our largest assumed reinsurance treaty is on a direct basis with ProAg.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,400 companies, both stock and mutual, actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, Ace, Arch, James River, Meadowbrook, Navigators, USLI, Great West, Lancer, Baldwin & Lyons, Chubb, Philadelphia, Great American, Travelers and CNA. Our primary competitors in our property segment are, among others, ACE, Lexington, Arch,

Endurance, Crum & Forster, Travelers and Markel. Our primary competitors in our surety segment are, among others, ACE, Arch, HCC, CNA, Safeco, North American Specialty, Travelers and Hartford. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably in part because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse and we offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2011, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity (group-rated)	A+, Superior
Contractors Bonding and Insurance Company **	A (Excellent)
Standard & Poor’s*
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A2, Good

* Standard & Poor’s does not rate RLI Indemnity

** CBIC is only rated by A.M. Best

For A.M Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings.  A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories.  In June 2011, RLI Ins., Mt. Hawley and RIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion).  As of December 31, 2011, the policyholders’ statutory surplus of RLI Insurance Group totaled $710.2 million.  This would put the group in A.M. Best’s financial size category “X” (adjusted policyholders’ surplus of between $500 million and $750 million).

Reinsurance

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $154.5 million, $153.9 million and $162.4 million in 2011, 2010, and 2009, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. While reinsurance does not relieve us of our legal liability to our policyholders, we use reinsurance as an alternative to using our own capital to fund losses.  Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics.  A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage.  More than 95 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services.

The following table sets forth the 10 largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2011. These all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s rating services.  Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2011.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2011	Total	Written	Total
Munich Re / HSB	A+	AA-	$69,014	17.7%	$24,366	16.0%
Endurance Re	A	A	57,486	14.7%	16,997	11.1%
Axis Re	A	A+	30,034	7.7%	7,252	4.8%
Transatlantic Re	A	A+	26,889	6.9%	12,528	8.2%
Aspen UK Ltd.	A	A	26,738	6.9%	10,599	7.0%
Swiss Re / Westport Ins. Corp.	A+	AA-	25,770	6.6%	3,521	2.3%
Gen Re	A++	AA+	23,634	6.1%	1,593	1.0%
Berkley Insurance Co.	A+	A+	18,455	4.7%	6,956	4.6%
Lloyds of London	A	A+	15,118	3.9%	11,400	7.5%
Toa-Re	A+	A+	13,510	3.5%	3,694	2.4%
All other reinsurers*			83,255	21.3%	53,563	35.1%
Total ceded exposure			$389,903	100.0%	$152,469	100.0%

*  All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

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

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

			(in millions)
Product Line(s) Covered	Contract Type	Renewal Date	First-Dollar Retention	Per Risk Limit Purchased	Maximum Retention

General liability	Excess of Loss	1/1	$0.5	$4.5	$1.4
Brokerage umbrella and excess	Excess of Loss/ Quota Share	1/1	N/A	10.0	1.5
Personal umbrella and eXS	Excess of Loss	1/1	1.0	5.0	1.75
Transportation	Excess of Loss/ Quota Share	1/1	0.5	4.5	0.5
Executive products	Quota Share	7/1	N/A	25.0	8.75
Professional Services - professional liability	Excess of Loss	4/1	0.5	4.5	0.95
MPL and Cyber - professional liability	Quota Share	4/1	N/A	10.0	3.5
Professional Services - workers’ compensation	Excess of Loss	4/1	1.0	9.0 per occurrence	1.0
Multi-line	Excess of Loss	1/1	0.5	9.5	0.5

Property	Excess of Loss	1/1	1.0	14.0	1.6
Marine	Excess of Loss	5/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	48.0	7.1	*
CBIC Surety	Excess of Loss/ Quota Share	4/1	0.2	11.8	4.1

*  A limited number of commercial surety accounts are permitted to exceed the $50 million limit.  These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider plans to change the insurance coverage we offer, updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite, and the cost and availability of reinsurance treaties.  In the last renewal cycle, we made several substantive changes to the coverage provided.  We changed the contract type for professional services from a quota share to an excess of loss treaty.  We also placed a multi-line treaty to cover the property and casualty portion of both the professional services group and CBIC policies.  The new treaty is also an excess of loss structure that slightly increased our retention on CBIC policies while decreasing the property retention on the professional services group policies.  Finally, we have maintained a separate treaty for CBIC’s surety business that was in place at acquisition.

Property Reinsurance — Catastrophe Coverage

Our property CAT reinsurance reduces the financial impact a CAT could have on our property segment.  CATs involve multiple claims and policyholders.  Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels and our risk appetite.  In addition, we monitor the expected rate of return for each of our CAT lines of business.  At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position.  As the rate of return decreases, we shrink the book and may purchase less reinsurance to increase our return.  In 2011, we purchased additional reinsurance to support growth in our wind book of business which was generating a profitable rate of return.  We also anticipated a change in one of the third-party CAT modeling systems that resulted in an increase in estimated losses.  Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)

	2012		2011		2010		2009
	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$50	325	$50	325
Non-California Earthquake	20	330	25	325	25	350	25	350
Other Perils	20	230	25	225	25	150	25	150

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages.  We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period.  Our participation has varied based on price and the amount of risk transferred by each layer.

Our property CAT program continues to be on an excess of loss basis.   It attaches after all other reinsurance has been considered.   Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our CAT modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the listed levels of gross losses:

Catastrophe - California Earthquake

(in millions)

	2011		2010		2009
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$23	$27	$29	$21	$9	$41
100	69	31	71	29	48	52
200	154	46	161	39	132	68
350	285	65	299	51	276	74

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2011		2010		2009
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$7	$18	$6	$19	$9	$16
50	22	28	17	33	27	23
100	60	40	56	44	68	32
150	102	49	99	51	108	42

Projected losses as of the end of each year presented above were estimated utilizing the current treaty structure in place at that time (January of each following year).

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy.  Reinsurance limits are purchased based on the anticipated losses to large events.  The largest losses shown above are unlikely to occur based on the probability of those events occurring.  However, there is a remote chance that a larger event could occur.  If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our CAT reinsurance.

Our CAT program includes one prepaid reinstatement for two layers of coverage, up to $100 million, for a CAT other than a California earthquake.  If a loss does occur, reinstatement must be purchased for the limits recovered.  For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 75 percent, 78 percent and 75 percent for 2012, 2011, and 2010, respectively) and a reinstatement must be purchased for the remaining reinsurance coverage.

We continuously monitor and quantify our exposure to CATs, including earthquakes, hurricanes, terrorist acts and other catastrophic events.  In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of exposure to acceptable levels and by purchasing reinsurance.  Exposure and coverage detail is recorded for each risk location.  We quantify and monitor the total policy limit insured in each geographical region.  In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks.  CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data.  The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying return periods and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense.  We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences.  Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change.  We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software.  This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes.  Based on the CAT reinsurance treaty purchased on January 1, 2012, there is a 99.6 percent likelihood that the loss will be less than 15 percent of policyholders’ surplus as of December 31, 2011.  Our exposure to CAT losses grew moderately in 2011 based on multiple views of risk including policy counts and policy limits insured.  Our total view of risk also includes multiple CAT models, one of which changed significantly in 2011.  This model update included more extreme events and a higher probability of those events occurring causing us to view risk more conservatively.  The exposure levels are still well within our tolerances for this risk.

Environmental, Asbestos and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2011, 2010 and 2009:

	December 31,
(dollars in thousands)	2011	2010	2009
Loss and Loss Adjustment
Expense (LAE) payments (Cumulative)
Gross	$91,079	$86,453	$75,544
Ceded	(48,039)	(43,015)	(41,639)

Net	$43,040	$43,438	$33,905
Unpaid losses and LAE at end of year
Gross	$66,429	$72,243	$68,198
Ceded	(31,633)	(36,895)	(20,142)

Net	$34,796	$35,348	$48,056

Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions.

Calendar year 2011 was a quiet year in aggregate, with small decreases in both gross and net inception-to-date incurred losses. However, there was unfavorable activity in our discontinued assumed reinsurance book, for which incurred losses increased by $2.8 million gross and $2.9 million net. The adverse development was driven by two asbestos claims and one mass tort claim. This was more than offset by favorable development on our direct book.

The decrease in net payments was driven by mass tort claim activity from the 1980’s associated with Underwriter’s Indemnity Company (UIC), which we purchased in 1999. Due to the age of this book and insolvencies of some reinsurers, collectability of reinsurance is often challenging. In 2011, we were able to collect a significant amount of reinsurance associated with a claim that we had settled in 2010. This caused our total net payments for the year to be negative.

During 2010, we experienced elevated payment activity relative to previous years on both a direct and net basis. Most of this activity was driven by mass tort claim activity from the 1980’s associated with UIC. The most significant claims from this book were settled in 2010. We recorded $3.9 million direct and $0.7 million net of incurred losses on these claims in 2010. The resulting payment served to decrease ending reserves. Additionally, there were significant payments associated with our assumed run-off book of reinsurance. Four asbestos claims had payments totaling $1.5 million gross and $1.2 million net. The significant increase in ceded reserves in 2010 was largely due to adjustments for a 2007 marine liability claim, as well as the UIC mass tort claims.

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

We establish IBNR reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to us; claims that have been reported to us that may ultimately be paid out differently than expected by our case-specific reserves; and claims that have been closed, but may reopen and require future payment.

Our IBNR reserving process involves three steps:  (1) an initial IBNR generation process that is prospective in nature; (2) a loss and LAE reserve estimation process that occurs retrospectively; and (3) a subsequent discussion and reconciliation between our prospective and retrospective IBNR estimates which includes changes in our provisions for IBNR where deemed appropriate. These three processes are discussed in more detail in the following sections.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2011, make a reasonable provision to meet our future obligations.

Net loss and loss adjustment reserves by product line at year-end 2011 and 2010 were as follows:

(as of December 31, in $ thousands)	2011			2010
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$3,149	$23,488	$26,637	$3,608	$31,829	$35,437
Personal umbrella	15,366	28,138	43,504	24,862	25,677	50,539
General liability	158,125	182,797	340,922	139,750	231,014	370,764
Transportation	43,447	4,484	47,931	49,033	7,654	56,687
Executive products	15,159	26,712	41,871	9,602	29,427	39,029
Professional services	1,575	10,403	11,978	365	5,408	5,773
CBIC package	10,929	31,606	42,535	—	—	—
Other casualty	20,930	26,660	47,590	26,604	39,728	66,332
Property segment net loss and ALAE reserves
Marine	25,639	27,049	52,688	23,986	30,079	54,065
Crop	236	6,003	6,239	15,439	4,067	19,506
Assumed property	9,327	4,831	14,158	3,673	3,529	7,202
Other property	11,560	7,915	19,475	9,825	11,688	21,513
Surety segment net loss and ALAE reserves
Miscellaneous	927	7,518	8,445	326	2,992	3,318
Contract and commercial	1,753	14,858	16,611	2,107	11,558	13,665
Oil and gas	3,286	2,031	5,317	3,409	2,183	5,592
Latent liability net loss and ALAE reserves	15,624	19,172	34,796	15,172	20,176	35,348
Total net loss and ALAE reserves	337,032	423,665	760,697	327,761	457,009	784,770
ULAE reserves	—	36,212	36,212	—	35,010	35,010
Total net loss and LAE reserves	$337,032	$459,877	$796,909	$327,761	$492,019	$819,780

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

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an IBNR percentage applied to premium earned. The IBNR percentage is determined based on historical reporting patterns and is updated periodically. In addition, for assumed property reinsurance, consideration is given to data compiled for a sizable sample of reinsurers. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time. For assumed crop there is reliance on information provided by the ceding company.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect a provision for estimation risk. We consider estimation risk by product and coverage within product if applicable. A product with greater overall volatility and uncertainty has greater estimation risk. Characteristics of products or coverages with higher estimation risk include, but are not limited to, the following:

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

Following is a table of significant risk factors involved in estimating losses grouped by major product line.  We distinguish between loss ratio risk and reserve estimation risk.  Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business such as high severity or aggregating exposures.  Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability.  As an example, our property CAT business (included below in “Other Property”) has significant variance in year-over-year results; however its reserving estimation risk is relatively moderate.

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Unforeseen tort potential Exposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Professional Services	Long	External	Exposure growth Highly varied exposures Loss trend volatility Unforeseen tort potential Small volume	High	High

CBIC Package	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Significant external	New business Small volume	High	High

Crop	Short	External	Weather, yield and price volatility CAT aggregation exposure Unique inuring reinsurance features	Medium	Medium

Assumed Property	Medium	External	New business CAT aggregation exposure Low frequency High severity Reporting delay	High	Medium

Other Property	Short	Internal	CAT aggregation exposure Low frequency High severity	High	Medium

Surety	Medium	Internal	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility Mass tort/latent exposure	High	High

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our new products such as crop reinsurance, as well as for executive products, professional services and marine, we utilize external data extensively.

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

The methodologies we have chosen to incorporate are a function of data availability and appropriately reflective of our own book of business.  There are a number of additional actuarial methods that are available but are not currently being utilized because of data constraints or because the methods were either deemed redundant or not predictive for our book of business.  From time to time, we evaluate the need to add supplementary methodologies.  New methods are incorporated if it is believed that they improve the estimate of our ultimate loss and LAE liability. To a small extent this occurred in 2011 as we initiated some supplemental calculations for a sub-segment experiencing apparent changes in case reserve practices. All of the actuarial methods tend to converge to the same estimate as an accident year matures.  Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

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

The actuarial central estimates typically follow a progression that places significant weight on the BF methods when accident years are younger and claims emergence is immature.  As accident years mature and claims emerge over time, increasing weight is placed on the incurred development method, the paid development method and the case reserve development method.  For product lines with faster loss emergence, the progression to greater weight on the incurred and paid development methods occurs more quickly.

For our long- and medium-tail products, the BF methods are typically given the most weight for the first 36 months of evaluation.  These methods are also predominant for the first 12 months of evaluation for short-tail lines.  Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed but place significant reliance on the expected stage of development in normal circumstances.

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

•         Underlying policy terms and conditions,

•         Business or exposure mix,

•         Operational or internal processes affecting the timing of loss and LAE transactions,

•         Regulatory and legal environment, and/or

•         Economic environment.

Our actuaries engage in discussions with senior management, underwriting and the claim department on a regular basis to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

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

Given the substantial impact of the reserve estimates on our financial statements, we subject the reserving process to significant diagnostic testing and reasonability checks. In addition, there are data validity checks and balances in our front-end processes. Data anomalies are researched and explained to reach a comfort level with the data and results. Leading indicators such as actual versus expected emergence and other diagnostics are also incorporated into the reserving processes.

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting an actuarial central estimate of the IBNR loss reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. A review of the resulting variance between the indicated reserves and the carried reserves determined from the initial IBNR generation process takes place. Quarterly, we also consider the most recent actual loss emergence compared to the expected loss emergence derived using the last full loss and ALAE analyses. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

As a predominantly excess and surplus lines and specialty insurer servicing niche markets, we believe there are several reasons to carry — on an overall basis — reserves above the actuarial central estimate. We believe we are subject to above-average variation in estimates and that this variation is not symmetrical around the actuarial central estimate.

One reason for the variation is the above-average policyholder turnover and changes in the underlying mix of exposures typical of an excess and surplus lines business. This constant change can cause estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. Also, as a niche market insurer, there is little industry-level information for direct comparisons of current and prior experience and other reserving parameters. These unknowns create greater-than-average variation in the actuarial central estimates.

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

We believe that because of the inherent variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, it is prudent to carry loss reserves above the actuarial central estimate. Most of our variance between the carried reserve and the actuarial central estimate is in the most recent accident years for our casualty segment, where the most significant estimation risks reside. These estimation risks are considered when setting the initial loss ratios. In the cases where these risks fail to materialize, favorable loss development will likely occur over subsequent accounting periods. It is also possible that the risks materialize above the amount we considered when booking our initial loss reserves. In this case, unfavorable loss development is likely to occur over subsequent accounting periods.

Our best estimate of loss and LAE reserves may change as a result of a revision in the actuarial central estimate, the actuary’s certainty in the estimates and processes and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and refine them by adopting industry best practices where appropriate. A detailed, ground-up analysis of the actuarial estimation risks associated with each of our products and segments, including an assessment of industry information, is performed annually.  This information is used when determining management’s best estimate of booked reserves.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2011.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product.  They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses.  If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions.  We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method.  The impact will be much greater and more leveraged for products with longer emergence patterns.  Our general liability product is an example of a product with a relatively long emergence pattern.  We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters.  We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. In particular, our actual general liability loss emergence in 2009 was very favorable and in 2010 and 2011 our emergence for all products combined excluding general liability was favorable by 32 percent and 18 percent, respectively. The numbers below are the resulting change in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2011, as a result of the change in the parameter shown.  These parameters were applied to a general liability net reserve balance of $340.9 million at December 31, 2011.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(10.1)	$10.1

+/-10% change in expected emergence patterns	$(7.4)	$7.1

+/-30% change in actual loss emergence over a calendar year	$(22.4)	$22.5

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(39.2)	$40.3

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

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2011 will continue for any of our products in the future.  We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates.  Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time.  Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($80 million) favorable to 3 percent ($24 million) unfavorable.

Historical Loss and LAE Development

The table which follows is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2011, 2010 and 2009.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Unpaid losses and LAE at beginning of year:
Gross	$1,173,943	$1,146,460	$1,159,311
Ceded	(354,163)	(336,392)	(350,284)
Net	$819,780	$810,068	$809,027

Unpaid losses and LAE - CBIC - Acquisition date:
Gross	$72,387	$—	$—
Ceded	(18,881)	—	—
Net	$53,506	$—	$—

Increase (decrease) in incurred losses and LAE:
Current accident year	$310,145	$284,575	$269,965
Prior accident years	(110,061)	(83,243)	(66,577)
Total incurred	$200,084	$201,332	$203,388

Loss and LAE payments for claims incurred:
Current accident year	$(89,924)	$(43,945)	$(41,890)
Prior accident years	(186,537)	(147,675)	(160,457)
Total paid	$(276,461)	$(191,620)	$(202,347)

Net unpaid losses and LAE at end of year	$796,909	$819,780	$810,068

Unpaid losses and LAE at end of year:
Gross	$1,150,714	$1,173,943	$1,146,460
Ceded	(353,805)	(354,163)	(336,392)
Net	$796,909	$819,780	$810,068

The differences from our initial reserve estimates emerged as changes in our ultimate loss estimates as we updated those estimates through our reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set are settled. As a small specialty insurer with a diversified product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of experience directly available to us and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The table below summarizes our prior accident years’ loss reserve development by segment for 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
(Favorable)/Unfavorable reserve development by segment
Casualty	$(83,892)	$(64,602)	$(65,523)
Property	(18,453)	(8,271)	3,434
Surety	(7,716)	(10,370)	(4,488)
Total	$(110,061)	$(83,243)	$(66,577)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2011.  During 2011, all of our segments experienced favorable emergence from prior years’ reserve estimates. From the casualty segment there was $83.9 million of favorable development coming mostly from accident years 2006 through 2009.

Again this year, the expected loss ratios initially used to establish carried reserves for these accident years proved to be higher than required. This resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that continued to be considerably less than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development, but this was particularly true for our general liability product. It was by far the largest contributor at $37.3 million and was driven primarily by the construction classes. Other significant favorable development came from our commercial umbrella, personal umbrella and transportation products in amounts of $15.1 million, $7.7 million and $6.9 million, respectively. In addition, our program business, much of which is in runoff, was responsible for $6.2 million of the total. Unfavorable development came from the asbestos and environmental exposures associated with business assumed in the 1970’s and 1980’s which totaled $1.5 million.

The property segment experienced $18.5 million of favorable development in 2011. Of this amount, $8.5 million came from the marine product in accident years 2008 through 2010. The longer-tailed hull, protection & indemnity and liability coverages were responsible for most of the total. The difference in conditions product was also a contributor in 2011 with $7.0 million of favorable development that was primarily the result of the favorable final resolution of a claim arising from the 1994 Northridge earthquake. Other products having favorable development were assumed crop, assumed facultative reinsurance and homeowners.

The surety segment contributed $7.7 million of favorable emergence in 2011. Accident years 2010 and 2009 were responsible for the majority of that development. The biggest contributors by product were contract, energy and commercial with favorable development of $3.9 million, $2.2 million and $2.0 million, respectively. We have been monitoring these products for the last few years for signs of adverse experience caused by the economic environment. In prior years we had not seen much evidence of stress on our customers, however, this began to change somewhat in 2011, particularly with respect to contract surety. This did not significantly affect development on prior accident years but did affect loss estimates for the current accident year.

2010.  During 2010, we experienced favorable loss emergence from prior years’ reserve estimates across all of our segments. For our casualty segment, we experienced $64.6 million of favorable development, predominantly from the accident years 2006 through 2008. In retrospect, the expected loss ratios initially used to establish carried reserves for these accident years proved to be higher than required, which resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that continued to be considerably less than we expect over the long term. This was particularly true for our personal umbrella, transportation and executive products which experienced favorable loss development of $17.7 million, $11.6 million and $9.1 million, respectively. We also saw favorable loss emergence across most of our other casualty business including our commercial umbrella, program and general liability products. The experience on program business was a reversal compared to our experience in recent years. The contribution from general liability was much smaller than in previous years because of adverse experience on owner, landlord and tenant (non-construction) classes. This affected development on accident year 2009 in particular. In addition, we realized favorable development from some runoff casualty business including environmental and asbestos exposures. This was enhanced by successful reinsurance recovery efforts.

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

The surety segment experienced $10.4 million of favorable emergence in 2010. Accident year 2009 produced nearly all of the favorable development. The contract and commercial surety products were responsible for the majority of the favorable development, contributing $5.4 million and $3.7 million, respectively. We have been monitoring these products closely for signs of adverse experience caused by the condition of the economy over the last few years. To date, the impact has been much less than we thought likely and this is largely responsible for the favorable development.

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

Our surety segment experienced $4.5 million of favorable emergence in 2009. Almost all of the favorable emergence was from the 2008 accident year. Very little observed loss severity in the commercial surety product resulted in $1.5 million of favorable emergence. Continued improvement in our contract surety loss ratio resulting from past re-underwriting of the business led to $3.4 million of favorable loss reserve development. We continue to watch these products closely as they can be significantly impacted by economic downturns.  However, there has been no impact to loss frequency or severity up to this point.

The following table presents the development of our balance sheet reserves from 2001 through 2011. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2011. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

An extra column for 2011 has been added to the table to identify the reserves added due to the mid-2011 acquisition of CBIC and the development that occurred between the acquisition date and year-end 2011.

Adverse loss and LAE reserve development can be observed in the table for years ending 2001-2002 on a net basis, and 2001-2003 on a gross basis.  This development is related to unexpectedly large increases in loss frequency and severity and unquantifiable expansion of policy terms and conditions that took place in accident years 1997-2001 for our casualty segment.  These causes widely impacted the property and casualty insurance industry during this time as soft market conditions were prevalent.  These factors, combined with our rapid growth during 1999-2002, caused significant estimation risk, and thus had a related impact on our reserve liabilities for those years.

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

	Year Ended December 31,
(Dollars in thousands)	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011*	2011
Net Liability for unpaid losses and Settlement expenses at end of the year	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$53,506	$796,909
Paid cumulative as of:
One year later	98,953	94,465	129,899	137,870	154,446	162,450	161,484	160,460	147,677	177,862	9,029
Two years later	159,501	182,742	212,166	239,734	270,210	275,322	267,453	269,740	259,456
Three years later	211,075	234,231	273,019	324,284	353,793	348,018	343,777	348,188
Four years later	238,972	269,446	322,050	378,417	399,811	394,812	393,157
Five years later	260,618	300,238	357,239	406,002	431,959	422,835
Six years later	281,775	321,841	373,122	425,186	447,415
Seven years later	295,663	331,092	387,506	431,414
Eight years later	302,293	343,080	389,868
Nine years later	313,596	343,422
Ten years later	312,783
Liability re-estimated as of:
One year later	340,775	393,347	520,576	605,946	695,254	687,927	712,590	742,451	726,825	709,719	53,506
Two years later	335,772	394,297	485,146	577,709	636,356	637,117	658,109	655,838	632,697
Three years later	344,668	397,772	478,113	566,181	599,420	601,939	605,111	596,476
Four years later	355,997	409,597	490,022	549,795	576,319	569,806	560,565
Five years later	359,161	424,809	483,575	536,803	556,836	540,895
Six years later	377,264	422,027	479,049	525,321	539,639
Seven years later	379,229	422,137	473,251	509,462
Eight years later	380,904	420,722	456,302
Nine years later	380,729	405,059
Ten years later	369,074
Net cumulative redundancy (deficiency)	$(41,824)	$(13,107)	$75,091	$158,957	$199,018	$252,211	$214,363	$212,551	$177,371	$110,061

Gross liability	$604,505	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$72,387	$1,150,714
Reinsurance recoverable	(277,255)	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(18,881)	(353,805)
Net liability	$327,250	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$53,506	$796,909

Gross re-estimated liability	$794,814	$873,089	$905,705	$935,778	$990,856	$881,533	$885,392	$905,064	$933,537	$1,019,725	$72,387
Re-estimated recoverable	(425,740)	(468,030)	(449,403)	(426,316)	(451,217)	(340,638)	(324,827)	(308,588)	(300,840)	(310,006)	(18,881)
Net re-estimated liability	$369,074	$405,059	$456,302	$509,462	$539,639	$540,895	$560,565	$596,476	$632,697	$709,719	$53,506
Gross cumulative redundancy (deficiency)	$(190,309)	$(140,251)	$(2,264)	$196,821	$341,010	$437,244	$306,786	$254,247	$212,923	$154,218

* Represents CBIC’s reserves acquired on April 28, 2011 and subsequent development thereon through December 31, 2011.

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

	Year Ended December 31,
(Dollars in thousands)	2011		2010	2009	2008	2007

Statutory net premiums written	$549,638	*	$485,140	$469,916	$513,456	$538,763
Policyholders’ surplus	710,186		732,379	784,161	678,041	752,004
Ratio	0.8 to 1		0.7 to 1	0.6 to 1	0.8 to 1	0.7 to 1

* Includes statutory results of CBIC post-acquisition

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

	Year Ended December 31,
GAAP	2011	2010	2009	2008	2007

Loss ratio	37.2	40.8	41.3	46.7	35.1

Expense ratio	41.2	39.9	41.0	37.5	36.3

Combined ratio	78.4	80.7	82.3	84.2	71.4

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

	Year Ended December 31,
Statutory	2011		2010		2009		2008		2007

Loss ratio	37.2		40.8		41.3		46.7		35.1

Expense ratio	41.9		40.6		42.6		39.0		38.2

Combined ratio	79.1	*	81.4		83.9		85.7		73.3

Industry combined ratio	108.2	(1)	102.2	(2)	100.6	(2)	105.2	(2)	95.6	(2)

*Includes statutory results of CBIC post-acquisition

(1)                                 Source: Insurance Information Institute.  Estimated for the year ended December 31, 2011.

(2)           Source: A.M. Best Aggregate & Averages — Property-Casualty (2011 Edition) statutory basis.

Investments

Investment portfolios are managed both internally and externally by experienced portfolio managers.  We follow an investment policy that is reviewed quarterly and revised periodically.   Oversight of our investment policies is conducted by our board of directors and senior officers.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Common stock investments are limited to securities listed on the national exchanges. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we have a diversified investment portfolio and balance our investment credit risk to minimize aggregate credit exposure. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities as part of a long-term asset allocation strategy has contributed significantly to our historic growth in book value.

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs).  As disclosed in our 2011 Financial Report to Shareholders, attached as Exhibit 13, we determined the fair values of certain financial instruments based on the fair value hierarchy.

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

As a part of management’s process to determine fair value, we utilize a widely recognized, third party pricing source to determine our fair values. We have obtained an understanding of the third-party pricing source’s valuation methodologies and inputs. The following is a description of the valuation techniques used for financial assets that are measured at fair value, including the general classification of such assets pursuant to the fair value hierarchy.

Corporate, Government and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use) benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread (OAS) and is a multi-dimensional relational model. All bonds valued using these techniques are classified as Level 2. All Corporate, Government and Municipal securities were deemed Level 2.

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

For the Level 2 securities, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing service. Our review consists of a two pronged approach.  First, we compare prices provided by our pricing service to those provided by an additional source.  Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing service. In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing service are reasonable.

For common stock, we receive prices from the same nationally recognized pricing service. Prices are based on observable inputs in an active market and are therefore disclosed as Level 1.  Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.  Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 are summarized below:

	As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporates	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agencies	$—	$113,819	$—	$113,819
Corporates	—	467,100	—	467,100
Mortgage-backed	—	248,986	—	248,986
ABS/CMO*	—	56,953	—	56,953
Non-U.S. govt. & agency	—	6,697	—	6,697
U.S. treasuries	—	16,172	—	16,172
Municipals	—	236,590	—	236,590
Equity	388,689	—	—	388,689
Total available-for-sale securities	$388,689	$1,146,317	$—	$1,535,006
Total	$388,689	$1,146,324	$—	$1,535,013

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2010
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$15	$—	$15
ABS/CMO*	—	—	—	—
Treasuries	—	—	—	—
Total trading securities	$—	$15	$—	$15
Available-for-sale securities
U.S. agencies	$—	$102,213	$—	$102,213
Corporates	—	471,376	—	471,376
Mortgage-backed	—	254,141	—	254,141
ABS/CMO*	—	49,915	—	49,915
Non-U.S. govt & agency	—	1,557	—	1,557
U.S. treasuries	—	15,824	—	15,824
Municipals	—	237,038	—	237,038
Equity	321,897	—	—	321,897
Total available-for-sale securities	$321,897	$1,132,064	$—	$1,453,961
Total	$321,897	$1,132,079	$—	$1,453,976

*Asset-backed & collateralized mortgage obligations

As noted in the above tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011 and 2010.  Additionally, there were no securities transferred in or out of levels 1 or 2 during 2011 or 2010.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment (OTTI).  If this review suggests that a decline in fair value is other-than-temporary based upon many factors, including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings. During 2011, we recognized $0.3 million in impairment losses. All losses were in our equity portfolio on securities we no longer had the intent to hold. In 2010, we did not record any impairment losses.  All impairments of equity securities were recorded through earnings due to our intent to sell the securities.

The fixed income portfolio contained 27 securities at a loss as of December 31, 2011. Of these 27 securities, nine have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $1.7 million in unrealized losses. The fixed income unrealized losses can be primarily attributed to higher risk premiums in the banking and finance sectors due to global uncertainty.  They are not credit-specific issues. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.

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

As of December 31, 2011, we held 25 common stocks that were in unrealized loss positions. The total unrealized loss on these securities was $2.5 million.  With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

Fixed Income Securities

As of December 31, 2011, our fixed income portfolio had the following rating distributions:

FAIR VALUE	AAA	AA	A	BBB	No Rating	Fair Value
Bonds:
Corporate - financial	$—	$21,085	$92,872	$41,532	$3,375	$158,864
All other corporate	—	7,579	116,555	108,018	—	232,152
Financials - private placements	—	15,932	12,564	21,624	—	50,120
All other corporates - private placements	9,711	—	20,389	10,400	—	40,500
U.S. govt. agency (GSE)	—	374,647	—	—	—	374,647
Non-U.S. govt. agency	—	5,150	1,547	—	—	6,697
Tax-exempt municipal securities	54,879	172,513	10,987	—	—	238,379

Structured:
GSE - RMBS	$—	$248,993	$—	$—	$—	$248,993
Non-GSE RMBS - prime	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—
ABS - home equity	—	—	—	—	—	—
ABS - credit cards	—	—	—	—	—	—
ABS - auto loans	—	—	—	—	—	—
All other ABS	6,749	—	—	—	—	6,749
CMBS	50,204	—	—	—	—	50,204
CDOs/CLOs	—	—	—	—	—	—
	$121,543	$845,899	$254,914	$181,574	$3,375	$1,407,305

Our fixed income portfolio comprised 74 percent of our total 2011 portfolio, compared to 80 percent in 2010.  As of December 31, 2011, the fair value of our fixed income portfolio consisted of 9 percent AAA-rated securities, 60 percent AA-rated securities, 18 percent A-rated securities and 13 percent BBB-rated securities.

As of December 31, 2011, the duration of the fixed income portfolio was 3.5 years and remained diversified with investments in treasury, government sponsored agency, corporate, municipal, mortgage-backed and asset-backed securities.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities and we believe it is probable that we will receive all contractual or estimated cash flows based on our analysis of previously disclosed factors.  In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management.

Our MBS portfolio is comprised of residential MBS investments. As of December 31, 2011, MBS investments totaled $249.0 million (18 percent) of the fixed income portfolio compared to $254.2 million (18 percent) as of December 31, 2010.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes CMOs and mortgage-backed pass-through securities. A mortgage pass-through is a security consisting of a pool of residential mortgage loans. All payments of principal and interest are passed through to investors each month. A CMO is a mortgage-backed security with a more finite maturity. This can reduce the risks associated with prepayment because each security is divided into maturity classes that are paid off sequentially, under certain expected interest rate conditions.  Our MBS portfolio does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

Our asset-backed securities (ABS) portfolio is comprised of rate reduction utility bonds. As of December 31, 2011, ABS/CMBS (commercial mortgage-backed securities) investments were $57.0 million (4 percent) of the fixed income portfolio, compared to $49.9 million (3 percent) as of December 31, 2010. CMBS made up $50.2 million (88 percent) of the ABS/CMBS portfolio at December 31, 2011, compared to $40.2 million (81 percent) at December 31, 2010.  The entire ABS/CMBS portfolio was rated AAA as of December 31, 2011.

We do not own any subprime mortgages, credit card asset-backed securities, or auto loan asset backed securities as of December 31, 2011.

As of December 31, 2011, the municipal bond component of the fixed income portfolio decreased $4.7 million, to $238.4 million and comprised 17 percent of our total fixed income portfolio, the same as 2010.

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

As of December 31, 2011, approximately 62 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 38 percent were revenue fixed income.  Ninety-five percent of our municipal fixed income securities were rated AA or better, while 100 percent were rated A or better.

As of December 31, 2011, our corporate debt portfolio totaled $481.6 million (34 percent) of the fixed income portfolio compared to $486.4 million (34 percent) as of December 31, 2010.  The corporate debt portfolio has an overall quality rating of single A, diversified amongst 160 issuers, with no single issuer greater than $12 million or 1 percent of invested assets.

We believe corporate debt investments add diversification and additional yield to our portfolio. With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program.  We believe it is probable that the securities in our portfolio will continue to receive contractual payments in the form of principal and interest.

As of December 31, 2011, our GSE or Agency debt portfolio totaled $358.5 million (25 percent) of the fixed income portfolio, compared to $384.5 million (27 percent) as of December 31, 2010. GSE securities carry no explicit government guarantee of creditworthiness, but are considered high quality partly due to an “implicit guarantee” that the government would not allow such important institutions to fail or default on senior debt. The GSE debt portfolio has an overall quality rating of AA+.

During 2011, while the majority of available cash flows went towards the purchase of fixed income securities, we also increased our equity allocation to 20 percent. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value.  As of December 31, 2011, 87 percent of the fixed income portfolio was rated A or better and 69 percent was rated AA or better.

We currently classify 19 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (81 percent) or trading (less than 1 percent) and are carried at fair value. As of December 31, 2011, we maintained $1.1 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2011, are as follows:

	Par	Amortized	Fair	Carrying
(thousands)	Value	Cost	Value	Value
2012	13,640	13,717	13,953	13,895
2013	9,000	9,001	9,538	9,338
2014	34,183	34,598	36,324	36,324
2015	50,050	50,032	52,903	52,809
2016	34,805	35,068	36,988	36,988
2017	38,500	39,512	43,138	43,138
2018	76,646	77,638	84,930	84,930
2019	67,868	70,711	77,338	77,338
2020	121,510	123,955	129,551	129,551
2021	204,374	206,356	213,407	213,363
2022	51,595	52,446	54,459	54,421
2023	32,555	34,320	36,116	36,116
2024	21,836	22,812	23,858	23,858
2025	124,317	124,620	124,360	124,328
2026	153,171	154,009	155,368	154,904
2027	1,600	1,736	1,790	1,790
2028	0	0	0	0
2029	0	0	0	0
2030	8,000	7,964	7,338	7,513

Total excluding Mtge/ABS/CMO*	$1,043,650	$1,058,495	$1,101,359	$1,100,604

Mtge/ABS/CMO*	$283,653	$287,466	$305,946	$305,946

Grand Total	$1,327,303	$1,345,961	$1,407,305	$1,406,550

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Equity Securities

At December 31, 2011, our equity securities were valued at $388.7 million, an increase of $66.8 million from the $321.9 million held at the end of 2010. During 2011, the pretax change in unrealized gains on equity securities was $10.5 million. Equity securities represented 20 percent of cash and invested assets at the end of 2011, an increase from 18 percent at year-end 2010.  As of the year-end 2011, total equity investments held represented 47 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with an overall dividend yield that exceeds the S&P 500.  In addition, we have investments in eight Exchange Traded Funds (ETFs).  Our strategy remains one of value investing, with security selection taking precedence over market timing. A buy-and-hold strategy is used, minimizing both transaction costs and taxes. In 2011, we recorded impairment losses of $0.3 million on our equity securities we no longer had the intent to hold. We did not record any impairment losses in 2010.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2011, including fair value, cost basis and unrealized gains and losses:

				Net
	Cost	12/31/2011	% of Total	Unrealized
(in thousands)	Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$21,778	$30,503	7.8%	$8,725
Consumer staples	19,387	34,829	9.0%	15,442
Energy	13,808	29,460	7.6%	15,652
Financials	26,161	30,524	7.9%	4,363
Healthcare	13,418	23,979	6.2%	10,561
Industrials	25,765	38,975	10.0%	13,210
Information technology	23,678	31,407	8.1%	7,729
Materials	7,045	8,993	2.3%	1,948
Telecommunications	9,297	15,187	3.9%	5,890
Utilities	46,893	70,474	18.1%	23,581
ETFs	62,170	74,358	19.1%	12,188
Total	$269,400	$388,689	100%	$119,289

As of December 31, 2011, our common stock portfolio totaled $314.3 million (81 percent) of the equity portfolio compared to $245.9 million (76 percent) as of December 31, 2010.  The increase in value of our common stock portfolio in 2011 was due to increasing our allocation to the equity portfolio during the second half of the year as well as the strong returns in the asset class in the fourth quarter.

Our common stock portfolio consists primarily of large cap, value oriented, dividend paying securities.  We employ a long-term, buy-and-hold strategy that has provided outstanding risk-adjusted returns over the last 10 years.  We believe an equity allocation provides certain diversification and return benefits over the long term.  The strategy provides above-market dividend yields with less volatility than the market.

As of December 31, 2011, our ETF investment totaled $74.4 million (19 percent) of the equity portfolio compared to $76.0 million (24 percent) as of December 31, 2010.  The ETF investments add diversification and liquidity to our portfolio.

We had cash, short-term investments and fixed income securities maturing within one year of $118.9 million at year-end 2011. This total represented 6 percent of cash and invested assets versus 4 percent the prior year.  Our short-term investments consist of investments with original maturities with 90 days or less, primarily AAA-rated prime and government money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Average Invested Assets (1)	$1,851,654	$1,827,761	$1,755,665	$1,749,303	$1,834,009
Net Investment Income (2)(3)	63,681	66,799	67,346	78,986	78,901
Net Realized Gains/(Losses) (3)	17,036	23,243	(12,755)	(46,738)	28,966
Change in Unrealized Appreciation/(Depreciation) (3)(4)	32,855	28,695	95,281	(123,607)	(14,650)
Annualized Return on Average Invested Assets	6.1%	6.5%	8.5%	-5.2%	5.1%

(1) Average of amounts at beginning and end of each year (inclusive of cash and short-term investments).
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

The insurance holding company laws also require that ordinary dividends paid by an insurance company be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined under both Illinois and Washington law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the most recent calendar year, or 10 percent of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and to require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly, or more frequently if necessary), and periodic examinations.

The quarterly and annual financial reports to the states utilize statutory accounting principles that are different from GAAP, which present the business as a going concern. The statutory accounting principles used by insurance regulators, in keeping with the intent to assure policyholder protection, are generally based on a solvency concept.

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a withdrawal plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces in a timely manner.

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

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ states of domicile (Illinois and Washington) or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and to comply with our legal obligations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was passed in 2010 as a response to the economic recession in the late 2000s and represents significant change and increase in regulation of the American financial services industry. Dodd-Frank changes the existing regulatory structures of banking and other financial institutions, including creating new governmental agencies (while merging and removing others), increasing oversight of financial institutions and specialized oversight of institutions regarded as presenting a systemic risk, protecting consumers and investors, promoting transparency and accountability at financial institutions, enhancing regulation of capital markets, and a variety of additional changes affecting the overall regulation and operation of financial services businesses in America. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies. In addition, Dodd-Frank contains insurance industry-specific provisions, including establishment of the Federal Office of Insurance (FOI) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FOI, part of the U.S. Department of Treasury, has limited authority and no direct regulatory authority over the business of insurance. FOI’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data, and representation of the U.S. with international insurance regulators. Many aspects of Dodd-Frank will be implemented over time by various federal agencies, including bank regulatory agencies and the Securities and Exchange Commission (SEC).

As a public company with insurance company subsidiaries, several aspects of Dodd-Frank apply to our company. Specifically, provisions affecting executive compensation, corporate governance for public companies and those addressing the insurance industry will affect us. Accordingly, we will monitor, implement and comply with all Dodd-Frank related changes to our regulatory environment.

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation and instead is regulated principally at the state level. However, Dodd-Frank (summarized above) includes elements that affect the insurance industry and insurance companies such as ours. Implementation of the insurance-specific aspects of Dodd-Frank is expected to take a year or more, including passage of enabling regulations and legislation at the state level. We will continue to monitor, implement and comply with all insurance-specific aspects of Dodd-Frank. We expect the intended reduction of state regulation of surplus lines insurance to positively affect our company, although the benefits may not be realized immediately. However, we cannot predict whether any such legislation will have an impact on our company. We will continue to monitor all federal insurance legislation and related state regulations that implement Dodd-Frank.

Licenses and Trademarks

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services.  We have a two-year software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard CATs, which renewed effective February 1, 2010. RLI Ins. has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements for various software programs/systems from time to time in the ordinary course of business.

We hold U.S. federal service mark registration of our corporate logo “RLI” and several other company service mark and trademarks with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property nationwide from deceptively similar use. The duration of these registrations is 10 years unless renewed.  We monitor our trademarks and service marks and protect them from unauthorized use as necessary.

Employees

As of December 31, 2011, we employed a total of 862 associates. Of the 862 total associates, 55 were part-time and 807 were full-time.

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

• Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure;

• Changes in the level of private and government-related reinsurance capacity;

• Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities;

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

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii.  Most of our past CAT-related claims have resulted from earthquakes and hurricanes. For example, we incurred a pre-tax net loss of $57.2 million related to the 1994 Northridge earthquake in California. In recent years, hurricanes have had a significant impact on our results.  In 2008, we incurred a pre-tax loss of $24.0 million on hurricanes Ike and Gustav.  We incurred a pre-tax loss of $22.5 million from the 2005 hurricanes, Katrina, Rita and Wilma.  CATs can also be caused by various events, including windstorms, hailstorms, explosions, severe winter weather and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001.

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Various events can cause CAT losses.  In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and their frequency and severity are inherently unpredictable.  In addition, climate change could have an impact on longer-term natural CAT trends.  Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs.  CATs can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses.  In addition, CAT claims may be higher than we anticipated or modeled and could cause substantial volatility in our financial results for any fiscal quarter or year.  Our ability to write new business could also be affected.  We believe that increases in the value and geographic concentration of insured property and the effects of inflation could also increase the severity of claims from CAT events in the future.

Actual insured losses may be greater than our loss reserves, which would negatively impact our profitability.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are just an estimate of the ultimate costs of claims and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

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

As is typical in our industry, we face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation.  We are party to a variety of litigation matters throughout the year.  Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs.  And, as described above, even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase - which could increase our costs - or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments - especially CAT-exposed risks - which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims or until they are recognized as profits. At December 31, 2011, our investment portfolio consisted of $1.4 billion in fixed income securities, $388.7 million in equity securities and $105.0 million in cash and short-term investments. For the 12 months ended December 31, 2011, we experienced a $32.9 million pre-tax unrealized gain on our investment portfolio. For the fiscal year ended December 31, 2010, we experienced $28.7 million in pre-tax unrealized gains on our investment portfolio. The 2011 gains were due to gains in the available-for-sale portfolio as interest rates declined during the second half of 2011. The 2010 gains were due to the strong performance of the equity market. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

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

• Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other “alternative markets” types of coverage; and

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

Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2011. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and RIC (group-rated). A.M. Best also reaffirmed its “A, Excellent” rating for CBIC.  Standard and Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins., Mt. Hawley and RIC.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins., Mt. Hawley and RIC.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois and Washington, as a public company we are also subject to the regulations of the U. S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters.  We are also subject to the corporation laws of Illinois and Washington, where we and our four insurance company subsidiaries are incorporated.  At the federal level, we are subject to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, each of which regulate corporate governance and other areas.  We monitor these laws, regulations and rules on an ongoing basis to ensure compliance, and make appropriate changes as necessary.  Implementing such changes may require adjustments to our business methods, increase our costs and other changes that could cause us to be less competitive in our industry.

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

RLI Corp. is the holding company for our four insurance operating companies.  At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We may rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance company subsidiaries will depend on the surplus and future earnings of these subsidiaries and is also subject to regulatory restrictions. The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year or their net income for the 12-month period ending December 31 of the preceding year. These levels may be exceeded in some cases with prior approval from the regulatory authorities of Illinois.  Based on the calculation of this limitation, the maximum dividend distribution that can be paid by RLI Ins. for any rolling 12-month period ending during 2012, without prior approval, would be $139.0 million, which represents RLI Ins.’s net income for 2011. The 12-month rolling dividend limitation in 2011, based on the above criteria, was $129.3 million (or RLI Ins.’s 2010 net income).  In 2011, total cash dividends of $150.0 million were paid by RLI Ins., $25.0 million in June 2011 and $125.0 million in December 2011. The entire $150.0 million was paid as an extraordinary dividend after seeking and receiving approval from the Illinois regulatory authorities in June and October, respectively.  The extraordinary dividend paid to RLI Corp. in December 2011 was used to support the special dividend of $105.8 million paid to shareholders on December 20, 2011. Again in 2012, due to the 12-month rolling dividend limitation and the large affiliate dividend paid in December 2011, RLI Ins. will be limited in amounts it can pay in dividends without seeking approval from Illinois regulatory authorities. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to meet our debt service obligations or to pay dividends to our shareholders or corporate expenses.

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

Any such issues could materially impact our company, including the impairment of information availability, compromise of system integrity/accuracy, reduction of our volume of transactions and interruption of our general business.  Although we believe our computer systems are securely protected against cyber-security risks, we cannot guarantee that such problems will never occur.  If they do, interruption to our business and related costs could be significant, which could impair our profitability.

We may not be able to effectively start up or integrate a new product opportunity.

Our ability to grow our business depends in part on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model.  New product launches as well as business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs.  If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

We own six commercial buildings in Peoria, Illinois.  Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters.  Located on the same 20.6 acre campus is a 24,000 square foot building which is used by two branch offices of RLI Ins. and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space.  Our corporate campus also includes a 12,800 square foot building used as office space as well as storage for furniture and equipment.  The final structure is a 15,000 square foot office building, of which 5,000 square feet is leased. None of the buildings are dedicated exclusively to one of our segments.  We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

Most of our branch offices and other company operations lease office space throughout the country.

Item 3.  Legal Proceedings

We are party to numerous claims, losses and litigation matters that arise in the normal course of our business. Many of such claims, losses or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also involved in various other legal proceedings and litigation unrelated to our insurance business that arise in the ordinary course of business operations.  Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Refer to the Investor Information on page 72 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein for information on the market on which our common stock is traded, holders of our common stock and dividends.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)           Not applicable.

(c)          Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007.  On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock.  In the second quarter of 2010, we completed our $200 million share repurchase program.  On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program.  For the year, we repurchased 111,956 shares at an average cost of $59.16 per share ($6.6 million).  We have $87.5 million of remaining capacity from the repurchase program.  The transactions occurred pursuant to open market purchases.  The repurchase program may be suspended or discontinued at any time without prior notice.  There were no repurchases during the fourth quarter of 2011.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 70 through 71 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 32 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation and other-than-temporary impairment, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. A detailed discussion of these critical accounting policies can be found on pages 8 through 13 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that are valuable in managing our business, including underwriting income, gross premiums written, net written premiums and combined ratios. A detailed discussion of these measures can be found on pages 7 through 8 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 32 of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 33 through 67, of the 2011 Financial Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statement Schedules on page 49).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have excluded from our evaluation, the internal control over financial reporting of Contractors Bonding and Insurance Company (CBIC), which we acquired on April 28, 2011, as discussed in Note 13 of the Notes to Consolidated Financial Statements in this annual report.  This exclusion is in accordance with rules issued by the Securities and Exchange Commission allowing an assessment of a recent business combination to be omitted from management’s report on internal control over financial reporting in the year of consolidation.  Our next annual assessment will not exclude CBIC.  As of December 31, 2011, total assets subject to CBIC’s internal control over financial reporting represented $261 million, or 10 percent, of our total assets.  Total gross premiums written subject to CBIC’s internal control over financial reporting represented $36 million, or 5 percent, of total gross premiums written for the year ended December 31, 2011.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 64 of the 2011 Financial Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                 (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statement Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 60-61.

(b)           Exhibits.  See Exhibit Index on pages 60-61.

(c)                              Financial Statement Schedules.  The schedules included on attached pages 51 through 59 as required by Regulation S-X are excluded from the Company’s 2011 Financial Report to Shareholders.  See Index to Financial Statement Schedules on page 49.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2011 Financial Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer and Treasurer

Date:	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Chairman & CEO
(Principal Executive Officer)

Date:	February 28, 2012

By	/s/Thomas L. Brown
Thomas L. Brown, Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Date:	February 28, 2012

By:	/s/Kaj Ahlmann
Kaj Ahlmann, Director

Date:	February 28, 2012

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 28, 2012

By:	/s/John T. Baily
John T. Baily, Director

Date:	February 28, 2012

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date	February 28, 2012

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date	February 28, 2012

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 28, 2012

By:	/s/F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 28, 2012

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 28, 2012

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 28, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Reference (Page)

Data Submitted Herewith:

Report of Independent Registered Public Accounting Firm		50

Schedules:

I.	Summary of Investments - Other than Investments in Related Parties
	at December 31, 2011.	51

II.	Condensed Financial Information of Registrant, as of and for the three years
	ended December 31, 2011.	52-54

III.	Supplementary Insurance Information, as of and for the three years ended
	December 31, 2011.	55-56

IV.	Reinsurance for the three years ended December 31, 2011.	57

V.	Valuation and Qualifying Accounts for the three years ended December 31, 2011.	58

VI.	Supplementary Information Concerning Property-Casualty Insurance
	Operations for the three years ended December 31, 2011.	59

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 28, 2012, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the 2011 Financial Report to Shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2011.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2012

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2011

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$15,721	$16,172	$16,172
U.S. Agencies	112,975	113,819	113,819
Non-U.S. Government & Agency	6,403	6,697	6,697
Mtge/ABS/CMO*	287,459	305,939	305,939
Corporates	439,079	467,100	467,100
States, political subdivisions, and revenues	224,091	236,590	236,590
Total available-for-sale	$1,085,728	$1,146,317	$1,146,317

Held-to-maturity
U.S. Government	$—	$—	$—
U.S. Agencies	243,571	244,656	243,571
Corporates	15,000	14,536	15,000
State, political subdivisions, and revenues	1,655	1,789	1,655
Total held-to-maturity	$260,226	$260,981	$260,226

Trading
U.S. Government	$—	$—	$—
U.S. Agencies	—	—	—
Mtge/ABS/CMO*	7	7	7
Corporates	—	—	—
States, political subdivisions, and revenues	—	—	—
Total trading	$7	$7	$7

Total fixed maturities	$1,345,961	$1,407,305	$1,406,550

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$207,230	$314,331	$314,331
I Shares (Ind/misc)	62,170	74,358	74,358
Reits (Ind/misc)	0	0	0
Total equity securities	$269,400	$388,689	$388,689

Cash & short-term investments	$105,049	$105,049	$105,049

Total investments and cash	$1,720,410	$1,901,043	$1,900,288

*Mortgage-backed, asset-backed & collateralized mortgage obligations.

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 50 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2011	2010
ASSETS

Cash	$346	$26
Short-term investments, at cost which approximates fair value	11,217	1,019
Investments in subsidiaries, at equity value	846,851	831,560
Investments in unconsolidated investee, at equity value	49,968	43,358
Fixed income:
Available-for-sale, at fair value (amortized cost - $28,048 in 2011 and $30,921 in 2010)	27,547	30,035
Property and equipment, at cost, net of accumulated depreciation of $2,616 in 2011 and $2,381 in 2010	4,771	4,995
Income taxes receivable - current	2,968	—
Deferred debt costs	219	326
Other assets	482	499
Total assets	$944,369	$911,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$6,684	$3,658
Income taxes payable—current	—	118
Income taxes payable—deferred	15,535	13,167
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	571	772
Total liabilities	$125,517	$120,442

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 32,627,244 shares in 2011 and 32,317,691 shares in 2010, and outstanding 21,162,137 shares in 2011 and 20,964,540 shares in 2010)	$32,627	$32,318
Paid in capital	227,788	215,066
Accumulated other comprehensive earnings, net of tax	117,325	95,992
Retained earnings	834,111	834,375
Deferred compensation	10,445	6,474
Treasury shares at cost (11,465,107 shares in 2011 and 11,353,151 shares in 2010)	(403,444)	(392,849)
Total shareholders’ equity	$818,852	$791,376
Total liabilities and shareholders’ equity	$944,369	$911,818

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2011	2010	2009
Net investment income	$1,179	$675	$906
Net realized investment gains (losses)	42	(13)	166
Equity in earnings of unconsolidated investees	6,497	7,101	5,052
Selling, general and administrative expenses	(7,766)	(7,998)	(7,941)
Interest expense on debt	(6,050)	(6,050)	(6,050)
Loss before income taxes	(6,098)	(6,285)	(7,867)
Income tax benefit	(4,949)	(8,754)	(3,590)
Net earnings (loss) before equity in net earnings of subsidiaries	(1,149)	2,469	(4,277)
Equity in net earnings of subsidiaries	131,740	124,963	98,122
Net earnings	$130,591	$127,432	$93,845
Other comprehensive loss, net of tax Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$277	$(530)	$(70)
Less: reclassification adjustment for losses (gains) included in net earnings	(27)	8	(108)
Other comprehensive income (loss) - parent only	250	(522)	(178)
Equity in other comprehensive earnings of subsidiaries/investees	21,083	19,103	62,459
Other comprehensive earnings	21,333	18,581	62,281
Comprehensive earnings	$151,924	$146,013	$156,126

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2011	2010	2009
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(1,149)	$2,469	$(4,277)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment gains	(42)	13	(166)
Depreciation	235	271	271
Other items, net	(104)	255	572
Change in:
Affiliate balances payable	3,026	(1,109)	1,803
Federal income taxes	3,330	1,730	1,511
Stock option excess tax benefit	(4,210)	(2,732)	(444)
Changes in investment in unconsolidated investees:
Undistributed earnings	(6,497)	(7,101)	(5,052)
Dividends received	—	7,920	—
Net cash provided by (used in) operating activities	$(5,411)	$1,716	$(5,782)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(29,621)	$(42,908)	$(28,536)
Short-term investments, net	(10,198)	—	(13,425)
Property and equipment	(11)	(6)	—
Sale of:
Fixed income, available-for-sale	8,125	—	7,531
Equity securities, available-for-sale	—	—	—
Short-term investments, net	—	15,072	—
Call or maturity of:
Fixed income, available-for-sale	24,400	27,930	33,750
Cash dividends received-subsidiaries	150,000	208,000	40,000
Net cash provided by (used in) investing activities	$142,695	$208,088	$39,320
Cash flows from financing activities
Stock option excess tax benefit	$4,210	$2,732	$444
Proceeds from stock option exercises	8,821	5,087	4,804
Treasury shares purchased	(6,624)	(23,858)	(19,251)
Treasury shares reissued	—	—	5,222
Cash dividends paid	(143,371)	(193,848)	(25,023)
Net cash used in financing activities	$(136,964)	$(209,887)	$(33,804)
Net (decrease) increase in cash	320	(83)	(266)
Cash at beginning of year	26	109	375
Cash at end of year	$346	$26	$109

Interest paid on outstanding debt for 2011, 2010 and 2009 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2011, 2010 and 2009

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2011

Casualty segment	$33,614	$973,077	$171,768	$236,198	$168,983
Property segment	24,515	133,861	103,346	203,660	120,422
Surety segment	34,312	43,776	66,153	98,594	20,740

RLI Insurance Group	$92,441	$1,150,714	$341,267	$538,452	$310,145

Year ended December 31, 2010

Casualty segment	$25,768	$1,005,935	$157,249	$232,047	$179,463
Property segment	22,477	134,691	93,265	181,645	90,734
Surety segment	26,190	33,317	51,023	79,690	14,378

RLI Insurance Group	$74,435	$1,173,943	$301,537	$493,382	$284,575

Year ended December 31, 2009

Casualty segment	$27,221	$1,018,241	$170,513	$265,957	$188,889
Property segment	22,539	95,428	93,339	155,303	65,172
Surety segment	26,120	32,791	48,675	70,701	15,904

RLI Insurance Group	$75,880	$1,146,460	$312,527	$491,961	$269,965

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2011, 2010 and 2009

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2011

Casualty segment	$(83,892)	$64,717	$22,215	$238,611
Property segment	(18,453)	57,656	13,481	210,904
Surety segment	(7,716)	55,352	8,616	100,123

RLI Insurance Group	$(110,061)	$177,725	$44,312	$549,638

Year ended December 31, 2010

Casualty segment	$(64,602)	$60,280	$20,474	$223,253
Property segment	(8,271)	53,055	12,043	179,899
Surety segment	(10,370)	44,736	6,067	81,988

RLI Insurance Group	$(83,243)	$158,071	$38,584	$485,140

Year ended December 31, 2009

Casualty segment	$(65,523)	$69,245	$21,932	$242,463
Property segment	3,434	51,886	11,551	152,889
Surety segment	(4,488)	40,889	6,285	74,564

RLI Insurance Group	$(66,577)	$162,020	$39,768	$469,916

See the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV--REINSURANCE

Years ended December 31, 2011, 2010 and 2009

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2011

Casualty	$327,411	$91,991	$778	$236,198	0.3%
Property	194,946	56,356	65,070	$203,660	32.0%
Surety	103,606	6,148	1,136	$98,594	1.2%

RLI Insurance Group Premiums earned	$625,963	$154,495	$66,984	$538,452	12.4%

2010

Casualty	$325,707	$94,807	$1,147	$232,047	0.5%
Property	189,298	53,487	45,834	181,645	25.2%
Surety	84,664	5,630	656	79,690	0.8%

RLI Insurance Group Premiums earned	$599,669	$153,924	$47,637	$493,382	9.7%

2009

Casualty	$365,928	$101,334	$1,363	$265,957	0.5%
Property	199,019	54,578	10,862	155,303	7.0%
Surety	75,087	6,450	2,064	70,701	2.9%

RLI Insurance Group Premiums earned	$640,034	$162,362	$14,289	$491,961	2.9%

See the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010 and 2009

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2011 Allowance for uncollectible reinsurance	$26,900	$—	$(496)	$26,404

2010 Allowance for uncollectible reinsurance	$29,620	$(1,865)	$(855)	$26,900

2009 Allowance for uncollectible reinsurance	$29,211	$1,002	$(593)	$29,620

See the accompanying report of independent registered accounting firm on page 50 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2011	$92,441	$1,150,714	$341,267	$538,452	$63,681
2010	$74,435	$1,173,943	$301,537	$493,382	$66,799
2009	$75,880	$1,146,460	$312,527	$491,961	$67,346

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2011	$310,145	$(110,061)	$177,725	$276,461	$549,638
2010	$284,575	$(83,243)	$158,071	$191,620	$485,140
2009	$269,965	$(66,577)	$162,020	$202,347	$469,916

(1)         Consolidated property-casualty insurance operations.

See the accompanying report of independent registered accounting firm on page 50 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles	Incorporated by reference to the Company’s
	of Incorporation	Form 8-K filed May 8, 2009.

3.2	Restated By-Laws	Incorporated by reference to the Company’s
Form 8-K filed November 18, 2008.

4.1	Senior Indenture dated as of	Incorporated by reference to the Company’s
	December 9, 2003	Form 8-K filed December 10, 2003.

10.1	The RLI Corp. Directors’ Irrevocable	Incorporated by reference to the Company’s
	Trust Agreement*	Quarterly Form 10-Q for the Second Quarter
ended June 30, 1993.

10.2	RLI Corp. Incentive Stock	Incorporated by reference to Company’s
	Option Plan*	Registration Statement on Form S-8 filed on
March 11, 1996, File No. 333-01637.

10.3	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
June 6, 1997, File No. 333-28625.

10.5	RLI Corp. Nonemployee Directors’	Incorporated by reference to the Company’s
	Deferred Compensation Plan, as	Form 10-K filed February 25, 2009.
amended*

10.6	RLI Corp. Executive Deferred	Incorporated by reference to the Company’s
	Compensation Plan, as amended*	Form 10-K filed February 25, 2009.

10.7	Key Employee Excess Benefit Plan,	Incorporated by reference to the Company’s
	as amended*	Form 10-K filed February 25, 2009.

10.8	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
May 31, 2005, File No. 333-125354.

10.9	RLI Annual Incentive Compensation	Incorporated by reference to the Company’s
	Plan, as amended*	Form 10-K filed February 25, 2011

10.10	RLI Long-Term Incentive Plan*	Incorporated by reference to the Company’s
Registration Statement on Form S-8 filed on
May 7, 2010, File No. 333-166614.

11.0	Statement re: computation of per	Refer to the Note 1O, “Earnings per share,”
	share earnings	on page 42 of the 2011 Financial Report to
Shareholders, attached as Exhibit 13.

13.0	2011 Financial Report to Shareholders	Attached as Exhibit 13.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 62

23.1	Consent of KPMG LLP	Page 63

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 64

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 65

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 66

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 67

101	XBRL-Related Documents	Attached as Exhibit 101