Form 10-Q
period 2012-03-31
RLI CORP
filed 2012-04-30
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 13, 2012, the number of shares outstanding of the registrant’s Common Stock was 21,209,853.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods Ended March 31,
(in thousands, except per share data)	2012	2011

Net premiums earned	$137,280	$116,051
Net investment income	15,293	16,303
Net realized investment gains	11,416	4,472
Other-than-temporary impairment (OTTI) losses on investments	—	—
Consolidated revenue	163,989	136,826
Losses and settlement expenses	61,883	46,871
Policy acquisition costs	48,197	38,618
Insurance operating expenses	12,259	9,615
Interest expense on debt	1,500	1,512
General corporate expenses	1,987	2,005
Total expenses	125,826	98,621
Equity in earnings of unconsolidated investee	2,946	2,616
Earnings before income taxes	41,109	40,821
Income tax expense	13,071	13,115
Net earnings	$28,038	$27,706

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	19,509	8,154
Less: Reclassification adjustment for (gains) included in net earnings	(8,733)	(2,906)
Other comprehensive earnings	10,776	5,248
Comprehensive earnings	$38,814	$32,954

Earnings per share:
Basic:

Basic net earnings per share	$1.32	$1.32
Basic comprehensive earnings per share	$1.83	$1.57

Diluted:

Diluted net earnings per share	$1.30	$1.30
Diluted comprehensive earnings per share	$1.80	$1.55

Weighted average number of common shares outstanding
Basic	21,188	21,025
Diluted	21,528	21,285

Cash dividends declared per common share	$0.30	$0.29

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2012	2011

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,251,451	$1,146,317
Held-to-maturity, at amortized cost	161,756	260,226
Trading, at fair value	8	7
Equity securities, at fair value	406,399	388,689
Short-term investments, at cost	58,451	23,865
Cash	70,306	81,184
Total investments and cash	1,948,371	1,900,288
Accrued investment income	11,862	13,865
Premiums and reinsurance balances receivable	132,352	124,496
Ceded unearned premium	61,998	61,629
Reinsurance balances recoverable on unpaid losses	324,952	353,805
Deferred policy acquisition costs	51,655	52,105
Property and equipment	19,168	20,104
Investment in unconsolidated investees	53,146	49,968
Goodwill and intangibles	60,248	60,482
Other assets	15,198	18,092
TOTAL ASSETS	$2,678,950	$2,654,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,121,730	$1,150,714
Unearned premiums	340,915	341,267
Reinsurance balances payable	52,318	50,861
Funds held	111,362	110,555
Income taxes-deferred	43,837	37,867
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	42,558	58,883
Other liabilities	37,553	12,053
TOTAL LIABILITIES	$1,850,273	$1,862,200

Shareholders’ Equity
Common stock ($1 par value)
(32,674,960 shares issued at 3/31/12)
(32,627,244 shares issued at 12/31/11)	32,675	32,627
Paid-in capital	231,331	227,788
Accumulated other comprehensive earnings	128,101	117,325
Retained earnings	829,569	807,893
Deferred compensation	9,179	10,445
Less: Treasury shares at cost
(11,465,107 shares at 3/31/12)
(11,465,107 shares at 12/31/11)	(402,178)	(403,444)
TOTAL SHAREHOLDERS’ EQUITY	828,677	792,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,678,950	$2,654,834

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods Ended March 31,
(in thousands)	2012	2011

Net cash provided by (used in) operating activities	$(3,247)	$17,938
Cash Flows from Investing Activities
Investments purchased	(289,784)	(60,240)
Investments sold	113,584	76,360
Investments called or matured	180,660	39,787
Net change in short-term investments	(6,775)	(69,590)
Net property and equipment purchased	(2,545)	(1,030)
Net cash used in investing activities	$(4,860)	$(14,713)

Cash Flows from Financing Activities
Cash dividends paid	$(6,362)	$(6,104)
Stock option plan share issuance	2,736	918
Excess tax benefit from exercise of stock options	855	1,961
Treasury shares purchased	—	—
Net cash used in financing activities	$(2,771)	$(3,225)

Net decrease in cash	(10,878)	—
Cash at the beginning of the period	81,184	—
Cash at March 31	$70,306	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2012 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.           ADOPTED ACCOUNTING STANDARDS

ASU 2010-26, Financial Services — Insurance (Topic 944):  Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Accounting guidance for deferred acquisition costs incurred by insurance entities changed under this Accounting Standards Update (ASU) and was designed to eliminate inconsistent industry practices. The ASU requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts in order to be capitalized as deferred acquisition costs.

We adopted this new accounting standard effective January 1, 2012 on a retrospective basis. Our adoption of the new standard resulted in a $40.3 million reduction of deferred policy acquisition costs asset and a $26.2 million decrease to consolidated shareholders’ equity, net of a $14.1 million deferred income tax benefit at December 31, 2011. The adjustment to shareholders’ equity resulted in a reduction in book value of $1.24 per share, based on the number of shares outstanding at January 1, 2012.

As of January 1, 2011, the beginning of the earliest period presented in these interim financial statements, the cumulative effect of our adoption of the new standard was a $22.2 million reduction to consolidated shareholders’ equity at December 31, 2010. The adjustment to shareholders’ equity resulted in a reduction in book value of $1.06 per share, based on the number of shares outstanding at January 1, 2011. While not presented in this filing, the

December 31, 2010 balance sheet will be revised as part of our 2012 annual filing.

The new standard affects the timing of the recognition of policy acquisition costs. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are treated as period costs and expensed as incurred, as opposed to being deferred and amortized as the premium is earned.  In periods of expansion, the new standard will result in an acceleration of expense recognition. In periods of contraction, the inverse will occur.

All comparative period information presented has been revised to reflect changes due to our adoption of this guidance.  Comparative period information for the first quarter of 2011 has been revised to reflect changes resulting from our retrospective adoption of the new accounting standard. The first quarter of 2011 was a period where premium and business were contracting. As a result, the application of the new standard resulted in a $1.9 million decrease in policy acquisition costs recognized in the revised first quarter of 2011 and a corresponding 1.6 point reduction to our revised combined ratio. The revised net earnings increased by $1.2 million, or $0.06 per share.  In contrast, the impact of applying the new standard to the first quarter of 2012 resulted in an increase of approximately $1.6 million in policy acquisition costs recognized, which decreased net earnings by $0.05 per share. The increase in expense was due largely to costs associated with CBIC, but was also impacted by investments in expansion of other products. Going forward, however, the impact of this new standard will vary based on expansion or contraction, as well as changes in mix of business.

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment

This ASU, issued on September 15, 2011, permits an entity to make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to this ASU, a two-step test was required to assess goodwill for impairment. In Step One, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step Two is used to measure the amount of goodwill impairment, if any.

We adopted ASU 2011-08 on January 1, 2012.  The adoption did not have an impact on our financial statements.  There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of the reporting units related to our goodwill are less than their carrying amounts.  We will utilize the new guidance during our annual impairment testing in May 2012.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

This ASU was issued to increase the prominence of other comprehensive income in financial statements and to help financial statement users better understand the causes of an entity’s change in financial position and results of operations. Under the standard, an entity is required to present the components of net income and other comprehensive income in either one continuous statement or two separate but consecutive financial statements. In December 2011, ASU 2011-12 was issued in order to defer the effective date of specific provisions of ASU 2011-05 related to the presentation of reclassification adjustments. Both standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new requirements do not have a material effect on our financial statements, and we have adopted the standards effective with this interim filing.

C.             PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of March 31, 2012.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  The portion of goodwill which relates solely to our surety segment totaled $26.2 million at March 31, 2012 and December 31, 2011 and is included in the total goodwill and intangibles on the balance sheet of $60.2 million at March 31, 2012.  Annual impairment testing was performed during the second quarter of 2011.  Based upon this review, this asset was not impaired.  In addition, as of March 31, 2012, there were no triggering events that had occurred that would suggest an updated review was necessary.

The remaining $34.0 million of goodwill and intangibles relates to both our casualty and surety segments, in connection with the purchase of CBIC in April 2011.  Intangible assets with definite lives are amortized against future operating results.  Amortization of intangible assets was $0.3 million for the first quarter of 2012. In addition to these assets, the acquisition of CBIC resulted in a value of business acquired (VOBA) asset, which is also being amortized.  We completed our evaluation of the acquisition under ASC Topic 805, Business Combinations, in the fourth quarter of 2011.  (See Note 6 to the unaudited condensed consolidated interim financial statements).

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

	For the Three-Month Period Ended March 31, 2012			For the Three-Month Period Ended March 31, 2011
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$28,038	21,188	$1.32	$27,706	21,025	$1.32
Effect of Dilutive Securities
Stock Options	—	340		—	260

Diluted EPS
Income available to common shareholders	$28,038	21,528	$1.30	$27,706	21,285	$1.30

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities.  As disclosed in our 2011 Annual Report on Form 10-K, we present our investments in these classes as available-for-sale, held-to-maturity, or trading securities.  When available, we obtain quoted market prices to determine fair value for our investments.  If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of March 31, 2012 and December 31, 2011, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have increased slightly in 2012, as the market value of fixed income securities have decreased as interest rates increased during the first quarter.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2012

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$5,009	$—	$5,009
Cost or Amortized Cost	5,028	—	5,028
Unrealized Loss	(19)	—	(19)

U.S. Agency
Fair value	$115,302	$—	$115,302
Cost or Amortized Cost	117,151	—	117,151
Unrealized Loss	(1,849)	—	(1,849)

Non-U.S. govt. & agency
Fair value	$1,946	$—	$1,946
Cost or Amortized Cost	1,952	—	1,952
Unrealized Loss	(6)	—	(6)

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO*
Fair value	$13,055	$—	$13,055
Cost or Amortized Cost	13,106	—	13,106
Unrealized Loss	(51)	—	(51)

Corporate
Fair value	$102,435	$21,273	$123,708
Cost or Amortized Cost	104,539	22,040	126,579
Unrealized Loss	(2,104)	(767)	(2,871)

States, political subdivisions and revenues
Fair value	$49,916	$1,066	$50,982
Cost or Amortized Cost	51,130	1,067	52,197
Unrealized Loss	(1,214)	(1)	(1,215)

Subtotal, debt securities
Fair value	$287,663	$22,339	$310,002
Cost or Amortized Cost	292,906	23,107	316,013
Unrealized Loss	(5,243)	(768)	(6,011)

Common Stock
Fair value	$14,392	$—	$14,392
Cost or Amortized Cost	15,874	—	15,874
Unrealized Loss	(1,482)	—	(1,482)

Total
Fair value	$302,055	$22,339	$324,394
Cost or Amortized Cost	308,780	23,107	331,887
Unrealized Loss	(6,725)	(768)	(7,493)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2011

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$5,023	$—	$5,023
Cost or Amortized Cost	5,031	—	5,031
Unrealized Loss	(8)	—	(8)

U.S. Agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO *
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Corporate
Fair value	$49,464	$28,698	$78,162
Cost or Amortized Cost	51,894	30,351	82,245
Unrealized Loss	(2,430)	(1,653)	(4,083)

States, political subdivisions and revenues
Fair value	$—	$1,050	$1,050
Cost or Amortized Cost	—	1,068	1,068
Unrealized Loss	—	(18)	(18)

Subtotal, debt securities
Fair value	$54,487	$29,748	$84,235
Cost or Amortized Cost	56,925	31,419	88,344
Unrealized Loss	(2,438)	(1,671)	(4,109)

Common Stock
Fair value	$25,952	$—	$25,952
Cost or Amortized Cost	28,496	—	28,496
Unrealized Loss	(2,544)	—	(2,544)

Total
Fair value	$80,439	$29,748	$110,187
Cost or Amortized Cost	85,421	31,419	116,840
Unrealized Loss	(4,982)	(1,671)	(6,653)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.1 million, classified as trading.

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2012 and December 31, 2011 were as follows:

Available-for-sale

(in thousands)

	3/31/2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$73,125	$471	$(165)	$73,431
Corporates	493,373	29,409	(2,382)	520,400
Mortgage-backed	251,932	15,718	—	267,650
ABS/CMO*	71,770	2,677	(51)	74,396
Non-U.S. govt. & agency	8,406	298	(6)	8,698
U.S. government	15,712	381	(19)	16,074
States, political subdivisions and revenues	279,811	12,206	(1,215)	290,802
Total Fixed Income	$1,194,129	$61,160	$(3,838)	$1,251,451

Available-for-sale

(in thousands)

	12/31/2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$112,975	$844	$—	$113,819
Corporates	439,079	31,640	(3,619)	467,100
Mortgage-backed	233,134	15,852	—	248,986
ABS/CMO*	54,325	2,628	—	56,953
Non-U.S. govt. & agency	6,403	294	—	6,697
U.S. government	15,721	459	(8)	16,172
States, political subdivisions and revenues	224,091	12,517	(18)	236,590
Total Fixed Income	$1,085,728	$64,234	$(3,645)	$1,146,317

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2012:

	3/31/2012
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,792	$7,892
Due after one year through five years	106,241	112,624
Due after five years through 10 years	565,573	594,238
Due after 10 years	190,821	194,651
Mtge/ABS/CMO*	323,702	342,046
Total available-for-sale	$1,194,129	$1,251,451

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at March 31, 2012 and December 31, 2011 were as follows:

Held-to-maturity

(in thousands)

	3/31/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$145,102	$271	$(1,684)	$143,689
Corporates	15,000	—	(489)	14,511
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,654	121	—	1,775
Total Fixed Income	$161,756	$392	$(2,173)	$159,975

Held-to-maturity

(in thousands)

	12/31/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$243,571	$1,085	$—	$244,656
Corporates	15,000	—	(464)	14,536
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,655	134	—	1,789
Total Fixed Income	$260,226	$1,219	$(464)	$260,981

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of March 31, 2012:

	3/31/2012
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,984	$5,182
Due after one year through five years	652	740
Due after five years through 10 years	—	—
Due after 10 years	156,120	154,053
Mtge/ABS/CMO*	—	—
Total held-to-maturity	$161,756	$159,975

*Mortgage-backed, asset-backed & collateralized mortgage obligations

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2012 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s			Unrealized	Percent
Rating	Rating	Rating	Book Value	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$300,444	$294,680	$(5,764)	95.9%
2	BBB	Baa	15,569	15,322	(247)	4.1%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$316,013	$310,002	$(6,011)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts.  We had a cash balance of $70.3 million at the end of the first quarter, compared to $81.2 million at the end of 2011. Short-term investments are carried at cost, which approximates fair value.  The balance at March 31, 2012 was $58.5 million compared to $23.9 million at December 31, 2011.

Evaluating Investments for OTTI

The fixed income portfolio contained 92 unrealized loss positions as of March 31, 2012. The $6.0 million in associated unrealized losses for these 92 securities represents 0.4% of the fixed income portfolio’s cost basis. Of these 92 securities, six have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.8 million in unrealized losses.  The unrealized losses on these six securities are due to changes in interest rates, and are not credit-specific issues.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  In 2009, we adopted GAAP guidance on the recognition and presentation of other-than-temporary impairment (OTTI). Accordingly, any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no OTTI losses recognized in net earnings or other comprehensive earnings in the periods presented.

As of March 31, 2012, we held 20 common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.5 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the 20 common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

In the first quarter of 2012, we did not recognize any other-than-temporary impairment charges for equity securities. Comparatively, we did not recognize any OTTI losses on equity securities during the first three months of 2011.

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

As a part of management’s process to determine fair value, we utilize a widely recognized, third-party pricing source to assist our determination of fair values.  We have obtained an understanding of the third-party pricing source’s valuation methodologies and inputs.  The following is a description of the valuation techniques used for financial assets that are measured at fair value, including the general classification of such assets pursuant to the fair value hierarchy.

Corporate, Agencies, Treasuries and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use), benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. Further, the model uses Option Adjusted Spread (OAS) and is a multidimensional relational model.  All bonds valued using these techniques are classified as Level 2.  All corporate, agency, treasury and municipal securities were deemed Level 2.

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

For the Level 2 securities, as a described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing source.  Our review consists of a two pronged approach.  First, we compare prices provided by our pricing source to those provided by an additional source.  Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing source.  In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing source are reasonable.

For common stock, we receive prices from the same nationally recognized pricing source.  Prices are based on observable inputs in an active market and are therefore disclosed as Level 1.  Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing source are reasonable.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$—	$—	$—
ABS/CMO*	—	8	—	8
U.S. Government	—	—	—	—
Total trading securities	$—	$8	$—	$8
Available-for-sale securities
U.S. Agencies	$—	$73,431	$—	$73,431
Corporates	—	520,400	—	520,400
Mortgage-backed	—	267,650	—	267,650
ABS/CMO*	—	74,396	—	74,396
Non-U.S. govt. & agency	—	8,698	—	8,698
U.S. Government	—	16,074	—	16,074
States, political subdivisions and revenues	—	290,802	—	290,802
Equities	406,399	—	—	406,399
Total available-for-sale securities	$406,399	$1,251,451	$—	$1,657,850
Total	$406,399	$1,251,459	$—	$1,657,858

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporates	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. Government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. Agencies	$—	$113,819	$—	$113,819
Corporates	—	467,100	—	467,100
Mortgage-backed	—	248,986	—	248,986
ABS/CMO*	—	56,953	—	56,953
Non-U.S. govt. & agency	—	6,697	—	6,697
U.S. Government	—	16,172	—	16,172
States, political subdivisions and revenues	—	236,590	—	236,590
Equities	388,689	—	—	388,689
Total available-for-sale securities	$388,689	$1,146,317	$—	$1,535,006
Total	$388,689	$1,146,324	$—	$1,535,013

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2012.

4.  STOCK BASED COMPENSATION

Our shareholder-approved RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010.  The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,228,139 stock options under this plan.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan and which was filed with the Securities and Exchange Commission via a Form 8-K Current Report on May 6, 2010.  In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan.  Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate.  The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization).  Since 2010, we have granted 539,500 stock options under the LTIP, including 34,500 thus far in 2012.

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

The following tables summarize option activity for the periods ended March 31, 2012 and 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	34,500	$72.61
Options exercised	(50,140)	$41.28		$1,544
Options canceled/forfeited	(2,010)	$45.10
Outstanding options at March 31, 2012	1,263,216	$44.11	5.53	$34,810
Exercisable options at March 31, 2012	568,016	$39.80	4.44	$18,087

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	19,950	$55.28
Options exercised	(177,857)	$28.00		$4,711
Options canceled/forfeited	(7,130)	$44.59
Outstanding options at March 31, 2011	1,359,945	$43.25	5.89	$19,583
Exercisable options at March 31, 2011	668,875	$40.79	5.07	$11,274

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2012, 34,500 options were granted with an average exercise price of $72.61 and an average fair value of $14.68.  We recognized $0.8 million of expense in the first three months of 2012 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the first three months of 2012 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $3.3 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.7 million of expense in the first three months of 2011, and a tax benefit of $0.2 million, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2012	2011
Weighted-average fair value of grants	$14.68	$12.14
Risk-free interest rates	1.00%	2.41%
Dividend yield	1.92%	1.89%
Expected volatility	25.79%	25.85%
Expected option life	5.8 years	6.05 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  It excludes the special dividends paid in the fourth quarter of 2011 and 2010.  The expected volatility is calculated based on the mean reversion of RLI’s stock.  Prior to the second quarter of 2009, it was calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods
	Ended March 31,
	REVENUES
	2012	2011
Casualty	$63,510	$54,979
Property	46,992	40,826
Surety	26,778	20,246

Net premiums earned	$137,280	$116,051

Net investment income	15,293	16,303
Net realized gains (losses)	11,416	4,472

Total consolidated revenue	$163,989	$136,826

	NET EARNINGS
	2012	2011
Casualty	$552	$5,537
Property	11,917	10,033
Surety	2,472	5,377

Net underwriting income	$14,941	$20,947

Net investment income	15,293	16,303
Net realized gains (losses)	11,416	4,472
General corporate expense and interest on debt	(3,487)	(3,517)
Equity in earnings of unconsolidated investee	2,946	2,616

Total earnings before income taxes	$41,109	$40,821
Income tax expense	13,071	13,115

Total net earnings	$28,038	$27,706

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2012	2011

Casualty
General liability	$20,757	$21,964
Commercial and personal umbrella	16,160	15,572
Commercial transportation	8,307	8,913
P&C package business	6,899	—
Executive products	3,810	3,522
Professional services	5,668	2,189
Specialty programs	705	1,340
Other	1,204	1,479
Total	$63,510	$54,979

Property
Commercial property	$18,552	$20,213
Marine	15,214	12,472
Crop reinsurance	1,050	1,072
Property reinsurance	7,387	3,789
Other property	4,789	3,280
Total	$46,992	$40,826

Surety
Miscellaneous	$9,786	$6,366
Contract	6,550	4,378
Commercial	5,405	5,062
Oil and Gas	5,037	4,440
Total	$26,778	$20,246

Grand Total	$137,280	$116,051

Reclassifications have been made between specific product types in our casualty segment.  Effective December 2011, revenues from our Miscellaneous Professional Liability and Cyber Liability lines of business were reclassified to be reported within our Professional Services products.  Prior to the reclassification the revenues from these products were reported in Executive Products.  All comparative periods have been adjusted to reflect these changes.

6. ACQUISITION

On April 28, 2011, we acquired Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co., for $135.9 million in cash.  Prior to the acquisition, CBIC was a privately held, Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products.  The company serves over 30,000 contractors and over 4,000 insurance agents and brokers nationwide.  CBIC operates 13 regional branch offices and is a leading writer of contractor license bonds in the Northwest.

During the second quarter of 2011, we began our integration of CBIC operations and personnel into the normal operations of our company and our fair value analysis on CBIC’s opening balance sheet.  The unaudited condensed consolidated interim financial statements include CBIC’s results of operations from January 1, 2012 and its assets and liabilities as of March 31, 2012. Comparative period information presenting results of operations and assets and liabilities for the quarter ended March 31, 2011 does not include amounts attributable to CBIC.

Goodwill of $20.4 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, was recorded.  In addition, $14.5 million of separately identifiable intangible assets resulting from the valuations of trade name, insurance licenses, acquired software and agency-related relationships have been recognized ($13.6 million net of related amortization as of March 31, 2012).  The valuation of insurance policies in force, including the value of business acquired (VOBA), was $10.8 million at acquisition.  VOBA is included within deferred policy acquisition costs on our consolidated balance sheet.  This asset is amortized as the corresponding unearned premium (UEP) acquired ($29.5 million) is earned as revenue.  As of March 31, 2012, nearly 91 percent of the UEP acquired had been earned as revenue.  As a result, a similar percentage of VOBA was amortized to expense.  At March 31, 2012, $2.7 million of the UEP acquired remained, as does $1.3 million of VOBA.  In accordance with GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process.  However, we concluded our valuation process in the fourth quarter of 2011.

During the first quarter of 2012, CBIC contributed $13.8 million of gross premiums written ($49.8 million since acquisition on April 28, 2011).  Premium of $8.9 million impacted the casualty segment with the remaining $4.9 million attributable to the surety segment.  CBIC contributed pretax earnings of $0.5 million, which included an underwriting loss of $0.5 million and net investment income of $1.0 million.

7. SUBSEQUENT EVENT

On April 5, 2012, subsequent to quarter end, collateral that was being held on a large commercial surety account was accelerated, resulting in a $50.0 million cash outflow. Though the original collateral repayment schedule required the return of $16.7 million in the second quarter of 2012, terms of the renegotiated agreement included substitution of a portion of the collateral with $25.0 million in irrevocable letters of credit and the return of the $50.0 million in cash.  This return will be reflected as a reduction to operating cash flow in the second quarter of 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a niche company, we offer specialty insurance coverages designed to meet specific insurance needs of targeted insured groups and underwrite for certain markets that are underserved by the insurance and reinsurance industry, such as our difference in conditions coverages or oil and gas surety bonds. We also provide types of coverages not generally offered by other companies, such as our stand-alone personal umbrella policy. The excess and surplus market, which unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates, provides an alternative for customers with hard-to-place risks. When we underwrite within the surplus lines market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures more effectively than our admitted counterparts. Often, the development of these specialty insurance coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for 16 consecutive years, averaging an 87.0 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, has also enhanced overall returns. We have a diversified investment portfolio and balance our investment credit risk to minimize aggregate credit exposure. Despite fluctuations of realized and unrealized gains and losses in the equity portfolio, our investment in equity securities, as part of a long-term asset allocation strategy, has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components. The combined ratios represent the income generated from our underwriting segments.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, multi-peril program and package business and other specialty coverages, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and select personal lines policies, including pet insurance and homeowners coverage in the state of Hawaii. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign exposures.  Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We offer miscellaneous bonds, including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds maintained a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to adverse economic conditions causing the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

The insurance marketplace softened over the last several years, meaning that the marketplace became more competitive and prices decreased even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, as opposed to premium growth or market share measurements.

GAAP and non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance.  In addition to the GAAP presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers.  These measures are underwriting income, combined ratios and net unpaid loss and settlement expenses.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2012, make a reasonable provision to meet our future obligations.

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

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserve is determined by an IBNR percentage applied to premium earned. The IBNR percentage is determined based on historical reporting patterns and is updated periodically. In addition, for assumed property reinsurance, consideration is given to data compiled for a sizable sample of reinsurers. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time. For assumed crop reinsurance we rely on information provided by the ceding company.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect a provision for estimation risk. We consider estimation risk by product and coverage within product, if applicable. A product with greater overall volatility and uncertainty has greater estimation risk. Characteristics of products or coverages with higher estimation risk include, but are not limited to, the following:

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

The historical and prospective loss and ALAE estimates, along with the risks listed, are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors. The LRC makes all final decisions regarding changes in the initial loss and ALAE ratios.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of March 31, 2012.

Investment Valuation and OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of three categories. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. Trading securities are carried at fair value with unrealized gains/losses included in earnings.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determined the fair value of certain financial instruments based on the fair value hierarchy. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

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

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with the terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our absence of intent to sell or requirement to sell fixed income securities prior to maturity. In addition, we consider price declines of securities in our OTTI analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates.

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

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings for those reinsurers that are publicly traded, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2011 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract, or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs. See Note 1B for discussion of our retrospective application of a new accounting standard which impacts accounting for costs associated with acquiring insurance policies.

Deferred Taxes

We record net deferred tax assets to the extent that temporary differences representing future deductible items exceed future taxable items. A significant amount of our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium.

Periodically, management reviews our deferred tax positions to determine if it is more-likely-than-not that the assets will be realized. These reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported, as well as the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. After conducting the periodic review, if management determines that the realization of the tax asset does not meet the more-likely-than-not criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered. These estimates enter into the determination of the applicable tax rates and are subject to change based on the circumstances.

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

THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Consolidated revenues, as displayed in the table that follows, totaled $164.0 million for the first three months of 2012 compared to $136.8 million for the same period in 2011.

	For the Three-Month Periods
	Ended March 31,
	2012	2011
Consolidated revenues (in thousands)
Net premiums earned	$137,280	$116,051
Net investment income	15,293	16,303
Net realized investment gains	11,416	4,472
Total consolidated revenue	$163,989	$136,826

Consolidated revenue for the first three months of 2012 increased $27.2 million, or 20%, from the same period in 2011 as net premiums earned for the Group increased 18% from 2011 levels. The acquisition of CBIC added $12.3 million in net premiums earned for the quarter.  In addition, property, casualty, and surety segments all showed growth from 2011 primarily as a result of new product initiatives and positive pricing trends in the market.  Net investment income declined 6% to $15.3 million.  The decrease in investment income is a result of lower reinvestment rates on securities maturing or called.  We realized net investment gains of $11.4 million in the first three months of 2012, compared to $4.5 million in the first three months of 2011.  The comparable increase resulted from the sales of equities and corporate bonds.  Proceeds were rebalanced into fixed income securities, which raised overall credit quality.

Net after-tax earnings for the first three months of 2012 totaled $28.0 million, $1.30 per diluted share, compared to $27.7 million, $1.30 per diluted share for the same period in 2011.  Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2012, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $7.7 million.  Favorable development on prior year marine reserves also resulted in a $1.2 million reduction in reinsurance reinstatement premiums.  From a comparative standpoint, results for 2011 included $12.2 million of favorable development on prior years’ loss reserves, which was partially offset by $1.0 million in reserves established for losses associated with the Japan earthquake and tsunami, and $0.5 million in profit commissions on the reduction in prior year crop reserves.  Bonus and profit sharing-related expenses associated with these specific items totaled $1.1 million in 2012 and $1.2 million in 2011. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).  In addition, results for 2012 include an increase in policy acquisition costs due to our expansion efforts, the expense for which is accelerated under the recently adopted accounting standard discussed in Note 1B.

During the first three months of 2012, equity in earnings of unconsolidated investee totaled $2.9 million from Maui Jim, Inc. (Maui Jim).  This result was $0.3 million higher than results for the same period last year.

Results for the first three months of 2012 included pretax net realized investment gains of $11.4 million, compared to pretax net realized investment gains of $4.5 million for the same period last year. The result for 2012 included $13.5 million of gains on sales of equities and fixed income securities.  These gains were partially offset by the loss associated with the impairment of a long-lived asset.  During the quarter, a review of available market information resulted in the determination that the carrying value of the asset was impaired.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $38.8 million, $1.80 per diluted share, for the first three months of 2012, compared to comprehensive earnings of $33.0 million, $1.55 per diluted share, for the same period in 2011.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 23% to $176.0 million for the first three months of 2012.  All three segments posted growth in premium writings, driven by expansion efforts and new product initiatives coupled with improved pricing on select lines.  In addition, both primary and reinsurance pricing seems to have stabilized. Underwriting income for the Group decreased to $14.9 million for the first three months of 2012 compared to $20.9 million in 2011.  Both periods benefited from favorable reserve development.  In addition, results for the 2012 accident year reflect moderately higher loss ratios. The GAAP combined ratio totaled 89.1 in 2012, compared to 82.0 in 2011.  The Group’s loss ratio increased to 45.1, from 40.4, while the Group’s expense ratio increased to 44.0 from 41.6. Bonus and profit sharing-related expenses related to the favorable development totaled $1.1 million in 2012, down from $1.2 million in 2011. The increase in the expense ratio is the result of an increase in policy acquisition costs due to our expansion efforts, the expense for which is accelerated under the recently adopted accounting standard discussed in Note 1B.

	For the Three-Month Periods
	Ended March 31,
	2012	2011
Gross premiums written (in thousands)
Casualty	$84,368	$65,546
Property	63,852	56,288
Surety	27,798	21,489
Total	$176,018	$143,323

Underwriting income (in thousands)
Casualty	$552	$5,537
Property	11,917	10,033
Surety	2,472	5,377
Total	$14,941	$20,947

Combined ratio
Casualty	99.1	89.9
Property	74.7	75.4
Surety	90.7	73.5
Total	89.1	82.0

Casualty

Gross premiums written for the casualty segment totaled $84.4 million for the first three months of 2012, an increase of $18.8 million, or 29%, from the same period last year, due to the acquisition of CBIC, growth in existing products and moderate price improvements.  CBIC contributed $8.9 million of gross premiums written to the casualty segment.  Despite growth, this segment continues to feel the pressure of the soft pricing environment and weak economy but to a lesser degree than in recent quarters.  General liability, our largest casualty product, recorded gross premiums written of $22.8 million, an increase of $1.5 million, or 7%, from the same period last year.  Commercial umbrella recorded gross premiums written of $10.5 million, an increase of $4.7 million, or 81%, from the same period last year.  Our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market, posted $8.5 million in gross premiums written during the first three months of 2012, up $1.7 million, or 25%, from the same period last year. In addition, our executive products group contributed $6.5 million of gross written premium, an increase of $1.3 million, or 25%, from the same period last year. Offsetting this growth slightly, gross premiums written for transportation totaled $9.0 million for 2012, a decrease of $0.9 million, or 10%, from the same period last year due to continued competitive pressures.

In total, the casualty segment recorded underwriting income of $0.6 million, compared to $5.5 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results in 2012 were impacted by moderately higher current accident year loss ratios, which added approximately 2 points to the loss and combined ratios.  Products with favorable prior year development in 2012 include general liability, commercial umbrella, personal umbrella, and specialty programs. Offsetting this somewhat, was unfavorable prior year development for transportation.  Due to positive emergence, during the first three months of 2012, we released reserves, improving the segment’s underwriting results by $6.5 million.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2010). Loss trends on shorter-tail casualty products, such as personal umbrella and specialty programs, remained favorable, and executive products reserves associated with the credit crisis have developed favorably as well. General liability has also continued to trend favorably.  From a comparative standpoint, results for 2011 included $8.3 million of favorable loss experience on prior accident years, primarily for commercial and personal umbrella, executive products, and specialty programs.

Overall, the combined ratio for the casualty segment was 99.1 for 2012 compared to 89.9 in 2011. The segment’s loss ratio was 61.2 in 2012 compared to 55.0 in 2011, driven by product mix, moderately increased current year accident ratios, and the lower amount of favorable development on prior accident years’ reserves. The expense ratio for the casualty segment was 37.9 for the first three months of 2012 compared to 34.9 for the same period of 2011.  The increase in the expense ratio is the result of an increase in policy acquisition costs due to the acquisition of CBIC and expansion efforts, the expense for which is accelerated under the recently adopted accounting standard discussed in Note 1B.

Property

Gross premiums written for the Group’s property segment totaled $63.9 million for the first three months of 2012, an increase of $7.6 million, or 13%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  The property reinsurance program contributed $9.8 million in gross premiums written in the period, up 77%, or $4.3 million, from the same period last year.  Expansion of the program as compared to the same quarter of last year, led to $3.5 million of the overall property reinsurance increase. We also saw growth in our crop reinsurance product, due primarily to an additional reinsurance contract with Producers’ Agriculture Insurance Company.  Crop business increased 28% from the same period last year to $7.7 million in gross premiums written for the year.  Two of our more mature products, difference-in-conditions (DIC) and marine, also grew in the first three months of 2012.  Gross premiums written for DIC totaled $10.7 million for the first three months of 2012, an increase of $1.0 million, or 10%, from the same period in 2011 as the market saw moderate price increases.  In addition, our marine division increased 7% to $14.7 million with moderate rate increases and a continued focus on profitability.  The growth in marine is due to an increase in inland marine coverages where loss trends are more favorable. Offsetting this growth slightly, gross premiums written for our Fire product decreased by $1.4 million, or 8%, from the same period in 2011 as a result of efforts to manage the Group’s exposure in wind-prone areas.

Underwriting income for the segment was $11.9 million for the first three months of 2012, compared to $10.0 million for the same period in 2011.  Results for 2012 reflect $1.1 million of favorable development on prior year crop business and $0.2 million favorable development on prior years’ marine loss reserves.  Final settlement of the 2011 crop treaty year will occur in the second quarter of 2012.  In addition, reserves for 2011 catastrophes decreased $1.2 million during the quarter.  Decreases of $0.8 million in reserves established for claims associated with Hurricane Irene and $0.3 million in reserves established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages, were booked during the quarter.  Favorable development on prior year marine reserves also resulted in a $1.2 million reduction in reinsurance reinstatement premiums.  From a comparative standpoint, results for 2011 included $1.4 million of favorable development on prior years’ marine loss reserves, and $0.5 million of favorable development on prior year crop business.  In 2011, we recorded a $1.0 million reduction in prior year crop reserves which was reduced by a $0.5 million increase in related profit commissions.  Partially offsetting the 2011 favorable marine development was a $1.0 million reserve established for losses associated with the Japan earthquake and tsunami.

Segment results for 2012 translated into a combined ratio of 74.7, compared to 75.4 for the same period last year. The segment’s loss ratio was 34.2 in 2012 compared to 35.2 in 2011. From an expense standpoint, the segment’s expense ratio increased slightly to 40.5 for 2012 from 40.2 for 2011.

Surety

The surety segment recorded gross premiums written of $27.8 million for the first three months of 2012, an increase of $6.3 million, or 29%, from the same period last year.  CBIC contributed $4.9 million of the premium growth in the surety segment. In addition, premium growth was experienced across the Group’s existing miscellaneous, commercial and energy lines. The segment recorded underwriting income of $2.5 million, compared to $5.4 million for the same period last year. Results for 2012 included adverse development on prior accident years’ contract surety loss reserves, which reduced the segment’s underwriting results by $1.4 million.  Further, current accident year loss ratio estimates for contract surety were increased resulting in a 2 point increase in the overall surety current year loss ratio.  From a comparative standpoint, 2011 results include favorable loss development which improved the segment’s underwriting results by $1.5 million.

The combined ratio for the surety segment totaled 90.7 in 2012, versus 73.5 for the same period in 2011.  The segment’s loss ratio was 25.9 for 2012,

compared to 11.1 for 2011 due to adverse prior year loss experience in 2012 versus favorable development in 2011.  In addition, moderately higher current accident year loss ratios in 2012 impacted the loss ratio for the segment.  From an expense standpoint, the segment’s expense ratio increased slightly to 64.8 for 2012 from 62.4 for 2011.  The increase in the expense ratio was due largely to costs associated with CBIC but was also impacted by investments in expansion of other products, the expense for which is accelerated under the recently adopted accounting standard discussed in Note 1B.  The Group posted significant growth during the current quarter primarily as a result of the acquisition of CBIC.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Equity securities continued their upward trend from the end of 2011 through the first quarter of 2012.  In the first quarter, improving domestic economic data supported a strong run in equities, a narrowing of credit spreads, and a general rise in risk free interest rates.  The effect of increasing interest rates and our decision to reallocate into corporate and municipal securities with longer maturities raised our average fixed income duration back into our normal range; currently 4.7 from 3.5 at the end of 2011.

	3/31/2012		12/31/2011
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	1,413,215	72.5%	1,406,550	74.0%
Equity securities	406,399	20.9%	388,689	20.5%
Cash and short-term investments	128,757	6.6%	105,049	5.5%
Total	1,948,371	100.0%	1,900,288	100.0%

Our current equity allocation represents 21% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first three months of 2012, net investment income decreased 6.2% from that reported for the same period in 2011.  Investment income fell during the first three months of the year as low interest rates continue to keep reinvestment yields depressed.

The average annual yields on our fixed income investments (excluding short-term investments) for the first three months of 2012 and 2011 were as follows:

	2012	2011
Pretax Yield
Taxable	4.16%	4.47%
Tax-Exempt	3.50%	3.80%
After-tax yield
Taxable	2.70%	2.91%
Tax-Exempt	3.31%	3.60%

The fixed income portfolio increased by $6.7 million in the first three months of 2012.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.0%.  The equity portfolio had a total return of 7.6% for the first quarter of 2012.  Our equity portfolio increased by $17.7 million during the first three months of 2012, to $406.4 million, due to strong market performance.

We recognized a total of $11.4 million in net realized gains in the first three months of 2012, compared to net realized gains of $4.5 million in the first three months of 2011.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of March 31, 2012, including fair value, cost basis, and unrealized gains and losses.

	3/31/2012
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$19,476	$30,628	$11,170	$(18)	$11,152	57.3%
Consumer Staples	21,790	37,927	16,737	(600)	16,137	74.1%
Energy	12,444	27,814	15,592	(222)	15,370	123.5%
Financials	26,392	37,015	10,623	—	10,623	40.3%
Healthcare	11,813	24,142	12,376	(47)	12,329	104.4%
Industrials	24,965	42,166	17,240	(39)	17,201	68.9%
Materials	6,725	9,556	2,839	(8)	2,831	42.1%
Information Technology	24,270	35,329	11,472	(413)	11,059	45.6%
Telecommunications	10,053	15,874	5,944	(123)	5,821	57.9%
Utilities	48,745	67,224	18,491	(12)	18,479	37.9%
ETF	60,822	78,724	17,902	—	17,902	29.4%
	$267,495	$406,399	$140,386	$(1,482)	$138,904	51.9%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of March 31, 2012, we had $292.6 million in municipal securities.  As of March 31, 2012, approximately 27% of our municipal bond portfolio maintains an ‘AAA’ rating, and 97% of our municipal bond portfolio maintains an ‘AA’ or better rating.  The entire municipal bond portfolio is rated at least ‘A’ or better.  At December 31, 2011, approximately 95% of our municipal bond portfolio held an ‘AA’ or better rating, while 100% were rated ‘A’ or better.

INCOME TAXES

Our effective tax rate for the first three months of 2012 was 32% compared to 32% for the same period in 2011.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  Pretax earnings for the first three months of 2012 was the same as 2011 as the decrease in underwriting income was fully offset by an increase in realized gains on the investment portfolio. Each of these components of pretax earnings is taxed at 35%. Items that are non-taxable, such as tax-exempt interest income and certain partially-taxed dividends received, were unchanged relative to pretax earnings in the first quarter of 2012 and 2011.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2012 and 2011 as a result of the following:

	2012		2011
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$14,388	35%	$14,287	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(616)	-1%	(614)	-2%
Dividends received deduction	(624)	-2%	(434)	-1%
Dividends paid deduction	(167)	0%	(167)	0%
Other items, net	90	0%	43	0%

Total tax expense	$13,071	32%	$13,115	32%

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Operating cash flows	$(3,247)	$17,938
Investing cash flows	$(4,860)	$(14,713)
Financing cash flows	$(2,771)	$(3,225)
Total	$(10,878)	$—

Cash flows from operating activities are typically lower during the first quarter due to the cyclical nature of premium renewals and payment receipts, combined with outlays for bonus, retirement, and profit-sharing contributions. Cash flows from operating activities decreased compared to that reported for the same period in 2011, due largely to increased paid losses in 2012.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at March 31, 2012 was $102.5 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2012, we had cash, short-term investments and other investments maturing within one year of approximately $141.3 million and investments of $264.4 million maturing within five years.  As of March 31, 2012, our short-term investments were held primarily in prime and government/agency funds within multiple fund families, including JP Morgan, DWS Investments, and Western Assets.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JPMorgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of March 31, 2012, no amounts were outstanding on this facility.

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

We maintain a well-diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2012, our investment portfolio had a book value of $1.9 billion. Invested assets at March 31, 2012, increased by $48.1 million from December 31, 2011, primarily due to the strong performance of the equity market.

As of March 31, 2012, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agencies	$218,227	$217,120	$(1,107)	11.2%	AA
Corporates	508,373	534,911	26,538	27.5%	A
Mortgage-backed	251,940	267,658	15,718	13.8%	AA
ABS/CMO**	71,770	74,396	2,626	3.8%	AAA
Non-U.S. govt. & agency	8,406	8,698	292	0.4%	AA
U.S. government	15,712	16,074	362	0.8%	AA
States, political subdivisions and revenues	281,465	292,577	11,112	15.0%	AA
Total Fixed Income	$1,355,893	$1,411,434	$55,541	72.5%	AA

Equities	$267,495	$406,399	$138,904	20.9%

Cash and short-term investments	$128,757	$128,757	$—	6.6%

Total Portfolio	$1,752,145	$1,946,590	$194,445	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and collateralized mortgage obligations

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of March 31, 2012, our fixed income portfolio had the following rating distribution:

AAA	11.5%
AA	53.6%
A	24.0%
BBB	10.3%
NR	0.6%
Total	100.0%

As of March 31, 2012, the duration of the fixed income portfolio was 4.7 years. Our fixed income portfolio remained well diversified, with 565 individual issues as of March 31, 2012.

Our investment portfolio has limited exposure to structured asset-backed products. As of March 31, 2012, we had $22.5 million in asset-backed securities which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2012 we did not hold any securities that are classified as subprime home equity. We had $51.9 million in securities backed by commercial mortgages and $267.7 million in securities backed by conforming government-sponsored enterprise (Freddie Mac, Fannie Mae and Ginnie Mae) residential loans. Excluding the conforming Freddie Mac, Fannie Mae, and Ginnie Mae mortgages, our exposure to asset-backed products and commercial mortgage-backed securities was 3.8 percent of our investment portfolio as of March 31, 2012.

At March 31, 2012, our equity portfolio had a fair value of $406.4 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2012, our equity portfolio had a dividend yield of 2.9% compared to 1.9% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. As with our bond portfolio, we maintain a well-diversified group of 119 equity securities.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2012, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $828.7 million of shareholders’ equity. Debt outstanding comprised 10.8% of total capital as of March 31, 2012.

We paid a quarterly cash dividend of $0.30 per share on March 20, 2012, the same amount as the prior quarter. We have paid dividends for 143 consecutive quarters and increased dividends in each of the last 36 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Illinois.  The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Insurance Company (RLI Ins.) policyholder surplus as of December 31 of the preceding year or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Stand-alone net income for RLI Ins. was $139.0 million for 2011, while stand-alone policyholder surplus was $710.2 million. Based on the calculation of this limitation, the maximum dividend distribution that can be paid by RLI Insurance for any rolling 12-month period ending during 2012, without prior approval, would be $139.0 million, which represents RLI Insurance’s net income for 2011.  There were no dividends paid by RLI Insurance Company to RLI Corp. in the first three months of 2012. Dividends paid in the last nine months of 2011 totaled $150.0 million, which included amounts paid to RLI Corp. to support the extraordinary dividend RLI Corp. paid to its shareholders on December 20, 2011. As a result, dividends in 2012 will require approval from the Illinois regulatory authorities.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2012 and 2011. As of March 31, 2012, outstanding debt balances totaled $100.0 million, the same amount outstanding at March 31, 2011. Debt balances at the end of both quarters were comprised of $100.0 million in senior notes. We have incurred interest expense on debt at the following average interest rates for the three-month periods ended March 31, 2012 and 2011:

	2012	2011
Line of Credit	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2011 Annual Report on Form 10-K.

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

In April 2011, we acquired 100 percent of the common stock equity of Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co.  In accordance with Securities and Exchange Commission rules in the year of consolidation, management excluded the internal controls of CBIC from its annual assessment of the effectiveness of our internal control over financial reporting (Section 404) for 2011.  We have engaged in refining and harmonizing the internal controls and processes of the acquired business with those of our company, and will incorporate the internal controls of CBIC into our annual assessment going forward.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings - There were no material changes to report.

Item 1A.                 Risk Factors - There were no material changes to report.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the first quarter of 2012, no repurchases were made.  We have $87.5 million of remaining capacity from the repurchase program.

Item 3.                    Defaults Upon Senior Securities - Not Applicable

Item 4.                    Mine Safety Disclosures — Not Applicable.

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

Date: April 30, 2012