Form 10-Q
period 2012-06-30
RLI CORP
filed 2012-07-30
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 13, 2012, the number of shares outstanding of the registrant’s Common Stock was 21,218,325.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2012	2011

Net premiums earned	$141,584	$130,826
Net investment income	14,826	15,180
Net realized investment gains	492	10,050
Other-than-temporary impairment (OTTI) losses on investments	(1,156)	—
Consolidated revenue	155,746	156,056
Losses and settlement expenses	61,005	30,363
Policy acquisition costs	48,173	46,243
Insurance operating expenses	10,783	12,130
Interest expense on debt	1,525	1,512
General corporate expenses	1,815	1,964
Total expenses	123,301	92,212
Equity in earnings of unconsolidated investee	4,123	3,886
Earnings before income taxes	36,568	67,730
Income tax expense	11,820	22,738
Net earnings	$24,748	$44,992

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	5,430	9,224
Less: Reclassification adjustment for losses (gains) included in net earnings	460	(6,464)
Other comprehensive earnings	5,890	2,760
Comprehensive earnings	$30,638	$47,752

Earnings per share:
Basic:

Basic net earnings per share	$1.17	$2.13
Basic comprehensive earnings per share	$1.44	$2.27

Diluted:

Diluted net earnings per share	$1.15	$2.11
Diluted comprehensive earnings per share	$1.42	$2.24

Weighted average number of common shares outstanding
Basic	21,213	21,075
Diluted	21,514	21,332

Cash dividends declared per common share	$0.32	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2012	2011

Net premiums earned	$278,864	$246,877
Net investment income	30,119	31,483
Net realized investment gains	11,908	14,522
Other-than-temporary impairment (OTTI) losses on investments	(1,156)	—
Consolidated revenue	319,735	292,882
Losses and settlement expenses	122,888	77,234
Policy acquisition costs	96,370	84,861
Insurance operating expenses	23,042	21,745
Interest expense on debt	3,025	3,024
General corporate expenses	3,802	3,969
Total expenses	249,127	190,833
Equity in earnings of unconsolidated investee	7,069	6,502
Earnings before income taxes	77,677	108,551
Income tax expense	24,891	35,853
Net earnings	$52,786	$72,698

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	24,939	17,378
Less: Reclassification adjustment for gains included in net earnings	(8,273)	(9,370)
Other comprehensive earnings	16,666	8,008
Comprehensive earnings	$69,452	$80,706

Earnings per share:
Basic:

Basic net earnings per share	$2.49	$3.45
Basic comprehensive earnings per share	$3.28	$3.83

Diluted:

Diluted net earnings per share	$2.45	$3.41
Diluted comprehensive earnings per share	$3.23	$3.79

Weighted average number of common shares outstanding
Basic	21,200	21,050
Diluted	21,521	21,315

Cash dividends declared per common share	$0.62	$0.59

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2012	2011

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,312,839	$1,146,317
Held-to-maturity, at amortized cost	91,623	260,226
Trading, at fair value	8	7
Equity securities, at fair value	406,074	388,689
Short-term investments, at cost	65,876	23,865
Cash	32,175	81,184
Total investments and cash	1,908,595	1,900,288
Accrued investment income	14,094	13,865
Premiums and reinsurance balances receivable	166,810	124,496
Ceded unearned premium	74,598	61,629
Reinsurance balances recoverable on unpaid losses	321,688	353,805
Deferred policy acquisition costs	55,924	52,105
Property and equipment	20,710	20,104
Investment in unconsolidated investees	56,558	49,968
Goodwill and intangibles	60,014	60,482
Other assets	10,514	18,092
TOTAL ASSETS	$2,689,505	$2,654,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,109,502	$1,150,714
Unearned premiums	385,344	341,267
Reinsurance balances payable	64,122	50,861
Funds held	59,595	110,555
Income taxes-deferred	50,905	37,867
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	36,888	58,883
Other liabilities	29,424	12,053
TOTAL LIABILITIES	$1,835,780	$1,862,200

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)	32,683	32,627
(32,683,432 shares issued, 21,218,325 shares outstanding at 6/30/12)
(32,627,244 shares issued, 21,162,137 shares outstanding at 12/31/11)
Paid-in capital	232,521	227,788
Accumulated other comprehensive earnings	133,991	117,325
Retained earnings	847,529	807,893
Deferred compensation	9,912	10,445
Less: Treasury shares at cost	(402,911)	(403,444)
(11,465,107 shares at 6/30/12)
(11,465,107 shares at 12/31/11)
TOTAL SHAREHOLDERS’ EQUITY	853,725	792,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,689,505	$2,654,834

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2012	2011

Net cash provided by (used in) operating activities	$(32,053)	$83,866
Cash Flows from Investing Activities
Investments purchased	(441,941)	(245,432)
Investments sold	133,817	273,334
Investments called or matured	329,164	144,542
Net change in short-term investments	(24,746)	(109,740)
Net property and equipment purchased	(4,889)	(1,865)
Investment in CBIC	—	(135,900)
Net cash used in investing activities	$(8,595)	$(75,061)

Cash Flows from Financing Activities
Cash dividends paid	$(13,150)	$(12,436)
Stock option plan share issuance	3,905	4,145
Excess tax benefit from exercise of stock options	884	2,268
Treasury shares purchased	—	(2,782)
Net cash used in financing activities	$(8,361)	$(8,805)

Net decrease in cash	(49,009)	—
Cash at the beginning of the period	81,184	—
Cash at June 30	$32,175	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2012 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

All comparative period information presented has been revised to reflect changes due to our adoption of this guidance.  Comparative period information for the second quarter of 2011 has been revised to reflect changes resulting from our retrospective adoption of the new accounting standard. The second quarter of 2011 was a period in which premium and business were expanding. As a result, the application of the new standard resulted in a $3.7 million increase in policy acquisition costs recognized in the revised second quarter of 2011 and a corresponding 2.8 point increase to our revised combined ratio. The revised net earnings decreased by $2.4 million, or $0.11 per share.  For the six month period ended June 30, 2011, the application of the new standard resulted in a $1.8 million increase to policy acquisition costs, a 0.7 point increase to our combined ratio, and a $1.1 million, or $0.05 per share, decrease to net earnings. From a current year perspective, the impact of applying the new standard to the second quarter of 2012 resulted in an increase of approximately $1.9 million in policy acquisition costs recognized, which decreased net earnings by $0.06 per share. For the six month period ended June 30, 2012, policy acquisition costs recognized have increased $3.5 million, which decreased net earnings by $0.11 per share. The increase in expense was due largely to costs associated with CBIC, but was also impacted by investments in expansion of other products. Going forward, however, the impact of this new standard will vary based on expansion or contraction, as well as changes in mix of business.

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

We adopted ASU 2011-08 on January 1, 2012.  The adoption did not have an impact on our financial statements.  There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of the reporting units related to our goodwill are less than their carrying amounts.  We have utilized the new guidance during our annual impairment testing in the second quarter of 2012.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

This ASU was issued to increase the prominence of other comprehensive income in financial statements and to help financial statement users better understand the causes of an entity’s change in financial position and results of operations. Under the standard, an entity is required to present the components of net income and other comprehensive income in either one continuous statement or two separate but consecutive financial statements. In December 2011, ASU 2011-12 was issued in order to defer the effective date of specific provisions of ASU 2011-05 related to the presentation of reclassification adjustments. Both standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new requirements do not have a material effect on our financial statements, and we adopted the standards effective with our first quarter 2012 interim filing.

C.        PROSPECTIVE ACCOUNTING STANDARDS

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test.  If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test.  The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories.

This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

D.       INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  The portion of goodwill which relates solely to our surety segment totaled $26.2 million at June 30, 2012 and December 31, 2011 and is included in the total goodwill and intangibles on the balance sheet of $60.0 million at June 30, 2012 and $60.5 million at December 31, 2011.  Annual impairment testing was performed during the second quarter of 2012.  Based upon this review, this asset was not impaired.  In addition, as of June 30, 2012, there were no triggering events that had occurred that would suggest an updated review was necessary.

The remaining $33.8 million of goodwill and intangibles relates to both our casualty and surety segments, in connection with the purchase of CBIC in April 2011.  Goodwill attributable to our casualty and surety segments totaled $5.3 million and $15.1 million, respectively.  An indefinite-lived intangible asset in the amount of $8.8 million was also recorded in connection with the CBIC acquisition. Annual impairment testing was performed on each of the goodwill and indefinite-lived intangible assets in the second quarter of 2012.  Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2012, there were no triggering events that had occurred that would suggest an updated review was necessary.

Intangible assets with definite lives are amortized against future operating results.  Amortization of intangible assets was $0.2 million for the second quarter of 2012, and $0.5 million for the six months ended June 30, 2012. In addition to these assets, the acquisition of CBIC resulted in a value of business acquired (VOBA) asset, which is also being amortized.  We completed our evaluation of the acquisition under ASC Topic 805, Business Combinations, in the fourth quarter of 2011.  (See Note 6 to the unaudited condensed consolidated interim financial statements).

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2012			Ended June 30, 2011
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$24,748	21,213	$1.17	$44,992	21,075	$2.13
Effect of Dilutive Securities
Stock Options	—	301		—	257

Diluted EPS
Income available to common shareholders	$24,748	21,514	$1.15	$44,992	21,332	$2.11

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2012			Ended June 30, 2011
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$52,786	21,200	$2.49	$72,698	21,050	$3.45
Effect of Dilutive Securities
Stock options	—	321		—	265

Diluted EPS
Income available to common shareholders	$52,786	21,521	$2.45	$72,698	21,315	$3.41

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

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2012 and December 31, 2011 were as follows:

Available-for-sale

(in thousands)

	6/30/2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$24,142	$252	$(1)	$24,393
Corporates	512,298	36,243	(1,190)	547,351
Mortgage-backed	250,903	16,664	(1)	267,566
ABS/CMO*	84,328	3,016	(18)	87,326
Non-U.S. govt. & agency	8,408	653	—	9,061
U.S. government	16,018	391	(9)	16,400
States, political subdivisions and revenues	347,518	13,945	(721)	360,742
Total Fixed Income	$1,243,615	$71,164	$(1,940)	$1,312,839

Equities	$269,301	$138,727	$(1,954)	$406,074

Available-for-sale

(in thousands)

	12/31/2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$112,975	$844	$—	$113,819
Corporates	439,079	31,640	(3,619)	467,100
Mortgage-backed	233,134	15,852	—	248,986
ABS/CMO*	54,325	2,628	—	56,953
Non-U.S. govt. & agency	6,403	294	—	6,697
U.S. government	15,721	459	(8)	16,172
States, political subdivisions and revenues	224,091	12,517	(18)	236,590
Total Fixed Income	$1,085,728	$64,234	$(3,645)	$1,146,317

Equities	$269,400	$121,833	$(2,544)	$388,689

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2012:

	6/30/2012
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$9,282	$9,412
Due after one year through five years	103,003	108,950
Due after five years through 10 years	599,112	637,049
Due after 10 years	196,987	202,536
Mtge/ABS/CMO*	335,231	354,892
Total available-for-sale	$1,243,615	$1,312,839

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at June 30, 2012 and December 31, 2011 were as follows:

Held-to-maturity

(in thousands)

6/30/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$89,970	$314	$(6)	$90,278
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,653	105	—	1,758
Total Fixed Income	$91,623	$419	$(6)	$92,036

Held-to-maturity

(in thousands)

	12/31/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$243,571	$1,085	$—	$244,656
Corporates	15,000	—	(464)	14,536
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,655	134	—	1,789
Total Fixed Income	$260,226	$1,219	$(464)	$260,981

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of June 30, 2012:

	6/30/2012
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,988	$5,123
Due after one year through five years	652	733
Due after five years through 10 years	—	—
Due after 10 years	85,983	86,180
Mtge/ABS/CMO*	—	—
Total held-to-maturity	$91,623	$92,036

*Mortgage-backed, asset-backed & collateralized mortgage obligations

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of June 30, 2012 and December 31, 2011, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2012, as interest rates have decreased during the first half of the year, market value of fixed income securities have increased.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at June 30, 2012

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$5,330	$—	$5,330
Cost or Amortized Cost	5,339	—	5,339
Unrealized Loss	(9)	—	(9)

U.S. Agency
Fair value	$7,992	$—	$7,992
Cost or Amortized Cost	7,999	—	7,999
Unrealized Loss	(7)	—	(7)

Non-U.S. govt. & agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$5,274	$—	$5,274
Cost or Amortized Cost	5,275	—	5,275
Unrealized Loss	(1)	—	(1)

ABS/CMO*
Fair value	$6,225	$—	$6,225
Cost or Amortized Cost	6,243	—	6,243
Unrealized Loss	(18)	—	(18)

Corporate
Fair value	$27,232	$7,029	$34,261
Cost or Amortized Cost	27,900	7,551	35,451
Unrealized Loss	(668)	(522)	(1,190)

States, political subdivisions and revenues
Fair value	$86,053	$—	$86,053
Cost or Amortized Cost	86,774	—	86,774
Unrealized Loss	(721)	—	(721)

Subtotal, debt securities
Fair value	$138,106	$7,029	$145,135
Cost or Amortized Cost	139,530	7,551	147,081
Unrealized Loss	(1,424)	(522)	(1,946)

Common Stock
Fair value	$11,198	$—	$11,198
Cost or Amortized Cost	13,152	—	13,152
Unrealized Loss	(1,954)	—	(1,954)

Total
Fair value	$149,304	$7,029	$156,333
Cost or Amortized Cost	152,682	7,551	160,233
Unrealized Loss	(3,378)	(522)	(3,900)

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

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2012 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$136,581	$134,789	$(1,792)	92.1%
2	BBB	Baa	10,500	10,346	(154)	7.9%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$147,081	$145,135	$(1,946)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts.  We had a cash balance of $32.2 million at the end of the second quarter, compared to $81.2 million at the end of 2011. In the second quarter of 2012, collateral that was being held on a large commercial surety account was returned and replaced with a letter of credit, resulting in a $50.0 million cash outflow.  This collateral was originally received in the second quarter of 2011.  Short-term investments are carried at cost, which approximates fair value.  The balance at June 30, 2012 was $65.9 million compared to $23.9 million at December 31, 2011.

Evaluating Investments for OTTI

The fixed income portfolio contained 70 securities in an unrealized loss position as of June 30, 2012. The $1.9 million in associated unrealized losses for these 70 securities represents 0.1% of the fixed income portfolio’s cost basis. Of these 70 securities, four have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.5 million in unrealized losses.  The unrealized losses on these four securities are primarily due to broader economic conditions, wider bid/ask differentials, and changes in interest rates.  We believe the amortized cost of these four securities is fully recoverable under current assumptions.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  GAAP guidance requires any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell be recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our monitoring and analysis, our fixed income portfolio contains high quality bonds and we believe we will recover the amortized cost basis of these securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of June 30, 2012, we held four common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $2.0 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the four common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

In the second quarter of 2012, we recognized $1.2 million in other-than-temporary impairment charges for equity securities. All OTTI losses were on securities we no longer had the intent to hold. Comparatively, we did not recognize any OTTI losses on equity securities during the first six months of 2011.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$—	$—	$—
ABS/CMO*	—	8	—	8
U.S. Government	—	—	—	—
Total trading securities	$—	$8	$—	$8
Available-for-sale securities
U.S. Agencies	$—	$24,393	$—	$24,393
Corporates	—	547,351	—	547,351
Mortgage-backed	—	267,566	—	267,566
ABS/CMO*	—	87,326	—	87,326
Non-U.S. govt. & agency	—	9,061	—	9,061
U.S. Government	—	16,400	—	16,400
States, political subdivisions and revenues	—	360,742	—	360,742
Equities	406,074		—	406,074
Total available-for-sale securities	$406,074	$1,312,839	$—	$1,718,913
Total	$406,074	$1,312,847	$—	$1,718,921

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporates	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. Government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. Agencies	$—	$113,819	$—	$113,819
Corporates	—	467,100	—	467,100
Mortgage-backed	—	248,986	—	248,986
ABS/CMO*	—	56,953	—	56,953
Non-U.S. govt. & agency	—	6,697	—	6,697
U.S. Government	—	16,172	—	16,172
States, political subdivisions and revenues	—	236,590	—	236,590
Equities	388,689	—	—	388,689
Total available-for-sale securities	$388,689	$1,146,317	$—	$1,535,006
Total	$388,689	$1,146,324	$—	$1,535,013

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period and six month periods ended June 30, 2012.

4.  STOCK BASED COMPENSATION

Our shareholder-approved RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010.  The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization).  Since 2005, we have granted 1,228,139 stock options under this plan, including incentive stock options (ISOs) which were adjusted as part of the special dividends in 2011 and 2010.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 758,400 stock options under the LTIP, including 253,400 thus far in 2012.

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

The following tables summarize option activity for the periods ended June 30, 2012 and 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	253,400	$69.23
Options exercised	(61,173)	$40.52		$1,885
Options canceled/forfeited	(2,710)	$47.33
Outstanding options at June 30, 2012	1,470,383	$47.82	5.68	$30,230
Exercisable options at June 30, 2012	725,363	$40.59	4.55	$20,026

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	220,950	$58.42
Options exercised	(253,816)	$31.26		$6,265
Options canceled/forfeited	(21,630)	$44.83
Outstanding options at June 30, 2011	1,470,486	$45.57	5.93	$24,037
Exercisable options at June 30, 2011	782,016	$42.02	5.04	$15,565

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2012, 253,400 options were granted with an average exercise price of $69.23 and an average fair value of $13.29.  We recognized $0.9 million of expense in the second quarter of 2012, and $1.8 million in the first six months of 2012, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2012, and $0.6 million in the first six months of 2012, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.0 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the second quarter of 2011, and $1.7 million in the first six months of 2011. We recorded a tax benefit of $0.3 million in the second quarter of 2011, and $0.6 million in the first six months of 2011, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2012	2011
Weighted-average fair value of grants	$13.29	$12.85
Risk-free interest rates	0.95%	2.35%
Dividend yield	1.93%	1.89%
Expected volatility	25.64%	25.67%
Expected option life	5.40 years	5.50 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life.  The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period.  It excludes the special dividends paid in the fourth quarters of 2011 and 2010.  The expected volatility is calculated based on the mean reversion of RLI’s stock.  Prior to the second quarter of 2009, it was calculated by computing the weighted average of the most recent one-year volatility, the most recent volatility based on expected life and the median of the rolling volatilities based on the expected life of RLI stock.  The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2012	2011	2012	2011
Casualty	$65,705	$58,332	$129,215	$113,311
Property	49,848	47,963	96,840	88,789
Surety	26,031	24,531	52,809	44,777

Net premiums earned	$141,584	$130,826	$278,864	$246,877

Net investment income	14,826	15,180	30,119	31,483
Net realized gains (losses)	(664)	10,050	10,752	14,522

Total consolidated revenue	$155,746	$156,056	$319,735	$292,882

	NET EARNINGS		NET EARNINGS
	2012	2011	2012	2011
Casualty	$11,051	$25,844	$11,603	$31,381
Property	(290)	7,432	11,627	17,465
Surety	10,862	8,814	13,334	14,191

Net underwriting income	$21,623	$42,090	$36,564	$63,037

Net investment income	14,826	15,180	30,119	31,483
Net realized gains (losses)	(664)	10,050	10,752	14,522
General corporate expense and interest on debt	(3,340)	(3,476)	(6,827)	(6,993)
Equity in earnings of unconsolidated investee	4,123	3,886	7,069	6,502

Total earnings before income taxes	$36,568	$67,730	$77,677	$108,551
Income tax expense	11,820	22,738	24,891	35,853

Total net earnings	$24,748	$44,992	$52,786	$72,698

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2012	2011	2012	2011

Casualty
General liability	$21,136	$21,160	$41,893	$43,124
Commercial and personal umbrella	16,747	15,713	32,907	31,285
Commercial transportation	8,362	8,604	16,669	17,517
P&C package business	6,956	4,109	13,855	4,109
Executive products	3,942	3,663	7,752	7,185
Professional services	6,650	2,572	12,318	4,761
Specialty programs	633	1,089	1,338	2,429
Other	1,279	1,422	2,483	2,901
Total	$65,705	$58,332	$129,215	$113,311

Property
Commercial property	$18,093	$20,386	$36,645	$40,599
Marine	15,351	12,849	30,565	25,321
Crop reinsurance	5,066	6,262	6,116	7,334
Property reinsurance	5,980	4,580	13,367	8,369
Other property	5,358	3,886	10,147	7,166
Total	$49,848	$47,963	$96,840	$88,789

Surety
Miscellaneous	$9,788	$8,658	$19,574	$15,024
Contract	6,122	5,995	12,672	10,373
Commercial	5,557	5,321	10,962	10,383
Oil and Gas	4,564	4,557	9,601	8,997
Total	$26,031	$24,531	$52,809	$44,777

Grand Total	$141,584	$130,826	$278,864	$246,877

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

6. ACQUISITION

On April 28, 2011, we acquired Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co., for $135.9 million in cash.  Prior to the acquisition, CBIC was a privately held, Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products.  The company serves over 30,000 contractors and over 4,000 insurance agents and brokers nationwide.  CBIC operates 12 regional branch offices and is a leading writer of contractor license bonds in the Northwest.

During the second quarter of 2011, we began our integration of CBIC operations and personnel into the normal operations of our company and our fair value analysis on CBIC’s opening balance sheet.  The unaudited condensed consolidated interim financial statements include CBIC’s results of operations for the six-month period ended June 30, 2012 and its assets and liabilities as of June 30, 2012. Comparative period information included results of operations for the two-month period subsequent to acquisition and assets and liabilities as of June 30, 2011.

Goodwill of $20.4 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, was recorded.  In addition, $14.5 million of separately identifiable intangible assets resulting from the valuations of trade name, insurance licenses, acquired software and agency-related relationships have been recognized ($13.4 million net of related amortization as of June 30, 2012).  The valuation of insurance policies in force, including the value of business acquired (VOBA), was $10.8 million at acquisition.  VOBA is included within deferred policy acquisition costs on our consolidated balance sheet.  This asset is amortized as the corresponding unearned premium (UEP) acquired ($29.5 million) is earned as revenue.  As of June 30, 2012, 93 percent of the UEP acquired had been earned as revenue.  As a result, a similar percentage of VOBA was amortized to expense.  At June 30, 2012, $1.9 million of the UEP acquired remained, as does $1.0 million of VOBA.  In accordance with GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process.  However, we concluded our valuation process in the fourth quarter of 2011.

During the second quarter of 2012, CBIC contributed $14.7 million of gross premiums written. Premiums of $9.0 million impacted the casualty segment with the remaining $5.7 million attributable to the surety segment.  CBIC contributed pretax earnings of $6.4 million, which included an underwriting income of $5.3 million and net investment income of $1.1 million. Results included favorable reserve development on prior years’ loss reserves which totaled $6.5 million.  For the six months ended June 30, 2012, CBIC generated an underwriting income of $4.8 million and net investment income of $2.1 million.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and, in the state of Hawaii, select personal lines policies. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign exposures.  Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2012, make a reasonable provision to meet our future obligations.

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our newer products such as crop reinsurance, as well as for executive products, professional services and marine, we utilize external data extensively.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of June 30, 2012.

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

SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Consolidated revenues, as displayed in the table that follows, totaled $319.7 million for the first six months of 2012 compared to $292.9 million for the same period in 2011.

	For the Six-Month Periods
	Ended June 30,
	2012	2011
Consolidated revenues (in thousands)
Net premiums earned	$278,864	$246,877
Net investment income	30,119	31,483
Net realized investment gains	10,752	14,522
Total consolidated revenue	$319,735	$292,882

Consolidated revenue for the first six months of 2012 increased $26.9 million, or 9%, from the same period in 2011, as net premiums earned for the Group increased 13% from 2011 levels. All three segments showed growth from 2011 primarily as a result of new product initiatives and positive pricing trends in the market.  The acquisition of CBIC added $24.3 million in net premiums earned in the first six months of 2012, an increase of $16.5 million from the same period in 2011.  CBIC contributed six months of revenue in 2012 compared to the two months subsequent to acquisition in 2011.  Net investment income declined 4% to $30.1 million.  Investment income has declined as a result of lower reinvestment rates on securities maturing or called.  We realized net investment gains of $10.8 million in the first half of 2012, compared to $14.5 million in the first six months of 2011.  Realized gains were higher in 2011 as securities were sold to raise cash for the purchase of CBIC; 2012 includes an OTTI write-down on a portion of the equity portfolio.

Net after-tax earnings for the first six months of 2012 totaled $52.8 million, $2.45 per diluted share, compared to $72.7 million, $3.41 per diluted share for the same period in 2011.  Both periods benefited from underwriting income that was bolstered by favorable reserve development. In 2012, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $37.9 million.  Favorable development on prior year marine reserves also resulted in a $1.2 million reduction in reinsurance reinstatement premiums.  Partially offsetting the favorable development was $13.7 million in spring storm losses.  From a comparative standpoint, results for 2011 included $60.6 million of favorable development on prior years’ loss reserves, which was partially offset by $13.0 million in spring storm losses and $1.0 million in reserves that were established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  Bonus and profit sharing-related expenses associated with these specific items totaled $3.1 million in 2012 and $5.4 million in 2011. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the first six months of 2012, equity in earnings of unconsolidated investee totaled $7.1 million from Maui Jim, Inc. (Maui Jim).  This result was $0.6 million higher than results for the same period last year.

Results for the first six months of 2012 included pretax net realized investment gains of $10.8 million, compared to pretax net realized investment gains of $14.5 million for the same period last year. These net gains for 2012 included losses associated with the impairments of a long-lived asset and certain equity securities in unrealized loss positions that we intend to sell. The latter other-than-temporary impairment losses totaled $1.2 million.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $69.5 million, $3.23 per diluted share, for the first six months of 2012, compared to comprehensive earnings of $80.7 million, $3.79 per diluted share, for the same period in 2011.  Unrealized gains, net of tax, for the first half of 2012 were $16.7 million, compared to unrealized gains, net of tax, of $8.0 million for the same period in 2011.  Current asset allocation strategies have focused on high quality fixed income securities within our target duration.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 15% to $405.9 million for the first six months of 2012. All three segments posted growth in premium writings, driven by expansion efforts and new product initiatives coupled with improved pricing on select lines. Primary and reinsurance pricing are showing signs of stabilizing with increased pricing on select lines. Underwriting income for the Group decreased to $36.6 million for the first six months of 2012 compared to $63.0 million in 2011. Both periods were impacted by similar amounts of spring storm losses. The result for 2012, however, included $22.8 million in reduced benefit for favorable development on prior year loss and hurricane reserves. In addition, results for the 2012 accident year reflect moderately higher loss ratios on select products. The GAAP combined ratio totaled 86.9 in 2012, compared to 74.5 in 2011. The Group’s loss ratio increased to 44.1, from 31.3, while the Group’s expense ratio decreased to 42.8 from 43.2. Bonus and profit sharing-related expenses related to the favorable development totaled $3.1 million in 2012, down from $5.4 million in 2011.

	For the Six-Month Periods
	Ended June 30,
	2012	2011
Gross premiums written (in thousands)
Casualty	$188,682	$151,162
Property	161,061	153,706
Surety	56,159	48,951
Total	$405,902	$353,819

Underwriting income (in thousands)
Casualty	$11,603	$31,381
Property	11,627	17,465
Surety	13,334	14,191
Total	$36,564	$63,037

Combined ratio
Casualty	91.0	72.3
Property	87.9	80.3
Surety	74.9	68.3
Total	86.9	74.5

Casualty

Gross premiums written for the casualty segment totaled $188.7 million for the first six months of 2012, an increase of $37.5 million, or 25%, from the same period last year, due to the acquisition of CBIC, growth in existing products and moderate price improvements.  CBIC contributed $17.8 million of gross premiums written to the casualty segment.  Despite growth, this segment continues to feel the pressure of the soft pricing environment and weak economy but to a lesser degree than in recent quarters.  General liability, our largest casualty product, recorded gross premiums written of $50.0 million, an increase of $3.7 million, or 8%, from the same period last year.  Commercial umbrella recorded gross premiums written of $25.5 million, an increase of $12.5 million, or 97%, from the same period last year.  A majority of this growth was from increased opportunities to write umbrella over our existing general liability policies.  Our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market, posted $19.0 million in gross premiums written during the first six months of 2012, up $5.1 million, or 37%, from the same period last year. In addition, our executive products group contributed $17.7 million of gross written premium an increase of 4% from the same period last year and transportation totaled $21.7 million for 2012, an increase of 9%.

In total, the casualty segment recorded underwriting income of $11.6 million, compared to $31.4 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Results in 2012 were impacted by a shift in product mix and moderately higher current accident year loss ratios on select products, which combined to increase the current accident year loss ratios by approximately 2 points.  Products with favorable prior year development in 2012 included general liability, commercial umbrella, personal umbrella, and specialty programs. Due to positive emergence, during the first six months of 2012, we released reserves, improving the segment’s underwriting results by $23.3 million.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2010). Loss trends on shorter-tail casualty products, such as personal umbrella and specialty programs, remained favorable, and executive products reserves associated with the credit crisis have developed favorably as well. General liability has also continued to trend favorably.  From a comparative standpoint, results for 2011 included $40.0 million of favorable loss experience on prior accident years, primarily for general liability, commercial and personal umbrella, transportation, specialty programs and executive products.

Overall, the combined ratio for the casualty segment was 91.0 for 2012 compared to 72.3 in 2011. The segment’s loss ratio was 54.0 in 2012 compared to 34.3 in 2011, driven by product mix, moderately increased current year accident ratios, and the lower amount of favorable development on prior accident years’ reserves. The expense ratio for the casualty segment was 37.0 for the first six months of 2012 compared to 38.0 for the same period of 2011.

Property

Gross premiums written for the Group’s property segment totaled $161.1 million for the first six months of 2012, an increase of $7.4 million, or 5%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  The property reinsurance program contributed $19.7 million in gross premiums written in the period, up 19%, or $3.1 million, from the same period last year.  We also saw growth in our crop reinsurance product, due primarily to an additional reinsurance contract with Producers’ Agriculture Insurance Company.  Crop business increased 10% from the same period last year to $32.8 million in gross premiums written for the year.  However, on a net basis, crop business decreased by $8.1 million, or 27%, as share in the existing agreement decreased from a 6% share to a 4% share, and the additional reinsurance contract was a joint venture that has us retroceding 67% of the premiums and losses to another reinsurance partner.  One of our more mature products, marine, also grew in the first six months of 2012.  Gross premiums written for our marine division totaled $32.3 million for the first six months of 2012, an increase of $1.5 million, or 5%, from the same period in 2011 with moderate rate increases and a continued focus on profitability.  The growth in marine is due to an increase in inland marine coverages where loss trends are more favorable. Offsetting this growth slightly, gross premiums written for our fire product decreased by $2.2 million, or 5%, from the same period in 2011 as a result of efforts to manage the Group’s exposure in wind-prone areas.

Underwriting income for the segment was $11.6 million for the first six months of 2012, compared to $17.5 million for the same period in 2011.  Results for 2012 reflected $7.7 million of favorable development on prior years’ loss and hurricane reserves, primarily on marine, fire and property reinsurance coverages.  This included reserves established for claims associated with Hurricane Irene and 2011 spring storms.  In addition for the first six months of 2012, we had $1.3 million of favorable development on prior year crop business.  Final settlement of the 2011 crop treaty year will occur in the fourth quarter of 2012.  Favorable development on prior year marine reserves also resulted in a $1.2 million reduction in reinsurance reinstatement premiums.  Offsetting these favorable items, results for 2012 included $13.7 million in reserves established for spring storm losses, concentrated in our fire product.  From a comparative standpoint, results for 2011 reflected $12.3 million of favorable development on prior years’ loss reserves, primarily on marine and DIC coverages (favorable settlement of a final claim for the Northridge earthquake), and $1.4 million of favorable development on prior year crop business (reduced by a $0.7 million increase in relating profit commission).  Offsetting those slightly was a $2.7 million increase in 2005 and 2008 hurricane reserves, $1.0 million in reserves established for losses associated with the Japan earthquake and tsunami (primarily on marine coverages), and $13.0 million for spring storm losses, concentrated in our fire product but also impacting our marine and facultative reinsurance products as well.

Segment results for 2012 translated into a combined ratio of 87.9, compared to 80.3 for the same period last year. The segment’s loss ratio was 50.0 in 2012 compared to 41.7 in 2011. From an expense standpoint, the segment’s expense ratio decreased slightly to 37.9 for 2012 from 38.6 for 2011.

Surety

The surety segment recorded gross premiums written of $56.2 million for the first six months of 2012, an increase of $7.2 million, or 15%, from the same period last year.  CBIC contributed $6.0 million of the premium growth in the surety segment, posting $10.6 million of gross premiums written for the period. In addition, premium growth was experienced across the Group’s existing miscellaneous and energy lines. The segment recorded underwriting income of $13.3 million, compared to $14.2 million for the same period last year. Results for 2012 included net favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $6.3 million. Partially offsetting that impact, current accident year loss ratio estimates for contract surety were increased resulting in an approximate 2 point increase in the overall surety current year loss ratio.  From a comparative standpoint, 2011 results include favorable loss development which improved the segment’s underwriting results by $6.9 million.

The combined ratio for the surety segment totaled 74.9 in 2012, versus 68.3 for the same period in 2011.  The segment’s loss ratio was 8.9 for 2012, compared to 2.9 for 2011.  Both periods had similar amounts of favorable development, but 2012 was impacted by moderately higher current accident year loss ratio estimates for contract surety. From an expense standpoint, the segment’s expense ratio increased slightly to 66.0 for 2012 from 65.4 for 2011.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

After a relatively strong run in the first quarter, volatility and uncertainty returned to the capital markets during the second quarter.  Renewed concerns regarding the European debt crisis as well as softer economic data increased the demand for Treasuries moving risk-free interest rates lower in the second quarter.  Our average fixed income duration is currently 4.7, well within our normal range.

	6/30/2012		12/31/2011
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,404,470	73.6%	$1,406,550	74.0%
Equity securities	406,074	21.3%	388,689	20.5%
Cash and short-term investments	98,051	5.1%	105,049	5.5%
Total	$1,908,595	100.0%	$1,900,288	100.0%

Our current equity allocation represents 21% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

During the first six months of 2012, net investment income decreased 4.3% from that reported for the same period in 2011.  Investment income has declined as a result of lower reinvestment rates on securities maturing or called.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2012 and 2011 were as follows:

	2012	2011
Pretax Yield
Taxable	4.05%	4.39%
Tax-Exempt	3.36%	3.76%
After-tax yield
Taxable	2.63%	2.85%
Tax-Exempt	3.18%	3.56%

The fixed income portfolio decreased by $2.1 million in the first six months of 2012.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 3.0%.  The equity portfolio had a total return of 7.5% for the first half of 2012.  Our equity portfolio increased by $17.4 million during the first six months of 2012, to $406.1 million, due to strong market performance.

We recognized a total of $10.8 million in net realized gains in the first six months of 2012, compared to net realized gains of $14.5 million in the first six months of 2011.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity stock portfolio as of June 30, 2012, including fair value, cost basis, and unrealized gains and losses.

	6/30/2012
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$22,579	$34,344	$11,765	$—	$11,765	52.1%
Consumer Staples	18,678	37,121	18,443	—	18,443	98.7%
Energy	12,337	26,073	13,736	—	13,736	111.3%
Financials	27,454	35,055	8,237	(636)	7,601	27.7%
Healthcare	11,905	24,291	12,386	—	12,386	104.0%
Industrials	24,553	39,217	14,664	—	14,664	59.7%
Materials	6,725	10,187	3,462	—	3,462	51.5%
Information Technology	25,412	34,050	9,220	(582)	8,638	34.0%
Telecommunications	10,053	17,140	7,823	(736)	7,087	70.5%
Utilities	48,745	70,786	22,041	—	22,041	45.2%
ETF	60,860	77,810	16,950	—	16,950	27.9%
	$269,301	$406,074	$138,727	$(1,954)	$136,773	50.8%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of June 30, 2012, we had $362.5 million in municipal securities.  As of June 30, 2012, approximately 29% of our municipal bond portfolio maintains an ‘AAA’ rating, and 98% of our municipal bond portfolio maintains an ‘AA’ or better rating.  The entire municipal bond portfolio is rated at least ‘A’ or better.  At December 31, 2011, approximately 95% of our municipal bond portfolio held an ‘AA’ or better rating, while 100% were rated ‘A’ or better.

INCOME TAXES

Our effective tax rate for the first six months of 2012 was 32% compared to 33% for the same period in 2011.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first six months of 2012 was lower due to a decrease in underwriting income and an increase in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2012 and 2011 as a result of the following:

	2012		2011
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$27,187	35%	$37,993	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,331)	-2%	(1,208)	-1%
Dividends received deduction	(1,218)	-2%	(872)	-1%
Dividends paid deduction	(353)	0%	(336)	0%
Other items, net	606	1%	276	0%

Total tax expense	$24,891	32%	$35,853	33%

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2012 and 2011:

	2012	2011
	(in thousands)
Operating cash flows	$(32,053)	$83,866
Investing cash flows	$(8,595)	$(75,061)
Financing cash flows	$(8,361)	$(8,805)
Total	$(49,009)	$—

Cash flows from operating activities were negative in the current quarter as collateral that was being held on a large commercial surety account was returned and replaced with a letter of credit, resulting in a $50.0 million cash outflow.  This collateral was originally received in the second quarter of 2011, thereby increasing 2011 operating cash flows by $50.0 million.  Cash flows from investing activities during the first six months of 2012 decreased compared to 2011 as our purchase of CBIC resulted in a higher use of cash in the prior year.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at June 30, 2012 was $104.5 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2012, we had cash, short-term investments and other investments maturing within one year of approximately $80.3 million and investments of $199.0 million maturing within five years.  As of June 30, 2012, our short-term investments were held primarily in prime and government/agency funds within multiple fund families.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of June 30, 2012 and during the six-month period ended, no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2012, our investment portfolio had a book value of $1.9 billion. Invested assets at June 30, 2012, increased by $8.3 million from December 31, 2011.

As of June 30, 2012, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agencies	$114,112	$114,671	$559	6.0%	AA
Corporates	512,298	547,351	35,053	28.7%	A
Mortgage-backed	250,910	267,574	16,664	14.0%	AA
ABS/CMO**	84,328	87,326	2,998	4.6%	AAA
Non-U.S. govt. & agency	8,408	9,061	653	0.5%	AA
U.S. government	16,018	16,400	382	0.8%	AA
States, political subdivisions and revenues	349,171	362,500	13,329	19.0%	AA
Total Fixed Income	$1,335,245	$1,404,883	$69,638	73.6%	AA

Equities	$269,301	$406,074	$136,773	21.3%

Cash and short-term investments	$98,051	$98,051	$—	5.1%

Total Portfolio	$1,702,597	$1,909,008	$206,411	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and collateralized mortgage obligations

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of June 30, 2012, our fixed income portfolio had the following rating distribution:

AAA	13.6%
AA	49.4%
A	25.2%
BBB	11.6%
NR	0.2%
Total	100.0%

As of June 30, 2012, the duration of the fixed income portfolio was 4.7 years. Our fixed income portfolio remained well diversified, with 603 individual issues as of June 30, 2012.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2012, we had $22.0 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2012 we had $65.3 million in commercial mortgage backed securities (CMBS) and $267.6 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.6 percent of our investment portfolio at quarter end.

At June 30, 2012, our equity portfolio had a fair value of $406.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2012, our equity portfolio had a dividend yield of 3.0% compared to 2.1% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with over 120 individual names and no single stock exposure greater than 2% of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2012, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $853.7 million of shareholders’ equity. Debt outstanding comprised 10.5% of total capital as of June 30, 2012.

We paid a quarterly cash dividend of $0.32 per share on June 20, 2012, a $0.02 increase over the prior quarter. We have paid dividends for 144 consecutive quarters and increased dividends in each of the last 37 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Illinois.  The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Insurance Company (RLI Ins.) policyholder surplus as of December 31 of the preceding year or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Stand-alone net income for RLI Ins. was $139.0 million for 2011, while stand-alone policyholder surplus was $710.2 million. Based on the calculation of this limitation, the maximum dividend distribution that can be paid by RLI Insurance for any rolling 12-month period ending during 2012, without prior approval, would be $139.0 million, which represents RLI Insurance’s net income for 2011.  There were no dividends paid by RLI Insurance Company to RLI Corp. in the first six months of 2012. Dividends paid in the last six months of 2011 totaled $125.0 million, which included amounts paid to RLI Corp. to support the extraordinary dividend RLI Corp. paid to its shareholders on December 20, 2011. As a result, dividends in excess of $14.0 million prior to December 15, 2012 will require approval from the Illinois regulatory authorities.

Interest and fees on debt obligations totaled $3.0 million for the first six months of 2012 and 2011.  As of June 30, 2012, outstanding debt balances totaled $100.0 million, the same amount outstanding at June 30, 2011.  Debt balances at the end of both quarters were comprised of $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the six-month periods ended June 30, 2012 and 2011:

	2012	2011
Line of Credit	NA	NA
Total short-term debt	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Consolidated revenues, as displayed in the table that follows, totaled $155.7 million for the second quarter of 2012 compared to $156.1 million for the same period in 2011.

	For the Three-Month Period
	Ended June 30,
	2012	2011
Consolidated revenues (in thousands)
Net premiums earned	$141,584	$130,826
Net investment income	14,826	15,180
Net realized investment gains (losses)	(664)	10,050
Total consolidated revenue	$155,746	$156,056

Consolidated revenue for the second quarter of 2012 was flat compared to the same period in 2011.  Net premiums earned for the Group increased for the quarter as all three segments showed growth from the second quarter of 2011.  Our acquisition of CBIC added $12.0 million in the second quarter of 2012, up $4.2 million from the second quarter of 2011.  CBIC contributed three months of revenue in 2012 compared to the two months subsequent to acquisition in 2011.  Net investment income decreased 2% to $14.8 million.  Net realized investment losses, including impairments, totaled $0.7 million in the second quarter of 2012, compared to net realized investment gains of $10.1 million in 2011.

Net after-tax earnings for the second quarter of 2012 totaled $24.7 million, $1.15 per diluted share, compared to $45.0 million, $2.11 per diluted share, for the same period in 2011.  In the second quarter of 2012, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $30.2 million. Partially offsetting the current year favorable development was $13.7 million in spring storm losses.  Comparatively, in the second quarter of 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $48.4 million, partially offset by $13.0 million in spring storm losses. Bonus and profit sharing-related expenses related to the favorable development on prior years’ reserves totaled $2.1 million in 2012 and $4.2 million in 2011.  These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance (operating earnings and return on capital).

During the second quarter of 2012, equity in earnings of unconsolidated investee totaled $4.1 million from Maui Jim.  The second quarter of 2011 reflected $3.9 million in Maui Jim income.

Results for the second quarter of 2012 included pretax net realized investment losses of $0.7 million, compared to net realized investment gains of $10.1 million, for the same period last year. These net gains in 2012 included losses of $1.2 million associated with the impairments of certain equity securities in unrealized loss positions that we intend to sell.  Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $30.6 million, $1.42 per diluted share, for the second quarter of 2012, compared to $47.8 million, $2.24 per diluted share, for the same period in 2011. Unrealized losses, net of tax, for the second quarter of 2012 were $5.9 million, compared to unrealized gains, net of tax, of $2.8 million for the same period in 2011.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 9% to $229.9 million for the second quarter of 2012 from $210.5 million in the second quarter of 2011. The casualty and surety segments posted growth in premium writings, while property was flat. Growth was driven by expansion efforts and new product initiatives coupled with improved pricing on select lines. Primary and reinsurance pricing are showing signs of stabilizing with increased pricing on select lines. Underwriting income for the Group decreased $20.5 million to $21.6 million for the second quarter of 2012. Both periods were impacted by similar amounts of spring storm losses. The result for 2012, however, included $18.2 million in reduced benefit for favorable development on prior year loss and hurricane reserves. In addition, results for the 2012 accident year reflect moderately higher loss ratios on select products. The GAAP combined ratio totaled 84.7 in 2012 and 67.8 in 2011.

	For the Three-Month Period
	Ended June 30,
	2012	2011
Gross premiums written (in thousands)
Casualty	$104,314	$85,616
Property	97,209	97,418
Surety	28,361	27,462
Total	$229,884	$210,496

Underwriting income (loss) (in thousands)
Casualty	$11,051	$25,844
Property	(290)	7,432
Surety	10,862	8,814
Total	$21,623	$42,090

Combined ratio
Casualty	83.2	55.7
Property	100.6	84.5
Surety	58.2	64.1
Total	84.7	67.8

Casualty

Gross premiums written for the casualty segment increased 22%, totaling $104.3 million for the second quarter of 2012, compared to $85.6 million from the same period last year, due to the acquisition of CBIC, growth in existing products and moderate price improvements.  CBIC contributed $9.0 million of gross premiums written to the casualty segment for the three-month period, up $3.2 million, or 56%, from the two-month period subsequent to acquisition in 2011.  Despite growth, this segment continues to feel the pressure of the soft pricing environment and weak economy but to a lesser degree than in recent quarters.  Our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional property and casualty coverages to its target market,  posted $10.6 million in gross premiums written during the second quarter of 2012, up $3.4 million, or 48%, from the same period last year.  General liability, our largest casualty product, recorded gross premiums written of $27.2 million for the second quarter of 2012, up 9% from the same period last year.  Commercial umbrella recorded gross premiums written of $15.0 million, an increase of $7.9 million, or 111%, from the same period last year.  A majority of this growth was from increased opportunities to write umbrella over our existing general liability policies.  In addition, transportation recorded gross premiums written of $12.7 million for the second quarter of 2012, up $2.8 million, or 28% from the same period last year.

In total, the casualty segment recorded underwriting income of $11.1 million, compared to $25.8 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves, but the impact in 2011 was nearly double that of 2012.  Products with favorable development in 2012 included general liability, commercial umbrella, personal umbrella, transportation, and specialty programs. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2010). Due to positive emergence, during the second quarter of 2012, we released reserves which improved the segment’s underwriting results by $16.8 million.  This was partially offset by $0.9 million in unfavorable development on 2011 spring storm loss reserves.  From a comparative standpoint, results for 2011 included $31.8 million of favorable loss experience on prior accident years, primarily for general liability, commercial and personal umbrella, transportation, and specialty programs.

Overall, the combined ratio for the casualty segment was 83.2 for 2012 compared to 55.7 in 2011. The segment’s loss ratio was 47.1 in 2012 compared to 14.8 in 2011.  The increase is due largely to the aforementioned higher amount of favorable development in 2011 on prior accident years.  The expense ratio for the casualty segment was 36.1 for the second quarter of 2012 compared to 40.9 for the same period of 2011.  Bonus and profit sharing-related expenses related to the favorable development totaled $0.6 million in 2012, down from $2.2 million in 2011, which contributed to the slight decrease in the segment’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $97.2 million for the second quarter of 2012, flat compared to the same period last year.  Crop business increased 5% from the same period last year to $25.1 million in gross premiums written for the quarter.  However, on a net basis, crop business decreased by $7.7 million, or 32%, as share in the existing agreement decreased from a 6% share to a 4% share, and the additional reinsurance contract was a joint venture that has us retroceding 67% of the premiums and losses to another reinsurance partner. In addition, one of our more mature products, marine, grew by 3% to $17.6 million in the second quarter of 2012.  The growth in marine is due largely to an increase in inland marine coverages where loss trends are more favorable.  Offsetting these, we saw slight declines to the property reinsurance program, which contributed $9.9 million, down 11% from the same period last year, and from DIC, which was down 8% to $13.3 million.

Underwriting loss for the segment was $0.3 million for the second quarter of 2012, compared to income of $7.4 million for the same period in 2011.  Results for 2012 included $13.7 million of spring storm losses, which were partially offset by $6.4 million of net favorable development on prior years’ loss and hurricane reserves. The bulk of that was favorable development on marine business ($5.9 million).  In addition, we had $0.3 million of favorable development on prior year crop business.  Final settlement of the 2011 treaty year will occur in the fourth quarter of 2012.  From a comparative standpoint, underwriting results for 2011 included $13.0 million of storm losses and a $2.7 million increase in 2005 and 2008 hurricane reserves, which were partially offset by $4.2 million of net favorable development on prior years’ loss reserves, a $6.7 million favorable settlement associated with the final claim for the Northridge earthquake, and $0.4 million of favorable development on prior year crop business (which was reduced by a $0.2 million increase in relating profit commissions).  Of the above net favorable development on prior years’ loss reserves, $6.1 million was favorable development on marine (primarily 2008-2009 accident years).

Segment results for the second quarter of 2012 translate into a combined ratio of 100.6 compared to 84.5 for the same period last year. The segment’s loss ratio increased to 65.0 from 47.3 in 2011.  Although both periods experienced similar amounts of storm losses, 2011 was more positively impacted by favorable development on prior years’ loss reserves. From an expense standpoint, the segment’s expense ratio for the second quarter was 35.6 for 2012, compared to 37.2 in 2011.

Surety

The surety segment recorded gross premiums written of $28.4 million for the second quarter of 2012, an increase of $0.9 million, or 3%, from the same period last year.  CBIC contributed $1.1 million of the premium growth in the surety segment, posting $5.7 million of gross premiums written for the period. In addition, premium growth was experienced across the Group’s existing miscellaneous line. The surety segment recorded underwriting income of $10.9 million, compared to $8.8 million for the same period last year. Results for 2012 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $7.7 million.  From a comparative standpoint, 2011 results included favorable loss development which improved the segment’s underwriting results by $5.4 million.

The combined ratio for the surety segment totaled 58.2 for the second quarter of 2012, versus 64.1 for the same period in 2011.  The segment’s loss ratio was -8.9 for 2012, compared to -3.9 for 2011, as both years were favorably impacted by the aforementioned favorable reserve development.  The expense ratio was 67.1 compared to 68.0.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $14.8 million during the second quarter of 2012, a decrease of 2.3% from that reported for the same period in 2011.  The decline in investment income was a result of lower reinvestment rates. On an after-tax basis, investment income increased by 0.7%. Investment income on an after-tax basis has increased as our allocation to municipal securities has increased from 12.5% of the investment portfolio at the end of 2011 to 19.0% at the end of the second quarter 2012.

Yields on our fixed income investments for the second quarter of 2012 and 2011 are as follows:

	2Q 2012	2Q 2011
Pretax Yield
Taxable	3.98%	4.30%
Tax-Exempt	3.15%	3.74%
After-tax yield
Taxable	2.59%	2.80%
Tax-Exempt	2.98%	3.54%

We recognized $0.7 million in realized losses in the second quarter of 2012, compared to realized gains of $10.1 million in the second quarter of 2011.  Investment losses during the quarter relate to our equity portfolio. We recorded $1.2 million in other-than-temporary impairment charges for equity securities during the second quarter.  All were in our equity portfolio on securities we no longer had the intent to hold.  We did not record any realized losses associated with OTTI of securities during the second quarter of 2011.

INCOME TAXES

Our effective tax rate for the second quarter of 2012 was 32% compared to 34% for the same period in 2011.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the second quarter of 2012 was lower due to a decrease in underwriting profit and an increase in tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2012 and 2011 as a result of the following:

	2012		2011
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,799	35%	23,706	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(715)	-2%	(594)	-1%
Dividends received deduction	(594)	-2%	(438)	0%
Dividends paid deduction	(186)	-1%	(169)	0%
Other items, net	516	2%	233	0%

Total tax expense	$11,820	32%	$22,738	34%

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.  We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” with 88% rated “A” or better by at least one nationally recognized rating organization.

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

In April 2011, we acquired 100 percent of the common stock equity of Contractors Bonding and Insurance Company (CBIC) through an acquisition of its holding company, Data and Staff Service Co.  In accordance with Securities and Exchange Commission rules in the year of consolidation, management excluded the internal controls of CBIC from its annual assessment of the effectiveness of our internal control over financial reporting (Section 404) for 2011.  We have engaged in refining and harmonizing the internal controls and processes of the acquired business with those of our company, and will incorporate the internal controls of CBIC into our annual assessment beginning with our assessment as of December 31, 2012.

No changes were made to our internal control over financial reporting (which, for purposes of this evaluation, included the internal control over financial reporting for CBIC from and after the one year anniversary of the acquisition), during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - There were no material changes to report.

Item 1A.    Risk Factors - There were no material changes to report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the second quarter of 2012, no repurchases were made.  We have not repurchased shares under this program since the third quarter of 2011.  We have $87.5 million of remaining capacity from the repurchase program.

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

Date: July 30, 2012