Form 10-Q
period 2012-09-30
RLI CORP
filed 2012-10-29
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2012, the number of shares outstanding of the registrant’s Common Stock was 21,222,684.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2012	2011

Net premiums earned	$149,943	$146,552
Net investment income	14,221	15,954
Net realized investment gains	5,481	80
Other-than-temporary impairment (OTTI) losses on investments	—	(257)
Consolidated revenue	169,645	162,329
Losses and settlement expenses	70,598	64,802
Policy acquisition costs	49,262	49,924
Insurance operating expenses	11,553	10,302
Interest expense on debt	1,512	1,513
General corporate expenses	2,099	1,594
Total expenses	135,024	128,135
Equity in earnings of unconsolidated investee	1,859	713
Earnings before income taxes	36,480	34,907
Income tax expense	11,017	10,938
Net earnings	$25,463	$23,969

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	25,127	(14,518)
Less: Reclassification adjustment for (gains) losses included in net earnings	(4,080)	187
Other comprehensive earnings (loss)	21,047	(14,331)
Comprehensive earnings	$46,510	$9,638

Earnings per share:
Basic:

Basic net earnings per share	$1.20	$1.14
Basic comprehensive earnings per share	$2.19	$0.46

Diluted:

Diluted net earnings per share	$1.19	$1.12
Diluted comprehensive earnings per share	$2.16	$0.45

Weighted average number of common shares outstanding
Basic	21,218	21,089
Diluted	21,486	21,335

Cash dividends declared per common share	$0.32	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2012	2011

Net premiums earned	$428,807	$393,429
Net investment income	44,340	47,437
Net realized investment gains	17,389	14,602
Other-than-temporary impairment (OTTI) losses on investments	(1,156)	(257)
Consolidated revenue	489,380	455,211
Losses and settlement expenses	193,486	142,036
Policy acquisition costs	145,632	134,785
Insurance operating expenses	34,595	32,047
Interest expense on debt	4,537	4,537
General corporate expenses	5,901	5,563
Total expenses	384,151	318,968
Equity in earnings of unconsolidated investee	8,928	7,215
Earnings before income taxes	114,157	143,458
Income tax expense	35,908	46,791
Net earnings	$78,249	$96,667

Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	50,066	2,860
Less: Reclassification adjustment for gains included in net earnings	(12,353)	(9,183)
Other comprehensive earnings (loss)	37,713	(6,323)
Comprehensive earnings	$115,962	$90,344

Earnings per share:
Basic:

Basic net earnings per share	$3.69	$4.59
Basic comprehensive earnings per share	$5.47	$4.29

Diluted:

Diluted net earnings per share	$3.64	$4.53
Diluted comprehensive earnings per share	$5.39	$4.24

Weighted average number of common shares outstanding
Basic	21,207	21,063
Diluted	21,519	21,324

Cash dividends declared per common share	$0.94	$0.89

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2012	2011

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,432,969	$1,146,317
Held-to-maturity, at amortized cost	11,724	260,226
Trading, at fair value	7	7
Equity securities, at fair value	402,099	388,689
Short-term investments, at cost	82,202	23,865
Cash	31,301	81,184
Total investments and cash	1,960,302	1,900,288
Accrued investment income	13,071	13,865
Premiums and reinsurance balances receivable	158,871	124,496
Ceded unearned premium	73,082	61,629
Reinsurance balances recoverable on unpaid losses	336,612	353,805
Deferred policy acquisition costs	55,777	52,105
Property and equipment	25,218	20,104
Investment in unconsolidated investee	58,242	49,968
Goodwill and intangibles	59,780	60,482
Other assets	13,199	18,092
TOTAL ASSETS	$2,754,154	$2,654,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,134,593	$1,150,714
Unearned premiums	384,414	341,267
Reinsurance balances payable	65,793	50,861
Funds held	57,604	110,555
Income taxes-deferred	63,553	37,867
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	45,499	58,883
Other liabilities	8,329	12,053
TOTAL LIABILITIES	$1,859,785	$1,862,200

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)	32,686	32,627
(32,685,588 shares issued, 21,220,481 shares outstanding at 9/30/12)
(32,627,244 shares issued, 21,162,137 shares outstanding at 12/31/11)
Paid-in capital	233,442	227,788
Accumulated other comprehensive earnings	155,038	117,325
Retained earnings	866,202	807,893
Deferred compensation	10,175	10,445
Less: Treasury shares at cost	(403,174)	(403,444)
(11,465,107 shares at 9/30/12)
(11,465,107 shares at 12/31/11)
TOTAL SHAREHOLDERS’ EQUITY	894,369	792,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,754,154	$2,654,834

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2012	2011

Net cash provided by operating activities	$13,154	$115,922
Cash Flows from Investing Activities
Investments purchased	(628,331)	(608,538)
Investments sold	180,641	353,781
Investments called or matured	469,041	340,321
Net change in short-term investments	(59,088)	(45,612)
Net property and equipment purchased	(11,073)	(2,507)
Investment in CBIC	—	(135,900)
Net cash used in investing activities	$(48,810)	$(98,455)

Cash Flows from Financing Activities
Cash dividends paid	$(19,940)	$(18,757)
Stock option plan share issuance	4,842	4,754
Excess tax benefit from exercise of stock options	871	3,160
Treasury shares purchased	—	(6,624)
Net cash used in financing activities	$(14,227)	$(17,467)

Net decrease in cash	(49,883)	—
Cash at the beginning of the period	81,184	—
Cash at September 30	$31,301	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2012 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the period.  These estimates are inherently subject to change and actual results could differ significantly from these estimates.

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

All comparative period information presented has been revised to reflect changes due to our adoption of this guidance.  Comparative period information for the third quarter of 2011 has been revised to reflect changes resulting from our retrospective adoption of the new accounting standard. The third quarter of 2011 was a period in which premium and business were expanding. As a result, the application of the new standard resulted in a $3.2 million increase in policy acquisition costs recognized in the revised third quarter of 2011 and a corresponding 2.2 point increase to our revised combined ratio. The revised net earnings decreased by $2.1 million, or $0.10 per share.  For the nine month period ended September 30, 2011, the application of the new standard resulted in a $5.0 million increase to policy acquisition costs, a 1.3 point increase to our combined ratio, and a $3.2 million, or $0.15 per share, decrease to net earnings. From a current year perspective, the impact of applying the new standard to the third quarter of 2012 resulted in an increase of approximately $0.3 million in policy acquisition costs recognized, which decreased net earnings by $0.01 per share. For the nine month period ended September 30, 2012, policy acquisition costs recognized have increased $3.8 million, which decreased net earnings by $0.12 per share. Going forward the impact of this new standard will vary based on expansion or contraction, as well as changes in mix of business.

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

We adopted ASU 2011-08 on January 1, 2012.  The adoption did not have an impact on our financial statements.  There have been no triggering events that would suggest possible impairment or that it is more-likely-than-not that the fair values of the reporting units related to our goodwill are less than their carrying amounts.  We utilized the new guidance during our annual impairment testing in the second quarter of 2012.

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

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted.  Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired.  The portion of goodwill which relates solely to our surety segment totaled $26.2 million at September 30, 2012 and December 31, 2011 and is included in the total goodwill and intangibles on the balance sheet of $59.8 million at September 30, 2012 and $60.5 million at December 31, 2011.  Annual impairment testing was performed during the second quarter of 2012.  Based upon this review, this asset was not impaired.  In addition, as of September 30, 2012, there were no triggering events that had occurred that would suggest an updated review was necessary.

The remaining $33.6 million of goodwill and intangibles relates to both our casualty and surety segments, in connection with the purchase of CBIC in April 2011.  Goodwill attributable to our casualty and surety segments totaled $5.3 million and $15.1 million, respectively.  An indefinite-lived intangible asset in the amount of $8.8 million was also recorded in connection with the CBIC acquisition. Annual impairment testing was performed on each of the goodwill and indefinite-lived intangible assets in the second quarter of 2012.  Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2012, there were no triggering events that had occurred that would suggest an updated review was necessary.

Intangible assets with definite lives are amortized against future operating results.  Amortization of intangible assets was $0.2 million for the third quarter of 2012, and $0.7 million for the nine months ended September 30, 2012. In addition to these assets, the acquisition of CBIC resulted in a value of business acquired (VOBA) asset, which is also being amortized.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2012			Ended September 30, 2011
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$25,463	21,218	$1.20	$23,969	21,089	$1.14
Effect of Dilutive Securities
Stock Options	—	268		—	246

Diluted EPS
Income available to common shareholders	$25,463	21,486	$1.19	$23,969	21,335	$1.12

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2012			Ended September 30, 2011
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$78,249	21,207	$3.69	$96,667	21,063	$4.59
Effect of Dilutive Securities
Stock options	—	312		—	261

Diluted EPS
Income available to common shareholders	$78,249	21,519	$3.64	$96,667	21,324	$4.53

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

Available-for-Sale Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2012 and December 31, 2011 were as follows:

Available-for-sale

(in thousands)

	9/30/2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$19,632	$182	$—	$19,814
Corporates	543,236	48,063	(229)	591,070
Mortgage-backed	253,610	18,665	—	272,275
ABS/CMO*	82,752	4,949	—	87,701
Non-U.S. govt. & agency	8,408	880	—	9,288
U.S. government	16,359	393	—	16,752
States, political subdivisions and revenues	418,092	18,022	(45)	436,069
Total Fixed Income	$1,342,089	$91,154	$(274)	$1,432,969

Equities	$254,428	$148,720	$(1,049)	$402,099

Available-for-sale

(in thousands)

	12/31/2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agencies	$112,975	$844	$—	$113,819
Corporates	439,079	31,640	(3,619)	467,100
Mortgage-backed	233,134	15,852	—	248,986
ABS/CMO*	54,325	2,628	—	56,953
Non-U.S. govt. & agency	6,403	294	—	6,697
U.S. government	15,721	459	(8)	16,172
States, political subdivisions and revenues	224,091	12,517	(18)	236,590
Total Fixed Income	$1,085,728	$64,234	$(3,645)	$1,146,317

Equities	$269,400	$121,833	$(2,544)	$388,689

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2012:

	9/30/2012
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$25,304	$25,393
Due after one year through five years	127,050	133,778
Due after five years through 10 years	662,829	714,560
Due after 10 years	190,544	199,262
Mtge/ABS/CMO*	336,362	359,976
Total available-for-sale	$1,342,089	$1,432,969

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at September 30, 2012 and December 31, 2011 were as follows:

Held-to-maturity

(in thousands)

9/30/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$10,071	$135	$—	$10,206
Corporates	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,653	87	—	1,740
Total Fixed Income	$11,724	$222	$—	$11,946

Held-to-maturity

(in thousands)

	12/31/2011
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agencies	$243,571	$1,085	$—	$244,656
Corporates	15,000	—	(464)	14,536
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
States, political subdivisions and revenues	1,655	134	—	1,789
Total Fixed Income	$260,226	$1,219	$(464)	$260,981

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of September 30, 2012:

	9/30/2012
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,992	$3,065
Due after one year through five years	652	727
Due after five years through 10 years	—	—
Due after 10 years	8,080	8,154
Mtge/ABS/CMO*	—	—
Total held-to-maturity	$11,724	$11,946

*Mortgage-backed, asset-backed & collateralized mortgage obligations

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.  The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2012 and December 31, 2011. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position.  As of September 30, 2012 and December 31, 2011, unrealized losses, as shown in the following tables, were less than 1% of total invested assets.  Unrealized losses have decreased in 2012, as equity markets have increased while the market value of our fixed income securities has increased as interest rates have decreased during the year.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2012

(dollars in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S. Agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Non-U.S. govt. & agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO*
Fair value	$27	$—	$27
Cost or Amortized Cost	27	—	27
Unrealized Loss	—	—	—

Corporate
Fair value	$22,504	$3,760	$26,264
Cost or Amortized Cost	22,536	3,957	26,493
Unrealized Loss	(32)	(197)	(229)

States, political subdivisions and revenues
Fair value	$20,530	$—	$20,530
Cost or Amortized Cost	20,575	—	20,575
Unrealized Loss	(45)	—	(45)

Subtotal, debt securities
Fair value	$43,061	$3,760	$46,821
Cost or Amortized Cost	43,138	3,957	47,095
Unrealized Loss	(77)	(197)	(274)

Common Stock
Fair value	$21,425	$—	$21,425
Cost or Amortized Cost	22,474	—	22,474
Unrealized Loss	(1,049)	—	(1,049)

Total
Fair value	$64,486	$3,760	$68,246
Cost or Amortized Cost	65,612	3,957	69,569
Unrealized Loss	(1,126)	(197)	(1,323)

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

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2012 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings.  The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$47,095	$46,821	$(274)	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$47,095	$46,821	$(274)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts.  We had a cash balance of $31.3 million at the end of the third quarter, compared to $81.2 million at the end of 2011. Short-term investments are carried at cost, which approximates fair value.  The balance at September 30, 2012 was $82.2 million compared to $23.9 million at December 31, 2011.

Evaluating Investments for OTTI

The fixed income portfolio contained 22 securities in an unrealized loss position as of September 30, 2012. The $0.3 million in associated unrealized losses for these 22 securities represents less than 0.1% of the fixed income portfolio’s cost basis. Of these 22 securities, two have been in an unrealized loss position for 12 consecutive months or longer and these collectively represent $0.2 million in unrealized losses.  The unrealized losses on these two securities are primarily due to high liquidity premiums and wide bid/ask differentials.  We believe the amortized cost of these two securities is fully recoverable under current assumptions.  All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.  GAAP guidance requires any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more-likely-than-not to be required to sell be recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our monitoring and analysis, our fixed income portfolio contains high quality bonds and we believe we will recover the amortized cost basis of these securities.  We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.  There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of September 30, 2012, we held seven common stock positions that were in unrealized loss positions. Unrealized losses on these securities totaled $1.0 million. Based on our analysis, we believe these securities will recover in a reasonable period of time and we have the intent and ability to hold these securities until recovery.  Of the seven common stock positions that were in an unrealized loss position, none have been in an unrealized loss position for 12 consecutive months or longer.

While no securities were considered to be other-than-temporarily impaired during the third quarter, we recognized $1.2 million in other-than-temporary impairment charges during the second quarter of 2012. All of these OTTI losses were on equity securities we no longer had the intent to hold, and were subsequently sold during the third quarter. Comparatively, we recognized $0.3 million in OTTI losses on equity securities during the first nine months of 2011.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mortgage-backed	$—	$7	$—	$7
ABS/CMO*	—	—	—	—
U.S. Government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. Agencies	$—	$19,814	$—	$19,814
Corporates	—	591,070	—	591,070
Mortgage-backed	—	272,275	—	272,275
ABS/CMO*	—	87,701	—	87,701
Non-U.S. govt. & agency	—	9,288	—	9,288
U.S. Government	—	16,752	—	16,752
States, political subdivisions and revenues	—	436,069	—	436,069
Equities	402,099	—	—	402,099
Total available-for-sale securities	$402,099	$1,432,969	$—	$1,835,068
Total	$402,099	$1,432,976	$—	$1,835,075

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
($ in 000s)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporates	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. Government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. Agencies	$—	$113,819	$—	$113,819
Corporates	—	467,100	—	467,100
Mortgage-backed	—	248,986	—	248,986
ABS/CMO*	—	56,953	—	56,953
Non-U.S. govt. & agency	—	6,697	—	6,697
U.S. Government	—	16,172	—	16,172
States, political subdivisions and revenues	—	236,590	—	236,590
Equities	388,689	—	—	388,689
Total available-for-sale securities	$388,689	$1,146,317	$—	$1,535,006
Total	$388,689	$1,146,324	$—	$1,535,013

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period and nine-month periods ended September 30, 2012.

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 797,900 stock options under the LTIP, including 292,900 thus far in 2012.

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

The following tables summarize option activity for the periods ended September 30, 2012 and 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	292,900	$68.46
Options exercised	(63,721)	$40.29		$1,966
Options canceled/forfeited	(3,120)	$45.84
Outstanding options at September 30, 2012	1,506,925	$48.26	5.32	$28,385
Exercisable options at September 30, 2012	738,945	$40.78	4.33	$19,125

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	1,524,982	$41.32
Options granted	254,450	$58.97
Options exercised	(422,457)	$33.34		$11,220
Options canceled/forfeited	(24,350)	$45.84
Outstanding options at September 30, 2011	1,332,625	$47.14	5.96	$21,910
Exercisable options at September 30, 2011	628,725	$43.62	5.07	$12,551

The majority of our options are granted annually at our regular board meeting in May. Thus far in 2012, 292,900 options were granted with an average exercise price of $68.46 and an average fair value of $13.13.  We recognized $0.9 million of expense in the third quarter of 2012, and $2.7 million in the first nine months of 2012, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2012, and $0.9 million in the first nine months of 2012, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.7 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the third quarter of 2011, and $2.6 million in the first nine months of 2011. We recorded a tax benefit of $0.3 million in the third quarter of 2011, and $0.9 million in the first nine months of 2011, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2012	2011
Weighted-average fair value of grants	$13.13	$12.97
Risk-free interest rates	0.90%	2.22%
Dividend yield	1.93%	1.89%
Expected volatility	25.64%	25.67%
Expected option life	5.39 years	5.50 years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2012	2011	2012	2011
Casualty	$68,194	$60,626	$197,409	$173,937
Property	54,741	59,226	151,581	148,015
Surety	27,008	26,700	79,817	71,477

Net premiums earned	$149,943	$146,552	$428,807	$393,429

Net investment income	14,221	15,954	44,340	47,437
Net realized gains (losses)	5,481	(177)	16,233	14,345

Total consolidated revenue	$169,645	$162,329	$489,380	$455,211

	NET EARNINGS		NET EARNINGS
	2012	2011	2012	2011
Casualty	$10,806	$22,265	$22,409	$53,645
Property	(310)	(1,813)	11,317	15,653
Surety	8,034	1,072	21,368	15,263

Net underwriting income	$18,530	$21,524	$55,094	$84,561

Net investment income	14,221	15,954	44,340	47,437
Net realized gains (losses)	5,481	(177)	16,233	14,345
General corporate expense and interest on debt	(3,611)	(3,107)	(10,438)	(10,100)
Equity in earnings of unconsolidated investee	1,859	713	8,928	7,215

Total earnings before income taxes	$36,480	$34,907	$114,157	$143,458
Income tax expense	11,017	10,938	35,908	46,791

Total net earnings	$25,463	$23,969	$78,249	$96,667

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2012	2011	2012	2011

Casualty
General liability	$21,556	$20,693	$63,449	$63,817
Commercial and personal umbrella	17,430	15,825	50,337	47,110
Commercial transportation	8,583	8,326	25,252	25,843
P&C package business	7,479	6,126	21,334	10,235
Executive products	3,914	3,716	11,666	10,901
Professional services	7,386	3,655	19,704	8,416
Specialty programs	540	948	1,878	3,377
Other	1,306	1,337	3,789	4,238
Total	$68,194	$60,626	$197,409	$173,937

Property
Commercial property	$18,640	$20,295	$55,285	$60,894
Marine	14,026	13,544	44,591	38,865
Crop reinsurance	9,876	14,873	15,992	22,207
Property reinsurance	6,826	6,087	20,193	14,456
Other property	5,373	4,427	15,520	11,593
Total	$54,741	$59,226	$151,581	$148,015

Surety
Miscellaneous	$10,026	$9,923	$29,600	$24,947
Contract	6,835	6,901	19,507	17,274
Commercial	5,574	5,387	16,536	15,770
Oil and Gas	4,573	4,489	14,174	13,486
Total	$27,008	$26,700	$79,817	$71,477

Grand Total	$149,943	$146,552	$428,807	$393,429

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

During the second quarter of 2011, we began our integration of CBIC operations and personnel into the normal operations of our company and our fair value analysis on CBIC’s opening balance sheet.  The unaudited condensed consolidated interim financial statements include CBIC’s results of operations for the nine-month period ended September 30, 2012 and its assets and liabilities as of September 30, 2012. Comparative period information includes results of operations for the five-month period subsequent to acquisition and assets and liabilities as of September 30, 2011.

Goodwill of $20.4 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, was recorded.  In addition, $14.5 million of separately identifiable intangible assets resulting from the valuations of trade name, insurance licenses, acquired software and agency-related relationships have been recognized ($13.2 million net of related amortization as of September 30, 2012).  The valuation of insurance policies in force, including the value of business acquired (VOBA), was $10.8 million at acquisition.  VOBA is included within deferred policy acquisition costs on our consolidated balance sheet.  This asset is amortized as the corresponding unearned premium (UEP) acquired ($29.5 million) is earned as revenue.  As of September 30, 2012, 95 percent of the UEP acquired had been earned as revenue.  As a result, a similar percentage of VOBA was amortized to expense.  At September 30, 2012, $1.5 million of the UEP acquired remained, as does $0.8 million of VOBA.

During the third quarter of 2012, CBIC contributed $14.4 million of gross premiums written. Premiums of $8.4 million impacted the casualty segment with the remaining $6.0 million attributable to the surety segment.  CBIC contributed pretax earnings of $5.1 million, which included underwriting income of $4.1 million and net investment income of $1.0 million. Results included favorable reserve development on prior years’ loss reserves which totaled $4.2 million.  For the nine months ended September 30, 2012, CBIC generated an underwriting income of $8.9 million and net investment income of $3.1 million.

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

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through four insurance companies. RLI Insurance Company, our principal subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Insurance Company, writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. RIC also has authority to write fidelity and surety in North Carolina.  Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Insurance Company, has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.  We are an Illinois corporation that was organized in 1965.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and, in the state of Hawaii, select personal lines policies. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign exposures.  Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

Combined ratio

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned.  All items included in these components of the combined ratio are presented in our GAAP financial statements.  The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2012, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. We believe our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of September 30, 2012.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Consolidated revenues, as displayed in the table that follows, totaled $489.4 million for the first nine months of 2012 compared to $455.2 million for the same period in 2011.

	For the Nine-Month Periods
	Ended September 30,
	2012	2011
Consolidated revenues (in thousands)
Net premiums earned	$428,807	$393,429
Net investment income	44,340	47,437
Net realized investment gains	16,233	14,345
Total consolidated revenue	$489,380	$455,211

Consolidated revenue for the first nine months of 2012 increased $34.2 million, or 8%, from the same period in 2011, as net premiums earned for the Group increased 9% from 2011 levels. All three segments showed growth from 2011 primarily as a result of new product initiatives and positive pricing trends in the market.  The acquisition of CBIC added $37.3 million in net premiums earned in the first nine months of 2012, an increase of $17.4 million from the same period in 2011.  CBIC contributed nine months of revenue in 2012 compared to the five months subsequent to acquisition in 2011.  Net investment income declined 7% to $44.3 million on lower reinvestment rates and a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives.  We realized net investment gains of $16.2 million in the first nine months of 2012, compared to $14.3 million during the same period of 2011.  Realized gains for 2012 include a second quarter $1.2 million OTTI write-down on a portion of the equity portfolio.

Net after-tax earnings for the first nine months of 2012 totaled $78.2 million, $3.64 per diluted share, compared to $96.7 million, $4.53 per diluted share for the same period in 2011.  Both periods benefited from underwriting income that was bolstered by favorable reserve development. In 2012, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $58.4 million.  Partially offsetting the favorable development was $15.0 million in spring storm losses, and $5.0 million in losses from Hurricane Isaac.  In addition, drought conditions across the United States resulted in adverse loss experience on the 2012 crop reinsurance year. From a comparative standpoint, results for 2011 included $92.0 million of favorable development on prior years’ loss reserves, which was partially offset by $13.0 million in spring storm losses, $6.5 million in losses on Hurricane Irene, and $1.0 million in reserves that were established for the losses associated with the Japan earthquake and tsunami, primarily on marine coverages.  Results for 2011 were also impacted by $4.8 million of adverse current year loss experience on contract surety and marine coverages. Bonus and profit sharing-related expenses associated with these specific items totaled $4.8 million in 2012 and $8.2 million in 2011. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses.  Bonuses earned by executives, managers and associates are predominately influenced by corporate performance, principally operating earnings and return on capital.

During the first nine months of 2012, equity in earnings of unconsolidated investee totaled $8.9 million from Maui Jim, Inc. (Maui Jim).  This result was $1.7 million higher than results for the same period last year, due to increased sales and improved foreign exchange results.

Results for the first nine months of 2012 included pretax net realized investment gains of $16.2 million, compared to $14.3 million for the same period last year. Net gains for 2012 include losses associated with the impairments of a long-lived asset and second quarter other-than-temporary impairment losses totaling $4.8 million.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $116.0 million, $5.39 per diluted share, for the first nine months of 2012, compared to $90.3 million, $4.24 per diluted share, for the same period in 2011.  Unrealized gains, net of tax, for the first nine months of 2012 were $37.7 million, compared to unrealized losses, net of tax, of $6.3 million for the same period in 2011.  Current asset allocation strategies have focused on high quality fixed income securities within our target duration.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 12% to $601.8 million for the first nine months of 2012. All three segments posted growth in premium writings, driven by expansion efforts and new product initiatives coupled with improved pricing on select lines. Primary and reinsurance pricing continue to exhibit signs of stabilizing with increased pricing on select lines. Underwriting income for the Group decreased to $55.1 million for the first nine months of 2012 compared to $84.6 million in 2011. Both periods were impacted by similar amounts of hurricane and spring storm losses. The result for 2012, however, included a reduced benefit for favorable development on prior year loss and hurricane reserves. Favorable development for the first nine months of 2012 totaled $58.4 million, compared to $92.0 million for the same period in 2011. The GAAP combined ratio totaled 87.1 in 2012, compared to 78.5 in 2011. The Group’s loss ratio increased to 45.1, from 36.1, while the Group’s expense ratio decreased to 42.0 from 42.4. Bonus and profit sharing-related expenses related to the favorable development totaled $4.8 million in 2012, down from $8.2 million in 2011.

	For the Nine-Month Periods
	Ended September 30,
	2012	2011
Gross premiums written (in thousands)
Casualty	$288,652	$239,083
Property	226,382	218,555
Surety	86,750	80,203
Total	$601,784	$537,841

Underwriting income (in thousands)
Casualty	$22,409	$53,645
Property	11,317	15,653
Surety	21,368	15,263
Total	$55,094	$84,561

Combined ratio
Casualty	88.6	69.2
Property	92.6	89.4
Surety	73.2	78.7
Total	87.1	78.5

Casualty

Gross premiums written for the casualty segment totaled $288.7 million for the first nine months of 2012, an increase of $49.6 million, or 21%, from the same period last year, due to the acquisition of CBIC, growth in existing products and moderate price improvements.  CBIC contributed $26.2 million of gross premiums written to the casualty segment.  Growth within the segment continues despite an ongoing soft pricing environment and weak economy, though these obstacles exist to lesser degree than in recent quarters.  General liability, our largest casualty product, recorded gross premiums written of $71.0 million, an increase of $3.1 million, or 5%, from the same period last year.  Commercial umbrella recorded gross premiums written of $39.6 million, an increase of $20.3 million, or 105%, from the same period last year, as our existing general liability policies have generated increased opportunities to write umbrella coverages.  Our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional coverages to its target market, posted $30.7 million in gross premiums written during the first nine months of 2012, up $7.5 million, or 33%, from the same period last year. In addition, our executive products group contributed $30.4 million of gross premiums written, an increase of 3% from the same period last year and transportation totaled $36.1 million for 2012, an increase of 12%.

In total, the casualty segment recorded underwriting income of $22.4 million, compared to $53.6 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves.  Products with favorable prior year development in 2012 included general liability, commercial umbrella, personal umbrella, and specialty programs. Due to positive emergence, during the first nine months of 2012, we released reserves, improving the segment’s underwriting results by $35.9 million.  From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2011). Loss trends on shorter-tail casualty products, such as personal umbrella and specialty programs, remained favorable, and general liability has also continued to trend favorably.  From a comparative standpoint, results for 2011 included $68.9 million of favorable loss experience on prior accident years, primarily for general liability, commercial and personal umbrella, transportation, specialty programs and executive products.

Overall, the combined ratio for the casualty segment was 88.6 for 2012 compared to 69.2 in 2011. The segment’s loss ratio was 51.7 in 2012 compared to 30.9 in 2011, driven by product mix and the lower amount of favorable development on prior accident years’ reserves. The expense ratio for the casualty segment was 36.9 for the first nine months of 2012 compared to 38.3 for the same period of 2011. This decrease is due largely to lower bonus and profit sharing expenses associated with the reduced favorable reserve development in 2012.

Property

Gross premiums written for the Group’s property segment totaled $226.4 million for the first nine months of 2012, an increase of $7.8 million, or 4%, from the same period last year.  The increase is attributable to recent product launches as well as growth in some of our mature products.  The property reinsurance program contributed $29.6 million in gross premiums written in the period, up 9%, or $2.5 million, from the same period last year.  We also saw slight growth in our crop reinsurance product, which increased 1% from the same period last year to $35.5 million in gross premiums written for the year. However, on a net basis, crop business decreased by $10.5 million, or 30%, as our share in the existing agreement decreased from a 6% share to a 4% share, and an additional reinsurance contract resulted in us retroceding 67% of the premiums and losses on the 2012 crop reinsurance year to another reinsurance partner.  One of our more mature products, marine, also grew in the first nine months of 2012.  Gross premiums written for our marine division totaled $48.9 million for the first nine months of 2012, an increase of $1.8 million, or 4%, from the same period in 2011 due largely to growth in premiums from our inland marine product. Additional growth in the first nine months of 2012 was attributable to our fire and difference-in-conditions (DIC) products, which increased gross premiums written by $0.8 million and $0.5 million, respectively, from the same period in 2011.

Underwriting income for the segment was $11.3 million for the first nine months of 2012, compared to $15.7 million for the same period in 2011.  Results for 2012 reflected $12.9 million of favorable development on prior years’ loss and hurricane reserves, primarily on marine, fire and property reinsurance coverages.  This included reserves established for claims associated with hurricanes in 2005, 2008 and 2011, as well as 2011 spring storms.  Also included in this favorable development is $3.0 million of favorable development on prior year crop business.  Final settlement of the 2011 crop treaty year will occur in the fourth quarter of 2012.  Offsetting this favorable development on prior year crop business was adverse loss experience on the 2012 crop reinsurance year, related to drought conditions across the United States.  Results for 2012 have also been impacted by $5.0 million in reserves established for Hurricane Isaac, and $15.0 million in reserves established for spring storm losses, concentrated in our fire product.  Current accident year losses from our inland marine and cargo lines further impacted 2012 results by $2.6 million.  In response to these losses, action to increase prices on these lines has been initiated, with us exiting accounts which remain unprofitable despite these actions.  From a comparative standpoint, results for 2011 reflected $15.3 million of favorable development on prior years’ loss reserves, primarily on marine and DIC coverages (favorable settlement of a final claim for the Northridge earthquake), and crop business.  Offsetting this favorable development slightly were increased reserves associated with 2005 and 2008 hurricanes, and the Japan earthquake and tsunami.  The combined effect of these reserve changes was $3.7 million.  Results for 2011 also reflect losses on Hurricane Irene and spring storms, of $6.0 million and $13.0 million, respectively, and $2.4 million of adverse current year development on marine yacht coverages.  During 2012, we exited the marine yacht business due to adverse loss experience.

Segment results for 2012 translated into a combined ratio of 92.6, compared to 89.4 for the same period last year. The segment’s loss ratio was 55.7 in 2012 compared to 54.4 in 2011. From an expense standpoint, the segment’s expense ratio increased slightly to 36.9 for 2012 from 35.0 for 2011.

Surety

The surety segment recorded gross premiums written of $86.8 million for the first nine months of 2012, an increase of $6.5 million, or 8%, from the same period last year.  CBIC contributed $5.6 million of the premium growth in the surety segment, posting $16.6 million of gross premiums written for the period. In addition, premium growth was experienced within the Group’s existing miscellaneous product, while the existing energy product was down slightly. The segment recorded underwriting income of $21.4 million, compared to $15.3 million for the same period last year. Results for 2012 included net favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $9.4 million.  From a comparative standpoint, 2011 results include favorable loss development which improved the segment’s underwriting results by $7.8 million. Partially offsetting this favorable development in 2011 was a $2.4 million increase in IBNR reserves related to adverse current year loss experience on contract surety, which was largely due to claims against a single risk.

The combined ratio for the surety segment totaled 73.2 in 2012, versus 78.7 for the same period in 2011.  The segment’s loss ratio was 8.8 for 2012, compared to 11.0 for 2011, due largely to greater benefits in the current year related to favorable development on prior year reserves. From an expense standpoint, the segment’s expense ratio decreased slightly to 64.4 for 2012 from 67.7 for 2011.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2012, net investment income decreased 6.5% from that reported for the same period in 2011. Both lower reinvestment rates and a higher allocation to tax-exempt municipals contributed to the decline in investment income. Because of their tax preference, municipals typically trade with lower nominal yields than taxable alternatives.

	9/30/2012		12/31/2011
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,444,700	73.7%	$1,406,550	74.0%
Equity securities	402,099	20.5%	388,689	20.5%
Cash and short-term investments	113,503	5.8%	105,049	5.5%
Total	$1,960,302	100.0%	$1,900,288	100.0%

Our current equity allocation represents 21% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average annual yields on our fixed income investments (excluding short-term investments) for the first nine months of 2012 and 2011 were as follows:

	2012	2011
Pretax Yield
Taxable	3.99%	4.22%
Tax-Exempt	3.16%	3.64%
After-tax yield
Taxable	2.59%	2.74%
Tax-Exempt	2.99%	3.45%

The fixed income portfolio increased by $38.1 million in the first nine months of 2012.  The increase is mainly due to positive market performance as interest rates have declined.  This portfolio had a tax-adjusted total return on a mark-to-market basis of 5.7%.  Average fixed income duration was 4.9 at September 30, 2012, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $13.4 million during the first nine months of 2012, to $402.1 million, and had a total return of 12.3% through September 30, 2012.

We recognized a total of $16.2 million in net realized gains in the first nine months of 2012, compared to net realized gains of $14.3 million in the first nine months of 2011.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2012, including fair value, cost basis, and unrealized gains and losses.

	9/30/2012
	Cost		Unrealized			Unrealized
	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
	(dollars in thousands)
Consumer Discretionary	$20,429	$33,574	$13,145	$—	$13,145	64.3%
Consumer Staples	18,364	37,948	19,584		19,584	106.6%
Energy	12,773	28,597	15,824		15,824	123.9%
Financials	29,526	39,604	10,320	(242)	10,078	34.1%
Healthcare	10,517	24,393	13,876		13,876	131.9%
Industrials	21,652	36,615	14,963		14,963	69.1%
Materials	6,324	10,302	3,978		3,978	62.9%
Information Technology	22,363	30,123	7,918	(158)	7,760	34.7%
Telecommunications	10,053	17,858	8,412	(607)	7,805	77.6%
Utilities	48,449	70,166	21,759	(42)	21,717	44.8%
ETF	53,978	72,919	18,941		18,941	35.1%
	$254,428	$402,099	$148,720	$(1,049)	$147,671	58.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities.  As of September 30, 2012, we had $437.8 million in municipal securities.  As of September 30, 2012, approximately 28% of our municipal bond portfolio maintains an ‘AAA’ rating, and 98% of our municipal bond portfolio maintains an ‘AA’ or better rating.  The entire municipal bond portfolio is rated at least ‘A’ or better.  At December 31, 2011, approximately 95% of our municipal bond portfolio held an ‘AA’ or better rating, while 100% were rated ‘A’ or better.

INCOME TAXES

Our effective tax rate for the first nine months of 2012 was 31% compared to 33% for the same period in 2011.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first nine months of 2012 was lower due to an increase in tax-favored investment income relative to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2012 and 2011 as a result of the following:

	2012		2011
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$39,955	35%	$50,210	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,157)	-2%	(1,809)	-1%
Dividends received deduction	(1,842)	-2%	(1,370)	-1%
Dividends paid deduction	(538)	0%	(500)	0%
Other items, net	490	0%	260	0%

Total tax expense	$35,908	31%	$46,791	33%

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Consolidated revenues, as displayed in the table that follows, totaled $169.6 million for the third quarter of 2012 compared to $162.3 million for the same period in 2011.

	For the Three-Month Periods
	Ended September 30,
	2012	2011
Consolidated revenues (in thousands)
Net premiums earned	$149,943	$146,552
Net investment income	14,221	15,954
Net realized investment gains (losses)	5,481	(177)
Total consolidated revenue	$169,645	$162,329

Consolidated revenue for the third quarter of 2012 increased $7.3 million, or 5%, from the same period in 2011.  Net premiums earned for the Group increased 2% for the quarter, led by growth in our casualty segment.  Our acquisition of CBIC added $13.0 million in the third quarter of 2012, up $1.0 million from the third quarter of 2011.  CBIC contributed three months of revenue in both 2012 and 2011.  Net investment income decreased 11% to $14.2 million due to lower reinvestment rates and increased allocation to tax-exempt municipal securities.  Net realized investment gains, totaled $5.5 million in the third quarter of 2012, compared to net realized investment losses of $0.2 million in 2011.

Net after-tax earnings for the third quarter of 2012 totaled $25.5 million, $1.19 per diluted share, compared to $24.0 million, $1.12 per diluted share, for the same period in 2011.  In the third quarter of 2012, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $20.5 million.  Partially offsetting the prior year favorable development was $5.0 million in losses from Hurricane Isaac, and $1.3 million of additional losses from 2012 spring storms.  In addition, widespread drought conditions resulted in $3.6 million of adverse current accident year loss experience on multi-peril crop business, which further offset favorable development. Comparatively, in the third quarter of 2011, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $31.4 million, partially offset by $6.5 million in Hurricane Irene losses, and $4.8 million of adverse current year loss experience on contract surety and marine coverages.

During the third quarter of 2012, equity in earnings of unconsolidated investee totaled $1.9 million from Maui Jim.  This result was $1.2 million higher than results for the same period last year, due to increased sales and improved foreign exchange results.

Results for the third quarter of 2012 included pretax net realized investment gains of $5.5 million, compared to net realized investment losses of $0.2 million, for the same period last year. Realized gains are taxed at the statutory rate of 35%.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $46.5 million, $2.16 per diluted share, for the third quarter of 2012, compared to $9.6 million, $0.45 per diluted share, for the same period in 2011. Unrealized gains, net of tax, for the third quarter of 2012 were $21.0 million, compared to unrealized losses, net of tax, of $14.3 million for the same period in 2011.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 6% to $195.9 million for the third quarter of 2012 from $184.0 million in the third quarter of 2011.  The casualty segment posted growth in premium writings, while property and surety were flat.  Growth was driven by expansion efforts and new product initiatives coupled with improved pricing on select lines.  Primary and reinsurance pricing continue to show signs of stabilizing with increased pricing on select lines.  Underwriting income for the Group decreased $3.0 million to $18.5 million for the third quarter of 2012.  Both periods were impacted by similar amounts of hurricane and spring storm losses.  The result for 2012, however, included a reduced benefit for favorable development on prior year loss and hurricane reserves.  Favorable development for the third quarter of 2012 totaled $20.5 million, compared to $31.4 million for the same period in 2011.  The GAAP combined ratio totaled 87.7 in 2012 and 85.3 in 2011.

	For the Three-Month Periods
	Ended September 30,
	2012	2011
Gross premiums written (in thousands)
Casualty	$99,970	$87,921
Property	65,321	64,849
Surety	30,591	31,252
Total	$195,882	$184,022

Underwriting income (loss) (in thousands)
Casualty	$10,806	$22,265
Property	(310)	(1,813)
Surety	8,034	1,072
Total	$18,530	$21,524

Combined ratio
Casualty	84.2	63.2
Property	100.6	103.0
Surety	70.3	96.0
Total	87.7	85.3

Casualty

Gross premiums written for the casualty segment increased 14%, totaling $100.0 million for the third quarter of 2012, compared to $87.9 million from the same period last year, due to growth in existing products and moderate price improvements.  Commercial umbrella recorded gross premiums written of $14.1 million, an increase of $7.8 million, or 122%, from the same period last year. A majority of this growth was from increased opportunities to write umbrella over our existing general liability policies.  Our professional services product, which was launched in 2009 to provide professional liability coverage for design professionals and which now offers additional coverages to its target market, posted $11.6 million in gross premiums written during the third quarter of 2012, up $2.4 million, or 26%, from the same period last year.  CBIC expansion efforts contributed $8.4 million of gross premiums written to the casualty segment for the three-month period, up 11% from the prior year period.  In addition, transportation recorded gross premiums written of $14.4 million for the third quarter of 2012, up $1.9 million, or 15% from the same period last year.

In total, the casualty segment recorded underwriting income of $10.8 million, compared to $22.3 million for the same period last year.  Both periods included favorable development on prior years’ loss reserves, but the impact in 2011 was $15.3 million greater than in 2012.  Products with favorable development in 2012 included general liability, commercial umbrella, personal umbrella, and specialty programs. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2011 and 2006-2008). Due to positive emergence, during the third quarter of 2012, we released reserves which improved the segment’s underwriting results by $13.5 million.  From a comparative standpoint, results for 2011 included $28.8 million of favorable loss experience on prior accident years, primarily for general liability, commercial umbrella, transportation, and specialty programs.

Overall, the combined ratio for the casualty segment was 84.2 for 2012 compared to 63.2 in 2011. The segment’s loss ratio was 47.4 in 2012 compared to 24.4 in 2011.  The increase is due largely to the aforementioned higher amount of favorable development in 2011 on prior accident years.  Offsetting this increase, however, current accident year loss ratio estimates for certain lines improved during the quarter, and served to lower the 2012 third quarter current accident year loss ratio by four points.  The expense ratio for the casualty segment was 36.8 for the third quarter of 2012 compared to 38.8 for the same period of 2011.  Bonus and profit sharing-related expenses related to the favorable development totaled $0.6 million in 2012, down from $1.4 million in 2011, which contributed to the slight decrease in the segment’s expense ratio.

Property

Gross premiums written for the Group’s property segment totaled $65.3 million for the third quarter of 2012, flat from the same period last year.  While flat at the segment level, premium growth was achieved on select lines, largely amongst our mature products.  Our fire product contributed $18.6 million in gross premiums written, an increase of $3.0 million, or 19% from the third quarter of 2011, while DIC contributed $11.9 million in premiums, a 6% increase from the same period last year. In addition, marine grew by 2% to $16.6 million in the third quarter of 2012, due largely to an increase in premiums from our inland marine product. Offsetting these, our crop business decreased from the same period last year, as did our property reinsurance program, which was down 6% from the same period last year.

Underwriting loss for the segment was $0.3 million for the third quarter of 2012, compared to a loss of $1.8 million for the same period in 2011.  Results for 2012 included $5.0 million of losses from Hurricane Isaac, and $1.3 million of increased losses related to 2012 spring storms. Also included is $3.6 million of adverse current accident year loss experience on multi-peril crop business associated with drought conditions across the United States during 2012.  Current accident year losses from our inland marine and cargo lines further impacted 2012 results by $2.6 million.  In response to these losses, action to increase prices on these lines has been initiated, with us exiting accounts which remain unprofitable despite these actions.  These losses were partially offset by $3.9 million of net favorable development on prior years’ loss and hurricane reserves, primarily on our marine, fire, and crop business. From a comparative standpoint, underwriting results for 2011 included $6.0 million of Hurricane Irene losses and $2.4 million of adverse current year development on marine yacht coverages. Partially offsetting these was $1.7 million of favorable development on prior years’ loss reserves, primarily on marine coverages.

Segment results for the third quarter of 2012 translate into a combined ratio of 100.6 compared to 103.0 for the same period last year. The segment’s loss ratio decreased to 65.6 from 73.3 in 2011.  Although both periods experienced similar amounts of hurricane and spring storm losses, 2012 was more positively impacted by favorable development on prior years’ loss reserves. From an expense standpoint, the segment’s expense ratio for the third quarter was 35.0 for 2012, compared to 29.7 in 2011. The higher expense ratio for 2012 is due to changes in mix of business and decreases in net earned premiums associated with crop reinsurance. Prior year results for the segment include a higher relative percentage of crop reinsurance business, which carries a lower expense ratio, than the current year.

Surety

The surety segment recorded gross premiums written of $30.6 million for the third quarter of 2012, a decrease of $0.7 million, or 2%, from the same period last year.  CBIC contributed $6.0 million of the premium in the surety segment, a decrease of $0.4 million from the prior year period. However, premium growth was experienced within the Group’s mid-market line, up 11%, with $7.4 million in premiums for the third quarter. The surety segment recorded underwriting income of $8.0 million, compared to $1.1 million for the same period last year. Results for 2012 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $3.2 million.  From a comparative standpoint, 2011 results included favorable loss development which improved the segment’s underwriting results by $0.9 million. Offsetting this favorable development in 2011, adverse current year loss experience on contract surety led to an increase in IBNR reserves of $2.4 million, due largely to claims against a single risk.

The combined ratio for the surety segment totaled 70.3 for the third quarter of 2012, versus 96.0 for the same period in 2011.  The segment’s loss ratio was 8.9 for 2012, compared to 24.5 for 2011, as favorable development on prior years’ reserves provided a greater positive impact to results for 2012. The expense ratio for the third quarter was 61.4 for 2012, compared to 71.5 in 2011, as cost savings resulting from the CBIC integration have begun to materialize within segment results.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net dividend and interest income of $14.2 million during the third quarter of 2012, a decrease of 10.9% from that reported for the same period in 2011.  The decline in investment income was due to lower reinvestment rates as well as a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. On an after-tax basis, investment income decreased by 6.9%.

Yields on our fixed income investments for the third quarter of 2012 and 2011 are as follows:

	3Q 2012	3Q 2011
Pretax Yield
Taxable	3.90%	4.01%
Tax-Exempt	2.79%	3.55%
After-tax yield
Taxable	2.54%	2.61%
Tax-Exempt	2.64%	3.36%

We recognized $5.5 million in realized gains in the third quarter of 2012, compared to realized losses of $0.2 million in the third quarter of 2011.  Investment gains during the quarter were taken in the normal course of rebalancing both the equity and fixed income portfolios. We did not record any realized losses associated with OTTI of securities during the third quarter of 2012.

INCOME TAXES

Our effective tax rate for the third quarter of 2012 was 30% compared to 32% for the same period in 2011.  Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the third quarter of 2012 was lower due to an increase in tax-favored investment income relative to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2012 and 2011 as a result of the following:

	2012		2011
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,768	35%	12,218	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(826)	-2%	(601)	-2%
Dividends received deduction	(624)	-2%	(498)	-1%
Dividends paid deduction	(185)	-1%	(164)	0%
Other items, net	(116)	0%	(17)	0%

Total tax expense	$11,017	30%	$10,938	32%

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2012 and 2011:

	2012	2011
	(in thousands)
Operating cash flows	$13,154	$115,922
Investing cash flows	$(48,810)	$(98,455)
Financing cash flows	$(14,227)	$(17,467)
Total	$(49,883)	$—

Cash flows from operating activities were positive for the first nine months of the current year, though considerably less than the same period in 2011. This disparity is a result of collateral that was being held on a large commercial surety account which was returned and replaced with a letter of credit, resulting in a $50.0 million cash outflow in the second quarter of the current year.  The collateral was originally received in the second quarter of 2011, thereby increasing 2011 operating cash flows by $50.0 million.  Cash outflows from investing activities during the first nine months of 2012 decreased compared to 2011 as our purchase of CBIC resulted in a higher use of cash in the prior year.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million.  The estimated fair value for the senior note at September 30, 2012 was $104.6 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2012, we had cash, short-term investments and other investments maturing within one year of approximately $110.6 million and investments of $254.1 million maturing within five years.  As of September 30, 2012, our short-term investments were held primarily in prime and government/agency funds within multiple fund families.  All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days.  Holdings within each of these funds comply with regulatory limitations. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million.  Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of September 30, 2012 and during the nine-month period ended, no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2012, our investment portfolio had a book value of $2.0 billion. Invested assets at September 30, 2012, increased by $60.0 million from December 31, 2011.

As of September 30, 2012, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agencies	$29,703	$30,020	$317	1.5%	AA
Corporates	543,236	591,070	47,834	30.1%	A
Mortgage-backed	253,616	272,282	18,666	13.9%	AA
ABS/CMO**	82,752	87,701	4,949	4.5%	AAA
Non-U.S. govt. & agency	8,408	9,288	880	0.5%	AA
U.S. government	16,359	16,752	393	0.9%	AA
States, political subdivisions and revenues	419,745	437,809	18,064	22.3%	AA
Total Fixed Income	$1,353,819	$1,444,922	$91,103	73.7%	AA

Equities	$254,428	$402,099	$147,671	20.5%

Cash and short-term investments	$113,503	$113,503	$—	5.8%

Total Portfolio	$1,721,750	$1,960,524	$238,774	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and collateralized mortgage obligations

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of September 30, 2012, our fixed income portfolio had the following rating distribution:

AAA	14.5%
AA	47.1%
A	27.3%
BBB	10.8%
NR	0.3%
Total	100.0%

As of September 30, 2012, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 630 individual issues as of September 30, 2012.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2012, we had $21.6 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations.  The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2012 we had $66.1 million in commercial mortgage backed securities (CMBS) and $272.3 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.5 percent of our investment portfolio at quarter end.

At September 30, 2012, our equity portfolio had a fair value of $402.1 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance.  In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2012, our equity portfolio had a dividend yield of 3.1% compared to 2.1% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of only 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual names and no single stock exposure greater than 2% of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2012, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $894.4 million of shareholders’ equity. Debt outstanding comprised 10.1% of total capital as of September 30, 2012.

We paid a quarterly cash dividend of $0.32 per share on September 20, 2012, the same amount as the prior quarter. We have paid dividends for 145 consecutive quarters and increased dividends in each of the last 37 years.

Dividend payments to us from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the regulatory authorities of Illinois.  The maximum dividend distribution in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Insurance Company (RLI Ins.) policyholder earned surplus as of December 31 of the preceding year or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Stand-alone net income for RLI Ins. was $139.0 million for 2011, while stand-alone policyholder earned surplus was $710.2 million. Based on the calculation of this limitation, the maximum dividend distribution that can be paid by RLI Insurance for any rolling 12-month period ending during 2012, without prior approval, would be $139.0 million, which represents RLI Insurance’s net income for 2011.  A dividend of $13.0 million was paid by RLI Insurance Company to RLI Corp. on September 24, 2012 and represents the total paid in the first nine months of 2012.  The dividend was used by RLI Corp. to support shareholder dividends, interest payments, and general operating expenses.  Dividends paid in the last three months of 2011 totaled $125.0 million which included amounts paid to RLI Corp. to support the special dividend RLI Corp. paid to its shareholders on December 20, 2011.  As a result, dividends in excess of $1.0 million prior to December 15, 2012 will require approval from the Illinois regulatory authorities.

Interest and fees on debt obligations totaled $4.5 million for the first nine months of 2012 and 2011.  As of September 30, 2012, outstanding debt balances totaled $100.0 million, the same amount outstanding at September 30, 2011.  Debt balances at the end of both quarters were comprised of $100.0 million in senior notes.  We have incurred interest expense on debt at the following average interest rates for the nine-month periods ended September 30, 2012 and 2011:

	2012	2011
Line of Credit	NA	NA
Senior Notes	6.02%	6.02%
Total Debt	6.02%	6.02%

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations.  We monitor our portfolio to ensure that credit risk does not exceed prudent levels.  We have consistently invested in high credit quality, investment grade securities.  Our fixed maturity portfolio has an average rating of “AA,” with 89% rated “A” or better by at least two nationally recognized rating organization.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010.  The repurchase program may be suspended or discontinued at any time without prior notice.  During the third quarter of 2012, no repurchases were made.  We have not repurchased shares under this program since the third quarter of 2011.  We have $87.5 million of remaining capacity from the repurchase program.

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

Date: October 29, 2012