Form 10-K
period 2012-12-31
RLI CORP
filed 2013-02-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2012, based upon the closing sale price of the Common Stock on June 30, 2012 as reported on the New York Stock Exchange, was $1,282,418,887. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 13, 2013 was 21,270,409.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 2012 Annual Report to Shareholders for the year ended December 31, 2012, are incorporated by reference into Parts I and II of this document.

Portions of the Registrant’s definitive Proxy Statement for the 2013 annual meeting of shareholders to be held May 2, 2013, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 59-60 of this document, which lists documents filed as exhibits or incorporated by reference herein.

PART I

Item 1.  Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through four insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

As a niche company with a specialty focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

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

For the year ended December 31, 2012, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages. For the year ended December 31, 2012, no other state accounted for 2 percent or more of total direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$115,661	17.0%
New York	87,248	12.8%
Florida	71,980	10.6%
Texas	53,817	7.9%
Washington	28,849	4.2%
New Jersey	24,478	3.6%
Illinois	18,648	2.7%
Louisiana	16,960	2.5%
Arizona	16,587	2.4%
Hawaii	15,631	2.3%
Pennsylvania	15,036	2.2%
All Other	214,229	31.8%

Total direct premiums	$679,124	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe (CAT) reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates, through premium volume, the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see Note 5 to our audited consolidated financial statements included in our 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

	Year Ended December 31,
(in thousands)	2012	2011	2010
PREMIUMS WRITTEN
Direct & Assumed	$784,799	$702,107	$636,316
Reinsurance ceded	(191,713)	(152,469)	(151,176)
Net	$593,086	$549,638	$485,140
PREMIUMS EARNED
Direct & Assumed	$756,721	$692,947	$647,306
Reinsurance ceded	(180,150)	(154,495)	(153,924)
Net	$576,571	$538,452	$493,382

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

Excess and Surplus Insurance Market

The excess and surplus market focuses on hard-to-place risks. Excess and surplus eligibility allows us to underwrite nonstandard market risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite.  In 2012, the excess and surplus market represented approximately $22 billion, or 4 percent, of the entire $501 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $242.5 million, or 31 percent, of our total gross premiums written in 2012.

Specialty Admitted Insurance Market

We also write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2012, our specialty admitted operations wrote gross premiums of $468.9 million, representing approximately 60 percent of our total gross premiums written for the year.

Specialty Property Reinsurance Market

We write business in the specialty property reinsurance market. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its client, another (re)insurance company. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2012, our specialty property reinsurance operations wrote gross premiums of $73.4 million, representing approximately 9 percent of our total gross written premiums for the year.

Business Segment Overview

Our segment data is derived using the guidance set forth in FASB Accounting Standards Codification (ASC) 280, “Segment Reporting.” As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management. The segments of our insurance operations are casualty, property and surety. For additional information, see Note 11 to our audited consolidated financial statements included in our 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Casualty Segment

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages in the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $85.0 million, $85.0 million and $96.6 million, or 13 percent, 14 percent and 17 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Commercial and Personal Umbrella Liability

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. In 2010, we broadened eligibility guidelines and offered certain coverage enhancements in an effort to broaden our market reach. In 2012, we experienced significant growth in sales of our commercial product to contractors, particularly in the eastern region of the country. Net premiums earned from this business totaled $68.3 million, $63.0 million and $61.4 million, or 10 percent, 10 percent and 11 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Commercial Transportation

Our transportation insurance provides automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation risks and equipment dealers, along with other types of specialty commercial automobile risks.  We also offer incidental, related insurance coverages, including general liability and excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $34.7 million, $34.1 million and $40.3 million, or 5 percent, 6 percent and 7 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

CBIC Package Business

In April 2011, we acquired CBIC and affiliated companies. Approximately half of the business written by CBIC is admitted property and casualty packages offered to small contractors (ContracPac) and other small-to-medium sized “Main Street” retail businesses. The coverages included in these packages are predominantly general liability, but also have some property/inland marine coverages as well as automobile and excess/umbrella coverage. These products are predominantly marketed through retail agents. Net premiums earned from the CBIC package business totaled $28.5 million and $16.4 million, or 4 percent and 3 percent of consolidated revenues for 2012 and 2011, respectively.

Executive Products

We provide a variety of management professional liability coverages, such as directors and officers (D&O) liability insurance, employment practices liability, fiduciary liability, and fidelity coverages for a variety of low to moderate classes of risks. We tend to focus more on smaller accounts, as opposed to the large account sector which is generally more sensitive to price competition. Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), “Side A” coverage (where corporations cannot indemnify the individual D&Os), private companies, nonprofit organizations and sole-sponsored and multi-employer fiduciary liability accounts. Our primary focus for publicly traded companies is on providing “Side A” coverage. Additionally, we have had success rounding out our portfolio by writing more fiduciary liability coverage, primary and excess D&O coverage for private companies and non-profit organizations.  In 2011, we moved our miscellaneous professional liability business to our professional services group and combined our fidelity operation with our executive products group. Net premiums earned from the executive products business totaled $17.2 million, $15.5 million and $14.5 million, or 3 percent, 3 percent and 2 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small-to-medium size design professionals. In 2011, we combined our miscellaneous professional liability business into our design professionals group to form the professional services group. This group has focused on small-to-medium sized computer, technical, design and miscellaneous professionals. We have recently expanded our product suite to these same customers by offering a full array of multi-peril package products including general liability, property, automobile, excess liability, and worker’s compensation coverages. This business primarily markets its products through specialty retail agents throughout the country. Net premiums earned from the professional services group totaled $28.0 million, $13.2 million and $6.2 million, or 4 percent, 2 percent and 1 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Other

We offer a variety of other smaller products in our casualty segment, including in-home business insurance which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We also have a number of programs that provide multiple, specialized coverages to a segmented customer base. We rely on program administrators to source these types of programs. In 2012, we expanded our offerings within the casualty segment through our newly launched security guards program. We also began offering medical malpractice coverage in 2012 with our acquisition of Rockbridge Underwriting Agency. Net premiums earned from these lines totaled $6.0 million, $9.0 million and $13.0 million, or 1 percent, 1 percent and 2 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Property Segment

Commercial

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and “difference in conditions,” which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $74.2 million, $80.7 million and $80.5 million, or 11 percent, 13 percent and 14 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Marine

Our marine coverages include cargo, hull and protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages. Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division. Net premiums earned from the marine business totaled $56.4 million, $51.7 million and $48.0 million, or 9 percent, 8 percent and 8 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Crop Reinsurance

We offer quota share crop reinsurance to crop insurers on multi-peril crop insurance (MPCI) and crop hail premium and exposure. Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils.  The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). Crop insurers also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Net premiums earned from the crop reinsurance business totaled $24.5 million, $34.9 million and $27.1 million, or 4 percent, 6 percent and 5 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Property Reinsurance

We offer facultative and other treaty property reinsurance. The division underwrites property facultative reinsurance for insurance companies utilizing reinsurance intermediaries. The facultative unit specializes in buffer-layer carve-outs, excess and surplus property risks and other technical risks, such as power generation, requiring unique underwriting expertise. Perils covered range from fire and mechanical breakdown to flood and other catastrophic events. Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division. This division also writes select specialty property treaties on a proportional basis. These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional losses. In 2011, we expanded our treaty offerings by adding a specialty treaty unit that focuses on writing quota share and excess of loss treaties for small, regional companies. From time-to-time we have participated on a limited basis in capital market vehicles (Industry Loss Warranties/CAT bonds) to add narrowly defined, diversifying CAT risk. Net premiums earned from the property reinsurance business totaled $27.0 million, $19.9 million and $14.7 million, or 4 percent, 3 percent and 3 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Other

We offer a variety of other smaller programs in our property segment, including a limited amount of homeowners and dwelling fire insurance in Hawaii. In 2012, we expanded our offerings within the property segment through our newly launched recreational vehicles program. Net premiums earned from other property coverages totaled $20.3 million, $16.4 million and $11.4 million, or 3 percent, 3 percent and 2 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Surety Segment

Miscellaneous Surety

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through approximately 10,000 independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary, and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. In April 2011, we acquired CBIC and affiliated entities. This acquisition added $11.4 million and $8.3 million of net premiums earned to miscellaneous surety in 2012 and 2011, respectively. Net premiums earned from miscellaneous surety coverages totaled $39.3 million, $34.8 million and $24.8 million, or 6 percent, 6 percent and 4 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Contract Surety

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis.  Typically, these are “Performance and Payment” bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the federal small business administration. In April 2011, we acquired CBIC and affiliated entities. This acquisition added $8.7 million and $7.2 million of net premiums earned to contract surety in 2012 and 2011, respectively. Net premiums earned from contract surety coverages totaled $26.3 million, $24.4 million and $19.0 million, or 4 percent, 4 percent and 3 percent of consolidated revenues for 2012, 2011 and 2010, respectively.

Commercial Surety

We offer a large variety of commercial surety bonds for medium-to-large businesses. These risks are underwritten on an account basis and typically are for publicly traded corporations or their equivalent-sized private companies. This coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $22.1 million, $21.3 million and $18.9 million, or 3 percent of consolidated revenues for 2012, 2011 and 2010.

Oil and Gas Surety

Our oil and gas surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries.  These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from oil and gas surety coverages totaled $18.7 million, $18.1 million and $17.0 million, or 3 percent of consolidated revenues for 2012, 2011 and 2010.

Marketing and Distribution

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents. We also market through agencies and more recently through e-commerce channels.

Brokers

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial automobile and specialty facultative and treaty reinsurance coverages. This business is produced through independent wholesale, retail and reinsurance brokers.

Independent Agents

Our surety segment offers its business through a variety of independent agents. Additionally, we write program business, such as at-home business and personal umbrella, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Each of these programs involves detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated system.

Underwriting Agents

We contract with certain underwriting agencies who have limited authority to bind or underwrite business on our behalf.  The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request. These agencies may receive some compensation through contingent profit commission.

E-commerce and/or Direct

We are actively employing e-commerce to produce and efficiently process and service business, including, at-home businesses, small commercial and personal umbrella risks and surety bonding. On a direct basis we also assume premium on our crop reinsurance treaties.

Competition

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,700 companies actively market property and casualty coverages. Our primary competitors in our casualty segment are, among others, Ace, Arch, James River, Meadowbrook, Navigators, USLI, Great West, Lancer, Baldwin & Lyons, Chubb, Philadelphia, Great American, Travelers and CNA. Our primary competitors in our property segment are, among others, ACE, Lexington, Arch, Endurance, Crum & Forster, Travelers and Markel. Our primary competitors in our surety segment are, among others, ACE, Arch, HCC, CNA, Safeco,

North American Specialty, Travelers and Hartford. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have acquired experienced underwriting specialists in our branch and home offices. We have continued to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse and we offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2012, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity (group-rated)	A+, Superior
Contractors Bonding and Insurance Company **	A+, Superior
Standard & Poor’s*
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and
RLI Indemnity	A2, Good

* Standard & Poor’s does not rate RLI Indemnity

** CBIC is only rated by A.M. Best

A.M. Best upgraded the financial strength rating for CBIC from A, Excellent in 2011 to A+, Superior in 2012. For each of our other insurance companies, the A.M. Best, Standard & Poor’s and Moody’s financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In June 2012, RLI Ins., Mt. Hawley and RIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2012, the policyholders’ statutory surplus of RLI Insurance Group totaled $684.1 million. This would put the group in A.M. Best’s financial size category “X” (adjusted policyholders’ surplus of between $500 million and $750 million).

Reinsurance

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $180.2 million, $154.5 million and $153.9 million in 2012, 2011, and 2010, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. While reinsurance does not relieve us of our legal liability to our policyholders, we use reinsurance as an alternative to using our own capital to fund losses. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

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

The following table sets forth the 10 largest reinsurers in terms of amounts recoverable, net of collateral we are holding from such reinsurers, as of December 31, 2012. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s rating services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2012.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2012	Total	Written	Total
Endurance Re	A	A	$64,615	16.6%	$20,955	10.9%
Munich Re America / HSB	A+	AA-	61,321	15.7%	31,814	16.6%
Aspen UK Ltd.	A	A	34,624	8.9%	15,863	8.3%
Axis Re	A	A+	29,376	7.5%	5,571	2.9%
Transatlantic Re	A	A+	28,575	7.3%	11,636	6.1%
Berkley Insurance Co.	A+	A+	22,205	5.7%	7,400	3.9%
Swiss Re / Westport Ins. Corp.	A+	AA-	21,932	5.6%	7,873	4.1%
Toa-Re	A+	A+	17,077	4.4%	3,367	1.8%
Alterra Re USA	A	A	13,983	3.6%	6,286	3.3%
Allied World Re - US	A	A	13,956	3.6%	5,501	2.9%
All other reinsurers*			82,447	21.1%	75,447	39.2%
Total ceded exposure			$390,111	100.0%	$191,713	100.0%

* All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

We utilize both treaty and facultative reinsurance coverage for our risks. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage is applied to individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

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

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

			(in millions)
				Per Risk
		Renewal	First-Dollar	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Retention	Purchased	Retention
General liability	Excess of Loss	1/1	$1.0	$5.0	$1.75
Commercial umbrella and excess	Excess of Loss/ Quota Share	1/1	1.0	9.0	1.6
Personal umbrella and eXS	Excess of Loss	1/1	1.0	5.0	1.75
Transportation	Excess of Loss/ Quota Share	1/1	0.5	4.5	0.58
Executive products	Quota Share	7/1	N/A	25.0	8.75
Professional Services - professional liability	Excess of Loss	4/1	0.5	4.5	1.12
MPL and Cyber - professional liability	Quota Share	4/1	N/A	10.0	3.5
Multi-line	Excess of Loss	1/1	0.5	10.5	0.5
Medical Malpractice	Excess of Loss	1/1	0.5	1.5	1.25

Property	Excess of Loss	1/1	1.0	14.0	1.6
Marine	Excess of Loss	5/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	48.0	7.2	*
CBIC Surety	Excess of Loss/ Quota Share	4/1	0.2	11.8	1.07

* A limited number of commercial surety accounts are permitted to exceed the $50 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite, and the cost and availability of reinsurance treaties. In the last renewal cycle, we made several strategic changes to the coverage provided. We changed the contract type for commercial umbrella and excess from a quota share to an excess of loss treaty. In addition, we raised the first-dollar retention on general liability business and placed an excess of loss treaty for our new medical malpractice business.

Property Reinsurance — Catastrophe Coverage

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position. As the rate of return decreases, we shrink the book and may purchase less reinsurance to increase our return. In 2011, we purchased additional reinsurance to support growth in our wind book of business, which was generating a profitable rate of return. We also anticipated a change in one of the third-party CAT modeling systems that resulted in an increase in estimated potential losses. Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)

	2013		2012		2011		2010
	First-Dollar		First-Dollar		First-Dollar		First-Dollar
	Retention	Limit	Retention	Limit	Retention	Limit	Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$50	325
Non-California Earthquake	20	330	20	330	25	325	25	350
Other Perils	20	230	20	230	25	225	25	150

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer.

Our property CAT program continues to be on an excess of loss basis. It attaches after all other reinsurance has been considered. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our CAT modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the gross losses shown in the table:

Catastrophe - California Earthquake

(in millions)

	2012		2011		2010
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$28	$22	$23	$27	$29	$21
100	70	30	69	31	71	29
200	155	45	154	46	161	39
350	287	63	285	65	299	51

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2012		2011		2010
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$8	$17	$7	$18	$6	$19
50	23	27	22	28	17	33
100	61	39	60	40	56	44
250	185	65	179	71	182	68

Projected losses as of the end of each year presented above were estimated utilizing the current treaty structure in place at that time (January of each following year).

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss shown. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy. Reinsurance limits are purchased based on the anticipated losses to large events. The largest losses shown above are possible, but unlikely to occur based on the probability of those events occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our CAT reinsurance.

Our CAT program includes one prepaid reinstatement for two layers of coverage, up to $100 million, for a CAT other than a California earthquake. If a loss does occur above that level, reinstatement must be purchased for the remaining limits recovered. For a California earthquake, there is a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 75 percent, 75 percent and 78 percent for 2013, 2012, and 2011, respectively) and a reinstatement must be purchased for the remaining reinsurance coverage.

We continuously monitor and quantify our exposure to catastrophes, including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks, and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2013, there is a 99.6 percent likelihood that the loss will be less than 13 percent of policyholders’ surplus as of December 31, 2012. Our exposure to CAT losses grew moderately in 2011 based on multiple views of risk including policy counts and policy limits insured. Our total view of risk also includes multiple CAT models, one of which changed significantly in 2011. This model update included more extreme events and a higher probability of those events occurring causing us to view risk more conservatively and, in 2012, modestly reduce our CAT exposure. The exposure levels are still well within our tolerances for this risk.

Environmental, Asbestos and Mass Tort Exposures

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2012, 2011 and 2010:

	December 31,
(in thousands)	2012	2011	2010
Loss and Loss Adjustment Expense (LAE) payments (Cumulative)
Gross	$102,222	$91,079	$86,453
Ceded	(57,345)	(48,039)	(43,015)
Net	$44,877	$43,040	$43,438

Unpaid losses and LAE at end of year
Gross	$50,353	$66,429	$72,243
Ceded	(16,733)	(31,633)	(36,895)
Net	$33,620	$34,796	$35,348

Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions. The majority of our reserves are associated with products that went into runoff at least two decades ago. Some are for assumed reinsurance, some are for excess liability business and some followed from the acquisition of Underwriters Indemnity Company in 1999.

Calendar year 2012 was fairly benign in the aggregate, with a very small increase in inception-to-date incurred losses on a net basis but a moderate decrease on a gross basis. The most significant change was the settlement of an environmental claim from 2007 in our marine book with gross payments of $9.3 million and net payments of $0.3 million. Case reserves were decreased by nearly the same amounts causing us to significantly decrease the amount of gross and ceded IBNR allocated to environmental losses.

While our environmental exposure is limited, the ultimate liability for this exposure is difficult to assess because of the extensive and complicated litigation involved in the settlement of claims and evolving legislation on issues such as joint and several liability, retroactive liability and standards of cleanup. Additionally, we participate primarily in the excess layers of coverage, where accurate estimates of ultimate loss are more difficult to derive than for primary coverage.

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

We establish IBNR reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to us, claims that have been reported to us that may ultimately be paid out differently than reflected in our case-specific reserves and claims that have been closed but may reopen and require future payment.

Our IBNR reserving process involves three steps: (1) an initial IBNR generation process that is prospective in nature, (2) a loss and LAE reserve estimation process that occurs retrospectively and (3) a subsequent discussion and reconciliation between our prospective and retrospective IBNR estimates, which includes changes in our provisions for IBNR where deemed appropriate. These three processes are discussed in more detail in the following sections.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2012, make a reasonable provision to meet our future obligations.

Net loss and loss adjustment reserves by product line at year-end 2012 and 2011 were as follows:

(as of December 31, in thousands)	2012			2011
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$4,459	$23,732	$28,191	$3,149	$23,488	$26,637
Personal umbrella	12,369	27,187	39,556	15,366	28,138	43,504
General liability	154,755	170,163	324,918	158,125	182,797	340,922
Transportation	44,264	4,285	48,549	43,447	4,484	47,931
Executive products	19,690	31,120	50,810	15,159	26,712	41,871
Professional services	4,490	20,394	24,884	1,575	10,403	11,978
CBIC package	11,519	28,683	40,202	10,929	31,606	42,535
Other casualty	13,538	19,080	32,618	20,930	26,660	47,590
Property segment net loss and ALAE reserves			—
Marine	24,676	20,191	44,867	25,639	27,049	52,688
Crop	21,885	2,879	24,764	236	6,003	6,239
Assumed property	11,788	4,674	16,462	9,327	4,831	14,158
Commercial property	15,859	9,397	25,256	10,910	6,023	16,933
Other property	364	2,728	3,092	650	1,892	2,542
Surety segment net loss and ALAE reserves
Miscellaneous	1,002	4,437	5,439	927	7,518	8,445
Contract and commercial	(1,714)	14,119	12,405	1,753	14,858	16,611
Oil and gas	3,309	2,174	5,483	3,286	2,031	5,317
Latent liability net loss and ALAE reserves	14,704	18,916	33,620	15,624	19,172	34,796
Total net loss and ALAE reserves	356,957	404,159	761,116	337,032	423,665	760,697
ULAE reserves	—	37,483	37,483	—	36,212	36,212
Total net loss and LAE reserves	$356,957	$441,642	$798,599	$337,032	$459,877	$796,909

Initial IBNR Generation Process

Initial carried IBNR reserves are determined through a reserve generation process. The intent of this process is to establish an initial total reserve that will provide a reasonable provision for the ultimate value of all unpaid loss and ALAE liabilities. For most casualty and surety products, this process involves the use of an initial loss and ALAE ratio that is applied to the earned premium for a given period. The result is our best initial estimate of the expected amount of ultimate loss and ALAE for the period by product. Payments and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve.

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on historical reporting patterns and are updated periodically. In addition, for assumed property reinsurance, consideration is given to data compiled for a sizable sample of reinsurers. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect our judgment as to estimation risk. We consider estimation risk by product and coverage within product, if applicable. A product with greater overall volatility and uncertainty has greater estimation risk. Products or coverages with higher estimation risk include, but are not limited to, the following characteristics:

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

•                          Operational processes undergoing significant change and/or

•                          High sensitivity to significant swings in loss trends, economic change or judicial change.

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

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Rapid growth Unforeseen tort potential Exposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Professional Services	Long	External	Exposure growth Highly varied exposures Loss trend volatility Unforeseen tort potential Small volume	High	High

CBIC Package	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Significant external	New business Small volume Exposure changes/mix	High	High

Crop	Short	External	Weather, yield and price volatility CAT aggregation exposure Unique inuring reinsurance features	Medium	Medium

Assumed Property	Medium	External	New business CAT aggregation exposure Low frequency High severity Exposure growth/mix Reporting delay	High	Medium

Other Property	Short	Internal	CAT aggregation exposure Low frequency High severity	High	Medium

Surety	Medium	Internal	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility Mass tort/latent exposure	High	High

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our newer products such as crop reinsurance, as well as for executive products, professional services and marine, we utilize external data extensively.

In addition to the review of historical claim reporting and payment patterns, we also incorporate estimated losses relative to premium (loss ratios) by year into the analysis. The expected loss ratios are based on a review of historical loss performance, trends in frequency and severity and price level changes. The estimates are subject to judgment including consideration given to available internal and industry data, growth and policy turnover, changes in policy limits, changes in underlying policy provisions, changes in legal and regulatory interpretations of policy provisions and changes in reinsurance structure. For the most current year, these are equivalent with the ratios used in the initial IBNR generation process. Increased recognition is given to actual emergence as the years age.

We use historical development patterns, expected loss ratios and standard actuarial methods to derive an estimate of the ultimate level of loss and LAE payments necessary to settle all the claims occurring as of the end of the evaluation period.

Our reserve processes include multiple standard actuarial methods for determining estimates of IBNR reserves. Other supplementary methodologies are incorporated as necessary. Mass tort and latent liabilities are examples of exposures for which supplementary methodologies are used. Each method produces an estimate of ultimate loss by accident year. We review all of these various estimates and assign weights to each based on the characteristics of the product being reviewed.

The methodologies we have chosen to incorporate are a function of data availability and are reflective of our own book of business. There are a number of additional actuarial methods that are available but are not currently being utilized because of data constraints or because the methods were either deemed redundant or not predictive for our book of business. From time to time, we evaluate the need to add supplementary methodologies.  New methods are incorporated if it is believed that they improve the estimate of our ultimate loss and LAE liability. To a small extent, this occurred in 2011 as we initiated some supplemental calculations for a sub-segment experiencing apparent changes in case reserve practices. All of the actuarial methods tend to converge to the same estimate as an accident year matures. Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

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

Weaknesses:  It is subject to the risk of changes in case reserving practices or philosophy. It may provide unstable estimates when an accident year is immature and more of the IBNR is expected to come from unreported claims rather than development on reported claims and when accident years are very mature with infrequent case reserves.

Expected Loss Ratio — Historical loss ratios, in combination with projections of frequency and severity trends, as well as estimates of price and exposure changes, are analyzed to produce an estimate of the expected loss ratio for each accident year. The expected loss ratio is then applied to the earned premium for each year to estimate the expected ultimate losses. The current accident year expected loss ratio is also the prospective loss and ALAE ratio used in our initial IBNR generation process.

Strengths:  Reflects an estimate independent of how losses are emerging on either a paid or a case reserve basis. Method is particularly useful in the absence of historical development patterns or where losses take a long time to emerge.

Weaknesses:  Ignores how losses are actually emerging and thus produces the same estimate of ultimate loss regardless of favorable/unfavorable emergence.

Paid and Incurred Bornhuetter/Ferguson (BF) — This approach blends the expected loss ratio method with either the paid or incurred loss development method. In effect, the BF methods produce weighted average indications for each accident year. As an example, if the current accident year for commercial automobile liability is estimated to be 20 percent paid, then the paid loss development method would receive a weight of 20 percent and the expected loss ratio method would receive an 80 percent weight. Over time, this method will converge with the ultimate estimated by the respective loss development method.

Strengths:  Reflects actual emergence that is favorable/unfavorable, but assumes remaining emergence will continue as previously expected. Does not overreact to the early emergence (or lack of emergence) where patterns are most unstable.

Weaknesses:  Could potentially understate favorable or unfavorable development by putting weight on the expected loss ratio.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations, and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods, when applied to a particular group of claims, can also change over time. Therefore, the weight given to each estimation method will likely change by accident year and with each evaluation.

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

For our long and medium-tail products, the BF methods are typically given the most weight for the first 36 months of evaluation. These methods are also predominant for the first 12 months of evaluation for short-tail lines. Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed but place significant reliance on the expected stage of development in normal circumstances.

Judgment can supersede this natural progression if risk factors and assumptions change, or if a situation occurs that amplifies a particular strength or weakness of a methodology. Extreme projections are critically analyzed and may be adjusted, given less credence or discarded altogether. Internal documentation is maintained that records any substantial changes in methods or assumptions from one loss reserve study to another.

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

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with uncertainty. Different experts will choose different assumptions based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimates selected by various qualified experts may differ significantly from each other. We consider this uncertainty by examining our historic reserve accuracy and through an internal peer review process.

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

Determination of Our Best Estimate

Upon completion of our full loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. A review of the resulting variance between the indicated reserves and the carried reserves takes place. Quarterly, we also consider the most recent actual loss emergence compared to the expected loss emergence derived using the last full loss and ALAE analyses. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent. Some examples would be the industry’s ongoing asbestos and environmental litigation, court interpretations of exclusionary language for mold and construction defect and debates over wind versus flood as the cause of loss from major hurricane events.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2012.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 4% favorable to 13% unfavorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 11% to 32% favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2012, resulting from the change in the parameters shown. These parameters were applied to a general liability net reserve balance of $324.9 million at December 31, 2012.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(8.4)	$8.4

+/-10% change in expected emergence patterns	$(7.1)	$6.8

+/-30% change in actual loss emergence over a calendar year	$(21.4)	$21.4

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(36.3)	$37.2

There are often significant inter-relationships between our reserving assumptions that have offsetting or compounding effects on the reserve estimate. Thus, in almost all cases, it is impossible to discretely measure the effect of a single assumption or construct a meaningful sensitivity expectation that holds true in all cases. The scenario above is representative of general liability, one of our largest and longest-tailed products. It is unlikely that all of our products would have variations as wide as illustrated in the example. It is also unlikely that all of our products would simultaneously experience favorable or unfavorable loss development in the same direction or at their extremes during a calendar year. Because our portfolio is made up of a diversified mix of products, there would ordinarily be some offsetting favorable and unfavorable emergence by product as actual losses start to emerge and our loss estimates become more reliable.

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2012 will continue for any of our products in the future. We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates. Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time. Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($80 million) favorable to 3 percent ($24 million) unfavorable.

Historical Loss and LAE Development

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2012, 2011 and 2010.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Unpaid losses and LAE at beginning of year:
Gross	$1,150,714	$1,173,943	$1,146,460
Ceded	(353,805)	(354,163)	(336,392)
Net	$796,909	$819,780	$810,068

Unpaid losses and LAE - CBIC - Acquisition date:
Gross	$—	$72,387	$—
Ceded	—	(18,881)	—
Net	$—	$53,506	$—

Increase (decrease) in incurred losses and LAE:
Current accident year	$336,228	$310,145	$284,575
Prior accident years	(64,583)	(110,061)	(83,243)
Total incurred	$271,645	$200,084	$201,332

Loss and LAE payments for claims incurred:
Current accident year	$(69,785)	$(89,924)	$(43,945)
Prior accident years	(200,170)	(186,537)	(147,675)
Total paid	$(269,955)	$(276,461)	$(191,620)

Net unpaid losses and LAE at end of year	$798,599	$796,909	$819,780

Unpaid losses and LAE at end of year:
Gross	$1,158,483	$1,150,714	$1,173,943
Ceded	(359,884)	(353,805)	(354,163)
Net	$798,599	$796,909	$819,780

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

The following table summarizes our prior accident years’ loss reserve development by segment for 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
(Favorable)/Unfavorable reserve development by segment
Casualty	$(40,449)	$(83,892)	$(64,602)
Property	(16,800)	(18,453)	(8,271)
Surety	(7,334)	(7,716)	(10,370)
Total	$(64,583)	$(110,061)	$(83,243)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2012.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2012. Development from the casualty segment totaled $40.4 million with the largest amounts coming from accident years 2007 through 2010. We continue to experience emergence that is generally better than previously estimated, but to a lesser degree in 2012 than in the previous two years. Frequency and severity trends have been favorable relative to initial estimates and we believe this is largely due to risk selection by our underwriters, which has been effective in offsetting loss cost trends and a competitive pricing environment. Our general liability product was the largest single contributor to this favorable development at $14.2 million. Although the habitational classes within this product produced adverse development, it was more than offset by favorable development from the construction classes. The second largest contributor was our personal umbrella product at $11.5 million and we also had a favorable contribution of $4.9 million from our commercial umbrella products. In addition, our active program business combined for $9.2 million of favorable development, coming mostly from the CBIC products that were added in 2011. Our run-off program business contributed $4.6 million of favorable development coming mostly from the discontinued restaurant-bar-tavern class. Two business units experienced adverse development in 2012. Transportation and executive products were unfavorable by $3.2 million and $2.2 million, respectively.

For the second year in a row, our marine product was the predominant driver of the favorable development in the property segment, accounting for $12.1 million of the $16.8 million total favorable development for the segment. The accident years making the largest contributions were 2008 through 2010. The marine protection & indemnity and liability coverages were responsible for the majority of the favorable loss experience. Our other direct property products contributed $3.5 million of favorable development with the majority of that coming from loss reductions on previous hurricanes and storms. Development on assumed reinsurance business was also favorable overall.

The surety segment experienced $7.3 million of favorable development with nearly all of it coming from accident years 2010 and 2011.The development from the commercial, miscellaneous and energy products more than offset $2.6 million of unfavorable development from the contract surety product. Last year we started seeing evidence that the cumulative effect of the economic environment was having an adverse impact on our customers and our experience, in particular for contract surety. This continued during 2012 causing us to increase our estimates for contract surety for prior accident years, in particular accident year 2011.

2011.  During 2011, all of our segments experienced favorable emergence from prior years’ reserve estimates. From the casualty segment there was $83.9 million of favorable development coming mostly from accident years 2006 through 2009. Again this year, the expected loss ratios initially used to establish carried reserves for these accident years proved to be higher than required. This resulted in loss emergence significantly lower than expected. This was predominantly caused by favorable frequency and severity trends that continued to be considerably less than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection, which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development, but this was particularly true for our general liability product. It was by far the largest contributor at $37.3 million and was driven primarily by the construction classes. Other significant favorable development came from our commercial umbrella, personal umbrella and transportation products in amounts of $15.1 million, $7.7 million and $6.9 million, respectively. In addition, our program business, much of which is in runoff, was responsible for $6.2 million of the total. Unfavorable development came from the asbestos and environmental exposures associated with business assumed in the 1970’s and 1980’s, which totaled $1.5 million.

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

The surety segment contributed $7.7 million of favorable emergence in 2011. Accident years 2010 and 2009 were responsible for the majority of that development. The biggest contributors by product were contract, energy and commercial with favorable development of $3.9 million, $2.2 million and $2.0 million, respectively. We have been monitoring these products for the last few years for signs of adverse experience caused by the economic environment. In prior years, we had not seen much evidence of stress on our customers. However, this began to change somewhat in 2011, particularly with respect to contract surety. This did not significantly affect development on prior accident years, but did affect loss estimates for the current accident year.

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

The surety segment experienced $10.4 million of favorable emergence in 2010. Accident year 2009 produced nearly all of the favorable development. The contract and commercial surety products were responsible for the majority of the favorable development, contributing $5.4 million and $3.7 million, respectively. We have been monitoring these products closely for signs of adverse experience caused by the condition of the economy over the last few years. To date, the impact has been much less than we thought likely and is largely responsible for the favorable development.

The following table presents the development of our balance sheet reserves from 2002 through 2012. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2012. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

Adverse loss and LAE reserve development can be observed in the table for the year ending 2002 on both a net and gross basis. This development is related to unexpectedly large increases in loss frequency and severity and unquantifiable expansion of policy terms and conditions that took place from 1997 to 2001 for our casualty segment. These causes widely impacted the property and casualty insurance industry during this time as soft market conditions were prevalent. These factors, combined with our rapid growth during 1999-2002, caused significant estimation risk and thus had a related impact on our reserve liabilities for those years.

As the table displays, variations exist between our cumulative loss experience on a gross and net basis, due to the application of reinsurance. On certain products, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance). These differences in retention can cause a significant (leveraged) difference between loss reserve development on a net and gross basis. Additionally, the relationship of our gross to net retention changes over time. For example, we changed underwriting criteria to increase gross retentions (gross policy limits) on certain products written in 1999 through 2001, while leaving net retention unchanged. These products contained gross policy limits of up to $50.0 million, while the relating net retention remained at $0.5 million. Loss severity on a certain number of these products exceeded original expectations. As shown for 2002 reserves in the table that follows, on a re-estimated basis, this poor loss experience resulted in significant indicated gross deficiencies, with substantially less deficiency indicated on a net basis, as many losses were initially recorded at their full net retention. In 2002, we reduced our gross policy limits on many of these products to $15.0 million, while net retention increased to $1.0 million. As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
(in thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net Liability for unpaid losses and Settlement expenses at end of the year	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599
Paid cumulative as of:
One year later	94,465	129,899	137,870	154,446	162,450	161,484	160,460	147,677	177,862	200,169
Two years later	182,742	212,166	239,734	270,210	275,322	267,453	269,740	259,456	308,702
Three years later	234,231	273,019	324,284	353,793	348,018	343,777	348,188	352,106
Four years later	269,446	322,050	378,417	399,811	394,812	393,157	404,112
Five years later	300,238	357,239	406,002	431,959	422,835	424,991
Six years later	321,841	373,122	425,186	447,415	443,091
Seven years later	331,092	387,506	431,414	461,254
Eight years later	343,080	389,868	441,321
Nine years later	343,422	396,754
Ten years later	349,392
Liability re-estimated as of:
One year later	393,347	520,576	605,946	695,254	687,927	712,590	742,451	726,825	763,225	732,091
Two years later	394,297	485,146	577,709	636,356	637,117	658,109	655,838	632,697	671,210
Three years later	397,772	478,113	566,181	599,420	601,939	605,111	596,476	608,260
Four years later	409,597	490,022	549,795	576,319	569,806	560,565	583,439
Five years later	424,809	483,575	536,803	556,836	540,895	552,558
Six years later	422,027	479,049	525,321	539,639	539,654
Seven years later	422,137	473,251	509,462	540,298
Eight years later	420,722	456,302	510,041
Nine years later	405,059	457,310
Ten years later	406,645
Net cumulative redundancy (deficiency)	$(14,693)	$74,083	$158,378	$198,359	$253,452	$222,370	$225,588	$201,808	$148,570	$64,818

Gross liability	$732,838	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$1,150,714	$1,158,483
Reinsurance recoverable	(340,886)	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(353,805)	(359,884)
Net liability	$391,952	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599

Gross re-estimated liability	$862,116	$886,026	$915,552	$970,545	$864,148	$859,375	$883,630	$908,177	$964,741	$1,054,645
Re-estimated recoverable	(455,471)	(428,716)	(405,511)	(430,247)	(324,494)	(306,817)	(300,191)	(299,917)	(293,531)	(322,554)
Net re-estimated liability	$406,645	$457,310	$510,041	$540,298	$539,654	$552,558	$583,439	$608,260	$671,210	$732,091
Gross cumulative redundancy (deficiency)	$(129,278)	$17,415	$217,047	$361,321	$454,629	$332,803	$275,681	$238,283	$209,202	$96,069

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

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Statutory net premiums written	$593,086	$549,638	$485,140	$469,916	$513,456
Policyholders’ surplus	684,072	710,186	732,379	784,161	678,041
Ratio	0.9 to 1	0.8 to 1	0.7 to 1	0.6 to 1	0.8 to 1

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

	Year Ended December 31,
GAAP	2012	2011	2010	2009	2008

Loss ratio	47.1	37.2	40.8	41.3	46.7

Expense ratio	41.9	42.4	39.6	41.5	37.9

Combined ratio	89.0	79.6	80.4	82.8	84.6

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

	Year Ended December 31,
Statutory	2012		2011		2010		2009		2008

Loss ratio	47.2		37.2		40.8		41.3		46.7

Expense ratio	40.8		41.9		40.6		42.6		39.0

Combined ratio	88.0		79.1		81.4		83.9		85.7

Industry combined ratio	107.7	(1)	108.2	(2)	102.5	(2)	100.5	(2)	105.2	(2)

(1)                                 Source:  Conning.  Estimated for the year ended December 31, 2012.

(2)                                 Source:  A.M. Best Aggregate & Averages — Property-Casualty (2012 Edition) statutory basis.

Investments

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically. Oversight of our investment policies is conducted by our board of directors and senior officers.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Common stock investments are limited to securities listed on the national exchanges. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we have a diversified investment portfolio and balance our investment credit risk to minimize aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs). Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. As disclosed in our 2012 Annual Report to Shareholders, attached as Exhibit 13, we determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

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

As a part of management’s process to determine fair value, we utilize a widely recognized, third-party pricing source to determine our fair values. We have obtained an understanding of the third-party pricing source’s valuation methodologies and inputs. The following is a description of the valuation techniques used for financial assets that are measured at fair value, including the general classification of such assets pursuant to the fair value hierarchy.

Corporate, Agencies, Government and Municipal Bonds: The pricing vendor employs a multi-dimensional model which uses standard inputs, including (listed in order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All Corporate, Agencies, Government and Municipal securities were deemed Level 2.

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes interest rate movements, new issue data and other pertinent data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMO and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMO and ABS are deemed Level 2.

Common Stock: Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). All of our common stock holdings are deemed Level 1.

For the Level 2 securities, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing service. Our review consists of a two pronged approach. First, we compare prices provided by our pricing service to those provided by an additional source. Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing service. In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data for like securities. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing service are reasonable.

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

Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized below:

	As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agency	$—	$11,759	$—	$11,759
Corporate	—	580,708	—	580,708
Mortgage-backed	—	250,387	—	250,387
ABS/CMO*	—	77,329	—	77,329
Non-U.S. govt. & agency	—	9,367	—	9,367
U.S. government	—	16,713	—	16,713
Municipal	—	432,319	—	432,319
Equity	375,788	—	—	375,788
Total available-for-sale securities	$375,788	$1,378,582	$—	$1,754,370
Total	$375,788	$1,378,589	$—	$1,754,377

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agency	$—	$113,819	$—	$113,819
Corporate	—	467,100	—	467,100
Mortgage-backed	—	248,986	—	248,986
ABS/CMO*	—	56,953	—	56,953
Non-U.S. govt. & agency	—	6,697	—	6,697
U.S. government	—	16,172	—	16,172
Municipal	—	236,590	—	236,590
Equity	388,689	—	—	388,689
Total available-for-sale securities	$388,689	$1,146,317	$—	$1,535,006
Total	$388,689	$1,146,324	$—	$1,535,013

*Asset-backed & collateralized mortgage obligations

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012 and 2011. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2012 or 2011.

We continuously monitor the values of our investments in fixed income securities and equity securities for other-than-temporary impairment (OTTI). If this review suggests that a decline in fair value is other-than-temporary based upon many factors, including the duration or significance of the unrealized loss, our carrying value in the investment is reduced to its fair value through an adjustment to earnings. During 2012, we recognized $1.2 million in impairment losses through net earnings. All losses were taken in the second quarter in our equity portfolio on securities we no longer had the intent to hold. In 2011, we recognized $0.3 million in impairment losses. All impairments of equity securities were recorded through earnings due to our intent to sell the securities.

The fixed income portfolio contained 33 securities at an unrealized loss as of December 31, 2012. Of these 33 securities, one has been in an unrealized loss position for 12 consecutive months or longer and represents less than $0.1 million in unrealized losses. The majority of fixed income unrealized losses can be attributed to increases in interest rates after securities were purchased during 2012. They are not credit-specific issues. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.

Key factors that we consider in the evaluation of credit quality include:

•                  Changes in technology that may impair the earnings potential of the investment,

•                  The discontinuance of a segment of business that may affect future earnings potential,

•                  Reduction or elimination of dividends,

•                  Specific concerns related to the issuer’s industry or geographic area of operation,

•                  Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios, and

•                  Downgrades in credit quality by a major rating agency.

As of December 31, 2012, we held five equity securities that were in unrealized loss positions. The total unrealized loss on these securities was $0.9 million. In considering both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

Fixed Income Securities

As of December 31, 2012, our fixed income portfolio had the following rating distributions:

FAIR VALUE	AAA	AA	A	BBB	No Rating	Fair Value
Bonds:
Corporate - financial	$—	$14,528	$122,072	$26,987	$3,975	$167,562
All other corporate	—	26,144	211,981	75,748	—	313,873
Corporate financial - private placements	—	20,325	26,179	8,014	—	54,518
All other corporate - private placements	—	—	34,516	10,239	—	44,755
U.S. govt. & agency(GSE)	14,902	23,720	—	—	—	38,622
Non-U.S. govt. & agency	—	5,738	3,629	—	—	9,367
Municipal	125,650	303,164	5,223	—	—	434,037
Structured:
GSE - RMBS	$—	$250,394	$—	$—	$—	$250,394
Non-GSE RMBS - prime	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—
ABS - home equity	—	—	—	—	—	—
ABS - credit cards	6,080	—	—	—	—	6,080
ABS - auto loans	3,974	—	—	—	—	3,974
All other ABS	6,250	—	—	—	—	6,250
CMBS	61,025	—	—	—	—	61,025
CDOs/CLOs	—	—	—	—	—	—
	$217,881	$644,013	$403,600	$120,988	$3,975	$1,390,457

Our fixed income portfolio comprised 76 percent of our total 2012 portfolio, compared to 74 percent in 2011.  As of December 31, 2012, the fair value of our fixed income portfolio consisted of 16 percent AAA-rated securities, 46 percent AA-rated securities, 29 percent A-rated securities and 9 percent BBB-rated securities.

As of December 31, 2012, the duration of the fixed income portfolio was 4.9 years and remained diversified with investments in government, government sponsored agency, corporate, municipal, mortgage-backed and asset-backed securities. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities and we believe it is probable that we will receive all contractual or estimated cash flows based on our analysis of previously disclosed factors. In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management.

Our allocation to residential mortgage-backed securities totaled $250.4 million as of December 31, 2012. MBS represented 18 percent of the fixed income portfolio compared to $249.0 million or 18 percent of that portfolio as of December 31, 2011.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2012, all of the securities in our MBS portfolio were rated AA+ and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

As of December 31, 2012, ABS/CMBS (commercial mortgage-backed securities) investments were $77.3 million (6 percent) of the fixed income portfolio, compared to $57.0 million (4 percent) as of December 31, 2011. CMBS made up $61.0 million (79 percent) of the ABS/CMBS portfolio at December 31, 2012, compared to $50.2 million (88 percent) at December 31, 2011. Our ABS portfolio is comprised of $6.3 million rate reduction utility bonds (8 percent), $6.1 million credit card backed bonds (8 percent) and $4.0 auto loan backed bonds (5 percent). The entire ABS/CMBS portfolio was rated AAA as of December 31, 2012.

As of December 31, 2012, the municipal bond component of the fixed income portfolio increased $195.7 million, to $434.0 million and represented 31 percent of our total fixed income portfolio, up from 17 percent at the end of 2011. We increased our allocation to municipal securities during 2012 due to the relative value and tax-preferred status of the sector.

We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2012, approximately 62 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 38 percent were revenue based. Ninety-nine percent of our municipal fixed income securities were rated AA or better, while 100 percent were rated A or better.

As of December 31, 2012, our corporate debt portfolio totaled $580.7 million (42 percent) of the fixed income portfolio compared to $481.6 million (34 percent) as of December 31, 2011. The corporate debt portfolio has an overall quality rating of single A, diversified among 154 issuers, with no single issuer greater than $14.4 million or less than 1 percent of invested assets.

We believe corporate debt investments add diversification and additional yield to our portfolio. With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program.

As of December 31, 2012, our GSE or agency debt portfolio totaled $21.9 million (2 percent) of the fixed income portfolio, compared to $358.5 million (25 percent) as of December 31, 2011. As interest rates decreased during 2012, a very high proportion of our GSE portfolio was called. Proceeds from these calls were used to purchase municipal and corporate bonds. GSE securities carry no explicit government guarantee of creditworthiness, but are considered high quality partly due to an “implicit guarantee” that the government would not allow such important institutions to fail or default on senior debt. The GSE debt portfolio has an overall quality rating of AA+.

During 2012, while the majority of available cash flows went towards the purchase of fixed income securities, we also held our equity allocation at 20 percent. The mix of instruments within the portfolio is decided at the time of purchase on the basis of fundamental analysis and relative value. As of December 31, 2012, 91 percent of the fixed income portfolio was rated A or better and 62 percent was rated AA or better.

We currently classify 1 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. Other portions of the fixed income portfolio are classified as available-for-sale (99 percent) or trading (less than 1 percent) and are carried at fair value. As of December 31, 2012, we maintained $1.4 billion in fixed income securities within the available-for-sale and trading classifications. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2012, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2013	$22,355	$22,897	$22,919	$22,892
2014	19,025	19,395	19,808	19,808
2015	39,378	39,435	41,962	41,895
2016	19,495	20,564	21,603	21,603
2017	44,040	45,199	49,026	49,026
2018	49,375	51,348	58,090	58,090
2019	77,676	82,211	91,726	91,726
2020	127,595	138,121	148,377	148,377
2021	196,055	209,240	223,247	223,247
2022	173,497	178,398	186,050	186,050
2023	65,000	69,745	72,868	72,868
2024	27,330	29,525	30,715	30,715
2025	28,860	32,766	33,996	33,996
2026	28,730	30,711	32,485	32,485
2027	18,215	20,143	20,479	20,433
2028	3,200	3,695	3,808	3,808
2029	2,130	2,411	2,560	2,560
2030	3,000	2,964	3,015	3,015
Total excluding Mtge/ABS/CMO*	$944,956	$998,768	$1,062,734	$1,062,594
Mtge/ABS/CMO*	$300,842	$307,316	$327,723	$327,723
Grand Total	$1,245,798	$1,306,084	$1,390,457	$1,390,317

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Equity Securities

At December 31, 2012, our equity securities were valued at $375.8 million, a decrease of $12.9 million from the $388.7 million held at the end of 2011. During 2012, the pretax increase in unrealized gains on equity securities was $16.2 million. Equity securities represented 20 percent of cash and invested assets at the end of 2012, the same as 2011.  As of the year-end 2012, total equity investments held represented 47 percent of our shareholders’ equity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three exchange traded funds (ETFs) that track to major indices. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes. In 2012, we recognized $1.2 million in impairment losses in the equity portfolio. All losses were on securities we no longer had the intent to hold. During 2011, we recorded $0.3 million in impairment losses associated with equity securities.

The following table presents the distribution by sector of our equity portfolio as of December 31, 2012, including fair value, cost basis and unrealized gains and losses:

				Net
	Cost	12/31/2012	% of Total	Unrealized
(in thousands)	Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$14,428	$24,860	6.6%	$10,432
Consumer staples	19,594	37,888	10.1%	18,294
Energy	13,489	27,924	7.4%	14,435
Financials	31,616	40,545	10.8%	8,929
Healthcare	9,654	23,747	6.3%	14,093
Industrials	20,687	34,499	9.2%	13,812
Information technology	20,144	27,252	7.3%	7,108
Materials	3,301	6,466	1.7%	3,165
Telecommunications	8,541	15,284	4.1%	6,743
Utilities	44,855	65,495	17.4%	20,640
ETFs	53,978	71,828	19.1%	17,850
Total	$240,287	$375,788	100%	$135,501

We had cash, short-term investments and fixed income securities maturing within one year of $97.7 million at year-end 2012. This total represented 5 percent of cash and invested assets, down from 6 percent the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

Our investment results are summarized in the following table:

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Average Invested Assets (1)	$1,870,584	$1,851,654	$1,827,761	$1,755,665	$1,749,303
Net Investment Income (2)(3)	58,831	63,681	66,799	67,346	78,986
Net Realized Gains/(Losses) (3)	25,372	17,036	23,243	(12,755)	(46,738)
Change in Unrealized Appreciation/(Depreciation) (3)(4)	39,855	32,855	28,695	95,281	(123,607)
Annualized Return on Average Invested Assets	6.6%	6.1%	6.5%	8.5%	-5.2%

(1) Average of amounts at beginning and end of each year (inclusive of cash and short-term investments).

(2) Investment income, net of investment expenses.

(3) Before income taxes.

(4) Relates to available-for-sale fixed income and equity securities.

Regulation

State and Federal Legislation

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators are required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system.

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

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly, or more frequently if necessary) and periodic examinations.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was passed in 2010 as a response to the economic recession in the late 2000’s and represents significant change and increase in regulation of the American financial services industry. Dodd-Frank changes the existing regulatory structures of banking and other financial institutions, including creating new governmental agencies (while merging and removing others), increasing oversight of financial institutions and specialized oversight of institutions regarded as presenting a systemic risk, protecting consumers and investors, promoting transparency and accountability at financial institutions, enhancing regulation of capital markets and a variety of additional changes affecting the overall regulation and operation of financial services businesses in America. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies. In addition, Dodd-Frank contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of Treasury, has limited authority and no direct regulatory authority over the business of insurance. FIO’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data, and representation of the U.S. with international insurance regulators. Many aspects of Dodd-Frank will be implemented over time by various federal agencies, including bank regulatory agencies and the Securities and Exchange Commission (SEC).

As a public company with insurance company subsidiaries, several aspects of Dodd-Frank apply to our company. Specifically, provisions affecting executive compensation, corporate governance for public companies and those addressing the insurance industry will affect us. Accordingly, we will monitor, implement and comply with all Dodd-Frank related changes to our regulatory environment.

Federal Regulation of Insurance

The U.S. insurance industry is not currently subject to any significant amount of federal regulation and instead is regulated principally at the state level. However, Dodd-Frank (summarized above) includes elements that affect the insurance industry and insurance companies such as ours. Full implementation of the insurance-specific aspects of Dodd-Frank is expected to take a year or more, including passage of enabling regulations and legislation at the state level. We will continue to monitor, implement and comply with all insurance-specific aspects of Dodd-Frank. We expect the intended reduction of state regulation of surplus lines insurance to positively affect our company, although the benefits may not be realized immediately. However, we cannot predict whether any such legislation will have a material impact on our company. We will continue to monitor and comply with all federal insurance legislation and related state regulations that implement Dodd-Frank.

Licenses and Trademarks

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services. We have a two-year software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes, which renewed effective February 1, 2012. RLI Ins. has a perpetual license with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements for various software programs/systems from time to time in the ordinary course of business.

We hold U.S. federal service mark registration of our corporate logo “RLI” and several other company service mark and trademarks with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property nationwide from deceptively similar use. The duration of these registrations is 10 years, unless renewed. We monitor our trademarks and service marks and protect them from unauthorized use as necessary.

Employees

As of December 31, 2012, we employed a total of 897 associates. Of the 897 total associates, 56 were part-time and 841 were full-time.

Forward Looking Statements

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “will,” “should,” “anticipate,” “believe,” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors and are subject to various risks, uncertainties and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.”  Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

• Competitive pressures impacting our ability to retain business at an adequate rate. In particular, our ability to renew larger assumed reinsurance treaties such as our crop reinsurance business,

• Rising levels of loss costs that we cannot anticipate at the time we price our coverages,

• Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,

• Changes in the level of private and government-related reinsurance capacity,

• Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities,

• Fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment   environment, which affect returns on invested assets and may impact the ultimate payout of losses, and

• Adverse conditions in the financial services industry which can make access to capital more difficult.

In addition, the demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

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

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. Most of our past CAT-related claims have resulted from earthquakes and hurricanes. In more recent years, hurricanes, as well as an accumulation of spring storm losses, have had a significant impact on our results.

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and may include terrorist events such as the attacks on the World Trade Center and the Pentagon on September 11, 2001. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses. In addition, CAT claims costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could also increase the severity of claims from CAT events in the future.

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

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are just an estimate of the ultimate costs of claims and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

• Loss emergence and cedant reporting patterns,

• Underlying policy terms and conditions,

• Business and exposure mix,

• Trends in claim frequency and severity,

• Changes in operations,

• Emerging economic and social trends,

• Inflation, and

• Changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. And, as described above, even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims for a variety of reasons. Either of these events would increase our costs and could have a materially adverse effect on our business.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase - which could increase the volatility of our results - or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments - especially CAT-exposed risks - which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Funds remaining after paying expenses and claims remain invested and are included in retained earnings. At December 31, 2012, our investment portfolio consisted of $1.4 billion in fixed income securities, $375.8 million in equity securities and $74.8 million in cash and short-term investments. For the 12 months ended December 31, 2012, we experienced a $39.9 million pre-tax unrealized gain on our investment portfolio. For the fiscal year ended December 31, 2011, we experienced $32.9 million in pre-tax unrealized gains on our investment portfolio. The change in unrealized gains for 2012 were due to positive price appreciation in the fixed income portfolio as interest rates declined, as well as the strong performance of the equity market. The 2011 gains were due to gains in the available-for-sale portfolio as interest rates declined during the second half of 2011. Fluctuations in the value of our investment portfolio can occur as a result of changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

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

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

• An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry,

• The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business,

• Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other “alternative markets” types of coverage, and

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

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2012. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and RIC (group-rated). A.M. Best upgraded from “A, Excellent” to “A+, Superior” its rating for CBIC. Standard and Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley.  Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins., Mt. Hawley and RIC. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state in which we do business, relate to, among other things:

• Approval of policy forms and premium rates,

• Standards of solvency, including risk-based capital measurements,

• Licensing of insurers and their producers,

• Restrictions on the nature, quality and concentration of investments,

• Restrictions on the ability of our insurance company subsidiaries to pay dividends to us,

• Restrictions on transactions between insurance company subsidiaries and their affiliates,

• Restrictions on the size of risks insurable under a single policy,

• Requiring deposits for the benefit of policyholders,

• Requiring certain methods of accounting,

• Periodic examinations of our operations and finances,

• Prescribing the form and content of records of financial condition required to be filed, and

• Requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois and Washington, as a public company we are also subject to the rules and regulations of the U.S. Securities and

Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Illinois and Washington, where we and our four insurance company subsidiaries are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, each of which regulate corporate governance and other areas. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. Providing suitable succession planning for such positions is also important. If we cannot attract or retain top-performing executive officers, underwriters and other personnel, if the quality of their performance decreases, or if we fail to implement succession plans for our key staff, we may be unable to maintain our current competitive position in the markets in which we operate and be unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive dividends from our insurance subsidiaries in needed amounts.

RLI Corp. is the holding company for our four insurance operating companies. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. Dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Provisions of our articles of incorporation and by-laws, and provisions of applicable Illinois law and applicable federal and state regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Certain of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

• Have the effect of delaying, deferring or preventing a change in control of us,

• Discourage bids for our securities at a premium over the market price,

• Adversely affect the market price of, and the voting and other rights of the holders of, our securities, or

• Impede the ability of the holders of our securities to change our management.

Breaches or interruptions of our computer systems could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to issue policies, pay claims, run modeling functions and complete various internal processes including accounting and bookkeeping systems. These systems may be exposed to unplanned interruption, unreliability and data breaches.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We own six commercial buildings on our 20 acre corporate campus in Peoria, Illinois. Our primary building is a two-story 80,000 square foot office building, which serves as our corporate headquarters. Located on the same campus is a 24,000 square foot building which is used by two branch offices of RLI Ins. and a supporting department. We also own a 25,400 square foot multi-story building used for record storage, a training center and office space, a 12,800 square foot building used as office space as well as storage for furniture and equipment and a 15,000 square foot office building. We share ownership with Maui Jim, Inc. of a 16,800 square foot airplane hangar located at the Greater Peoria Regional Airport.

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

We are also involved in various other legal proceedings and litigation unrelated to our insurance business from time to time that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                 Refer to the Investor Information on page 68 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein for information on the market on which our common stock is traded, holders of our common stock and dividends.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b)                                 Not applicable.

(c)                              Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007. On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock. In the second quarter of 2010, we completed our $200 million share repurchase program.  On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program. We did not repurchase any shares during 2012. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.  Selected Financial Data

Refer to the Selected Financial Data on pages 66 through 67 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 30 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  Certain accounting policies are viewed by management to be “critical accounting policies.”  These policies relate to unpaid loss and settlement expenses, investment valuation and other-than-temporary impairment, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. A detailed discussion of these critical accounting policies can be found on pages 8 through 13 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Throughout this report (including portions incorporated by reference herein), we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that are valuable in managing our business, including underwriting income and combined ratios. A detailed discussion of these measures can be found on pages 7 through 8 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 30 of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

Refer to the consolidated financial statements and supplementary data included on pages 31 through 65, of the 2012 Annual Report to Shareholders, attached as Exhibit 13 and incorporated by reference herein.  (See also Index to Financial Statement Schedules on page 48).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 62 of the 2012 Annual Report to Shareholders, attached as Exhibit 13.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                 (l-2) Consolidated Financial Statements and Schedules.  See Index to Financial Statement Schedules attached.

(3) Exhibits.  See Exhibit Index on pages 59-60.

(b)           Exhibits.  See Exhibit Index on pages 59-60.

(c)                              Financial Statement Schedules.  The schedules included on attached pages 50 through 58 as required by Regulation S-X are excluded from the Company’s 2012 Annual Report to Shareholders.  See Index to Financial Statement Schedules on page 48.  There is no other financial information required by Regulation S-X that is excluded from the Company’s 2012 Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer and Treasurer

Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Chairman & CEO
(Principal Executive Officer)

Date:	February 27, 2013

By	/s/Thomas L. Brown
Thomas L. Brown, Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 27, 2013

By:	/s/Kaj Ahlmann
Kaj Ahlmann, Director

Date:	February 27, 2013

By:	/s/Barbara R. Allen
Barbara R. Allen, Director

Date:	February 27, 2013

By:	/s/John T. Baily
John T. Baily, Director

Date:	February 27, 2013

By:	/s/Jordan W. Graham
Jordan W. Graham, Director

Date:	February 27, 2013

By:	/s/Gerald I. Lenrow
Gerald I. Lenrow, Director

Date:	February 27, 2013

By:	/s/Charles M. Linke
Charles M. Linke, Director

Date:	February 27, 2013

By:	/s/F. Lynn McPheeters
F. Lynn McPheeters, Director

Date:	February 27, 2013

By:	/s/Jonathan E. Michael
Jonathan E. Michael, Director

Date:	February 27, 2013

By:	/s/Michael J. Stone
Michael J. Stone, Director

Date:	February 27, 2013

By:	/s/Robert O. Viets
Robert O. Viets, Director

Date:	February 27, 2013

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RLI Corp.:

Under date of February 27, 2013, we reported on the consolidated balance sheets of RLI Corp. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the 2012 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1C to the consolidated financial statements, the Company has changed its method of accounting for the costs associated with acquiring or renewing insurance contracts due to the retrospective adoption of Accounting Standards Update (ASU) 2010-26: Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2013

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2012

Column A	Column B	Column C	Column D
(in thousands)			Amount at
			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$16,358	$16,713	$16,713
U.S. Agency	11,609	11,759	11,759
Non-U.S. Government & Agency	8,410	9,367	9,367
Mtge/ABS/CMO*	307,310	327,716	327,716
Corporate	535,437	580,708	580,708
Municipal	415,226	432,319	432,319
Total available-for-sale	$1,294,350	$1,378,582	$1,378,582
Held-to-maturity
U.S. Government	$—	$—	$—
U.S. Agency	10,076	10,150	10,076
Corporate	—	—	—
Municipal	1,652	1,718	1,652
Total held-to-maturity	$11,728	$11,868	$11,728

Trading
U.S. Government	$—	$—	$—
U.S. Agency	—	—	—
Mtge/ABS/CMO*	6	7	7
Corporate	—	—	—
Municipal	—	—	—
Total trading	$6	$7	$7

Total fixed maturities	$1,306,084	$1,390,457	$1,390,317

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$186,309	$303,960	$303,960
I Shares (Ind/misc)	53,978	71,828	71,828
Reits (Ind/misc)	—	—	—
Total equity securities	$240,287	$375,788	$375,788

Cash & short-term investments	$74,776	$74,776	$74,776

Total investments and cash	$1,621,147	$1,841,021	$1,840,881

*Mortgage-backed, asset-backed & collateralized mortgage obligations.

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered public accounting firm on page 49 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2012	2011
ASSETS

Cash	$14,023	$346
Short-term investments, at cost which approximates fair value	431	11,217
Accounts receivable, affiliates	3,699	—
Investments in subsidiaries, at equity value	822,856	820,633
Investments in unconsolidated investee, at equity value	52,128	49,968
Fixed income:
Available-for-sale, at fair value (amortized cost - $19,967 in 2012 and $28,048 in 2011)	20,599	27,547
Property and equipment, at cost, net of accumulated depreciation of $240 in 2012 and $2,616 in 2011	709	4,771
Income taxes receivable - current	—	2,968
Deferred debt costs	112	219
Other assets	397	482
Total assets	$914,954	$918,151

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$—	$6,684
Income taxes payable—current	207	—
Income taxes payable—deferred	15,183	15,535
Bonds payable, long-term debt	100,000	100,000
Interest payable, long-term debt	2,727	2,727
Other liabilities	474	571
Total liabilities	$118,591	$125,517

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 32,727,731 shares in 2012 and 32,627,244 shares in 2011, and outstanding 21,262,624 shares in 2012 and 21,162,137 shares in 2011)	$32,728	$32,627
Paid in capital	235,262	227,788
Accumulated other comprehensive earnings, net of tax	143,170	117,325
Retained earnings	778,202	807,893
Deferred compensation	11,106	10,445
Treasury shares at cost (11,465,107 shares in 2012 and 2011)	(404,105)	(403,444)
Total shareholders’ equity	$796,363	$792,634
Total liabilities and shareholders’ equity	$914,954	$918,151

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2012	2011	2010
Net investment income	$837	$1,179	$675
Net realized investment gains (losses)	(2,834)	42	(13)
Equity in earnings of unconsolidated investees	8,853	6,497	7,101
Selling, general and administrative expenses	(7,867)	(7,766)	(7,998)
Interest expense on debt	(6,050)	(6,050)	(6,050)
Loss before income taxes	(7,061)	(6,098)	(6,285)
Income tax benefit	(8,071)	(4,949)	(8,754)
Net earnings (loss) before equity in net earnings of subsidiaries	1,010	(1,149)	2,469
Equity in net earnings of subsidiaries	102,336	127,747	125,728
Net earnings	$103,346	$126,598	$128,197
Other comprehensive income (loss), net of tax
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	$807	$277	$(530)
Less: reclassification adjustment for losses (gains) included in net earnings	(70)	(27)	8
Other comprehensive income (loss) - parent only	737	250	(522)
Equity in other comprehensive earnings of subsidiaries/investees	25,108	21,083	19,103
Other comprehensive earnings	25,845	21,333	18,581
Comprehensive earnings	$129,191	$147,931	$146,778

See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2012	2011	2010
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$1,010	$(1,149)	$2,469
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment (gains) losses	2,834	(42)	13
Depreciation	30	235	271
Other items, net	852	(104)	255
Change in:
Affiliate balances receivable/payable	(10,383)	3,026	(1,109)
Federal income taxes	3,964	3,330	1,730
Stock option excess tax benefit	(1,471)	(4,210)	(2,732)
Changes in investment in unconsolidated investees:
Undistributed earnings	(8,853)	(6,497)	(7,101)
Dividends received	6,600	—	7,920
Net cash provided by (used in) operating activities	$(5,417)	$(5,411)	$1,716
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(20,147)	$(29,621)	$(42,908)
Short-term investments, net	—	(10,198)	—
Property and equipment	(2,656)	(11)	(6)
Sale of:
Fixed income, available-for-sale	7,938	8,125	—
Short-term investments, net	10,786	—	15,072
Property and equipment	3,108	—	—
Call or maturity of:
Fixed income, available-for-sale	20,185	24,400	27,930
Cash dividends received-subsidiaries	138,000	150,000	208,000
Net cash provided by investing activities	$157,214	$142,695	$208,088
Cash flows from financing activities
Stock option excess tax benefit	$1,471	$4,210	$2,732
Proceeds from stock option exercises	6,104	8,821	5,087
Treasury shares purchased	—	(6,624)	(23,858)
Cash dividends paid	(145,695)	(143,371)	(193,848)
Net cash used in financing activities	$(138,120)	$(136,964)	$(209,887)
Net (decrease) increase in cash	13,677	320	(83)
Cash at beginning of year	346	26	109
Cash at end of year	$14,023	$346	$26

Interest paid on outstanding debt for 2012, 2011 and 2010 amounted to $6.0 million.  See Notes to Consolidated Financial Statements, as attached in Exhibit 13.  See also the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2012, 2011 and 2010

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2012

Casualty segment	$19,673	$955,730	$199,672	$267,697	$184,555
Property segment	14,523	169,250	103,854	202,402	132,507
Surety segment	18,148	33,503	65,820	106,472	19,166

RLI Insurance Group	$52,344	$1,158,483	$369,346	$576,571	$336,228

Year ended December 31, 2011

Casualty segment	$18,507	$973,077	$171,768	$236,198	$168,983
Property segment	14,474	133,861	103,346	203,660	120,422
Surety segment	19,124	43,776	66,153	98,594	20,740

RLI Insurance Group	$52,105	$1,150,714	$341,267	$538,452	$310,145

Year ended December 31, 2010

Casualty segment	$13,439	$1,005,935	$157,249	$232,047	$179,463
Property segment	12,658	134,691	93,265	181,645	90,734
Surety segment	14,145	33,317	51,023	79,690	14,378

RLI Insurance Group	$40,242	$1,173,943	$301,537	$493,382	$284,575

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2012, 2011 and 2010

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2012

Casualty segment	$(40,449)	$76,765	$21,387	$284,058
Property segment	(16,800)	60,070	14,933	202,971
Surety segment	(7,334)	59,527	8,651	106,057

RLI Insurance Group	$(64,583)	$196,362	$44,971	$593,086

Year ended December 31, 2011

Casualty segment	$(83,892)	$67,495	$22,215	$238,611
Property segment	(18,453)	57,878	13,481	210,904
Surety segment	(7,716)	58,495	8,616	100,123

RLI Insurance Group	$(110,061)	$183,868	$44,312	$549,638

Year ended December 31, 2010

Casualty segment	$(64,602)	$59,628	$20,474	$223,253
Property segment	(8,271)	52,847	12,042	179,899
Surety segment	(10,370)	44,419	6,068	81,988

RLI Insurance Group	$(83,243)	$156,894	$38,584	$485,140

See the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2012, 2011 and 2010

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2012

Casualty	$362,724	$96,039	$1,012	$267,697	0.4%
Property	203,072	76,817	76,147	202,402	37.6%
Surety	113,328	7,294	438	106,472	0.4%

RLI Insurance Group Premiums earned	$679,124	$180,150	$77,597	$576,571	13.5%

2011

Casualty	$327,411	$91,991	$778	$236,198	0.3%
Property	194,946	56,356	65,070	203,660	32.0%
Surety	103,606	6,148	1,136	98,594	1.2%

RLI Insurance Group Premiums earned	$625,963	$154,495	$66,984	$538,452	12.4%

2010

Casualty	$325,707	$94,807	$1,147	$232,047	0.5%
Property	189,298	53,487	45,834	181,645	25.2%
Surety	84,664	5,630	656	79,690	0.8%

RLI Insurance Group Premiums earned	$599,669	$153,924	$47,637	$493,382	9.7%

See the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012, 2011 and 2010

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2012 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2011 Allowance for uncollectible reinsurance	$26,900	$—	$(496)	$26,404

2010 Allowance for uncollectible reinsurance	$29,620	$(1,865)	$(855)	$26,900

See the accompanying report of independent registered public accounting firm on page 49 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2012, 2011 and 2010

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2012	$52,344	$1,158,483	$369,346	$576,571	$58,831
2011	$52,105	$1,150,714	$341,267	$538,452	$63,681
2010	$40,242	$1,173,943	$301,537	$493,382	$66,799

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2012	$336,228	$(64,583)	$196,362	$269,955	$593,086
2011	$310,145	$(110,061)	$183,868	$276,461	$549,638
2010	$284,575	$(83,243)	$156,894	$191,620	$485,140

(1)         Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 49 of this report.

EXHIBIT INDEX

Exhibit No.		Description of Document	Reference (page)

3.	1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2009.

3.	2	Restated By-Laws	Incorporated by reference to the Company’s Form 8-K filed November 18, 2008.

4.	1	Senior Indenture dated as of December 9, 2003	Incorporated by reference to the Company’s Form 8-K filed December 10, 2003.

10.	1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.	2	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637.

10.	3	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.	5	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.	6	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.	7	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.	8	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

10.	9	RLI Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2011

10.	10	RLI Long-Term Incentive Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 7, 2010, File No. 333-166614.

11.	0	Statement re: computation of per share earnings	Refer to the Note 1O, “Earnings per share,” on page 40 of the 2012 Annual Report to Shareholders, attached as Exhibit 13.

13.	0	2012 Annual Report to Shareholders	Attached as Exhibit 13.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 61

23.1	Consent of KPMG LLP	Page 62

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 63

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 64

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 65

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 66

101	XBRL-Related Documents	Attached as Exhibit 101