Form 10-Q
period 2013-03-31
RLI CORP
filed 2013-04-29
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12, 2013, the number of shares outstanding of the registrant’s Common Stock was 21,283,684.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods Ended March 31,
(in thousands, except per share data)	2013	2012

Net premiums earned	$144,151	$137,280
Net investment income	12,886	15,293
Net realized investment gains	3,684	11,416
Consolidated revenue	160,721	163,989
Losses and settlement expenses	61,448	61,883
Policy acquisition costs	50,336	48,197
Insurance operating expenses	12,569	12,259
Interest expense on debt	1,512	1,500
General corporate expenses	2,386	1,987
Total expenses	128,251	125,826
Equity in earnings of unconsolidated investee	3,499	2,946
Earnings before income taxes	35,969	41,109
Income tax expense	11,122	13,071
Net earnings	$24,847	$28,038

Other comprehensive earnings, net of tax	17,553	10,776
Comprehensive earnings	$42,400	$38,814

Earnings per share:
Basic:

Basic net earnings per share	$1.17	$1.32
Basic comprehensive earnings per share	$1.99	$1.83

Diluted:

Diluted net earnings per share	$1.15	$1.30
Diluted comprehensive earnings per share	$1.96	$1.80

Weighted average number of common shares outstanding
Basic	21,272	21,188
Diluted	21,623	21,528

Cash dividends declared per common share	$0.32	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2013	2012

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,413,570	$1,378,582
Held-to-maturity, at amortized cost	5,736	11,728
Trading, at fair value	6	7
Equity securities, at fair value	407,680	375,788
Short-term investments, at cost	3,465	30,462
Cash	22,371	44,314
Total investments and cash	1,852,828	1,840,881
Accrued investment income	12,904	14,403
Premiums and reinsurance balances receivable	117,599	139,355
Ceded unearned premium	69,888	73,192
Reinsurance balances recoverable on unpaid losses	338,553	359,884
Deferred policy acquisition costs	55,130	52,344
Property and equipment	31,464	27,987
Investment in unconsolidated investee	55,533	52,128
Goodwill and intangibles	75,787	76,113
Other assets	10,593	8,345
TOTAL ASSETS	$2,620,279	$2,644,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,111,725	$1,158,483
Unearned premiums	374,857	369,346
Reinsurance balances payable	26,041	43,959
Funds held	59,637	56,633
Income taxes-deferred	68,049	55,566
Bonds payable, long-term debt	100,000	100,000
Accrued expenses	34,206	49,933
Other liabilities	12,249	14,349
TOTAL LIABILITIES	$1,786,764	$1,848,269

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(32,747,665 shares issued, 21,282,558 shares outstanding at 3/31/13)
(32,727,731 shares issued, 21,262,624 shares outstanding at 12/31/12)	32,748	32,728
Paid-in capital	236,801	235,262
Accumulated other comprehensive earnings	160,723	143,170
Retained earnings	796,242	778,202
Deferred compensation	10,162	11,106
Less: Treasury shares at cost
(11,465,107 shares at 3/31/13 and 12/31/12)	(403,161)	(404,105)
TOTAL SHAREHOLDERS’ EQUITY	833,515	796,363
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,620,279	$2,644,632

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods Ended March 31,
(in thousands)	2013	2012

Net cash used in operating activities	$(6,328)	$(3,247)
Cash Flows from Investing Activities
Investments purchased	(123,747)	(289,784)
Investments sold	54,647	113,584
Investments called or matured	36,680	180,660
Net change in short-term investments	26,329	(6,775)
Net property and equipment purchased	(4,276)	(2,545)
Net cash used in investing activities	$(10,367)	$(4,860)

Cash Flows from Financing Activities
Cash dividends paid	$(6,807)	$(6,362)
Stock plan share issuance	819	2,736
Excess tax benefit from exercise of stock options	740	855
Net cash used in financing activities	$(5,248)	$(2,771)

Net decrease in cash	(21,943)	(10,878)
Cash at the beginning of the period	44,314	81,184
Cash at March 31	$22,371	$70,306

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2013 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.          ADOPTED ACCOUNTING STANDARDS

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

This ASU permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment are used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories.

We adopted ASU 2012-02 on January 1, 2013. The adoption did not have a material effect on our financial statements. There have been no triggering events that would suggest possible impairment or that it is more likely than not that the fair values of indefinite-lived intangible assets are less than their carrying amounts.

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The intent of the guidance is to provide financial statement users with a single location to determine the effect of reclassification adjustments on the financial statements.

We adopted ASU 2013-02 on January 1, 2013. The required disclosures have been included in note 1.F. to these unaudited condensed consolidated interim financial statements.

C.            PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of March 31, 2013.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $75.8 million at March 31, 2013. These assets relate to acquisition activity including our recent acquisitions of Contractors Bonding and Insurance Company (CBIC) and Rockbridge Underwriting Agency (Rockbridge).

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $33.1 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets in the second quarter of 2012. Based upon these reviews, none of the assets were impaired. In addition, as of March 31, 2013, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $3.9 million, net of amortization, as of March 31, 2013.

The remaining $16.5 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Goodwill attributable to our casualty segment totaled $12.4 million. Definite-lived intangible assets totaled $4.1 million, net of amortization, as of March 31, 2013. We completed our evaluation of the acquisition under ASC Topic 805, Business Combinations, in January 2013, which resulted in no adjustments from amounts recorded at December 31, 2012. See note 6 to the unaudited condensed consolidated interim financial statements for further discussion.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.3 million for the first quarter of 2013.

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

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the unaudited condensed consolidated interim financial statements.

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2013			Ended March 31, 2012
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$24,847	21,272	$1.17	$28,038	21,188	$1.32
Effect of Dilutive Securities
Stock options	—	351		—	340

Diluted EPS
Income available to common shareholders	$24,847	21,623	$1.15	$28,038	21,528	$1.30

F.              COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the income statement, we used a 35 percent tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

	For the Three-Month Period	For the Three-Month Period
(in thousands)	Ended March 31, 2013	Ended March 31, 2012
Unrealized Gains and Losses on Available-for-Sale Securities
Beginning balance	$143,170	$117,325
Other comprehensive earnings before reclassifications	20,267	19,509
Amounts reclassified from accumulated other comprehensive earnings	(2,714)	(8,733)
Net current-period other comprehensive earnings	$17,553	$10,776
Ending balance	$160,723	$128,101

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other Comprehensive Earnings (in thousands)
Component of Accumulated	For the Three-Months	For the Three-Months	Affected line item in the
Other Comprehensive Earnings	Ended March 31, 2013	Ended March 31, 2012	Statement of Earnings

Unrealized gains and losses on available-for-sale securities
	$4,176	$13,436	Net realized investment gains

	—	—	Other-than-temporary impairment (OTTI) losses on investments
	4,176	13,436	Earnings before income taxes
	(1,462)	(4,703)	Income tax expense
	$2,714	$8,733	Net earnings

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities. As disclosed in our 2012 Annual Report on Form 10-K, we present our investments in these classes as available-for-sale, held-to-maturity, or trading securities. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2013 and December 31, 2012 were as follows:

Available-for-sale

(in thousands)

	3/31/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$11,585	$118	$—	$11,703
Corporate	538,511	42,304	(632)	580,183
Mortgage-backed	251,591	13,359	(177)	264,773
ABS/CMO*	84,226	3,743	(193)	87,776
Non-U.S. govt. & agency	8,411	833	—	9,244
U.S. government	16,997	330	—	17,327
Municipal	427,903	14,934	(273)	442,564
Total Fixed Income	$1,339,224	$75,621	$(1,275)	$1,413,570

Equity	$235,195	$172,775	$(290)	$407,680

Available-for-sale

(in thousands)

	12/31/2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$11,609	$150	$—	$11,759
Corporate	535,437	45,497	(226)	580,708
Mortgage-backed	234,629	15,758	—	250,387
ABS/CMO*	72,681	4,648	—	77,329
Non-U.S. govt. & agency	8,410	957	—	9,367
U.S. government	16,358	355	—	16,713
Municipal	415,226	17,250	(157)	432,319
Total Fixed Income	$1,294,350	$84,615	$(383)	$1,378,582

Equity	$240,287	$136,376	$(875)	$375,788

*Asset-backed and collateralized mortgage obligations

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2013:

	3/31/2013
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$25,339	$25,448
Due after one year through five years	140,966	150,519
Due after five years through 10 years	680,044	722,419
Due after 10 years	157,058	162,635
Mtge/ABS/CMO*	335,817	352,549
Total available-for-sale	$1,339,224	$1,413,570

*Mortgage-backed, asset-backed & collateralized mortgage obligations

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at March 31, 2013 and December 31, 2012 were as follows:

Held-to-maturity

(in thousands)

3/31/2013
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$5,085	$10	$—	$5,095
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
Municipal	651	60	—	711
Total Fixed Income	$5,736	$70	$—	$5,806

Held-to-maturity

(in thousands)

12/31/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$10,076	$74	$—	$10,150
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
Municipal	1,652	66	—	1,718
Total Fixed Income	$11,728	$140	$—	$11,868

*Asset-backed and collateralized mortgage obligations

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of March 31, 2013:

	3/31/2013
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	651	711
Due after five years through 10 years	—	—
Due after 10 years	5,085	5,095
Mtge/ABS/CMO*	—	—
Total held-to-maturity	$5,736	$5,806

*Mortgage-backed, asset-backed & collateralized mortgage obligations

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2013 and December 31, 2012, unrealized losses, as shown in the following tables, were less than 1% of total invested assets. Unrealized losses have increased in 2013, as interest rates have increased during the first three months of the year.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at March 31, 2013

(in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S. Agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Non-U.S. govt. & agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$28,234	$—	$28,234
Cost or Amortized Cost	28,411	—	28,411
Unrealized Loss	(177)	—	(177)

ABS/CMO*
Fair value	$14,612	$—	$14,612
Cost or Amortized Cost	14,805	—	14,805
Unrealized Loss	(193)	—	(193)

Corporate
Fair value	$68,943	$976	$69,919
Cost or Amortized Cost	69,558	993	70,551
Unrealized Loss	(615)	(17)	(632)

Municipal
Fair value	$52,178	$—	$52,178
Cost or Amortized Cost	52,451	—	52,451
Unrealized Loss	(273)	—	(273)

Subtotal, debt securities
Fair value	$163,967	$976	$164,943
Cost or Amortized Cost	165,225	993	166,218
Unrealized Loss	(1,258)	(17)	(1,275)

Equity securities
Fair value	$2,379	$—	$2,379
Cost or Amortized Cost	2,669	—	2,669
Unrealized Loss	(290)	—	(290)

Total
Fair value	$166,346	$976	$167,322
Cost or Amortized Cost	167,894	993	168,887
Unrealized Loss	(1,548)	(17)	(1,565)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of less than $0.1 million classified as trading.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at December 31, 2012

(in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$749	$—	$749
Cost or Amortized Cost	749	—	749
Unrealized Loss	—	—	—

U.S. Agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Non-U.S. govt. & agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

ABS/CMO *
Fair value	$18	$—	$18
Cost or Amortized Cost	18	—	18
Unrealized Loss	—	—	—

Corporate
Fair value	$35,969	$960	$36,929
Cost or Amortized Cost	36,162	993	37,155
Unrealized Loss	(193)	(33)	(226)

Municipal
Fair value	$35,064	$—	$35,064
Cost or Amortized Cost	35,221	—	35,221
Unrealized Loss	(157)	—	(157)

Subtotal, debt securities
Fair value	$71,800	$960	$72,760
Cost or Amortized Cost	72,150	993	73,143
Unrealized Loss	(350)	(33)	(383)

Equity securities
Fair value	$16,207	$—	$16,207
Cost or Amortized Cost	17,082	—	17,082
Unrealized Loss	(875)	—	(875)

Total
Fair value	$88,007	$960	$88,967
Cost or Amortized Cost	89,232	993	90,225
Unrealized Loss	(1,225)	(33)	(1,258)

* Asset-backed & collateralized mortgage obligations.

This table excludes securities with a fair value of $0.1 million, classified as trading.

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2013 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$158,976	$157,730	$(1,246)	97.7%
2	BBB	Baa	7,242	7,213	(29)	2.3%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$166,218	$164,943	$(1,275)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $22.4 million at the end of the first quarter of 2013, compared to $44.3 million at the end of 2012. Short-term investments are carried at cost, which approximates fair value. The balance at March 31, 2013 was $3.5 million compared to $30.5 million at December 31, 2012.

Evaluating Investments for OTTI

The fixed income portfolio contained 69 securities in an unrealized loss position as of March 31, 2013. The $1.3 million in associated unrealized losses for these 69 securities represents less than 0.1% of the fixed income portfolio’s cost basis. Of these 69 securities, one has been in an unrealized loss position for 12 consecutive months or longer and represents less than $0.1 million in unrealized losses. We believe the amortized cost of this security is fully recoverable under current assumptions. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of March 31, 2013, we held one common stock security that was in an unrealized loss position. The unrealized loss on this security was $0.3 million. Based on our analysis, we believe the security will recover in a reasonable period of time and we have the intent and ability to hold it until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer.

No securities were considered to be other-than-temporarily impaired during the first quarter of 2013 or 2012.

3.                                               FAIR VALUE MEASUREMENTS

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date.

We determined the fair values of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

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

Corporate, Agencies, Government and Municipal Bonds: The pricing vendor uses a generic model which uses standard inputs, including (listed in order of priority for use), benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All corporate, agency, government and municipal securities were deemed Level 2.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	6	—	6
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$6	$—	$6
Available-for-sale securities
U.S. agency	$—	$11,703	$—	$11,703
Corporate	—	580,183	—	580,183
Mortgage-backed	—	264,773	—	264,773
ABS/CMO*	—	87,776	—	87,776
Non-U.S. govt. & agency	—	9,244	—	9,244
U.S. government	—	17,327	—	17,327
Municipal	—	442,564	—	442,564
Equity	407,680	—	—	407,680
Total available-for-sale securities	$407,680	$1,413,570	$—	$1,821,250
Total	$407,680	$1,413,576	$—	$1,821,256

*Asset-backed & collateralized mortgage obligations

	As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMO*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agency	$—	$11,759	$—	$11,759
Corporate	—	580,708	—	580,708
Mortgage-backed	—	250,387	—	250,387
ABS/CMO*	—	77,329	—	77,329
Non-U.S. govt. & agency	—	9,367	—	9,367
U.S. government	—	16,713	—	16,713
Municipal	—	432,319	—	432,319
Equity	375,788	—	—	375,788
Total available-for-sale securities	$375,788	$1,378,582	$—	$1,754,370
Total	$375,788	$1,378,589	$—	$1,754,377

*Asset-backed & collateralized mortgage obligations

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2013.

4.                                               STOCK BASED COMPENSATION

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for grants of up to 1,500,000 shares (subject to adjustment for changes in our capitalization). Since 2005, we have granted 1,228,726 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends in 2012, 2011 and 2010.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 869,400 stock options under the LTIP, including 29,500 thus far in 2013.

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

The following tables summarize option activity for the periods ended March 31, 2013 and 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	1,472,602	$44.45
Options granted	29,500	$69.48
Options exercised	(42,573)	$36.09		$1,408
Options canceled/forfeited	(19,410)	$50.89
Outstanding options at March 31, 2013	1,440,119	$45.12	5.28	$38,492
Exercisable options at March 31, 2013	655,389	$36.97	4.10	$22,857

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	34,500	$72.61
Options exercised	(50,140)	$41.28		$1,544
Options canceled/forfeited	(2,010)	$45.10
Outstanding options at March 31, 2012	1,263,216	$44.11	5.53	$34,810
Exercisable options at March 31, 2012	568,016	$39.80	4.44	$18,087

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2013, 29,500 options were granted with an average exercise price of $69.48 and an average fair value of $13.37. We recognized $0.8 million of expense in the first three months of 2013 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the first three months of 2013 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $3.7 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.8 million of expense in the first three months of 2012, and a tax benefit of $0.3 million related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2013	2012
Weighted-average fair value of grants	$13.37	$14.68
Risk-free interest rates	1.14%	1.00%
Dividend yield	1.98%	1.92%
Expected volatility	25.52%	25.79%
Expected option life	5.65 years	5.80 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life. The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period. It excludes the special dividends paid in the fourth quarters of 2012, 2011 and 2010. The expected volatility is calculated based on the mean reversion of RLI’s stock. The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

In 2013, we began providing restricted stock to outside directors. Shares are issued to outside directors from the LTIP as part of annual director compensation and are directly owned by each director on the date of issuance. The shares are issued annually in the first quarter and include a one-year restriction on the sale or transfer of such shares. In the first quarter of 2013, we issued a total of 1,160 restricted shares and recognized $0.1 million of compensation expense.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods
	Ended March 31,
	REVENUES
	2013	2012
Casualty	$72,969	$63,510
Property	44,981	46,992
Surety	26,201	26,778

Segment totals before income taxes	$144,151	$137,280

Net investment income	12,886	15,293
Net realized gains	3,684	11,416

Total consolidated revenue	$160,721	$163,989

	NET EARNINGS
	2013	2012
Casualty	$4,104	$552
Property	10,924	11,917
Surety	4,770	2,472

Net underwriting income	$19,798	$14,941

Net investment income	12,886	15,293
Net realized gains	3,684	11,416
General corporate expense and interest on debt	(3,898)	(3,487)
Equity in earnings of unconsolidated investee	3,499	2,946

Total earnings before income taxes	$35,969	$41,109
Income tax expense	11,122	13,071

Total net earnings	$24,847	$28,038

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2013	2012

Casualty
General liability	$20,777	$20,757
Commercial and personal umbrella	18,950	16,160
Commercial transportation	9,934	8,307
P&C package business	7,421	6,899
Executive products	4,346	3,810
Professional services	9,009	5,668
Specialty programs	504	705
Medical professional liability	750	—
Other	1,278	1,204
Total	$72,969	$63,510

Property
Commercial property	$19,616	$18,552
Marine	14,614	15,214
Crop reinsurance	1,267	1,050
Property reinsurance	5,272	7,387
Other property	4,212	4,789
Total	$44,981	$46,992

Surety
Miscellaneous	$9,481	$9,786
Contract	6,459	6,550
Commercial	5,711	5,405
Oil and Gas	4,550	5,037
Total	$26,201	$26,778

Grand Total	$144,151	$137,280

6. ACQUISITION

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency. Rockbridge specializes in medical professional liability insurance in the excess and surplus market. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers.

Total consideration utilized in our fair value analysis was $16.7 million, which includes $15.5 million of cash paid at acquisition, and $1.2 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain loss ratio targets and may be adjusted in future periods based on actual performance achieved. As of March 31, 2013, the recorded value of the contingent earn-out agreement is

$1.2 million. Goodwill of $12.4 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, attributable to our casualty segment was recorded. In addition, $4.2 million of separately identifiable intangible assets resulting from the valuations of trade name and acquired software and agency-related relationships ($4.1 million net of related amortization as of March 31, 2013) was recognized. In accordance with GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. However, we concluded our analysis in January 2013, which resulted in no adjustments to amounts recorded at December 31, 2012.

During the first quarter of 2013, Rockbridge contributed gross written premiums of $5.0 million and net earned premiums of $0.8 million to our casualty segment.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2012.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for 17 consecutive years, averaging an 87.9 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, has also enhanced overall returns. We have a diversified investment portfolio and monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, package business and other specialty coverages, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical professional liability coverages in the excess and surplus market. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and select personal lines policies, including recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We offer miscellaneous bonds, including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

While rates improved modestly on most coverages in 2012, the insurance marketplace has generally softened over the last several years, meaning that the marketplace became more competitive and prices decreased even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements on our 2012 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

Combined ratio

This ratio is a common industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated interim financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2013, make a reasonable provision to meet our future obligations.

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

•                  Operational processes undergoing significant change, and/or

•                  High sensitivity to significant swings in loss trends, economic change or legislative change.

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our newer products such as crop reinsurance and medical professional liability, as well as for executive products, professional services and marine, we utilize external data extensively.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of March 31, 2013.

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

We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three pricing categories that are used to classify fair value.

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

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with the terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as the absence of intent to sell or requirement to sell fixed income securities prior to recovery. In addition, we consider price declines of fixed income securities in our OTTI analysis where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration as opposed to rising interest rates.

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

•      A downgrade in credit quality by a major rating agency.

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

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold equity securities in an unrealized loss position. For fixed income securities, we consider our intent to sell a security (which is determined on a security-by-security basis) and whether it is more likely than not we will be required to sell the security before the recovery of our amortized cost basis. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

Recoverability of Reinsurance Balances

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings for those reinsurers that are publicly traded, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Further discussion of our reinsurance balances recoverable can be found in note 5 to the financial statements included in our 2012 Annual Report on Form 10-K.

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

Periodically, management reviews our deferred tax positions to determine if it is more likely than not that the assets will be realized. These reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported, as well as the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. After conducting the periodic review, if management determines that the realization of the tax asset does not meet the more likely than not criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered. These estimates enter into the determination of the applicable tax rates and are subject to change based on the circumstances.

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

THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Consolidated revenues, as displayed in the table that follows, totaled $160.7 million for the first three months of 2013 compared to $164.0 million for the same period in 2012.

	For the Three-Month Periods
	Ended March 31,
	2013	2012
Consolidated revenues (in thousands)
Net premiums earned	$144,151	$137,280
Net investment income	12,886	15,293
Net realized investment gains	3,684	11,416
Total consolidated revenue	$160,721	$163,989

Consolidated revenue for the first three months of 2013 decreased $3.3 million, or 2%, from the same period in 2012, due primarily to reduced levels of realized investment gains. Net premiums earned for the Group increased 5% as growth from our casualty segment offset slight declines within our property and surety segments. Premium growth for 2013 was attributable to both new product initiatives and more mature product offerings. Net investment income declined 16% to $12.9 million on lower reinvestment rates and a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. We realized net investment gains of $3.7 million in the first three months of 2013, compared to $11.4 million during the same period of 2012. The comparable decrease resulted from the sales of equities and corporate bonds in 2012, the proceeds of which were rebalanced into fixed income securities, which raised overall credit quality.

Net after-tax earnings for the first three months of 2013 totaled $24.8 million, $1.15 per diluted share, compared to $28.0 million, $1.30 per diluted share for the same period in 2012. Both periods benefited from underwriting income that was bolstered by favorable reserve development. In 2013, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $10.8 million. From a comparative standpoint, results for 2012 included favorable development on prior years’ loss and hurricane reserves which resulted in additional pretax earnings of $7.7 million. Results for 2012 also included a $1.2 million reduction in reinsurance reinstatement premiums due to favorable development on prior year marine reserves. Bonus and profit sharing-related expenses associated with these specific items totaled $1.4 million in 2013 and $1.1 million in 2012. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonuses earned by executives, managers and associates are predominately influenced by corporate performance, principally operating earnings and return on capital.

During the first three months of 2013, equity in earnings of unconsolidated investee totaled $3.5 million from Maui Jim, Inc. (Maui Jim).  This result was $0.6 million higher than results for the same period last year.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $42.4 million, $1.96 per diluted share, for the first three months of 2013, compared to $38.8 million, $1.80 per diluted share, for the same period in 2012. Unrealized gains, net of tax, for the first three months of 2013 were $17.6 million, compared to unrealized gains, net of tax, of $10.8 million for the same period in 2012. Current asset allocation strategies have focused on high quality fixed income securities within our target duration.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 10% to $193.8 million for the first three months of 2013, led by growth in our casualty segment. The overall growth in premium writings was driven by expansion efforts and new product initiatives. Newer product initiatives comprised nearly 28% of total premiums. In addition, continued upward pricing momentum on select lines has improved premium production. Underwriting income for the Group increased to $19.8 million for the first three months of 2013 compared to $14.9 million in 2012. Both periods benefited from favorable development on prior year loss and hurricane reserves, though to a greater extent in the current year. The GAAP combined ratio totaled 86.2 in 2013, compared to 89.1 in 2012. The Group’s loss ratio decreased to 42.6, from 45.1, while the Group’s expense ratio decreased to 43.6 from 44.0.

	For the Three-Month Periods
	Ended March 31,
	2013	2012
Gross premiums written (in thousands)
Casualty	$103,451	$84,368
Property	64,020	63,852
Surety	26,321	27,798
Total	$193,792	$176,018

Underwriting income (in thousands)
Casualty	$4,104	$552
Property	10,924	11,917
Surety	4,770	2,472
Total	$19,798	$14,941

Combined ratio
Casualty	94.4	99.1
Property	75.7	74.7
Surety	81.8	90.7
Total	86.2	89.1

Casualty

Gross premiums written for the casualty segment totaled $103.5 million for the first three months of 2013, an increase of $19.1 million, or 23%, from the same period last year. Growth was achieved across multiple lines with both mature products and new initiatives increasing production. Improvements in the pricing environment for most products have also contributed to growth within the segment. Growth within our more mature products was led by transportation and umbrella. Transportation contributed $14.0 million of gross premiums written, an increase of 55% from the same period last year, while umbrella recorded $28.7 million of premium, up 18% from the prior year quarter. In addition, our executive products group contributed $7.9 million in premium, an increase of 21%. Growth in these products served to offset a $3.2 million, or 14%, decrease from general liability, our largest casualty product. The habitational component of the general liability book has presented challenges in recent years, causing us to re-underwrite certain policies and pursue rate increases where pricing was inadequate. When efforts to secure adequate pricing have been unsuccessful, we have exited those policies, which has negatively impacted premium written. Newer product offerings also experienced growth compared to the prior year quarter, led by our professional services products and the recently acquired medical professional liability line. Professional services posted $13.2 million in gross premiums written, up $4.8 million, or 57% from the same period last year, as we continue to expand our geographic footprint and round out our product offerings to architects and engineers. Medical professional liability contributed $5.0 million of premium in its first full quarter of activity since the acquisition of Rockbridge in November of 2012. Our P&C package business, acquired with the CBIC acquisition, also delivered solid growth, with premiums written for the quarter up 11% to $9.8 million.

In total, the casualty segment recorded underwriting income of $4.1 million, compared to $0.6 million for the same period last year. Both periods included favorable development on prior years’ loss reserves. Products which benefited from favorable prior year development in 2013 included general liability, executive products, P&C package, and umbrella. Due to positive emergence, during the first three months of 2013, we released reserves, improving the segment’s underwriting results by $10.0 million. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2012). Comparatively, the first quarter of 2012 included favorable development on prior years’ loss reserves which improved the segment’s underwriting results by $6.3 million.

Overall, the combined ratio for the casualty segment was 94.4 for 2013 compared to 99.1 in 2012. The segment’s loss ratio was 56.6 in 2013 compared to 61.2 in 2012, driven by product mix and the higher amount of favorable development on prior accident years’ reserves. The expense ratio for the casualty segment was 37.8 for the first three months of 2013 compared to 37.9 for the same period of 2012.

Property

Gross premiums written for the Group’s property segment totaled $64.0 million for the first three months of 2013, flat compared to the same period last year. While flat overall, premium growth was experienced within select newer product offerings. Our crop reinsurance business increased gross premiums written to $11.1 million, up 44% due to increased participation over the prior year quarter, while our recreational vehicle program, which was launched in the fourth quarter of 2012, posted premiums of $1.3 million. Additional growth in the first three months of 2013 was attributable to our fire and marine products, which increased gross premiums written by 3% and 2%, respectively, from the same period in 2012. Premium growth within the segment was offset by declines in other catastrophe-exposed assumed reinsurance programs, which decreased $2.3 million, or 24%, from the prior year quarter. Further offsetting growth was an 8% decline in premiums from our difference-in-conditions (DIC) product, and reduced pet insurance premiums resulting from our late-2012 exit from that product line.

Underwriting income for the segment was $10.9 million for the first three months of 2013, compared to $11.9 million for the same period in 2012. Results for 2013 reflected $0.4 million of favorable development on prior years’ loss and hurricane reserves. In addition, losses related to Hurricane Sandy remain in line with initial reserves established in the fourth quarter of 2012. Comparatively, results for 2012 benefited from $3.2 million of favorable development on prior years’ reserves related to 2011 catastrophes and our crop and marine businesses.

Segment results for 2013 translated into a combined ratio of 75.7, compared to 74.7 for the same period last year. The segment’s loss ratio was 33.6 in 2013 compared to 34.2 in 2012. From an expense standpoint, the segment’s expense ratio increased slightly to 42.1 for 2013 from 40.5 for 2012.

Surety

The surety segment recorded gross premiums written of $26.3 million for the first three months of 2013, a decrease of $1.5 million, or 5%, from the same period last year, as the segment continues to feel pressures of the slow economic recovery and increased competition. Commercial surety premiums increased slightly while premiums from miscellaneous and contract bonds decreased 4% and 2%, respectively, from the prior year quarter. Premiums from our oil and gas product decreased $1.0 million, or 19%, from the non-renewal of a single one-year bond written in the first quarter of 2012.

The segment recorded underwriting income of $4.8 million, compared to $2.5 million for the same period last year. Results for 2013 included favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $0.4 million. From a comparative standpoint, 2012 results included adverse development on prior accident years’ contract surety loss reserves which reduced the segment’s underwriting results by $1.4 million.

The combined ratio for the surety segment totaled 81.8 in 2013, versus 90.7 for the same period in 2012. The segment’s loss ratio was 19.2 for 2013, compared to 25.9 for 2012, due largely to benefits in the current year related to favorable development on prior year reserves. From an expense standpoint, cost synergies realized from the integration of CBIC have improved the segment’s expense ratio, which decreased to 62.6 for 2013 from 64.8 for 2012.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first three months of 2013, net investment income decreased 15.7% from that reported for the same period in 2012. Both lower reinvestment rates and a higher allocation to tax-exempt municipals contributed to the decline in investment income. Because of their tax preference, municipals typically trade with lower nominal yields than taxable alternatives.

	3/31/2013		12/31/2012
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,419,312	76.6%	$1,390,317	75.5%
Equity securities	407,680	22.0%	375,788	20.4%
Cash and short-term investments	25,836	1.4%	74,776	4.1%
Total	$1,852,828	100.0%	$1,840,881	100.0%

Our current equity allocation represents 22% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average annual yields on our fixed income investments (excluding short-term investments) for the first three months of 2013 and 2012 were as follows:

	2013	2012
Pretax Yield
Taxable	3.54%	4.16%
Tax-Exempt	2.71%	3.50%
After-tax Yield
Taxable	2.30%	2.70%
Tax-Exempt	2.57%	3.31%

The fixed income portfolio increased by $29.0 million in the first three months of 2013. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.2%. Average fixed income duration was 4.9 at March 31, 2013, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $31.9 million during the first three months of 2013, to $407.7 million, and had a total return of 11.6% through March 31, 2013.

We recognized a total of $3.7 million in net realized gains in the first three months of 2013, compared to net realized gains of $11.4 million in the first three months of 2012.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2013, including fair value, cost basis, and unrealized gains and losses.

	3/31/2013
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer Discretionary	$11,071	$23,018	$11,947	$—	$11,947	107.9%
Consumer Staples	17,510	40,155	22,645		22,645	129.3%
Energy	14,583	31,556	16,973		16,973	116.4%
Financials	30,074	43,916	13,842		13,842	46.0%
Healthcare	9,654	26,949	17,295		17,295	179.1%
Industrials	20,876	37,300	16,424		16,424	78.7%
Information Technology	22,722	31,611	8,889		8,889	39.1%
Materials	3,301	6,664	3,363		3,363	101.9%
Telecommunications	8,541	16,598	8,347	(290)	8,057	94.3%
Utilities	42,885	70,486	27,601		27,601	64.4%
ETF	53,978	79,427	25,449		25,449	47.1%
	$235,195	$407,680	$172,775	$(290)	$172,485	73.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities. As of March 31, 2013, we had $443.3 million in municipal securities. As of March 31, 2013, approximately 29% of our municipal bond portfolio maintains an ‘AAA’ rating, and 93% of our municipal bond portfolio maintains an ‘AA’ or better rating. The entire municipal bond portfolio is rated at least ‘A’ or better. At December 31, 2012, approximately 99% of our municipal bond portfolio held an ‘AA’ or better rating, while 100% were rated ‘A’ or better.

INCOME TAXES

Our effective tax rate for the first three months of 2013 was 31% compared to 32% for the same period in 2012. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first three months of 2013 was lower due to an increase in tax-favored investment income relative to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first three months of 2013 and 2012 as a result of the following:

	2013		2012
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$12,589	35%	$14,388	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(815)	-2%	(616)	-1%
Dividends received deduction	(583)	-2%	(624)	-2%
Dividends paid deduction	(189)	0%	(167)	0%
Other items, net	120	0%	90	0%

Total tax expense	$11,122	31%	$13,071	32%

We are currently under examination by the IRS for federal income tax years 2010 and 2011. The exam began in March of 2013. In addition, although the 2009 tax year was previously audited, it remains open and subject to further examination.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Operating cash flows	$(6,328)	$(3,247)
Investing cash flows	$(10,367)	$(4,860)
Financing cash flows	$(5,248)	$(2,771)
Total	$(21,943)	$(10,878)

Cash flows from operating activities are typically lower during the first quarter due to the timing of reinsurance deposits, the cyclical nature of premium renewals and payment receipts, as well as outlays for bonus, retirement, and profit-sharing contributions. In addition, claim payments have a significant influence on operating cash flow. During the first quarter of 2013, claim payments increased over prior year, due largely to amounts paid on 2012 catastrophes and reinsured crop losses.

We have $100.0 million in long-term debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. The estimated fair value for the senior note at March 31, 2013 was $101.5 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities. In December 2012, we filed a universal shelf registration statement with the SEC for the potential offering and sale of securities, including equity, debt and other forms of securities. We may offer these securities from time to time at prices and terms to be determined at the time of the offering. This shelf registration is not denominated or limited as to dollar amount, and has an effective term of three years.

As of March 31, 2013, we had cash, short-term investments and other investments maturing within one year of approximately $28.9 million and an additional $157.7 million maturing between one to five years. As of March 31, 2013, our short-term investments were held primarily in prime and government/agency funds within multiple fund families. All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of and during the quarter ended March 31, 2013 no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2013, our investment portfolio had a book value of $1.9 billion. Invested assets at March 31, 2013, increased by $11.9 million from December 31, 2012.

As of March 31, 2013, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$16,670	$16,798	$128	0.9%	AA
Corporate	538,511	580,183	41,672	31.3%	A
Mortgage-backed	251,596	264,779	13,183	14.3%	AA
ABS/CMO**	84,226	87,776	3,550	4.8%	AAA
Non-U.S. govt. & agency	8,411	9,244	833	0.5%	AA
U.S. government	16,997	17,327	330	0.9%	AA
Municipal	428,554	443,275	14,721	23.9%	AA
Total Fixed Income	$1,344,965	$1,419,382	$74,417	76.6%	AA

Equity	$235,195	$407,680	$172,485	22.0%

Cash and short-term investments	$25,836	$25,836	$—	1.4%

Total Portfolio	$1,605,996	$1,852,898	$246,902	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and collateralized mortgage obligations

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of March 31, 2013, our fixed income portfolio had the following rating distribution:

AAA	15.7%
AA	45.5%
A	30.0%
BBB	8.5%
NR	0.3%
Total	100.0%

As of March 31, 2013, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 647 individual issues as of March 31, 2013.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2013, we had $18.1 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2013 we had $69.7 million in commercial mortgage backed securities (CMBS) and $264.8 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.8 percent of our investment portfolio at quarter end.

At March 31, 2013, our equity portfolio had a fair value of $407.7 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2013, our equity portfolio had a dividend yield of 2.9% compared to 2.0% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 77 individual names and no single stock exposure greater than 2% of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2013, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (long-term debt) and $833.5 million of shareholders’ equity. Debt outstanding comprised 10.7% of total capital as of March 31, 2013.

We paid a quarterly cash dividend of $0.32 per share on March 20, 2013, the same amount as the prior quarter. We have paid dividends for 147 consecutive quarters and increased dividends in each of the last 37 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. As of March 31, 2013, our holding company had $833.5 million in equity. Of this amount, $747.9 million is related to the statutory equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The remaining $85.6 million in holding company equity is not restricted and is comprised primarily of investments and cash, including $20.5 million in liquid assets, which are utilized for annual holding company expenditures. In addition, RLI Corp. maintains the above mentioned revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2012, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million to RLI Corp. There were no dividends paid by RLI Ins. to RLI Corp. in the first three months of 2013. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In 2012, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $125.0 million. As a result of these extraordinary dividends, as of December 31, 2012, the net assets of our principal insurance subsidiary are restricted and prior approval from the Illinois Department of Insurance is required for all dividends to RLI Corp. These restrictions remain in effect as of March 31, 2013. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

Interest and fees on debt obligations totaled $1.5 million for the first three months of 2013 and 2012. As of March 31, 2013, outstanding debt balances totaled $100.0 million, the same amount outstanding at March 31, 2012. Debt balances at the end of both quarters were comprised of $100.0 million in senior notes. We have incurred interest expense on debt at an average interest rate of 6.02% for the three-month periods ended March 31, 2013 and 2012.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with 91% rated “A” or better by at least two nationally recognized rating organization.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2012 Annual Report on Form 10-K.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of 2013, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

Item 3.                                                         Defaults Upon Senior Securities — Not Applicable

Item 4.                                                         Mine Safety Disclosures — Not Applicable.

Item 5.                                                         Other Information — Not Applicable

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

Date: April 29, 2013