Form 10-Q
period 2013-06-30
RLI CORP
filed 2013-07-29
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2013, the number of shares outstanding of the registrant’s Common Stock was 21,347,721.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods Ended June 30,
(in thousands, except per share data)	2013	2012

Net premiums earned	$154,553	$141,584
Net investment income	12,847	14,826
Net realized investment gains	3,742	492
Other-than-temporary impairment (OTTI) losses on investments	—	(1,156)
Consolidated revenue	171,142	155,746
Losses and settlement expenses	65,607	61,005
Policy acquisition costs	51,502	48,173
Insurance operating expenses	11,885	10,783
Interest expense on debt	1,513	1,525
General corporate expenses	1,692	1,815
Total expenses	132,199	123,301
Equity in earnings of unconsolidated investee	4,633	4,123
Earnings before income taxes	43,576	36,568
Income tax expense	13,674	11,820
Net earnings	$29,902	$24,748

Other comprehensive earnings (loss), net of tax	(33,481)	5,890
Comprehensive earnings (loss)	$(3,579)	$30,638

Earnings per share:
Basic:

Basic net earnings per share	$1.40	$1.17
Basic comprehensive earnings (loss) per share	$(0.17)	$1.44

Diluted:

Diluted net earnings per share	$1.38	$1.15
Diluted comprehensive earnings (loss) per share	$(0.17)	$1.42

Weighted average number of common shares outstanding
Basic	21,314	21,213
Diluted	21,670	21,514

Cash dividends declared per common share	$0.34	$0.32

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods Ended June 30,
(in thousands, except per share data)	2013	2012

Net premiums earned	$298,704	$278,864
Net investment income	25,733	30,119
Net realized investment gains	7,426	11,908
Other-than-temporary impairment (OTTI) losses on investments	—	(1,156)
Consolidated revenue	331,863	319,735
Losses and settlement expenses	127,055	122,888
Policy acquisition costs	101,838	96,370
Insurance operating expenses	24,454	23,042
Interest expense on debt	3,025	3,025
General corporate expenses	4,078	3,802
Total expenses	260,450	249,127
Equity in earnings of unconsolidated investee	8,132	7,069
Earnings before income taxes	79,545	77,677
Income tax expense	24,796	24,891
Net earnings	$54,749	$52,786

Other comprehensive earnings (loss), net of tax	(15,928)	16,666
Comprehensive earnings	$38,821	$69,452

Earnings per share:
Basic:

Basic net earnings per share	$2.57	$2.49
Basic comprehensive earnings per share	$1.82	$3.28

Diluted:

Diluted net earnings per share	$2.53	$2.45
Diluted comprehensive earnings per share	$1.79	$3.23

Weighted average number of common shares outstanding
Basic	21,293	21,200
Diluted	21,634	21,521

Cash dividends declared per common share	$0.66	$0.62

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2013	2012

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,399,510	$1,378,582
Held-to-maturity, at amortized cost	651	11,728
Trading, at fair value	—	7
Equity securities, at fair value	416,814	375,788
Short-term investments, at cost	10,816	30,462
Cash	12,757	44,314
Total investments and cash	1,840,548	1,840,881
Accrued investment income	14,849	14,403
Premiums and reinsurance balances receivable	159,297	139,355
Ceded unearned premium	79,493	73,192
Reinsurance balances recoverable on unpaid losses	339,132	359,884
Deferred policy acquisition costs	62,007	52,344
Property and equipment	34,491	27,987
Investment in unconsolidated investee	60,004	52,128
Goodwill and intangibles	75,463	76,113
Other assets	10,391	8,345
TOTAL ASSETS	$2,675,675	$2,644,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,111,491	$1,158,483
Unearned premiums	429,858	369,346
Reinsurance balances payable	41,232	43,959
Funds held	57,759	56,633
Income taxes-deferred	51,586	55,566
Debt, notes payable	100,000	100,000
Accrued expenses	34,895	49,933
Other liabilities	24,217	14,349
TOTAL LIABILITIES	$1,851,038	$1,848,269

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(32,805,918 shares issued, 21,340,811 shares outstanding at 6/30/13)
(32,727,731 shares issued, 21,262,624 shares outstanding at 12/31/12)	32,806	32,728
Paid-in capital	238,699	235,262
Accumulated other comprehensive earnings	127,242	143,170
Retained earnings	818,889	778,202
Deferred compensation	10,330	11,106
Less: Treasury shares at cost
(11,465,107 shares at 6/30/13 and 12/31/12)	(403,329)	(404,105)
TOTAL SHAREHOLDERS’ EQUITY	824,637	796,363
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,675,675	$2,644,632

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2013	2012

Net cash provided by (used in) operating activities	$26,781	$(32,053)
Cash Flows from Investing Activities
Investments purchased	(295,508)	(441,941)
Investments sold	145,314	133,817
Investments called or matured	77,436	329,164
Net change in short-term investments	33,134	(24,746)
Net property and equipment purchased	(8,167)	(4,889)
Net cash used in investing activities	$(47,791)	$(8,595)

Cash Flows from Financing Activities
Cash dividends paid	$(14,062)	$(13,150)
Stock plan share issuance	1,545	3,905
Excess tax benefit from exercise of stock options	1,970	884
Net cash used in financing activities	$(10,547)	$(8,361)

Net decrease in cash	(31,557)	(49,009)
Cash at the beginning of the period	44,314	81,184
Cash at June 30	$12,757	$32,175

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2013 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

This ASU was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net earnings is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in the statement of earnings. The intent of the guidance is to provide financial statement users with a single location to determine the effect of reclassification adjustments on the financial statements.

We adopted ASU 2013-02 on January 1, 2013. The required disclosures have been included in note 1.F. to these unaudited condensed consolidated interim financial statements.

C.            PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of June 30, 2013.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $75.5 million at June 30, 2013. These assets relate to acquisition activity including our recent acquisitions of Contractors Bonding and Insurance Company (CBIC) and Rockbridge Underwriting Agency (Rockbridge).

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $32.9 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2013. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2013, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $3.7 million, net of amortization, as of June 30, 2013.

The remaining $16.4 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Goodwill attributable to our casualty segment totaled $12.4 million. Definite-lived intangible assets totaled $4.0 million, net of amortization, as of June 30, 2013. We completed our evaluation of the acquisition under ASC Topic 805, Business Combinations, in January 2013, which resulted in no adjustments from amounts recorded at December 31, 2012. Our initial annual impairment testing on this goodwill will be performed in the fourth quarter of 2013. As of June 30, 2013, there were no triggering events that occurred that would suggest an interim review was necessary. See note 6 to the unaudited condensed consolidated interim financial statements for further discussion.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.3 million for the second quarter of 2013, and $0.6 million for the six months ended June 30, 2013.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2013			Ended June 30, 2012
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$29,902	21,314	$1.40	$24,748	21,213	$1.17
Effect of Dilutive Securities
Stock options	—	356		—	301

Diluted EPS
Income available to common shareholders	$29,902	21,670	$1.38	$24,748	21,514	$1.15

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2013			Ended June 30, 2012
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$54,749	21,293	$2.57	$52,786	21,200	$2.49
Effect of Dilutive Securities
Stock options	—	341		—	321

Diluted EPS
Income available to common shareholders	$54,749	21,634	$2.53	$52,786	21,521	$2.45

F.              COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used a 35 percent tax rate. The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(in thousands)	2013	2012	2013	2012
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$160,723	128,101	$143,170	117,325
Other comprehensive earnings before reclassifications	(30,824)	5,430	(10,557)	24,939
Amounts reclassified from accumulated other comprehensive earnings	(2,657)	460	(5,371)	(8,273)
Net current-period other comprehensive earnings	$(33,481)	5,890	$(15,928)	16,666
Ending balance	$127,242	133,991	$127,242	133,991

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands) Component of Accumulated	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2013	2012	2013	2012	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$4,087	447	$8,263	13,883	Net realized investment gains
	—	(1,156)	—	(1,156)	Other-than-temporary impairment (OTTI) losses on investments
	4,087	(709)	8,263	12,727	Earnings before income taxes
	(1,430)	249	(2,892)	(4,454)	Income tax expense
	$2,657	(460)	$5,371	8,273	Net earnings

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities. As disclosed in our 2012 Annual Report on Form 10-K, we present our investments in these classes as available-for-sale and held-to-maturity. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2013 and December 31, 2012 were as follows:

Available-for-sale

(in thousands)

	6/30/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$8,561	$80	$(53)	$8,588
Corporate	493,568	23,612	(7,429)	509,751
Mortgage-backed	257,996	8,640	(3,181)	263,455
ABS/CMBS*	94,050	1,561	(2,190)	93,421
Non-U.S. govt. & agency	8,412	437	—	8,849
U.S. government	16,994	263	(2)	17,255
Municipal	501,193	8,237	(11,239)	498,191
Total Fixed Income	$1,380,774	$42,830	$(24,094)	$1,399,510

Equity	$240,066	$177,104	$(356)	$416,814

Available-for-sale

(in thousands)

	12/31/2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$11,609	$150	$—	$11,759
Corporate	535,437	45,497	(226)	580,708
Mortgage-backed	234,629	15,758	—	250,387
ABS/CMBS*	72,681	4,648	—	77,329
Non-U.S. govt. & agency	8,410	957	—	9,367
U.S. government	16,358	355	—	16,713
Municipal	415,226	17,250	(157)	432,319
Total Fixed Income	$1,294,350	$84,615	$(383)	$1,378,582

Equity	$240,287	$136,376	$(875)	$375,788

*Asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2013:

	6/30/2013
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,482	$7,598
Due after one year through five years	149,229	157,574
Due after five years through 10 years	639,502	649,586
Due after 10 years	232,515	227,876
Mtge/ABS/CMBS*	352,046	356,876
Total available-for-sale	$1,380,774	$1,399,510

*Mortgage-backed, asset-backed & commercial mortgage-backed

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at June 30, 2013 and December 31, 2012 were as follows:

Held-to-maturity

(in thousands)

6/30/2013
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$—	$—	$—	$—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
Municipal	651	50	—	701
Total Fixed Income	$651	$50	$—	$701

Held-to-maturity

(in thousands)

12/31/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$10,076	$74	$—	$10,150
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Municipal	1,652	66	—	1,718
Total Fixed Income	$11,728	$140	$—	$11,868

*Asset-backed and commercial mortgage-backed

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of June 30, 2013:

6/30/2013
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	651	701
Due after five years through 10 years	—	—
Due after 10 years	—	—
Mtge/ABS/CMBS*	—	—
Total held-to-maturity	$651	$701

*Mortgage-backed, asset-backed & commercial mortgage-backed

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2013 unrealized losses, as shown in the following tables, were 1.3% of total invested assets. Unrealized losses have increased in 2013, as interest rates increased sharply during the second quarter.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

 Unrealized Loss at June 30, 2013

(in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$2,244	$—	$2,244
Cost or Amortized Cost	2,246	—	2,246
Unrealized Loss	(2)	—	(2)

U.S. Agency
Fair value	$3,943	$—	$3,943
Cost or Amortized Cost	3,996	—	3,996
Unrealized Loss	(53)	—	(53)

Non-U.S. govt. & agency
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

Mortgage-backed
Fair value	$94,673	$—	$94,673
Cost or Amortized Cost	97,854	—	97,854
Unrealized Loss	(3,181)	—	(3,181)

ABS/CMBS*
Fair value	$48,449	$—	$48,449
Cost or Amortized Cost	50,639	—	50,639
Unrealized Loss	(2,190)	—	(2,190)

Corporate
Fair value	$184,781	$—	$184,781
Cost or Amortized Cost	192,210	—	192,210
Unrealized Loss	(7,429)	—	(7,429)

Municipal
Fair value	$282,492	$—	$282,492
Cost or Amortized Cost	293,731	—	293,731
Unrealized Loss	(11,239)	—	(11,239)

Subtotal, debt securities
Fair value	$616,582	$—	$616,582
Cost or Amortized Cost	640,676	—	640,676
Unrealized Loss	(24,094)	—	(24,094)

Equity securities
Fair value	$2,313	$—	$2,313
Cost or Amortized Cost	2,669	—	2,669
Unrealized Loss	(356)	—	(356)

Total
Fair value	$618,895	$—	$618,895
Cost or Amortized Cost	643,345	—	643,345
Unrealized Loss	(24,450)	—	(24,450)

* Asset-backed & commercial mortgage-backed.

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

ABS/CMBS*
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

* Asset-backed & commercial mortgage-backed.

This table excludes securities with a fair value of $0.1 million, classified as trading.

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2013 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$618,529	$595,416	$(23,113)	95.9%
2	BBB	Baa	22,147	21,166	(981)	4.1%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$640,676	$616,582	$(24,094)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $12.8 million at the end of the second quarter of 2013, compared to $44.3 million at the end of 2012. Short-term investments are carried at cost, which approximates fair value. The balance at June 30, 2013 was $10.8 million compared to $30.5 million at December 31, 2012.

Evaluating Investments for OTTI

The fixed income portfolio contained 283 securities in an unrealized loss position as of June 30, 2013. The $24.1 million in associated unrealized losses for these 283 securities represents 1.7% of the fixed income portfolio’s cost basis. Of these 283 securities, none have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of June 30, 2013, we held one common stock security that was in an unrealized loss position. The unrealized loss on this security was $0.4 million. Based on our analysis, we believe the security will recover in a reasonable period of time and we have the intent and ability to hold it until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer.

No securities were considered to be other-than-temporarily impaired during the first half of 2013. During the second quarter of 2012, we recognized $1.2 million in other-than-temporary impairment charges for equity securities we no longer had the intent to hold until recovery.

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

Mortgage-backed Securities (MBS)/Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes interest rate movements, new issue data and other pertinent data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate MBS and CMBS volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMBS and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMBS and ABS are deemed Level 2.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$8,588	$—	$8,588
Corporate	—	509,751	—	509,751
Mortgage-backed	—	263,455	—	263,455
ABS/CMBS*	—	93,421	—	93,421
Non-U.S. govt. & agency	—	8,849	—	8,849
U.S. government	—	17,255	—	17,255
Municipal	—	498,191	—	498,191
Equity	416,814	—	—	416,814
Total available-for-sale securities	$416,814	$1,399,510	$—	$1,816,324
Total	$416,814	$1,399,510	$—	$1,816,324

* Asset-backed & commercial mortgage-backed

	As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agency	$—	$11,759	$—	$11,759
Corporate	—	580,708	—	580,708
Mortgage-backed	—	250,387	—	250,387
ABS/CMBS*	—	77,329	—	77,329
Non-U.S. govt. & agency	—	9,367	—	9,367
U.S. government	—	16,713	—	16,713
Municipal	—	432,319	—	432,319
Equity	375,788	—	—	375,788
Total available-for-sale securities	$375,788	$1,378,582	$—	$1,754,370
Total	$375,788	$1,378,589	$—	$1,754,377

* Asset-backed & commercial mortgage-backed

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended June 30, 2013.

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization and certain other events). Since 2010, we have granted 1,105,750 stock options under the LTIP, including 265,850 thus far in 2013.

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

The following tables summarize option activity for the periods ended June 30, 2013 and 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	1,472,602	$44.45
Options granted	265,850	$71.58
Options exercised	(153,262)	$33.95		$5,942
Options canceled/forfeited	(20,760)	$50.93
Outstanding options at June 30, 2013	1,564,430	$50.00	5.59	$41,315
Exercisable options at June 30, 2013	737,180	$39.66	4.38	$27,095

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	253,400	$69.23
Options exercised	(61,173)	$40.52		$1,885
Options canceled/forfeited	(2,710)	$47.33
Outstanding options at June 30, 2012	1,470,383	$47.82	5.68	$30,230
Exercisable options at June 30, 2012	725,363	$40.59	4.55	$20,026

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2013, 265,850 options were granted with an average exercise price of $71.58 and an average fair value of $12.99. We recognized $1.0 million of expense in the second quarter of 2013, and $1.8 million in the first six months of 2013, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2013, and $0.6 million in the first six months of 2013, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.6 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the second quarter of 2012, and $1.8 million of expense in the first six months of 2012. We recorded a tax benefit of $0.3 million in the second quarter of 2012, and $0.6 million in the first six months of 2012, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2013	2012
Weighted-average fair value of grants	$12.99	$13.29
Risk-free interest rates	0.74%	0.95%
Dividend yield	2.00%	1.93%
Expected volatility	25.41%	25.64%
Expected option life	5.23 years	5.40 years

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

In 2013, we began providing restricted common stock to outside directors. Shares are issued to outside directors from the LTIP as part of annual director compensation and are directly owned by each director on the date of issuance. Currently, each director receives restricted shares worth $10,000. The shares are issued annually in the first quarter and include a one-year restriction on the sale or transfer of such shares. In the first quarter of 2013, we issued a total of 1,160 restricted shares and recognized $0.1 million of compensation expense.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2013	2012	2013	2012
Casualty	$78,372	$65,705	$151,341	$129,215
Property	49,619	49,848	94,600	96,840
Surety	26,562	26,031	52,763	52,809

Segment totals before income taxes	$154,553	$141,584	$298,704	$278,864

Net investment income	12,847	14,826	25,733	30,119
Net realized gains (losses)	3,742	(664)	7,426	10,752

Total consolidated revenue	$171,142	$155,746	$331,863	$319,735

	NET EARNINGS		NET EARNINGS
	2013	2012	2013	2012
Casualty	$14,614	$11,051	$18,718	$11,603
Property	2,222	(290)	13,146	11,627
Surety	8,723	10,862	13,493	13,334

Net underwriting income	$25,559	$21,623	$45,357	$36,564

Net investment income	12,847	14,826	25,733	30,119
Net realized gains (losses)	3,742	(664)	7,426	10,752
General corporate expense and interest on debt	(3,205)	(3,340)	(7,103)	(6,827)
Equity in earnings of unconsolidated investee	4,633	4,123	8,132	7,069

Total earnings before income taxes	$43,576	$36,568	$79,545	$77,677
Income tax expense	13,674	11,820	24,796	24,891

Total net earnings	$29,902	$24,748	$54,749	$52,786

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012

Casualty
General liability	$20,020	$21,136	$40,797	$41,893
Commercial and personal umbrella	20,606	16,747	39,556	32,907
Commercial transportation	12,197	8,362	22,131	16,669
P&C package business	7,607	6,956	15,028	13,855
Executive products	4,279	3,942	8,625	7,752
Professional services	10,062	6,650	19,071	12,318
Medical professional liability	1,712	—	2,462	—
Other	1,889	1,912	3,671	3,821
Total	$78,372	$65,705	$151,341	$129,215

Property
Commercial property	$19,259	$18,093	$38,875	$36,645
Marine	15,042	15,351	29,656	30,565
Crop reinsurance	6,388	5,066	7,655	6,116
Property reinsurance	4,383	5,980	9,655	13,367
Other property	4,547	5,358	8,759	10,147
Total	$49,619	$49,848	$94,600	$96,840

Surety
Miscellaneous	$9,488	$9,788	$18,969	$19,574
Contract	6,653	6,122	13,112	12,672
Commercial	5,717	5,557	11,428	10,962
Oil and Gas	4,704	4,564	9,254	9,601
Total	$26,562	$26,031	$52,763	$52,809

Grand Total	$154,553	$141,584	$298,704	$278,864

6. ACQUISITION

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency. Rockbridge specializes in medical professional liability insurance in the excess and surplus market. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers.

Total consideration utilized in our fair value analysis was $16.7 million, which includes $15.5 million of cash paid at acquisition, and $1.2 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain loss ratio targets and may be adjusted, either upward or downward, in future periods based on actual performance achieved. As of June 30, 2013, the recorded value of the contingent earn-out agreement is $1.2 million. Goodwill of $12.4 million, representing the difference between the purchase consideration and the fair value of assets acquired less liabilities assumed, attributable to our casualty segment was recorded. In addition, $4.2 million of separately identifiable intangible assets resulting from the valuations of trade name and acquired software and agency-related relationships ($4.0 million net of related amortization as of June 30, 2013) was recognized. In accordance with GAAP, fair value accounting effects may be adjusted up to one year from the acquisition date upon finalization of the valuation process. However, we concluded our analysis in January 2013, which resulted in no adjustments to amounts recorded at December 31, 2012.

During the second quarter of 2013, Rockbridge contributed gross premiums written of $2.9 million and net premiums earned of $1.7 million to our casualty segment. For the six months ended June 30, 2013, Rockbridge contributed gross premiums written of $7.9 million and net premiums earned of $2.5 million.

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

While rates improved modestly on most coverages in 2012 and 2013, the insurance marketplace has generally softened over the last several years, meaning that the marketplace became more competitive and prices decreased even as coverage terms became less restrictive. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at June 30, 2013, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of June 30, 2013.

Investment Valuation and OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of two categories. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. During the second quarter of 2013 we exited our remaining fixed income positions that were classified as trading.

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

SIX MONTHS ENDED JUNE 30, 2013, COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Consolidated revenues, as displayed in the table that follows, totaled $331.9 million for the first six months of 2013 compared to $319.7 million for the same period in 2012.

	For the Six-Month Periods
	Ended June 30,
	2013	2012
Consolidated revenues (in thousands)
Net premiums earned	$298,704	$278,864
Net investment income	25,733	30,119
Net realized investment gains	7,426	10,752
Total consolidated revenue	$331,863	$319,735

Consolidated revenue for the first six months of 2013 increased $12.2 million, or 4%, from the same period in 2012, as net premiums earned for the Group increased 7%. Premium growth for 2013 was attributable to both new product initiatives and mature product offerings, largely driven by our casualty segment. Net investment income declined 15% to $25.7 million on lower reinvestment rates over the prior twelve months and a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. We realized net investment gains of $7.4 million in the first six months of 2013, compared to $10.8 million during the same period of 2012.

Net after-tax earnings for the first six months of 2013 totaled $54.7 million, $2.53 per diluted share, compared to $52.8 million, $2.45 per diluted share for the same period in 2012. Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2013, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $40.0 million. From a comparative standpoint, results for 2012 included favorable development on prior years’ loss and hurricane reserves which resulted in additional pretax earnings of $37.9 million. Results for 2012 also included a $1.2 million reduction in reinsurance reinstatement premiums due to favorable development on prior year marine reserves. Partially offsetting the favorable development was spring storm losses of $10.0 million in 2013, and $13.7 million in 2012. Bonus and profit sharing-related expenses associated with these specific items totaled $3.6 million in 2013 and $3.1 million in 2012. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonuses earned by executives, managers and associates are predominately influenced by corporate performance, principally operating earnings and return on capital.

During the first six months of 2013, equity in earnings of unconsolidated investee totaled $8.1 million from Maui Jim, Inc. (Maui Jim). This result was $1.1 million higher than results for the same period last year.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $38.8 million, $1.79 per diluted share, for the first six months of 2013, compared to $69.5 million, $3.23 per diluted share, for the same period in 2012. Unrealized losses, net of tax, for the first six months of 2013 were $15.9 million, compared to unrealized gains, net of tax, of $16.7 million for the same period in 2012. Unrealized losses in the current year were largely from the fixed income portfolio, due to an increase in interest rates during the second quarter of 2013.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 11% to $449.8 million for the first six months of 2013. All three segments posted growth in premium writings, led by a 20% increase in our casualty segment. Our diversified product portfolio has continued to contribute to premium growth, and newer product initiatives have generated nearly 30% of total premiums. Generally positive pricing momentum has also benefited gross premium production. In addition, our net premiums written advanced 14% during the first six months of 2013. Growth in net premiums written has outpaced growth in gross premiums written, due largely to increased retentions on certain casualty products during 2013. Given the upward momentum in pricing, we increased retentions during our 2013 casualty reinsurance renewal. Underwriting income for the Group increased to $45.4 million for the first six months of 2013 compared to $36.6 million in 2012. Both periods benefited from similar amounts of favorable development on prior years’ loss and hurricane reserves. Spring storm losses also impacted results for each period, though to a lesser extent in 2013. Compared to 2012, results for 2013 included $3.2 million less in spring storm losses. The GAAP combined ratio totaled 84.8 in 2013, compared to 86.9 in 2012. The Group’s loss ratio decreased to 42.5, from 44.1, while the Group’s expense ratio decreased to 42.3 from 42.8.

	For the Six-Month Periods
	Ended June 30,
	2013	2012
Gross premiums written (in thousands)
Casualty	$226,937	$188,682
Property	166,474	161,061
Surety	56,421	56,159
Total	$449,832	$405,902

Underwriting income (in thousands)
Casualty	$18,718	$11,603
Property	13,146	11,627
Surety	13,493	13,334
Total	$45,357	$36,564

Combined ratio
Casualty	87.7	91.0
Property	86.1	87.9
Surety	74.4	74.9
Total	84.8	86.9

Casualty

Gross premiums written for the casualty segment totaled $226.9 million for the first six months of 2013, an increase of $38.3 million, or 20%, from the same period last year. Both mature products and new initiatives have contributed to growth, and pricing trends generally remained positive. Growth within our more mature products was led by transportation and umbrella. Transportation contributed $38.9 million of gross premiums written, an increase of $17.2 million, or 80%, from the same period last year, and umbrella premium was up

12% to $61.9 million. In addition, our executive products group posted $20.6 million in gross premiums written during the first six months of 2013, up 16% from the same period last year. Growth within these products offset a $9.1 million, or 18%, decrease from general liability. The habitational component of the general liability book has presented challenges in recent years, causing us to re-underwrite certain policies and pursue rate increases where pricing was inadequate. When efforts to secure adequate pricing have been unsuccessful, we have exited those policies, which has negatively impacted premium written. Newer product offerings also experienced growth in the first half of 2013. Premium from our professional services group, which includes product offerings to architects and engineers, was up $9.5 million, or 50%, to $28.4 million. Growth within this group was driven by both geographic and product expansion efforts. Gross written premiums from our P&C package business totaled $19.7 million, an increase of 11% from the same period in 2012. In addition, our medical professional liability product, acquired with the acquisition of Rockbridge in November 2012, posted $7.9 million of premium in the first six months of 2013.

Underwriting income for the casualty segment was $18.7 million for the first six months of 2013, compared to $11.6 million for the same period last year. Both periods included favorable development on prior years’ loss reserves. Products which benefited from favorable prior year development in 2013 included general liability, executive products, P&C package, and umbrella. Due to positive emergence, during the first six months of 2013, we released reserves, improving the segment’s underwriting results by $28.7 million. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2012). Comparatively, results for 2012 included favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $21.5 million.

Overall, the combined ratio for the casualty segment was 87.7 for 2013 compared to 91.0 in 2012. The segment’s loss ratio was 50.8 in 2013 compared to 54.0 in 2012, driven by product mix and the higher amount of favorable development on prior accident years’ reserves. The expense ratio for the casualty segment was 36.9 for the first six months of 2013 compared to 37.0 for the same period of 2012.

Property

Gross premiums written for the Group’s property segment totaled $166.5 million for the first six months of 2013, an increase of $5.4 million, or 3%, compared to the same period last year. The increase was largely attributable to newer product offerings, including crop reinsurance and our recreational vehicle program. Crop reinsurance business recorded gross premiums written of $48.9 million, an increase of $16.1 million, or 49%, from the same period last year. This growth was due to increased participation over the prior year. Our recreational vehicle program, which was launched in the fourth quarter of 2012, posted premiums of $4.3 million. We also saw premium growth in the first six months of 2013 from our difference-in-conditions (DIC) product, which increased 3%. Growth from these products served to offset declines in other catastrophe-exposed assumed reinsurance programs, which decreased $8.9 million, or 45%, from the prior year. The decrease in premium from these reinsurance programs is a result of our exit from certain underperforming programs within this book. Further offsetting growth was a 4% decline in premiums from our fire product, and reduced pet insurance premiums resulting from our late-2012 exit from that product line.

Underwriting income for the segment was $13.1 million for the first six months of 2013, compared to $11.6 million for the same period in 2012. Results for 2013 reflected favorable development on prior years’ loss and hurricane reserves which improved the segment’s underwriting results by $2.3 million. This includes a $1.0 million reduction in losses related to Hurricane Sandy, primarily related to our fire product. The favorable development on prior years’ loss and hurricane reserves was more than offset by losses recorded on 2013 spring storms, which impacted the segment’s underwriting results by $8.7 million. The bulk of the spring storms losses relate to our fire and marine products. Comparatively, results for 2012 benefited from $7.4 million of favorable development on prior years’ reserves related to our crop and marine businesses and 2011 catastrophes. In addition, losses recorded on 2012 spring storms reduced underwriting income for the first half of 2012 by $12.0 million.

Segment results for 2013 translated into a combined ratio of 86.1, compared to 87.9 for the same period last year. The segment’s loss ratio was 46.6 in 2013 compared to 50.0 in 2012. From an expense standpoint, the segment’s expense ratio was 39.5 for 2013, compared to 37.9 for 2012. The increased expense ratio for 2013 was due, in part, to investments in expansion.

Surety

The surety segment recorded gross premiums written of $56.4 million for the first six months of 2013, flat from the same period last year, as increased competition and the slow economic recovery continues to pressure premium volume. Commercial surety premiums increased 6%, while premiums from miscellaneous and contract bonds decreased 3% and 1%, respectively, from the prior year. Premiums for the first six months of 2013 from our oil and gas product are flat from the same period last year.

The segment recorded underwriting income of $13.5 million, compared to $13.3 million for the same period last year. Results for 2013 included favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $4.8 million. From a comparative standpoint, 2012 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $5.6 million.

The combined ratio for the surety segment totaled 74.4 in 2013, versus 74.9 for the same period in 2012. The segment’s loss ratio was 11.7 for 2013, compared to 8.9 for 2012, due largely to increased benefits in 2012 related to favorable development on prior year reserves. From an expense standpoint, cost synergies and other expense savings realized from the integration of CBIC have improved the segment’s expense ratio, which decreased to 62.7 for 2013 from 66.0 for 2012.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2013, net investment income decreased 14.6% from that reported for the same period in 2012. Both lower reinvestment rates over the last twelve months and a higher allocation to tax-exempt municipals contributed to the decline in investment income. Because of their tax preference, municipals typically trade with lower nominal yields than taxable alternatives.

	6/30/2013		12/31/2012
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,400,161	76.1%	$1,390,317	75.5%
Equity securities	416,814	22.6%	375,788	20.4%
Cash and short-term investments	23,573	1.3%	74,776	4.1%
Total	$1,840,548	100.0%	$1,840,881	100.0%

Our current equity allocation represents 23% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average annual yields on our fixed income investments (excluding short-term investments) for the first six months of 2013 and 2012 were as follows:

	2013	2012
Pretax Yield
Taxable	3.50%	4.05%
Tax-Exempt	2.68%	3.36%
After-tax Yield
Taxable	2.28%	2.63%
Tax-Exempt	2.54%	3.18%

The fixed income portfolio increased by $9.8 million in the first six months of 2013. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of -2.7%. Average fixed income duration was 5.0 at June 30, 2013, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $41.0 million during the first six months of 2013, to $416.8 million. The increase is due to the strong performance of the equity markets during the first half of 2013. This portfolio had a total return of 14.3% through June 30, 2013.

We recognized a total of $7.4 million in net realized gains in the first six months of 2013, compared to net realized gains of $10.8 million in the first six months of 2012.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2013, including fair value, cost basis, and unrealized gains and losses.

	6/30/2013
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer Discretionary	$11,071	$23,836	$12,765	$—	$12,765	115.3%
Consumer Staples	17,500	39,479	21,979		21,979	125.6%
Energy	17,137	34,140	17,003		17,003	99.2%
Financials	33,636	51,159	17,523		17,523	52.1%
Healthcare	9,654	27,194	17,540		17,540	181.7%
Industrials	20,875	37,466	16,591		16,591	79.5%
Information Technology	24,794	35,337	10,543		10,543	42.5%
Materials	3,301	7,014	3,713		3,713	112.5%
Telecommunications	8,541	16,441	8,256	(356)	7,900	92.5%
Utilities	39,579	64,349	24,770		24,770	62.6%
ETF	53,978	80,399	26,421		26,421	48.9%
	$240,066	$416,814	$177,104	$(356)	$176,748	73.6%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

In addition to our equity portfolio shown above, we maintain an allocation to municipal fixed income securities. As of June 30, 2013, we had $498.9 million in municipal securities. As of June 30, 2013, approximately 92% of our municipal bond portfolio maintains an ‘AA’ or better rating. At December 31, 2012, approximately 99% of our municipal bond portfolio held an ‘AA’ or better rating.

INCOME TAXES

Our effective tax rate for the first six months of 2013 was 31% compared to 32% for the same period in 2012. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first six months of 2013 was lower due to an increase in tax-favored investment income relative to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first six months of 2013 and 2012 as a result of the following:

	2013		2012
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$27,841	35%	$27,187	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,726)	-2%	(1,331)	-2%
Dividends received deduction	(1,162)	-2%	(1,218)	-2%
Dividends paid deduction	(393)	0%	(353)	0%
Other items, net	236	0%	606	1%

Total tax expense	$24,796	31%	$24,891	32%

We are currently under examination by the IRS for federal income tax years 2010 and 2011. The exam began in March of 2013. In addition, although the 2009 tax year was previously audited, it remains open and subject to further examination.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Consolidated revenues, as displayed in the table that follows, totaled $171.1 million for the second quarter of 2013 compared to $155.7 million for the same period in 2012.

	For the Three-Month Periods
	Ended June 30,
	2013	2012
Consolidated revenues (in thousands)
Net premiums earned	$154,553	$141,584
Net investment income	12,847	14,826
Net realized investment gains (losses)	3,742	(664)
Total consolidated revenue	$171,142	$155,746

Consolidated revenue for the second quarter of 2013 increased $15.4 million, or 10%, from the same period in 2012. Net premiums earned for the Group increased 9% for the quarter, led by growth in our casualty segment. Net premiums earned were up slightly in our surety segment, while property segment premiums were flat. Net investment income decreased 13% to $12.8 million due to lower reinvestment rates over the prior twelve months and increased allocation to tax-exempt municipal securities. Net realized investment gains, totaled $3.7 million in the second quarter of 2013, compared to net realized investment losses of $0.7 million in 2012.

Net after-tax earnings for the second quarter of 2013 totaled $29.9 million, $1.38 per diluted share, compared to $24.7 million, $1.15 per diluted share, for the same period in 2012. In the second quarter of 2013, favorable development on prior years’ loss and hurricane reserves resulted in additional pretax earnings of $28.0 million. Partially offsetting this favorable development was $10.0 million in spring storm losses. Comparatively, in the second quarter of 2012, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $30.2 million, partially offset by $13.7 million in spring storm losses. Bonus and profit sharing-related expenses related to these specific items totaled $2.2 million in 2013, compared to $2.1 million in 2012.

During the second quarter of 2013, equity in earnings of unconsolidated investee totaled $4.6 million from Maui Jim. The second quarter of 2012 reflected $4.1 million of Maui Jim earnings.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), was a loss of $3.6 million, $0.17 per diluted share, for the second quarter of 2013, compared to comprehensive income of $30.6 million, $1.42 per diluted share, for the same period in 2012. Unrealized losses, net of tax, for the second quarter of 2013 were $33.5 million, compared to unrealized gains, net of tax, of $5.9 million for the same period in 2012. Unrealized losses in the current year were largely from the fixed income portfolio, due to an increase in interest rates during the second quarter of 2013.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 11% to $256.0 million for the second quarter of 2013 from $229.9 million in the second quarter of 2012. All three segments posted growth in premium writings, driven by expansion efforts, new product initiatives and a generally positive overall pricing environment. In addition, our net premiums written advanced 15% in the quarter. Growth in net premiums written has outpaced growth in gross premiums written, due largely to increased retentions on certain casualty products during 2013. Given the upward momentum in pricing, we increased retentions during our 2013 casualty reinsurance renewal. Underwriting income for the Group increased $3.9 million to $25.6 million for the second quarter of 2013. Results for both periods included favorable development on prior years’ loss and hurricane reserves, which was partially offset by spring storm losses. The combined impact of these items resulted in $1.4 million of increased income for the second quarter of 2013. The GAAP combined ratio totaled 83.4 in 2013 and 84.7 in 2012.

	For the Three-Month Periods
	Ended June 30,
	2013	2012
Gross premiums written (in thousands)
Casualty	$123,486	$104,314
Property	102,454	97,209
Surety	30,100	28,361
Total	$256,040	$229,884

Underwriting income (loss) (in thousands)
Casualty	$14,614	$11,051
Property	2,222	(290)
Surety	8,723	10,862
Total	$25,559	$21,623

Combined ratio
Casualty	81.3	83.2
Property	95.6	100.6
Surety	67.2	58.2
Total	83.4	84.7

Casualty

Gross premiums written for the casualty segment increased 18%, totaling $123.5 million for the second quarter of 2013, compared to $104.3 million from the same period last year. The growth in the quarter is attributable to both mature products and newer product initiatives, combined with a generally positive pricing environment. Transportation posted gross premiums written of $24.9 million, up $12.3 million, or 97%, from the second quarter of 2012. Our professional services product also contributed to growth, with premiums up 44% in the quarter to $15.2 million. Premium production from this product, which includes offerings to architects and engineers, has benefited from both geographic and product expansion efforts in recent years. Our executive products group and P&C package business delivered solid results, with gross premiums written up 13% and 10%, respectively, and our new medical professional liability product posted premiums of $2.9 million in the quarter.

Growth from these products offset a $5.9 million, or 22%, decrease in gross premiums written from general liability. The decrease from the prior year quarter relates to the aforementioned challenges in recent years within the habitational component of our general liability book.

In total, the casualty segment recorded underwriting income of $14.6 million, compared to $11.1 million for the same period last year. Both periods included favorable development on prior years’ loss reserves, but the impact in 2013 was moderately higher than in 2012. Products with favorable development in 2013 included general liability, executive products, P&C package, and umbrella. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2012). Due to positive emergence, during the second quarter of 2013, we released reserves which improved the segment’s underwriting results by $18.7 million. From a comparative standpoint, 2012 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, transportation, and specialty programs, which improved the segment’s underwriting results by $15.2 million.

Overall, the combined ratio for the casualty segment was 81.3 for 2013 compared to 83.2 in 2012. The segment’s loss ratio was 45.3 in 2013 compared to 47.1 in 2012. The decrease is due largely to the slightly higher amount of favorable development in 2013 on prior accident years. The expense ratio for the casualty segment was 36.0 for the second quarter of 2013 compared to 36.1 for the same period of 2012.

Property

Gross premiums written for the Group’s property segment totaled $102.5 million for the second quarter of 2013, an increase of 5% from the same period last year. Premium production from our crop reinsurance business was $37.9 million, up 51%, due largely to increased participation over the prior year. Growth was also attributable to our DIC product, up 12% from the prior year quarter, and our newly launched recreational vehicles program, which posted gross premiums written of $3.0 million. Offsetting growth from these products was a decline in other catastrophe-exposed assumed reinsurance programs, which decreased $6.5 million, or 66%, from the same period last year as we exited certain underperforming programs within this book. In addition, gross premiums written from our fire product and marine business were down 8% and 6%, respectively, from the prior year second quarter.

Underwriting income for the segment was $2.2 million for the second quarter of 2013, compared to a loss of $0.3 million for the same period in 2012. Results for 2013 were impacted by favorable development on prior years’ loss and hurricane reserves which improved the segment’s underwriting results by $2.0 million. Included in the favorable development was a $0.9 million reduction in losses related to Hurricane Sandy. Offsetting this was losses recorded in 2013 for spring storms, primarily related to our fire and marine products, which reduced underwriting income by $8.7 million. From a comparative standpoint, underwriting results for 2012 were improved by $4.4 million due to favorable development on prior years’ loss and hurricane reserves, inclusive of $1.0 million of favorable development related to Hurricane Irene. Offsetting this was a $12.0 million reduction to underwriting income related to losses recorded on 2012 spring storms.

Segment results for the second quarter of 2013 translate into a combined ratio of 95.6 compared to 100.6 for the same period last year. The segment’s loss ratio decreased to 58.3 from 65.0 in 2012, due, in part, to greater spring storm losses in 2012. Moderately lower loss ratios for the 2013 accident year, particularly on our fire book, have also contributed to the decreased loss ratio for 2013. From an expense standpoint, the segment’s expense ratio for the second quarter was 37.3 for 2013, compared to 35.6 in 2012. The increased expense ratio for 2013 was due, in part, to investments in expansion.

Surety

The surety segment recorded gross premiums written of $30.1 million for the second quarter of 2013, an increase of $1.7 million, or 6%, from the same period last year. Premium growth from our oil and gas surety product and our commercial line, up 18% and 11%, respectively, offset a slight decline in miscellaneous surety.

The surety segment recorded underwriting income of $8.7 million, compared to $10.9 million for the same period last year. Results for 2013 included favorable development on prior accident years’ loss reserves, which improved the segment’s underwriting results by $4.3 million. From a comparative standpoint, 2012 results included favorable loss development which improved the segment’s underwriting results by $7.2 million.

The combined ratio for the surety segment totaled 67.2 for the second quarter of 2013, versus 58.2 for the same period in 2012. The segment’s loss ratio was 4.4 for 2013, compared to -8.9 for 2012, as favorable development on prior years’ reserves provided a greater positive impact to results for 2012. The expense ratio for the second quarter was 62.8 for 2013, compared to 67.1 in 2012, due largely to cost synergies and other expense savings resulting from the CBIC integration.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $12.8 million during the second quarter of 2013, a decrease of 13.3% from that reported for the same period in 2012. The decline in investment income was due to lower reinvestment rates over the prior twelve months as well as a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. On an after-tax basis, investment income decreased by 10.3%.

Yields on our fixed income investments for the second quarter of 2013 and 2012 are as follows:

	2Q 2013	2Q 2012
Pretax Yield
Taxable	3.49%	3.98%
Tax-Exempt	2.60%	3.15%
After-tax yield
Taxable	2.27%	2.59%
Tax-Exempt	2.46%	2.98%

We recognized $3.7 million in realized gains in the second quarter of 2013, compared to realized losses of $0.7 million in the second quarter of 2012.

Investment gains during the quarter were taken in the normal course of rebalancing both the equity and fixed income portfolios. We did not record any realized losses associated with OTTI of securities during the second quarter of 2013.

INCOME TAXES

Our effective tax rate for the second quarter of 2013 was 31% compared to 32% for the same period in 2012. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the second quarter of 2013 was lower due to an increased allocation to municipal securities and slight changes to certain other components of pretax income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the second quarter of 2013 and 2012 as a result of the following:

	2013		2012
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$15,252	35%	$12,799	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(910)	-2%	(715)	-2%
Dividends received deduction	(580)	-1%	(594)	-2%
Dividends paid deduction	(204)	-1%	(186)	-1%
Other items, net	116	0%	516	2%

Total tax expense	$13,674	31%	$11,820	32%

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2013 and 2012:

	2013	2012
	(in thousands)
Operating cash flows	$26,781	$(32,053)
Investing cash flows	$(47,791)	$(8,595)
Financing cash flows	$(10,547)	$(8,361)
Total	$(31,557)	$(49,009)

Cash flows from operating activities were positive in the first six months of 2013, compared to operating cash outflows for the same period of the prior year. Cash flows from operating activities in the first half of 2012 were negative as collateral that was being held on a large commercial surety account was returned and replaced with a letter of credit, resulting in a $50.0 million cash outflow. Increased premium receipts also contributed to the greater operating cash flows in 2013. Cash outflows from investing activities increased in the current year as the majority of operating cash flows were used for investment purchases, which focused on the municipal and structured fixed income sectors.

We have $100.0 million in debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. The estimated fair value for the senior note at June 30, 2013 was $100.2 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. In December 2012, we filed a universal shelf registration statement with the SEC for the potential offering and sale of securities, including equity, debt and other forms of securities. We may offer these securities from time to time at prices and terms to be determined at the time of the offering. This shelf registration is not denominated or limited as to dollar amount, and has an effective term of three years.

As of June 30, 2013, we had cash, short-term investments and other investments maturing within one year of approximately $31.2 million and an additional $167.5 million maturing between one to five years. As of June 30, 2013, our short-term investments were held primarily in government/agency funds. All funds are NAIC-approved, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of and during the quarter ended June 30, 2013 no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2013, our investment portfolio had a book value of $1.8 billion. Invested assets at June 30, 2013, were flat from December 31, 2012.

As of June 30, 2013, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$8,561	$8,588	$27	0.5%	AA
Corporate	493,568	509,751	16,183	27.7%	A
Mortgage-backed	257,996	263,455	5,459	14.3%	AA
ABS/CMBS**	94,050	93,421	(629)	5.1%	AAA
Non-U.S. govt. & agency	8,412	8,849	437	0.5%	AA
U.S. government	16,994	17,255	261	0.9%	AA
Municipal	501,844	498,892	(2,952)	27.1%	AA
Total Fixed Income	$1,381,425	$1,400,211	$18,786	76.1%	AA

Equity	$240,066	$416,814	$176,748	22.6%

Cash and short-term investments	$23,573	$23,573	$—	1.3%

Total Portfolio	$1,645,064	$1,840,598	$195,534	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of June 30, 2013, our fixed income portfolio had the following rating distribution:

AAA	16.5%
AA	47.8%
A	27.2%
BBB	8.5%
NR	0.0%
Total	100.0%

As of June 30, 2013, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 674 individual issues as of June 30, 2013.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2013, we had $20.2 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2013 we had $73.2 million in commercial mortgage backed securities (CMBS) and $263.5 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and

Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.1 percent of our investment portfolio at quarter end.

At June 30, 2013, our equity portfolio had a fair value of $416.8 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2013, our equity portfolio had a dividend yield of 2.9% compared to 2.1% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 78 individual names and no single stock exposure greater than 2% of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2013, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (debt) and $824.6 million of shareholders’ equity. Debt outstanding comprised 10.8% of total capital as of June 30, 2013.

We paid a quarterly cash dividend of $0.34 per share on June 20, 2013, a $0.02 increase over the prior quarter. We have paid dividends for 148 consecutive quarters and increased dividends in each of the last 38 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. As of June 30, 2013, our holding company had $824.6 million in equity. Of this amount, $772.5 million is related to the statutory equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The remaining $52.1 million in holding company equity is not restricted and is comprised primarily of investments and cash, including $23.0 million in liquid assets, which are utilized for annual holding company expenditures. In addition, RLI Corp. maintains the above mentioned revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2012, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million to RLI Corp. There were no dividends paid by RLI Ins. to RLI Corp. in the first six months of 2013. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In 2012, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $125.0 million. As a result of these extraordinary dividends, as of December 31, 2012, the net assets of our principal insurance subsidiary are restricted and prior approval from the Illinois Department of Insurance is required for all dividends to RLI Corp. These restrictions remain in effect as of June 30, 2013. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

Interest and fees on debt obligations totaled $3.0 million for the first six months of 2013 and 2012. As of June 30, 2013, outstanding debt balances totaled $100.0 million, the same amount outstanding at June 30, 2012. Debt balances at the end of both quarters were comprised of $100.0 million in senior notes. We have incurred interest expense on debt at an average interest rate of 6.02% for the three-month periods ended June 30, 2013 and 2012.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with 92% rated “A” or better by at least two nationally recognized rating organization.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the second quarter of 2013, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: July 29, 2013