Form 10-Q
period 2013-09-30
RLI CORP
filed 2013-10-28
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 11, 2013, the number of shares outstanding of the registrant’s Common Stock was 21,446,816.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2013	2012

Net premiums earned	$163,702	$149,943
Net investment income	13,598	14,221
Net realized investment gains	10,999	5,481
Consolidated revenue	188,299	169,645
Losses and settlement expenses	64,246	70,598
Policy acquisition costs	54,176	49,262
Insurance operating expenses	13,462	11,553
Interest expense on debt	1,513	1,512
General corporate expenses	2,157	2,099
Total expenses	135,554	135,024
Equity in earnings of unconsolidated investee	2,564	1,859
Earnings before income taxes	55,309	36,480
Income tax expense	17,662	11,017
Net earnings	$37,647	$25,463

Other comprehensive earnings (loss), net of tax	(1,946)	21,047
Comprehensive earnings	$35,701	$46,510

Earnings per share:
Basic:

Basic net earnings per share	$1.76	$1.20
Basic comprehensive earnings per share	$1.67	$2.19

Diluted:

Diluted net earnings per share	$1.73	$1.19
Diluted comprehensive earnings per share	$1.64	$2.16

Weighted average number of common shares outstanding
Basic	21,422	21,218
Diluted	21,773	21,486

Cash dividends declared per common share	$0.34	$0.32

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2013	2012

Net premiums earned	$462,406	$428,807
Net investment income	39,331	44,340
Net realized investment gains	18,425	17,389
Other-than-temporary impairment (OTTI) losses on investments	—	(1,156)
Consolidated revenue	520,162	489,380
Losses and settlement expenses	191,301	193,486
Policy acquisition costs	156,014	145,632
Insurance operating expenses	37,916	34,595
Interest expense on debt	4,538	4,537
General corporate expenses	6,235	5,901
Total expenses	396,004	384,151
Equity in earnings of unconsolidated investee	10,696	8,928
Earnings before income taxes	134,854	114,157
Income tax expense	42,458	35,908
Net earnings	$92,396	$78,249

Other comprehensive earnings (loss), net of tax	(17,874)	37,713
Comprehensive earnings	$74,522	$115,962

Earnings per share:
Basic:

Basic net earnings per share	$4.33	$3.69
Basic comprehensive earnings per share	$3.49	$5.47

Diluted:

Diluted net earnings per share	$4.26	$3.64
Diluted comprehensive earnings per share	$3.44	$5.39

Weighted average number of common shares outstanding
Basic	21,337	21,207
Diluted	21,665	21,519

Cash dividends declared per common share	$1.00	$0.94

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2013	2012

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,379,012	$1,378,582
Held-to-maturity, at amortized cost	651	11,728
Trading, at fair value	—	7
Equity securities, at fair value	392,156	375,788
Short-term investments, at cost	22,994	30,462
Cash	87,398	44,314
Total investments and cash	1,882,211	1,840,881
Bond issuance - proceeds receivable	148,596	—
Accrued investment income	12,781	14,403
Premiums and reinsurance balances receivable	157,213	139,355
Ceded unearned premium	69,842	73,192
Reinsurance balances recoverable on unpaid losses	360,194	359,884
Deferred policy acquisition costs	63,215	52,344
Property and equipment	36,007	27,987
Investment in unconsolidated investee	62,506	52,128
Goodwill and intangibles	75,140	76,113
Other assets	18,932	8,345
TOTAL ASSETS	$2,886,637	$2,644,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,135,698	$1,158,483
Unearned premiums	416,886	369,346
Reinsurance balances payable	44,530	43,959
Funds held	64,047	56,633
Income taxes-deferred	54,337	55,566
Debt, notes payable due 2014	100,000	100,000
Debt, notes payable due 2023	150,000	—
Accrued expenses	49,108	49,933
Other liabilities	17,453	14,349
TOTAL LIABILITIES	$2,032,059	$1,848,269

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(32,911,923 shares issued, 21,446,816 shares outstanding at 9/30/13)
(32,727,731 shares issued, 21,262,624 shares outstanding at 12/31/12)	32,912	32,728
Paid-in capital	240,125	235,262
Accumulated other comprehensive earnings	125,296	143,170
Retained earnings	849,244	778,202
Deferred compensation	10,482	11,106
Less: Treasury shares at cost
(11,465,107 shares at 9/30/13 and 12/31/12)	(403,481)	(404,105)
TOTAL SHAREHOLDERS’ EQUITY	854,578	796,363
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,886,637	$2,644,632

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2013	2012

Net cash provided by operating activities	$81,736	$13,154
Cash Flows from Investing Activities
Investments purchased	(358,510)	(628,331)
Investments sold	221,133	180,641
Investments called or matured	114,929	469,041
Net change in short-term investments	10,869	(59,088)
Net property and equipment purchased	(10,766)	(11,073)
Net cash used in investing activities	$(22,345)	$(48,810)

Cash Flows from Financing Activities
Cash dividends paid	$(21,354)	$(19,940)
Stock plan share issuance	159	4,842
Excess tax benefit from exercise of stock options	4,888	871
Net cash used in financing activities	$(16,307)	$(14,227)

Net increase (decrease) in cash	43,084	(49,883)
Cash at the beginning of the period	44,314	81,184
Cash at September 30	$87,398	$31,301

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2013 and the results of operations of RLI Corp. and Subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.            PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of September 30, 2013.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $75.1 million at September 30, 2013. These assets relate to acquisition activity including our recent acquisitions of Contractors Bonding and Insurance Company (CBIC) and Rockbridge Underwriting Agency (Rockbridge).

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $32.6 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2013. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2013, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $3.4 million, net of amortization, as of September 30, 2013.

The remaining $16.3 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Goodwill attributable to our casualty segment totaled $12.4 million. Definite-lived intangible assets totaled $3.9 million, net of amortization, as of September 30, 2013. Our initial annual impairment testing on this goodwill will be performed in the fourth quarter of 2013. As of September 30, 2013, there were no triggering events that occurred that would suggest an interim review was necessary. See note 6 to the unaudited condensed consolidated interim financial statements for further discussion.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.4 million for the third quarter of 2013, and $1.0 million for the nine months ended September 30, 2013.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2013			Ended September 30, 2012
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$37,647	21,422	$1.76	$25,463	21,218	$1.20
Effect of Dilutive Securities
Stock options	—	351		—	268

Diluted EPS
Income available to common shareholders	$37,647	21,773	$1.73	$25,463	21,486	$1.19

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2013			Ended September 30, 2012
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$92,396	21,337	$4.33	$78,249	21,207	$3.69
Effect of Dilutive Securities
Stock options	—	328		—	312

Diluted EPS
Income available to common shareholders	$92,396	21,665	$4.26	$78,249	21,519	$3.64

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(in thousands)	2013	2012	2013	2012
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$127,242	133,991	$143,170	117,325
Other comprehensive earnings before reclassifications	5,203	25,127	(5,354)	50,066
Amounts reclassified from accumulated other comprehensive earnings	(7,149)	(4,080)	(12,520)	(12,353)
Net current-period other comprehensive earnings	$(1,946)	21,047	$(17,874)	37,713
Ending balance	$125,296	155,038	$125,296	155,038

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands) Component of Accumulated	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2013	2012	2013	2012	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$10,998	6,278	$19,261	20,161	Net realized investment gains
	—	—	—	(1,156)	Other-than-temporary impairment (OTTI) losses on investments
	10,998	6,278	19,261	19,005	Earnings before income taxes
	(3,849)	(2,198)	(6,741)	(6,652)	Income tax expense
	$7,149	4,080	$12,520	12,353	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2013 and December 31, 2012 were as follows:

Available-for-sale

(in thousands)

	9/30/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$8,537	$52	$(130)	$8,459
Corporate	474,628	23,746	(6,850)	491,524
Mortgage-backed	247,317	7,722	(3,475)	251,564
ABS/CMBS*	94,123	1,609	(1,725)	94,007
Non-U.S. govt. & agency	11,414	469	(16)	11,867
U.S. government	17,090	253	—	17,343
Municipal	506,834	8,079	(10,665)	504,248
Total Fixed Income	$1,359,943	$41,930	$(22,861)	$1,379,012

Equity	$218,656	$173,861	$(361)	$392,156

Available-for-sale

(in thousands)

	12/31/2012
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$11,609	$150	$—	$11,759
Corporate	535,437	45,497	(226)	580,708
Mortgage-backed	234,629	15,758	—	250,387
ABS/CMBS*	72,681	4,648	—	77,329
Non-U.S. govt. & agency	8,410	957	—	9,367
U.S. government	16,358	355	—	16,713
Municipal	415,226	17,250	(157)	432,319
Total Fixed Income	$1,294,350	$84,615	$(383)	$1,378,582

Equity	$240,287	$136,376	$(875)	$375,788

*Asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2013:

	9/30/2013
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$12,910	$13,014
Due after one year through five years	146,264	155,143
Due after five years through 10 years	616,368	627,254
Due after 10 years	242,961	238,030
Mtge/ABS/CMBS*	341,440	345,571
Total available-for-sale	$1,359,943	$1,379,012

*Mortgage-backed, asset-backed & commercial mortgage-backed

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities at September 30, 2013 and December 31, 2012 were as follows:

Held-to-maturity

(in thousands)

9/30/2013
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$—	$—	$—	$—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
Non-U.S. govt. & agency	—	—	—	—
U.S. government	—	—	—	—
Municipal	651	44	—	695
Total Fixed Income	$651	$44	$—	$695

Held-to-maturity

(in thousands)

12/31/2012
		Gross	Gross
	Amortized Cost/	Unrecognized	Unrecognized	Fair
Asset Class	Carrying Value**	Gains	Losses	Value
U.S. agency	$10,076	$74	$—	$10,150
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Municipal	1,652	66	—	1,718
Total Fixed Income	$11,728	$140	$—	$11,868

* Asset-backed and commercial mortgage-backed

** Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of September 30, 2013:

9/30/2013
HTM	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	651	695
Due after five years through 10 years	—	—
Due after 10 years	—	—
Mtge/ABS/CMBS*	—	—
Total held-to-maturity	$651	$695

*Mortgage-backed, asset-backed & commercial mortgage-backed

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2013 unrealized losses, as shown in the following tables, were 1.2% of total invested assets. Unrealized losses have increased in 2013, as interest rates have increased throughout the year, particularly during the second quarter.

Investment Positions with Unrealized Losses

Segmented by Type and Period of Continuous

Unrealized Loss at September 30, 2013

(in thousands)	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—
Cost or Amortized Cost	—	—	—
Unrealized Loss	—	—	—

U.S. Agency
Fair value	$3,866	$—	$3,866
Cost or Amortized Cost	3,996	—	3,996
Unrealized Loss	(130)	—	(130)

Non-U.S. govt. & agency
Fair value	$2,985	$—	$2,985
Cost or Amortized Cost	3,001	—	3,001
Unrealized Loss	(16)	—	(16)

Mortgage-backed
Fair value	$92,321	$—	$92,321
Cost or Amortized Cost	95,796	—	95,796
Unrealized Loss	(3,475)	—	(3,475)

ABS/CMBS*
Fair value	$50,376	$—	$50,376
Cost or Amortized Cost	52,101	—	52,101
Unrealized Loss	(1,725)	—	(1,725)

Corporate
Fair value	$175,314	$—	$175,314
Cost or Amortized Cost	182,164	—	182,164
Unrealized Loss	(6,850)	—	(6,850)

Municipal
Fair value	$283,155	$946	$284,101
Cost or Amortized Cost	293,809	957	294,766
Unrealized Loss	(10,654)	(11)	(10,665)

Subtotal, debt securities
Fair value	$608,017	$946	$608,963
Cost or Amortized Cost	630,867	957	631,824
Unrealized Loss	(22,850)	(11)	(22,861)

Equity securities
Fair value	$7,041	$—	$7,041
Cost or Amortized Cost	7,402	—	7,402
Unrealized Loss	(361)	—	(361)

Total
Fair value	$615,058	$946	$616,004
Cost or Amortized Cost	638,269	957	639,226
Unrealized Loss	(23,211)	(11)	(23,222)

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

* Asset-backed & commercial mortgage-backed.

This table excludes securities with a fair value of less than $0.1 million, classified as trading.

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2013 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$597,964	$576,292	$(21,672)	94.8%
2	BBB	Baa	32,870	31,703	(1,167)	5.1%
3	BB	Ba	990	968	(22)	0.1%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$631,824	$608,963	$(22,861)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $87.4 million at the end of the third quarter of 2013, compared to $44.3 million at the end of 2012. Short-term investments are carried at cost, which approximates fair value. The balance at September 30, 2013 was $23.0 million compared to $30.5 million at December 31, 2012.

Evaluating Investments for OTTI

The fixed income portfolio contained 288 securities in an unrealized loss position as of September 30, 2013. The $22.9 million in associated unrealized losses for these 288 securities represents 1.7% of the fixed income portfolio’s cost basis. Of these 288 securities, one has been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of September 30, 2013, we held three common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.4 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer.

No securities were considered to be other-than-temporarily impaired during the first nine months of 2013. During the first nine months of 2012, we recognized $1.2 million in other-than-temporary impairment charges for equity securities we no longer had the intent to hold until recovery.

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

For common stock, we receive prices from the same nationally recognized pricing service. Prices are based on observable inputs in an active market and are therefore classified as Level 1. Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	—	—	—
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$8,459	$—	$8,459
Corporate	—	491,524	—	491,524
Mortgage-backed	—	251,564	—	251,564
ABS/CMBS*	—	94,007	—	94,007
Non-U.S. govt. & agency	—	11,867	—	11,867
U.S. government	—	17,343	—	17,343
Municipal	—	504,248	—	504,248
Equity	392,156	—	—	392,156
Total available-for-sale securities	$392,156	$1,379,012	$—	$1,771,168
Total	$392,156	$1,379,012	$—	$1,771,168

*Asset-backed & commercial mortgage-backed

	As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
(in thousands)	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Corporate	$—	$—	$—	$—
Mortgage-backed	—	7	—	7
ABS/CMBS*	—	—	—	—
U.S. government	—	—	—	—
Total trading securities	$—	$7	$—	$7
Available-for-sale securities
U.S. agency	$—	$11,759	$—	$11,759
Corporate	—	580,708	—	580,708
Mortgage-backed	—	250,387	—	250,387
ABS/CMBS*	—	77,329	—	77,329
Non-U.S. govt. & agency	—	9,367	—	9,367
U.S. government	—	16,713	—	16,713
Municipal	—	432,319	—	432,319
Equity	375,788	—	—	375,788
Total available-for-sale securities	$375,788	$1,378,582	$—	$1,754,370
Total	$375,788	$1,378,589	$—	$1,754,377

*Asset-backed & commercial mortgage-backed

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended September 30, 2013.

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 2,000,000 shares (subject to adjustment for changes in our capitalization and certain other events). Since 2010, we have granted 1,131,000 stock options under the LTIP, including 291,100 thus far in 2013.

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

The following tables summarize option activity for the periods ended September 30, 2013 and 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	1,472,602	$44.45
Options granted	291,100	$72.62
Options exercised	(380,681)	$34.36		$17,211
Options canceled/forfeited	(22,440)	$51.86
Outstanding options at September 30, 2013	1,360,581	$53.18	5.65	$46,590
Exercisable options at September 30, 2013	530,331	$42.18	4.35	$23,995

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	1,280,866	$43.23
Options granted	292,900	$68.46
Options exercised	(63,721)	$40.29		$1,966
Options canceled/forfeited	(3,120)	$45.84
Outstanding options at September 30, 2012	1,506,925	$48.26	5.32	$28,385
Exercisable options at September 30, 2012	738,945	$40.78	4.33	$19,125

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2013, 291,100 options were granted with an average exercise price of $72.62 and a weighted average fair value of $13.17. We recognized $1.0 million of expense in the third quarter of 2013, and $2.8 million in the first nine months of 2013, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2013, and $1.0 million in the first nine months of 2013, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.1 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the third quarter of 2012, and $2.7 million of expense in the first nine months of 2012. We recorded a tax benefit of $0.3 million in the third quarter of 2012, and $0.9 million in the first nine months of 2012, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2013	2012
Weighted-average fair value of grants	$13.17	$13.13
Risk-free interest rates	0.80%	0.90%
Dividend yield	2.00%	1.93%
Expected volatility	25.41%	25.64%
Expected option life	5.23 years	5.39 years

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

In 2013, we began providing restricted common stock to outside directors. Shares are issued to outside directors from the LTIP as part of annual director compensation and are directly owned by each director on the date of issuance. Currently, each director receives restricted shares worth $10,000 at the time of issuance. The shares are issued annually in the first quarter and include a one-year restriction on the sale or transfer of such shares. In the first quarter of 2013, we issued a total of 1,160 restricted shares and recognized $0.1 million of compensation expense.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below.  Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2013	2012	2013	2012
Net premiums earned:
Casualty	$83,966	$68,194	$235,307	$197,409
Property	52,705	54,741	147,305	151,581
Surety	27,031	27,008	79,794	79,817

Segment totals before income taxes	$163,702	$149,943	$462,406	$428,807

Net investment income	13,598	14,221	39,331	44,340
Net realized gains	10,999	5,481	18,425	16,233

Total consolidated revenue	$188,299	$169,645	$520,162	$489,380

	NET EARNINGS		NET EARNINGS
	2013	2012	2013	2012
Casualty	$20,799	$10,806	$39,517	$22,409
Property	6,468	(310)	19,614	11,317
Surety	4,551	8,034	18,044	21,368

Net underwriting income	$31,818	$18,530	$77,175	$55,094

Net investment income	13,598	14,221	39,331	44,340
Net realized gains	10,999	5,481	18,425	16,233
General corporate expense and interest on debt	(3,670)	(3,611)	(10,773)	(10,438)
Equity in earnings of unconsolidated investee	2,564	1,859	10,696	8,928

Total earnings before income taxes	$55,309	$36,480	$134,854	$114,157
Income tax expense	17,662	11,017	42,458	35,908

Total net earnings	$37,647	$25,463	$92,396	$78,249

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2013	2012	2013	2012

Casualty
General liability	$20,342	$21,556	$61,139	$63,449
Commercial and personal umbrella	22,247	17,430	61,803	50,337
Commercial transportation	13,463	8,583	35,594	25,252
P&C package business	7,643	7,479	22,671	21,334
Executive products	4,550	3,914	13,175	11,666
Professional services	11,021	7,386	30,092	19,704
Medical professional liability	2,674	—	5,136	—
Other	2,026	1,846	5,697	5,667
Total	$83,966	$68,194	$235,307	$197,409

Property
Commercial property	$18,938	$18,640	$57,813	$55,285
Marine	14,242	14,026	43,898	44,591
Crop reinsurance	11,846	9,876	19,501	15,992
Property reinsurance	2,848	6,826	12,503	20,193
Other property	4,831	5,373	13,590	15,520
Total	$52,705	$54,741	$147,305	$151,581

Surety
Miscellaneous	$9,590	$10,026	$28,559	$29,600
Contract	7,025	6,835	20,137	19,507
Commercial	5,857	5,574	17,285	16,536
Oil and Gas	4,559	4,573	13,813	14,174
Total	$27,031	$27,008	$79,794	$79,817

Grand Total	$163,702	$149,943	$462,406	$428,807

6. ACQUISITION

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency. Rockbridge specializes in medical professional liability insurance in the excess and surplus market. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers.

Total consideration for the acquisition was $16.7 million, which included $15.5 million of cash paid at acquisition, and $1.2 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain loss ratio targets and may be adjusted, either upward or downward, in future periods based on actual performance achieved. As of September 30, 2013, the recorded value of the contingent earn-out agreement is $1.2 million.

During the third quarter of 2013, Rockbridge contributed gross premiums written of $3.5 million and net premiums earned of $2.7 million to our casualty segment. For the nine months ended September 30, 2013, Rockbridge contributed gross premiums written of $11.5 million and net premiums earned of $5.1 million.

7. SUBSEQUENT EVENT

On September 25, 2013, we entered into an underwriting agreement to issue $150.0 million of senior unsecured notes. On October 2, 2013, the public offering was completed with funds received and notes issued bearing a coupon rate of 4.875% and a maturity date of September 15, 2023 (a 10-year maturity). The condensed consolidated balance sheet as of September 30, 2013, presented in these unaudited condensed interim consolidated financial statements reflects amounts related to this debt offering. The condensed consolidated statement of cash flows for the nine-month period ended September 30, 2013, however, does not reflect our receipt of the net debt offering proceeds. Actual cash receipt occurred on October 2, 2013, subsequent to quarter end, and will be reflected in financing activity cash flows for the fourth quarter of 2013.

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

Rates have increased modestly on most coverages since 2012. However, the insurance marketplace continues to be intensely competitive in many segments, with new entrants and less disciplined markets broadening policy terms and reducing prices. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at September 30, 2013, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of September 30, 2013.

Investment Valuation and OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of two categories. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. During the third quarter of 2013 we exited our remaining fixed income positions that were classified as trading.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Consolidated revenues, as displayed in the table that follows, totaled $520.2 million for the first nine months of 2013 compared to $489.4 million for the same period in 2012.

	For the Nine-Month Periods
	Ended September 30,
	2013	2012
Consolidated revenues (in thousands)
Net premiums earned	$462,406	$428,807
Net investment income	39,331	44,340
Net realized investment gains	18,425	16,233
Total consolidated revenue	$520,162	$489,380

Consolidated revenue for the first nine months of 2013 increased $30.8 million, or 6%, from the same period in 2012, as net premiums earned for the Group increased 8%. Premium growth for 2013 was attributable to both new product initiatives and rate and exposure growth in mature product offerings, which was largely driven by our casualty segment. Net investment income declined 11% to $39.3 million on lower reinvestment rates over the prior twelve months and a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. We realized net investment gains of $18.4 million in the first nine months of 2013, compared to $16.2 million during the same period of 2012.

Net after-tax earnings for the first nine months of 2013 totaled $92.4 million, $4.26 per diluted share, compared to $78.2 million, $3.64 per diluted share for the same period in 2012. Both periods benefited from positive underwriting income that was bolstered by favorable reserve development. In 2013, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $63.4 million, which was partially offset by $10.0 million of spring storm losses. Comparatively, 2012 results included $59.6 million of favorable development on prior years’ loss and catastrophe reserves, which was partially offset by $15.0 million of spring storm losses and $5.0 million in losses from Hurricane Isaac. In addition, results for 2012 reflect adverse loss experience on the 2012 crop reinsurance year related to drought conditions across the United States. Bonus and profit sharing-related expenses associated with these specific items totaled $7.3 million in 2013 and $4.8 million in 2012. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonuses earned by executives, managers and associates are predominately influenced by corporate performance, principally operating earnings and return on capital.

During the first nine months of 2013, equity in earnings of unconsolidated investee totaled $10.7 million from Maui Jim, Inc. (Maui Jim). This result was $1.8 million higher than results for the same period last year.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (loss) (primarily the change in unrealized gains/losses, net of tax), totaled $74.5 million, $3.44 per diluted share, for the first nine months of 2013, compared to $116.0 million, $5.39 per diluted share, for the same period in 2012. Unrealized losses, net of tax, for the first nine months of 2013 were $17.9 million, compared to unrealized gains, net of tax, of $37.7 million for the same period in 2012. Unrealized losses in the current year were largely from the fixed income portfolio, due to an increase in interest rates during the second and third quarters of 2013.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 8% to $651.5 million for the first nine months of 2013. Growth was driven by our casualty segment, which posted a 19% increase over 2012. Our diversified product portfolio has continued to contribute to premium growth, with newer product initiatives accounting for 27% of total premiums. A continued favorable pricing environment in our casualty segment has also contributed to premium growth. In addition, our net premiums written advanced 11% during the first nine months of 2013. Growth in net premiums written has outpaced growth in gross premiums written, due largely to increased retentions on certain casualty products during 2013. Given the upward momentum in pricing, we increased retentions during our 2013 casualty reinsurance renewal. Underwriting income for the Group increased to $77.2 million for the first nine months of 2013 compared to $55.1 million in 2012. Both periods benefited from favorable development on prior years’ loss and catastrophe reserves, though the benefit in 2013 was $2.5 million higher than the prior year. In addition, 2013 has been relatively benign with respect to catastrophe activity. Compared to 2012, results for 2013 included $8.8 million less in hurricane and spring storm losses. The GAAP combined ratio totaled 83.3 in 2013, compared to 87.1 in 2012. The Group’s loss ratio decreased to 41.4, from 45.1, while the Group’s expense ratio decreased slightly to 41.9 from 42.0.

	For the Nine-Month Periods
	Ended September 30,
	2013	2012
Gross premiums written (in thousands)
Casualty	$343,179	$288,652
Property	222,190	226,382
Surety	86,129	86,750
Total	$651,498	$601,784

Underwriting income (in thousands)
Casualty	$39,517	$22,409
Property	19,614	11,317
Surety	18,044	21,368
Total	$77,175	$55,094

Combined ratio
Casualty	83.2	88.6
Property	86.6	92.6
Surety	77.4	73.2
Total	83.3	87.1

Casualty

Gross premiums written for the casualty segment totaled $343.2 million for the first nine months of 2013, an increase of $54.5 million, or 19%, from the same period last year. Both mature and newer products have contributed to growth within the segment. Growth within our more mature products continues to be led by transportation, executive products and umbrella. Transportation contributed $62.1 million of gross premiums written, an increase of $26.0 million, or 72%, from the same period last year, and our executive products group premium was up 14% to $34.7 million. In addition, umbrella posted $91.9 million in gross premiums written during the first nine months of 2013, up 8% from the same period last year. Growth within these products offset an $11.2 million, or 16%, decline from general liability. The habitational component of the general liability book has presented challenges in recent years, causing us to re-underwrite certain policies and pursue rate increases where pricing was inadequate. When efforts to secure adequate pricing have been unsuccessful, we have exited those policies, which has negatively impacted premium written. Newer product offerings also experienced growth during the first nine months of 2013. Premium from our professional services group, which includes product offerings to architects and engineers, was up $13.1 million, or 43%, to $43.8 million. Growth within this group was driven by both geographic and product expansion efforts. Medical professional liability, which was acquired with the acquisition of Rockbridge in November 2012, posted $11.5 million of premium in the first nine months of 2013. In addition, gross written premiums from our P&C package business was up 9% from the same period last year, to $28.6 million.

Underwriting income for the casualty segment was $39.5 million for the first nine months of 2013, compared to $22.4 million for the same period last year. Both periods included favorable development on prior years’ loss reserves, though to a greater extent in 2013. Products which benefited from favorable prior year development in 2013 included general liability, umbrella, P&C package, and executive products. Due to positive emergence, during the first nine months of 2013, we released reserves, improving the segment’s underwriting results by $46.1 million. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2012). Comparatively, results for 2012 included favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $34.3 million.

Overall, the combined ratio for the casualty segment was 83.2 for 2013 compared to 88.6 in 2012. The segment’s loss ratio was 46.4 in 2013 compared to 51.7 in 2012, driven by the higher amount of favorable development on prior accident years’ reserves and an improved current accident year loss ratio for 2013. Re-underwriting efforts on general liability habitational business coupled with a shift in mix toward lower loss ratio casualty products accounted for the improvement in the loss ratio. The expense ratio for the casualty segment was 36.8 for the first nine months of 2013 compared to 36.9 for the same period of 2012.

Property

Gross premiums written for the Group’s property segment totaled $222.2 million for the first nine months of 2013, a decrease of $4.2 million, or 2%, compared to the same period last year. While crop reinsurance and recreational vehicles program premiums advanced, most other lines declined due to competitive pressures or re-underwriting efforts. Crop reinsurance business recorded gross premiums written of $51.6 million, an increase of $16.1 million, or 45%, from the same period last year. This growth was due to increased participation over the prior year. The recreational vehicle program, one of our newest products which was launched in the fourth quarter of 2012, posted premiums of $8.0 million through the first nine months of the year. Growth from these products served to partially offset declines in other catastrophe-exposed assumed reinsurance programs, which decreased $16.0 million, or 54%, from the prior year. The decrease in premium from these reinsurance programs is a result of actions taken to exit certain underperforming programs within this book. Further offsetting growth was a $4.1 million, or 7%, decline in premiums from our fire product. Fire premiums have decreased, in part, due to largely benign catastrophe activity, which has resulted in increased competition and lower rates. In addition, marine premiums decreased 3%, due to re-underwriting efforts within this book, while pet insurance premiums decreased $5.1 million as a result of our late-2012 exit from that product line.

Underwriting income for the segment was $19.6 million for the first nine months of 2013, compared to $11.3 million for the same period in 2012. Results for 2013 reflected favorable development on prior years’ loss and catastrophe reserves which improved the segment’s underwriting results by $5.4 million. This included a $1.4 million reduction in losses from Hurricane Sandy, primarily related to our fire product. The favorable development on prior years’ loss and catastrophe reserves was more than offset by losses recorded on 2013 spring storms, which impacted the segment’s underwriting results by $8.7 million. The bulk of the spring storms losses relate to our fire and marine products. Comparatively, results for 2012 benefited from $10.3 million of favorable development on prior years’ reserves, related to our crop and marine businesses and 2011 catastrophes. These benefits were offset by losses recorded on 2012 spring storms and Hurricane Isaac, which reduced underwriting income for the first nine months of 2012 by $13.2 million, and $4.4 million, respectively. Prior year results were also impacted by $3.2 million of adverse loss experience on the 2012 crop reinsurance year, related to widespread drought conditions which existed during 2012.

Segment results for 2013 translated into a combined ratio of 86.6, compared to 92.6 for the same period last year. The segment’s loss ratio was 48.0 in 2013 compared to 55.7 in 2012. Reduced catastrophe activity during 2013, and the impact of drought conditions during 2012, were primary drivers of the loss ratio decrease. From an expense standpoint, the segment’s expense ratio was 38.6 for 2013, compared to 36.9 for 2012. The increased expense ratio for 2013 was due, in part, to investments in expansion. The decline in premium production has also contributed to the expense ratio increase, due to the fixed nature of certain expenses.

Surety

The surety segment recorded gross premiums written of $86.1 million for the first nine months of 2013, flat from the same period last year. Premium production within the segment continues to be impacted by increased competition and the slow economic recovery. Oil and gas surety premiums declined 5% from the same period last year, while premiums from miscellaneous bonds decreased 2%. Premiums for the first nine months of 2013 from contract surety and commercial surety are flat compared to 2012.

The segment recorded underwriting income of $18.0 million, compared to $21.4 million for the same period last year. Results for 2013 included favorable development on prior years’ loss reserves, which improved the segment’s underwriting results by $4.3 million. From a comparative standpoint, 2012 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $8.6 million.

The combined ratio for the surety segment totaled 77.4 in 2013, versus 73.2 for the same period in 2012. The segment’s loss ratio was 14.3 for 2013, compared to 8.8 for 2012, due largely to the lower favorable development on prior years’ loss reserves in 2013. From an expense standpoint, cost synergies and other expense savings realized from the integration of CBIC have improved the segment’s expense ratio. The expense ratio decreased to 63.1 for 2013 from 64.4 for 2012.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2013, net investment income decreased 11.3% from that reported for the same period in 2012. Both lower reinvestment rates over the last twelve months and a higher allocation to tax-exempt municipals contributed to the decline in investment income. Because of their tax preference, municipals typically trade with lower nominal yields than taxable alternatives.

	9/30/2013		12/31/2012
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,379,663	73.3%	$1,390,317	75.5%
Equity securities	392,156	20.8%	375,788	20.4%
Cash and short-term investments	110,392	5.9%	74,776	4.1%
Total	$1,882,211	100.0%	$1,840,881	100.0%

Our current equity allocation represents 21% of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average annual yields on our fixed income investments (excluding short-term investments) for the first nine months of 2013 and 2012 were as follows:

	2013	2012
Pretax Yield
Taxable	3.67%	3.99%
Tax-Exempt	2.70%	3.16%
After-tax Yield
Taxable	2.39%	2.59%
Tax-Exempt	2.56%	2.99%

The fixed income portfolio decreased by $10.7 million in the first nine months of 2013. This portfolio had a tax-adjusted total return on a mark-to-market basis of -1.8%. Average fixed income duration was 5.1 at September 30, 2013, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $16.4 million during the first nine months of 2013, to $392.2 million. The increase is due to the strong performance of the equity markets during the first nine months of 2013. This portfolio had a total return of 17.7% through September 30, 2013.

We recognized a total of $18.4 million in net realized gains in the first nine months of 2013, compared to net realized gains of $16.2 million in the first nine months of 2012.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2013, including fair value, cost basis, and unrealized gains and losses.

	9/30/2013
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer Discretionary	$10,595	$22,718	$12,123	$—	$12,123	114.4%
Consumer Staples	14,923	34,656	19,733		19,733	132.2%
Energy	12,986	31,248	18,262		18,262	140.6%
Financials	27,892	44,494	16,602		16,602	59.5%
Healthcare	8,319	25,744	17,425		17,425	209.5%
Industrials	18,348	36,490	18,142		18,142	98.9%
Information Technology	23,232	33,652	10,420		10,420	44.9%
Materials	3,058	7,142	4,084		4,084	133.6%
Telecommunications	8,541	15,695	7,426	(272)	7,154	83.8%
Utilities	40,600	63,109	22,598	(89)	22,509	55.4%
ETF	50,162	77,208	27,046		27,046	53.9%
	$218,656	$392,156	$173,861	$(361)	$173,500	79.3%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate for the first nine months of 2013 was 31% compared to 31% for the same period in 2012. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first nine months of 2013 was the same due to a comparable amount of tax-favored investment income relative to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the first nine months of 2013 and 2012 as a result of the following:

	2013		2012
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$47,199	35%	$39,955	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,717)	-2%	(2,157)	-2%
Dividends received deduction	(1,871)	-2%	(1,842)	-2%
Dividends paid deduction	(592)	0%	(538)	0%
Other items, net	439	0%	490	0%

Total tax expense	$42,458	31%	$35,908	31%

We are currently under examination by the IRS for federal income tax years 2010 and 2011, which began in March of 2013.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Consolidated revenues, as displayed in the table that follows, totaled $188.3 million for the third quarter of 2013 compared to $169.6 million for the same period in 2012.

	For the Three-Month Periods
	Ended September 30,
	2013	2012
Consolidated revenues (in thousands)
Net premiums earned	$163,702	$149,943
Net investment income	13,598	14,221
Net realized investment gains	10,999	5,481
Total consolidated revenue	$188,299	$169,645

Consolidated revenue for the third quarter of 2013 increased $18.7 million, or 11%, from the same period in 2012. Net premiums earned for the Group increased 9% for the quarter, led by growth from our casualty segment which was up 23%. Net premiums earned were flat in our surety segment, while property segment premiums declined 4% from the prior year. Net investment income decreased 4% to $13.6 million due to lower reinvestment rates over the prior twelve months and increased allocation to tax-exempt municipal securities. Net realized investment gains, totaled $11.0 million in the third quarter of 2013, compared to net realized investment gains of $5.5 million in 2012. Investment gains during the quarter were taken in the normal course of portfolio rebalancing, primarily in the equity portfolio due to the strong performance of the equity markets through the first nine months of the year.

Net after-tax earnings for the third quarter of 2013 totaled $37.6 million, $1.73 per diluted share, compared to $25.5 million, $1.19 per diluted share, for the same period in 2012. In the third quarter of 2013, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $23.4 million. Further, the absence of a significant catastrophe event also served to benefit results for the quarter. Comparatively, in the third quarter of 2012, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $20.5 million, partially offset by $5.0 million in Hurricane Isaac losses and $1.3 million in spring storm losses. Widespread drought conditions also impacted results for 2012, and resulted in $3.6 million of adverse current accident year loss experience on multi-peril crop business. Bonus and profit sharing-related expenses related to these specific items totaled $3.7 million in 2013, compared to $1.7 million in 2012.

During the third quarter of 2013, equity in earnings of unconsolidated investee totaled $2.6 million from Maui Jim. The third quarter of 2012 reflected $1.9 million of Maui Jim earnings.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses, net of tax), was $35.7 million, $1.64 per diluted share, for the third quarter of 2013, compared to comprehensive income of $46.5 million, $2.16 per diluted share, for the same period in 2012. Unrealized losses, net of tax, for the third quarter of 2013 were $1.9 million, compared to unrealized gains, net of tax, of $21.0 million for the same period in 2012.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3% to $201.7 million for the third quarter of 2013 from $195.9 million in the third quarter of 2012. Growth from our casualty segment, up 16%, offset declines within our property and surety segments. Expansion efforts, new product initiatives and positive pricing momentum within our casualty segment have each contributed to increased premium production. In addition, our net premiums written advanced 7% in the quarter. Growth in net premiums written has outpaced growth in gross premiums written, due largely to increased retentions on certain casualty products during 2013. Given the upward momentum in pricing, we increased retentions during our 2013 casualty reinsurance renewal. The casualty segment posted net premiums written growth of 26% from the prior year quarter. Underwriting income for the Group increased $13.3 million to $31.8 million for the third quarter of 2013. Results for both periods included favorable development on prior years’ loss and catastrophe reserves, which improved underwriting results by $19.7 million for the third quarter of 2013, and $18.1 million for the same period last year. The 2012 favorable development was partially offset by losses from Hurricane Isaac and spring storms, which impacted underwriting results by $4.4 million and $1.2 million, respectively. The GAAP combined ratio totaled 80.5 in 2013 and 87.7 in 2012.

	For the Three-Month Periods
	Ended September 30,
	2013	2012
Gross premiums written (in thousands)
Casualty	$116,242	$99,970
Property	55,716	65,321
Surety	29,708	30,591
Total	$201,666	$195,882

Underwriting income (loss) (in thousands)
Casualty	$20,799	$10,806
Property	6,468	(310)
Surety	4,551	8,034
Total	$31,818	$18,530

Combined ratio
Casualty	75.3	84.2
Property	87.7	100.6
Surety	83.2	70.3
Total	80.5	87.7

Casualty

Gross premiums written for the casualty segment increased 16%, to $116.2 million for the third quarter of 2013, compared to $100.0 million from the same period last year. Positive pricing trends have continued to support premium growth, as both mature products and newer product initiatives within the segment have advanced top line production. Transportation posted gross premiums written of $23.2 million, up $8.7 million, or 61%, from the third quarter of 2012. Our professional services product, which includes offerings to architects and engineers, also contributed to growth in the quarter, as premiums advanced 31%, to $15.3 million. Our executive products group and P&C package business also delivered solid results, with gross premiums written up 12% and 6%, respectively, while our new medical professional liability product posted premiums of $3.5 million in the quarter. Growth from these products offset a $2.1 million, or 10%, decrease in gross premiums written from general liability, related to the aforementioned challenges in recent years within the habitational component of this book.

The casualty segment recorded underwriting income of $20.8 million, compared to $10.8 million for the same period last year. Both periods included favorable development on prior years’ loss reserves, but the impact in 2013 was $4.7 million greater than in 2012. Products with favorable development in 2013 included general liability, umbrella, and P&C package. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2012). Due to positive emergence, during the third quarter of 2013, we released reserves which improved the segment’s underwriting results by $17.5 million. From a comparative standpoint, 2012 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, and specialty programs, which improved the segment’s underwriting results by $12.8 million.

Overall, the combined ratio for the casualty segment was 75.3 for 2013 compared to 84.2 in 2012. The segment’s loss ratio was 38.5 in 2013 compared to 47.4 in 2012. The decrease is driven by the higher amount of favorable development on prior accident years’ reserves and an improved current accident year loss ratio for 2013. Re-underwriting efforts on general liability habitational business coupled with a shift in mix toward lower loss ratio casualty products accounted for the improvement in the loss ratio. The expense ratio for the casualty segment was 36.8 for the third quarter of 2013, unchanged from the comparable prior year period.

Property

Gross premiums written for the Group’s property segment totaled $55.7 million for the third quarter of 2013, a decrease of $9.6 million, or 15%, from the same period last year. Premium production declined for multiple lines within the segment, the largest being our catastrophe-exposed assumed reinsurance programs, which decreased $7.1 million, or 71%, from the same period last year. Declines from these products have resulted as we exited certain underperforming programs within this book. Gross premiums written from our fire product and marine business also declined, down 14% and 6%, respectively, from the prior year. Fire premiums have decreased due the increased competition and lower rates associated with largely benign catastrophe activity, while re-underwriting efforts in our marine book have resulted in reduced premiums from this business. In addition, $1.2 million of premium decline related to our late-2012 exit from our pet insurance line. Partially offsetting these decreases, our newly launched recreational vehicles program posted gross premiums written of $3.7 million.

Underwriting income for the segment was $6.5 million for the third quarter of 2013, compared to a loss of $0.3 million for the same period in 2012. Results for 2013 were impacted by favorable development on prior years’ loss and catastrophe reserves which improved the segment’s underwriting results by $3.1 million. Included in the favorable development was a $0.4 million reduction in losses related to Hurricane Sandy. From a comparative standpoint, underwriting results for 2012 were improved by $2.6 million due to favorable development on prior years’ loss and catastrophe reserves. Offsetting this was a $5.6 million reduction to underwriting income related to losses from Hurricane Isaac and 2012 spring storms. Results for the prior year also reflect $3.2 million of adverse loss experience on the 2012 crop reinsurance year, due to widespread drought conditions across the United States in 2012.

Segment results for the third quarter of 2013 translate into a combined ratio of 87.7 compared to 100.6 for the same period last year. The segment’s loss ratio decreased to 50.7 in 2013 from 65.6 in 2012, due to reduced catastrophe activity in 2013 and lower loss ratios for the 2013 current accident year. From an expense standpoint, the segment’s expense ratio for the third quarter was 37.0 for 2013, compared to 35.0 in 2012. The increased expense ratio for 2013 was due, in part, to investments in expansion. The decline in premium production has also contributed to the expense ratio increase, due to the fixed nature of certain expenses.

Surety

The surety segment recorded gross premiums written of $29.7 million for the third quarter of 2013, a decrease of $0.9 million, or 3%, from the same period last year. Slight increases in the quarter from contract and miscellaneous surety were more than offset by declines from commercial surety and our oil and gas product, which decreased 9% and 12%, respectively.

The surety segment recorded underwriting income of $4.6 million, compared to $8.0 million for the same period last year. Results for 2013 included a slight amount of favorable development on prior accident years’ loss reserves, which had a minimal impact on the segment’s underwriting results. From a comparative standpoint, 2012 results included favorable loss development which improved the segment’s underwriting results by $2.9 million.

The combined ratio for the surety segment totaled 83.2 for the third quarter of 2013, versus 70.3 for the same period in 2012. The segment’s loss ratio was 19.4 for 2013, compared to 8.9 for 2012, as favorable development on prior years’ reserves provided a greater positive impact to results for 2012. The expense ratio for the third quarter was 63.8 for 2013, compared to 61.4 in 2012.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.6 million during the third quarter of 2013, a decrease of 4.4% from that reported for the same period in 2012. The decline in investment income was due to lower reinvestment rates over the prior twelve months as well as a higher allocation to tax-exempt municipals which have lower nominal yields than taxable alternatives. On an after-tax basis, investment income decreased by 1.9%.

Yields on our fixed income investments for the third quarter of 2013 and 2012 are as follows:

	3Q 2013	3Q 2012
Pretax Yield
Taxable	3.75%	3.90%
Tax-Exempt	2.70%	2.79%
After-tax yield
Taxable	2.44%	2.54%
Tax-Exempt	2.56%	2.64%

We recognized $11.0 million in realized gains in the third quarter of 2013, compared to realized gains of $5.5 million in the third quarter of 2012. Investment gains during the quarter were taken in the normal course of portfolio rebalancing, primarily in the equity portfolio due to the strong performance of the equity markets through the first nine months of the year. We did not record any realized losses associated with OTTI of securities during the third quarter of 2013.

INCOME TAXES

Our effective tax rate for the third quarter of 2013 was 32% compared to 30% for the same period in 2012. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the third quarter of 2013 was higher due to an increase in underwriting income relative to tax-favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35% to pretax income for the third quarter of 2013 and 2012 as a result of the following:

	2013		2012
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$19,358	35%	$12,768	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(991)	-2%	(826)	-2%
Dividends received deduction	(708)	-1%	(624)	-2%
Dividends paid deduction	(199)	0%	(185)	-1%
Other items, net	202	0%	(116)	0%

Total tax expense	$17,662	32%	$11,017	30%

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Operating cash flows	$81,736	$13,154
Investing cash flows	$(22,345)	$(48,810)
Financing cash flows	$(16,307)	$(14,227)
Total	$43,084	$(49,883)

Cash flows from operating activities were positive in the first nine months of 2013, though considerably higher than the comparable prior year period. Cash flows from operating activities for 2012 reflect a $50.0 million cash outflow related to the return of collateral that was being held on a large commercial surety account. Increased premium receipts and a decline in paid losses also contributed to the greater operating cash flows in 2013. The financing cash outflows as of September 30, 2013 do not reflect amounts related to our $150.0 million debt issuance, described further below and in note 7, which was completed on October 2, 2013.

We have $250.0 million in debt outstanding. On December 12, 2003, we completed a public debt offering, issuing $100.0 million in senior notes maturing January 15, 2014 (a 10-year maturity), and paying interest semi-annually at the rate of 5.95% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $98.9 million. The estimated fair value for the senior note at September 30, 2013 was $101.3 million. On September 25, 2013, we entered into an underwriting agreement to issue additional senior unsecured notes. On October 2, 2013, we completed the additional public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875% per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2013 was $150.6 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2013, we had cash, short-term investments and other investments maturing within one year of approximately $123.4 million and an additional $168.4 million maturing between one to five years. As of September 30, 2013, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of and during the quarter ended September 30, 2013 no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2013, our investment portfolio had a book value of $1.9 billion. Invested assets at September 30, 2013, have increased $41.3 million from December 31, 2012.

As of September 30, 2013, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$8,537	$8,459	$(78)	0.5%	AA
Corporate	474,628	491,524	16,896	26.1%	A
Mortgage-backed	247,317	251,564	4,247	13.4%	AA
ABS/CMBS**	94,123	94,007	(116)	5.0%	AAA
Non-U.S. govt. & agency	11,414	11,867	453	0.6%	AA
U.S. government	17,090	17,343	253	0.9%	AA
Municipal	507,485	504,943	(2,542)	26.8%	AA
Total Fixed Income	$1,360,594	$1,379,707	$19,113	73.3%	AA

Equity	$218,656	$392,156	$173,500	20.8%

Cash and short-term investments	$110,392	$110,392	$—	5.9%

Total Portfolio	$1,689,642	$1,882,255	$192,613	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to credit default swaps or derivatives.

As of September 30, 2013, our fixed income portfolio had the following rating distribution:

AAA	16.7%
AA	47.6%
A	26.3%
BBB	9.3%
BB	0.1%
NR	0.0%
Total	100.0%

As of September 30, 2013, the duration of the fixed income portfolio was 5.1 years. Our fixed income portfolio remained well diversified, with 688 individual issues as of September 30, 2013.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2013, we had $20.1 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos, and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2013 we had $73.9 million in commercial mortgage backed securities (CMBS) and $251.6 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.0 percent of our investment portfolio at quarter end.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2013, we had $504.9 million in municipal securities. As of September 30, 2013, approximately 91% of our municipal bond portfolio maintains an ‘AA’ or better rating. At December 31, 2012, approximately 99% of our municipal bond portfolio held an ‘AA’ or better rating.

At September 30, 2013, our equity portfolio had a fair value of $392.2 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2013, our equity portfolio had a dividend yield of 2.9% compared to 2.0% for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2% on dividends, compared to 35.0% on taxable interest and 5.3% on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 80 individual names and no single stock exposure greater than 2% of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2013, our capital structure consisted of $100.0 million in 10-year maturity senior notes maturing in 2014 (debt), $150.0 million in 10-year maturity senior notes maturing in 2023 (debt) and $854.6 million of shareholders’ equity. Debt outstanding comprised 22.6% of total capital as of September 30, 2013. Interest and fees on debt obligations totaled $4.5 million for the first nine months of 2013 and 2012. We have incurred interest expense on debt at an average interest rate of 6.02% for the three-month periods ended September 30, 2013 and 2012.

We paid a quarterly cash dividend of $0.34 per share on September 20, 2013, the same amount as the prior quarter. We have paid dividends for 149 consecutive quarters and increased dividends in each of the last 38 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. As of September 30, 2013, our holding company had $854.6 million in equity. Of this amount, $809.2 million is related to the statutory equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The remaining $45.4 million in holding company equity is not restricted and is comprised primarily of investments and cash, including $18.5 million in liquid assets, which are utilized for annual holding company expenditures. In addition, RLI Corp. maintains the above mentioned revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2012, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million to RLI Corp. There were no dividends paid by RLI Ins. to RLI Corp. in the first nine months of 2013. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In 2012, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $125.0 million. As a result of these extraordinary dividends, as of December 31, 2012, the net assets of our principal insurance subsidiary are restricted and prior approval from the Illinois Department of Insurance is required for all dividends to RLI Corp. These restrictions remain in effect as of September 30, 2013. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2013, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

Item 3.                                Defaults Upon Senior Securities - Not Applicable

Item 4.                                Mine Safety Disclosures - Not Applicable.

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

Date: October 28, 2013