Form 10-K
period 2013-12-31
RLI CORP
filed 2014-02-27
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2013, based upon the closing sale price of the Common Stock on June 30, 2013 as reported on the New York Stock Exchange, was $1,437,954,365. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 12, 2014 was 42,984,424.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2014 annual meeting of shareholders to be held May 1, 2014, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 117-118 of this document, which lists documents filed as exhibits or incorporated by reference herein.

RLI Corp.

PART I

Item 1.  Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through four insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois, with the exception of CBIC, which is domiciled in Washington. We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

As a niche company with a specialty focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard admitted market. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We distribute our property and casualty insurance through our wholly-owned branch offices that market to wholesale producers. We market certain coverages to retail producers from several of our casualty, surety and property operations. On a direct basis, we offer limited coverages to select insureds, as well as various reinsurance coverages, which are distributed through brokers. In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

For the year ended December 31, 2013, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$127,240	17.2%
New York	106,666	14.4%
Florida	72,728	9.8%
Texas	57,081	7.7%
Washington	29,658	4.0%
New Jersey	26,421	3.6%
Illinois	20,344	2.7%
Louisiana	19,659	2.7%
Pennsylvania	19,199	2.6%
Arizona	17,561	2.4%
Hawaii	15,567	2.1%
All Other	229,445	30.8%

Total direct premiums	$741,569	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe (CAT) reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affects the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands)	2013	2012	2011
PREMIUMS WRITTEN
Direct & Assumed	$843,195	$784,799	$702,107
Reinsurance ceded	(176,873)	(191,713)	(152,469)
Net	$666,322	$593,086	$549,638
PREMIUMS EARNED
Direct & Assumed	$820,460	$756,721	$692,947
Reinsurance ceded	(189,658)	(180,150)	(154,495)
Net	$630,802	$576,571	$538,452

SPECIALTY INSURANCE MARKET OVERVIEW

The specialty insurance market differs significantly from the standard admitted market. In the standard admitted market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard admitted market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge of and expertise in our markets. Many of our risks are underwritten on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics. We operate in the specialty admitted insurance market, the excess and surplus insurance market and the specialty property reinsurance market.

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2013, our specialty admitted operations produced gross premiums written of $508.7 million, representing approximately 60 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows us to underwrite nonstandard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite. In 2013, the excess and surplus market represented approximately $25 billion, or 5 percent, of the entire $523 billion domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $265.0 million, or 32 percent, of our total gross premiums written in 2013.

SPECIALTY PROPERTY REINSURANCE MARKET

We write business in the specialty property reinsurance market. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its clients, other (re)insurance companies. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2013, our specialty property reinsurance operations wrote gross premiums of $69.5 million, representing approximately 8 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

Our segment data is derived using the guidance set forth in FASB Accounting Standards Codification (ASC) 280, “Segment Reporting.” As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management. The segments of our insurance operations are casualty, property and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

General Liability

Our general liability business consists primarily of coverage for third party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages in the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $81.4 million, $85.0 million and $85.0 million, or 12 percent, 13 percent and 14 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Commercial and Personal Umbrella

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. In 2012 and 2013, we experienced significant growth in sales of our commercial product to contractors, particularly in the eastern region of the country. Net premiums earned from this business totaled $85.5 million, $68.3 million and $63.0 million, or 12 percent, 10 percent and 10 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Due to more favorable market conditions driven by decreased competition from managing general agents and their associated carriers, we experienced significant revenue growth in 2013 while maintaining our risk profile. Net premiums earned from this business totaled $50.3 million, $34.7 million and $34.1 million, or 7 percent, 5 percent and 6 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

P&C Package Business

In April 2011, we acquired CBIC and affiliated companies. Approximately half of the business written by CBIC is admitted property and casualty packages offered to small contractors (ContracPac) and other small-to-medium sized “Main Street” retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile and umbrella coverage. These products are predominantly marketed through retail agents. Net premiums earned from the CBIC package business totaled $30.6 million, $28.5 million and $16.4 million, or 4 percent, 4 percent and 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Executive Products

We provide a variety of management professional liability coverages, such as directors and officers (D&O) liability insurance, employment practices liability, fiduciary liability and fidelity coverages for a variety of low to moderate classes of risks. We tend to focus more on smaller accounts, as opposed to the large account sector, which is generally more sensitive to price competition. Our target accounts include publicly traded companies with market capitalization below $5 billion (where we are writing part of the traditional D&O program), “Side A” coverage (where corporations cannot indemnify the individual D&Os), private companies, nonprofit organizations and sole-sponsored and multi-employer fiduciary liability accounts. Our primary focus for publicly traded companies is on providing “Side A” coverage and excess broad form coverage. Additionally, we have had success rounding out our portfolio by writing more fiduciary liability coverage and primary and excess D&O coverage for private companies and non-profit organizations. In 2011, we moved our miscellaneous professional liability business to our professional services group and combined our fidelity operation with our executive products group. Net premiums earned from the executive products business totaled $19.1 million, $17.2 million and $15.5 million, or 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small-to-medium sized design professionals. In 2011, we combined our miscellaneous professional liability business into our design professionals group to form the professional services group. This group has focused on small-to-medium sized design, technical, computer and miscellaneous professionals. We have recently expanded our product suite to these same customers by offering a full array of multi-peril package products including general liability, property, automobile, excess liability and worker’s compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $42.1 million, $28.0 million and $13.2 million, or 6 percent, 4 percent and 2 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Medical Professional Liability

In late 2012, we acquired Rockbridge Underwriting Agency (Rockbridge), a managing general agency that specialized in medical professional liability insurance for hard to place individual and group physicians. The business is marketed through wholesale brokers in the excess and surplus lines space. Net premiums earned from the medical professional liability business totaled $8.6 million, or 1 percent of consolidated revenues for 2013.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. In late 2012, we expanded our offerings within the casualty segment with the launch of coverage for security guards. We also have a number of programs that provide multiple, specialized coverages to a segmented customer base. Net premiums earned from these lines totaled $6.4 million, $6.0 million and $9.1 million, or 1 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $76.9 million, $74.2 million and $80.7 million, or 11 percent, 11 percent and 13 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks, contractors’ equipment and other “floater” type coverages. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $57.1 million, $56.4 million and $51.7 million, or 8 percent, 9 percent and 8 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Crop Reinsurance

We offer quota share crop reinsurance for multi-peril crop (MPCI) and crop hail exposures. Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). Crop insurers also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. We realized significant growth in this product in 2013 as a direct result of a larger quota share participation in select territories and commodity price increases that result in higher premiums paid for the underlying coverage. Net premiums earned from the crop reinsurance business totaled $31.4 million, $24.5 million and $34.9 million, or 4 percent, 4 percent and 6 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Property Reinsurance

We offer facultative and other treaty property reinsurance. We underwrite property facultative reinsurance for insurance companies utilizing reinsurance intermediaries. The facultative unit specializes in excess and surplus property risks and other technical risks requiring underwriting expertise. Perils covered range from fire and mechanical breakdown to flood and other catastrophic events. Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division. This division also writes select specialty property treaties on a proportional basis. These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional losses. In 2011, we expanded our treaty offerings by adding a specialty treaty unit that focuses on writing quota share and excess of loss treaties for small, regional companies. From time-to-time we have participated on a limited basis in capital market vehicles (Industry Loss Warranties/CAT bonds) to add narrowly defined, diversifying CAT risk. Net premiums earned from the property reinsurance business totaled $15.8 million, $27.0 million and $19.9 million, or 2 percent, 4 percent and 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Other Property

We offer a variety of other smaller programs in our property segment, including two specialized personal lines property products in the admitted marketplace. In Hawaii, we offer a limited amount of homeowners and dwelling fire insurance through retail agents. In late 2012, we also began offering a recreational vehicle product countrywide through a managing general agent. Net premiums earned from other property coverages totaled $18.9 million, $20.3 million and $16.4 million, or 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through approximately 10,000 independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. Our April 2011 acquisition of CBIC positively impacted net premiums earned for this product, as CBIC specialized in surety bonds, including miscellaneous coverages. Net premiums earned from miscellaneous surety coverages totaled $38.1 million, $39.3 million and $34.8 million, or 5 percent, 6 percent and 6 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Contract

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis. Typically, these are Performance and Payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the federal small business administration. Our April 2011 acquisition of CBIC positively impacted net premiums earned from these coverages, as CBIC is a leading provider of contract bonds in the northwest region of United States. Net premiums earned from contract surety coverages totaled $27.2 million, $26.3 million and $24.4 million, or 4 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium-to-large businesses across a broad spectrum of industries. These risks are underwritten on an account basis with the ability to write bonded aggregations up to $75 million. This coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $23.1 million, $22.1 million and $21.3 million, or 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

Oil and Gas

Our oil and gas surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from oil and gas surety coverages totaled $18.2 million, $18.7 million and $18.1 million, or 3 percent of consolidated revenues for 2013, 2012 and 2011, respectively.

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

INDEPENDENT AGENTS

Our surety segment offers its business through a variety of independent agents. Additionally, we target classes of insurance, such as home business and personal umbrella, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Several of these programs involve detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated system.

UNDERWRITING AGENTS

We contract with certain underwriting agencies, which have limited authority to bind or underwrite business on our behalf. The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request. These agencies may receive some compensation through contingent profit commission.

E-COMMERCE AND/OR DIRECT

We are actively employing e-commerce to produce and efficiently process and service business including home businesses, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on our crop reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of an extremely competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,700 companies actively market property and casualty coverages. Our primary competitors in the casualty segment are, among others, ACE, Arch, Endurance, Navigators, USLI, Great West, Lancer, Baldwin & Lyons, Chubb, Great American, Travelers and CNA. Primary competitors in the property segment are, among others, ACE, Lexington, Arch, Endurance, Aspen, Crum & Forster, Travelers and Markel.

Primary competitors in the surety segment are, among others, ACE, Arch, HCC, CNA, Safeco, North American Specialty, Travelers and Hartford. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad geographic penetration into all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse and we offer new coverages and new programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

FINANCIAL STRENGTH RATINGS

A.M. Best financial strength ratings for the industry range from ‘‘A++’’ (Superior) to ‘‘F’’ (In liquidation) with some companies not being rated. Standard & Poor’s financial strength ratings for the industry range from ‘‘AAA’’ (Extremely strong) to ‘‘R’’ (Regulatory action). Moody’s financial strength ratings for the industry range from “Aaa” (Exceptional) to “C” (Lowest). The following table illustrates the range of ratings assigned by each of the three major rating companies that has issued a financial strength rating on our insurance companies:

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

Publications of A.M. Best, Standard & Poor’s and Moody’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance when compared to the standards established by these firms and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2013, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity (group-rated)	A+, Superior
Contractors Bonding and Insurance Company**	A+, Superior

Standard & Poor’s*
RLI Insurance and Mt. Hawley Insurance	A+, Strong

Moody’s
RLI Insurance, Mt. Hawley Insurance and RLI Indemnity	A2, Good

* Standard & Poor’s does not rate RLI Indemnity

** CBIC is only rated by A.M. Best

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In July 2013, RLI Ins., Mt. Hawley and RIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2013, the policyholders’ statutory surplus of RLI Insurance Group totaled $859.2 million. This would keep the group in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $189.7 million, $180.2 million and $154.5 million in 2013, 2012 and 2011, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to fund losses. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage. Nearly 95 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

			(in millions)
Product Line(s) Covered	Contract Type	Renewal Date	First-Dollar Retention	Per Risk Limit Purchased	Maximum Retention

General liability	Excess of Loss	1/1	$1.0	$5.0	$1.8
Commercial umbrella and excess	Excess of Loss/ Quota Share	1/1	1.0	9.0	1.6
Personal umbrella and eXS	Excess of Loss	1/1	1.0	5.0	1.8
Commercial transportation	Excess of Loss/ Quota Share	1/1	0.5	4.5	0.7
Executive products	Quota Share	7/1	N/A	25.0	8.8
Professional Services - professional liability	Excess of Loss	4/1	0.5	4.5	1.6
MPL and Cyber - professional liability	Quota Share	4/1	N/A	10.0	3.5
Multi-line	Excess of Loss	1/1	0.5	10.5	1.6
Medical professional liability	Excess of Loss	1/1	0.5	1.5	1.3

Property	Excess of Loss	1/1	1.0	14.0	1.6
Marine	Excess of Loss	5/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	48.0	7.2	*
CBIC Surety	Excess of Loss/ Quota Share	4/1	0.5	24.5	3.4

*A limited number of commercial and oil & gas surety accounts are permitted to exceed the $50.0 million limit.  These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we modestly increased retentions on several lines of business including transportation, professional liability for professional services firms, multiline business and CBIC surety. We also increased the retention on marine business for a CAT event from $2.0 million to $5.0 million.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the number of policies we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance depending on our capital position. As the rate of return decreases, we shrink the book and may purchase less reinsurance to increase our return. In 2011, we purchased additional reinsurance to support growth in our wind book of business, which was generating a profitable rate of return. We also anticipated a change in one of the third-party CAT modeling systems that resulted in an increase in estimated potential losses. Coverage since that time has remained relatively consistent as there have been no material fluctuations in the state of the market or our view of the exposure. Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)

	2014		2013		2012		2011
	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit	First-Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$25	300
Non-California Earthquake	25	325	20	330	20	330	25	325
Other Perils	25	225	20	230	20	230	25	225

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer. In 2014, all layers of the treaty include one prepaid reinstatement.

In 2013 and prior, our CAT program included one prepaid reinstatement for two layers of coverage, up to $100.0 million, for a CAT event other than a California earthquake. If a loss had occurred above that level, reinstatement would have been purchased for the remaining limits recovered. For a California earthquake, there was a prepaid reinstatement for the $50.0 million excess $50.0 million layer (placed at 75 percent for 2013 and 2012) and a reinstatement would have been purchased subsequent to an event for the remaining reinsurance coverage.

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

Catastrophe - California Earthquake

(in millions)

	2013		2012		2011
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$28	$22	$28	$22	$23	$27
100	70	30	70	30	69	31
200	160	40	155	45	154	46
350	298	52	287	63	285	65

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2013		2012		2011
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$5	$20	$8	$17	$7	$18
50	19	31	23	27	22	28
100	56	44	61	39	60	40
250	188	62	185	65	179	71

In the above table, projected losses for 2013 were estimated based on our exposure as of December 31, 2013, utilizing the treaty structure in place as of January 1, 2014.  All previous years were estimated similarly by utilizing the exposure at the end of each respective year and the treaty structure in place at the start of the following year.

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of currently in-force policies could generate the level of loss illustrated.  Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a low probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our CAT reinsurance.

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2014, there is a 99.6 percent likelihood that the loss will be less than 8 percent of policyholders’ surplus as of December 31, 2013. Our exposure to CAT losses has been relatively stable based on multiple views of risk including policy counts, policy limits insured and modeled losses based on multiple CAT models. The exposure levels are still well within our tolerances for this risk.

LOSSES AND SETTLEMENT EXPENSES

OVERVIEW

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid and losses that have been incurred but not yet reported to us (IBNR). Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

Net loss and loss adjustment reserves by product line at year-end 2013 and 2012 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2013			2012
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$4,893	$35,287	$40,180	$4,459	$23,732	$28,191
Personal umbrella	19,466	23,546	43,012	12,369	27,187	39,556
General liability	126,203	151,096	277,299	154,755	170,163	324,918
Commercial transportation	49,172	12,200	61,372	44,264	4,285	48,549
Executive products	19,023	34,363	53,386	21,090	32,190	53,280
Professional services	8,082	34,060	42,142	4,490	20,394	24,884
P&C package business	9,622	28,295	37,917	11,519	28,683	40,202
Other casualty	7,390	17,028	24,418	12,138	18,010	30,148
Property segment net loss and ALAE reserves
Marine	21,649	17,764	39,413	24,676	20,191	44,867
Crop reinsurance	8,307	5,351	13,658	21,885	2,879	24,764
Property reinsurance	24,668	5,017	29,685	11,788	4,674	16,462
Commercial property	8,560	3,929	12,489	15,859	9,397	25,256
Other property	1,512	1,785	3,297	364	2,728	3,092
Surety segment net loss and ALAE reserves
Miscellaneous	1,185	4,557	5,742	1,002	4,437	5,439
Contract and commercial	(3,035)	18,436	15,401	(1,714)	14,119	12,405
Oil and gas	1,329	2,242	3,571	3,309	2,174	5,483
Latent liability net loss and ALAE reserves	15,357	18,107	33,464	14,704	18,916	33,620
Total net loss and ALAE reserves	323,383	413,063	736,446	356,957	404,159	761,116
ULAE reserves	—	38,063	38,063	—	37,483	37,483
Total net loss and LAE reserves	$323,383	$451,126	$774,509	$356,957	$441,642	$798,599

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

Significant Risk Factors

Product line	Length of Reserve Tail	Emergence patterns relied upon	Other risk factors	Expected loss ratio variability	Reserve estimation variability
Commercial umbrella	Long	Internal	Low frequency High severity Loss trend volatility Rapid growth Unforeseen tort potential Exposure changes/mix	High	High

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Commercial transportation	Medium	Internal	High severity Exposure growth/mix	Medium	Medium

Executive products	Long	Internal & significant external	Low frequency High severity Loss trend volatility Economic volatility Unforeseen tort potential Small volume	High	High

Professional services	Long	External	Exposure growth Highly varied exposures Loss trend volatility Unforeseen tort potential Small volume	High	High

P&C package business	Long	Internal	Exposure growth/mix Unforeseen tort potential	Medium	High

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Small volume Exposure changes/mix	High	High

Crop reinsurance	Short	External	Weather, yield and price volatility CAT aggregation exposure Unique inuring reinsurance features	Medium	Medium

Property reinsurance	Medium	External	New business CAT aggregation exposure Low frequency High severity Exposure growth/mix Reporting delay	High	Medium

Other Property	Short	Internal	CAT aggregation exposure Low frequency High severity	High	Medium

Surety	Medium	Internal	Economic volatility Uniqueness of exposure	Medium	Medium

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility Mass tort/latent exposure	High	High

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

Weaknesses:  External claims environment changes can impact the rate at which claims are settled and losses paid (e.g. increase in attorney involvement or legal precedent). Adjustments to reflect changes in payment patterns on a prospective basis are difficult to quantify. For losses that have occurred recently, payments can be minimal and thus early estimates are subject to significant instability.

Incurred Loss Development — Historical case-incurred patterns (paid losses plus case reserves) for past claims are used to estimate future case-incurred amounts for current claims. These patterns are applied to current case-incurred losses by accident year to yield an expected ultimate loss.

Strengths:  Losses are reported more quickly than paid, therefore, the estimates stabilize sooner. The method reflects more information in the analysis than the paid loss development method.

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

Strengths:  Reflects an estimate independent of how losses are emerging on either a paid or a case reserve basis. This method is particularly useful in the absence of historical development patterns or where losses take a long time to emerge.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 4 percent unfavorable to 29 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 11 percent to 18 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2013, resulting from the change in the parameters shown. These parameters were applied to a general liability net reserve balance of $277.3 million at December 31, 2013.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(8.0)	$8.0

+/-10% change in expected emergence patterns	$(7.9)	$7.6

+/-30% change in actual loss emergence over a calendar year	$(22.5)	$22.5

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(37.7)	$38.8

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

It is difficult for us to predict whether the favorable loss development observed in 2003 through 2013 will continue for any of our products in the future. We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates. Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time. Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($77 million) favorable to 3 percent ($23 million) unfavorable.

HISTORICAL LOSS AND LAE DEVELOPMENT

The following table presents the development of our balance sheet reserves from 2003 through 2013. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2013. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

Favorable loss and LAE reserve development can be observed in the table for all years ending on both a net and gross basis. As the table displays, variations exist between our cumulative loss experience on a gross and net basis due to the application of reinsurance. On certain products, our net retention (after applying reinsurance) is significantly less than our gross retention (before applying reinsurance). These differences in retention can cause a significant (leveraged) difference between loss reserve development on a net and gross basis. As the relationship of our gross to net retention changes over time, re-estimation of loss reserves will result in variations between our cumulative loss experience on a gross and net basis.

	Year Ended December 31,
	2003
(in thousands)	& Prior	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability for unpaid losses and settlement expenses at end of the year	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509
Paid cumulative as of:
One year later	129,899	137,870	154,446	162,450	161,484	160,460	147,677	177,862	200,169	226,361
Two years later	212,166	239,734	270,210	275,322	267,453	269,740	259,456	308,702	339,847
Three years later	273,019	324,284	353,793	348,018	343,777	348,188	352,106	407,351
Four years later	322,050	378,417	399,811	394,812	393,157	404,112	421,176
Five years later	357,239	406,002	431,959	422,835	424,991	446,796
Six years later	373,122	425,186	447,415	443,091	453,587
Seven years later	387,506	431,414	461,254	461,675
Eight years later	389,868	441,321	475,620
Nine years later	396,754	452,143
Ten years later	403,716
Liability re-estimated as of:
One year later	520,576	605,946	695,254	687,927	712,590	742,451	726,825	763,225	732,091	726,096
Two years later	485,146	577,709	636,356	637,117	658,109	655,838	632,697	671,210	695,792
Three years later	478,113	566,181	599,420	601,939	605,111	596,476	608,260	644,663
Four years later	490,022	549,795	576,319	569,806	560,565	583,439	588,355
Five years later	483,575	536,803	556,836	540,895	552,558	570,613
Six years later	479,049	525,321	539,639	539,654	545,223
Seven years later	473,251	509,462	540,298	533,551
Eight years later	456,302	510,041	534,943
Nine years later	457,310	506,569
Ten years later	453,215
Net cumulative redundancy (deficiency)	$78,178	$161,850	$203,714	$259,555	$229,705	$238,414	$221,713	$175,117	$101,117	$72,503

Gross liability	$903,441	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$1,150,714	$1,158,483	$1,129,433
Reinsurance recoverable	(372,048)	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(353,805)	(359,884)	(354,924)
Net liability	$531,393	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509

Gross re-estimated liability	$885,709	$917,090	$971,581	$863,464	$854,331	$872,349	$888,242	$938,569	$1,007,232	$1,078,592
Re-estimated recoverable	(432,494)	(410,521)	(436,638)	(329,913)	(309,108)	(301,736)	(299,887)	(293,906)	(311,440)	(352,496)
Net re-estimated liability	$453,215	$506,569	$534,943	$533,551	$545,223	$570,613	$588,355	$644,663	$695,792	$726,096
Gross cumulative redundancy (deficiency)	$17,732	$215,509	$360,285	$455,313	$337,847	$286,962	$258,218	$235,374	$143,482	$79,891

OPERATING RATIOS

PREMIUMS TO SURPLUS RATIO

The following table shows, for the periods indicated, our insurance subsidiaries’ statutory ratios of net premiums written to policyholders’ surplus. While there is no statutory requirement applicable to us that establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that this ratio should generally be no greater than 3 to 1. While the NAIC provides this general guideline, rating agencies often require a more conservative ratio to maintain strong or superior ratings.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Statutory net premiums written	$666,322	$593,086	$549,638	$485,140	$469,916
Policyholders’ surplus	859,221	684,072	710,186	732,379	784,161
Ratio	0.8 to 1	0.9 to 1	0.8 to 1	0.7 to 1	0.6 to 1

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

	Year Ended December 31,
GAAP	2013	2012	2011	2010	2009

Loss ratio	41.2	47.1	37.2	40.8	41.3

Expense ratio	41.9	41.9	42.4	39.6	41.5

Combined ratio	83.1	89.0	79.6	80.4	82.8

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

	Year Ended December 31,
Statutory	2013		2012		2011		2010		2009

Loss ratio	41.2		47.2		37.2		40.8		41.3

Expense ratio	41.0		40.8		41.9		40.6		42.6

Combined ratio	82.2		88.0		79.1		81.4		83.9

Industry combined ratio	98.8	(1)	103.1	(2)	108.2	(2)	102.5	(2)	100.5	(2)

(1)                                 Source:  Conning. Estimated for the year ended December 31, 2013.

(2)                                 Source:  A.M. Best Aggregate & Averages — Property-Casualty (2013 Edition) statutory basis.

INVESTMENTS

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investment portfolio serves primarily as the funding source for loss reserves and secondly as a source of income and appreciation. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we have a diversified investment portfolio to balance credit risk and to minimize aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs). During 2013, while the majority of available cash flows went towards the purchase of fixed income securities, our equity allocation increased to 22 percent of the overall portfolio due to the strong returns of the equity market. Allocation decisions are based on fundamental analysis and relative value. As of December 31, 2013, 88 percent of the fixed income portfolio was rated A or better and 63 percent was rated AA or better.

We currently classify less than 1 percent of the securities in our fixed income portfolio as held-to-maturity, meaning they are carried at amortized cost and are intended to be held until their contractual maturity. The remaining part of the fixed income portfolio is classified as available-for-sale (99 percent) and is carried at fair value. As of December 31, 2013, we maintained $1.4 billion in fixed income securities within the available-for-sale classification. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2013, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2014	$12,015	$12,048	$12,102	$12,102
2015	25,678	25,725	26,687	26,651
2016	15,095	15,695	16,433	16,433
2017	42,040	43,763	46,225	46,225
2018	63,260	65,517	69,929	69,929
2019	81,704	86,674	92,459	92,459
2020	125,150	134,866	138,606	138,606
2021	191,202	203,097	204,539	204,539
2022	140,049	145,485	143,667	143,667
2023	93,175	98,515	96,019	96,019
2024	48,150	54,134	52,954	52,954
2025	48,865	55,646	54,340	54,340
2026	44,935	49,429	48,600	48,600
2027	40,245	46,296	44,354	44,354
2028	24,065	27,710	26,404	26,404
2029 and later	15,830	16,912	16,696	16,696
Total excluding
Mtge/ABS/CMBS*	$1,011,458	$1,081,512	$1,090,014	$1,089,978

Mtge/ABS/CMBS*	$341,495	$350,188	$350,725	$350,725

Grand Total	$1,352,953	$1,431,700	$1,440,739	$1,440,703

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $74.8 million at year-end 2013. This total represented 4 percent of cash and invested assets, down from 5 percent the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators are required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each of the 50 states individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Because our insurance companies operate in all 50 states, we must comply with the individual insurance laws, regulations, rules and case law of each state, including those regulating the filing of insurance rates and forms.

The insurance holding company laws also require that ordinary dividends paid by an insurance company be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval. An extraordinary dividend is generally defined under both Illinois and Washington law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the most recent calendar year or 10 percent of its statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly or more frequently if necessary) and periodic examinations.

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

In addition, state-level changes to the insurance regulatory environment are frequent, including changes caused by state legislation, regulations by the state insurance regulators and court rulings. State insurance regulators are members of the National Association of Insurance Commissioners (NAIC). The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for approval by state legislatures and insurance regulators. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

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

FEDERAL LEGISLATION / REGULATION

The U.S. insurance industry is not currently subject to any significant amount of federal regulation and instead is regulated principally at the state level. However, both the federal Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and creation of the Federal Insurance Office (summarized below) include elements that affect the insurance industry, insurance companies and public companies such as ours.

The Dodd-Frank Act was a response to the economic recession in the late 2000’s and represents significant change and increase in regulation of the American financial services industry. This legislation created significant changes in regulatory structures of banking and other financial institutions, created new governmental agencies (while merging and removing others), increased oversight of financial institutions and enhanced regulation of capital markets. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies such as ours.

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of Treasury, has limited authority and no direct regulatory authority over the business of insurance. FIO’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data and representation of the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company.

Many aspects of the Dodd-Frank Act will be implemented over time by various federal agencies, including bank regulatory agencies and the Securities and Exchange Commission (SEC), many of which will affect both public companies and insurance companies such as ours. Full implementation of the insurance-specific aspects of Dodd-Frank is expected to take several more years, including passage of enabling regulations and legislation at the state level. The reduction of state regulation of surplus lines insurance has positively affected our company, and we expect to see additional benefits over the next several years.

We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment, any FIO initiatives and any other federal legislation impacting our company.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act and Fair Credit Reporting Act; and international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC) and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether we or any of our affiliates knowingly engaged in certain specified activities identified in that law. For the year 2013, neither we nor our affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

LICENSES AND TRADEMARKS

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services. For example, we have a software license and services agreement with Risk Management Solutions, Inc. for the modeling of natural hazard catastrophes and a perpetual license agreement with AIG Technology Enterprises, Inc. for policy management, claims processing, premium accounting, file maintenance, financial/management reporting, reinsurance processing and statistical reporting. We also enter into other software licensing agreements for various software programs/systems from time to time in the ordinary course of business.

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

EMPLOYEES

As of December 31, 2013, we employed a total of 870 associates. Of the 870 total associates, 47 were part-time and 823 were full-time.

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

•                  Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities,

•                  Fluctuations in equity markets and interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses and

•                  Adverse conditions in the financial services industry which can make access to capital more difficult.

In addition, the demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations.

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

•                  Inflation and

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase —which could increase the volatility of our results — or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments —especially CAT-exposed risks —which would reduce our revenues.

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

We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. Some of these competitors also have greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•                  An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry,

•                  The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business,

•                  Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other “alternative markets” types of coverage and

•                  Changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s, or Moody’s could negatively affect our business.

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2013. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and RIC (group-rated). A.M. Best also reaffirmed its “A+, Superior” rating for CBIC. Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins., Mt. Hawley and RIC. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

We are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

As an insurance company, we are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state in which we do business, relate to, among other things:

•                  Approval of policy forms and premium rates,

•                  Standards of solvency, including risk-based capital measurements,

•                  Licensing of insurers and their producers,

•                  Cancellation and non-renewal of policies,

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

•                  Restrictions on the size of risks insurable under a single policy,

•                  Requiring deposits for the benefit of policyholders,

•                  Requiring certain methods of accounting,

•                  Periodic examinations of our operations and finances,

•                  Prescribing the form and content of records of financial condition required to be filed and

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

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could fine us, preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

In addition to regulations specific to the insurance industry, including principally the insurance laws of Illinois and Washington, as a public company we are also subject to the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Illinois and Washington, where we and our four insurance company subsidiaries are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, each of which regulate corporate governance and other areas, as well as federal trade sanction, privacy/data security laws, crop insurance and terrorism risk insurance laws. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry.

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

Provisions of our articles of incorporation and by-laws, and provisions of applicable Illinois law and applicable federal and state regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Certain of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

•                  Have the effect of delaying, deferring or preventing a change in control of us,

•                  Discourage bids for our securities at a premium over the market price,

•                  Adversely affect the market price of, and the voting and other rights of the holders of, our securities or

•                  Impede the ability of the holders of our securities to change our management.

Breaches or interruptions of our computer systems could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to issue policies, pay claims, run modeling functions and complete various internal processes including accounting and bookkeeping systems. Some of these systems, in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These systems may be exposed to unplanned interruption, unreliability, intrusion and data breaches.

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected against cyber-security risks, we cannot guarantee that such problems will never occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could impair our profitability.

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

Our ability to grow our business depends in part on our ability to access capital when needed. We cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions and their combined impact on our industry, business and investment portfolios.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We own five commercial buildings on our 23 acre corporate campus in Peoria, Illinois. Our primary building is a two-story 77,000 square foot office building, which serves as our corporate headquarters. Located on the same campus is a 24,000 square foot building which is used by two branch offices of RLI Ins. We also own a 26,000 square foot multi-story building used for record storage and office space, a 12,000 square foot building used as storage for furniture and equipment and a 15,000 square foot office building.

Most of our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Investor Information:

On January 15, 2014, RLI Corp. executed a two-for-one split of its common stock. All share and per share data reflect the stock split.

TRADING AND DIVIDEND INFORMATION

	Closing Stock Price			Dividends
2013	High	Low	Ending	Declared
1st Quarter	$36.11	$32.44	$35.93	$0.16
2nd Quarter	38.21	34.96	38.21	0.17
3rd Quarter	43.71	38.77	43.71	0.17
4th Quarter	51.77	42.37	48.69	1.67

	Closing Stock Price			Dividends
2012	High	Low	Ending	Declared
1st Quarter	$37.22	$34.52	$35.82	$0.15
2nd Quarter	36.18	32.81	34.10	0.16
3rd Quarter	35.20	31.05	33.33	0.16
4th Quarter	35.47	31.79	32.33	2.66

RLI common stock trades on the New York Stock Exchange under the symbol RLI. RLI has paid dividends for 150 consecutive quarters and increased dividends in each of the last 38 years. In December 2013 and 2012, RLI paid special cash dividends of $1.50 and $2.50 per share, respectively, to shareholders as of the record date. As of February 12, 2014, there were 842 registered holders of the Company’s common stock.

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P P&C Index.

	2008	2009	2010	2011	2012	2013

RLI	$100	89	102	154	150	236
S&P 500	$100	126	146	149	172	228
S&P P&C Index	$100	112	122	122	146	202

Assumes $100 invested on December 31, 2008, in RLI, S&P 500 and S&P P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 18.7%, S&P 500: 17.9%, and S&P P&C Index: 15.1%.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b) Not applicable.

(c) Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007. On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock. In the second quarter of 2010, we completed our $200 million share repurchase program. On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program. We did not repurchase any shares during 2013. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.  Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the 5 years ended December 31, 2013.

(amounts in thousands, except per share data and ratios)	2013		2012		2011		2010	2009

OPERATING RESULTS
Gross premiums written	$843,195		784,799		702,107		636,316	631,200
Consolidated revenue	$705,601		660,774		619,169		583,424	546,552
Net earnings	$126,255		103,346		126,598		128,197	92,431
Comprehensive earnings(1)	$119,112		129,191		147,931		146,778	154,712
Net cash provided from operating activities	$134,966		36,240	(8)	117,991	(8)	100,235	127,759

FINANCIAL CONDITION
Total investments and cash	$1,922,058		1,840,881		1,900,288		1,803,021	1,852,502
Total assets	$2,740,310		2,644,632		2,654,834		2,480,399	2,503,283
Unpaid losses and settlement expenses	$1,129,433		1,158,483		1,150,714		1,173,943	1,146,460
Total debt	$149,582	(7)	100,000		100,000		100,000	100,000
Total shareholders’ equity	$828,966		796,363		792,634		769,151	809,260
Statutory surplus(2)	$859,221		684,072		710,186		732,379	784,161

SHARE INFORMATION(3)
Net earnings per share:
Basic	$2.95		2.44		3.00		3.05	2.14
Diluted	$2.90		2.39		2.95		3.02	2.13
Comprehensive earnings per share:(1)
Basic	$2.79		3.04		3.51		3.49	3.59
Diluted	$2.74		2.99		3.45		3.46	3.56
Cash dividends declared per share:
Ordinary	$0.67		0.63		0.60		0.58	0.54
Special(4)	$1.50		2.50		2.50		3.50
Book value per share(4)	$19.29		18.73		18.73		18.34	19.03
Closing stock price(4)	$48.69		32.33		36.43		26.29	26.63
Stock Split	200	% (3)
Weighted average shares outstanding:
Basic	42,744		42,431		42,156		42,040	43,123
Diluted	43,514		43,160		42,869		42,482	43,461
Common shares outstanding	42,982		42,525		42,324		41,929	42,529

OTHER NON-GAAP FINANCIAL INFORMATION(5)(6)

Net premiums written to statutory surplus(2)	78%		87%		77%		66%	60%
GAAP combined ratio(6)	83.1		89.0		79.6		80.4	82.8
Statutory combined ratio(2)(6)	82.2		88.0		79.1	(9)	81.4	83.9

(1) See note 1.P to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

(2) Ratios and surplus information are presented on a statutory basis. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, statutory accounting principles differ from GAAP and are generally based on a solvency concept. Further discussion is included in note 9 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Reporting of statutory surplus is a required disclosure under GAAP.

(3) On January 15, 2014, our stock split on a 2-for-1 basis. All share and per share data has been retroactively stated to reflect this split.

(4) On December 1, 2010, the RLI Corp. Board of Directors declared a special cash dividend of $3.50 per share. The dividend was paid on December 29, 2010, to shareholders of record as of December 16, 2010, and totaled $146.7 million. On November 17, 2011, the Board declared a special cash dividend of $2.50 per share. The dividend was paid on December 20,

2011, to shareholders of record as of November 30, 2011, and totaled $105.8 million. On November 14, 2012, the Board declared a special cash dividend of $2.50 per share. The dividend was paid on December 20, 2012, to shareholders of record as of November 30, 2012, and totaled $106.3 million. On November 14, 2013, the Board declared a special cash dividend of $1.50 per share. The dividend was paid on December 20, 2013, to shareholder of record as of November 29, 2013, and totaled $64.5 million. The special dividend produced corresponding decreases to book value per share, as well as decreases on stock price.

(5) See page 34 for information regarding non-GAAP financial measures.

(6) The GAAP and statutory combined ratios are impacted by favorable development on prior accident years’ loss reserves. For further discussion, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

(7) On October 2, 2013, we successfully completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023. This offering generated proceeds, net of discount and commission, of $148.6 million. In December 2013, we redeemed $100.0 million in senior notes that were issued in 2003 and were set to mature in January 2014.

(8) Operating cash flow for 2011 includes a $50.0 million cash deposit that we received from a commercial surety customer in lieu of credit. The return of this $50.0 million deposit is reflected in operating cash flow for 2012.

(9) Includes statutory results of CBIC post-acquisition.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. As a niche company with a specialty focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for the 18th consecutive year in 2013, averaging an 87.6 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, has also enhanced overall returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, package business and other specialty coverages, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical professional liability coverage in the excess and surplus market. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance including crop and select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Modest rate improvements, which began on most coverages in 2012, have continued through 2013. The insurance marketplace, however, continues to be intensely competitive in many segments with new entrants and less disciplined markets broadening policy terms and reducing prices. Nevertheless, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

BUSINESS DEVELOPMENT

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency, for $15.5 million in cash, coupled with a contingent earn-out based on future underwriting profitability. Rockbridge specializes in medical professional liability insurance in the excess and surplus market. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers.

On April 28, 2011, we acquired CBIC through an acquisition of its holding company, Data and Staff Service Co., for $135.9 million in cash. CBIC is a Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products. CBIC is a leading writer of contractor license bonds in the Northwest.

A more detailed discussion of the impact of these acquisitions is provided in the results of operations and segment highlights, as well as in note 13 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

GAAP AND NON-GAAP FINANCIAL PERFORMANCE METRICS

Throughout this annual report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the generally accepted accounting principles in the United States of America (GAAP) presentation of net income, we show certain statutory reporting information and other non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These non-GAAP measures are underwriting income, combined ratios and net unpaid loss and settlement expenses.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

Combined Ratio

This ratio is a common industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP consolidated financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and other-than-temporary impairment (OTTI), recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes.

LOSSES AND SETTLEMENT EXPENSES

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid and those losses that have occurred but have not yet been reported to us. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to us, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

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

LAE represents the cost involved in adjusting and administering losses from policies we issued. The LAE reserves are frequently separated into two components: allocated and unallocated. Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim or case. Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claim professional typically estimates this cost separately from the loss component in the case reserve. Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim. An example of ULAE would be the cost of an internal claim examiner to manage or investigate a reported claim.

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2013, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect our judgment as to estimation risk. We consider estimation risk by product and coverage within product, if applicable. A product with greater overall volatility and uncertainty has greater estimation risk. Products or coverages with higher estimation risk include, but are not limited to, the following characteristics:

•                  Significant changes in underlying policy terms and conditions,

•                  A new business or one experiencing significant growth and/or high turnover,

•                  Small volume or lacking internal data requiring significant utilization of external data,

•                  Unique reinsurance features including those with aggregate stop-loss, reinstatement clauses, commutation provisions or clash protection,

•                  Longer emergence patterns with exposures to latent unforeseen mass tort,

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

•                  Regulatory and legal environment and/or

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

As a predominantly excess and surplus lines and specialty insurer serving niche markets, we believe there are several reasons to carry, on an overall basis, reserves above the actuarial central estimate. We believe we are subject to above-average variation in estimates and that this variation is not symmetrical around the actuarial central estimate.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2013.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of three categories. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. During 2013, we sold our remaining debt securities classified as trading.

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

We regularly evaluate our fixed income and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the key factors we consider for determining if a security is other-than-temporarily impaired:

•                  The length of time and the extent to which the fair value has been less than cost,

•                  The probability of significant adverse changes to the cash flows on a fixed income investment,

•                  The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, or the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims,

•                  The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity or

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

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

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

RECOVERABILITY OF REINSURANCE BALANCES

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission filings for those reinsurers that are publicly traded, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

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

Additional discussion of other significant accounting policies may be found in note 1 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $705.6 million for 2013, compared to $660.8 million for 2012 and $619.2 million in 2011.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2013	2012	2011
Net premiums earned	$630,802	$576,571	$538,452
Net investment income	52,763	58,831	63,681
Net realized investment gains	22,036	25,372	17,036
Total consolidated revenue	$705,601	$660,774	$619,169

Consolidated revenue increased 7 percent in 2013, after also advancing 7 percent in 2012. Premiums earned from insurance operations have improved in each of the past three years and have served to offset declines in investment income over this same period. Net premiums earned advanced 9 percent in 2013, following a 7 percent and 9 percent increase in 2012 and 2011, respectively. Premium growth for 2013 was experienced across our diversified portfolio of products, particularly within our casualty segment, as both established product lines and newer initiatives contributed to the improved result. Newer products, primarily within our property and casualty segments, continue to post premium increases as investments in expansion, both geographically and in product offerings, begin to gain scale. In addition, moderate rate increases for most products, but in particular within casualty, held steady throughout 2013 and contributed to the improved premium. The improved rate environment seen recently for casualty is a reversal from a declining rate environment experienced as recently as 2011. Given our growth and the improved rate environment, we increased retentions on select lines, which also served to increase consolidated revenues. Investment income declined for the third consecutive year in 2013. Despite an increase in market yields during the year, reinvestment rates remained below the portfolio’s average yield and contributed to the continued decline. In addition, a higher allocation to tax-exempt municipals in 2013, which have lower nominal yields than taxable alternatives, also impacted investment results. We recorded net realized investment gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activities were the result of normal portfolio rebalancing, as well as raising cash to support special dividends paid in each of the last three years.

NET EARNINGS	Year ended December 31,
(in thousands)	2013	2012	2011
Underwriting income	$106,793	$63,593	$110,188
Net investment income	52,763	58,831	63,681
Net realized investment gains	22,036	25,372	17,036
Debt Interest	(8,095)	(6,050)	(6,050)
Corporate Expenses	(8,746)	(7,867)	(7,766)
Investee earnings	10,915	8,853	6,497
Pretax earnings	$175,666	$142,732	$183,586
Income tax expense	(49,411)	(39,386)	(56,988)
Net earnings	$126,255	$103,346	$126,598

Net earnings increased in 2013, after declining in 2012 and 2011. Results for 2013 benefited from a benign catastrophe season and reflected an absence of hurricane activity. Also impacting results was an increase in favorable loss reserve development on prior accident years and improved current accident year results from our casualty segment. Catastrophe losses in 2013 related to spring storm activity and reduced underwriting income by $10.0 million. By comparison, 2012 included a much greater impact from catastrophes, as losses related to Hurricane Sandy, Hurricane Isaac and spring storms reduced underwriting results by $35.0 million. For 2011, results included $13.0 million in spring storm losses and $4.5 million in losses from Hurricane Irene. In total, underwriting income was $106.8 million in 2013, compared to $63.6 million in 2012 and $110.2 million in 2011. These results were the product of both disciplined underwriting in the current accident year and favorable development on prior accident years’ reserves. Also fundamental to our approach is a focus on investing in new product initiatives and geographic expansion, in order to position ourselves for future growth. We have experienced revenue growth in recent years as a result of these expansion efforts. In addition, our continued underwriting income, which has again outperformed industry results, is a testament to our underwriters’ discipline throughout the insurance cycle. We believe our underwriting discipline can differentiate us from the broader insurance market by ensuring appropriate risk selection and pricing of both new and renewal business and can serve to slow the pace of deterioration in underwriting results. Since our products must be priced before the ultimate loss costs are known, it may take several years to know if pricing was adequate or inadequate. Inadequate pricing may lead to adverse loss development in future periods. In 2013, we experienced $72.5 million in favorable development on prior accident years’ reserves, compared to favorable development of $64.6 million in 2012 and $110.1 million in 2011. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Operating earnings refers to net earnings excluding after-tax net realized investment gains. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate bonus targets. Bonus and profit sharing-related expenses attributable to the aforementioned favorable reserve developments totaled $9.7 million, $8.1 million and $14.1 million for 2013, 2012 and 2011, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2013, 2012 and 2011 increases were $1.2 million, $4.2 million and $1.7 million, respectively, in reductions to bonus and profit-sharing earned due to losses associated with hurricanes and spring storms.

Over the past several years, we invested in our capacity to produce premium. We expanded our geographic footprint of existing products by adding underwriters and entering new markets. We hired teams of underwriters to start new products, and in 2011, added to our product offerings through the acquisition of CBIC. Over the past two years, approximately one-fourth of our gross premiums written were due to these initiatives. Expansion efforts, including the addition of CBIC, resulted in growth in our surety segment, which carries higher acquisition costs than other segments. In addition, new product offerings result in investments in systems, and in some instances, like CBIC, acquisition activities result in added costs of integration, including severance. On a consolidated basis, our policy acquisition costs, which include the expenses associated with expansion, represent an increased percentage of net premiums earned. Policy acquisition costs as a percentage of net premiums earned totaled 33 percent in 2013 and 34 percent in 2012 and 2011. We believe these investments have positioned us well to capitalize on future market opportunities.

Equity in earnings of unconsolidated investee (Maui Jim) increased for the second consecutive year in 2013, after declining in 2011. Maui Jim posted increased sales volume in each of the last three years, as a result of continued investments in marketing and advertising efforts. The increased sales, coupled with decreased cost of goods sold and improved foreign exchange results, have resulted in an increase in earnings in 2013.

RLI INSURANCE GROUP

The industry benefited from a very light catastrophe year in 2013, with no hurricanes making landfall and wind-related events also down relative to recent years. The rate environment has continued to build on momentum established in 2012 with rates showing modest improvements on an overall basis in 2013. Though modestly improved from a broad view, the direction and magnitude of rate changes has varied across our product portfolio. The most positive pricing trends have been experienced within our casualty segment, while property and surety rates have remained flat in response to competitive pressures in these markets. Insurance premiums in our markets are heavily dependent on customers’ revenues, values transported, miles traveled and number of new projects initiated. Expansion efforts and new product initiatives, coupled with the acquisition of CBIC, have served to offset the challenging market conditions seen in recent years and resulted in growth in gross premiums written. New product initiatives over the last several years added approximately $220 million in gross premiums written in 2013 after adding nearly $190 million to premiums in 2012 and $150 million in 2011. Our efforts from 2012, including the acquisition of Rockbridge and expansion into recreational vehicle and security guard coverages, accounted for $31 million of premium in 2013. Gross premiums written, as reflected in the table that follows, increased 7 percent in 2013 after advancing 12 percent in 2012 and 10 percent in 2011. On a net basis, premiums increased 12 percent in 2013, due largely to increased retentions selected during our 2013 casualty reinsurance renewal. Due to upward momentum in pricing, we increased retentions on certain casualty products in 2013. Overall, gross casualty writings increased 17 percent in 2013 following a 20 percent increase in 2012 and a 4 percent increase in 2011. For the second consecutive year, improved pricing and expansion efforts resulted in top line growth for most casualty coverages. Within our property segment, premium decreased 3 percent in 2013 after increasing 4 percent in 2012 and 15 percent in 2011. Growth achieved from newer product initiatives was more than offset by declines resulting from competitive pressures and re-underwriting efforts in this book. As anticipated, gross premiums written from our surety segment were flat in 2013 after posting increased premiums in the two previous years. Premium production within surety continues to be impacted by increased competition.

Our underwriting income and combined ratios are displayed in the following tables. Solid underwriting results for each of our segments were bolstered by favorable development on prior accident years’ loss reserves in each of the last three years. The property segment experienced reduced levels of catastrophe losses in 2013, following more significant activity in 2012 and 2011. In addition, improved current accident year results benefited the 2013 casualty segment combined ratio by over three points. The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN	Year ended December 31,
(in thousands)	2013	2012	2011
Casualty	$456,953	$391,639	$325,697
Property	272,723	279,726	270,097
Surety	113,519	113,434	106,313
Total	$843,195	$784,799	$702,107

UNDERWRITING INCOME

(in thousands)	2013	2012	2011
Casualty	$55,592	$25,439	$61,397
Property	27,604	11,692	30,332
Surety	23,597	26,462	18,459
Total	$106,793	$63,593	$110,188

COMBINED RATIO	2013	2012	2011
Casualty	82.8	90.5	74.0
Property	86.2	94.3	85.1
Surety	77.9	75.1	81.3
Total	83.1	89.0	79.6

The following table further summarizes revenues (net premiums earned) by major coverage type within each segment:

	Year ended December 31,
(in thousands)	2013	2012	2011
CASUALTY
Commercial and personal umbrella	$85,532	$68,287	$63,020
General liability	81,427	84,985	85,020
Commercial transportation	50,287	34,701	34,106
Professional services	42,063	28,018	13,151
P&C package business	30,603	28,497	16,379
Executive products	19,123	17,198	15,472
Medical professional liability	8,626	25	—
Other casualty	6,361	5,986	9,050
Total	$324,022	$267,697	$236,198

PROPERTY
Commercial property	$76,939	$74,197	$80,743
Marine	57,122	56,367	51,654
Crop reinsurance	31,421	24,506	34,935
Property reinsurance	15,770	27,021	19,925
Other property	18,889	20,311	16,403
Total	$200,141	$202,402	$203,660

SURETY
Miscellaneous	$38,131	$39,299	$34,837
Contract	27,176	26,329	24,354
Commercial	23,133	22,107	21,317
Oil and gas	18,199	18,737	18,086
Total	$106,639	$106,472	$98,594
Grand total	$630,802	$576,571	$538,452

Casualty

Casualty gross premiums written of $457.0 million were up 17 percent in 2013, following an increase of 20 percent in 2012 and an increase of 4 percent in 2011. Nearly all products within the casualty segment experienced growth in gross premiums written in 2013. Growth in established products was reflective of increases in both rates and exposures, while newer products advanced as coverages were added and geographic expansion continued. Growth in established products was led by commercial transportation, executive products and umbrella. After declining for several consecutive years ending in 2011, transportation and executive products posted increased gross premiums written in 2013 and 2012. Transportation premiums advanced 56 percent and 16 percent in 2013 and 2012, respectively, while executive products advanced 4 percent and 9 percent over these same periods. The decline in prior years was due to competitive pressures and a weak economy, which reduced the revenues that transportation insurance premiums are based upon. For commercial umbrella, gross premiums advanced 13 percent in 2013 after doubling in 2012. On average, rates were up nearly 15 percent over the last two years and we have found opportunities to write new business, including adding umbrella coverage, over our existing general liability policies. For general liability, historically our largest product in this segment, gross premiums totaled $83.0 million in 2013, down 11 percent, after increasing 4 percent in 2012. While rates continued to increase modestly for these coverages, up 4 percent in 2013 and 5 percent in 2012, re-underwriting efforts in the habitational (owner, landlord and tenant/non-construction) component of the book resulted in the overall premium decline in 2013. Over the last several years, the habitational component of the general liability book sustained adverse loss experience. In 2012, the habitational component represented nearly 50 percent of general liability revenue. At the end of 2013, the percentage had declined to nearly 25 percent. Re-underwriting efforts resulted in the nonrenewal of certain policies, as well as rate increases on policies where pricing was inadequate to cover loss experience. The combination of these efforts resulted in lost business, which negatively impacted premiums written. The increased rates and improved mix of business, however, has resulted in improved underwriting results in the current accident year.

Newer products within our casualty business experienced growth. Our professional services product continued to expand its product offerings and geographic penetration. This product, which was launched in 2009 to provide professional liability coverage for design professionals and now offers additional coverages to its target market, posted $60.0 million in gross premiums written in 2013, up 38 percent, after advancing 30 percent during 2012. Medical professional liability, which we added in late 2012 through the acquisition of Rockbridge, posted $16.7 million in gross premiums written in 2013. In addition, our expansion into coverages for security guards in late 2012 added $2.8 million in gross premiums in 2013. Lastly, gross premiums from the addition of CBIC’s package business advanced 10 percent in 2013 to $37.0 million, compared to $33.7 million in 2012 and $20.3 million in 2011 with only eight months of production.

On an overall basis, net premium growth outpaced the growth achieved in gross premiums written. In 2013, net premiums written advanced $78.4 million (28 percent) while gross premiums advanced $65.3 million (17 percent). The increase in net retained premium is due largely to increased retentions at our 2013 casualty reinsurance renewal. Given improved pricing on business we underwrite and overall volume growth, particularly in umbrella, we increased retentions on certain casualty products in 2013.

Underwriting income for the casualty segment was $55.6 million in 2013, compared to $25.4 million in 2012 and $61.4 million in 2011. These results translated into combined ratios of 82.8, 90.5 and 74.0 for 2013, 2012 and 2011, respectively. Favorable development on prior accident years’ loss reserves totaled $61.8 million, $40.4 million and $83.9 million, for 2013, 2012 and 2011, respectively. In each of these years, actuarial studies indicated that cumulative experience attributable to many casualty coverages for mature accident years was lower than carried reserves, resulting in the release of reserves. Loss frequency and severity trends were favorable, which resulted in reserves developing below our actuaries’ initial estimates. We believe these improved trends are due in part to the quality of our underwriters’ risk selection, which has served to offset prior year rate declines and an assumed increase in loss cost trends. In 2013, favorable development was experienced across multiple products, with a majority occurring in accident years 2005 through 2012, with more recent years representing a larger portion of the release. Similarly in 2012, favorable development was experienced across multiple products. Accident years 2007 through 2010 accounted for the majority of favorable experience in 2012. In 2011, favorable development was concentrated in accident years 2006 through 2009.

The segment’s loss ratio was 45.9 in 2013, compared to 53.8 in 2012 and 36.0 in 2011. While each year benefited from varying degrees of favorable reserve development on prior accident years, the results for 2013 and 2012 reflect lower loss ratios on the current accident year. Modest rate increases, relatively benign loss cost inflation and an improved mix of business, particularly with respect to general liability, resulted in a reduction to the 2013 accident year loss ratio of over 3 points. This result follows a 1 point improvement in 2012, which was also driven by an improved rate environment and a shift in mix of business toward lower loss producing products. The expense ratio for the casualty segment was 36.9 in 2013 compared to 36.7 in 2012 and 38.0 in 2011. Higher underwriting income in 2013 and 2011 resulted in increased bonus and profit-sharing expenses for those periods. During all three years, we continued to invest in expansion and new product initiatives. In 2013 and 2012, however, increased revenue from these investments has resulted in improved expense leverage and a lower trending expense ratio.

Property

Gross premiums written in the property segment decreased by 3 percent in 2013 after increasing 4 percent in 2012 and 15 percent in 2011. While expansion efforts resulted in gross premiums increasing for crop reinsurance and recreational vehicles in 2013, most other coverages declined due to competitive pressures or re-underwriting efforts. In 2010, we initiated a crop reinsurance program in which we began assuming multi-peril crop insurance (MPCI) and crop hail exposure under a quota share agreement. In 2012, we reduced our participation in the first treaty but added a second treaty with coverages concentrated in the Midwest states. In 2013, we increased our participation in the treaty with coverages concentrated in the Midwest. The crop reinsurance program produced $53.4 million, $35.5 million and $34.9 million of gross premiums written in 2013, 2012 and 2011, respectively. On a net basis, however, premium growth was less dramatic as two-thirds of premium assumed under the second treaty was ceded to another reinsurance partner. In late 2012, we began offering recreational vehicle coverages. During 2013, gross premiums written associated with this new coverage totaled $11.5 million. Given the start-up nature of this venture, however, less than half of the premium written has been earned as revenue as of year-end 2013. Offsetting these improvements, gross premiums written for commercial property, marine and other property reinsurance declined in 2013. Commercial property declined 3 percent in 2013 after increasing 4 percent in 2012. The result for 2013 is due to a modest decline in catastrophe wind rates coupled with re-underwriting of our habitational book of business in non-coastal states. Gross premiums written for marine declined 7 percent in 2013 after increasing 2 percent in 2012. The decline in marine is due to re-underwriting efforts on the cargo and inland marine books, where additional rate was needed to improve underwriting results. On an overall basis, marine achieved a 9 percent rate increase in 2013. While rate increases were achieved in aggregate, re-underwriting efforts also included exiting certain underperforming accounts, which resulted in the decline in gross premium writings. For other property reinsurance, excluding crop, gross premiums declined to $16.1 million in 2013 from $37.8 million in 2012. A majority of business assumed in our other property reinsurance program is catastrophe exposed and is viewed as complementary and diversifying for our catastrophe strategy employed within our commercial property product. Where experience is adverse or pricing is deemed inadequate, as occurred in 2013, underperforming or underpriced accounts are non-renewed. In addition, our exit from pet insurance in late 2012 negatively impacted premium in 2013. In total, pet insurance added $5.0 million in gross premiums written in 2012, after adding $5.8 million in 2011.

Underwriting income was $27.6 million in 2013, compared to income of $11.7 million in 2012 and $30.3 million in 2011. The segment’s results translated into combined ratios of 86.2, 94.3 and 85.1 for 2013, 2012 and 2011, respectively. While all three periods were impacted by spring storm losses, the result for 2013 and 2011 benefited from light hurricane activity. Results for 2013 included $9.9 million in losses from spring storms but were devoid of hurricane losses. In addition, results for 2013 were negatively impacted by increased loss activity on marine property coverages, specifically cargo and inland marine. Underwriting actions were taken to increase rates across both coverages, as well as exiting certain underperforming accounts. Partially offsetting these adverse impacts, commercial fire losses remained low and favorable development on prior accident years added $7.3 million to underwriting income. Approximately half of this benefit related to reductions in prior years’ hurricane reserves. The remainder related to continued positive emergence on marine liability and protection & indemnity coverages, where previous underwriting action was taken. For 2012, underwriting results included elevated natural catastrophe and weather-related losses that impacted our commercial property, marine, crop and other reinsurance coverages. Incurred losses from spring storms totaled $15.9 million in 2012, while losses and reinstatement premiums from Hurricanes Sandy and Isaac served to reduce income by an additional $18.1 million. In addition, widespread drought conditions across the United States resulted in our crop coverages posting $2.0 million in increased underwriting loss on the 2012 reinsurance contracts, when compared to the 2013 and 2011 reinsurance contracts. Partially offsetting these adverse impacts was $16.8 million in favorable development on prior accident years’ reserves. This benefit was due to $12.1 million in positive emergence on marine liability and protection & indemnity coverages. Reserves related to prior year hurricane and storm losses within commercial property and crop coverages also developed favorably in 2012 and accounted for the balance of favorable development within this segment. In contrast, results for 2011 included $17.0 million in losses from natural catastrophes and storms, which was offset by $18.5 million in favorable development on prior accident years. Prior years’ loss reserves have developed favorably in recent years for marine coverages, while commercial property posted favorable development on the 1994 accident year due to the settlement of the final claim from the Northridge earthquake. Spring storm losses in 2011 totaled $13.0 million, while Hurricane Irene added approximately $4.0 million in incurred loss.

The segment’s loss ratio was 48.1 in 2013, compared to 57.2 in 2012 and 50.1 in 2011. The aforementioned increased hurricane and storm activity accounted for the increases in 2012 and 2011. The expense ratio for the property segment was 38.1 in 2013, compared to 37.1 in 2012 and 35.0 in 2011. The increase from 2012 is due largely to bonus and profit sharing expenses. Over the three year period, however, expenses have trended upward. This trend is due to continued investment in expansion, as well as a shift in mix of business toward products with higher acquisition costs.

Surety

Gross premiums written for surety were flat in 2013 after increasing 7 percent in 2012 and 21 percent in 2011. The addition of CBIC amplified growth in 2012 and 2011, while all periods were influenced by underwriter additions and geographic expansion. CBIC added $21.2 million in gross premiums written in 2012 in the first full year of production, after adding $15.7 million in gross premiums written for the eight months subsequent to the acquisition date in 2011. Commercial and contract surety increased modestly in all three periods. Miscellaneous surety declined 1 percent in 2013, after increasing in 2012 and 2011, while oil and gas surety declined 5 percent in 2013, following a year of flat production in 2012. Premium within the segment continues to be challenged by the slow economic recovery and increased competition.

Underwriting income totaled $23.6 million in 2013, compared to $26.5 million in 2012 and $18.5 million in 2011. The segment’s results translated into combined ratios of 77.9, 75.1 and 81.3 for 2013, 2012 and 2011, respectively. The segment’s loss ratio was 13.8 in 2013, compared to 11.1 in 2012 and 13.2 in 2011. While all three years benefited from favorable development on prior accident years’ loss reserves, the benefit in 2013 was $3.9 million lower than in 2012. This decline resulted in the increased loss ratio in 2013. For 2011, underwriting results were adversely impacted by loss experience on contract surety in the current accident year. The expense ratio for the surety segment was 64.1 in 2013, compared to 64.0 in 2012 and 68.1 in 2011. The increase in 2011 is reflective of costs associated with the acquisition and integration of CBIC, including severance-related expenses, as well as continued investment in expansion. As premium earned from these investments continued to increase and cost synergies were realized, the expense ratio declined in subsequent periods.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2013, net investment income decreased by 10 percent as reinvestment rates remained below the portfolio’s average yield, despite an increase in market yields during the year. The average annual yields on our investments were as follows for 2013, 2012 and 2011:

	2013	2012	2011
PRETAX YIELD
Taxable (on book value)	3.66%	3.75%	4.37%
Tax-exempt (on book value)	2.70%	2.76%	3.70%
Equities (on fair value)	2.95%	3.18%	3.04%

AFTER-TAX YIELD
Taxable (on book value)	2.38%	2.44%	2.84%
Tax-exempt (on book value)	2.56%	2.61%	3.50%
Equities (on fair value)	2.53%	2.73%	2.61%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities are subject to our corporate tax rate of 35.0 percent, our tax-exempt municipal securities are subject to a tax rate of 5.3 percent and our dividend income is generally subject to a tax rate of 14.2 percent. During 2013, the average after-tax yield on the fixed income portfolio declined to 2.4 percent from 2.6 percent in 2012. During the year, we focused on purchasing high-quality fixed income investments, primarily municipal securities and corporate bonds in the 5 to 15 year maturity range.

Despite a decrease in unrealized gains due to rising interest rates, the fixed income portfolio increased by $50.4 million during the year as operating cash flow contributed to net purchases. During 2013, the portfolio experienced net realized gains of $1.3 million and ended 2013 with net unrealized gains of $9.0 million. The tax-adjusted total return on a mark-to-market basis was -1.6 percent. During 2013, our equity portfolio increased by $42.9 million to $418.7 million due to the strong performance of the equity market during the year. During 2013, our equity portfolio experienced net realized gains of $21.5 million and ended 2013 with net unrealized gains of $199.8 million. The total return for the year on the equity portfolio was 27.4 percent.

Our investment results for the last five years are shown in the following table:

(in thousands)	Average Invested Assets(1)	Net Investment Income (2)(3)	Net Realized Gains (Losses)(3)	Change in Unrealized Appreciation (3)(4)	Annualized Return on Avg. Invested Assets	Tax Equivalent Annualized Return on Avg. Invested Assets
2009	1,755,665	67,346	(12,755)	95,281	8.5%	9.0%
2010	1,827,761	66,799	23,243	28,695	6.5%	6.8%
2011	1,851,654	63,681	17,036	32,855	6.1%	6.3%
2012	1,870,584	58,831	25,372	39,855	6.6%	6.9%
2013	1,881,470	52,763	22,036	(10,923)	3.4%	3.7%
5-yr Avg.	$1,837,427	$61,884	$14,986	$37,153	6.2%	6.5%

(1) Average amounts at beginning and end of year (inclusive of cash and short-term investments).

(2) Investment income, net of investment expenses.

(3) Before income taxes.

(4) Relates to available-for-sale fixed income and equity securities.

We realized a total of $22.0 million in net investment gains in 2013. Included in this number is $21.5 million in net realized gains in the equity portfolio, $1.3 million in net realized gains in the fixed income portfolio and $0.8 million in other net realized losses. In 2012, we realized $25.4 million in net investment gains. We realized $15.1 million in net realized gains in the equity portfolio, $13.2 million in net realized gains in the fixed income portfolio and $2.9 million in net realized losses inclusive of an impairment of a long-lived asset. In 2011, we realized net investment gains of $17.0 million. Included in this number are net realized gains of $5.9 million in the equity portfolio and net realized gains of $11.1 million in the fixed income portfolio.

We regularly evaluate the quality of our investment portfolio. When we determine that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We did not recognize any OTTI losses during 2013. During 2012, we recognized $1.2 million in impairment losses. All losses were taken during the second quarter on equity securities we no longer had the intent to hold. There were $0.3 million in losses associated with the OTTI of securities in 2011. All losses were in our equity portfolio.

As of December 31, 2013, we held one security in our equity portfolio that was in an unrealized loss position. The total unrealized loss on this security was $0.3 million. With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 337 positions at an unrealized loss as of December 31, 2013. Of these 337 securities, two have been in an unrealized loss position for 12 consecutive months or longer and represent $0.2 million in unrealized losses. The majority of fixed income unrealized losses can be attributed to the increases in interest rates during the final three quarters of the year and are not credit related. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2013.

INVESTMENTS

We maintain a diversified investment portfolio with an 80 percent fixed income and 20 percent equity target. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical equity allocation. As of December 31, 2013, the portfolio had a fair value of $1.9 billion, an increase of $81.2 million from the end of 2012.

We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

As of December 31, 2013, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION

(in thousands)

Asset Class	Cost or Amortized Cost	Fair Value	Unrealized Gain/(Loss)	% of Total Fair Value	Quality*
U.S. agency	$10,513	$10,298	$(215)	0.5%	AA
Corporate	511,748	526,038	14,290	27.4%	A
Mortgage-backed	243,432	244,416	984	12.6%	AA
ABS/CMBS**	106,755	106,309	(446)	5.6%	AAA
Non-U.S. govt & agency	13,306	13,678	372	0.7%	AA
U. S. government	17,086	17,303	217	0.9%	AA
Municipal	528,860	522,697	(6,163)	27.2%	AA
Total fixed income	$1,431,700	$1,440,739	$9,039	74.9%	AA
Equities	$218,848	$418,654	$199,806	21.8%
Short-term investments	$23,232	$23,232	$—	1.2%
Cash	39,469	39,469	—	2.1%
Total portfolio	$1,713,249	$1,922,094	$208,845	100.0%

      *Quality ratings provided by Moody’s, S&P, and Fitch

      **Asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 75 percent of our total 2013 portfolio compared to 76 percent in 2012. As of December 31, 2013, the fair value of our fixed income portfolio consisted of 17 percent AAA-rated securities, 46 percent AA-rated securities, 25 percent A-rated securities, 11 percent BBB-rated securities and 1 percent BB-rated securities. This compares to 16 percent AAA-rated securities, 46 percent AA-rated securities, 29 percent A-rated securities and 9 percent BBB-rated securities in 2012.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2013, our fixed income portfolio’s duration was 5.0 years. During 2013, the total return on our bond portfolio on a tax-adjusted, mark-to-market basis was -1.6 percent.

Our equity portfolio had a fair value of $418.7 million at December 31, 2013, entirely classified as available-for-sale. Equities comprised 22 percent of our total 2013 portfolio, up from 20 percent in 2012. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a focus on dividend income. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes. During 2013, the total return on our equity portfolio on a mark-to-market basis was 27.4 percent, underperforming broader benchmarks like the S&P 500 due to our preference for less volatile equity sectors with higher dividend yields.

FIXED INCOME PORTFOLIO

As of December 31, 2013, our fixed income portfolio had the following rating distributions:

FAIR VALUE

(in thousands)	AAA	AA	A	BBB	BB	No Rating	Fair Value
Bonds:
Corporate - financial	$—	$7,700	$86,681	$30,548	$963	$—	$125,892
All other corporate	—	23,023	168,760	103,543	15,551	—	310,877
Corporate financial - private placements	—	16,504	36,760	—	—	—	53,264
All other corporate - private placements	—	—	18,818	17,187	—	—	36,005
U.S. government & agency (GSE)	4,538	23,063	—	—	—	—	27,601
Non-U.S. government & agency	—	8,302	3,551	1,825	—	—	13,678
Municipal	140,243	335,792	42,206	4,132	—	324	522,697
Structured:
GSE - RMBS	$—	$228,249	$—	$—	$—	$—	$228,249
Non-GSE RMBS - prime	—	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—	—
ABS - home equity	—	—	—	—	—	—	—
ABS - credit cards	6,218	—	—	—	—	—	6,218
ABS - auto loans	4,638	2,878	—	—	—	—	7,516
All other ABS	5,065	—	—	—	—	—	5,065
GSE - CMBS	—	16,167	—	—	—	—	16,167
CMBS	87,510	—	—	—	—	—	87,510
CDOs/CLOs	—	—	—	—	—	—	—
Total	$248,212	$661,678	$356,776	$157,235	$16,514	$324	$1,440,739

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS

(in thousands)	Rating	Amortized Cost	Fair Value	% of Total
2013
Planned amortization class	AA	$39,339	$38,259	16%
Sequential	AA	16,472	16,167	6%
Pass-throughs	AA	187,621	189,990	78%
Total		$243,432	$244,416	100%

2012
Planned amortization class	AA	$19,964	$21,045	8%
Sequential	AA	6,453	6,987	3%
Pass-throughs	AA	208,218	222,362	89%
Total		$234,635	$250,394	100%

Our allocation to agency mortgage-backed securities totaled $244.4 million as of December 31, 2013. MBS represented 17 percent of the fixed income portfolio compared to $250.4 million or 18 percent of that portfolio as of

December 31, 2012.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2013, all of the securities in our MBS portfolio were rated AA+ and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2013, the MBS portfolio contained 78 percent of pure pass-throughs compared to 89 percent as of December 31, 2012. An additional 16 percent of the MBS portfolio was invested in planned amortization class CMOs (PACs), compared to 8 percent as of December 31, 2012. CMO PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS

(in thousands)	Rating	Amortized Cost	Fair Value	% of Total
2013
CMBS	AAA	$88,113	$87,510	82%
Auto	AAA/AA	7,514	7,516	7%
Utility	AAA	4,979	5,065	5%
Credit card	AAA	6,149	6,218	6%
Total		$106,755	$106,309	100%

2012
CMBS	AAA	$57,051	$61,025	79%
Auto	AAA	3,950	3,974	5%
Utility	AAA	5,832	6,250	8%
Credit card	AAA	5,848	6,080	8%
Total		$72,681	$77,329	100%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans and residential or commercial mortgages. As of December 31, 2013, ABS/CMBS investments were $106.3 million (7 percent) of the fixed income portfolio, compared to $77.3 million (6 percent) as of December 31, 2012. The entire ABS/CMBS portfolio was rated AA or higher as of December 31, 2013. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. Ninety-nine percent of our collateralized securities carry the highest credit rating by one or more major rating agency and continue to pay according to contractual terms. We had $7.7 million in unrealized losses in this asset class as of December 31, 2013.

Municipal Fixed Income Securities

As of December 31, 2013, municipal bonds totaled $522.7 million (36 percent) of our fixed income portfolio, compared to $434.0 million (31 percent) as of December 31, 2012. We increased our allocation to the sector as tax-exempt municipals presented better risk adjusted income potential than corporate bonds during 2013. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2013, approximately 55 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 45 percent were revenue based. Ninety-one percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2013, our corporate debt portfolio totaled $526.0 million (37 percent) of the fixed income portfolio compared to $580.7 million (42 percent) as of December 31, 2012. Our allocation to the corporate debt portfolio decreased during the year as other fixed income classes provided more relative value. The corporate debt portfolio has an overall quality rating of single A, diversified among 199 issuers.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2013, including fair value, cost basis and unrealized gains and losses:

CORPORATES

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross unrealized losses
Bonds:
Corporate - financial	$121,376	$125,892	$6,028	$(1,512)
All other corporate	303,490	310,877	12,973	(5,586)
Financials - private placements	50,956	53,264	2,543	(235)
All other corporate - private placements	35,926	36,005	758	(679)
Total	$511,748	$526,038	$22,302	$(8,012)

We believe corporate debt investments add diversification and additional yield to our portfolio. With our high quality, diversified portfolio, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2013, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,048	$12,102
Due after one year through five years	150,700	159,274
Due after five years through 10 years	668,637	675,290
Due after 10 years	250,127	243,348
Mtge/ABS/CMBS*	350,188	350,725
Total fixed income	$1,431,700	$1,440,739

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2013, our equity portfolio totaled $418.7 million (22 percent) of the investment portfolio, compared to $375.8 million (20 percent) as of December 31, 2012. The increase in value of our common stock portfolio in 2013 was due to the strong performance of the equity market throughout the year. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three exchange traded funds that track to major indices. In 2013, we did not recognize any impairment losses in the equity portfolio. During 2012, we recorded $1.2 million in impairment losses associated with equity securities.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2013, including fair value, cost basis and unrealized gains and losses:

(in thousands)	Cost Basis	Fair Value	% of Total Fair Value	Net Unrealized Gain/Loss
Common stock:
Consumer discretionary	$11,645	$25,820	6.2%	$14,175
Consumer staples	14,923	36,919	8.8%	21,996
Energy	13,388	33,198	7.9%	19,810
Financials	27,891	50,193	12.0%	22,302
Healthcare	8,969	27,845	6.7%	18,876
Industrials	18,332	40,314	9.6%	21,982
Information technology	24,242	37,623	9.0%	13,381
Materials	3,058	8,152	1.9%	5,094
Telecommunications	8,541	16,306	3.9%	7,765
Utilities	40,222	63,737	15.2%	23,515
ETFs	47,637	78,547	18.8%	30,910
Total	$218,848	$418,654	100.0%	$199,806

INTEREST AND CORPORATE EXPENSE

Interest expense increased in 2013 as long-term debt outstanding increased during the year. We completed a public debt offering in October 2013, issuing $150.0 million in senior notes, and used a portion of the proceeds to repay $100.0 million in senior notes that were originally set to mature in January 2014. At December 31, 2013, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. At December 31, 2012, and 2011, our long-term debt consisted of $100.0 million in senior notes that paid interest semi-annually at the rate of 5.95 percent. We incurred $8.1 million of interest expense on outstanding debt during 2013, compared to $6.0 million in 2012 and 2011, respectively.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2013, 2012 and 2011, we exceeded the required return, resulting in the accrual of executive bonuses. Excluding this variable component tied to performance, other general corporate expenses were relatively flat in 2013, 2012 and 2011.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality polarized sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company, and as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2013, we recorded $10.9 million in earnings from this investment compared to $8.9 million in 2012 and $6.5 million in 2011. Sunglass sales were up 6 percent in 2013, after increasing 4 percent in 2012 and 18 percent in 2011, due to domestic and international product expansion.

Investments in expansion and improved cost of sales in 2013 benefited earnings.

In 2013 and 2012, we received dividends from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

INCOME TAXES

Our effective tax rates were 28.1 percent, 27.6 percent and 31.0 percent for 2013, 2012 and 2011, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2013 was higher than 2012 due to an increase in underwriting income notwithstanding an overall increase in tax-exempt income and dividends qualifying for preferential tax treatment, specifically as noted below from Maui Jim.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Special dividends paid to the ESOP in 2013, 2012 and 2011 resulted in tax benefits of $1.7 million, $2.9 million and $2.7 million, respectively. These tax benefits reduced the effective tax rate for 2013, 2012 and 2011 by 1.0 percent, 2.0 percent and 1.5 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investee, Maui Jim. This investee does not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2013 and 2012, we received a $13.2 and $6.6 million dividend, respectively. In accordance with GAAP guidelines on income taxes, we recognized a $3.7 million tax benefit for 2013 and a $1.8 million tax benefit for 2012 from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 2.1 and 1.3 percent reduction to the 2013 and 2012 effective tax rate, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investment through means other than the receipt of dividends, such as a sale.

In addition, our pretax earnings in 2013 included $24.5 million of investment income that is partially exempt from federal income tax, compared to $22.7 million and $17.6 million in 2012 and 2011, respectively. During 2013, we increased our exposure in tax-exempt municipal bonds with high quality state and local municipalities.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability.

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to us. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance decreased to $774.5 million at December 31, 2013, from $798.6 million as of December 31, 2012. This reflects incurred losses of $259.8 million in 2013 offset by paid losses of $283.9 million compared to incurred losses of $271.6 million offset by $270.0 million paid in 2012. The overall decrease in our net loss and LAE reserves between 2013 and 2012 was small, but there were changes by segment as discussed in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) were both subject to the same influences that affected net reserves and behaved similarly. Total gross and ceded loss and LAE reserves decreased to $1.13 billion and $355.6 million, respectively, at December 31, 2013, from $1.16 billion and $359.9 million, respectively, at December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes these three cash flows over the last three years.

(in thousands)	2013	2012	2011
Operating cash flows	$134,966	$36,240	$117,991
Investing cash flows (uses)	(101,932)	52,352	87,641
Financing cash flows (uses)	(37,879)	(125,462)	(124,448)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. The decrease in 2012 is largely due to a $50.0 million cash deposit that we received from a commercial surety customer in lieu of a letter of credit during 2011. The $50.0 million in cash was returned during 2012. During 2013, 2012 and 2011, the majority of cash flows were used in financing activities. In each period, we paid special dividends, totaling $64.5 million in 2013, $106.3 million in 2012 and $105.8 million in 2011.

Prior to 2011, our balance sheet did not reflect any cash balance because all of our funds were invested in short-term investments, primarily highly-rated money market instruments. During 2011, we began holding a cash balance in our operating accounts. For further details, see note 1.F to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

We have entered into certain contractual obligations that require us to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2013.

CONTRACTUAL OBLIGATIONS

		Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$310,430	$425,539	$194,033	$199,431	$1,129,433
Long-term debt	—	—	—	150,000	150,000
Operating leases	4,791	7,781	4,543	3,866	20,981
Total	$315,221	$433,320	$198,576	$353,297	$1,300,414

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $354.9 million at December 31, 2013, compared to $359.9 million in 2012.

The next largest contractual obligation relates to long-term debt outstanding. On October 2, 2013, we completed a public debt offering of $150.0 million in senior notes maturing September 15, 2023, (a 10-year maturity) and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. We are not party to any off-balance sheet arrangements.

Our primary objective in managing our capital is to preserve and grow shareholders’ equity and statutory surplus to improve our competitive position and allow for expansion of our insurance operations. Our insurance subsidiaries must maintain certain minimum capital levels in order to meet the requirements of the states in which we are regulated. Our insurance companies are also evaluated by rating agencies that assign financial strength ratings that measure our ability to meet our obligations to policyholders over an extended period of time.

We have historically grown our shareholders’ equity and/or policyholders’ surplus as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our invested assets and (3) the issuance of common stock and debt.

At December 31, 2013, we had cash, short-term investments and other investments maturing within one year of approximately $74.8 million and an additional $170.5 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. As of and during the year ended December 31, 2013, no amounts were outstanding on the revolving line of credit. We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have generated positive operating cash flow for more than 20 consecutive years. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 18 consecutive years.

OPERATING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claims
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income (interest & dividends)	Commissions paid
Unconsolidated investee dividends from affiliates	Operating expenses
Interest expense
Income taxes

Our largest source of cash is from premiums received from our customers, which we receive at the beginning of the coverage period for most policies. Our largest cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We use cash to pay commissions to brokers and agents, as well as to pay for ongoing operating expenses such as salaries, rent, taxes and interest expense. We also utilize reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. We are subject to the risk of incurring significant losses on catastrophes, both natural (such as earthquakes and hurricanes) and man-made (such as terrorism). If we were to incur such losses, we would have to make significant claims payments in a relatively concentrated period of time.

INVESTING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from investing activities:

Sources	Uses
Proceeds from bonds sold, called or matured	Purchase of bonds
Proceeds from stocks sold	Purchase of stocks
Proceeds from sale of unconsolidated investee	Acquisitions
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2013, our portfolio had a carrying value of $1.9 billion. Invested assets at December 31, 2013, increased by $81.2 million, or 4 percent, from December 31, 2012.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in an equity portfolio. As of December 31, 2013, 51 percent of our shareholders’ equity was invested in equities, compared to 47 percent at December 31, 2012 and 47 percent at December 31, 2011.

The fixed income portfolio is structured to meet policyholder obligations and optimize the generation of after-tax investment income and total return objectives.

FINANCING ACTIVITIES

In addition to the previously discussed operating and investing activities, we also engage in financing activities to manage our capital structure. The following list highlights some of the major sources and uses of cash flow from financing activities:

Sources	Uses
Proceeds from stock offerings	Shareholder dividends
Proceeds from debt offerings	Debt repayment
Short-term borrowing	Share buy-backs
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2013, our capital structure consisted of $149.6 million in 10-year maturity senior notes (long-term debt) and $829.0 million of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2013.

In December 2012, we filed a universal shelf registration statement with the SEC for the potential offering and sale of securities, including equity, debt and other forms of securities. The shelf registration facilitated our $150.0 million public debt offering completed in October 2013.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2013, our holding company had $829.0 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The remaining holding company equity is not restricted and is comprised primarily of investments and cash, including $32.0 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2013 and 2012, our principal insurance subsidiary paid ordinary dividends totaling $40.0 million and $13.0 million, respectively, to RLI Corp. No ordinary dividends were paid in 2011. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. While no extraordinary dividends were paid in 2013, our principal insurance subsidiary sought and received regulatory approval in 2012 and 2011, prior to the payment of extraordinary dividends totaling $125.0 million and $150.0 million, respectively. As of December 31, 2013, $92.7 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. As of December 31, 2012 and 2011, as a result of extraordinary dividends distributed, the net assets of our principal insurance subsidiary were restricted and prior approval from the Illinois Department of Insurance was required for all dividends to RLI Corp. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

Our 151st consecutive dividend payment was declared in February 2014 and will be paid on March 20, 2014, in the amount of $0.17 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2014

The insurance marketplace, and in particular the excess and surplus lines segment, is subject to cycles involving alternating periods of price increases (hard markets) and price decreases (soft markets). In 2013, both industry and our company financial results improved as a direct consequence of abnormally low natural catastrophe activity in the United States. The pricing environment has improved since late 2011 with moderate, year-over-year rate increases through 2013. Loss cost trends continue to be tepid, which has allowed for some margin expansion and continued favorable prior year loss development. Offsetting this is a lackluster economic recovery, falling investment yields and excess capital. Without noticeable improvement in the economic environment, any significant top line revenue expansion that can contribute to underwriting profitability will likely need to come from acquisitions of people and/or businesses. Excess capital, most recently coming from alternative capital sources, will lead to increasing pressure on reinsurance rates. We believe this will likely have a “trickle down” effect on the primary market pricing over 2014 with price increases giving way to flattening and sometimes decreasing, rate levels as the year plays out. We would expect that the combination of all these competing pressures and a return to a more “normal” natural catastrophe year will lead to moderate top line premium growth and make it challenging for the industry to replicate the overall financial results produced in 2013.

We continue to invest in new products and underwriting talent. We expect to see moderate organic premium growth in most of our products in 2014 and underwriting income overall barring any unusual catastrophe events. We will see more significant growth from some of our more recently added products including recreational vehicles, professional services and property and casualty packages. We continue to diversify our portfolio of products, growing those that still provide an opportunity for underwriting profit and shrinking and rehabilitating those that are inadequately priced. At the beginning of 2014, we renewed our major property and casualty reinsurance treaties, which resulted in over $10.0 million of savings while keeping our overall loss retentions largely unchanged. Specific details regarding our insurance segments follow.

CASUALTY

We will maintain our underwriting focus and look to broaden our production sources and product offerings as a means of holding our market position in this segment. We expect moderate growth in this segment from both mature products and newer products in 2014. Newer products including professional liability for medical and non-medical professionals, multi-peril package products for professional service firms and CBIC packages all remain on a growth trajectory. In addition, we expect to see some growth from a small quota share reinsurance opportunity. We also expect to realize net premium growth from ceding less through our primary casualty reinsurance treaty. In January 2014, we were able to realize more than a 10 percent ($5.0 million) reduction in ceded reinsurance costs while leaving retentions relatively unchanged.

We expect primary rate levels to begin moderating as a result of the competitive reinsurance environment, but do not anticipate a rapid decline in market pricing. We continue to invest heavily in this segment, expanding our footprint in preparation for a market turn. However, the lack of significant price increases, a sluggish economy driving weaker demand and our heavy investment in developing new products will make it increasingly difficult to improve our underwriting margins in this segment. We look to exercise our traditional underwriting discipline and select quality risks to continue to differentiate ourselves from the marketplace.

PROPERTY

We believe property pricing will decline in 2014 as a result of alternative capital providing cheaper capacity in this space. This competition is particularly felt in the critical catastrophe zones of Florida wind and California earthquake. As a result of declining market pricing, we do not expect to see any appreciable growth in our catastrophe exposures or our maximum exposure to a single event in 2014. We will continue our underwriting discipline and diversify our catastrophe portfolio, which should increase the amount of premium we receive for these exposures on the margins. Our marine business will continue to be focused on re-underwriting and we do not expect to see growth from this business while anticipating some improvement in profitability. We expect to see some moderate growth in our property segment driven by our recreational vehicles program, geographic penetration of our fire business and our assumed reinsurance operation. We expect moderate overall top line growth and to maintain our excluding-catastrophe underwriting margins in this segment for 2014. However, a return to a more normal catastrophe year may make replicating our 2013 underwriting margins challenging.

SURETY

The surety segment, like our other segments, is expected to feel pressure from the weak economy and increased competition. There have been a significant number of new entrants into this space due to the positive underwriting results of the overall industry. Unfortunately, this has led to some undisciplined competition by the general market with increasing commissions and loosening of collateral and personal indemnity requirements. In 2008 through 2012, we expanded our geographic footprint in miscellaneous, commercial and contract surety and acquired CBIC, which writes select miscellaneous and small-contract surety business. In 2013, we took a very cautious approach and our top line remained flat. We plan to continue our underwriting discipline in the surety business in 2014 in light of the challenging economic recovery and competitive landscape. Despite this challenge, our experienced underwriting staff coupled with our effective use of technology should allow us to maintain our overall underwriting margins while expecting a flat top-line in 2014.

INVESTMENTS

The investment landscape has been largely dominated by monetary policy over the last twelve months as the Federal Reserve publicly debated the need for ongoing accommodation in the form of quantitative easing. Despite the Federal Reserve’s effort to stimulate the economy, the U.S. remained in a slow but steady growth environment that realized approximately 2 percent in GDP growth, a 1.2 percent decline in unemployment and support from a stable albeit less than robust consumer. Inflation remains well contained, contributing to predictable input prices for manufacturers and helpful in an economy with little wage growth. Anticipation of the end of monetary policy stimulus around mid-year contributed to a sell-off in bond markets and a rise in yields from historic lows. As market participants began rotating out of fixed income for the first time in several years, credit spreads were under pressure across most sectors. With little income cushion to counteract a decline in bond prices, most fixed income indices posted a negative total return for the year. Other investment sectors with sensitivity to rates were not immune as emerging market stocks and bonds, along with income-focused equities, were held back by a rising rate backdrop. Although the market may experience some volatility around the transition to a more normal monetary policy stance from the Federal Reserve in 2014, our portfolio remains well positioned to support operations through current income and to contribute to long-term growth in book value via our low beta equity strategy. With bond yields rising from lows experienced in early 2013, there is a less significant drag on investment income as we invest incremental capital; however, turning the tide of decline is a slow multi-year process. Looking forward, we expect a flat year over year income comparison to 2013, which has some upside risk should portfolio growth be more than anticipated.

PROSPECTIVE ACCOUNTING STANDARDS

Prospective accounting standards are those which we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of relevant prospective accounting standards, see note 1.D. to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK DISCLOSURE

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair value of financial instruments. Management of market risk is a critical component of our investment decisions and objectives. We manage our exposure to market risk by using the following tools:

•                  Monitoring the fair value of all financial assets on a constant basis,

•                  Changing the character of future investment purchases as needed and

•                  Maintaining a balance between existing asset and liability portfolios.

FIXED INCOME AND INTEREST RATE RISK

The most significant short-term influence on our fixed income portfolio is a change in interest rates. Because there is intrinsic difficulty predicting the direction and magnitude of interest rate moves, we attempt to minimize the impact of interest rate risk on the balance sheet by matching the duration of assets to that of our liabilities. Furthermore, the diversification of sectors and given issuers is core to our risk management process, increasing the granularity of individual credit risk. Liquidity and call risk are elements of fixed income that we regularly evaluate to ensure we are receiving adequate compensation. Our fixed income portfolio has a meaningful impact on financial results and is a key component in our enterprise risk simulations.

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2013 and 2012, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for nearly ten years.

EQUITY PRICE RISK

Equity price risk is the potential that we will incur economic loss due to the decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio has a beta of 0.9 in comparison to the S&P 500 with a beta of 1.0. This lower beta statistic reflects our long-term emphasis on maintaining a value oriented, dividend-driven investment philosophy for our equity portfolio.

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2013. Listed on each table is the December 31, 2013, fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are divided into two categories: instruments held for trading purposes and those held for non-trading purposes. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2013, our fixed income portfolio had a fair value of $1.4 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2013, levels with all other variables held constant. Such scenarios would result in decreases in the fair value of the fixed income portfolio of $81.4 million and $159.7 million, respectively.

As of December 31, 2013, our equity portfolio had a fair value of $418.7 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $35.6 million and $71.3 million, respectively.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

TABLE 1

Effect of a 100-basis-point increase in interest rates and a 10% decline in the S&P 500:

(in thousands)	12/31/13 Fair Value	Interest Rate Risk	Equity Risk
Held for trading purposes:
Fixed income securities	$—	$—	$—
Total trading	—	—	—
Held for nontrading purposes:
Fixed income securities	1,440,052	(81,353)	—
Equity securities	418,654	—	(35,644)
Total nontrading	1,858,706	(81,353)	(35,644)
Total trading & nontrading	$1,858,706	$(81,353)	$(35,644)

TABLE 2

Effect of a 200-basis-point increase in interest rates and a 20% decline in the S&P 500:

(in thousands)	12/31/13 Fair Value	Interest Rate Risk	Equity Risk
Held for trading purposes:
Fixed income securities	$—	$—	$—
Total trading	—	—	—
Held for nontrading purposes:
Fixed income securities	1,440,052	(159,675)	—
Equity securities	418,654	—	(71,288)
Total nontrading	1,858,706	(159,675)	(71,288)
Total trading & nontrading	$1,858,706	$(159,675)	$(71,288)

TABLE 3

Effect of a 100-basis-point decrease in interest rates and a 10% increase in the S&P 500:

(in thousands)	12/31/13 Fair Value	Interest Rate Risk	Equity Risk
Held for trading purposes:
Fixed income securities	$—	$—	$—
Total trading	—	—	—
Held for nontrading purposes:
Fixed income securities	1,440,052	76,825	—
Equity securities	418,654	—	35,644
Total nontrading	1,858,706	76,825	35,644
Total trading & nontrading	$1,858,706	$76,825	$35,644

TABLE 4

Effect of a 200-basis-point decrease in interest rates and 20% increase in the S&P 500:

(in thousands)	12/31/13 Fair Value	Interest Rate Risk	Equity Risk
Held for trading purposes:
Fixed income securities	$—	$—	$—
Total trading	—	—	—
Held for nontrading purposes:
Fixed income securities	1,440,052	139,335	—
Equity securities	418,654	—	71,288
Total nontrading	1,858,706	139,335	71,288
Total trading & nontrading	$1,858,706	$139,335	$71,288

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
(in thousands, except per share data)	2013	2012
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,431,049 in 2013 and $1,294,350 in 2012)	$1,440,052	$1,378,582
Held-to-maturity, at amortized cost (fair value - $687 in 2013 and $11,868 in 2012)	651	11,728
Trading, at fair value (amortized cost - $0 in 2013 and $6 in 2012)	—	7
Equity securities available-for-sale, at fair value (cost - $218,848 in 2013 and $240,287 in 2012)	418,654	375,788
Short-term investments, at cost which approximates fair value	23,232	30,462
Cash	39,469	44,314
Total investments and cash	$1,922,058	$1,840,881
Accrued investment income	$15,710	$14,403
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $13,328 in 2013 and $13,470 in 2012	152,509	139,355
Ceded unearned premiums	60,407	73,192
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $14,239 in 2013 and $14,834 in 2012	354,924	359,884
Deferred policy acquisition costs, net	61,508	52,344
Property and equipment, at cost, net of accumulated depreciation of $41,491 in 2013 and $45,603 in 2012	40,261	27,987
Investment in unconsolidated investee	49,793	52,128
Goodwill and intangibles	74,876	76,113
Other assets	8,264	8,345
Total assets	$2,740,310	$2,644,632

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,129,433	$1,158,483
Unearned premiums	392,081	369,346
Reinsurance balances payable	47,334	43,959
Funds held	61,656	56,633
Income taxes - deferred	57,801	55,566
Debt, notes payable due 2014	—	100,000
Debt, notes payable due 2023	149,582	—
Accrued expenses	59,596	49,933
Other liabilities	13,861	14,349
Total liabilities	$1,911,344	$1,848,269

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 65,912,638 shares in 2013 and 65,455,462 shares in 2012, and outstanding 42,982,424 shares in 2013 and 42,525,248 shares in 2012)	$65,913	$65,455
Paid in capital	208,705	202,535
Accumulated other comprehensive earnings, net of tax	136,027	143,170
Retained earnings	811,320	778,202
Deferred compensation	11,562	11,106
Treasury stock, at cost (22,930,214 shares in 2013 and 2012)	(404,561)	(404,105)
Total shareholders’ equity	$828,966	$796,363
Total liabilities and shareholders’ equity	$2,740,310	$2,644,632

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net premiums earned	$630,802	$576,571	$538,452
Net investment income	52,763	58,831	63,681
Net realized investment gains	22,036	26,528	17,293
Other-than-temporary-impairment losses on investments	—	(1,156)	(257)
Consolidated revenue	$705,601	$660,774	$619,169
Losses and settlement expenses	$259,801	$271,645	$200,084
Policy acquisition costs	210,651	196,362	183,868
Insurance operating expenses	53,557	44,971	44,312
Interest expense on debt	8,095	6,050	6,050
General corporate expenses	8,746	7,867	7,766
Total expenses	$540,850	$526,895	$442,080
Equity in earnings of unconsolidated investee	10,915	8,853	6,497
Earnings before income taxes	$175,666	$142,732	$183,586
Income tax expense:
Current	$43,346	$35,605	$49,524
Deferred	6,065	3,781	7,464
Income tax expense:	$49,411	$39,386	$56,988
Net earnings	$126,255	$103,346	$126,598

Other comprehensive earnings (loss), net of tax	(7,143)	25,845	21,333
Comprehensive earnings	$119,112	$129,191	$147,931

Basic:
Net earnings per share	$2.95	$2.44	$3.00
Comprehensive earnings per share	$2.79	$3.04	$3.51

Diluted:
Net earnings per share	$2.90	$2.39	$2.95
Comprehensive earnings per share	$2.74	$2.99	$3.45

Weighted average number of common shares outstanding
Basic	42,744	42,431	42,156
Diluted	43,514	43,160	42,869

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)	Common Shares	Total Shareholders’ Equity	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Deferred Compensation	Treasury Stock at Cost
Balance, January 1, 2011	41,929,080	$769,151	$64,635	$182,749	$95,992	$812,150	$6,474	$(392,849)
Net earnings	—	$126,598	$—	$—	$—	$126,598	$—	$—
Other comprehensive earnings, net of tax	—	21,333	—	—	21,333	—	—	—
Treasury shares purchased	(223,912)	(6,624)	—	—	—	—	—	(6,624)
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	3,971	(3,971)
Stock option excess tax benefit	—	4,210	—	4,210	—	—	—	—
Exercise of stock options	619,106	8,821	619	8,202	—	—	—	—
Dividends paid ($3.10 per share)	—	(130,855)	—	—	—	(130,855)	—	—
Balance, December 31, 2011	42,324,274	$792,634	$65,254	$195,161	$117,325	$807,893	$10,445	$(403,444)
Net earnings	—	$103,346	$—	$—	$—	$103,346	$—	$—
Other comprehensive earnings, net of tax	—	25,845	—	—	25,845	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	661	(661)
Stock option excess tax benefit	—	1,471	—	1,471	—	—	—	—
Exercise of stock options	200,974	6,104	201	5,903	—	—	—	—
Dividends paid ($3.13 per share)	—	(133,037)	—	—	—	(133,037)	—	—
Balance, December 31, 2012	42,525,248	$796,363	$65,455	$202,535	$143,170	$778,202	$11,106	$(404,105)
Net earnings	—	$126,255	$—	$—	$—	$126,255	$—	$—
Other comprehensive earnings, net of tax	—	(7,143)	—	—	(7,143)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	456	(456)
Stock option excess tax benefit	—	6,310	—	6,310	—	—	—	—
Exercise of stock options	457,176	318	458	(140)	—	—	—	—
Dividends paid ($2.17 per share)	—	(93,137)	—	—	—	(93,137)	—	—
Balance, December 31, 2013	42,982,424	$828,966	$65,913	$208,705	$136,027	$811,320	$11,562	$(404,561)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$126,255	$103,346	$126,598
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment gains	(22,036)	(25,372)	(17,036)
Depreciation	3,765	3,145	3,177
Other items, net	13,104	7,732	(9,144)
Change in:
Accrued investment income	(1,307)	(538)	2,577
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(13,154)	(14,859)	14,303
Reinsurance balances payable	3,375	(6,902)	27,010
Funds held	5,023	(53,922)	78,483
Ceded unearned premium	12,785	(11,563)	2,025
Reinsurance balances recoverable on unpaid losses	4,960	(6,079)	358
Deferred policy acquisition costs	(9,164)	(239)	(1,041)
Accrued expenses	9,663	(8,950)	(17,619)
Unpaid losses and settlement expenses	(29,050)	7,769	(95,616)
Unearned premiums	22,735	28,079	8,593
Income taxes
Current	5,966	14,536	(1,440)
Deferred	6,065	3,781	7,464
Stock option excess tax benefit	(6,310)	(1,471)	(4,210)
Changes in investment in unconsolidated investees:
Undistributed earnings	(10,915)	(8,853)	(6,497)
Dividends received	13,200	6,600	—
Net proceeds from trading portfolio activity	6	—	6
Net cash provided by operating activities	$134,966	$36,240	$117,991

Cash flows from investing activities:
Purchase of:
Fixed income, held-to-maturity	$—	$(25,078)	$(209,300)
Fixed income, available-for-sale	(545,899)	(632,955)	(450,813)
Equity securities, available-for-sale	(31,010)	(34,113)	(87,346)
Short-term investments, net	—	(6,597)	—
Property and equipment	(25,407)	(18,521)	(5,382)
Acquisition of CBIC, net of cash acquired	—	—	(120,767)
Acquisition of Rockbridge Underwriting Agency	—	(15,500)	—
Other	—	(400)	—
Proceeds from sale of:
Fixed income, available-for-sale	173,694	181,338	383,664
Equity securities, available-for-sale	73,982	78,315	40,092
Short-term investments, net	7,230	—	15,922
Property and equipment	9,368	3,913	1,424
Other	400	—	—
Proceeds from call or maturity of:
Fixed income, held-to-maturity	11,090	273,816	258,493
Fixed income, available-for-sale	224,620	248,134	261,654
Net cash provided by (used in) investing activities	$(101,932)	$52,352	$87,641

Cash flows from financing activities:
Stock option excess tax benefit	$6,310	$1,471	$4,210
Proceeds from stock option exercises	318	6,104	8,821
Proceeds from issuance of senior notes	149,571	—	—
Payment on senior notes	(99,504)	—	—
Debt issue costs paid	(1,437)	—	—
Treasury shares purchased	—	—	(6,624)
Cash dividends paid	(93,137)	(133,037)	(130,855)
Net cash used in financing activities	$(37,879)	$(125,462)	$(124,448)

Net increase (decrease) in cash	$(4,845)	$(36,870)	$81,184

Cash at beginning of year	$44,314	$81,184	$—

Cash at end of year	$39,469	$44,314	$81,184

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS: We underwrite selected property and casualty insurance coverages. We conduct operations principally through four insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company, a subsidiary of RLI Ins., writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley Insurance Company, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. All significant intercompany balances and transactions have been eliminated. On January 15, 2014, RLI Corp. executed a two-for-one split of its common stock. All share and per share data throughout this report reflect the stock split and certain related reclassifications were made to prior years’ financial statements to conform to classifications used in the current year.

C. ADOPTED ACCOUNTING STANDARDS

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

This ASU permits an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment are used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill and to improve consistency in impairment testing among long-lived asset categories.

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

We adopted ASU 2013-02 on January 1, 2013. The required disclosures have been included in note 1.P. to these consolidated financial statements.

D. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of December 31, 2013.

E. INVESTMENTS: We classify our investments in all debt and equity securities into one of three categories: available-for-sale, held-to-maturity or trading.

AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities not included as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. All of our equity securities and approximately 99 percent of debt securities are classified as available-for-sale.

HELD-TO-MATURITY SECURITIES

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Except for declines that are other-than-temporary, changes in the fair value of these securities are not reflected in the financial statements. We have classified less than 1 percent of our debt securities portfolio as held-to-maturity.

TRADING SECURITIES

Debt and equity securities purchased for short-term resale are classified as trading securities. These securities are reported at fair value with unrealized gains and losses included in earnings. During 2013, we sold our remaining debt securities classified as trading.

For the years ended December 31, 2013, 2012 and 2011, no securities were transferred from held-to-maturity to available-for-sale or trading.

OTHER THAN TEMPORARY IMPAIRMENT

We regularly evaluate our fixed income and equity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

•                  The length of time and the extent to which the fair value has been less than cost,

•                  The probability of significant adverse changes to the cash flows on a fixed income investment,

•                  The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value,

•                  The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity or

•                  For our equity securities, our expectation of recovery to cost within a reasonable period of time.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the cost (amortized, in certain cases) of the security, degree and duration of the security’s fair value being below cost and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our absence of intent to sell or requirement to sell fixed income securities prior to maturity. In addition, we consider price declines of securities in our other-than-temporary impairment (OTTI) analysis, where such price declines provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. See note 2 for further discussion of OTTI.

Interest on fixed maturities and short-term investments is credited to earnings on an accrual basis. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities. Dividends on equity securities are credited to earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

F. CASH AND SHORT-TERM INVESTMENTS: Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost, which approximates fair value. We have not experienced losses on these instruments.

G. REINSURANCE: Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve us of our legal liability to our policyholders.

We continuously monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, quarterly disclosures and Securities and Exchange Commission (SEC) filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the A.M. Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

H. POLICY ACQUISITION COSTS: We defer commissions, premium taxes and certain other costs that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

I. PROPERTY AND EQUIPMENT: Property and equipment are presented at cost less accumulated depreciation and are depreciated on a straight-line basis for financial statement purposes over periods ranging from 3 to 10 years for equipment and up to 30 years for buildings and improvements.

J. INVESTMENT IN UNCONSOLIDATED INVESTEE: We maintain a 40 percent interest in the earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality polarized sunglasses, which is accounted for by the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company, RLI Corp., level as it is not core to our insurance operations. Our investment in Maui Jim was $49.8 million in 2013 and $52.1 million in 2012. In 2013, we recorded $10.9 million in investee earnings, compared to $8.9 million in 2012 and $6.5 million in 2011. Maui Jim recorded net income of $26.1 million in 2013, $22.6 million in 2012 and $16.1 million in 2011. Additional summarized financial information for Maui Jim for 2013 and 2012 is outlined in the following table:

(in millions)	2013	2012
Total assets	$193.5	$175.4
Total liabilities	92.7	68.0
Total equity	100.8	107.4

Approximately $36.7 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2013. In 2013 and 2012, we received dividends of $13.2 million and $6.6 million, respectively, from Maui Jim.

We perform an annual impairment review of our investment in our unconsolidated investee, which considers current valuation and operating results. Based upon the most recent review, this asset was not impaired.

K. INTANGIBLE ASSETS: In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $74.9 million at December 31, 2013. These assets relate to acquisition activity including our recent acquisitions of CBIC and Rockbridge.

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $32.5 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets in the second quarter of 2013. Based upon these reviews, none of the assets were impaired. In addition, as of December 31, 2013, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $3.3 million, net of amortization, as of December 31, 2013.

The remaining $16.2 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.8 million relates to definite-lived intangible assets, net of amortization, as of December 31, 2013. We completed our evaluation of the acquisition under ASC Topic 805, Business Combinations in January 2013, which resulted in no adjustments from amounts recorded at December 31, 2012. Annual impairment testing was performed on this goodwill in the fourth quarter of 2013. Based upon this review, the asset was not impaired. In addition, as of December 31, 2013, there were no triggering events that occurred that would suggest an updated review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $1.2 million for 2013.

L. UNPAID LOSSES AND SETTLEMENT EXPENSES: The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, as happened during 2010 through 2013, when favorable experience primarily on casualty business led us to reduce our reserves. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2013, make a reasonable provision to meet our future obligations. See note 6 for a further discussion of unpaid losses and settlement expenses.

M. INSURANCE REVENUE RECOGNITION: Insurance premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums are calculated on a monthly pro rata basis.

N. INCOME TAXES: We file a consolidated federal income tax return. Federal income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not all or some of the deferred tax assets will not be realized.

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

During 2013, the Internal Revenue Service (IRS) completed an examination of the income tax returns for the years 2010 and 2011, which produced no material change to net earnings. Although 2010 and 2011 have been examined by the IRS, tax years 2010 through 2013 remain open and are subject to examination or re-examination.

As an insurance company, we are subject to minimal state income tax liabilities. On a state basis, since the majority of our income is from insurance operations, we pay premium tax in lieu of state income tax. Premium taxes are a component of policy acquisition costs and calculated as a percentage of gross premiums written.

O. EARNINGS PER SHARE: Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents.

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the consolidated financial statements. As discussed in note 1.B. above, all share and per share data reflect the two-for-one stock split executed on January 15, 2014.

(in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2013
Basic EPS
Income available to common shareholders	$126,255	42,744	$2.95
Stock options	—	770
Diluted EPS
Income available to common shareholders and assumed conversions	$126,255	43,514	$2.90

For the year ended December 31, 2012
Basic EPS
Income available to common shareholders	$103,346	42,431	$2.44
Stock options	—	729
Diluted EPS
Income available to common shareholders and assumed conversions	$103,346	43,160	$2.39

For the year ended December 31, 2011
Basic EPS
Income available to common shareholders	$126,598	42,156	$3.00
Stock options	—	713
Diluted EPS
Income available to common shareholders and assumed conversions	$126,598	42,869	$2.95

P. COMPREHENSIVE EARNINGS: Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, we used a 35 percent tax rate. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(3.8) million, $13.9 million and $11.5 million for 2013, 2012 and 2011, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

(in thousands)	For the Year Ended December 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2013	2012	2011

Beginning balance	$143,170	117,325	95,992
Other comprehensive earnings before reclassifications	7,723	44,079	32,230
Amounts reclassified from accumulated other comprehensive earnings	(14,866)	(18,234)	(10,897)
Net current-period other comprehensive earnings (loss)	$(7,143)	25,845	21,333
Ending balance	$136,027	143,170	117,325

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Earnings
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2013	2012	2011	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$22,871	29,209	17,021	Net realized investment gains Other-than-temporary impairment
	—	(1,156)	(257)	(OTTI) losses on investments
	22,871	28,053	16,764	Earnings before income taxes
	(8,005)	(9,819)	(5,867)	Income tax expense
	$14,866	18,234	10,897	Net earnings

Q. FAIR VALUE DISCLOSURES: Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

The following are the levels of the fair value hierarchy and a brief description of the type of valuation inputs that are used to establish each level:

•                  Pricing Level 1 is applied to valuations based on readily available, unadjusted quoted prices in active markets for identical assets. These valuations are based on quoted prices that are readily and regularly available in an active market.

•                  Pricing Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

•                  Pricing Level 3 is applied to valuations that are derived from techniques in which one or more of the significant inputs are unobservable. Financial assets are classified based upon the lowest level of significant input that is used to determine fair value.

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

Corporate, Agencies, Government and Municipal Bonds: The pricing vendor employs a multi-dimensional model which uses standard inputs including (listed in order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All Corporate, Agencies, Government and Municipal securities are deemed Level 2.

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMO and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMO and ABS are deemed Level 2.

Common Stock: Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). All of our common stock holdings are deemed Level 1.

For the Level 2 securities, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing service. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing service to those provided by an additional source. Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing service. In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data for like securities. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing service are reasonable.

For common stock, we receive prices from the same nationally recognized pricing service. Prices are based on observable inputs in an active market and are therefore disclosed as Level 1. Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. The fair value of our long-term debt is discussed further in note 4. See note 13 for fair value of assets and liabilities acquired with CBIC and Rockbridge.

R. STOCK-BASED COMPENSATION: We expense the estimated fair value of employee stock options and similar awards. Guidance requires entities to measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest.

We calculate the tax effects of share-based compensation under the alternative transition method as permitted by GAAP guidance. The alternative transition method includes simplified methods to determine the impact on the additional paid-in capital pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards.

See note 8 for further discussion and related disclosures regarding stock options.

S. RISKS AND UNCERTAINTIES: Certain risks and uncertainties are inherent to our day-to-day operations and to the process of preparing our consolidated financial statements. The more significant risks and uncertainties, as well as our attempt to mitigate, quantify and minimize such risks, are presented below and throughout the notes to the consolidated financial statements.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2013, for this coverage, we had protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $330 million in excess of a $20 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by us on losses in excess of the $25 million or $20 million retentions. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2013, these coverages were supported by $230 million in excess of a $20 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain retentions by us in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2014. We purchased the same limits over the same retention amounts outlined above for earthquakes in California. For earthquakes outside of California, we purchased $325 million excess of a $25 million first-dollar retention, subject to certain retentions by us in the excess layers. For other CAT events such as hurricanes, we purchased $225 million excess of a $25 million first-dollar retention, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Exposures

We are subject to environmental claims and exposures primarily through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we sought to mitigate or control the extent of this exposure on the vast majority of this business through the following methods: (1) our policies include pollution exclusions that have been continually updated to further strengthen them, (2) our policies primarily cover moderate hazard risks and (3) we began writing this business after the insurance industry became aware of the potential pollution liability exposure and implemented changes to limit its exposure to this hazard.

In 2009, as an extension of our excess and surplus lines general liability product, we expanded our offerings into low to moderate environmental liability exposures for small contractors and asbestos and mold remediation specialists. The business unit also provides limited coverage for individually underwritten underground storage tanks. We attempted to mitigate the overall exposure by focusing on smaller risks with low to moderate exposures. A large portion of this business is also offered on a claims-made basis with relatively low limits. We avoid risks that have large-scale exposures including petrochemical, chemical, mining, manufacturers and other risks that might be exposed to superfund sites. This business is covered under our casualty ceded reinsurance treaties. Since 2009, we have written $9.3 million of premium from this new product extension with $3.0 million written in 2013.

We made loss and settlement expense payments on environmental liability claims and have loss and settlement expense reserves for others. We include this historical environmental loss experience with the remaining loss experience in the applicable line of business to project ultimate incurred losses and settlement expenses as well as related incurred but not reported (IBNR) loss and settlement expense reserves.

Although historical experience on environmental claims may not accurately reflect future environmental exposures, we used this experience to record loss and settlement expense reserves in the exposed lines of business. See further discussion of environmental exposures in note 6.

Reinsurance

Reinsurance does not discharge us from our primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, we would be liable. We continuously monitor the financial condition of prospective and existing reinsurers. As a result, we purchase reinsurance from a number of financially strong reinsurers. We provide an allowance for reinsurance balances deemed uncollectible. See further discussion of reinsurance exposures in note 5.

Investment Risk

Our investment portfolio is subject to market, credit and interest rate risks. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is sensitive to movements in the market. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio with high-quality securities with varied maturities. Downturns in the financial markets could have a negative effect on our portfolio. However, we attempt to manage this risk through asset allocation and security selection.

Liquidity Risk

Liquidity is essential to our business and a key component of our concept of asset-liability matching. Our liquidity may be impaired by an inability to collect premium receivable or reinsurance recoverable balances in a timely manner, an inability to sell assets or redeem our investments, an inability to access funds from our insurance subsidiaries, unforeseen outflows of cash or large claim payments or an inability to access debt or equity capital markets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, by increasing our borrowing costs or limiting our access to the capital markets.

Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. The most significant of these amounts is the liability for unpaid losses and settlement expenses. Other estimates include investment valuation and OTTIs, the collectability of reinsurance balances, recoverability of deferred tax assets and deferred policy acquisition costs. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Although recorded estimates are supported by actuarial computations and other supportive data, the estimates are ultimately based on our expectations of future events. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

External Factors

Our insurance subsidiaries are highly regulated by the states in which they are incorporated and by the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments and regulate rates insurers may charge for various coverages. We are also subject to insolvency and guarantee fund assessments for various programs designed to ensure policyholder indemnification. We generally accrue an assessment during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2013, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s, financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME

(in thousands)	2013	2012	2011
Interest on fixed income securities	$45,870	$50,646	$58,294
Dividends on equity securities	11,865	12,848	9,957
Interest on cash and short-term investments	23	15	47
Gross investment income	57,758	63,509	68,298
Less investment expenses	(4,995)	(4,678)	(4,617)
Net investment income	$52,763	$58,831	$63,681

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS

(in thousands)	2013	2012	2011
Net realized investment gains (losses)
Fixed income
Available-for-sale	$1,338	$12,965	$10,892
Available-for-sale OTTI	—	—	—
Held-to-maturity	9	247	201
Trading	—	—	—
Equity securities	21,533	16,245	6,129
Equity securities OTTI	—	(1,156)	(257)
Other	(844)	(2,929)	71
Total	$22,036	$25,372	$17,036
Net changes in unrealized gains
(losses) on investments
Fixed income
Available-for-sale	$(75,228)	$23,643	$22,393
Equity securities	64,305	16,212	10,462
Total	$(10,923)	$39,855	$32,855
Net realized investment gains (losses) and changes in unrealized gains (losses) on investments	$11,113	$65,227	$49,891

During 2013, we recorded $22.0 million in net realized gains along with a change in unrealized losses of $10.9 million. The majority of our net realized gains were due to sales of equity securities while the change in unrealized losses was due to decreases in the fixed income portfolio. For 2013, the net realized investment gains and changes in unrealized gains (losses) on investments totaled $11.1 million.

The following is a summary of the disposition of fixed maturities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2013
Available-for-sale	$173,694	$3,561	$(2,597)	$964
Held-to-maturity	—	—	—	—
Trading	5	—	—	—
Equities	73,982	21,542	(9)	21,533
2012
Available-for-sale	$181,338	$11,208	$(43)	$11,165
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	78,315	19,755	(3,510)	16,245
2011
Available-for-sale	$383,664	$11,333	$(487)	$10,846
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	40,092	8,483	(2,354)	6,129

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2013
Available-for-sale	$224,620	$379	$(5)	$374
Held-to-maturity	11,090	9	—	9
Trading	1	—	—	—
2012
Available-for-sale	$248,134	$1,806	$(6)	$1,800
Held-to-maturity	273,816	247	—	247
Trading	—	—	—	—
2011
Available-for-sale	$261,654	$63	$(17)	$46
Held-to-maturity	258,493	201	—	201
Trading	6	—	—	—

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2013, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$—	$—	$—
Available-for-sale securities:
U.S. agency	$—	$10,298	$—	$10,298
Corporate	—	526,038	—	526,038
Mortgage-backed	—	244,416	—	244,416
ABS/CMBS*	—	106,309	—	106,309
Non-U.S. govt. & agency	—	13,678	—	13,678
U.S. government	—	17,303	—	17,303
Municipal	—	522,010	—	522,010
Equity	418,654	—	—	418,654
Total available-for-sale securities	$418,654	$1,440,052	$—	$1,858,706
Total	$418,654	$1,440,052	$—	$1,858,706

*Asset-backed & commercial mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2012, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities	$—	$7	$—	$7
Available-for-sale securities:
U.S. agency	$—	$11,759	$—	$11,759
Corporate	—	580,708	—	580,708
Mortgage-backed	—	250,387	—	250,387
ABS/CMBS*	—	77,329	—	77,329
Non-U.S. govt. & agency	—	9,367	—	9,367
U.S. government	—	16,713	—	16,713
Municipal	—	432,319	—	432,319
Equity	375,788	—	—	375,788
Total available-for-sale securities	$375,788	$1,378,582	$—	$1,754,370
Total	$375,788	$1,378,589	$—	$1,754,377

*Asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 and 2012. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2013 or 2012.

The amortized cost and estimated fair value of fixed income securities at December 31, 2013, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value

Available-for-sale
Due in one year or less	$12,048	$12,102
Due after one year through five years	150,049	158,587
Due after five years through 10 years	668,637	675,290
Due after 10 years	250,127	243,348
Mtge/ABS/CMBS*	350,188	350,725
Total available-for-sale	$1,431,049	$1,440,052

Held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	651	687
Due after five years through 10 years	—	—
Due after 10 years	—	—
Total held-to-maturity	$651	$687

Trading	$—	$—

Total fixed income
Due in one year or less	$12,048	$12,102
Due after one year through five years	150,700	159,274
Due after five years through 10 years	668,637	675,290
Due after 10 years	250,127	243,348
Mtge/ABS/CMBS*	350,188	350,725
Total fixed income	$1,431,700	$1,440,739

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2013, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $208.8 million pretax. At December 31, 2012, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $219.7 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income and equity securities as of December 31, 2013 and 2012:

2013	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$17,086	$17,303	$217	$—
U.S. agency	10,513	10,298	22	(237)
Non-U.S. govt. & agency	13,306	13,678	437	(65)
Mtge/ABS/CMBS*	350,187	350,725	8,188	(7,650)
Corporate	511,748	526,038	22,302	(8,012)
Municipal	528,209	522,010	6,495	(12,694)
Total fixed income	$1,431,049	$1,440,052	$37,661	$(28,658)
Equity securities	218,848	418,654	200,081	(275)
Total available-for-sale	$1,649,897	$1,858,706	$237,742	$(28,933)

Held-to-maturity:
U.S. agency	$—	$—	$—	$—
Corporate	—	—	—	—
Municipal	651	687	36	—
Total held-to-maturity	$651	$687	$36	$—

Trading**	$—	$—	$—	$—
Total	$1,650,548	$1,859,393	$237,778	$(28,933)

*Mortgage-backed, asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

2012	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$16,358	$16,713	$355	$—
U.S. agency	11,609	11,759	150	—
Non-U.S. govt. & agency	8,410	9,367	957	—
Mtge/ABS/CMBS*	307,310	327,716	20,406	—
Corporate	535,437	580,708	45,497	(226)
Municipal	415,226	432,319	17,250	(157)
Total fixed income	$1,294,350	$1,378,582	$84,615	$(383)
Equity securities	240,287	375,788	136,376	(875)
Total available-for-sale	$1,534,637	$1,754,370	$220,991	$(1,258)

Held-to-maturity:
U.S. agency	$10,076	$10,150	$74	$—
Corporate	—	—	—	—
Municipal	1,652	1,718	66	—
Total held-to-maturity	$11,728	$11,868	$140	$—

Trading**	$6	$7	$—	$—
Total	$1,546,371	$1,766,245	$221,131	$(1,258)

*Mortgage-backed, asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

Corporate Bonds

Unrealized losses in the corporate bond portfolio increased to $8.0 million in 2013 from $0.2 million at the end of 2012 as interest rates increased during the year. These unrealized losses are not due to credit-specific issues. The corporate bond portfolio has an overall rating of A.

Municipal Bonds

Unrealized losses in the municipal bond portfolio increased $12.5 million to $12.7 million in 2013 as interest rates increased during the year. Municipals continue to be a focus area of portfolio strategy and were a large component of net purchases during the year.  Ninety-one percent of our municipal securities are rated AA or better while 99 percent are rated A or better.

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Unrealized losses in the collateralized securities bond portfolio increased to $7.7 million in 2013 due to the increase in interest rates during the year. Ninety-nine percent of our collateralized securities carry the highest credit rating by one or more major rating agency and continue to pay according to contractual terms.

For all fixed income securities at a loss at December 31, 2013, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Unrealized losses in the equity portfolio decreased $0.6 million in 2013. Given our intent to hold and expectation of recovery to cost within a reasonable period of time, we do not consider any of our equities to be other-than-temporarily impaired.

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

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

The following table is also used as part of our impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2013, and December 31, 2012. The table segregates the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2013			December 31, 2012
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—	$749	$—	$749
Cost or amortized cost	—	—	—	749	—	749
Unrealized Loss	$—	$—	$—	$—	$—	$—

U.S. Agency
Fair value	$5,760	$—	$5,760	$—	$—	$—
Cost or amortized cost	5,997	—	5,997	—	—	—
Unrealized Loss	$(237)	$—	$(237)	$—	$—	$—

Non-U.S. Government
Fair value	$1,825	$—	$1,825	$—	$—	$—
Cost or amortized cost	1,890	—	1,890	—	—	—
Unrealized Loss	$(65)	$—	$(65)	$—	$—	$—

Mortgage-backed
Fair value	$118,283	$—	$118,283	$—	$—	$—
Cost or amortized cost	124,034	—	124,034	—	—	—
Unrealized Loss	$(5,751)	$—	$(5,751)	$—	$—	$—

ABS/CMBS*
Fair value	$54,115	$—	$54,115	$18	$—	$18
Cost or amortized cost	56,014	—	56,014	18	—	18
Unrealized Loss	$(1,899)	$—	$(1,899)	$—	$—	$—

Corporate
Fair value	$190,470	$2,245	$192,715	$35,969	$960	$36,929
Cost or amortized cost	198,250	2,477	200,727	36,162	993	37,155
Unrealized Loss	$(7,780)	$(232)	$(8,012)	$(193)	$(33)	$(226)

Municipal
Fair value	$309,407	$943	$310,350	$35,064	$—	$35,064
Cost or amortized cost	322,095	949	323,044	35,221	—	35,221
Unrealized Loss	$(12,688)	$(6)	$(12,694)	$(157)	$—	$(157)

Subtotal, fixed income
Fair value	$679,860	$3,188	$683,048	$71,800	$960	$72,760
Cost or amortized cost	708,280	3,426	711,706	72,150	993	73,143
Unrealized Loss	$(28,420)	$(238)	$(28,658)	$(350)	$(33)	$(383)

Equity securities
Fair value	$2,394	$—	$2,394	$16,207	$—	$16,207
Cost or amortized cost	2,669	—	2,669	17,082	—	17,082
Unrealized Loss	$(275)	$—	$(275)	$(875)	$—	$(875)

Total
Fair value	$682,254	$3,188	$685,442	$88,007	$960	$88,967
Cost or amortized cost	710,949	3,426	714,375	89,232	993	90,225
Unrealized Loss	$(28,695)	$(238)	$(28,933)	$(1,225)	$(33)	$(1,258)

*Asset-backed & commercial mortgage-backed

As of December 31, 2013, we held one equity security that was in an unrealized loss position. The total unrealized loss on this security was $0.3 million. In considering both the significance and duration of the unrealized loss position, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 337 securities at an unrealized loss as of December 31, 2013. Of these 337 securities, two have been in an unrealized loss position for 12 consecutive months or longer and represent $0.2 million in unrealized losses. The majority of fixed income unrealized losses can be attributed to the increases in interest rates during the final three quarters of the year and are not credit related. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2013, and 2012.

During 2013, we did not recognize any impairment losses. There were $1.2 million in losses associated with OTTI of securities in 2012 and $0.3 million in losses associated with OTTI of securities in 2011.

As required by law, certain fixed maturity investments amounting to $23.7 million at December 31, 2013, were on deposit with either regulatory authorities or banks.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2013	2012	2011
Deferred policy acquisition costs (DAC), beginning of year	$52,344	$52,105	$40,242
VOBA*, CBIC - Acquisition date	—	—	10,822
Deferred:
Direct commissions	$134,770	$129,765	$116,206
Premium taxes	10,442	9,528	8,725
Ceding commissions	(20,186)	(29,010)	(24,721)
Net deferred	$125,026	$110,283	$100,210
Amortized	115,862	110,044	99,169
DAC/VOBA*, end of year	$61,508	$52,344	$52,105

Policy acquisition costs:
Amortized to expense - DAC	$115,442	$107,482	$91,499
Amortized to expense - VOBA	420	2,562	7,670
Period costs:
Ceding commission - contingent	(2,126)	(1,940)	(2,207)
Other underwriting expenses	96,915	88,258	86,906
Total policy acquisition costs	$210,651	$196,362	$183,868

*Includes asset for value of business acquired (VOBA) in CBIC acquisition.

4. DEBT

As of December 31, 2013, outstanding debt balances totaled $149.6 million, net of unamortized discount, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. On December 12, 2013, a portion of the proceeds were used to redeem the $100.0 million in senior notes that were to mature on January 15, 2014, and the remaining proceeds were made available for general corporate purposes. The estimated fair value for the senior note is $150.8 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

In 2013, 2012 and 2011, we incurred interest expense on our senior notes in the amounts of $8.1 million, $6.0 million and $6.0 million, respectively. The average rate on debt in 2013, 2012 and 2011 was 5.71 percent, 6.02 percent and 6.02 percent, respectively.

We maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. This facility was renewed under similar terms for a three-year term that expires on May 31, 2014. As of and during the years ended December 31, 2013, 2012 and 2011, no amounts were outstanding on this facility.

5. REINSURANCE

In the ordinary course of business, the insurance subsidiaries assume and cede premiums and selected insured risks with other insurance companies, known as reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). In addition, there are several types of treaties including quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss to a single event, such as a catastrophe. Through the quantification of exposed policy limits in each region and the extensive use of computer-assisted modeling techniques, we monitor the concentration of risks exposed to catastrophic events.

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can range from $0.7 million to $8.8 million.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2013	2012	2011
WRITTEN
Direct	770,142	709,107	629,727
Reinsurance assumed	73,053	75,692	72,380
Reinsurance ceded	(176,873)	(191,713)	(152,469)
Net	$666,322	$593,086	$549,638

EARNED
Direct	741,569	679,124	625,963
Reinsurance assumed	78,891	77,597	66,984
Reinsurance ceded	(189,658)	(180,150)	(154,495)
Net	$630,802	$576,571	$538,452

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	279,358	282,859	180,768
Reinsurance assumed	72,508	69,830	60,076
Reinsurance ceded	(92,065)	(81,044)	(40,760)
Net	$259,801	$271,645	$200,084

The assumed business is made up of short-tail property, catastrophe and multi-peril crop and hail reinsurance. The majority of this assumed reinsurance is proportional and a large portion of the assumed incurred losses can be attributed to crop-related reinsurance, which we began offering in 2010, and a specialty property treaty that experienced unusually high weather-related loss activity in 2011. Losses for each crop season are ultimately determined and paid subsequent to December 31 of the crop year reinsured.

At December 31, 2013, we had prepaid reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $362.1 million. Nearly 95 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top 10 reinsurers as of December 31, 2013. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2013.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2013	Total	Written	Total
Munich Re America / HSB	A+, Superior	AA-, Very Strong	$60,256	16.6%	$23,544	13.3%
Endurance Re	A, Excellent	A, Strong	60,235	16.6%	16,039	9.1%
Aspen UK Ltd.	A, Excellent	A, Strong	35,152	9.7%	10,585	6.0%
Transatlantic Re	A, Excellent	A+, Strong	25,803	7.1%	11,549	6.5%
Berkley Insurance Co.	A+, Superior	A+, Strong	24,060	6.6%	7,658	4.3%
Axis Re	A+, Superior	A+, Strong	22,494	6.2%	5,834	3.3%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	21,268	5.9%	5,958	3.4%
Allied World Re - US	A, Excellent	A, Strong	16,148	4.5%	6,340	3.6%
Toa-Re	A+, Superior	A+, Strong	14,106	3.9%	3,021	1.7%
Alterra Re USA	A, Excellent	A, Strong	10,680	2.9%	1,479	0.8%
All other reinsurers*			71,884	20.0%	84,866	48.0%
Total ceded exposure			$362,086	100.0%	$176,873	100.0%

 *All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

Ceded unearned premiums and reinsurance balances recoverable on paid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and SEC filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the A.M. Best and S&P ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment based analysis using the average default rating percentage by S&P rating, which assists us in assessing the sufficiency of the existing allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation, or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $13.3 million and $14.2 million, respectively, at December 31, 2013. At December 31, 2012, the amounts were $13.5 million and $14.8 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts, other than the receivable related to our crop reinsurance program. The amount receivable under our crop reinsurance business, which represents $29.4 million of our total premiums and reinsurance balances receivable at December 31, 2013, is not contractually due until the final settlement of the 2013 crop year, which is scheduled to occur during the fourth quarter of 2014.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2013, 2012 and 2011.

(in thousands)	2013	2012	2011
Unpaid losses and LAE at beginning of year:
Gross	$1,158,483	$1,150,714	$1,173,943
Ceded	(359,884)	(353,805)	(354,163)
Net	$798,599	$796,909	$819,780

Unpaid losses and LAE - CBIC - Acquisition date:
April 28, 2011
Gross	$—	$—	$72,387
Ceded	—	—	(18,881)
Net	$—	$—	$53,506

Increase (decrease) in incurred losses and LAE:
Current accident year	$332,282	$336,228	$310,145
Prior accident years	(72,481)	(64,583)	(110,061)
Total incurred	$259,801	$271,645	$200,084

Loss and LAE payments for claims incurred:
Current accident year	$(57,537)	$(69,785)	$(89,924)
Prior accident year	(226,354)	(200,170)	(186,537)
Total paid	$(283,891)	$(269,955)	$(276,461)

Net unpaid losses and LAE at end of year	$774,509	$798,599	$796,909

Unpaid losses and LAE at end of year:
Gross	$1,129,433	$1,158,483	$1,150,714
Ceded	(354,924)	(359,884)	(353,805)
Net	$774,509	$798,599	$796,909

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

The following table summarizes our prior accident years’ loss reserve development by segment for 2013, 2012 and 2011:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT

(in thousands)	2013	2012	2011
Casualty	$(61,805)	$(40,449)	$(83,892)
Property	(7,273)	(16,800)	(18,453)
Surety	(3,403)	(7,334)	(7,716)
Total	$(72,481)	$(64,583)	$(110,061)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2013.  We experienced favorable emergence relative to prior years’ reserve estimate in all our segments during 2013. The casualty segment contributed $61.8 million in favorable development. Accident year 2012 contributed significantly to the favorable development, with accident years 2008 to 2011 also continuing to develop favorably. The favorable development in 2013 is larger than 2012 and reflects the continuing favorable frequency and severity trends. In addition, the risk selection by our underwriters continued to provide results better than estimated in our reserving process. The general liability product contributed $28.5 million to our favorable development with all coverages, including habitational contributing to the favorable development in 2013. Executive products were the second largest contributor with $8.9 million in favorable development mostly from accident year 2011. Personal and commercial umbrella were favorable by $7.5 million and $6.0 million respectively. P&C package products were favorable by $8.1 million. Our run-off program business was favorable by $2.0 million mostly from the discontinued restaurant-bar-tavern business. Transportation and miscellaneous professional liability were the only products unfavorable at $3.5 million and $0.5 million, respectively.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $5.9 million of the $7.3 million total favorable property development. Accident year 2009 to 2012 contributed to the marine products’ favorable development. The marine protection & indemnity and liability coverages accounted for the majority of the favorable development. Other direct property products contributed $3.5 million favorable development offsetting the unfavorable development of $1.4 million in the assumed property.

The surety segment experienced favorable development of $3.4 million. The majority of the favorable development was from accident year 2012, which offset the unfavorable development from accident years 2009 to 2011. The adverse development coincided with the economic environment in those years. The majority of the adverse development was from the contract and miscellaneous surety products. Though accident year 2012 was favorable for all of surety combined, oil and gas surety was unfavorable in accident year 2012.

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

The surety segment experienced $7.3 million of favorable development with nearly all of it coming from accident years 2010 and 2011. The development from the commercial, miscellaneous and energy products more than offset $2.6 million of unfavorable development from the contract surety product. Last year we started seeing evidence that the cumulative effect of the economic environment was having an adverse impact on our customers and our experience, in particular for contract surety. This continued during 2012 causing us to increase our estimates for contract surety for prior accident years, in particular accident year 2011.

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

The surety segment contributed $7.7 million of favorable emergence in 2011. Accident years 2010 and 2009 were responsible for the majority of that development. The biggest contributors by product were contract, energy and commercial with favorable development of $3.9 million, $2.2 million and $2.0 million, respectively. We have been monitoring these products for the last few years for signs of adverse experience caused by the economic environment. In prior years we had not seen much evidence of stress on our customers. However, this began to change somewhat in 2011, particularly with respect to contract surety. This did not significantly affect development on prior accident years, but did affect loss estimates for the current accident year.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
LOSS AND LAE PAYMENTS (CUMULATIVE)
Gross	$105,559	$102,222	$91,079
Ceded	(57,976)	(57,345)	(48,039)
Net	$47,583	$44,877	$43,040

UNPAID LOSSES AND LAE AT END OF YEAR
Gross	$48,507	$50,353	$66,429
Ceded	(15,043)	(16,733)	(31,633)
Net	$33,464	$33,620	$34,796

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

Calendar year 2013 included an increase in inception-to-date incurred losses on a net and gross basis. The most significant change was an increase in the case reserve for a 1982 claim. The claim is reserved at the policy limit, with a gross increase of $2.2 million and the net increase of $1.8 million. Case reserves were increased for the claim while the amount of gross and net IBNR decreased.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2013	2012
Deferred tax assets:
Tax discounting of claim reserves	$22,200	$25,462
Unearned premium offset	23,163	20,731
Deferred compensation	6,193	5,614
Stock option expense	4,160	4,678
NOL carryforward	1,059	3,223
Other	604	433
Deferred tax assets before allowance	57,379	60,141
Less valuation allowance	—	—
Total deferred tax assets	$57,379	$60,141

Deferred tax liabilities:
Net unrealized appreciation of securities	$73,198	$77,036
Deferred policy acquisition costs	21,528	18,320
Book/tax depreciation	2,632	1,060
Intangible assets from CBIC acquisition	4,235	4,541
Undistributed earnings of unconsolidated investee	12,995	13,812
Other	592	938
Total deferred tax liabilities	115,180	115,707
Net deferred tax liability	$(57,801)	$(55,566)

Income tax expense attributable to income from operations for the years ended December 31, 2013, 2012 and 2011, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2013	2012	2011
Provision for income taxes at the statutory federal tax rates	$61,483	$49,956	$64,255
Increase (reduction) in taxes resulting from:
Dividends received deduction	(2,490)	(2,630)	(1,980)
ESOP dividends paid deduction	(2,532)	(3,596)	(3,367)
Tax-exempt interest income	(3,758)	(2,995)	(2,412)
Unconsolidated investee dividends	(3,696)	(1,848)	—
Other items, net	404	499	492
Total	$49,411	$39,386	$56,988

Our effective tax rates were 28.1 percent, 27.6 percent and 31.0 percent for 2013, 2012 and 2011, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2013 was higher than 2012 due to an increase in underwriting income notwithstanding an increase in tax-exempt income and dividends qualifying for preferential tax treatment, specifically as noted below from Maui Jim.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Special dividends paid to the ESOP in 2013, 2012 and 2011 resulted in tax benefits of $1.7 million, $2.9 million and $2.7 million, respectively. These tax benefits reduced the effective tax rate for 2013, 2012 and 2011 by 1.0 percent, 2.0 percent and 1.5 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investee, Maui Jim. This investee does not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2013 and 2012, we received a $13.2 and $6.6 million dividend, respectively. In accordance with GAAP guidelines on income taxes, we recognized a $3.7 million tax benefit for 2013 and a $1.8 million tax benefit for 2012 from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone the dividend resulted in a 2.1 and 1.3 percent reduction to the 2013 and 2012 effective tax rate, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investment through means other than the receipt of dividends, such as a sale.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 35 percent. We believe it is more likely than not that all deferred tax assets will be recovered given the carry back availability as well as the results of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, we believe when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 35 percent.

In 2011, a deferred tax asset was recorded at $5.5 million for the net operating loss (NOL) carryforward stemming from the CBIC acquisition. This NOL was primarily the result of certain transaction-related items, including employee bonuses that were incurred by CBIC in conjunction with the sale. A portion of the NOL was carried back to recover taxes paid in prior periods. The remaining NOL is being carried forward to future tax years. Due to our consistent history of taxable income, we expect to recover the remaining NOL by the end of 2014.

Federal and state income taxes paid in 2013, 2012 and 2011, amounted to $36.8 million, $25.9 million and $50.5 million, respectively.

8. EMPLOYEE BENEFITS

As discussed in note 1.B. all share and per share data throughout this report reflect the two-for-one stock split executed on January 15, 2014.

EMPLOYEE STOCK OWNERSHIP, 401(K) AND BONUS AND INCENTIVE PLANS

We maintain ESOP, 401(k) and bonus and incentive plans covering executives, managers and associates. At the board of directors’ discretion, funding of these plans is primarily dependent upon reaching predetermined levels of operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. While some management incentive plans may be affected somewhat by other performance factors, the larger influence of corporate performance ensures that the interests of our executives, managers and associates correspond with those of our shareholders.

Our 401(k) plan allows voluntary contributions by employees and permits ESOP diversification transfers for employees meeting certain age or service requirements. We provide a basic 401(k) contribution of 3 percent of eligible compensation. Participants are 100 percent vested in both voluntary and basic contributions. Additionally, an annual discretionary profit-sharing contribution may be made to the ESOP and 401(k), subject to the achievement of certain overall financial goals and board approval. Profit-sharing contributions vest after three years of plan service.

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are determined annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $12.4 million, $7.8 million and $10.6 million, for 2013, 2012 and 2011, respectively.

During 2013, the ESOP purchased 140,484 shares of RLI stock on the open market at an average price of $35.03 ($4.9 million) relating to the contribution for plan year 2012. Shares held by the ESOP as of December 31, 2013, totaled 3,382,944 and are treated as outstanding in computing our earnings per share. During 2012, the ESOP purchased 189,282 shares of RLI stock on the open market at an average price of $35.01 ($6.6 million) relating to the contribution for plan year 2011. During 2011, the ESOP purchased 179,566 shares of RLI stock on the open market at an average price of $28.82 ($5.2 million) relating to the contribution for plan year 2010. The above mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual bonuses are awarded to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $23.2 million, $16.7 million and $17.4 million for 2013, 2012 and 2011, respectively.

DEFERRED COMPENSATION

We maintain “rabbi trusts” for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. GAAP guidelines prescribe an accounting treatment whereby the employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2013, the trusts purchased 13,922 shares of our common stock on the open market at an average price of $38.33 ($0.5 million). In 2012, the trusts purchased 14,968 shares of our common stock on the open market at an average price of $34.24 ($0.5 million). In 2011, the trusts purchased 19,562 shares of our common stock on the open market at an average price of $29.75 ($0.6 million). At December 31, 2013, the trusts’ assets were valued at $32.5 million.

STOCK OPTIONS AND STOCK PLANS

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for grants of up to 3,000,000 shares (subject to adjustment for changes in our capitalization). Since 2005, we have granted 2,457,644 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends paid in 2013 and prior years.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options will no longer be granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 4,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 2,312,500 stock options under the LTIP, including 632,700 in 2013.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. Shares netted are valued at the closing stock price on the date of option exercise. In these instances, the actual number of shares issued will be less than the options exercised and can result in a decrease to shareholders’ equity. Specifically, when options are exercised with significant intrinsic value (i.e. market value in excess of exercise price) and the exercise is facilitated via net settlement, amounts withheld for taxes result in a decrease in shareholders’ equity. During 2013, the aggregate intrinsic value of options exercised was $22.4 million. A majority of these options were exercised via net settlement with taxes withheld at the statutory minimum rate. As shown in the consolidated statements of shareholders’ equity, the exercise of options in 2013 resulted in a decrease to paid-in-capital, as the taxes withheld pursuant to net settlement exceeded amounts paid in for options that were exercised using cash. This was not the case in 2012 or 2011 as the intrinsic value of the options exercised was not as significant ($4.7 million and $12.8 million, respectively). Therefore, the exercise of options in 2012 and 2011 resulted in increases to paid-in-capital.

On November 14, 2013, the board of directors declared a $1.50 per share special cash dividend to be paid on December 20, 2013, to shareholders of record at the close of business on November 29, 2013. To preserve the intrinsic value for option holders, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding ISOs and an adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. Most (99 percent of) outstanding options at the time of the adjustment were non-qualified. These adjustments did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustment. Similarly, on November 14, 2012, the board of directors declared a $2.50 per share special cash dividend to be paid on December 20, 2012, to shareholders of record at the close of business on November 30, 2012. On November 17, 2011, the board of directors declared a $2.50 per share special cash dividend to be paid on December 20, 2011, to shareholders of record at the close of business on November 30, 2011. The adjustments made for the 2013 special dividend were also made for the 2012 and 2011 special dividends and did not result in any incremental compensation expense.

The following tables summarize option activity in 2013, 2012 and 2011:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	2,945,204	$22.22
Options granted	632,700	$35.67
Special dividend*	272	$16.38
Options exercised	(935,692)	$17.40		$22,422
Options canceled/forfeited	(47,400)	$24.86
Outstanding options at December 31, 2013	2,595,084	$26.04	5.56	$58,790
Exercisable options at December 31, 2013	934,544	$20.36	4.28	$26,474

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	2,561,732	$21.62
Options granted	669,800	$31.71
Special dividend*	2,172	$15.39
Options exercised	(282,260)	$19.03		$4,712
Options canceled/forfeited	(6,240)	$20.42
Outstanding options at December 31, 2012	2,945,204	$22.22	5.43	$29,865
Exercisable options at December 31, 2012	1,362,184	$18.29	4.27	$19,135

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2011	3,049,964	$20.66
Options granted	595,900	$27.51
Special dividend*	3,082	$16.08
Options exercised	(1,030,634)	$17.31		$12,764
Options canceled/forfeited	(56,580)	$20.82
Outstanding options at December 31, 2011	2,561,732	$21.62	5.62	$37,949
Exercisable options at December 31, 2011	1,207,872	$19.90	4.54	$19,965

*An adjustment was made to the exercise price and number of ISO options outstanding for the special cash dividends paid during December 2013, 2012, and 2011. “Special dividend” represents the incremental options issued as a result of the this adjustment.

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

In 2013, 632,700 options were granted with an average exercise price of $35.67 and an average fair value of $6.88. Of these grants, 472,700 were granted at the board meeting in May with a calculated fair value of $6.47. We recognized $3.8 million of expense during 2013 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $1.3 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.5 million, which will be recognized over the remainder of the vesting period.

In 2012, 669,800 options were granted with an average exercise price of $31.71 and an average fair value of $6.55. Of these grants, 437,800 were granted at the board meeting in May with a calculated fair value of $6.54. We recognized

$3.6 million of expense during 2012 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $1.3 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.3 million, which will be recognized over the remainder of the vesting period.

In 2011, 595,900 options were granted with an average exercise price of $27.51 and an average fair value of $6.45. Of these grants, 402,000 were granted at the board meeting in May with a calculated fair value of $6.46. We recognized $3.5 million of expense during 2011 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $1.2 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $3.6 million, which will be recognized over the remainder of the vesting period.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted average fair values as of December 31:

	2013	2012	2011
Weighted-average fair value of grants	$6.88	$6.55	$6.45
Risk-free interest rates	0.87%	0.90%	2.06%
Dividend yield	2.00%	1.93%	1.89%
Expected volatility	25.40%	25.62%	25.68%
Expected option life	5.26 years	5.43 years	5.54 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life. The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period. It excludes the special dividends paid in 2013, 2012, 2011 and 2010. The expected volatility is calculated based on the mean reversion of RLI’s stock. The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

Prior to 2011, directors participated in the Non-Employee Directors’ Stock Plan under which directors could receive awards of company stock. The final award to outside directors under this plan occurred in the 2011 calendar year and totaled 3,082 shares. Shares were awarded at an average share price of $27.48 and we recognized $0.1 million of expense related to these awards. No shares were issued to outside directors in 2012.

In 2013, we began providing restricted common stock to outside directors. Shares are issued to outside directors from the LTIP as part of annual director compensation and are directly owned by each director on the date of issuance. Currently, each director receives restricted shares worth $10,000 at the time of issuance. The shares are issued annually in the first quarter and include a one-year restriction on the sale or transfer of such shares. In the first quarter of 2013, we issued a total of 2,320 restricted shares and recognized $0.1 million of compensation expense.

9. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our four insurance companies are presented on the basis of accounting practices prescribed or permitted by the insurance regulatory authority of their respective states of domicile, which are the Illinois Department of Insurance and the Washington State Office of the Insurance Commissioner. Each of those domiciliary states has adopted the NAIC statutory accounting practices as the basis of its statutory accounting practices. We do not use any permitted statutory accounting practices that differ from NAIC prescribed statutory accounting practices. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturities.

The NAIC has RBC requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2013, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $90.6 million, $90.4 million and $89.3 million as of December 31, 2013, 2012 and 2011, respectively, compared to actual statutory capital and surplus of $859.2 million, $684.1 million and $710.2 million, respectively, for these same periods.

Year-end statutory surplus for 2013 presented in the table below includes $64.0 million of RLI stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $9.1 million and $14.7 million in 2012 and 2011, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2013	2012	2011
Consolidated net income, statutory basis	$122,550	$125,672	$118,922
Consolidated surplus, statutory basis	$859,221	$684,072	$710,186

As discussed in note 1.A., our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2013, our holding company had $829.0 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $32.0 million in liquid assets, which approximate annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2013 and 2012, our principal insurance subsidiary paid ordinary dividends totaling $40.0 million and $13.0 million, respectively, to RLI Corp. No ordinary dividends were paid in 2011. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. While no extraordinary dividends were paid in 2013, our principal insurance subsidiary sought and received regulatory approval in 2012 and 2011, prior to the payment of extraordinary dividends totaling $125.0 million and $150.0 million, respectively. As of December 31, 2013, $92.7 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. As of December 31, 2012 and 2011, as a result of extraordinary dividends distributed, the net assets of our principal insurance subsidiary were restricted and prior approval from the Illinois Department of Insurance was required for all dividends to RLI Corp. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

10. COMMITMENTS AND CONTINGENT LIABILITIES

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

We have operating lease obligations for regional office facilities. These leases expire in various years through 2023.

Expenses associated with these leases totaled $5.7 million in 2013, $5.4 million in 2012 and $5.0 million in 2011. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2014	$4,791
2015	4,401
2016	3,380
2017	2,667
2018	1,876
2019-2023	3,866
Total minimum future rental payments	$20,981

11. OPERATING SEGMENT INFORMATION

The segments of our insurance operations include casualty, property and surety. The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products, commercial umbrella, package business and other specialty coverages, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical professional liability coverage in the excess and surplus market. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop and select personal lines policies, including recreational vehicle insurance and Hawaii homeowners coverages. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income is the by-product of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt and other director and shareholder relations costs incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim earnings. We own 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

The following table summarizes our segment data based on the internal structure and reporting of information as it is used by management. The net earnings of each segment are before taxes and include revenues (if applicable), direct product or segment costs (such as commissions and claims costs), as well as allocated support costs from various support departments. While depreciation and amortization charges have been included in these measures via our expense allocation system, the related assets are not allocated for management use and, therefore, are not included in this schedule.

REVENUES

(in thousands)	2013	2012	2011
Casualty	$324,022	$267,697	$236,198
Property	200,141	202,402	203,660
Surety	106,639	106,472	98,594
Segment totals before income taxes	630,802	576,571	538,452
Net investment income	52,763	58,831	63,681
Net realized gains	22,036	25,372	17,036
Total	$705,601	$660,774	$619,169

INSURANCE EXPENSES

(in thousands)	2013	2012	2011
Loss and settlement expenses:
Casualty	$148,860	$144,106	$85,091
Property	96,271	115,707	101,969
Surety	14,670	11,832	13,024
Segment totals before income taxes	$259,801	$271,645	$200,084

Policy acquisition costs:
Casualty	$93,463	$76,765	$67,495
Property	58,650	60,070	57,878
Surety	58,538	59,527	58,495
Segment totals before income taxes	$210,651	$196,362	$183,868

Other insurance expenses:
Casualty	$26,107	$21,387	$22,215
Property	17,616	14,933	13,481
Surety	9,834	8,651	8,616
Segment totals before income taxes	$53,557	$44,971	$44,312
Total	$524,009	$512,978	$428,264

NET EARNINGS (LOSSES)

(in thousands)	2013	2012	2011
Casualty	$55,592	$25,439	$61,397
Property	27,604	11,692	30,332
Surety	23,597	26,462	18,459
Net underwriting income	$106,793	$63,593	$110,188
Net investment income	52,763	58,831	63,681
Net realized gains	22,036	25,372	17,036
General corporate expense and interest on debt	(16,841)	(13,917)	(13,816)
Equity in earnings of unconsolidated investees	10,915	8,853	6,497
Total earnings before incomes taxes	$175,666	$142,732	$183,586
Income taxes	$49,411	$39,386	$56,988
Total	$126,255	$103,346	$126,598

The following table further summarizes net premiums earned by major product type within each segment:

	Year ended December 31,
(in thousands)	2013	2012	2011
CASUALTY
Commercial and personal umbrella	$85,532	$68,287	$63,020
General liability	81,427	84,985	85,020
Commercial transportation	50,287	34,701	34,106
Professional services	42,063	28,018	13,151
P&C package business	30,603	28,497	16,379
Executive products	19,123	17,198	15,472
Medical professional liability	8,626	25	—
Other casualty	6,361	5,986	9,050
Total	$324,022	$267,697	$236,198

PROPERTY
Commercial property	$76,939	$74,197	$80,743
Marine	57,122	56,367	51,654
Crop reinsurance	31,421	24,506	34,935
Property reinsurance	15,770	27,021	19,925
Other property	18,889	20,311	16,403
Total	$200,141	$202,402	$203,660

SURETY
Miscellaneous	$38,131	$39,299	$34,837
Contract	27,176	26,329	24,354
Commercial	23,133	22,107	21,317
Oil and gas	18,199	18,737	18,086
Total	$106,639	$106,472	$98,594
Grand total	$630,802	$576,571	$538,452

12. UNAUDITED INTERIM FINANCIAL INFORMATION

As discussed in note 1.B., all share and per share data reflect the two-for-one stock split executed on January 15, 2014. Selected quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2013
Net premiums earned	$144,151	$154,553	$163,702	$168,396	$630,802
Net investment income	12,886	12,847	13,598	13,432	52,763
Net realized investment gains	3,684	3,742	10,999	3,611	22,036
Earnings before income taxes	35,969	43,576	55,309	40,812	175,666
Net earnings	24,847	29,902	37,647	33,859	126,255
Basic earnings per share(1)	$0.58	$0.70	$0.88	$0.79	$2.95
Diluted earnings per share(1)	$0.57	$0.69	$0.86	$0.77	$2.90
2012
Net premiums earned	$137,280	$141,584	$149,943	$147,764	$576,571
Net investment income	15,293	14,826	14,221	14,491	58,831
Net realized investment gains (losses)	11,416	(664)	5,481	9,139	25,372
Earnings before income taxes	41,109	36,568	36,480	28,575	142,732
Net earnings	28,038	24,748	25,463	25,097	103,346
Basic earnings per share(1)	$0.66	$0.58	$0.60	$0.59	$2.44
Diluted earnings per share(1)	$0.65	$0.58	$0.59	$0.58	$2.39

(1) Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

13. ACQUISITIONS

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency. Rockbridge specializes in medical professional liability insurance in the excess and surplus markets. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers. Total consideration for the acquisition was $16.7 million, which included $15.5 million of cash paid at acquisition, and $1.2 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain loss ratio targets and may be adjusted, either upward or downward, in future periods based on actual performance achieved. As of December 31, 2013, the recorded value of the contingent earn-out agreement was $1.3 million. For 2013, Rockbridge contributed gross premiums written of $16.7 million and net premiums earned of $8.6 million.

On April 28, 2011, we acquired CBIC through an acquisition of its holding company, Data and Staff Service Co., for $135.9 million in cash. CBIC is a Seattle-based insurance company specializing in surety bonds and related niche property and casualty insurance products. CBIC posted $55.4 million of gross premiums written in 2013, which included $37.0 million attributable to the casualty segment and $18.4 million attributable to surety. CBIC contributed pretax earnings of $12.5 million. While these figures reflect results posted by CBIC, the full financial impact of the acquisition extends beyond CBIC and also impacts RLI Insurance Company results. Integration efforts and synergies experienced after the acquisition have transitioned certain policies which were formerly written in CBIC to RLI Insurance Company. For 2012, CBIC contributed $54.9 million of gross premiums written and pretax earnings of $14.1 million. For 2011, CBIC contributed $36.0 million of gross premiums written and pretax earnings of $2.7 million.

Letters of Responsibility

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RLI Corp.:

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited RLI Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RLI Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on RLI Corp.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLI Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, RLI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 27, 2014

STATEMENT OF FINANCIAL REPORTING RESPONSIBILITY

The management of RLI Corp. and Subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s estimates and judgments.

Management has established and maintains internal control throughout its operations that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management’s authorization. Internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are updated by management as necessary. Management considers the recommendations of its internal auditor and independent registered public accounting firm concerning the Company’s internal control and takes the necessary actions that are cost effective in the circumstances to respond appropriately to the recommendations presented.

The accompanying consolidated financial statements have been audited by KPMG LLP (KPMG), an independent registered public accounting firm selected by the audit committee and approved by the shareholders. Management has made available to KPMG all of the Company’s financial records and related data, including minutes of directors’ meetings. Furthermore, management believes that all representations made to KPMG during its audit were valid and appropriate.

The audit committee is comprised of four independent directors and is charged with general supervision of the audits, examinations and inspections of the books and accounts of RLI Corp. and Subsidiaries. The independent registered public accounting firm and the internal auditor have ready access to the audit committee.

/s/ Jonathan E. Michael

Jonathan E. Michael
Chairman & CEO

/s/ Thomas L. Brown

Thomas L. Brown
Vice President, CFO

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 102 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 though 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 1, 2014, and the information under the following captions is included in such incorporation by reference:  “Share Ownership of Certain Beneficial Owners”, “Board Meetings and Compensation”, “Compensation Discussion & Analysis”, “Executive Compensation”, “Executive Management”, “Corporate Governance and Board Matters”, “Audit Committee Report” and “Proposal Two:  Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         (l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3) Exhibits.  See Exhibit Index on pages 117-118.

(b)         Exhibits.  See Exhibit Index on pages 117-118.

(c)          Financial Statement Schedules.  See Index to Financial Statement Schedules on page 107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer and Treasurer

Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principle Accounting Officer)

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ Kaj Ahlmann	By:	/s/ Charles M. Linke
	Kaj Ahlmann, Director		Charles M. Linke, Director

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ Barbara R. Allen	By:	/s/ F. Lynn McPheeters
	Barbara R. Allen, Director		F. Lynn McPheeters, Director

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ Michael E. Angelina	By:	/s/ Jonathan E. Michael
	Michael E. Angelina, Director		Jonathan E. Michael, Director

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ John T. Baily	By:	/s/ Michael J. Stone
	John T. Baily, Director		Michael J. Stone, Director

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ Jordan W. Graham	By:	/s/ Robert O. Viets
	Jordan W. Graham, Director		Robert O. Viets, Director

Date:	February 27, 2014	Date:	February 27, 2014

By:	/s/ Gerald I. Lenrow
Gerald I. Lenrow, Director

Date:	February 27, 2014

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2013

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$17,086	$17,303	$17,303
U.S. Agency	10,513	10,298	10,298
Non-U.S. Government & Agency	13,306	13,678	13,678
Mtge/ABS/CMBS*	350,187	350,725	350,725
Corporate	511,748	526,038	526,038
Municipal	528,209	522,010	522,010
Total available-for-sale	$1,431,049	$1,440,052	$1,440,052

Held-to-maturity
U.S. Government	$—	$—	$—
U.S. Agency	—	—	—
Corporate	—	—	—
Municipal	651	687	651
Total held-to-maturity	$651	$687	$651

Trading	$—	$—	$—

Total fixed maturities	$1,431,700	$1,440,739	$1,440,703

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$171,211	$340,107	$340,107
ETFs (Ind/misc)	47,637	78,547	78,547
Reits (Ind/misc)	—	—	—
Total equity securities	$218,848	$418,654	$418,654

Cash & short-term investments	$62,701	$62,701	$62,701

Total investments and cash	$1,713,249	$1,922,094	$1,922,058

*Mortgage-backed, asset-backed & commercial mortgage-backed

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 102 of this report.

(1)  Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2013	2012
ASSETS

Cash	$181	$14,023
Short-term investments, at cost which approximates fair value	13,394	431
Accounts receivable, affiliates	2,350	3,699
Investments in subsidiaries, at equity value	905,620	822,856
Investments in unconsolidated investee, at equity value	49,793	52,128
Fixed income:
Available-for-sale, at fair value (amortized cost - $18,839 in 2013 and $19,967 in 2012)	18,447	20,599
Property and equipment, at cost, net of accumulated depreciation of $312 in 2013 and $240 in 2012	3,446	709
Income taxes receivable - current	493	—
Deferred debt costs	1,398	112
Other assets	190	397
Total assets	$995,312	$914,954

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Income taxes payable—current	$—	$207
Income taxes payable—deferred	14,485	15,183
Debt, notes payable due 2014	—	100,000
Debt, notes payable due 2023	149,582	—
Interest payable, long-term debt	1,808	2,727
Other liabilities	471	474
Total liabilities	$166,346	$118,591

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 65,912,638 shares in 2013 and 65,455,462 shares in 2012, and outstanding 42,982,424 shares in 2013 and 42,525,248 shares in 2012)	$65,913	$65,455
Paid in capital	208,705	202,535
Accumulated other comprehensive earnings, net of tax	136,027	143,170
Retained earnings	811,320	778,202
Deferred compensation	11,562	11,106
Treasury shares at cost (22,930,214 shares in 2013 and 2012)	(404,561)	(404,105)
Total shareholders’ equity	$828,966	$796,363
Total liabilities and shareholders’ equity	$995,312	$914,954

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2013	2012	2011
Net investment income	$652	$837	$1,179
Net realized investment gains (losses)	(850)	(2,834)	42
Equity in earnings of unconsolidated investees	10,915	8,853	6,497
Selling, general and administrative expenses	(8,746)	(7,867)	(7,766)
Interest expense on debt	(8,095)	(6,050)	(6,050)
Loss before income taxes	(6,124)	(7,061)	(6,098)
Income tax benefit	(11,946)	(8,071)	(4,949)
Net earnings (loss) before equity in net earnings of subsidiaries	5,822	1,010	(1,149)
Equity in net earnings of subsidiaries	120,433	102,336	127,747
Net earnings	$126,255	$103,346	$126,598
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(665)	$807	$277
Less: reclassification adjustment for losses (gains) included in net earnings	—	(70)	(27)
Other comprehensive income (loss) - parent only	(665)	737	250
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(6,478)	25,108	21,083
Other comprehensive earnings (loss)	(7,143)	25,845	21,333
Comprehensive earnings	$119,112	$129,191	$147,931

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2013	2012	2011
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$5,822	$1,010	$(1,149)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment (gains) losses	850	2,834	(42)
Depreciation	90	30	235
Other items, net	(1,789)	852	(104)
Change in:
Affiliate balances receivable/payable	1,349	(10,383)	3,026
Federal income taxes	5,288	3,964	3,330
Stock option excess tax benefit	(6,310)	(1,471)	(4,210)
Changes in investment in unconsolidated investees:
Undistributed earnings	(10,915)	(8,853)	(6,497)
Dividends received	13,200	6,600	—
Net cash provided by (used in) operating activities	$7,585	$(5,417)	$(5,411)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(99,982)	$(20,147)	$(29,621)
Short-term investments, net	(12,963)	—	(10,198)
Property and equipment	(2,845)	(2,656)	(11)
Sale of:
Fixed income, available-for-sale	—	7,938	8,125
Short-term investments, net	—	10,786	—
Property and equipment	18	3,108	—
Call or maturity of:
Fixed income, available-for-sale	101,000	20,185	24,400
Cash dividends received-subsidiaries	40,000	138,000	150,000
Net cash provided by investing activities	$25,228	$157,214	$142,695
Cash flows from financing activities
Stock option excess tax benefit	$6,310	$1,471	$4,210
Proceeds from stock option exercises	318	6,104	8,821
Proceeds from issuance of senior notes	149,571	—	—
Payment on senior notes	(99,504)	—	—
Debt issue costs paid	(1,437)	—	—
Treasury shares purchased	—	—	(6,624)
Cash dividends paid	(101,913)	(145,695)	(143,371)
Net cash used in financing activities	$(46,655)	$(138,120)	$(136,964)
Net (decrease) increase in cash	(13,842)	13,677	320
Cash at beginning of year	14,023	346	26
Cash at end of year	$181	$14,023	$346

Interest paid on outstanding debt for 2013, 2012 and 2011 amounted to $8.4 million, $6.0 million and $6.0 million. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2013, 2012 and 2011

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2013

Casualty segment	$28,553	$947,677	$228,907	$324,022	$210,665
Property segment	14,275	146,122	97,116	200,141	103,544
Surety segment	18,680	35,634	66,058	106,639	18,073

RLI Insurance Group	$61,508	$1,129,433	$392,081	$630,802	$332,282

Year ended December 31, 2012

Casualty segment	$19,673	$955,730	$199,672	$267,697	$184,555
Property segment	14,523	169,250	103,854	202,402	132,507
Surety segment	18,148	33,503	65,820	106,472	19,166

RLI Insurance Group	$52,344	$1,158,483	$369,346	$576,571	$336,228

Year ended December 31, 2011

Casualty segment	$18,507	$973,077	$171,768	$236,198	$168,983
Property segment	14,474	133,861	103,346	203,660	120,422
Surety segment	19,124	43,776	66,153	98,594	20,740

RLI Insurance Group	$52,105	$1,150,714	$341,267	$538,452	$310,145

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2013, 2012 and 2011

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2013

Casualty segment	$(61,805)	$93,463	$26,107	$362,459
Property segment	(7,273)	58,650	17,616	196,467
Surety segment	(3,403)	58,538	9,834	107,396

RLI Insurance Group	$(72,481)	$210,651	$53,557	$666,322

Year ended December 31, 2012

Casualty segment	$(40,449)	$76,765	$21,387	$284,058
Property segment	(16,800)	60,070	14,933	202,971
Surety segment	(7,334)	59,527	8,651	106,057

RLI Insurance Group	$(64,583)	$196,362	$44,971	$593,086

Year ended December 31, 2011

Casualty segment	$(83,892)	$67,495	$22,215	$238,611
Property segment	(18,453)	57,878	13,481	210,904
Surety segment	(7,716)	58,495	8,616	100,123

RLI Insurance Group	$(110,061)	$183,868	$44,312	$549,638

See the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2013, 2012 and 2011

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2013

Casualty	$425,105	$103,696	$2,613	$324,022	0.8%
Property	203,424	79,320	76,037	200,141	38.0%
Surety	113,040	6,642	241	106,639	0.2%

RLI Insurance Group Premiums earned	$741,569	$189,658	$78,891	$630,802	12.5%

2012

Casualty	$362,724	$96,039	$1,012	$267,697	0.4%
Property	203,072	76,817	76,147	202,402	37.6%
Surety	113,328	7,294	438	106,472	0.4%

RLI Insurance Group Premiums earned	$679,124	$180,150	$77,597	$576,571	13.5%

2011

Casualty	$327,411	$91,991	$778	$236,198	0.3%
Property	194,946	56,356	65,070	203,660	32.0%
Surety	103,606	6,148	1,136	98,594	1.2%

RLI Insurance Group Premiums earned	$625,963	$154,495	$66,984	$538,452	12.4%

See the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013, 2012 and 2011

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2013 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2012 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2011 Allowance for uncollectible reinsurance	$26,900	$—	$(496)	$26,404

See the accompanying report of independent registered public accounting firm on page 102 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2013, 2012 and 2011

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2013	$61,508	$1,129,433	$392,081	$630,802	$52,763
2012	$52,344	$1,158,483	$369,346	$576,571	$58,831
2011	$52,105	$1,150,714	$341,267	$538,452	$63,681

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2013	$332,282	$(72,481)	$210,651	$283,891	$666,322
2012	$336,228	$(64,583)	$196,362	$269,955	$593,086
2011	$310,145	$(110,061)	$183,868	$276,461	$549,638

(1)  Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 102 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2009.

3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8-K filed May 6, 2011.

4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8-K filed October 2, 2013.

10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10-Q for the Second Quarter ended June 30, 1993.

10.2	RLI Corp. Incentive Stock Option Plan*	Incorporated by reference to Company’s Registration Statement on Form S-8 filed on March 11, 1996, File No. 333-01637.

10.3	Directors’ Stock Option Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 1997, File No. 333-28625.

10.4	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.5	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.6	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.

10.7	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2005, File No. 333-125354.

10.8	RLI Corp. Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2011

10.9	RLI Corp. Long-Term Incentive Plan*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 7, 2010, File No. 333-166614.

10.10	Market Value Potential (MVP), Executive Incentive Program Guideline*	Included herewith.

11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 72.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 119

23.1	Consent of KPMG LLP	Page 120

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 121

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 122

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 123

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 124

101	XBRL-Related Documents	Attached as Exhibit 101