Form 10-Q
period 2014-03-31
RLI CORP
filed 2014-04-28
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2014, the number of shares outstanding of the registrant’s Common Stock was 42,989,841.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2014	2013

Net premiums earned	$161,132	$144,151
Net investment income	13,582	12,886
Net realized investment gains	6,501	3,684
Consolidated revenue	$181,215	$160,721
Losses and settlement expenses	$71,016	$61,448
Policy acquisition costs	55,051	50,336
Insurance operating expenses	12,533	12,569
Interest expense on debt	1,851	1,512
General corporate expenses	2,198	2,386
Total expenses	$142,649	$128,251
Equity in earnings of unconsolidated investees	3,425	3,499
Earnings before income taxes	$41,991	$35,969
Income tax expense	13,022	11,122
Net earnings	$28,969	$24,847

Other comprehensive earnings, net of tax	17,737	17,553
Comprehensive earnings	$46,706	$42,400

Earnings per share:
Basic:

Basic net earnings per share	$0.67	$0.58
Basic comprehensive earnings per share	$1.09	$1.00

Diluted:

Diluted net earnings per share	$0.66	$0.57
Diluted comprehensive earnings per share	$1.07	$0.98

Weighted average number of common shares outstanding
Basic	42,985	42,544
Diluted	43,674	43,245

Cash dividends paid per common share	$0.17	$0.16

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31	December 31,
(in thousands, except share data)	2014	2013

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,467,282	$1,440,052
Held-to-maturity, at amortized cost	651	651
Equity securities, at fair value	426,680	418,654
Short-term investments, at cost	37,030	23,232
Cash	20,618	39,469
Total investments and cash	$1,952,261	$1,922,058
Accrued investment income	13,256	15,710
Premiums and reinsurance balances receivable	166,165	152,509
Ceded unearned premium	58,835	60,407
Reinsurance balances recoverable on unpaid losses	353,674	354,924
Deferred policy acquisition costs	62,586	61,508
Property and equipment	42,107	40,261
Investment in unconsolidated investees	58,568	49,793
Goodwill and intangibles	74,641	74,876
Other assets	9,254	8,264
TOTAL ASSETS	$2,791,347	$2,740,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,141,735	$1,129,433
Unearned premiums	390,968	392,081
Reinsurance balances payable	44,784	47,334
Funds held	58,850	61,656
Income taxes-deferred	68,995	57,801
Bonds payable, long-term debt	149,593	149,582
Accrued expenses	34,069	59,596
Other liabilities	32,777	13,861
TOTAL LIABILITIES	$1,921,771	$1,911,344

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(65,919,435 shares issued, 42,989,221 shares outstanding at 3/31/14)
(65,912,638 shares issued, 42,982,424 shares outstanding at 12/31/13)	$65,919	$65,913
Paid-in capital	209,908	208,705
Accumulated other comprehensive earnings	153,764	136,027
Retained earnings	832,984	811,320
Deferred compensation	11,565	11,562
Less: Treasury shares at cost
(22,930,214 shares at 3/31/14 and 12/31/13)	(404,564)	(404,561)
TOTAL SHAREHOLDERS’ EQUITY	$869,576	$828,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,791,347	$2,740,310

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2014	2013

Net cash used in operating activities	$(2,007)	$(6,328)
Cash Flows from Investing Activities
Investments purchased	$(129,559)	$(123,747)
Investments sold	92,989	54,647
Investments called or matured	31,770	36,680
Net change in short-term investments	2,286	26,329
Net property and equipment purchased	(2,933)	(4,276)
Investment in equity method investee	(5,301)	—
Net cash used in investing activities	$(10,748)	$(10,367)

Cash Flows from Financing Activities
Cash dividends paid	$(7,305)	$(6,807)
Stock plan share issuance	1,123	819
Excess tax benefit from exercise of stock options	86	740
Net cash used in financing activities	$(6,096)	$(5,248)

Net decrease in cash	$(18,851)	$(21,943)
Cash at the beginning of the period	$39,469	$44,314
Cash at March 31	$20,618	$22,371

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.            BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2014 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.            ADOPTED ACCOUNTING STANDARDS

We have not adopted any new accounting standards as there have been no accounting standard updates which would impact our financial statements.

C.            PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of March 31, 2014.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $74.6 million at March 31, 2014. These assets relate to acquisition activity including our acquisitions of Contractors Bonding and Insurance Company (CBIC) and Rockbridge Underwriting Agency (Rockbridge).

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $32.3 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Definite-lived intangible assets related to the CBIC acquisition totaled $3.1 million, net of amortization, as of March 31, 2014. The remaining $16.1 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.7 million relates to definite-lived intangible assets, net of amortization, as of March 31, 2014. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during 2013. Based upon these reviews, the assets were not impaired. In addition, as of March 31, 2014, there were no triggering events that occurred that would suggest an updated review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.2 million for the first quarter of 2014.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2014			Ended March 31, 2013
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$28,969	42,985	$0.67	$24,847	42,544	$0.58
Effect of Dilutive Securities
Stock options	—	689		—	701

Diluted EPS
Income available to common shareholders	$28,969	43,674	$0.66	$24,847	43,245	$0.57

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

	For the Three-Month Periods Ended March 31,
(in thousands)	2014	2013
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$136,027	$143,170
Other comprehensive earnings before reclassifications	21,960	20,267
Amounts reclassified from accumulated other comprehensive earnings	(4,223)	(2,714)
Net current-period other comprehensive earnings	$17,737	$17,553
Ending balance	$153,764	$160,723

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands) Component of Accumulated	For the Three-Month Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2014	2013	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$6,497	$4,176	Net realized investment gains
	—	—	Other-than-temporary impairment (OTTI) losses on investments
	$6,497	$4,176	Earnings before income taxes
	(2,274)	(1,462)	Income tax expense
	$4,223	$2,714	Net earnings

2.  INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities. As disclosed in our 2013 Annual Report on Form 10-K, we present our investments in these classes as available-for-sale and held-to-maturity. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale and held-to-maturity securities.

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2014 and December 31, 2013 were as follows:

Available-for-sale

(in thousands)

	3/31/2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$2,000	$—	$(3)	$1,997
Corporate	543,143	25,241	(2,803)	565,581
Mtge/ABS/CMBS*	341,781	8,581	(5,408)	344,954
Non-U.S. govt. & agency	13,852	736	—	14,588
U.S. government	18,205	190	—	18,395
Municipal	518,642	9,171	(6,046)	521,767
Total Fixed Income	$1,437,623	$43,919	$(14,260)	$1,467,282

Equity	$220,292	$206,744	$(356)	$426,680

Available-for-sale

(in thousands)

	12/31/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$10,513	$22	$(237)	$10,298
Corporate	511,748	22,302	(8,012)	526,038
Mtge/ABS/CMBS*	350,187	8,188	(7,650)	350,725
Non-U.S. govt. & agency	13,306	437	(65)	13,678
U.S. government	17,086	217	—	17,303
Municipal	528,209	6,495	(12,694)	522,010
Total Fixed Income	$1,431,049	$37,661	$(28,658)	$1,440,052

Equity	$218,848	$200,081	$(275)	$418,654

*Mortgage-backed, asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2014:

	3/31/2014
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$11,988	$12,080
Due after one year through five years	176,091	184,885
Due after five years through 10 years	652,781	669,893
Due after 10 years	254,982	255,470
Mtge/ABS/CMBS*	341,781	344,954
Total available-for-sale	$1,437,623	$1,467,282

*Mortgage-backed, asset-backed & commercial mortgage-backed

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities was $0.7 million at March 31, 2014 and December 31, 2013. Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements. Unrecognized gains on our held-to-maturity securities were less than $0.1 million at March 31, 2014 and December 31, 2013. As of March 31, 2014, the carrying value and fair value of all debt securities held-to-maturity have a contractual maturity date of one year or less.

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2014 unrealized losses, as shown in the following tables, were 0.8 percent of total invested assets. Unrealized losses decreased in 2014, as interest rates declined during the first quarter of the year.

	March 31, 2014			December 31, 2013
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Agency
Fair value	$1,997	$—	$1,997	$5,760	$—	$5,760
Cost or amortized cost	2,000	—	2,000	5,997	—	5,997
Unrealized Loss	$(3)	$—	$(3)	$(237)	$—	$(237)

Non-U.S. Government
Fair value	$—	$—	$—	$1,825	$—	$1,825
Cost or amortized cost	—	—	—	1,890	—	1,890
Unrealized Loss	$—	$—	$—	$(65)	$—	$(65)

Mortgage-backed
Fair value	$98,902	$7,737	$106,639	$118,283	$—	$118,283
Cost or amortized cost	102,619	8,199	110,818	124,034	—	124,034
Unrealized Loss	$(3,717)	$(462)	$(4,179)	$(5,751)	$—	$(5,751)

ABS/CMBS*
Fair value	$33,089	$7,668	$40,757	$54,115	$—	$54,115
Cost or amortized cost	33,777	8,209	41,986	56,014	—	56,014
Unrealized Loss	$(688)	$(541)	$(1,229)	$(1,899)	$—	$(1,899)

Corporate
Fair value	$159,687	$—	$159,687	$190,470	$2,245	$192,715
Cost or amortized cost	162,490	—	162,490	198,250	2,477	200,727
Unrealized Loss	$(2,803)	$—	$(2,803)	$(7,780)	$(232)	$(8,012)

Municipal
Fair value	$249,856	$—	$249,856	$309,407	$943	$310,350
Cost or amortized cost	255,902	—	255,902	322,095	949	323,044
Unrealized Loss	$(6,046)	$—	$(6,046)	$(12,688)	$(6)	$(12,694)

Subtotal, fixed income
Fair value	$543,531	$15,405	$558,936	$679,860	$3,188	$683,048
Cost or amortized cost	556,788	16,408	573,196	708,280	3,426	711,706
Unrealized Loss	$(13,257)	$(1,003)	$(14,260)	$(28,420)	$(238)	$(28,658)

Equity securities
Fair value	$3,275	$2,472	$5,747	$2,394	$—	$2,394
Cost or amortized cost	3,434	2,669	6,103	2,669	—	2,669
Unrealized Loss	$(159)	$(197)	$(356)	$(275)	$—	$(275)

Total
Fair value	$546,806	$17,877	$564,683	$682,254	$3,188	$685,442
Cost or amortized cost	560,222	19,077	579,299	710,949	3,426	714,375
Unrealized Loss	$(13,416)	$(1,200)	$(14,616)	$(28,695)	$(238)	$(28,933)

*Asset-backed & commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2014 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$521,155	$507,536	$(13,619)	95.6%
2	BBB	Baa	24,881	24,418	(463)	3.2%
3	BB	Ba	20,571	20,427	(144)	1.0%
4	B	B	6,589	6,555	(34)	0.2%
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$573,196	$558,936	$(14,260)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $20.6 million at the end of the first quarter of 2014, compared to $39.5 million at the end of 2013. Short-term investments are carried at cost, which approximates fair value. The balance at March 31, 2014 was $37.0 million compared to $23.2 million at December 31, 2013.

Evaluating Investments for OTTI

The fixed income portfolio contained 306 securities in an unrealized loss position as of March 31, 2014. The $14.3 million in associated unrealized losses for these 306 securities represents 1.0 percent of the fixed income portfolio’s cost basis. Of these 306 securities, six have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of March 31, 2014, we held two common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.4 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

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

As a part of management’s process to determine fair value, we utilize widely recognized, third-party pricing sources to determine our fair values. We have obtained an understanding of the third-party pricing sources’ valuation methodologies and inputs. The following is a description of the valuation techniques used for financial assets that are measured at fair value, including the general classification of such assets pursuant to the fair value hierarchy.

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

For the Level 2 securities, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data for like securities. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing services are reasonable.

For common stock, we receive prices from a nationally recognized pricing service. Prices are based on observable inputs in an active market and are therefore disclosed as Level 1. Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$1,997	$—	$1,997
Corporate	—	565,581	—	565,581
Mortgage-backed	—	239,148	—	239,148
ABS/CMBS*	—	105,806	—	105,806
Non-U.S. govt. & agency	—	14,588	—	14,588
U.S. government	—	18,395	—	18,395
Municipal	—	521,767	—	521,767
Equity	426,680	—	—	426,680
Total available-for-sale securities	$426,680	$1,467,282	$—	$1,893,962
Total	$426,680	$1,467,282	$—	$1,893,962

*Asset-backed & commercial mortgage-backed

	As of December 31, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$10,298	$—	$10,298
Corporate	—	526,038	—	526,038
Mortgage-backed	—	244,416	—	244,416
ABS/CMBS*	—	106,309	—	106,309
Non-U.S. govt. & agency	—	13,678	—	13,678
U.S. government	—	17,303	—	17,303
Municipal	—	522,010	—	522,010
Equity	418,654	—	—	418,654
Total available-for-sale securities	$418,654	$1,440,052	$—	$1,858,706
Total	$418,654	$1,440,052	$—	$1,858,706

*Asset-backed & commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2014.

4.  STOCK BASED COMPENSATION

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for grants of up to 3,000,000 shares (subject to adjustment for changes in our capitalization). Since 2005, we granted 2,457,644 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends paid in 2013 and prior years.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 4,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 2,363,000 stock options under the LTIP, including 50,500 thus far in 2014.

Under the LTIP, as under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant. Options generally vest and become exercisable ratably over a five-year period and expire eight years after grant.

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

The following tables summarize option activity for the periods ended March 31, 2014 and 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	50,500	$40.43
Options exercised	(4,700)	$18.53		$115
Options canceled/forfeited	(740)	$16.51
Outstanding options at March 31, 2014	2,640,144	$26.33	5.36	$47,359
Exercisable options at March 31, 2014	972,284	$20.66	4.07	$22,927

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	2,945,204	$22.23
Options granted	59,000	$34.74
Options exercised	(85,146)	$18.05		$1,408
Options canceled/forfeited	(38,820)	$25.45
Outstanding options at March 31, 2013	2,880,238	$22.56	5.28	$38,492
Exercisable options at March 31, 2013	1,310,778	$18.49	4.10	$22,857

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2014, 50,500 options were granted with an average exercise price of $40.43 and a weighted average fair value of $8.14. We recognized $0.9 million of expense in the first three months of 2014 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.3 million in the first three months of 2014 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.1 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.8 million of expense in the first three months of 2013 and a tax benefit of $0.3 million related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2014	2013
Weighted-average fair value of grants	$8.14	$6.69
Risk-free interest rates	1.76%	1.14%
Dividend yield	1.92%	1.98%
Expected volatility	25.20%	25.52%
Expected option life	5.66 years	5.65 years

The risk-free rate is determined based on U.S. treasury yields that most closely approximate the option’s expected life. The dividend yield is calculated based on the average annualized dividends paid during the most recent five-year period. It excludes the special dividends paid in the fourth quarters of 2013 and prior years. The expected volatility is calculated based on the mean reversion of RLI’s stock. The expected option life is determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

In 2013, we began providing restricted common stock to outside directors. Shares are issued to outside directors from the LTIP as part of annual director compensation and are directly owned by each director on the date of issuance. Currently, each director receives restricted shares worth $10,000 at the time of issuance. The shares are issued annually in the first quarter and include a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods
	Ended March 31,
	REVENUES
	2014	2013
Net premiums earned:
Casualty	$90,977	$72,969
Property	43,318	44,981
Surety	26,837	26,201

Segment totals before income taxes	$161,132	$144,151

Net investment income	13,582	12,886
Net realized gains	6,501	3,684

Total consolidated revenue	$181,215	$160,721

	NET EARNINGS
	2014	2013
Casualty	$6,078	$4,104
Property	9,678	10,924
Surety	6,776	4,770

Net underwriting income	$22,532	$19,798

Net investment income	13,582	12,886
Net realized gains	6,501	3,684
General corporate expense and interest on debt	(4,049)	(3,898)
Equity in earnings of unconsolidated investees	3,425	3,499

Total earnings before income taxes	$41,991	$35,969
Income tax expense	13,022	11,122

Total net earnings	$28,969	$24,847

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2014	2013

Casualty
Commercial and personal umbrella	$24,756	$18,950
General liability	19,932	20,777
Commercial transportation	14,511	9,934
Professional services	12,861	9,009
P&C package business	8,283	7,421
Executive products	4,684	4,716
Medical professional liability	3,700	750
Other casualty	2,250	1,412
Total	$90,977	$72,969

Property
Commercial property	$20,433	$19,616
Marine	12,201	14,614
Property reinsurance	3,361	5,272
Crop reinsurance	1,186	1,267
Other property	6,137	4,212
Total	$43,318	$44,981

Surety
Miscellaneous	$9,482	$9,481
Contract	6,761	6,459
Commercial	6,134	5,711
Oil and Gas	4,460	4,550
Total	$26,837	$26,201

Grand Total	$161,132	$144,151

6. ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company operating in 49 states through a network of wholesale brokers and specializing in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. For the first quarter of 2014, our share of Prime’s earnings amounted to $0.1 million.

Additionally, we entered into a 25 percent quota share treaty with Prime, effective January 1, 2014. During the first quarter of 2014, we assumed gross premiums of $2.5 million related to this quota share agreement.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through four insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois, with the exception of CBIC, which is domiciled in Washington. We are an Illinois corporation that was organized in 1965.

As a specialty company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard admitted market. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for 18 consecutive years, averaging an 87.6 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, has also enhanced overall returns. We have a diversified investment portfolio and monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes and terrorism), interest rates, state regulations, court decisions and changes in the law.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products and commercial umbrella coverages, as well as package business and other specialty coverages, such as professional liability and workers compensation for office-based professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical professional liability coverage in the excess and surplus market. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance including crop and select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

Rates increased moderately on most coverages through 2013, a year in which abnormally low catastrophe activity led to improved financial results across the industry. This has led to softer reinsurance pricing in the first quarter of 2014, which will likely impact primary rates as well. As a result, the insurance marketplace remains intensely competitive. Despite these competitive pressures, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements on our 2013 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

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

Decisions regarding our best estimate of ultimate loss and LAE reserves are approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at March 31, 2014, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of March 31, 2014.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of three categories. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. Trading securities are reported at fair value with unrealized gains and losses included in earnings. During 2013, we sold our remaining debt securities classified as trading.

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

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Consolidated revenues, as displayed in the table that follows, totaled $181.2 million for the first three months of 2014 compared to $160.7 million for the same period in 2013.

	For the Three-Month Periods
	Ended March 31,
	2014	2013
Consolidated revenues (in thousands)
Net premiums earned	$161,132	$144,151
Net investment income	13,582	12,886
Net realized investment gains	6,501	3,684
Total consolidated revenue	$181,215	$160,721

Consolidated revenue for the first quarter of 2014 increased $20.5 million, or 13 percent, from the same period in 2013. Net premiums earned for the Group increased 12 percent for the quarter, led by growth in our casualty segment which was up 25 percent. Net premiums earned from our surety segment showed modest improvement, up 2 percent, and helped to offset a 4 percent premium decline from our property segment. Net investment income increased 5 percent to $13.6 million primarily due to a larger invested asset base and stable reinvestment rates. Net realized investment gains totaled $6.5 million in the first quarter of 2014, compared to $3.7 million in 2013.

Net after-tax earnings for the first quarter of 2014 totaled $29.0 million, $0.66 per diluted share, compared to $24.8 million, $0.57 per diluted share, for the same period in 2013. In the first quarter of 2014, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $14.8 million. Comparatively, in the first quarter of 2013, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $12.0 million. Results for both periods benefited from the absence of a significant catastrophe event. Bonus and profit sharing-related expenses associated with these specific items totaled $1.8 million in 2014, compared to $1.4 million in 2013. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first quarter of 2014, equity in earnings of unconsolidated investees totaled $3.4 million. This amount includes $3.3 million from Maui Jim and $0.1 million from Prime Holdings Insurance Services, Inc. (Prime). Refer to Note 6, Acquisitions, for more information regarding our February 2014 investment in Prime. Comparatively, the first quarter of 2013 reflected $3.5 million of Maui Jim earnings.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses, net of tax), was $46.7 million, $1.07 per diluted share, for the first quarter of 2014, compared to $42.4 million, $0.98 per diluted share, for the same period in 2013. Unrealized gains, net of tax, for the first quarter of 2014 were $17.7 million, compared to $17.6 million for the same period in the prior year.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 2 percent to $197.4 million for the first quarter of 2014 from $193.8 million in the first quarter of 2013. Growth from our casualty and surety segments, up 8 percent and 4 percent, respectively, offset a 9 percent decline from the property segment. Expansion efforts and new product initiatives, particularly within our casualty segment, have led to this result. Pricing trends have varied across our product portfolio, as select lines continue to see increases, while others have experienced flat or even declining rates. In our casualty segment, the positive pricing momentum seen in the prior year has largely slowed, while surety products continue to experience a flat overall rate environment. Rates on property coverages, however, have declined, as increased competition has resulted from light catastrophe activity in recent periods and from new capacity entering the market. In addition, net premiums written advanced 6 percent in the quarter. Growth in net premiums written has outpaced growth in gross premiums written, due largely to increased retentions selected for certain casualty products during the prior year and cost savings realized on our 2014 reinsurance renewals. In the beginning of 2014, we renewed our major property and casualty reinsurance treaties, which resulted in over $10.0 million of annual savings while keeping our overall loss retentions largely unchanged. On a net premiums earned basis, premiums increased $17.0 million, or 12 percent, due to overall growth experienced in recent periods. The casualty segment has contributed significantly to this growth, with net premiums written up 11 percent, and net premiums earned up 25 percent from the prior year quarter. Underwriting income for the Group totaled $22.5 million for the first quarter of 2014, a $2.7 million increase from the prior year. Results for both periods included favorable development on prior years’ loss and catastrophe reserves, which improved underwriting results by $13.3 million and $10.8 million, respectively. The GAAP combined ratio for the first quarter totaled 86.0 in 2014 and 86.2 in 2013. The Group’s loss ratio increased to 44.1, from 42.6, while the Group’s expense ratio decreased to 41.9 from 43.6.

	For the Three-Month Periods
	Ended March 31,
	2014	2013
Gross premiums written (in thousands)
Casualty	$111,955	$103,451
Property	58,153	64,020
Surety	27,290	26,321
Total	$197,398	$193,792

Underwriting income (in thousands)
Casualty	$6,078	$4,104
Property	9,678	10,924
Surety	6,776	4,770
Total	$22,532	$19,798

Combined ratio
Casualty	93.3	94.4
Property	77.6	75.7
Surety	74.8	81.8
Total	86.0	86.2

Casualty

Gross premiums written for the casualty segment increased 8 percent, to $112.0 million for the first quarter of 2014, compared to $103.5 million from the same period last year. The top line has improved as both mature products and newer product initiatives have contributed to growth. Premium production has also benefited from modest rate increases on select lines, though on an overall basis upward pricing momentum for the segment has slowed. Our professional services product, which includes offerings to architects and engineers, posted gross premiums written of $16.8 million, up $3.5 million, or 26 percent, from the first quarter of 2013. Umbrella contributed to growth in the quarter, as premiums advanced 7 percent to $30.6 million. Transportation also delivered solid results, with gross premiums written up 4 percent, while our new assumed casualty reinsurance business posted premiums of $2.5 million in the quarter. The assumed casualty business relates to the reinsurance agreement which accompanied our minority investment in Prime. On an annual basis, we expect to assume premiums of $8 million to $10 million from this reinsurance treaty. Growth from these products offset declines from general liability and medical professional liability coverages, down $0.4 million and $0.6 million, respectively.

The casualty segment recorded underwriting income of $6.1 million, compared to $4.1 million for the same period last year. Both periods included favorable development on prior years’ loss reserves. Products with favorable development in 2014 included general liability, umbrella and executive products. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2013). Due to positive emergence, during the first quarter of 2014 we released reserves which improved the segment’s underwriting results by $9.0 million. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves, primarily for general liability, executive products, P&C package and umbrella, which improved the segment’s underwriting results by $10.0 million.

Overall, the combined ratio for the casualty segment was 93.3 for 2014 compared to 94.4 in 2013. The segment’s loss ratio was 57.8 in 2014 compared to 56.6 in 2013. The increase was driven by a slight reduction in favorable development on prior accident years’ reserves, coupled with $1 million of adverse experience on one product in the current accident year. The expense ratio for the casualty segment was 35.5 for the first quarter of 2014, compared to 37.8 in the prior year, due to improved leveraging of our expense base. Our election to increase retentions during the prior year has also contributed to the expense ratio decline.

Property

Gross premiums written for the Group’s property segment totaled $58.2 million for the first quarter of 2014, a decrease of $5.9 million, or 9 percent, from the same period last year. Premium production declined for multiple lines within the segment, as alternative sources of capital entered the market and served to decrease rates for catastrophe coverages. In addition, action taken to re-underwrite certain underperforming business has also contributed to premium declines. For example, our catastrophe-exposed assumed reinsurance programs decreased $3.8 million, or 51 percent, from the same period last year, as we continued to exit certain underperforming programs within this book. Our marine business also declined, down $3.1 million, or 21 percent, from the prior year, due to ongoing re-underwriting efforts. Crop reinsurance premiums were down as well, lagging 2013 production by $1.1 million, or 10 percent. Partially offsetting these decreases, our recreational vehicles program posted gross premiums written of $4.1 million, which more than tripled the premium production in the prior year quarter. Premiums from our fire and Hawaii homeowners coverages also showed modest improvements.

Underwriting income for the segment was $9.7 million for the first quarter of 2014, compared to $10.9 million for the same period in 2013. Results for 2014 were impacted by favorable development on prior years’ loss and catastrophe reserves which improved the segment’s underwriting results by $2.2 million. Included in this favorable development was a $1.0 million reduction in losses related to Hurricane Sandy and 2013 spring storms. The majority of the favorable development was attributable to marine business. From a comparative standpoint, underwriting results for 2013 were improved by $0.4 million due to favorable development on prior years’ loss and catastrophe reserves.

Segment results for the first quarter of 2014 translate into a combined ratio of 77.6 compared to 75.7 for the same period last year. The segment’s loss ratio increased to 35.5 in 2014 from 33.6 in 2013, due to higher loss ratios for the 2014 current accident year. From an expense standpoint, the segment’s expense ratio for the first quarter was 42.1 for 2014 and 2013.

Surety

The surety segment recorded gross premiums written of $27.3 million for the first quarter of 2014, an increase of $1.0 million, or 4 percent, from the same period last year. Premium growth was achieved despite continued intense competition in this market, which has resulted in flat pricing for most surety products. Commercial surety posted $7.1 million of gross premiums written, up 14 percent, while contract surety advanced 10 percent to $6.0 million. These increases more than offset a decline from our oil and gas product, which decreased $0.4 million, or 8 percent.

The surety segment recorded underwriting income of $6.8 million, compared to $4.8 million for the same period last year. Results for 2014 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $2.2 million. From a comparative standpoint, 2013 results included favorable loss development which improved the segment’s underwriting results by $0.4 million.

The combined ratio for the surety segment totaled 74.8 for the first quarter of 2014, versus 81.8 for the same period in 2013. The segment’s loss ratio was 11.2 for 2014, compared to 19.2 for 2013, as both current and prior accident years’ loss ratios improved. The expense ratio for the first quarter was 63.6 for 2014, compared to 62.6 in 2013.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.6 million during the first quarter of 2014, an increase of 5.4 percent from that reported for the same period in 2013. The increase in investment income was primarily due to a larger invested asset base and steady reinvestment rates. On an after-tax basis, investment income increased by 7.0 percent.

	3/31/2014		12/31/2013
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,467,933	75.2%	$1,440,703	74.9%
Equity securities	426,680	21.9%	418,654	21.8%
Cash and short-term investments	57,648	2.9%	62,701	3.3%
Total	$1,952,261	100.0%	$1,922,058	100.0%

Our current equity allocation represents 22 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first three months of 2014 and 2013 were as follows:

	1Q 2014	1Q 2013
Pretax Yield
Taxable	3.65%	3.54%
Tax-Exempt	2.73%	2.71%
After-tax yield
Taxable	2.37%	2.30%
Tax-Exempt	2.59%	2.57%

The fixed income portfolio increased by $27.2 million in the first three months of 2014. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.4 percent. Average fixed income duration was 4.9 years at March 31, 2014, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $8.0 million during the first three months of 2014, to $426.7 million, and had a total return of 3.6 percent through March 31, 2014.

We recognized $6.5 million in realized gains in the first quarter of 2014, compared to realized gains of $3.7 million in the first quarter of 2013. Realized gains during the quarter were primarily derived from equity sales as we rebalanced into fixed income assets, including a new allocation to high yield credit. We did not record any realized losses associated with OTTI of securities during the first quarter of 2014.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2014, including fair value, cost basis, and unrealized gains and losses.

	3/31/2014
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)
Consumer Discretionary	$13,450	$26,397	$12,947	$—	$12,947	96.3%
Consumer Staples	14,923	36,848	22,084	(159)	21,925	146.9%
Energy	13,044	32,130	19,086	—	19,086	146.3%
Financials	26,575	49,291	22,716	—	22,716	85.5%
Healthcare	8,969	29,708	20,739	—	20,739	231.2%
Industrials	20,416	40,817	20,401	—	20,401	99.9%
Information Technology	23,418	37,993	14,575	—	14,575	62.2%
Materials	3,030	8,137	5,107	—	5,107	168.5%
Telecommunications	8,541	16,146	7,802	(197)	7,605	89.0%
Utilities	40,222	68,044	27,822	—	27,822	69.2%
ETF	47,704	81,169	33,465	—	33,465	70.2%
	$220,292	$426,680	$206,744	$(356)	$206,388	93.7%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate was 31 percent for the first three months of 2014 and 2013. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the first quarter of 2014 and 2013 as a result of the following:

	2014		2013
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$14,697	35%	$12,589	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,034)	-2%	(815)	-2%
Dividends received deduction	(598)	-2%	(583)	-2%
ESOP dividends paid deduction	(201)	0%	(189)	0%
Other items, net	158	0%	120	0%

Total tax expense	$13,022	31%	$11,122	31%

LIQUIDITY AND CAPITAL RESOURCES

We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments, and (3) cash flows from financing activities that impact our capital structure, such as shareholder dividend payments and changes in debt and shares outstanding.

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Operating cash flows	$(2,007)	$(6,328)
Investing cash flows	$(10,748)	$(10,367)
Financing cash flows	$(6,096)	$(5,248)
Total	$(18,851)	$(21,943)

Cash flows from operating activities are typically lower during the first quarter due to the timing of reinsurance deposits, the cyclical nature of premium renewals and payment receipts, as well as outlays for bonus, retirement, and profit-sharing contributions. The combination of these factors resulted in cash used in operations for the first quarter of 2014. In addition, improved financial performance in 2013 resulted in increased bonus, retirement, and profit-sharing contributions relative to 2012.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2014 was $155.4 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2014, we had cash, short-term investments and other investments maturing within one year of approximately $70.4 million and an additional $194.7 million maturing between one to five years. As of March 31, 2014, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $25.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $50.0 million. The facility has a three-year term that expires on May 31, 2014. We are in the process of negotiating terms to replace this facility upon expiration and anticipate closing in mid-May 2014. As of and during the quarter ended March 31, 2014 no amounts were outstanding on this facility.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2014, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at March 31, 2014, have increased $30.2 million from December 31, 2013.

As of March 31, 2014, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$2,000	$1,997	$(3)	0.1%	AA
Corporate	543,143	565,581	22,438	29.0%	A
Mortgage-backed	236,341	239,148	2,807	12.2%	AA
ABS/CMBS**	105,440	105,806	366	5.4%	AAA
Non-U.S. govt. & agency	13,852	14,588	736	0.7%	A
U.S. government	18,205	18,395	190	0.9%	AA
Municipal	519,293	522,446	3,153	26.8%	AA
Total Fixed Income	$1,438,274	$1,467,961	$29,687	75.1%	AA

Equity	$220,292	$426,680	$206,388	21.9%

Cash and short-term investments	$57,648	$57,648	$—	3.0%

Total Portfolio	$1,716,214	$1,952,289	$236,075	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2014, our fixed income portfolio had the following rating distribution:

AAA	16.2%
AA	44.5%
A	25.3%
BBB	9.7%
BB	3.3%
B	1.0%
NR	0.0%
Total	100.0%

As of March 31, 2014, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 811 individual issues as of March 31, 2014.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2014, we had $20.6 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2014 we had $85.2 million in commercial mortgage backed securities (CMBS) and $239.1 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.4 percent of our investment portfolio at quarter end.

We had $565.6 million in corporate fixed income securities as of March 31, 2014. During the first quarter of 2014, we initiated an investment allocation to high yield credit. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. As of March 31, 2014, we had $31.7 million invested in the strategy.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2014, we had $522.4 million in municipal securities. As of March 31, 2014, approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while approximately 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At March 31, 2014, our equity portfolio had a fair value of $426.7 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2014, our equity portfolio had a dividend yield of 2.8 percent compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual names and no single stock exposure greater than 3 percent of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2014, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $869.6 million of shareholders’ equity. Debt outstanding comprised 14.7 percent of total capital as of March 31, 2014. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2014 compared to $1.5 million for the same period in 2013. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the first three months of 2014 compared to 6.02 percent for the same period in the prior year.

We paid a quarterly cash dividend of $0.17 per share on March 20, 2014, the same amount as the prior quarter. We have paid dividends for 151 consecutive quarters and increased dividends in each of the last 38 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI

Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2014, our holding company had $869.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $22.9 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first three months of 2014, there were no dividends paid by our principal insurance subsidiary to RLI Corp. In 2013, our principal insurance subsidiary paid ordinary dividends totaling $40.0 million to RLI Corp. No extraordinary dividends were paid during 2013. As of March 31, 2014, $145.7 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with 86 percent rated “A” or better by at least two nationally recognized rating organization.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2013 Annual Report on Form 10-K.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of 2014, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: April 28, 2014