Form 10-Q
period 2014-06-30
RLI CORP
filed 2014-07-28
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 11, 2014, the number of shares outstanding of the registrant’s Common Stock was 43,023,504.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2014	2013

Net premiums earned	$168,604	$154,553
Net investment income	13,982	12,847
Net realized investment gains	10,431	3,742
Consolidated revenue	$193,017	$171,142
Losses and settlement expenses	73,345	65,607
Policy acquisition costs	55,156	51,502
Insurance operating expenses	13,534	11,885
Interest expense on debt	1,874	1,513
General corporate expenses	2,549	1,692
Total expenses	$146,458	$132,199
Equity in earnings of unconsolidated investees	5,864	4,633
Earnings before income taxes	$52,423	$43,576
Income tax expense	16,698	13,674
Net earnings	$35,725	$29,902

Other comprehensive earnings (loss), net of tax	19,934	(33,481)
Comprehensive earnings (loss)	$55,659	$(3,579)

Earnings per share:
Basic:

Basic net earnings per share	$0.83	$0.70
Basic comprehensive earnings (loss) per share	$1.29	$(0.08)

Diluted:

Diluted net earnings per share	$0.82	$0.69
Diluted comprehensive earnings (loss) per share	$1.27	$(0.08)

Weighted average number of common shares outstanding
Basic	43,001	42,628
Diluted	43,688	43,341

Cash dividends paid per common share	$0.18	$0.17

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2014	2013

Net premiums earned	$329,736	$298,704
Net investment income	27,564	25,733
Net realized investment gains	16,932	7,426
Consolidated revenue	$374,232	$331,863
Losses and settlement expenses	144,361	127,055
Policy acquisition costs	110,207	101,838
Insurance operating expenses	26,067	24,454
Interest expense on debt	3,725	3,025
General corporate expenses	4,747	4,078
Total expenses	$289,107	$260,450
Equity in earnings of unconsolidated investees	9,289	8,132
Earnings before income taxes	$94,414	$79,545
Income tax expense	29,720	24,796
Net earnings	$64,694	$54,749

Other comprehensive earnings (loss), net of tax	37,671	(15,928)
Comprehensive earnings	$102,365	$38,821

Earnings per share:
Basic:

Basic net earnings per share	$1.50	$1.29
Basic comprehensive earnings per share	$2.38	$0.91

Diluted:

Diluted net earnings per share	$1.48	$1.27
Diluted comprehensive earnings per share	$2.34	$0.90

Weighted average number of common shares outstanding
Basic	42,993	42,587
Diluted	43,669	43,268

Cash dividends paid per common share	$0.35	$0.33

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2014	2013

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,534,622	$1,440,052
Held-to-maturity, at amortized cost	650	651
Equity securities, at fair value	436,462	418,654
Short-term investments, at cost	18,489	23,232
Cash	27,234	39,469
Total investments and cash	$2,017,457	$1,922,058
Accrued investment income	15,229	15,710
Premiums and reinsurance balances receivable	203,499	152,509
Ceded unearned premium	72,396	60,407
Reinsurance balances recoverable on unpaid losses	339,104	354,924
Deferred policy acquisition costs	68,190	61,508
Property and equipment	42,935	40,261
Investment in unconsolidated investees	64,487	49,793
Goodwill and intangibles	74,407	74,876
Other assets	11,292	8,264
TOTAL ASSETS	$2,908,996	$2,740,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,127,073	$1,129,433
Unearned premiums	444,453	392,081
Reinsurance balances payable	62,402	47,334
Funds held	59,398	61,656
Income taxes-deferred	81,963	57,801
Bonds payable, long-term debt	149,604	149,582
Accrued expenses	40,199	59,596
Other liabilities	24,509	13,861
TOTAL LIABILITIES	$1,989,601	$1,911,344

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(65,953,718 shares issued, 43,023,504 shares outstanding at 6/30/14)
(65,912,638 shares issued, 42,982,424 shares outstanding at 12/31/13)	$65,954	$65,913
Paid-in capital	211,774	208,705
Accumulated other comprehensive earnings	173,698	136,027
Retained earnings	860,968	811,320
Deferred compensation	11,626	11,562
Less: Treasury shares at cost
(22,930,214 shares at 6/30/14 and 12/31/13)	(404,625)	(404,561)
TOTAL SHAREHOLDERS’ EQUITY	$919,395	$828,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,908,996	$2,740,310

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$38,528	$26,781
Cash Flows from Investing Activities
Investments purchased	$(311,402)	$(295,508)
Investments sold	217,403	145,314
Investments called or matured	49,932	77,436
Net change in short-term investments	15,462	33,134
Net property and equipment purchased	(4,921)	(8,167)
Investment in equity method investee	(5,301)	—
Net cash used in investing activities	$(38,827)	$(47,791)

Cash Flows from Financing Activities
Cash dividends paid	$(15,046)	$(14,062)
Stock plan share issuance	2,760	1,545
Excess tax benefit from exercise of stock options	350	1,970
Net cash used in financing activities	$(11,936)	$(10,547)

Net decrease in cash	$(12,235)	$(31,557)
Cash at the beginning of the period	$39,469	$44,314
Cash at June 30	$27,234	$12,757

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.            BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2014 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.            PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of June 30, 2014.

D.            INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $74.4 million at June 30, 2014.

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the Contractors Bonding and Insurance Company (CBIC) acquisition in April 2011 totaled $32.2 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2014. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2014, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $3.0 million, net of amortization, as of June 30, 2014.

The remaining $16.0 million of goodwill and intangibles relates to our purchase of Rockbridge Underwriting Agency (Rockbridge) in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.6 million relates to definite-lived intangible assets, net of amortization, as of June 30, 2014. Annual impairment testing was performed on this goodwill asset in the fourth quarter of 2013. Based upon this review, the asset was not impaired. In addition, as of June 30, 2014, there were no triggering events that occurred that would suggest an updated review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.3 for the second quarter of 2014, and $0.5 million for the six months ended June 30, 2014.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2014			Ended June 30, 2013
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$35,725	43,001	$0.83	$29,902	42,628	$0.70
Effect of Dilutive Securities
Stock options	—	687		—	713

Diluted EPS
Income available to common shareholders	$35,725	43,688	$0.82	$29,902	43,341	$0.69

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2014			Ended June 30, 2013
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$64,694	42,993	$1.50	$54,749	42,587	$1.29
Effect of Dilutive Securities
Stock options	—	676		—	681

Diluted EPS
Income available to common shareholders	$64,694	43,669	$1.48	$54,749	43,268	$1.27

F.                            COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent. The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

	For the Three-Month Periods Ended June 30,		For the Six - Month Periods Ended June 30,
(in thousands)	2014	2013	2014	2013
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$153,764	$160,723	$136,027	$143,170
Other comprehensive earnings before reclassifications	26,714	(30,824)	48,674	(10,557)
Amounts reclassified from accumulated other comprehensive earnings	(6,780)	(2,657)	(11,003)	(5,371)
Net current-period other comprehensive earnings	$19,934	$(33,481)	$37,671	$(15,928)
Ending balance	$173,698	$127,242	$173,698	$127,242

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands) Component of Accumulated	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2014	2013	2014	2013	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$10,431	$4,087	$16,928	$8,263	Net realized investment gains
	—	—	—	—	Other-than-temporary impairment (OTTI) losses on investments
	$10,431	$4,087	$16,928	$8,263	Earnings before income taxes
	(3,651)	(1,430)	(5,925)	(2,892)	Income tax expense
	$6,780	$2,657	$11,003	$5,371	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2014 and December 31, 2013 were as follows:

Available-for-sale

(in thousands)

	6/30/2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$3,883	$99	$(1)	$3,981
Corporate	550,687	28,919	(797)	578,809
Mtge/ABS/CMBS*	375,116	11,242	(2,918)	383,440
Non-U.S. govt. & agency	13,853	1,064	—	14,917
U.S. government	31,571	168	(10)	31,729
Municipal	510,516	13,111	(1,881)	521,746
Total Fixed Income	$1,485,626	$54,603	$(5,607)	$1,534,622

Equity	$218,797	$217,731	$(66)	$436,462

Available-for-sale

(in thousands)

	12/31/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$10,513	$22	$(237)	$10,298
Corporate	511,748	22,302	(8,012)	526,038
Mtge/ABS/CMBS*	350,187	8,188	(7,650)	350,725
Non-U.S. govt. & agency	13,306	437	(65)	13,678
U.S. government	17,086	217	—	17,303
Municipal	528,209	6,495	(12,694)	522,010
Total Fixed Income	$1,431,049	$37,661	$(28,658)	$1,440,052

Equity	$218,848	$200,081	$(275)	$418,654

*Mortgage-backed, asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2014:

	6/30/2014
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$11,557	$11,628
Due after one year through five years	211,437	221,664
Due after five years through 10 years	618,409	642,994
Due after 10 years	269,107	274,896
Mtge/ABS/CMBS*	375,116	383,440
Total available-for-sale	$1,485,626	$1,534,622

*Mortgage-backed, asset-backed & commercial mortgage-backed

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities was $0.7 million at June 30, 2014 and December 31, 2013. Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements. Unrecognized gains on our held-to-maturity securities were less than $0.1 million at June 30, 2014 and December 31, 2013. As of June 30, 2014, the carrying value and fair value of all debt securities held-to-maturity had a contractual maturity date of one year or less.

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2014 unrealized losses, as shown in the following tables, were 0.3 percent of total invested assets. Unrealized losses decreased in 2014, as interest rates declined during the first half of the year.

	June 30, 2014			December 31, 2013
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$4,423	$—	$4,423	$—	$—	$—
Cost or amortized cost	4,433	—	4,433	—	—	—
Unrealized Loss	$(10)	$—	$(10)	$—	$—	$—

U.S. Agency
Fair value	$1,883	$—	$1,883	$5,760	$—	$5,760
Cost or amortized cost	1,884	—	1,884	5,997	—	5,997
Unrealized Loss	$(1)	$—	$(1)	$(237)	$—	$(237)

Non-U.S. Government
Fair value	$—	$—	$—	$1,825	$—	$1,825
Cost or amortized cost	—	—	—	1,890	—	1,890
Unrealized Loss	$—	$—	$—	$(65)	$—	$(65)

Mortgage-backed
Fair value	$7,349	$79,004	$86,353	$118,283	$—	$118,283
Cost or amortized cost	7,392	81,396	88,788	124,034	—	124,034
Unrealized Loss	$(43)	$(2,392)	$(2,435)	$(5,751)	$—	$(5,751)

ABS/CMBS*
Fair value	$16,557	$16,457	$33,014	$54,115	$—	$54,115
Cost or amortized cost	16,659	16,838	33,497	56,014	—	56,014
Unrealized Loss	$(102)	$(381)	$(483)	$(1,899)	$—	$(1,899)

Corporate
Fair value	$51,213	$32,233	$83,446	$190,470	$2,245	$192,715
Cost or amortized cost	51,414	32,829	84,243	198,250	2,477	200,727
Unrealized Loss	$(201)	$(596)	$(797)	$(7,780)	$(232)	$(8,012)

Municipal
Fair value	$22,079	$117,639	$139,718	$309,407	$943	$310,350
Cost or amortized cost	22,132	119,467	141,599	322,095	949	323,044
Unrealized Loss	$(53)	$(1,828)	$(1,881)	$(12,688)	$(6)	$(12,694)

Subtotal, fixed income
Fair value	$103,504	$245,333	$348,837	$679,860	$3,188	$683,048
Cost or amortized cost	103,914	250,530	354,444	708,280	3,426	711,706
Unrealized Loss	$(410)	$(5,197)	$(5,607)	$(28,420)	$(238)	$(28,658)

Equity securities
Fair value	$9,372	$—	$9,372	$2,394	$—	$2,394
Cost or amortized cost	9,438	—	9,438	2,669	—	2,669
Unrealized Loss	$(66)	$—	$(66)	$(275)	$—	$(275)

Total
Fair value	$112,876	$245,333	$358,209	$682,254	$3,188	$685,442
Cost or amortized cost	113,352	250,530	363,882	710,949	3,426	714,375
Unrealized Loss	$(476)	$(5,197)	$(5,673)	$(28,695)	$(238)	$(28,933)

*Asset-backed & commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2014 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$321,030	$315,595	$(5,435)	96.9%
2	BBB	Baa	9,251	9,226	(25)	0.4%
3	BB	Ba	15,137	15,048	(89)	1.6%
4	B	B	8,371	8,316	(55)	1.0%
5	CCC or lower	Caa or lower	655	652	(3)	0.1%
6			—	—	—	—
		Total	$354,444	$348,837	$(5,607)	100.0%

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $27.2 million at the end of the second quarter of 2014, compared to $39.5 million at the end of 2013. Short-term investments are carried at cost, which approximates fair value. The balance at June 30, 2014 was $18.5 million compared to $23.2 million at December 31, 2013.

Evaluating Investments for OTTI

The fixed income portfolio contained 205 securities in an unrealized loss position as of June 30, 2014. The $5.6 million in associated unrealized losses for these 205 securities represents 0.4 percent of the fixed income portfolio’s cost basis. Of these 205 securities, 111 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of June 30, 2014, we held two common stock securities that were in an unrealized loss position. The unrealized loss on these securities was less than $0.1 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$3,981	$—	$3,981
Corporate	—	578,809	—	578,809
Mortgage-backed	—	268,726	—	268,726
ABS/CMBS*	—	114,714	—	114,714
Non-U.S. govt. & agency	—	14,917	—	14,917
U.S. government	—	31,729	—	31,729
Municipal	—	521,746	—	521,746
Equity	436,462	—	—	436,462
Total available-for-sale securities	$436,462	$1,534,622	$—	$1,971,084
Total	$436,462	$1,534,622	$—	$1,971,084

*Asset-backed & commercial mortgage-backed

	As of December 31, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$10,298	$—	$10,298
Corporate	—	526,038	—	526,038
Mortgage-backed	—	244,416	—	244,416
ABS/CMBS*	—	106,309	—	106,309
Non-U.S. govt. & agency	—	13,678	—	13,678
U.S. government	—	17,303	—	17,303
Municipal	—	522,010	—	522,010
Equity	418,654	—	—	418,654
Total available-for-sale securities	$418,654	$1,440,052	$—	$1,858,706
Total	$418,654	$1,440,052	$—	$1,858,706

*Asset-backed & commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the six-month period ended June 30, 2014.

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

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The total number of shares of common stock available for distribution under the LTIP may not exceed 4,000,000 shares (subject to adjustment for changes in our capitalization). Since 2010, we have granted 2,732,500 stock options under the LTIP, including 420,000 thus far in 2014.

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

The following tables summarize option activity for the periods ended June 30, 2014 and 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	420,000	$42.88
Options exercised	(43,872)	$18.31		$1,139
Options canceled/forfeited	(740)	$16.51
Outstanding options at June 30, 2014	2,970,472	$28.53	5.47	$51,232
Exercisable options at June 30, 2014	1,300,292	$22.02	4.21	$30,894

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	2,945,204	$22.23
Options granted	531,700	$35.79
Options exercised	(306,524)	$16.98		$5,942
Options canceled/forfeited	(41,520)	$25.47
Outstanding options at June 30, 2013	3,128,860	$25.00	5.59	$41,315
Exercisable options at June 30, 2013	1,474,360	$19.83	4.38	$27,095

The majority of our options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2014, 420,000 options were granted with a weighted average exercise price of $42.88 and a weighted average fair value of $7.76. We recognized $1.2 million of expense in the second quarter of 2014, and $2.1 million in the first six months of 2014, related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $0.4 million in the second quarter of 2014, and $0.7 million in the first six months of 2014, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.9 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the second quarter of 2013, and $1.8 million of expense in the first six months of 2013. We recorded a tax benefit of $0.3 million in the second quarter of 2013, and $0.6 million in the first six months of 2013, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2014	2013
Weighted-average fair value of grants	$7.76	$6.49
Risk-free interest rates	1.70%	0.74%
Dividend yield	1.94%	2.00%
Expected volatility	23.22%	25.41%
Expected option life	5.18 years	5.23 years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized dividends paid during the most recent five-year period. It excluded the special dividends paid in the fourth quarters of 2013 and prior years. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. In previous years, expected volatility was calculated based on the mean reversion of RLI’s stock. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

In 2013 and 2014, each outside director received $10,000 worth of restricted common shares as part of annual director compensation. The shares were issued annually from the LTIP during the first quarter of each year. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. This restricted share program has been terminated and no further restricted shares will be issued going forward.

5. OPERATING SEGMENT INFORMATION - Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	REVENUES		REVENUES
	2014	2013	2014	2013
Net premiums earned:
Casualty	$94,360	$78,372	$185,337	$151,341
Property	48,791	49,619	92,109	94,600
Surety	25,453	26,562	52,290	52,763

Segment totals before income taxes	$168,604	$154,553	$329,736	$298,704

Net investment income	13,982	12,847	27,564	25,733
Net realized gains	10,431	3,742	16,932	7,426

Total consolidated revenue	$193,017	$171,142	$374,232	$331,863

	NET EARNINGS		NET EARNINGS
	2014	2013	2014	2013
Casualty	$16,467	$14,614	$22,545	$18,718
Property	2,293	2,222	11,971	13,146
Surety	7,809	8,723	14,585	13,493

Net underwriting income	$26,569	$25,559	$49,101	$45,357

Net investment income	13,982	12,847	27,564	25,733
Net realized gains	10,431	3,742	16,932	7,426
General corporate expense and interest on debt	(4,423)	(3,205)	(8,472)	(7,103)
Equity in earnings of unconsolidated investees	5,864	4,633	9,289	8,132

Total earnings before income taxes	$52,423	$43,576	$94,414	$79,545
Income tax expense	16,698	13,674	29,720	24,796

Total net earnings	$35,725	$29,902	$64,694	$54,749

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2014	2013	2014	2013

Casualty
Commercial and personal umbrella	$25,024	$20,606	$49,780	$39,556
General liability	20,523	20,020	40,455	40,797
Commercial transportation	15,005	12,197	29,516	22,131
Professional services	13,839	10,062	26,700	19,071
P&C package business	8,495	7,607	16,778	15,028
Executive products	4,721	4,651	9,405	9,367
Medical professional liability	3,724	1,712	7,424	2,462
Other casualty	3,029	1,517	5,279	2,929
Total	$94,360	$78,372	$185,337	$151,341

Property
Commercial property	$20,054	$19,259	$40,487	$38,875
Marine	12,962	15,042	25,163	29,656
Crop reinsurance	5,683	6,388	6,869	7,655
Property reinsurance	3,387	4,383	6,748	9,655
Other property	6,705	4,547	12,842	8,759
Total	$48,791	$49,619	$92,109	$94,600

Surety
Miscellaneous	$9,598	$9,488	$19,080	$18,969
Contract	6,256	6,653	13,017	13,112
Commercial	6,313	5,717	12,447	11,428
Oil and Gas	3,286	4,704	7,746	9,254
Total	$25,453	$26,562	$52,290	$52,763

Grand Total	$168,604	$154,553	$329,736	$298,704

6. ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company operating in 49 states through a network of wholesale brokers and specializing in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.2 million in the second quarter of 2014 and $0.3 million in the first six months of 2014.

Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014. We assumed gross premiums of $2.5 million related to this quota share agreement in the second quarter of 2014 and $5.0 million in the first six months of 2014.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products and commercial umbrella coverages, as well as package business and other specialty coverages, such as professional liability and workers compensation for office-based professionals. We offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical professional liability coverage in the excess and surplus market. We also assume select casualty business written by Prime under a reinsurance treaty. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by hurricanes to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

Rates increased moderately on most coverages through 2013, a year in which abnormally low catastrophe activity led to improved financial results across the industry. This led to softer reinsurance pricing in the first half of 2014, which will likely impact primary rates for the remainder of the year. As a result, the insurance marketplace remains intensely competitive. Despite these competitive pressures, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2013 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Consolidated revenues, as displayed in the table that follows, totaled $374.2 million for the first six months of 2014 compared to $331.9 million for the same period in 2013.

	For the Six-Month Periods
	Ended June 30,
	2014	2013
Consolidated revenues (in thousands)
Net premiums earned	$329,736	$298,704
Net investment income	27,564	25,733
Net realized investment gains	16,932	7,426
Total consolidated revenue	$374,232	$331,863

Consolidated revenue for the first six months of 2014 increased $42.4 million, or 13 percent, from the same period in 2013. Net premiums earned for the Group increased 10 percent, led by growth in our casualty segment which was up 22 percent. Net premiums earned from our surety and property segments declined slightly from the prior year. Net investment income increased 7 percent to $27.6 million due to a larger invested asset base and reinvestment rates that remain near the average yield of the portfolio. We realized net investment gains of $16.9 million in the first six months of 2014, compared to $7.4 million during the same period of 2013.

Net after-tax earnings for the first six months of 2014 totaled $64.7 million, $1.48 per diluted share, compared to $54.7 million, $1.27 per diluted share, for the same period in 2013. In 2014, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $42.3 million. Partially offsetting this favorable development was $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. From a comparative standpoint, results for 2013 included favorable development on prior years’ loss and catastrophe reserves which resulted in additional pretax earnings of $40.0 million. In addition, losses from spring storms impacted results for both periods, with losses totaling $8.0 million in the first half of 2014 compared to $10.0 million for the same period last year. Bonus and profit sharing-related expenses associated with these specific items totaled $4.5 million in 2014, compared to $3.6 million in 2013. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first six months of 2014, equity in earnings of unconsolidated investees totaled $9.3 million. This amount includes $9.0 million from Maui Jim and $0.3 million from Prime Holdings Insurance Services, Inc. (Prime). Refer to Note 6, Acquisitions, for more information regarding our February 2014 investment in Prime. Comparatively, the first six months of 2013 reflected $8.1 million of Maui Jim earnings.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses, net of tax), was $102.4 million, $2.34 per diluted share, for the first half of 2014, compared to $38.8 million, $0.90 per diluted share, for the same period last year. Unrealized gains, net of tax, for the first six months of 2014 were $37.7 million, compared to unrealized losses, net of tax, of $15.9 million for the same period in 2013. Unrealized gains in the current year were largely from the fixed income portfolio, as interest rates declined during the first half of 2014.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $461.6 million for the first six months of 2014. Our casualty and surety segments each showed growth, up 8 percent and 2 percent, respectively, which offset a 4 percent decline from the property segment. Expansion efforts and new product initiatives have contributed to the overall growth in premiums, as production has increased despite heightened competition in the marketplace. From a pricing standpoint, trends seen during the current year have varied across our product portfolio. The positive pricing momentum seen within our casualty segment during the prior year has largely slowed, while rates on most surety products and property coverages have remained flat or declined. Net premiums written advanced 5 percent in the first six months of 2014, and outpaced growth in gross premiums written due largely to cost savings realized on our 2014 reinsurance renewals. During the first half of 2014, we renewed all material reinsurance treaties which resulted in over $16.0 million of annual savings. Reinsurance structures are largely unchanged with the exception of surety, where we purchased additional limit, and professional liability for office-based professionals, where we increased our retention. On a net premiums earned basis, premiums increased $31.0 million, or 10 percent, due to overall growth experienced in recent periods and increased retentions in 2013 on certain casualty products. The casualty segment has contributed significantly to this growth, with net premiums written up 11 percent, and net premiums earned up 23 percent from the first half of last year. Underwriting income for the Group totaled $49.1 million for the first six months of 2014, compared to $45.4 million in 2013. Both periods benefited from similar amounts of favorable development on prior years’ loss and catastrophe reserves. Spring storm losses also impacted results for each period, though to a lesser extent in 2014. Compared to 2013, results for 2014 included $2.0 million less in spring storm losses. The GAAP combined ratio totaled 85.1 in 2014, compared to 84.8 in 2013. The Group’s loss ratio increased to 43.8, from 42.5, while the Group’s expense ratio improved one point to 41.3.

	For the Six-Month Periods
	Ended June 30,
	2014	2013
Gross premiums written (in thousands)
Casualty	$244,238	$226,937
Property	159,888	166,474
Surety	57,442	56,421
Total	$461,568	$449,832

Underwriting income (in thousands)
Casualty	$22,545	$18,718
Property	11,971	13,146
Surety	14,585	13,493
Total	$49,101	$45,357

Combined ratio
Casualty	87.8	87.7
Property	87.0	86.1
Surety	72.1	74.4
Total	85.1	84.8

Casualty

Gross premiums written for the casualty segment totaled $244.2 million for the first six months of 2014, an increase of $17.3 million, or 8 percent, from the same period last year. A majority of the products within this segment, including both mature products and newer product initiatives, have contributed to this growth, aided by modest rate increases on select lines. On an overall basis, however, pricing momentum for the segment has slowed. Our professional services product, which includes offerings to architects and engineers, posted gross premiums written of $35.5 million, up $7.0 million, or 25 percent, from the first six months of 2013. Our P&C package business delivered solid results, with gross premiums written growth of 7 percent, while other notable contributions included transportation, up $1.7 million (4 percent) and security guards coverage, up $0.8 million (51 percent). Our new assumed casualty reinsurance business posted premiums of $5.0 million in the first half of 2014. This business relates to the reinsurance agreement which accompanied our minority investment in Prime. On an annual basis, we expect to assume premiums of $8 million to $10 million from this reinsurance treaty. Premiums from two of our largest products within this segment, general liability and umbrella, were relatively flat.

The casualty segment recorded underwriting income of $22.5 million for the first six months of 2014, compared to $18.7 million for the same period last year. Results for both periods included favorable development on prior years’ loss and catastrophe reserves. Products with favorable development in 2014 included general liability, umbrella, P&C package, transportation, professional services and executive products. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2013). Due to positive emergence, during the first six months of 2014 we released reserves which improved the segment’s underwriting results by $29.3 million. Results for the first half of 2014 were also impacted by spring storms losses, which reduced underwriting income for the segment by $1.9 million. These losses relate to our P&C package business, which has both property and liability exposures, but is predominantly liability. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves, primarily for general liability, executive products, P&C package and umbrella, which improved the segment’s underwriting results by $28.7 million. Losses from spring storms were minimal, impacting results by $0.1 million.

Overall, the combined ratio for the casualty segment was 87.8 for 2014 compared to 87.7 in 2013. The segment’s loss ratio was 52.6 in 2014 compared to 50.8 in 2013. The increase was driven by the higher amount of spring storm losses recorded in 2014. The expense ratio for the casualty segment was 35.2 for the first six months of 2014, compared to 36.9 in the prior year, due to improved leveraging of our expense base. Increased retentions elected during the prior year, and cost savings realized during the 2014 reinsurance renewal also contributed to the expense ratio decline.

Property

Gross premiums written for the Group’s property segment totaled $159.9 million for the first six months of 2014, a decrease of $6.6 million, or 4 percent, from the same period last year. Premium production for the segment has declined as a result of action taken to re-underwrite certain underperforming business and continued competitive pressures on rates for E&S property coverages. Our catastrophe-exposed assumed reinsurance programs decreased $3.3 million, or 30 percent, from the same period last year, as we continued to exit certain underperforming programs within this book. Marine business declined $5.5 million, or 17 percent, due to ongoing re-underwriting efforts, while crop reinsurance premiums were down 4 percent to $47.1 million. Partially offsetting these decreases, our recreational vehicles program posted premiums of $9.4 million, more than double the production from the prior year. Premiums from our fire and Hawaii homeowners coverages also improved, up 3 percent and 4 percent, respectively.

Underwriting income for the segment was $12.0 million for the first six months of 2014, compared to $13.1 million for the same period in 2013. Results for 2014 were impacted by favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which improved the segment’s underwriting results by $0.7 million. This favorable development was more than offset by losses recorded on 2014 spring storms, which reduced the segment’s underwriting results by $4.9 million. In addition, $2.0 million of adverse current accident year experience, which related to inland marine and assumed reinsurance business, impacted results. From a comparative standpoint, underwriting results for 2013 included a $2.3 million benefit from favorable development on prior years’ loss and catastrophe reserves, and $8.7 million in losses on 2013 spring storms.

Segment results for 2014 translated into a combined ratio of 87.0 compared to 86.1 for the same period last year. The segment’s loss ratio was 47.4 in 2014 compared to 46.6 in 2013. From an expense standpoint, the segment’s expense ratio was 39.6 for 2014 compared to 39.5 in 2013.

Surety

The surety segment recorded gross premiums written of $57.4 million for the first six months of 2014, an increase of $1.0 million, or 2 percent, from the same period last year. Premium growth was achieved despite flat pricing across many surety products, which has resulted from ongoing intense competition in this market. Commercial surety posted $14.1 million of gross premiums written, up 17 percent, while miscellaneous and contract surety also improved slightly. These increases more than offset a decline from our oil and gas product, which decreased $1.8 million, or 17 percent.

The surety segment recorded underwriting income of $14.6 million, compared to $13.5 million for the same period last year. Results for 2014 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $7.0 million. This favorable development was partially offset by reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves which reduced underwriting income by $1.1 million. From a comparative standpoint, 2013 results included favorable loss development which improved the segment’s underwriting results by $4.8 million.

The combined ratio for the surety segment was 72.1 in the first six months of 2014, versus 74.4 for the same period in 2013. The segment’s loss ratio was 6.1 for 2014, compared to 11.7 for 2013, due largely to the increased benefit in 2014 related to favorable development. The expense ratio was 66.0 for 2014, compared to 62.7 in 2013. The increase was a result of the impact of the above-mentioned reinstatement premium, and shifts in mix toward products with higher acquisition expense rates.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first six months of 2014, net investment income increased 7.1 percent from that reported for the same period in 2013. The increase in investment income was due to a larger invested asset base and reinvestment rates that remain near the average yield of the portfolio. On an after-tax basis, investment income increased by 8.0 percent.

	6/30/2014		12/31/2013
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,535,272	76.1%	$1,440,703	74.9%
Equity securities	436,462	21.6%	418,654	21.8%
Cash and short-term investments	45,723	2.3%	62,701	3.3%
Total	$2,017,457	100.0%	$1,922,058	100.0%

Our current equity allocation represents 22 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average yields on our fixed income investments (excluding short-term investments) for the first six months of 2014 and 2013 were as follows:

	2014	2013
Pretax Yield
Taxable	3.67%	3.50%
Tax-Exempt	2.76%	2.68%
After-Tax Yield
Taxable	2.39%	2.28%
Tax-Exempt	2.61%	2.54%

The fixed income portfolio increased by $94.6 million in the first six months of 2014. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 4.7 percent. Average fixed income duration was 4.8 years at June 30, 2014, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $17.8 million during the first six months of 2014, to $436.5 million, and had a total return of 9.3 percent through June 30, 2014.

We recognized $16.9 million in realized gains in the first half of 2014, compared to realized gains of $7.4 million in the same period of 2013. Realized gains during the quarter were primarily derived from equity sales as we rebalanced into fixed income assets, including a new allocation to high yield credit. We did not record any realized losses associated with OTTI of securities during the first half of 2014.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2014, including fair value, cost basis, and unrealized gains and losses.

	6/30/2014
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer discretionary	$15,238	$28,436	$13,198	$—	$13,198	86.6%
Consumer staples	14,456	36,687	22,293	(62)	22,231	153.8%
Energy	12,521	36,126	23,605	—	23,605	188.5%
Financials	24,376	46,475	22,099	—	22,099	90.7%
Healthcare	7,606	26,390	18,784	—	18,784	247.0%
Industrials	20,077	40,902	20,825	—	20,825	103.7%
Information technology	21,468	36,888	15,420	—	15,420	71.8%
Materials	2,326	6,924	4,598	—	4,598	197.7%
Telecommunications	8,541	16,910	8,369	—	8,369	98.0%
Utilities	38,416	69,171	30,755	—	30,755	80.1%
ETF	53,772	91,553	37,785	(4)	37,781	70.3%
	$218,797	$436,462	$217,731	$(66)	$217,665	99.5%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate was 31 percent for the first six months of 2014 and 2013. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the first six months of 2014 and 2013 as a result of the following:

	2014		2013
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$33,045	35%	$27,841	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(2,082)	-2%	(1,726)	-2%
Dividends received deduction	(1,131)	-1%	(1,162)	-2%
ESOP dividends paid deduction	(421)	-1%	(393)	0%
Other items, net	309	0%	236	0%

Total tax expense	$29,720	31%	$24,796	31%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Consolidated revenues, as displayed in the table that follows, totaled $193.0 million for the second quarter of 2014 compared to $171.1 million for the same period in 2013.

	For the Three-Month Periods
	Ended June 30,
	2014	2013
Consolidated revenues (in thousands)
Net premiums earned	$168,604	$154,553
Net investment income	13,982	12,847
Net realized investment gains	10,431	3,742
Total consolidated revenue	$193,017	$171,142

Consolidated revenue for the second quarter of 2014 increased $21.9 million, or 13 percent, from the same period in 2013. Net premiums earned for the Group increased 9 percent for the quarter, led by growth in our casualty segment, which was up 20 percent. Our property and surety segments, however, showed slight declines, down 2 percent and 4 percent, respectively. Net investment income increased 9 percent to $14.0 million due to a larger invested asset base and steady reinvestment rates. Net realized investment gains, totaled $10.4 million in the second quarter of 2014, compared to net realized investment gains of $3.7 million in 2013.

Net after-tax earnings for the second quarter of 2014 totaled $35.7 million, $0.82 per diluted share, compared to $29.9 million, $0.69 per diluted share, for the same period in 2013. In the second quarter of 2014, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $27.5 million. Partially offsetting this favorable development was $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. Results were also impacted by $8.0 million in losses from spring storms. Comparatively, in the second quarter of 2013, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $28.0 million, partially offset by $10.0 million in spring storm losses. Bonus and profit sharing-related expenses related to these specific items totaled $2.7 million in 2014, compared to $2.2 million in 2013.

During the second quarter of 2014, equity in earnings of unconsolidated investees totaled $5.9 million. This amount includes $5.7 million from Maui Jim and $0.2 million from Prime. Comparatively, the second quarter of 2013 reflected $4.6 million of Maui Jim earnings. Prior year figures reflect only Maui Jim results, as our equity investment in Prime occurred in the first quarter of 2014.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $55.7 million, $1.27 per diluted share, for the second quarter of 2014, compared to a loss of $3.6 million, $0.08 per diluted share, for the second quarter of 2013. Unrealized gains, net of tax, for the second quarter of 2014 were $19.9 million, compared to unrealized losses, net of tax, of $33.5 million for the same period in 2013. Unrealized gains in the quarter were largely from the fixed income portfolio, due to a decrease in interest rates during the second quarter of 2014. The unrealized losses in the prior year were due to interest rate increases which occurred in the second quarter of 2013.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $264.2 million for the second quarter of 2014 from $256.0 million in the second quarter of 2013. Growth from our casualty segment, up 7 percent, drove this result, while gross premiums written from our property and surety segments were flat. Expansion efforts and newer product initiatives, primarily within our casualty segment, have each contributed to increased premium production. Net premiums written advanced 4 percent in the quarter, and slightly outpaced growth in gross premiums written due largely to cost savings realized during our 2014 reinsurance renewals. The casualty segment posted net premiums written growth of 10 percent from the prior year quarter. On a net premiums earned basis, premiums increased $14.1 million, or 9 percent, overall, led by a 20 percent increase from our casualty segment. The increase resulted from the overall growth experienced in recent periods and increased retentions in 2013 on certain casualty products. Underwriting income for the Group increased $1.0 million to $26.6 million for the second quarter of 2014. Results for both periods reflect similar amounts of favorable development in prior years’ loss and catastrophe reserves, and were also impacted by spring storm losses. Spring storm losses in the current year, however, were $2.0 million less than in 2013. Underwriting results for the second quarter of 2014 were further impacted by reinstatement premiums related to prior years’ surety reserves, which reduced underwriting earnings by $1.1 million. The GAAP combined ratio totaled 84.2 in 2014 and 83.4 in 2013.

	For the Three-Month Periods
	Ended June 30,
	2014	2013
Gross premiums written (in thousands)
Casualty	$132,283	$123,486
Property	101,735	102,454
Surety	30,152	30,100
Total	$264,170	$256,040

Underwriting income (in thousands)
Casualty	$16,467	$14,614
Property	2,293	2,222
Surety	7,809	8,723
Total	$26,569	$25,559

Combined ratio
Casualty	82.5	81.3
Property	95.3	95.6
Surety	69.3	67.2
Total	84.2	83.4

Casualty

Gross premiums written for the casualty segment increased 7 percent, to $132.3 million for the second quarter of 2014, as a number of products within the segment have advanced top-line production. While pricing momentum has slowed relative to the improvements seen in the previous year, the rate environment for our casualty products has been more favorable than that of our property and surety coverages. Premium growth was most notable from our professional services group, up $3.5 million (23 percent), and our P&C package business, which advanced $1.1 million (11 percent) to $11.0 million. Medical professional liability and transportation also delivered solid results, with gross premiums written up $0.8 million (26 percent) and $1.1 million (4 percent), respectively. Our new assumed casualty reinsurance business, which relates to our February 2014 minority investment in Prime, posted $2.4 million of premium in the quarter. Growth from these products offset a $1.2 million, or 4 percent, decline from umbrella coverages.

The casualty segment recorded underwriting income of $16.5 million in the second quarter of 2014, compared to $14.6 million for the same period last year. Both periods included favorable development on prior years’ loss and catastrophe reserves, but the impact in 2014 was moderately greater than in 2013. Products with favorable development in 2014 included general liability, umbrella, P&C package, transportation, and professional services. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2009-2013). Due to positive emergence, during the second quarter of 2014, we released reserves which improved the segment’s underwriting results by $20.3 million. Results for 2014 were also impacted by spring storm losses, primarily related to our P&C package business, which reduced underwriting income for the segment by $1.9 million. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves, primarily for general liability, executive products, P&C package and umbrella, which improved the segment’s underwriting results by $18.7 million. Losses from spring storms were minimal, impacting results by $0.1 million.

Overall, the combined ratio for the casualty segment was 82.5 for 2014 compared to 81.3 in 2013. The segment’s loss ratio was 47.5 in 2014 compared to 45.3 in 2013. The loss ratio increase is due largely to increased spring storm losses in 2014. The expense ratio for the casualty segment was 35.0 for the second quarter of 2014 compared to 36.0 for the same period in 2013.

Property

Gross premiums written for the Group’s property segment totaled $101.7 million for the second quarter of 2014, a 1 percent decrease from the same period last year. Premium production from these coverages continues to be impacted by competitive pressures on pricing, and by actions we have taken with respect to certain underperforming products within this book. Gross premiums written from marine business and our difference-in-conditions (DIC) product declined, down 14 percent and 8 percent, respectively, from the prior year. The decline in marine is largely due to re-underwriting efforts, while DIC premiums have decreased as a result of increased competition and lower rates resulting from largely benign catastrophe activity in recent periods. Crop reinsurance business was down slightly, as well, down 2 percent in the quarter. Partially offsetting these decreases, gross premiums written from our recreational vehicles program increased 74 percent to $5.3 million, and our fire product also contributed to growth.

Underwriting income for the segment was $2.3 million for the second quarter of 2014, compared to $2.2 million for the same period in 2013. Results for 2014 were impacted by adverse development on prior years’ loss and catastrophe reserves which decreased the segment’s underwriting results by $1.4 million. The bulk of this relates to 2012 spring storms, due largely to unfavorable development on one assumed treaty which was exited in 2013. In addition, losses from 2014 spring storms, primarily on marine, fire and assumed reinsurance business, reduced underwriting income by $4.9 million. From a comparative standpoint, underwriting results for 2013 were improved by $2.0 million due to favorable development on prior years’ loss and catastrophe reserves. Offsetting this was an $8.7 million reduction to underwriting income related to losses recorded on 2013 spring storms.

Segment results for the second quarter of 2014 translate into a combined ratio of 95.3 compared to 95.6 for the same period last year. The segment’s loss ratio decreased to 57.9 in 2014 from 58.3 in 2013. From an expense standpoint, the segment’s expense ratio for the second quarter was 37.4 for 2014, compared to 37.3 in 2013.

Surety

The surety segment recorded gross premiums written of $30.2 million for the second quarter of 2014, flat from the same period last year. Premium growth from our commercial and miscellaneous surety lines, up $1.2 million and $0.3 million, respectively, offset a 23 percent decline from our oil and gas surety product.

The surety segment recorded underwriting income of $7.8 million, compared to $8.7 million for the same period last year. Results for 2014 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $4.9 million. Also impacting 2014 results were reinsurance reinstatement premiums related to unfavorable development in prior years’ surety reserves which reduced underwriting income by $1.1 million. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $4.3 million.

The combined ratio for the surety segment totaled 69.3 for the second quarter of 2014, versus 67.2 for the same period in 2013. The segment’s loss ratio was 0.8 for 2014, compared to 4.4 for 2013. The loss ratio decrease was due to the combined effect of increased favorable development on prior years’ reserves and moderate improvement in the current accident year loss ratio. The expense ratio for the second quarter was 68.5 for 2014, compared to 62.8 in 2013. The increase in the expense ratio was driven by the aforementioned reinstatement premium, and a shift in mix toward products which carry a higher acquisition expense rate.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $14.0 million during the second quarter of 2014, an increase of 8.8 percent from that reported for the same period in 2013. The increase in investment income was due to a larger invested asset base and steady reinvestment rates. On an after-tax basis, investment income increased by 8.9 percent.

Yields on our fixed income investments for the second quarter of 2014 and 2013 were as follows:

	2Q 2014	2Q 2013
Pretax Yield
Taxable	3.67%	3.49%
Tax-Exempt	2.79%	2.60%
After-Tax Yield
Taxable	2.39%	2.27%
Tax-Exempt	2.64%	2.46%

We recognized $10.4 million in realized gains in the second quarter of 2014, compared to realized gains of $3.7 million in the second quarter of 2013. Investment gains during the quarter were taken primarily in the equity portfolio as we rebalance into fixed income assets, including a new allocation to high yield credit. We did not record any realized losses associated with OTTI of securities during the second quarter of 2014.

INCOME TAXES

Our effective tax rate for the second quarter of 2014 and 2013 was 31 percent. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the second quarter of 2014 and 2013 as a result of the following:

	2014		2013
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$18,348	35%	$15,252	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,048)	-2%	(910)	-2%
Dividends received deduction	(533)	-1%	(580)	-1%
ESOP dividends paid deduction	(220)	-1%	(204)	-1%
Other items, net	151	0%	116	0%

Total tax expense	$16,698	31%	$13,674	31%

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2014 and 2013:

	2014	2013
	(in thousands)
Operating cash flows	$38,528	$26,781
Investing cash flows	$(38,827)	$(47,791)
Financing cash flows	$(11,936)	$(10,547)
Total	$(12,235)	$(31,557)

Operating activities generated positive cash flows of $38.5 million in the first six months of 2014, compared to $26.8 million in the same period last year. The increase in operating cash flows is due largely to reduced levels of paid losses relative to the prior year. The majority of cash outflows from investing activities related to purchases of fixed income securities with a focus on an allocation to high yield credit.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2014 was $155.0 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2014, we had cash, short-term investments and other investments maturing within one year of approximately $58.0 million and an additional $235.6 million maturing between one to five years. As of June 30, 2014, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase, which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the quarter ended June 30, 2014 no amounts were outstanding on this facility.

We believe that cash generated by operations, by investments and by cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to the line of credit, our highly liquid investment portfolio and reverse repurchase debt capacity provide additional sources of liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2014, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at June 30, 2014, have increased $95.4 million from December 31, 2013.

As of June 30, 2014, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset Class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$3,883	$3,981	$98	0.2%	AA
Corporate	550,687	578,809	28,122	28.7%	A
Mortgage-backed	261,974	268,726	6,752	13.3%	AA
ABS/CMBS**	113,142	114,714	1,572	5.7%	AAA
Non-U.S. govt. & agency	13,853	14,917	1,064	0.7%	A
U.S. government	31,571	31,729	158	1.6%	AA
Municipal	511,166	522,416	11,250	25.9%	AA
Total Fixed Income	$1,486,276	$1,535,292	$49,016	76.1%	AA

Equity	$218,797	$436,462	$217,665	21.6%

Cash and short-term investments	$45,723	$45,723	$—	2.3%

Total Portfolio	$1,750,796	$2,017,477	$266,681	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2014, our fixed income portfolio had the following rating distribution:

AAA	16.2%
AA	44.9%
A	25.3%
BBB	8.4%
BB	3.2%
B	1.8%
CCC	0.1%
NR	0.1%
Total	100.0%

As of June 30, 2014, the duration of the fixed income portfolio was 4.8 years. Our fixed income portfolio remained well diversified, with 884 individual issues as of June 30, 2014.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2014, we had $31.2 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2014 we had $83.5 million in commercial mortgage backed securities (CMBS) and $268.7 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.7 percent of our investment portfolio at quarter end.

We had $578.8 million in corporate fixed income securities as of June 30, 2014. During the second quarter of 2014, we initiated an investment allocation to high yield credit. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. As of June 30, 2014, we had $42.1 million invested in the strategy.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2014, we had $522.4 million in municipal securities. As of June 30, 2014, approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

At June 30, 2014, our equity portfolio had a fair value of $436.5 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2014, our equity portfolio had a dividend yield of 2.8 percent compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 83 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2014, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $919.4 million of shareholders’ equity. Debt outstanding comprised 14.0 percent of total capital as of June 30, 2014. Interest and fees on debt obligations totaled $3.7 million during the first six months of 2014 compared to $3.0 million for the same period in 2013. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the first six months of 2014 compared to 6.02 percent for the same period in the prior year.

We paid a quarterly cash dividend of $0.18 per share on June 20, 2014, a $0.01 increase over the prior quarter. We have paid dividends for 152 consecutive quarters and increased dividends in each of the last 39 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2014, our holding company had $919.4 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $40.8 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first six months of 2014, RLI Ins. paid a $25 million ordinary dividend to RLI Corp. In 2013, our principal insurance subsidiary paid ordinary dividends totaling $40.0 million to RLI Corp. No extraordinary dividends were paid during 2013. As of June 30, 2014, $136.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with 86 percent rated “A” or better by at least two nationally recognized rating organizations.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the second quarter of 2014, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: July 28, 2014