Form 10-Q
period 2014-09-30
RLI CORP
filed 2014-10-27
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 13, 2014, the number of shares outstanding of the registrant’s Common Stock was 43,027,044.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2014	2013

Net premiums earned	$177,747	$163,702
Net investment income	14,200	13,598
Net realized investment gains	5,708	10,999
Consolidated revenue	$197,655	$188,299
Losses and settlement expenses	76,019	64,246
Policy acquisition costs	58,180	54,176
Insurance operating expenses	13,120	13,462
Interest expense on debt	1,857	1,513
General corporate expenses	2,800	2,157
Total expenses	$151,976	$135,554
Equity in earnings of unconsolidated investees	2,915	2,564
Earnings before income taxes	$48,594	$55,309
Income tax expense	15,340	17,662
Net earnings	$33,254	$37,647

Other comprehensive earnings (loss), net of tax	(12,353)	(1,946)
Comprehensive earnings	$20,901	$35,701

Earnings per share:
Basic:

Basic net earnings per share	$0.77	$0.88
Basic comprehensive earnings per share	$0.49	$0.83

Diluted:

Diluted net earnings per share	$0.76	$0.86
Diluted comprehensive earnings per share	$0.48	$0.82

Weighted average number of common shares outstanding
Basic	43,026	42,843
Diluted	43,712	43,546

Cash dividends paid per common share	$0.18	$0.17

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2014	2013

Net premiums earned	$507,483	$462,406
Net investment income	41,764	39,331
Net realized investment gains	22,640	18,425
Consolidated revenue	$571,887	$520,162
Losses and settlement expenses	220,380	191,301
Policy acquisition costs	168,387	156,014
Insurance operating expenses	39,187	37,916
Interest expense on debt	5,582	4,538
General corporate expenses	7,547	6,235
Total expenses	$441,083	$396,004
Equity in earnings of unconsolidated investees	12,204	10,696
Earnings before income taxes	$143,008	$134,854
Income tax expense	45,060	42,458
Net earnings	$97,948	$92,396

Other comprehensive earnings (loss), net of tax	25,318	(17,874)
Comprehensive earnings	$123,266	$74,522

Earnings per share:
Basic:

Basic net earnings per share	$2.28	$2.17
Basic comprehensive earnings per share	$2.87	$1.75

Diluted:

Diluted net earnings per share	$2.24	$2.13
Diluted comprehensive earnings per share	$2.82	$1.72

Weighted average number of common shares outstanding
Basic	43,004	42,673
Diluted	43,692	43,330

Cash dividends paid per common share	$0.53	$0.50

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2014	2013

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,545,530	$1,440,052
Held-to-maturity, at amortized cost	650	651
Equity securities, at fair value	419,022	418,654
Short-term investments, at cost	10,063	23,232
Other invested assets	11,688	-
Cash	77,037	39,469
Total investments and cash	$2,063,990	$1,922,058
Accrued investment income	13,595	15,710
Premiums and reinsurance balances receivable	175,293	152,509
Ceded unearned premium	62,646	60,407
Reinsurance balances recoverable on unpaid losses	353,228	354,924
Deferred policy acquisition costs	68,372	61,508
Property and equipment	42,400	40,261
Investment in unconsolidated investees	67,250	49,793
Goodwill and intangibles	74,172	74,876
Other assets	12,537	8,264
TOTAL ASSETS	$2,933,483	$2,740,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and settlement expenses	$1,152,413	$1,129,433
Unearned premiums	429,867	392,081
Reinsurance balances payable	37,683	47,334
Funds held	53,834	61,656
Income taxes-deferred	77,086	57,801
Bonds payable, long-term debt	149,615	149,582
Accrued expenses	52,392	59,596
Other liabilities	47,080	13,861
TOTAL LIABILITIES	$1,999,970	$1,911,344

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(65,957,258 shares issued, 43,027,044 shares outstanding at 9/30/14)
(65,912,638 shares issued, 42,982,424 shares outstanding at 12/31/13)	$65,957	$65,913
Paid-in capital	212,733	208,705
Accumulated other comprehensive earnings	161,345	136,027
Retained earnings	886,477	811,320
Deferred compensation	11,687	11,562
Less: Treasury shares at cost
(22,930,214 shares at 9/30/14 and 12/31/13)	(404,686)	(404,561)
TOTAL SHAREHOLDERS’ EQUITY	$933,513	$828,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,933,483	$2,740,310

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$85,894	$81,736
Cash Flows from Investing Activities
Investments purchased	$(422,287)	$(358,510)
Investments sold	285,886	221,133
Investments called or matured	77,611	114,929
Net change in short-term investments	40,027	10,869
Net property and equipment purchased	(5,543)	(10,766)
Investment in equity method investee	(5,301)	-
Net cash used in investing activities	$(29,607)	$(22,345)

Cash Flows from Financing Activities
Cash dividends paid	$(22,791)	$(21,354)
Stock plan share issuance	3,672	159
Excess tax benefit from exercise of stock options	400	4,888
Net cash used in financing activities	$(18,719)	$(16,307)

Net increase in cash	$37,568	$43,084
Cash at the beginning of the period	$39,469	$44,314
Cash at September 30	$77,037	$87,398

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2014 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.  ADOPTED ACCOUNTING STANDARDS

ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects

This ASU permits an entity to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The proportional amortization method requires an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.

We elected to early adopt this ASU during the third quarter of 2014 in conjunction with our investment in Federal Low Income Housing Tax Credits.  A discussion of our investment and the required disclosures of this accounting standards update are included in Note 2 to these unaudited condensed consolidated interim financial statements.

C.  PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would impact our financial statements as of September 30, 2014.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $74.2 million at September 30, 2014.

Goodwill resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Goodwill and intangible assets resulting from the Contractors Bonding and Insurance Company (CBIC) acquisition in April 2011 totaled $32.0 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $8.8 million. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2014. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2014, there were no triggering events that occurred that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $2.8 million, net of amortization, as of September 30, 2014.

The remaining $16.0 million of goodwill and intangibles relates to our purchase of Rockbridge Underwriting Agency (Rockbridge) in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.6 million relates to definite-lived intangible assets, net of amortization, as of September 30, 2014. Impairment testing was performed on this goodwill asset during the third quarter of 2014 as actual premium production has fallen below levels anticipated at acquisition. We used a quantitative analysis to determine the impact of the difference and concluded that the asset was not impaired.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.2 million for the third quarter of 2014, and $0.7 million for the nine months ended September 30, 2014.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2014			Ended September 30, 2013
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$33,254	43,026	$0.77	$37,647	42,843	$0.88
Effect of Dilutive Securities
Stock options	-	686		-	703

Diluted EPS
Income available to common shareholders	$33,254	43,712	$0.76	$37,647	43,546	$0.86

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2014			Ended September 30, 2013
(in thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$97,948	43,004	$2.28	$92,396	42,673	$2.17
Effect of Dilutive Securities
Stock options	-	688		-	657

Diluted EPS
Income available to common shareholders	$97,948	43,692	$2.24	$92,396	43,330	$2.13

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

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013

Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$173,698	$127,242	$136,027	$143,170
Other comprehensive earnings before reclassifications	(8,642)	5,203	40,032	(5,354)
Amounts reclassified from accumulated other comprehensive earnings	(3,711)	(7,149)	(14,714)	(12,520)
Net current-period other comprehensive earnings	$(12,353)	$(1,946)	$25,318	$(17,874)
Ending balance	$161,345	$125,296	$161,345	$125,296

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
	Comprehensive Earnings
(in thousands)	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2014	2013	2014	2013	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$5,709	$10,998	$22,637	$19,261	Net realized investment gains
	-	-	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$5,709	$10,998	$22,637	$19,261	Earnings before income taxes
	(1,998)	(3,849)	(7,923)	(6,741)	Income tax expense
	$3,711	$7,149	$14,714	$12,520	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2014 and December 31, 2013 were as follows:

Available-for-sale
(in thousands)
	9/30/2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$6,383	$147	$(14)	$6,516
Corporate	563,120	23,639	(2,603)	584,156
Mtge/ABS/CMBS*	392,687	9,627	(3,294)	399,020
Non-U.S. govt. & agency	9,861	696	-	10,557
U.S. government	32,082	120	(39)	32,163
Municipal	498,371	15,392	(645)	513,118
Total Fixed Income	$1,502,504	$49,621	$(6,595)	$1,545,530

Equity	$214,239	$205,253	$(470)	$419,022

Available-for-sale
(in thousands)
	12/31/2013
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. agency	$10,513	$22	$(237)	$10,298
Corporate	511,748	22,302	(8,012)	526,038
Mtge/ABS/CMBS*	350,187	8,188	(7,650)	350,725
Non-U.S. govt. & agency	13,306	437	(65)	13,678
U.S. government	17,086	217	-	17,303
Municipal	528,209	6,495	(12,694)	522,010
Total Fixed Income	$1,431,049	$37,661	$(28,658)	$1,440,052

Equity	$218,848	$200,081	$(275)	$418,654

*Mortgage-backed, asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2014:

	9/30/2014
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$17,680	$17,855
Due after one year through five years	242,863	253,882
Due after five years through 10 years	594,841	612,167
Due after 10 years	254,433	262,606
Mtge/ABS/CMBS*	392,687	399,020
Total available-for-sale	$1,502,504	$1,545,530

*Mortgage-backed, asset-backed and commercial mortgage-backed

Held-to-Maturity Debt Securities

The carrying value and fair value of held-to-maturity securities was $0.7 million at September 30, 2014 and December 31, 2013. Held-to-maturity securities are carried on the unaudited condensed consolidated balance sheets at amortized cost and changes in the fair value of these securities, other than impairment charges, are not reported on the financial statements. Unrecognized gains on our held-to-maturity securities were less than $0.1 million at September 30, 2014 and December 31, 2013. As of September 30, 2014, the carrying value and fair value of all debt securities held-to-maturity had a contractual maturity date of less than one year.

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2014 unrealized losses, as shown in the following tables, were 0.3 percent of total invested assets. Unrealized losses decreased in 2014, as interest rates declined during the first three quarters of the year.

	September 30, 2014			December 31, 2013
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$18,556	$—	$18,556	$—	$—	$—
Cost or amortized cost	18,595	—	18,595	—	—	—
Unrealized Loss	$(39)	$—	$(39)	$—	$—	$—

U.S. Agency
Fair value	$1,871	$—	$1,871	$5,760	$—	$5,760
Cost or amortized cost	1,885	—	1,885	5,997	—	5,997
Unrealized Loss	$(14)	$—	$(14)	$(237)	$—	$(237)

Non-U.S. government
Fair value	$—	$—	$—	$1,825	$—	$1,825
Cost or amortized cost	—	—	—	1,890	—	1,890
Unrealized Loss	$—	$—	$—	$(65)	$—	$(65)

Mortgage-backed
Fair value	$27,741	$70,754	$98,495	$118,283	$—	$118,283
Cost or amortized cost	27,848	73,223	101,071	124,034	—	124,034
Unrealized Loss	$(107)	$(2,469)	$(2,576)	$(5,751)	$—	$(5,751)

ABS/CMBS*
Fair value	$46,758	$19,100	$65,858	$54,115	$—	$54,115
Cost or amortized cost	47,038	19,538	66,576	56,014	—	56,014
Unrealized Loss	$(280)	$(438)	$(718)	$(1,899)	$—	$(1,899)

Corporate
Fair value	$157,718	$22,591	$180,309	$190,470	$2,245	$192,715
Cost or amortized cost	159,729	23,183	182,912	198,250	2,477	200,727
Unrealized Loss	$(2,011)	$(592)	$(2,603)	$(7,780)	$(232)	$(8,012)

Municipal
Fair value	$30,321	$49,615	$79,936	$309,407	$943	$310,350
Cost or amortized cost	30,378	50,203	80,581	322,095	949	323,044
Unrealized Loss	$(57)	$(588)	$(645)	$(12,688)	$(6)	$(12,694)

Subtotal, fixed income
Fair value	$282,965	$162,060	$445,025	$679,860	$3,188	$683,048
Cost or amortized cost	285,473	166,147	451,620	708,280	3,426	711,706
Unrealized Loss	$(2,508)	$(4,087)	$(6,595)	$(28,420)	$(238)	$(28,658)

Equity securities
Fair value	$11,635	$—	$11,635	$2,394	$—	$2,394
Cost or amortized cost	12,105	—	12,105	2,669	—	2,669
Unrealized Loss	$(470)	$—	$(470)	$(275)	$—	$(275)

Total
Fair value	$294,600	$162,060	$456,660	$682,254	$3,188	$685,442
Cost or amortized cost	297,578	166,147	463,725	710,949	3,426	714,375
Unrealized Loss	$(2,978)	$(4,087)	$(7,065)	$(28,695)	$(238)	$(28,933)

* Asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2014 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$354,379	$349,481	$(4,898)	74.3%
2	BBB	Baa	37,566	37,081	(485)	7.4%
3	BB	Ba	35,807	35,139	(668)	10.1%
4	B	B	22,598	22,120	(478)	7.2%
5	CCC or lower	Caa or lower	1,270	1,204	(66)	1.0%
6			—	—	—	—
		Total	$451,620	$445,025	$(6,595)	100.0%

Other Invested Assets

Other invested assets shown on the balance sheet as of September 30, 2014 include an investment in a low income housing tax credit partnership as well as membership in the Federal Home Loan Bank Chicago (FHLBC).  During the third quarter of 2014, we recorded an interest in a low income housing tax credit partnership totaling $10.0 million.  The interest had a balance of $9.9 million at September 30, 2014 and recognized a total tax benefit of $0.1 million during the quarter.  Our investment in FHLBC stock totaled $1.8 million at the end of the third quarter.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $77.0 million at the end of the third quarter of 2014, compared to $39.5 million at the end of 2013. Short-term investments are carried at cost, which approximates fair value. The balance at September 30, 2014 was $10.1 million compared to $23.2 million at December 31, 2013.

Evaluating Investments for OTTI

The fixed income portfolio contained 290 securities in an unrealized loss position as of September 30, 2014. The $6.6 million in associated unrealized losses for these 290 securities represents 0.4 percent of the fixed income portfolio’s cost basis. Of these 290 securities, 74 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of September 30, 2014, we held three common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.5 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$6,516	$—	$6,516
Corporate	—	584,156	—	584,156
Mortgage-backed	—	260,902	—	260,902
ABS/CMBS*	—	138,118	—	138,118
Non-U.S. govt. & agency	—	10,557	—	10,557
U.S. government	—	32,163	—	32,163
Municipal	—	513,118	—	513,118
Equity	419,022	—	—	419,022
Total available-for-sale securities	$419,022	$1,545,530	$—	$1,964,552
Total	$419,022	$1,545,530	$—	$1,964,552

*Asset-backed and commercial mortgage-backed

	As of December 31, 2013
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Total trading securities	$—	$—	$—	$—
Available-for-sale securities
U.S. agency	$—	$10,298	$—	$10,298
Corporate	—	526,038	—	526,038
Mortgage-backed	—	244,416	—	244,416
ABS/CMBS*	—	106,309	—	106,309
Non-U.S. govt. & agency	—	13,678	—	13,678
U.S. government	—	17,303	—	17,303
Municipal	—	522,010	—	522,010
Equity	418,654	—	—	418,654
Total available-for-sale securities	$418,654	$1,440,052	$—	$1,858,706
Total	$418,654	$1,440,052	$—	$1,858,706

*Asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the nine-month period ended September 30, 2014.

4.  STOCK BASED COMPENSATION

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for equity-based compensation, including stock options, up to a maximum of 3,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2005 and 2010, we granted 2,457,644 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends paid in 2013 and prior years.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2010, we have granted 2,777,000 stock options under the LTIP, including 464,500 thus far in 2014.

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

The following tables summarize option activity for the periods ended September 30, 2014 and 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	464,500	$42.90
Options exercised	(47,412)	$17.95		$1,250
Options canceled/forfeited	(740)	$16.51
Outstanding options at September 30, 2014	3,011,432	$28.77	5.25	$43,850
Exercisable options at September 30, 2014	1,351,312	$22.29	3.99	$28,382

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2013	2,945,204	$22.23
Options granted	582,200	$36.31
Options exercised	(761,362)	$17.18		$17,211
Options canceled/forfeited	(44,880)	$25.93
Outstanding options at September 30, 2013	2,721,162	$26.59	5.65	$46,590
Exercisable options at September 30, 2013	1,060,662	$21.09	4.35	$23,995

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2014, 464,500 stock options were granted with a weighted average exercise price of $42.90 and a weighted average fair value of $7.76. We recognized $0.9 million of expense in the third quarter of 2014, and $2.9 million in the first nine months of 2014, related to options vesting. Since options granted under our LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2014, and $1.0 million in the first nine months of 2014, related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.2 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the third quarter of 2013, and $2.8 million of expense in the first nine months of 2013. We recorded a tax benefit of $0.3 million in the third quarter of 2013, and $1.0 million in the first nine months of 2013, related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2014		2013

Weighted-average fair value of grants	$7.76		$6.58
Risk-free interest rates	1.70%		0.80%
Dividend yield	1.94%		2.00%
Expected volatility	23.19%		25.41%
Expected option life	5.17	years	5.23	years

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

SEGMENT DATA (in thousands)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	REVENUES		REVENUES
	2014	2013	2014	2013
Net premiums earned:
Casualty	$96,181	$83,966	$281,518	$235,307
Property	54,143	52,705	146,252	147,305
Surety	27,423	27,031	79,713	79,794

Segment totals before income taxes	$177,747	$163,702	$507,483	$462,406

Net investment income	14,200	13,598	41,764	39,331
Net realized gains	5,708	10,999	22,640	18,425

Total consolidated revenue	$197,655	$188,299	$571,887	$520,162

	NET EARNINGS		NET EARNINGS
	2014	2013	2014	2013
Casualty	$13,786	$20,799	$36,331	$39,517
Property	7,498	6,468	19,469	19,614
Surety	9,144	4,551	23,729	18,044

Net underwriting income	$30,428	$31,818	$79,529	$77,175

Net investment income	14,200	13,598	41,764	39,331
Net realized gains	5,708	10,999	22,640	18,425
General corporate expense and interest on debt	(4,657)	(3,670)	(13,129)	(10,773)
Equity in earnings of unconsolidated investees	2,915	2,564	12,204	10,696

Total earnings before income taxes	$48,594	$55,309	$143,008	$134,854
Income tax expense	15,340	17,662	45,060	42,458

Total net earnings	$33,254	$37,647	$97,948	$92,396

The following table further summarizes revenues (net premiums earned) by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013

Casualty
Commercial and personal umbrella	$25,256	$22,247	$75,036	$61,803
General liability	20,095	20,342	60,550	61,139
Commercial transportation	14,677	13,463	44,193	35,594
Professional services	15,227	11,021	41,927	30,092
P&C package business	8,969	7,643	25,747	22,671
Executive products	4,760	4,933	14,165	14,300
Medical professional liability	3,546	2,674	10,970	5,136
Other casualty	3,651	1,643	8,930	4,572
Total	$96,181	$83,966	$281,518	$235,307

Property
Commercial property	$20,188	$18,938	$60,675	$57,813
Marine	12,115	14,242	37,278	43,898
Crop reinsurance	11,802	11,846	18,671	19,501
Property reinsurance	2,997	2,848	9,745	12,503
Other property	7,041	4,831	19,883	13,590
Total	$54,143	$52,705	$146,252	$147,305

Surety
Miscellaneous	$9,868	$9,590	$28,948	$28,559
Contract	6,879	7,025	19,896	20,137
Commercial	6,521	5,857	18,968	17,285
Oil and Gas	4,155	4,559	11,901	13,813
Total	$27,423	$27,031	$79,713	$79,794

Grand Total	$177,747	$163,702	$507,483	$462,406

6.  ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company operating in 49 states through a network of wholesale brokers and specializing in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.1 million in the third quarter of 2014 and $0.4 million in the first nine months of 2014.

Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014. We assumed gross premiums of $2.4 million related to this quota share agreement in the third quarter of 2014 and $7.4 million in the first nine months of 2014.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Rates increased moderately on most coverages through 2013, a year in which abnormally low catastrophe activity led to improved financial results across the industry. This led to softer reinsurance pricing in the first nine months of 2014, which will likely impact primary rates for the remainder of the year. As a result, the insurance marketplace remains intensely competitive. Despite these competitive pressures, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

In the third quarter of 2014, we received provisional notice of cancellation on the largest portion of our assumed crop business along with notice of a 50 percent reduction on our remaining coverage.  While the cancellations are expected to reduce top line premium to less than $10 million in 2015 from $50 million through the third quarter 2014, the impact on underwriting income is expected to be minimal.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2013 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and earnings from unconsolidated investees.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Consolidated revenues, as displayed in the table that follows, totaled $571.9 million for the first nine months of 2014 compared to $520.2 million for the same period in 2013.

	For the Nine-Month Periods
	Ended September 30,
	2014	2013
Consolidated revenues (in thousands)
Net premiums earned	$507,483	$462,406
Net investment income	41,764	39,331
Net realized investment gains	22,640	18,425
Total consolidated revenue	$571,887	$520,162

Consolidated revenue for the first nine months of 2014 increased $51.7 million, or 10 percent, from the same period in 2013. Net premiums earned for the Group increased 10 percent, led by growth in our casualty segment which was up 20 percent. Net premiums earned from our surety and property segments declined slightly from the prior year. Net investment income increased 6 percent to $41.8 million due to a larger invested asset base and reinvestment rates that remain near the average yield of the portfolio. We realized net investment gains of $22.6 million in the first nine months of 2014, compared to $18.4 million during the same period of 2013.

Net after-tax earnings for the first nine months of 2014 totaled $97.9 million, $2.24 per diluted share, compared to $92.4 million, $2.13 per diluted share, for the same period in 2013. In 2014, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $60.3 million. Partially offsetting this favorable development was $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves.  From a comparative standpoint, results for 2013 included favorable development on prior years’ loss and catastrophe reserves which resulted in additional pretax earnings of $63.4 million. In addition, losses from spring storms impacted results for both periods, with losses totaling $7.3 million in the first nine months of 2014 compared to $10.0 million for the same period last year. Hurricane Iselle and the American Canyon Earthquake were non-events from a loss standpoint on the 2014 accident year, impacting results by less than $0.5 million.  Bonus and profit sharing-related expenses associated with these specific items totaled $7.4 million in 2014, compared to $7.3 million in 2013. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first nine months of 2014, equity in earnings of unconsolidated investees totaled $12.2 million. This amount includes $11.8 million from Maui Jim and $0.4 million from Prime Holdings Insurance Services, Inc. (Prime). Refer to Note 6, Acquisitions, for more information regarding our February 2014 investment in Prime. Comparatively, the first nine months of 2013 reflected $10.7 million of Maui Jim earnings.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses, net of tax), was $123.3 million, $2.82 per diluted share, for the first nine months of 2014, compared to $74.5 million, $1.72 per diluted share, for the same period last year. Unrealized gains, net of tax, for the first nine months of 2014 were $25.3 million, compared to unrealized losses, net of tax, of $17.9 million for the same period in 2013. Unrealized gains in the current year were largely from the fixed income portfolio, as interest rates declined during the first three quarters of 2014.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $669.4 million for the first nine months of 2014. Our casualty and surety segments each showed growth, up 6 percent and 3 percent, respectively, which offset a 3 percent decline from the property segment. Expansion efforts and new product initiatives have contributed to the overall growth in premiums, as production has increased despite heightened competition in the marketplace. From a pricing standpoint, trends seen during the current year have varied across our product portfolio. The positive pricing momentum seen within our casualty segment during the prior year has largely slowed, while rates on most surety products and property coverages have remained flat or declined. Net premiums written advanced 6 percent in the first nine months of 2014, and outpaced growth in gross premiums written due largely to cost savings realized on our 2014 reinsurance renewals. During the first half of 2014, we renewed all material reinsurance treaties which resulted in over $16.0 million of annual savings. Reinsurance structures are largely unchanged with the exception of surety, where we purchased additional limit, and professional liability for office-based professionals, where we increased our retention. On a net premiums earned basis, premiums increased $45.0 million, or 10 percent, due to overall growth experienced in recent periods and increased retentions in 2013 on certain casualty products. The casualty segment has contributed significantly to this growth, with net premiums written up 10 percent, and net premiums earned up 20 percent from the first nine months of last year. Underwriting income for the Group totaled $79.5 million for the first nine months of 2014, compared to $77.2 million in 2013. Both periods benefited from favorable development on prior years’ loss and catastrophe reserves, though the benefit in 2014 was $3.3 million lower than the prior year. Spring storm losses also impacted results for each period, with $6.2 million and $8.8 million recognized in 2014 and 2013, respectively. The GAAP combined ratio totaled 84.3 in 2014, compared to 83.3 in 2013. The Group’s loss ratio increased to 43.4, from 41.4, while the Group’s expense ratio improved one point to 40.9.

	For the Nine-Month Periods
	Ended September 30,
	2014	2013
Gross premiums written (in thousands)
Casualty	$364,027	$343,179
Property	216,499	222,190
Surety	88,864	86,129
Total	$669,390	$651,498

Underwriting income (in thousands)
Casualty	$36,331	$39,517
Property	19,469	19,614
Surety	23,729	18,044
Total	$79,529	$77,175

Combined ratio
Casualty	87.1	83.2
Property	86.7	86.6
Surety	70.2	77.4
Total	84.3	83.3

Casualty

Gross premiums written for the casualty segment totaled $364.0 million for the first nine months of 2014, an increase of $20.8 million, or 6 percent, from the same period last year. A majority of the products within this segment, including both mature products and newer product initiatives, have contributed to this growth, aided by modest rate increases on select lines. On an overall basis, however, pricing momentum for the segment has slowed. Our professional services product, which includes offerings to architects and engineers, posted gross premiums written of $55.5 million, up $11.8 million, or 27 percent, from the first nine months of 2013. Our P&C package business delivered solid results, with gross premiums written growth of 11 percent, while other notable contributions included umbrella, up $2.0 million (2 percent) and security guards coverage, up $1.1 million (49 percent). Our new assumed casualty reinsurance business posted premiums of $7.4 million in the first nine months of 2014. This business relates to the reinsurance agreement which accompanied our minority investment in Prime. On an annual basis, we expect to assume premiums of $8 million to $10 million from this reinsurance treaty. Gross premiums written by general liability were flat, while transportation was down $4.6 million or 7 percent.  The decline in transportation follows a 72 percent increase achieved during the comparable period of 2013.

The casualty segment recorded underwriting income of $36.3 million for the first nine months of 2014, compared to $39.5 million for the same period last year. Results for both periods included favorable development on prior years’ loss and catastrophe reserves. Products with favorable development in 2014 included general liability, umbrella, P&C package, transportation, professional services and executive products. From an accident year standpoint, the majority of the favorable development occurred on the 2006 through 2013 accident years, with the more recent years accounting for a larger percentage. Due to positive emergence, during the first nine months of 2014 we released reserves which improved the segment’s underwriting results by $40.5 million. Results were also impacted by spring storms losses, which reduced underwriting income for the segment by $1.9 million. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package and executive products, which improved the segment’s underwriting results by $46.2 million. Losses from spring storms were minimal, impacting results by $0.1 million.

Overall, the combined ratio for the casualty segment was 87.1 for 2014 compared to 83.2 in 2013. The segment’s loss ratio was 51.6 in 2014 compared to 46.4 in 2013. The increase was driven by the lower reserve releases on prior years’ loss and catastrophe reserves in 2014. The expense ratio for the casualty segment was 35.5 for the first nine months of 2014, compared to 36.8 in the prior year, due to improved leveraging of our expense base. Increased retentions elected during the prior year, and cost savings realized during the 2014 reinsurance renewal also contributed to the expense ratio decline.

Property

Gross premiums written for the Group’s property segment totaled $216.5 million for the first nine months of 2014, a decrease of $5.7 million, or 3 percent, from the same period last year. Premium production for the segment has declined as a result of action taken to re-underwrite certain underperforming business and continued competitive pressures on rates for E&S property coverages. Our catastrophe-exposed assumed reinsurance programs decreased $2.7 million, or 20 percent, from the same period last year, as we continued to exit certain underperforming programs within this book. Difference in conditions (DIC) premiums have decreased $3.0 million as a result of increased competition and lower rates resulting from largely benign catastrophe activity in recent periods. Marine business declined $6.0 million, or 13 percent, due to re-underwriting efforts, while crop reinsurance premiums were down 3 percent to $50.3 million. Partially offsetting these decreases, our recreational vehicles program posted $5.0 million of premium growth. Premiums from our fire and Hawaii homeowners coverages also improved, up 4 percent and 2 percent, respectively.

Underwriting income for the segment was $19.5 million for the first nine months of 2014, compared to $19.6 million for the same period in 2013. Results for 2014 were impacted by favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which improved the segment’s underwriting results by $0.8 million. This favorable development was more than offset by losses recorded on 2014 spring storms and the American Canyon Earthquake, which reduced the segment’s underwriting results by $4.5 million. From a comparative standpoint, underwriting results for 2013 included a $5.4 million benefit from favorable development on prior years’ loss and catastrophe reserves, and $8.7 million in losses on 2013 spring storms.

Segment results for 2014 translated into a combined ratio of 86.7 compared to 86.6 for the same period last year. The segment’s loss ratio was 49.0 in 2014 compared to 48.0 in 2013, while the segment’s expense ratio was 37.7 for 2014 compared to 38.6 in 2013.

Surety

The surety segment recorded gross premiums written of $88.9 million for the first nine months of 2014, an increase of $2.7 million, or 3 percent, from the same period last year. Premium growth was achieved despite flat pricing across many surety products, which has resulted from ongoing intense competition in this market. Increased construction activity led to $22.2 million of gross premiums written for commercial surety, up 18 percent, while miscellaneous and contract surety also improved slightly. These increases more than offset a decline from our oil and gas product, which decreased $2.2 million, or 15 percent.

The surety segment recorded underwriting income of $23.7 million, compared to $18.0 million for the same period last year. Solid current accident year results were bolstered by favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $11.3 million in 2014. This favorable development was partially offset by reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves which reduced underwriting income by $1.1 million. From a comparative standpoint, 2013 results included favorable loss development which improved the segment’s underwriting results by $4.3 million.

The combined ratio for the surety segment was 70.2 in the first nine months of 2014, versus 77.4 for the same period in 2013. The segment’s loss ratio was 4.3 for 2014, compared to 14.3 for 2013, due largely to the increased benefit from favorable development in 2014. The expense ratio was 65.9 for 2014, compared to 63.1 in 2013. The increase was a result of the impact of the above-mentioned reinstatement premium, and shifts in mix toward products with higher acquisition expense rates.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

During the first nine months of 2014, net investment income increased 6.2 percent from that reported for the same period in 2013. The increase in investment income was due to a larger invested asset base and reinvestment rates that remain near the average yield of the portfolio. On an after-tax basis, investment income increased by 6.6 percent.

	9/30/2014		12/31/2013
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,546,180	74.9%	$1,440,703	74.9%
Equity securities	419,022	20.3%	418,654	21.8%
Other invested assets	11,688	0.6%	—	0.0%
Cash and short-term investments	87,100	4.2%	62,701	3.3%
Total	$2,063,990	100.0%	$1,922,058	100.0%

Our current equity allocation represents 20 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The average yields on our fixed income investments (excluding short-term investments) for the first nine months of 2014 and 2013 were as follows:

	2014	2013
Pretax Yield
Taxable	3.61%	3.67%
Tax-Exempt	2.77%	2.70%
After-Tax Yield
Taxable	2.35%	2.39%
Tax-Exempt	2.62%	2.56%

The fixed income portfolio increased by $105.5 million in the first nine months of 2014. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 5.3 percent. Average fixed income duration was 4.6 years at September 30, 2014, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $0.4 million during the first nine months of 2014, to $419.0 million, and had a total return of 8.1 percent through September 30, 2014.

We recognized $22.6 million in realized gains in the first nine months of 2014, compared to realized gains of $18.4 million in the same period of 2013. Realized gains were primarily derived from equity sales as we rebalanced into fixed income assets. We did not record any realized losses associated with OTTI of securities during the first nine months of 2014.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2014, including fair value, cost basis and unrealized gains and losses.

	9/30/2014
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer discretionary	$15,582	$28,772	$13,190	$—	$13,190	84.6%
Consumer staples	14,456	36,588	22,230	(98)	22,132	153.1%
Energy	12,521	31,986	19,633	(168)	19,465	155.5%
Financials	24,054	44,593	20,539	—	20,539	85.4%
Healthcare	7,606	27,203	19,597	—	19,597	257.7%
Industrials	19,207	36,961	17,754	—	17,754	92.4%
Information technology	19,062	34,661	15,599	—	15,599	81.8%
Materials	2,249	6,354	4,105	—	4,105	182.5%
Telecommunications	8,541	17,281	8,740	—	8,740	102.3%
Utilities	36,896	64,281	27,385	—	27,385	74.2%
ETF	54,065	90,342	36,481	(204)	36,277	67.1%
	$214,239	$419,022	$205,253	$(470)	$204,783	95.6%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate was 32 percent for the first nine months of 2014 and 31 percent for the first nine months of 2013. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the first nine months of 2014 was slightly higher than 2013 due to an increase in underwriting income relative to tax favored investment income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the first nine months of 2014 and 2013 as a result of the following:

	2014		2013
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$50,053	35%	$47,199	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(3,115)	(2)%	(2,717)	(2)%
Dividends received deduction	(1,764)	(1)%	(1,871)	(2)%
ESOP dividends paid deduction	(639)	—%	(592)	—%
Other items, net	525	—%	439	—%

Total tax expense	$45,060	32%	$42,458	31%

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Consolidated revenues, as displayed in the table that follows, totaled $197.7 million for the third quarter of 2014 compared to $188.3 million for the same period in 2013.

	For the Three-Month Periods
	Ended September 30,
	2014	2013
Consolidated revenues (in thousands)
Net premiums earned	$177,747	$163,702
Net investment income	14,200	13,598
Net realized investment gains	5,708	10,999
Total consolidated revenue	$197,655	$188,299

Consolidated revenue for the third quarter of 2014 increased $9.4 million, or 5 percent, from the same period in 2013. Net premiums earned for the Group increased 9 percent for the quarter, led by growth in our casualty segment, which was up 15 percent. Our property and surety segments also grew, though to a lesser extent, up 3 percent and 1 percent, respectively. Net investment income increased 4 percent to $14.2 million due to a larger invested asset base and steady reinvestment rates. Net realized investment gains totaled $5.7 million in the third quarter of 2014, compared to $11.0 million in 2013.

Net after-tax earnings for the third quarter of 2014 totaled $33.3 million, $0.76 per diluted share, compared to $37.6 million, $0.86 per diluted share, for the same period in 2013. Both periods reflect favorable current accident year results that were aided by a lack of catastrophe losses.  From a prior accident year standpoint, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $18.0 million in the third quarter of 2014. Comparatively, in the third quarter of 2013, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $23.4 million. Bonus and profit sharing-related expenses related to these specific items totaled $2.8 million in 2014, compared to $3.7 million in 2013.

During the third quarter of 2014, equity in earnings of unconsolidated investees totaled $2.9 million. This amount includes $2.8 million from Maui Jim and $0.1 million from Prime. Comparatively, the third quarter of 2013 reflected $2.6 million of Maui Jim earnings. Prior year figures reflect only Maui Jim results, as our equity investment in Prime occurred in the first quarter of 2014.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $20.9 million, $0.48 per diluted share, for the third quarter of 2014, compared to $35.7 million, $0.82 per diluted share, for the third quarter of 2013. Unrealized losses, net of tax, for the third quarter of 2014 were $12.4 million, compared to $1.9 million for the same period in 2013. Unrealized losses in the quarter were primarily due to a decline in the equity portfolio during the third quarter of 2014.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $207.8 million for the third quarter of 2014 from $201.7 million in the third quarter of 2013. Growth was achieved in all three segments with casualty up 3 percent, property up 2 percent and surety up 6 percent. Expansion efforts and newer product initiatives across all three segments have contributed to increased premium production. Net premiums written advanced 8 percent in the quarter, outpacing growth in gross premiums written due largely to cost savings realized during our 2014 reinsurance renewals. On a net premiums earned basis, premiums increased $14.0 million, or 9 percent, overall, led by a 15 percent increase from our casualty segment. The increase resulted from the overall growth experienced in recent periods and increased retentions in 2013 on certain casualty products. Underwriting income for the Group decreased $1.4 million to $30.4 million for the third quarter of 2014. Results for 2014 reflect favorable development of $15.3 million on prior years’ loss and catastrophe reserves, compared to favorable development of $19.7 million on prior years’ loss and catastrophe reserves in 2013. The GAAP combined ratio totaled 82.9 in 2014 and 80.5 in 2013.

	For the Three-Month Periods
	Ended September 30,
	2014	2013
Gross premiums written (in thousands)
Casualty	$119,789	$116,242
Property	56,611	55,716
Surety	31,422	29,708
Total	$207,822	$201,666

Underwriting income (in thousands)
Casualty	$13,786	$20,799
Property	7,498	6,468
Surety	9,144	4,551
Total	$30,428	$31,818

Combined ratio
Casualty	85.6	75.3
Property	86.1	87.7
Surety	66.7	83.2
Total	82.9	80.5

Casualty

Gross premiums written for the casualty segment increased 3 percent, to $119.8 million for the third quarter of 2014, as a number of products within the segment have advanced top-line production. While pricing momentum has slowed relative to the improvements seen in the previous year, the rate environment for our casualty products has been more favorable than that of our property and surety coverages. Premium growth was most notable from our professional services group, up $4.8 million (31 percent), and our P&C package business, which advanced $1.8 million (20 percent) to $10.7 million.  Umbrella coverages also delivered solid results, with gross premiums written up $1.2 million (4 percent). Our assumed casualty reinsurance business, which relates to our new quota share reinsurance treaty with Prime, posted $2.4 million of premium in the quarter. Growth from these products offset a $6.3 million  (27 percent) decline from transportation and a $1.0 million (27 percent) decline from our medical professional liability business.  The decline in transportation follows significant growth in this book over the past two years, including a 61 percent increase achieved during the comparable quarter of 2013.

The casualty segment recorded underwriting income of $13.8 million in the third quarter of 2014, compared to $20.8 million for the same period last year. Both periods produced positive underwriting income in the current accident year that were improved by favorable development on prior years’ loss and catastrophe reserves. During the third quarter of 2014, we released reserves which improved the segment’s underwriting results by $11.2 million.  Products with favorable development included general liability, umbrella, P&C package and transportation. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2013). From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella and P&C package, which improved the segment’s underwriting results by $17.5 million.

Overall, the combined ratio for the casualty segment was 85.6 for 2014 compared to 75.3 in 2013. The segment’s loss ratio was 49.7 in 2014 compared to 38.5 in 2013. The loss ratio increase was due to the decreased level of favorable development on prior years’ reserves in 2014 combined with a slight increase in the current accident year loss ratio.  The expense ratio for the casualty segment was 35.9 for the third quarter of 2014 compared to 36.8 for the same period in 2013.

Property

Gross premiums written for the Group’s property segment totaled $56.6 million for the third quarter of 2014, a 2 percent increase from the same period last year. Premium production from these coverages continues to be impacted by competitive pressures on pricing, and by actions we have taken with respect to certain underperforming products within this book. Our fire and catastrophe-exposed assumed reinsurance programs contributed $0.9 million and $0.5 million of growth to gross premiums written respectively.  Partially offsetting these increases, our DIC product declined 8 percent from the prior year as a result of increased competition and lower rates resulting from largely benign catastrophe activity in recent periods. Marine premiums also decreased, down 4 percent from the prior year.  The decline in marine has slowed relative to that seen in more recent quarters as efforts to re-underwrite this book were largely completed by the end of September.

Underwriting income for the segment was $7.5 million for the third quarter of 2014, compared to $6.5 million for the same period in 2013. Both periods benefited from positive underwriting income for the current accident year that were aided by benign catastrophe seasons. Current accident year results for 2014, while profitable on an overall basis, included $2.3 million in losses related to an increase in the loss booking ratio for our recreational vehicle business. From a prior accident year standpoint, 2014 results were minimally impacted by development on prior years’ loss and catastrophe reserves, while 2013 results included favorable development of $3.1 million.

Segment results for the third quarter of 2014 translate into a combined ratio of 86.1 compared to 87.7 for the same period last year. The segment’s loss ratio increased to 51.6 in 2014 from 50.7 in 2013. From an expense standpoint, the segment’s expense ratio for the third quarter was 34.5 for 2014, compared to 37.0 in 2013.

Surety

The surety segment recorded gross premiums written of $31.4 million for the second quarter of 2014, an increase of 6 percent from the same period last year. Increased construction activity led to $1.4 million of premium growth on our commercial surety line, offsetting a 10 percent decline on our oil and gas surety product.

The surety segment recorded underwriting income of $9.1 million, compared to $4.6 million for the same period last year. Results for 2014 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $4.3 million. From a comparative standpoint, 2013 results included favorable development on prior accident years’ loss reserves which had a minimal impact on the segment’s underwriting results.

The combined ratio for the surety segment totaled 66.7 for the third quarter of 2014, versus 83.2 for the same period in 2013. The segment’s loss ratio was 0.9 for 2014, compared to 19.4 for 2013. The loss ratio decrease was due to the combined effect of increased favorable development on prior years’ reserves and moderate improvement in the current accident year loss ratio. The expense ratio for the second quarter was 65.8 for 2014, compared to 63.8 in 2013.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $14.2 million during the third quarter of 2014, an increase of 4.4 percent from that reported for the same period in 2013. The increase in investment income was due to a larger invested asset base and steady reinvestment rates. On an after-tax basis, investment income increased by 4.0 percent.

Yields on our fixed income investments for the third quarter of 2014 and 2013 were as follows:

	3Q 2014	3Q 2013
Pretax Yield
Taxable	3.48%	3.75%
Tax-Exempt	2.81%	2.70%
After-Tax Yield
Taxable	2.26%	2.44%
Tax-Exempt	2.66%	2.56%

We recognized $5.7 million in realized gains in the third quarter of 2014, compared to realized gains of $11.0 million in the third quarter of 2013. Investment gains during the quarter were taken primarily in the equity portfolio as we rebalanced into fixed income assets. We did not record any realized losses associated with OTTI of securities during the third quarter of 2014.

INCOME TAXES

Our effective tax rate was 32 percent for the third quarter of 2014 and 2013. Effective rates are dependent upon components of pretax earnings and the related tax effects.  The effective rate for the third quarter of 2014 was the same due to a similar ratio of tax-favored investment income to underwriting income.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the third quarter of 2014 and 2013 as a result of the following:

	2014		2013
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$17,008	35%	$19,358	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,033)	(2)%	(991)	(2)%
Dividends received deduction	(633)	(1)%	(708)	(1)%
ESOP dividends paid deduction	(218)	—%	(199)	—%
Other items, net	216	—%	202	—%

Total tax expense	$15,340	32%	$17,662	32%

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Operating cash flows	$85,894	$81,736
Investing cash flows	$(29,607)	$(22,345)
Financing cash flows	$(18,719)	$(16,307)
Total	$37,568	$43,084

Operating activities generated positive cash flows of $85.9 million in the first nine months of 2014, compared to $81.7 million in the same period last year. The increase in operating cash flows is due largely to reduced levels of paid losses relative to the prior year. The majority of cash outflows from investing activities related to purchases of fixed income securities with a focus on an allocation to high yield credit.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2014 was $158.7 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2014, we had cash, short-term investments and other investments maturing within one year of approximately $105.6 million and an additional $269.8 million maturing between one to five years. As of September 30, 2014, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated, and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the quarter ended September 30, 2014 no amounts were outstanding on this facility.

Additionally, during the third quarter of 2014, two of our insurance companies, RLI Ins. and Mt. Hawley, became members of the Federal Home Loan Bank of Chicago (FHLBC).  Membership in the Federal Home Loan Bank System will provide both companies access to an additional source of liquidity via a secured lending facility.  Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing.  As of the end of the third quarter, there were no outstanding borrowing amounts with FHLBC.

We believe that cash generated by operations, by investments and by cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to our bank credit facility, FHLBC membership, our highly liquid investment portfolio and reverse repurchase debt capacity provide additional sources of liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2014, our investment portfolio had a balance sheet value of $2.1 billion. Invested assets at September 30, 2014, have increased $141.9 million from December 31, 2013.

As of September 30, 2014, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation

(in thousands)

	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$6,383	$6,516	$133	0.3%	AA
Corporate	563,120	584,156	21,036	28.3%	BBB
Mortgage-backed	255,382	260,902	5,520	12.6%	AA
ABS/CMBS**	137,305	138,118	813	6.7%	AAA
Non-U.S. govt. & agency	9,861	10,557	696	0.5%	A
U.S. government	32,082	32,163	81	1.6%	AA
Municipal	499,021	513,779	14,758	24.9%	AA
Total Fixed Income	$1,503,154	$1,546,191	$43,037	74.9%	AA

Equity	$214,239	$419,022	$204,783	20.3%

Other Invested Assets	$11,688	$11,688	$—	0.6%

Cash and short-term investments	$87,100	$87,100	$—	4.2%

Total Portfolio	$1,816,181	$2,064,001	$247,820	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2014, our fixed income portfolio had the following rating distribution:

AAA	17.3%
AA	44.1%
A	23.5%
BBB	9.9%
BB	3.1%
B	1.9%
CCC	0.1%
NR	0.1%
Total	100.0%

As of September 30, 2014, the duration of the fixed income portfolio was 4.6 years. Our fixed income portfolio remained well diversified, with 886 individual issues as of September 30, 2014.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2014, we had $50.7 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2014 we had $87.5 million in commercial mortgage backed securities (CMBS) and $260.9 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 6.7 percent of our investment portfolio at quarter end.

We had $584.2 million in corporate fixed income securities as of September 30, 2014. During 2014, we initiated an investment allocation to high yield credit. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. As of September 30, 2014, we had $51.2 million invested in the strategy.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2014, we had $513.8 million in municipal securities. As of September 30, 2014, approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

At September 30, 2014, our equity portfolio had a fair value of $419.0 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2014, our equity portfolio had a dividend yield of 2.7 percent compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 82 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets shown on the balance sheet as of September 30, 2014 include an investment in a low income housing tax credit partnership as well as membership in the Federal Home Loan Bank Chicago.  During the third quarter of 2014, we recorded an interest in a low income housing tax credit partnership totaling $10.0 million.  The interest had a balance of $9.9 million at September 30, 2014 and recognized a total tax benefit of $0.1 million during the quarter.  Our investment in FHLBC stock totaled $1.8 million at the end of the third quarter.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2014, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $933.5 million of shareholders’ equity. Debt outstanding comprised 13.8 percent of total capital as of September 30, 2014. Interest and fees on debt obligations totaled $5.6 million during the first nine months of 2014 compared to $4.5 million for the same period in 2013. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the first nine months of 2014 compared to 6.02 percent for the same period in the prior year.

We paid a quarterly cash dividend of $0.18 per share on September 19, 2014, the same amount as the prior quarter. We have paid dividends for 153 consecutive quarters and increased dividends in each of the last 39 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2014, our holding company had $933.5 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $66.3 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first nine months of 2014, RLI Ins. paid a total of $50.0 million in ordinary dividends to RLI Corp. In 2013, our principal insurance subsidiary paid ordinary dividends totaling $40.0 million to RLI Corp. No extraordinary dividends were paid during 2013. As of September 30, 2014, $155.9 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA,” with 85 percent rated “A” or better by at least two nationally recognized rating organizations.

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

In July 2014, the Belmont Massachusetts Contributory Retirement System filed a putative class action and shareholder derivative lawsuit against RLI Corp. and its Board of Directors in Illinois state court.  The lawsuit alleges breach of contract and breach of fiduciary duty by its directors relating to adjustments made to the exercise price of outstanding stock options under our equity-based incentive plans, as a result of extraordinary cash dividends paid by us in 2011, 2012 and 2013.  The lawsuit seeks, among other things, to subject these adjustments to a vote of our shareholders and does not seek monetary damages or compensation for shareholders, but does seek payment for plaintiff’s attorney fees.  We believe that such allegations are without merit, that we have valid defenses and will vigorously contest this action.  Because of the uncertainty and costs incident to litigating this matter, RLI may seek to settle or otherwise resolve this matter on terms we deem to be in the best interests of the company and its shareholders.  While it is not possible to predict the ultimate disposition of this matter and whether it will be resolved consistent with our positions,  RLI’s management expects that the outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of 2014, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

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

Date: October 27, 2014