Form 10-K
period 2014-12-31
RLI CORP
filed 2015-02-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2014, based upon the closing sale price of the Common Stock on June 30, 2014 as reported on the New York Stock Exchange, was $1,729,034,102. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 11, 2015 was 43,139,875.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2015 annual meeting of shareholders to be held May 7, 2015, are incorporated herein by reference into Part III of this document.

Exhibit index is located on pages 116-117 of this document, which lists documents filed as exhibits or incorporated by reference herein.

RLI Corp.

PART I

Item 1.    Business

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through four insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and Puerto Rico. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. RLI Indemnity Company (RIC), a subsidiary of Mt. Hawley, has authority to write multiple lines of insurance on an admitted basis in 48 states and the District of Columbia. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., has authority to write multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois. CBIC re-domesticated from the state of Washington to Illinois effective December 31, 2014. We are an Illinois corporation that was organized in 1965. We have no material foreign operations.

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

As a specialty insurance company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard admitted market. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We distribute our property and casualty insurance through our wholly-owned branch offices that market to wholesale and retail producers. On a direct basis, we offer limited coverages to select insureds, as well as various reinsurance coverages, which are distributed through brokers. In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

For the year ended December 31, 2014, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$127,699	16.3%
New York	113,061	14.5%
Florida	79,579	10.2%
Texas	60,640	7.8%
Washington	31,213	4.0%
New Jersey	24,835	3.2%
Illinois	22,299	2.9%
Louisiana	20,502	2.6%
Arizona	19,997	2.6%
Pennsylvania	19,193	2.5%
Hawaii	16,163	2.1%
All Other	246,459	31.3%

Total direct premiums earned	$781,640	100.0%

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

	Year Ended December 31,
(in thousands)	2014	2013	2012
PREMIUMS WRITTEN
Direct & Assumed	$863,848	$843,195	$784,799
Reinsurance ceded	(160,696)	(176,873)	(191,713)
Net	$703,152	$666,322	$593,086
PREMIUMS EARNED
Direct & Assumed	$854,518	$820,460	$756,721
Reinsurance ceded	(167,143)	(189,658)	(180,150)
Net	$687,375	$630,802	$576,571

SPECIALTY INSURANCE MARKET OVERVIEW

The specialty insurance market differs significantly from the standard admitted market. In the standard admitted market, insurance rates and forms are highly regulated, products and coverage are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard admitted market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge of, and expertise in, our markets. Many of our risks are underwritten on an individual basis and restricted limits, deductibles, exclusions and surcharges are employed in order to respond to distinctive risk characteristics. We operate in the specialty admitted insurance market, the excess and surplus insurance market and the specialty property and casualty reinsurance markets.

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2014, our specialty admitted operations produced gross premiums written of $525.7 million, representing approximately 61 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows us to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filters submission flow and matches market opportunities to our expertise and appetite. According to the 2014 edition of A.M. Best Aggregate & Averages – Property/Casualty, United States & Canada,  the excess and surplus market represented approximately $27 billion, or 5 percent, of the entire $546 billion domestic property and casualty industry in 2014,  as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $264.5 million, or 31 percent, of our total gross premiums written in 2014.

SPECIALTY PROPERTY AND CASUALTY REINSURANCE MARKETS

We write business in the specialty property and casualty reinsurance markets. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its clients, other (re)insurance companies. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2014, our specialty property and casualty reinsurance operations wrote gross premiums of $73.6 million, representing approximately 8 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

Our segment data is derived using the guidance set forth in Financial Accounting Standards Board Accounting Standards Codification (ASC) 280, “Segment Reporting.” As prescribed by the guidance, reporting is based on the internal structure and reporting of information as it is used by management. The segments of our insurance operations are casualty, property and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial and Personal Umbrella

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $100.4 million, $85.5 million and $68.3 million, or 13 percent, 12 percent and 10 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages in the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $80.8 million, $81.4 million and $85.0 million, or 10 percent, 12 percent and 13 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $58.9 million, $50.3 million and $34.7 million, or 8 percent, 7 percent and 5 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small-to-medium sized design, technical, computer and miscellaneous professionals. We have recently expanded our product suite to these same customers by offering a full array of multi-peril package products including general liability, property, automobile, excess liability and worker’s compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $58.3 million, $42.1 million and $28.0 million, or 8 percent, 6 percent and 4 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

P&C Package Business

Our P&C package business offers property and casualty insurance coverages to small contractors (ContracPac) and other small-to-medium sized “Main Street” retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are predominantly marketed through retail agents. Net premiums earned from the package business totaled $35.4 million, $30.6 million and $28.5 million, or 5 percent, 4 percent and 4 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages for a variety of low to moderate classes of risks. Our target accounts include both publicly traded companies as well as private and non-profit entities. Our publicly traded D&O appetite generally focuses on offering excess “Side A” D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we have had success rounding out our portfolio by writing fiduciary liability coverage, for both public and private entities, and primary and excess D&O coverage for private companies and non-profit organizations. Net premiums earned from the executive products business totaled $18.9 million, $19.1 million and $17.2 million, or 2 percent, 3 percent and 3 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Medical Professional Liability

In late 2012, we acquired Rockbridge Underwriting Agency (Rockbridge), a managing general agency that specialized in medical professional liability insurance for hard-to-place individual and group physicians. In late 2014, we expanded further into healthcare liability with a team focused on long-term care and hospital liability. Both businesses are marketed through wholesale brokers in the excess and surplus lines space. Net premiums earned from the medical professional liability business totaled $15.9 million and $8.6 million, or 2 percent and 1 percent of consolidated revenues for 2014 and 2013, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. In late 2012, we expanded our offerings within the casualty segment with the launch of coverage for security guards. We also have a number of programs that provide multiple, specialized coverages to a segmented customer base. Effective January 1, 2014, we entered into a quota share reinsurance agreement with Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, property and professional liability coverages on hard-to-place risks that are primarily written in the excess and surplus insurance market. Net premiums earned from these lines totaled $13.4 million, $6.4 million and $6.0 million, or 2 percent, 1 percent and 1 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $80.7 million, $76.9 million and $74.2 million, or 10 percent, 11 percent and 11 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $49.2 million, $57.1 million and $56.4 million, or 6 percent, 8 percent and 9 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Crop Reinsurance

We offer quota share crop reinsurance for multi-peril crop (MPCI) and crop hail exposures. Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). Crop insurers also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Net premiums earned from the crop reinsurance business totaled $28.3 million, $31.4 million and $24.5 million, or 4 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Specialty  Personal

We offer three specialized personal lines property products. In Hawaii, we offer a limited amount of homeowners and dwelling fire insurance through retail agents. In late 2012, we began offering a recreational vehicle product nationwide through independent agents.  In 2014, we began writing surplus lines homeowners insurance for high-valued homes in the Cape Cod, Massachusetts area, also through independent agents. Net premiums earned from specialty personal coverages totaled $26.6 million, $16.3 million and $12.0 million, or 3 percent, 2 percent and 2 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Property Reinsurance

We offer facultative and other treaty property reinsurance. We underwrite property facultative reinsurance for insurance companies utilizing reinsurance intermediaries. The facultative unit specializes in excess and surplus property risks requiring underwriting expertise. Perils covered range from fire and mechanical breakdown to flood and other catastrophic events. Although the predominant exposures are located within the United States, there is some incidental international exposure written by this division. This division also writes select specialty property treaties on a quota share or excess of loss basis targeting small, regional companies. These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional losses. Net premiums earned from the property reinsurance business totaled $12.8 million, $15.8 million and $27.0 million, or 2 percent, 2 percent and 4 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Other Property

Our other property coverages consist of lines from which we have recently exited, including pet insurance and satellite insurance. Net premiums earned from other property coverages totaled $0.1 million, $2.6 million and $8.3 million, or 1 percent or less of consolidated revenues for 2014, 2013 and 2012, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through approximately 10,000 independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. Net premiums earned from miscellaneous surety coverages totaled $39.0 million, $38.1 million and $39.3 million, or 5 percent, 5 percent and 6 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Contract

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $26.6 million, $27.2 million and $26.3 million, or 3 percent, 4 percent and 4 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium-to-large businesses across a broad spectrum of industries. These risks are underwritten on an account basis with the ability to write bonded aggregations up to $90 million. This coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $25.8 million, $23.1 million and $22.1 million, or 3 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

Oil and Gas

Our oil and gas surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from oil and gas surety coverages totaled $16.1 million, $18.2 million and $18.7 million, or 2 percent, 3 percent and 3 percent of consolidated revenues for 2014, 2013 and 2012, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents. We also market through agencies and e-commerce channels.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial automobile, medical professional liability and specialty facultative and treaty reinsurance coverages. This business is produced through independent wholesale, retail and reinsurance brokers.

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

E-COMMERCE AND/OR DIRECT

We are actively employing e-commerce to produce and efficiently process and service business including home businesses, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,700 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include ACE, Arch, Aspen, Baldwin & Lyons, Chubb, CNA, Endurance, Great American, Great West, Lancer, Markel, Navigators, USLI, Travelers and Zurich. Primary competitors in the property segment include ACE, Arch, Aspen, CNA, Crum & Forster, Endurance, Lexington, Markel and Travelers. Primary competitors in the surety segment are ACE, Arch, CNA, Hartford, HCC, Liberty, North American Specialty and Travelers. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic penetration in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse, and we offer new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

Publications of A.M. Best, Standard & Poor’s and Moody’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance compared to the standards they’ve established and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2014, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Ins., Mt. Hawley, RIC and CBIC* (group-rated)	A+, Superior

Standard & Poor’s**
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins., Mt. Hawley and RIC	A2, Good

*CBIC is only rated by A.M. Best

**Standard & Poor’s does not rate RIC

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In June 2014, RLI Ins., Mt. Hawley, RIC and CBIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2014, the policyholders’ statutory surplus of RLI Insurance Group totaled $849.3 million. This would keep the group in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $167.1 million, $189.7 million and $180.2 million in 2014, 2013 and 2012, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are adjusted each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from a number of financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage. More than 96 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. We may be required to pay additional premium to reinstate or have access to use the reinsurance limits for potential future recoveries during the same contract year. Many property and surety treaties include reinstatement provisions which require us, in certain circumstances, to pay reinstatement premiums after a loss has occurred in order to preserve coverage.

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

	(in millions)
				Per Risk
		Renewal	First-Dollar	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Retention	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$4.0	$1.4
Commercial umbrella and excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella and eXS	Excess of Loss	1/1	1.0	4.0	1.4
Commercial transportation	Excess of Loss	1/1	0.5	4.5	1.0
Executive products	Quota Share	7/1	N/A	25.0	8.8
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Multi-line	Excess of Loss	1/1	0.5	10.5	1.6
Multi-line workers comp	Excess of Loss	1/1	1.0	10.0	2.0
Medical professional liability	Excess of Loss	12/1	0.5	1.5	1.3

Property	Excess of Loss	1/1	1.0	24.0	1.6
Marine	Excess of Loss	6/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	63.0	8.7	**
CBIC Surety	Excess of Loss	4/1	0.5	24.5	3.4

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**A limited number of commercial and oil & gas surety accounts are permitted to exceed the $65.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity is unnecessary. Our reinsurance coverage for the last few years follows:

Catastrophe Coverages

(in millions)

	2015		2014		2013		2012
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$25	300
Non-California Earthquake	25	325	25	325	20	330	20	330
Other Perils	25	225	25	225	20	230	20	230

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer. In 2015 and 2014, all layers of the treaty include one prepaid reinstatement.

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

Catastrophe - California Earthquake

(in millions)

	2015		2014		2013
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$ 50	$28	$22	$28	$22	$28	$22
100	72	28	70	30	70	30
200	163	37	160	40	155	45
350	302	48	298	52	287	63

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2015		2014		2013
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$ 25	$5	$20	$5	$20	$8	$17
50	21	29	19	31	23	27
100	60	40	56	44	61	39
250	192	58	188	62	185	65

In the above table, projected losses for 2015 were estimated based on our exposure as of December 31, 2014, utilizing the treaty structure in place as of January 1, 2015. All previous years were estimated similarly by utilizing the exposure at the end of each respective year and the treaty structure in place at the start of the following year.

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

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2015, there is a 99.6 percent likelihood that the loss will be less than 9.3 percent of policyholders’ surplus as of December 31, 2014. Our exposure to CAT losses has been relatively stable based on multiple views of risk including policy counts, policy limits insured and modeled losses based on multiple CAT models. The exposure levels are still well within our tolerances for this risk.

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

Net loss and loss adjustment reserves by product line at year-end 2014 and 2013 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2014			2013
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$7,491	$56,167	$63,658	$4,893	$35,287	$40,180
Personal umbrella	22,287	26,527	48,814	19,466	23,546	43,012
General liability	103,327	139,824	243,151	126,203	151,096	277,299
Commercial transportation	53,620	19,060	72,680	49,172	12,200	61,372
Executive products	11,619	42,176	53,795	19,023	34,363	53,386
Professional services	11,034	49,380	60,414	8,082	34,060	42,142
P&C package business	10,243	25,910	36,153	9,622	28,295	37,917
Other casualty	12,533	20,741	33,274	7,390	17,028	24,418
Property segment net loss and ALAE reserves
Marine	14,436	19,076	33,512	21,649	17,764	39,413
Crop reinsurance	276	23,809	24,085	24,668	5,017	29,685
Property reinsurance	5,749	6,580	12,329	8,560	3,929	12,489
Commercial property	4,216	2,982	7,198	8,307	5,351	13,658
Specialty personal	1,321	1,980	3,301	1,470	1,000	2,470
Other property	60	929	989	42	785	827
Surety segment net loss and ALAE reserves
Miscellaneous	535	4,654	5,189	1,185	4,557	5,742
Contract and commercial	(339)	16,684	16,345	(3,035)	18,436	15,401
Oil and gas	947	2,673	3,620	1,329	2,242	3,571
Latent liability net loss and ALAE reserves	10,817	16,368	27,185	15,357	18,107	33,464
Total net loss and ALAE reserves	$270,172	$475,520	$745,692	$323,383	$413,063	$736,446
ULAE reserves	—	40,242	40,242	—	38,063	38,063
Total net loss and LAE reserves	$270,172	$515,762	$785,934	$323,383	$451,126	$774,509

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property CAT business (included below in “Other property”) has significant variance in year-over-year results; however its reserving estimation risk is relatively moderate.

Significant Risk Factors

		Emergence		Expected loss	Reserve
	Length of	patterns relied		ratio	estimation
Product line	Reserve Tail	upon	Other risk factors	variability	variability
Commercial umbrella	Long	Internal	Low frequency	High	High
High severity
Loss trend volatility
Rapid growth
Unforeseen tort potential
Exposure changes/mix

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium

General liability	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential

Medical professional liability	Long	External	High severity	High	High
Exposure changes/mix
Unforeseen tort potential
Small volume

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure growth/mix

Executive products	Long	Internal & significant external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Small volume

Professional services	Long	External	Exposure growth	High	High
Highly varied exposures
Loss trend volatility
Unforeseen tort potential
Small volume

P&C package business	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Small volume	High	High
Exposure changes/mix

Crop reinsurance	Short	External	Weather, yield and price volatility	Medium	Medium
CAT aggregation exposure
Unique inuring
reinsurance features

Property reinsurance	Medium	External	New business	High	Medium
CAT aggregation exposure
Low frequency
High severity
Exposure growth/mix
Reporting delay

Other property	Short	Internal	CAT aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos &	Long	Internal & external	Loss trend volatility	High	High
environmental			Mass tort/latent exposure

A full analysis of our loss reserves takes place at least semi-annually. The purpose of this analysis is to provide validation of our carried loss reserves. Estimates of the expected value of the unpaid loss and LAE are derived using actuarial methodologies. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

The methodologies we have chosen to incorporate are a function of data availability and are reflective of our own book of business. From time to time, we evaluate the need to add supplementary methodologies. New methods are incorporated if it is believed that they improve the estimate of our ultimate loss and LAE liability. This occurred in 2011 as we initiated some supplemental calculations for a sub-segment experiencing apparent changes in case reserve practices. All of the actuarial methods eventually converge to the same estimate as an accident year matures. Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart below that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 4 percent to 29 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 11 percent to 23 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2014, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $243.2 million at December 31, 2014, in addition to associated ULAE and latent liability reserves.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(8.2)	$8.2

+/-10% change in expected emergence patterns	$(7.1)	$6.9

+/-30% change in actual loss emergence over a calendar year	$(15.2)	$15.2

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(29.9)	$30.7

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

It is difficult for us to predict whether the favorable loss development observed in 2004 through 2014 will continue for any of our products in the future. We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates. Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time. Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($79 million) favorable to 3 percent ($24 million) unfavorable.

HISTORICAL LOSS AND LAE DEVELOPMENT

The following table presents the development of our balance sheet reserves from 2004 through 2014. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2014. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

	Year Ended December 31,
	2004
(in thousands)	& Prior	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability for unpaid losses and settlement expenses at end of the year	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934
Paid cumulative as of:
One year later	137,870	154,446	162,450	161,484	160,460	147,677	177,862	200,169	226,361	219,876
Two years later	239,734	270,210	275,322	267,453	269,740	259,456	308,702	339,847	363,884
Three years later	324,284	353,793	348,018	343,777	348,188	352,106	407,351	445,709
Four years later	378,417	399,811	394,812	393,157	404,112	421,176	479,641
Five years later	406,002	431,959	422,835	424,991	446,796	470,168
Six years later	425,186	447,415	443,091	453,587	480,534
Seven years later	431,414	461,254	461,675	474,769
Eight years later	441,321	475,620	477,611
Nine years later	452,143	486,801
Ten years later	461,647
Liability re-estimated as of:
One year later	605,946	695,254	687,927	712,590	742,451	726,825	763,225	732,091	726,096	709,666
Two years later	577,709	636,356	637,117	658,109	655,838	632,697	671,210	695,792	693,032
Three years later	566,181	599,420	601,939	605,111	596,476	608,260	644,663	680,458
Four years later	549,795	576,319	569,806	560,565	583,439	588,355	637,278
Five years later	536,803	556,836	540,895	552,558	570,613	582,805
Six years later	525,321	539,639	539,654	545,223	569,388
Seven years later	509,462	540,298	533,551	547,113
Eight years later	510,041	534,943	538,427
Nine years later	506,569	539,427
Ten years later	510,295
Net cumulative redundancy (deficiency)	$158,124	$199,230	$254,679	$227,815	$239,639	$227,263	$182,502	$116,451	$105,567	$64,843

Gross liability	$1,132,599	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$1,150,714	$1,158,483	$1,129,433	$1,121,040
Reinsurance recoverable	(464,180)	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(353,805)	(359,884)	(354,924)	(335,106)
Net liability	$668,419	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934

Gross re-estimated liability	$923,755	$979,789	$879,739	$861,421	$874,171	$894,944	$948,089	$1,001,955	$1,038,976	$1,049,825
Re-estimated recoverable	(413,460)	(440,362)	(341,312)	(314,308)	(304,783)	(312,139)	(310,811)	(321,497)	(345,944)	(340,159)
Net re-estimated liability	$510,295	$539,427	$538,427	$547,113	$569,388	$582,805	$637,278	$680,458	$693,032	$709,666
Gross cumulative redundancy (deficiency)	$208,844	$352,077	$439,038	$330,757	$285,140	$251,516	$225,854	$148,759	$119,507	$79,608

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

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Statutory net premiums written	$703,152	$666,322	$593,086	$549,638	$485,140
Policyholders’ surplus	849,297	859,221	684,072	710,186	732,379
Ratio	0.8 to 1	0.8 to 1	0.9 to 1	0.8 to 1	0.7 to 1

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

	Year Ended December 31,
GAAP	2014	2013	2012	2011	2010

Loss ratio	43.2	41.2	47.1	37.2	40.8

Expense ratio	41.3	41.9	41.9	42.4	39.6

Combined ratio	84.5	83.1	89.0	79.6	80.4

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

	Year Ended December 31,
Statutory	2014		2013		2012		2011		2010

Loss ratio	43.2		41.2		47.2		37.2		40.8

Expense ratio	40.9		41.0		40.8		41.9		40.6

Combined ratio	84.1		82.2		88.0		79.1		81.4

Industry combined ratio	96.0	(1)	95.8	(2)	103.1	(2)	108.2	(2)	102.5	(2)

(1)	Source: Conning – Total Industry Forecast 2014Q4 – Commercial Lines. Estimated for the year ended December 31, 2014.
(2)	Source: A.M. Best Aggregate & Averages — Property/Casualty, United States & Canada (2014 Edition) statutory basis.

INVESTMENTS

Our investment portfolio serves as the primary  resource for loss payments and secondly as a source of income to support operations. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on growing book value through total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we have a diversified investment portfolio which distributes credit risk across many issuers and a policy that limits aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our growth in book value.

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investments include fixed income debt securities, common stock equity securities and exchange traded funds (ETFs). During 2014, the majority of available cash flows were invested in fixed income securities. Our equity allocation decreased to 21 percent of the overall portfolio. During the year, we initiated investments in a low income housing tax credit partnership and membership stock in the Federal Home Loan Bank of Chicago, which are included in other invested assets. At the end of the year, these two investments represented less than one percent of the total portfolio.  As of December 31, 2014, 84 percent of the fixed income portfolio was rated A or better and 62 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. During the fourth quarter we sold our final remaining fixed income security that was classified as held-to-maturity.

Aggregate maturities for the fixed-income portfolio as of December 31, 2014, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2015	$19,128	$19,147	$19,368	$19,368
2016	25,355	25,931	26,245	26,245
2017	40,949	41,832	43,231	43,231
2018	38,633	39,207	42,410	42,410
2019	109,144	112,597	117,260	117,260
2020	105,272	110,192	113,426	113,426
2021	185,669	193,719	199,649	199,649
2022	96,067	99,611	103,060	103,060
2023	79,359	83,711	86,481	86,481
2024	78,063	82,963	85,191	85,191
2025	57,810	63,897	65,970	65,970
2026	50,270	53,929	56,086	56,086
2027	55,110	62,668	65,715	65,715
2028	30,770	34,764	36,196	36,196
2029	25,870	28,956	30,054	30,054
2030 and later	4,300	4,742	4,973	4,973
Total excluding
Mtge/ABS/CMBS*	$1,001,769	$1,057,866	$1,095,315	$1,095,315

Mtge/ABS/CMBS*	$381,158	$390,338	$399,772	$399,772

Grand Total	$1,382,927	$1,448,204	$1,495,087	$1,495,087

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $66.3 million at year-end 2014. This total represented 3 percent of cash and invested assets, down from 4 percent the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators are required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each of the 50 states individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Because our insurance companies operate in all 50 states, we must comply with the individual insurance laws, regulations, rules and case law of each state, including those regulating the filing of insurance rates and forms. Each of our four insurance company subsidiaries is domiciled in Illinois, with the Illinois Department of Insurance as their principal insurance regulator.

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

Other regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers, and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly or more frequently if necessary) and periodic examinations.

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

In addition, state-level changes to the insurance regulatory environment are frequent, including changes caused by state legislation, regulations by the state insurance regulators and court rulings. State insurance regulators are members of the National Association of Insurance Commissioners (NAIC). The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for approval by state legislatures and insurance regulators. Such proposed laws and regulations cover areas including risk assessments, corporate governance and financial and accounting rules. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

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

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled (or, in some cases, having such substantial business that it is deemed to be commercially domiciled) in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ state of domicile (Illinois) or commercial domicile, if any, and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

In addition to monitoring our existing regulatory obligations, we are also monitoring developments in the following areas to determine the potential effect on our business and to comply with our legal obligations.

FEDERAL LEGISLATION / REGULATION

The U.S. insurance industry is not currently subject to any significant federal regulation and instead is regulated principally at the state level. However, the federal Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and creation of the Federal Insurance Office (summarized below) include elements that affect the insurance industry, insurance companies and public companies such as ours.

The Sarbanes-Oxley Act established several significant corporate governance-related laws and Security and Exchange Commission (SEC) regulations applicable to public companies. The Dodd-Frank Act created significant changes in regulatory structures of banking and other financial institutions, created new governmental agencies (while merging and removing others), increased oversight of financial institutions and enhanced regulation of capital markets. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies such as ours.

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of Treasury, has limited authority and no direct regulatory authority over the business of insurance. FIO’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data and representation of the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company. Many aspects of the Dodd-Frank Act affecting our company will be implemented over time by various federal agencies, including the SEC. Full implementation is expected to take several more years. We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment, any FIO initiatives and any other federal legislation impacting our company.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which is expected to streamline insurance agent/broker licensing.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act; and international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether we or any of our affiliates knowingly engaged in certain specified activities identified in that law. For the year 2014, neither we nor our affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

LICENSES AND TRADEMARKS

We enter into various license arrangements with third parties and vendors on a regular basis for various goods and services. For example, we have license agreements with third parties for a variety of services, including natural catastrophe modeling, policy management, claims processing, producer management and accounting/financial management.

We hold a  U.S. federal service mark registration of our corporate logo “RLI” and several other company service marks and trademarks with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property nationwide from deceptively similar use. The duration of these registrations is 10 years, unless renewed. We monitor our trademarks and service marks and protect them from unauthorized use as necessary.

EMPLOYEES

As of December 31, 2014, we employed a total of 882 associates. Of the 882 total associates, 33 were part-time and 849 were full-time.

FORWARD LOOKING STATEMENTS

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by us. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors and are subject to various risks, uncertainties and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.” Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	Competitive pressures impacting our ability to retain business at an adequate rate,
•	Rising levels of loss costs that we cannot anticipate at the time we price our coverages,
•	Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,
•	Changes in the level of private and government-related reinsurance capacity and
•	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities.

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

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. Since the Northridge, California earthquake in 1994, most of our CAT-related claims have resulted from hurricanes and other seasonal storms such as tornadoes and hail storms.

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and may include terrorist events. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses. In addition, CAT claims costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, the effects of inflation and the growth of our workers compensation business could also increase the severity of claims from CAT events in the future.

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

As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. And even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase—which could increase the volatility of our results—or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments—especially CAT-exposed risks—which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Funds remaining after paying expenses and claims remain invested and are included in retained earnings. The value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or operating results of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, including a change in company-specific risk premium above a risk free rate, government monetary policies, liquidity of holdings and general economic conditions. These fluctuations may, in turn, negatively impact our financial condition and impair our ability to raise capital, if needed.

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

We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

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

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2014. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley, RIC and CBIC (group-rated).  Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins., Mt. Hawley and RIC. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

As an insurance company, we are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state in which we do business, relate to, among other things:

•	Approval of policy forms and premium rates,
•	Standards of solvency, including risk-based capital measurements,
•	Licensing of insurers and their producers,
•	Restrictions on agreements with our large revenue-producing agents,
•	Cancellation and non-renewal of policies,
•	Restrictions on the nature, quality and concentration of investments,
•	Restrictions on the ability of our insurance company subsidiaries to pay dividends to us,
•	Restrictions on transactions between insurance company subsidiaries and their affiliates,
•	Restrictions on the size of risks insurable under a single policy,
•	Requiring deposits for the benefit of policyholders,
•	Requiring certain methods of accounting,
•	Periodic examinations of our operations and finances,
•	Prescribing the form and content of records of financial condition required to be filed and
•	Requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could fine us, preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business as currently conducted.

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulator (Illinois), as a public company we are also subject to the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange, each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Illinois, where we and our four insurance company subsidiaries are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security, crop insurance and terrorism risk insurance laws. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. Providing suitable succession planning for such positions is also important. If we cannot attract or retain top-performing executive officers, underwriters and other employees, if the quality of their performance decreases, or if we fail to implement succession plans for our key staff, we may be unable to maintain our current competitive position in the markets in which we operate and be unable to expand our operations into new markets.

We are an insurance holding company and, therefore, may not be able to receive adequate or timely dividends from our insurance subsidiaries.

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

Provisions of our articles of incorporation and by-laws, as well as applicable Illinois law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

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

We rely on multiple computer systems to issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on RLI premises. Any of these systems may be exposed to unplanned interruption, unreliability, intrusion and data breaches.

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected and continue to take steps to ensure they are protected against cyber-security risks, we cannot guarantee that such problems will never occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could impair our profitability.

We may not be able to effectively start up or integrate a new product opportunity.

Our ability to grow our business depends, in part, on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model. New product launches as well as business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.

Access to capital and market liquidity may adversely affect our ability to take advantage of business opportunities as they arise.

Our ability to grow our business depends in part on our ability to access capital when needed. We cannot predict capital market liquidity or the availability of capital. We also cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions and their combined impact on our industry, business and investment portfolios. If our company needs capital but cannot raise it, our business and future growth could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own five commercial buildings on our 23 acre corporate campus in Peoria, Illinois. Our primary building is a two-story 77,000 square foot office building, which serves as our corporate headquarters. Located on the same campus is a 24,000 square foot building, which is used by two branch offices of RLI Ins., and a 15,000 square foot office building. In addition, we own a 26,000 square foot multi-story building used for record storage and a 12,000 square foot building used for furniture and equipment storage.

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

As previously reported in our 10-Q Quarterly Report for the quarter ended September 30, 2014, in July 2014 the Belmont Massachusetts Contributory Retirement System filed a putative shareholder class action and derivative lawsuit against RLI Corp. and its Board of Directors in Illinois state court. In December 2014 we reached a  settlement on terms we believe are favorable and in the best interests of the company and its shareholders. The proposed settlement, which is subject to final court approval, included submitting proposed amendments of our equity incentive plans to a shareholder vote at our upcoming 2015 annual shareholder meeting, and payment to plaintiff’s counsel of legal fees in an amount to be awarded by the court but not to exceed $350,000.  In February 2015, prior to the court hearing for final approval of the settlement, an objection to the settlement was filed. The court proceedings in this matter are ongoing. While it is not possible to predict the ultimate disposition of this matter and whether it will be resolved consistent with the proposed settlement, we believe the outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Investor Information:

TRADING AND DIVIDEND INFORMATION

	Closing Stock Price			Dividends
2014	High	Low	Ending	Declared
1st Quarter	$47.76	$40.31	$44.24	$0.17
2nd Quarter	46.17	42.20	45.78	0.18
3rd Quarter	46.53	42.74	43.29	0.18
4th Quarter	50.54	42.98	49.40	3.18

	Closing Stock Price			Dividends
2013	High	Low	Ending	Declared
1st Quarter	$36.11	$32.44	$35.93	$0.16
2nd Quarter	38.21	34.96	38.21	0.17
3rd Quarter	43.71	38.77	43.71	0.17
4th Quarter	51.77	42.37	48.69	1.67

RLI common stock trades on the New York Stock Exchange under the symbol RLI. RLI has paid dividends for 154 consecutive quarters and increased dividends in each of the last 39 years. In December 2014 and 2013, RLI paid special cash dividends of $3.00 and $1.50 per share, respectively, to shareholders as of the record date. As of February 11, 2015, there were 829 registered holders of the Company’s common stock.

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P P&C Index.

		2009	2010	2011	2012	2013	2014

RLI	~~--------------~~	$100	114	173	168	265	291
S&P 500	••••••••••••••••	$100	115	117	136	180	205
S&P 500 P&C Index	— — —	$100	109	109	130	180	209

Assumes $100 invested on December 31, 2009, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 23.8%, S&P 500: 15.4%, and S&P 500 P&C Index: 15.9%.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b) Not applicable.

(c) Our common stock repurchase program, which authorized us to repurchase up to $100 million of our Company’s common stock, was initially approved by our board of directors on May 3, 2007. On November 14, 2007, our board of directors increased the previously announced repurchase program by $100 million, for a total of $200 million of our common stock. In the second quarter of 2010, we completed our $200 million share repurchase program. On May 6, 2010, our Board of Directors implemented a new $100 million share repurchase program. We did not repurchase any shares during 2014. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.    Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the 5 years ended December 31, 2014.

(amounts in thousands, except per share data and ratios)	2014	2013		2012		2011		2010

OPERATING RESULTS
Gross premiums written	$863,848	843,195		784,799		702,107		636,316
Consolidated revenue	$775,165	705,601		660,774		619,169		583,424
Net earnings	$135,445	126,255		103,346		126,598		128,197
Comprehensive earnings(1)	$170,801	119,112		129,191		147,931		146,778
Net cash provided from operating activities	$123,085	134,966		36,240	(8)	117,991	(8)	100,235

FINANCIAL CONDITION
Total investments and cash	$1,964,285	1,922,058		1,840,881		1,900,288		1,803,021
Total assets	$2,775,542	2,740,310		2,644,632		2,654,834		2,480,399
Unpaid losses and settlement expenses	$1,121,040	1,129,433		1,158,483		1,150,714		1,173,943
Total debt	$149,625	149,582 (7)		100,000		100,000		100,000
Total shareholders’ equity	$845,062	828,966		796,363		792,634		769,151
Statutory surplus(2)	$849,297	859,221		684,072		710,186		732,379

SHARE INFORMATION(3)
Net earnings per share:
Basic	$3.15	2.95		2.44		3.00		3.05
Diluted	$3.09	2.90		2.39		2.95		3.02
Comprehensive earnings per share:(1)
Basic	$3.97	2.79		3.04		3.51		3.49
Diluted	$3.90	2.74		2.99		3.45		3.46
Cash dividends declared per share:
Ordinary	$0.71	0.67		0.63		0.60		0.58
Special(4)	$3.00	1.50		2.50		2.50		3.50
Book value per share(4)	$19.61	19.29		18.73		18.73		18.34
Closing stock price(4)	$49.40	48.69		32.33		36.43		26.29
Stock Split		200%	(3)
Weighted average shares outstanding:
Basic	43,020	42,744		42,431		42,156		42,040
Diluted	43,819	43,514		43,160		42,869		42,482
Common shares outstanding	43,103	42,982		42,525		42,324		41,929

OTHER NON-GAAP FINANCIAL INFORMATION(5)(6)

Net premiums written to statutory surplus(2)	83%	78%		87%		77%		66%
GAAP combined ratio(6)	84.5	83.1		89.0		79.6		80.4
Statutory combined ratio(2)(6)	84.1	82.2		88.0		79.1	(9)	81.4

(1)	See note 1.P to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.
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
(4)

In 2014, RLI Corp. declared and paid a special cash dividend of $3.00 per share, which totaled $129.3 million. Special dividends were also declared and paid in each of the previous four years, totaling $64.5 million, $106.3 million, $105.8 million and $146.7 million for 2013, 2012, 2011 and 2010, respectively. The special dividends produced corresponding decreases to book value per share and our stock price.
(5)	See page 37 for information regarding non-GAAP financial measures.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. underwrites selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. As a specialty insurance company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our oil and gas surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for the 19th consecutive year in 2014, averaging an 87.4 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime, a specialty E&S insurance company, has also enhanced overall returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products and commercial umbrella coverages, as well as package business and other specialty coverages, such as professional liability and workers compensation for office-based professionals. We offer fidelity and crime coverage for commercial insureds and select financial institutions and recently expanded our casualty offerings to include medical and healthcare professional liability coverage in the excess and surplus market. We also assume select casualty business for excess and surplus accounts through our quota share reinsurance agreement with Prime. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

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

While rates generally improved over the past few years, many coverages experienced flat or declining prices during 2014. Excess capital in the market impacted the rate environment, and 2014 represented the second consecutive year without a natural catastrophe significant to the industry. As a result, the insurance marketplace remains very competitive. Despite these challenges, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

BUSINESS DEVELOPMENT

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime, an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company that distributes its products through a network of wholesale brokers and specializes in hard-to-place risks.

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

All decisions regarding our best estimate of ultimate loss and LAE reserves are made by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the chief executive officer, chief operating officer, chief financial officer, chief actuary, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our overall reserve levels at December 31, 2014, make a reasonable provision to meet our future obligations.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2014.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of three categories. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. During 2014, we sold our remaining debt securities classified as held-to-maturity. During 2013, we sold our remaining debt securities classified as trading.

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

For mortgage-backed securities and asset-backed securities that have significant unrealized loss positions and major rating agency downgrades, credit impairment is assessed using a cash flow model that estimates likely payments using security-specific collateral and transaction structure. All of our mortgage-backed and asset-backed securities remain AAA-rated by one of the major rating agencies and the fair value is not significantly less than amortized cost.

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

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $775.2 million for 2014, compared to $705.6 million for 2013 and $660.8 million in 2012.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2014	2013	2012
Net premiums earned	$687,375	$630,802	$576,571
Net investment income	55,608	52,763	58,831
Net realized investment gains	32,182	22,036	25,372
Total consolidated revenue	$775,165	$705,601	$660,774

Consolidated revenue increased 10 percent in 2014, following 7 percent increases in 2013 and 2012. Premiums earned from insurance operations improved for each of the past three years, while investment income also increased during 2014, reversing a trend of moderate declines seen in recent periods. Net premiums earned increased 9 percent in 2014, after advancing 9 percent and 7 percent in 2013 and 2012, respectively. Increased retentions and reduced reinsurance costs have each contributed to the improved results. Premium growth for 2014 was driven by a number of products across our portfolio, as newer product initiatives continued to gain scale and certain established product lines also posted increases. From a segment standpoint, the bulk of the growth during the year was attributable to our casualty segment, where investments in expansion made during recent years has made the most notable impact. With regard to pricing, rates were flat for 2014 on an overall basis. The first half of the year was marked by excess capital in the marketplace, driven by an absence of significant natural catastrophes in 2013 and an influx of alternative capital. This led to reduced reinsurance prices, which resulted in cost savings as we renewed our major property and casualty reinsurance treaties in early 2014. The pressure on reinsurance rates ultimately impacted primary market pricing as well. As a result, positive momentum that existed early in the year gave way to flattening prices as the year progressed. Rates related to catastrophe-exposed coverages in our property segment, however, declined significantly as 2014 represented the second consecutive year of abnormally low natural catastrophe activity. Investment income increased by 5 percent in 2014. The increase was primarily due to a larger invested asset base for most of the year. Additionally, an allocation to higher yielding fixed income securities contributed modestly to the increase. We recorded net realized investment gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activities were the result of normal portfolio rebalancing, as well as raising cash to support special dividends paid in each of the last three years.

NET EARNINGS	Year ended December 31,
(in thousands)	2014	2013	2012
Underwriting income	$107,019	$106,793	$63,593
Net investment income	55,608	52,763	58,831
Net realized investment gains	32,182	22,036	25,372
Debt interest	(7,438)	(8,095)	(6,050)
Corporate expenses	(10,222)	(8,746)	(7,867)
Investees earnings	12,338	10,915	8,853
Pretax earnings	$189,487	$175,666	$142,732
Income tax expense	(54,042)	(49,411)	(39,386)
Net earnings	$135,445	$126,255	$103,346

Net earnings increased for the second consecutive year in 2014, after declining in 2012. Results for 2014 reflected both positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. Much like in 2013, a benign catastrophe season and an absence of significant hurricane activity benefited earnings. Catastrophe losses in 2014 and 2013 related primarily to spring storm activity and totaled $7.2 million and $10.0 million, respectively. By comparison, 2012 included a much greater impact from catastrophes, as losses related to Hurricane Sandy, Hurricane Isaac and spring storms amounted to $35.0 million. In total, underwriting income was $107.0 million in 2014, compared to $106.8 million in 2013 and $63.6 million in 2012. Our ability to continue to produce underwriting income, at levels which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate us from the broader insurance market by ensuring appropriate risk selection and pricing of both new and renewal business and can serve to slow the pace of deterioration in underwriting results. Since our products must be priced before the ultimate loss costs are known, it may take several years to know if pricing was adequate or inadequate. Inadequate pricing may lead to adverse loss development in future periods. In 2014, we experienced $64.8 million in favorable development in prior accident years’ reserves, compared to favorable development of $72.5 million in 2013 and $64.6 million in 2012. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Operating earnings refers to net earnings excluding after-tax net realized investment gains. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate bonus targets. Bonus and profit sharing-related expenses attributable to the favorable reserve developments totaled $10.6 million, $11.2 million and $8.9 million for 2014, 2013 and 2012, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2014, 2013 and 2012 increases were $1.1 million, $1.2 million and $4.2 million, respectively, in reductions to bonus and profit-sharing earned due to losses associated with natural catastrophe activity.

Equity in earnings of unconsolidated investees totaled $12.3 million in 2014, increasing for the third consecutive year. This amount includes $12.0 million from Maui Jim, which posted increased sales volume in each of the last three years as a result of continued investments in their business. The combination of increased sales and improved margins resulted in a 10 percent increase in earnings for 2014. The remaining $0.3 million of equity in earnings of unconsolidated investees relates to Prime, a specialty E&S insurance company. Our equity investment in Prime occurred in the first quarter of 2014. Further discussion of the investment in Prime can be found in note 13 to the consolidated financial statements with Item 8, Financial Statement and Supplementary Data.

RLI INSURANCE GROUP

The industry again benefited from a very light catastrophe year in 2014. Pricing momentum slowed during 2014, a contrast from steady improvements experienced in recent years, with rates generally flat on an overall basis. While flat overall, the direction and magnitude of rate changes has varied across our product portfolio. The most noteworthy pricing movements related to catastrophe exposed coverages in our property segment, which sustained double-digit declines in response to competitive pressures in this market. Abnormally low natural catastrophe activity over the past two years and an abundance of capital in the market have been the primary drivers of declining prices for these coverages. Positive pricing trends have been experienced for certain product lines elsewhere in our product portfolio, including umbrella, marine, transportation and specialty personal coverages. In our surety segment, rates remained flat in 2014 as competitive pressures persist in this market. Despite challenging market conditions in 2014, we have managed to grow our top line. Expansion efforts and new product initiatives over the past several years, including our crop reinsurance program, have played a significant role in overall premium production, totaling approximately $250 million, $220 million and $190 million in gross premiums written in 2014, 2013 and 2012, respectively. Excluding premiums from crop, newer initiatives have accounted for approximately 20 percent of gross premiums written in each of the past three years. The top line impact of crop is noteworthy as our crop reinsurance relationship will expire over the next year due to the acquisition of the cedant. While we expect gross premiums written from crop business to decrease from approximately $50 million in 2014 to $10 million in 2015, the impact on underwriting income is expected to be minimal. Gross premiums written, as reflected in the table that follows, increased 2 percent in 2014 after advancing 7 percent in 2013 and 12 percent in 2012. On a net basis, premiums increased 6 percent in 2014 and outpaced growth in gross premiums written due to cost savings realized on our 2014 reinsurance renewals. During the first half of 2014, we renewed all material reinsurance treaties which resulted in over $16.0 million of annual savings. Net premium growth outpaced gross premiums written growth in 2013 as well, as we increased retentions on certain casualty products where pricing trends were positive.

Across our segments, casualty has been the biggest driver of our growth with gross premiums written advancing in each of the past three years. Premiums increased 6 percent in 2014, following significant growth in 2013 and 2012. Improved pricing for many casualty coverages and new product offerings resulted in premium growth of 17 percent and 20 percent, respectively, for 2013 and 2012. Within our property segment, premium decreased 4 percent in 2014, following a 3 percent decline in 2013 and a 4 percent increase in 2012. Increased competition, rate declines and re-underwriting efforts have served to limit premium production in this book. Gross premiums written from our surety segment increased 4 percent in 2014 after being flat in 2013 and up 7 percent in 2012. While the surety market continues to be highly competitive, our growth is reflective of the CBIC acquisition and other expansion initiatives.

Our underwriting income and combined ratios are displayed in the following tables. For each of our segments, solid underwriting results were bolstered by favorable development in prior accident years’ loss reserves in each of the last three years. The property segment experienced reduced levels of catastrophe losses in 2014 and 2013, following more significant activity in 2012. The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN
(DIRECT & ASSUMED)	Year ended December 31,
(in thousands)	2014	2013	2012
Casualty	$482,846	$456,953	$391,639
Property	262,457	272,723	279,726
Surety	118,545	113,519	113,434
Total	$863,848	$843,195	$784,799

UNDERWRITING INCOME
(in thousands)	2014	2013	2012
Casualty	$45,941	$55,592	$25,439
Property	32,918	27,604	11,692
Surety	28,160	23,597	26,462
Total	$107,019	$106,793	$63,593

COMBINED RATIO	2014	2013	2012
Casualty	88.0	82.8	90.5
Property	83.4	86.2	94.3
Surety	73.8	77.9	75.1
Total	84.5	83.1	89.0

The following table further summarizes revenues by major coverage type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2014	2013	2012
CASUALTY
Commercial and personal umbrella	$100,420	$85,532	$68,287
General liability	80,820	81,427	84,985
Commercial transportation	58,911	50,287	34,701
Professional services	58,327	42,063	28,018
P&C package business	35,371	30,603	28,497
Executive products	18,915	19,123	17,198
Medical professional liability	15,943	8,626	25
Other casualty	13,398	6,361	5,986
Total	$382,105	$324,022	$267,697

PROPERTY
Commercial property	$80,719	$76,939	$74,197
Marine	49,235	57,122	56,367
Crop reinsurance	28,293	31,421	24,506
Specialty personal	26,627	16,308	12,022
Property reinsurance	12,756	15,770	27,021
Other property	146	2,581	8,289
Total	$197,776	$200,141	$202,402

SURETY
Miscellaneous	$39,026	$38,131	$39,299
Contract	26,592	27,176	26,329
Commercial	25,778	23,133	22,107
Oil and gas	16,098	18,199	18,737
Total	$107,494	$106,639	$106,472
Grand total	$687,375	$630,802	$576,571

Casualty

Casualty gross premiums written of $482.8 million were up 6 percent in 2014, following an increase of 17 percent in 2013 and 20 percent in 2012. While growth within the segment has slowed relative to recent years, newer product initiatives continue to broaden our product offerings and geographic footprint. Our professional services group posted $74.2 million in gross premiums written, up 24 percent from the prior year. Since its launch in 2009, this business has continued to achieve year over year growth, most recently due to expanding its product offerings and broadening its target market. In 2013 and 2012, premiums from this book also advanced, up 38 percent and 30 percent, respectively. P&C package premiums totaled $42.0 million, a 14 percent increase from the prior year, as we continued our efforts to expand geographically. This business was added with the acquisition of CBIC in 2011 and premiums have continued to grow post-acquisition. Premiums from this coverage totaled $37.0 million for 2013 and $33.7 million for 2012. Other newer products have also contributed to growth during the year, including security guards coverages, which grew 30 percent, and our new assumed casualty reinsurance business (Prime), which posted gross premiums written of $10.2 million. This business relates to the reinsurance agreement that accompanied our minority investment in Prime, which occurred in the first quarter of 2014.

On an overall basis, pricing for many casualty coverages was less favorable in 2014, as positive rate momentum slowed during the year. For our more mature product offerings, in particular, this made top line growth challenging. Umbrella premiums declined 2 percent in 2014, following consecutive years of solid growth in 2013 and 2012. Rates for commercial umbrella, which were up nearly 15 percent on average during those periods of growth, leveled off during 2014. Transportation premiums also decreased slightly during the year, down 1 percent to $71.7 million. The decline in transportation follows a 56 percent increase achieved during 2013 and a 16 percent increase in 2012. Prior to 2012, this book sustained several consecutive years of decline in response to competitive pressures and weak economic conditions, which reduced the revenues upon which insured premiums are based. Premiums from executive products totaled $50.3 million, slightly improved from prior year, despite a 1 percent decline in rates for these coverages during 2014. In 2013 and 2012, executive products premiums advanced 4 percent and 9 percent, respectively. For general liability, historically our largest product in this segment, gross premiums were flat at $83.0 million in 2014, after declining 11 percent in 2013 and increasing 4 percent in 2012. While premiums during this three year period were favorably impacted by modest price increases, re-underwriting efforts on habitational business, particularly in 2013, negatively impacted the top line. During 2012 and 2013, the habitational component of the general liability book sustained adverse loss experience. Re-underwriting efforts in 2013 led to non-renewal of certain policies and rate increases on others. Prior to re-underwriting, the habitational component represented nearly 50 percent of general liability revenue in 2012. By the end of 2013, this percentage had declined to nearly 25 percent. The increased rates and improved mix of business has resulted in improved current accident year underwriting results in each of the past two years.

On an overall basis, net premium growth outpaced the growth achieved in gross premiums written in each of the last two years. In 2014, net premiums written advanced $33.4 million (9 percent) while gross premiums advanced $25.9 million (6 percent). The increased retention is due to cost savings realized during our 2014 reinsurance renewal. In 2013, net premiums written advanced 28 percent while gross premiums advanced 17 percent due largely to increased retentions at our 2013 casualty reinsurance renewal. Given improved pricing on business we underwrite and overall volume growth, particularly in umbrella, we increased retentions on certain casualty products in 2013.

Underwriting income for the casualty segment was $45.9 million in 2014, compared to $55.6 million in 2013 and $25.4 million in 2012. These results translated into combined ratios of 88.0, 82.8 and 90.5 for 2014, 2013 and 2012, respectively. Favorable development on prior accident years’ loss reserves totaled $52.8 million, $61.8 million and $40.4 million, for 2014, 2013 and 2012, respectively. In each of these years, actuarial studies indicated that cumulative experience attributable to many casualty coverages for mature accident years was lower than carried reserves, due to favorable loss frequency and severity trends, resulting in the release of reserves. We believe these improved trends are due in part to the quality of our underwriters’ risk selection, which has served to offset prior year rate declines and an assumed increase in loss cost trends. In 2014, favorable development was experienced across multiple products. A majority of this favorable development was attributable to accident years 2007 through 2013, with more recent years representing a larger portion of the release. Similarly in 2013, favorable development was experienced across multiple products. Accident years 2005 through 2012 accounted for the majority of favorable experience in 2013. In 2012, favorable development was concentrated in accident years 2007 through 2010.

The segment’s loss ratio was 52.1 in 2014, compared to 45.9 in 2013 and 53.8 in 2012. While each year benefited from varying degrees of favorable reserve development on prior accident years, the results also reflect lower current accident year loss ratios relative to previous years. In 2013, modest rate increases, relatively benign loss cost inflation and an improved mix of business resulted in a reduction to the current accident year loss ratio of over 3 points. We have maintained this level of performance on the 2014 current accident year loss ratio. These results follow a 1 point improvement in 2012, which was also driven by an improved rate environment and a shift in mix of business toward lower loss producing products. The expense ratio for the casualty segment was 35.9 in 2014, compared to 36.9 in 2013 and 36.7 in 2012. During each of these periods, we continued to invest in expansion and new product initiatives. Increased revenue from these investments has resulted in improved expense leverage and a lower trending expense ratio.

Property

Gross premiums written in the property segment decreased by 4 percent in 2014 after decreasing 3 percent in 2013 and increasing 4 percent in 2012. Property segment premiums have been pressured by increased competition and re-underwriting actions taken during recent years, which have combined to cause declines for many property coverages. Certain products, however, have provided top-line growth, which partially offset the overall decline seen in 2014. The largest increase was from our recreational vehicle product, which we launched late in the fourth quarter of 2012. Gross written premiums from this book increased $4.6 million, or 40 percent from 2013, the first full year of operations. Property coverages that experienced premium decreases in 2014 included our marine, commercial property and reinsurance products. Gross premiums written for marine declined in each of the past two years, down 10 percent in 2014 and 7 percent in 2013, after increasing 2 percent in 2012. The decline in marine is due to re-underwriting efforts on the cargo and inland marine books, which included exiting certain unprofitable accounts and increasing rates on others. Overall, these efforts were successful, as marine achieved rate increases of 5 percent and 9 percent in 2014 and 2013, respectively. While premium declined on a full year basis for 2014, production improved in the latter part of the year, reversing the trend of declines seen in recent periods. The re-underwriting of marine business was completed in the second half of 2014.

Commercial property declined 3 percent in 2014 and 2013 after increasing 4 percent in 2012. The 2014 results reflect significant rate declines during the year for catastrophe exposed coverages as an abundance of capital has impacted both reinsurance and primary pricing. Our crop reinsurance business declined 6 percent in 2014, posting premiums of $50.3 million, compared to $53.4 million in 2013 and $35.5 million in 2012. Gross premium growth was significant in 2013 as we increased our participation in the treaty with coverages concentrated in the Midwest. On a net basis, however, premium growth was less dramatic as two-thirds of the premium assumed under the second treaty was ceded to another reinsurance partner. As previously noted, we expect reduced premiums from this business going forward. In late 2014, we received a notice of cancellation on the largest portion of our assumed crop business along with notice of a 50 percent reduction on our remaining coverage. Gross and net premiums of approximately $10 million are expected for 2015, which represents a sizable decrease from recent levels. The impact of this change on underwriting income, however, is expected to be minimal. For other property reinsurance, excluding crop, gross premiums declined to $13.1 million in 2014, down from $16.1 million in 2013 and $37.8 million in 2012. A majority of business assumed in our other property reinsurance program is catastrophe exposed and is viewed as complementary and diversifying for our catastrophe strategy employed within our commercial property product. Where experience is adverse or pricing is deemed inadequate, as occurred in 2014 and 2013, underperforming or underpriced accounts are non-renewed. In addition, our exit from pet insurance in late 2012 negatively impacted premium in 2014 and 2013. Pet insurance contributed $5.0 million in gross premiums written in 2012.

Underwriting income was $32.9 million in 2014, compared to $27.6 million in 2013 and $11.7 million in 2012. The segment’s results translated into combined ratios of 83.4, 86.2 and 94.3 for 2014, 2013 and 2012, respectively. While all three periods were impacted by spring storm losses, the results for 2014 and 2013 reflected an absence of hurricane activity. Results for 2014 included $4.7 million in spring storm losses and $0.3 million in losses related to earthquake activity in Napa Valley, which occurred during the third quarter. Favorable development on prior accident years’ reserves, primarily from marine, partially offset these losses and improved underwriting results for the segment by $1.1 million. Results were positive from a current accident year standpoint, as well as re-underwriting efforts on marine and other assumed coverages led to a nearly 3 point improvement in the current accident year loss ratio.

Results for 2013 included $9.9 million in losses from spring storms, but were devoid of hurricane losses. In addition, results for 2013 were negatively impacted by increased loss activity on marine property coverages, specifically cargo and inland marine. Underwriting actions were taken to increase rates across both coverages, as well as exiting certain underperforming accounts. Partially offsetting these adverse impacts, commercial fire losses remained low and favorable development on prior accident years added $7.3 million to underwriting income. Approximately half of this benefit related to reductions in prior years’ hurricane reserves. The remainder can be attributed to continued positive emergence on marine liability and protection & indemnity coverages. For 2012, underwriting results included elevated natural catastrophe and weather-related losses that impacted our commercial property, marine, crop and other reinsurance coverages. Incurred losses from spring storms totaled $15.9 million in 2012, while losses and reinstatement premiums from Hurricanes Sandy and Isaac served to reduce income by an additional $18.1 million. In addition, widespread drought conditions across the United States resulted in our crop coverages posting $2.0 million in increased underwriting loss on the 2012 reinsurance contracts, when compared to the 2013 reinsurance contract. Partially offsetting these adverse impacts was $16.8 million in favorable development on prior accident years’ reserves. This benefit was due to $12.1 million in positive emergence on marine liability and protection & indemnity coverages. Reserves related to prior year hurricane and storm losses within commercial property and crop coverages also developed favorably in 2012 and accounted for the balance of favorable development within this segment.

The segment’s loss ratio was 45.3 in 2014 compared to 48.1 in 2013 and 57.2 in 2012. The improved result for 2014 related to the aforementioned 3 point decline in the current accident year loss ratio, while increased hurricane and storm activity accounted for the higher loss ratio in 2012. The expense ratio for the property segment was 38.1 in each of the last two years, compared to 37.1 in 2012. Over the three year period, expenses have trended upward slightly due to continued investment in expansion and marginal declines in net premiums earned.

Surety

Gross premiums written for surety increased 4 percent in 2014, after being flat in 2013 and increasing 7 percent in 2012. The addition of CBIC amplified growth in 2012, its first full year of production, while all periods were influenced by underwriter additions and geographic expansion. Commercial surety was the primary driver of growth during 2014, increasing 15 percent to $30.4 million, due, in part, to writing additional bonds for our existing accounts. Contract surety also improved, up 3 percent. Commercial and contract surety have increased top line production in each of the past three years. Miscellaneous surety increased 3 percent in 2014, after falling 1 percent in the prior year and increasing 11 percent 2012. Partially offsetting this growth was oil and gas surety, which declined 9 percent in 2014 and 5 percent in 2013, after being flat in 2012. Falling energy prices in recent periods have impacted premium from this product. On an overall basis, premium within the segment continues to be challenged by increased competition from new entrants into this market.

Underwriting income totaled $28.2 million in 2014, compared to $23.6 million in 2013 and $26.5 million in 2012. The segment’s results translated into combined ratios of 73.8, 77.9 and 75.1 for 2014, 2013 and 2012, respectively. The segment’s loss ratio was 7.3 in 2014, compared to 13.8 in 2013 and 11.1 in 2012. Underwriting performance for each of these years reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. While all three years benefited from favorable development, the amount in 2014 was $7.5 million higher than in 2013. This increase resulted in the reduced loss ratio in 2014. Results for 2014 were also impacted by $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. The expense ratio for the segment was 66.5 in 2014, compared to 64.1 in 2013 and 64.0 in 2012. The increase in 2014 was due to the combined effect of shifts in mix toward products with higher acquisition expense rates, increased commissions and the impact of the above-mentioned reinstatement premium.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2014, net investment income increased by 5 percent. The increase was primarily due to a larger invested asset base for most of the year. Additionally, an allocation to some higher yielding fixed income securities contributed modestly to the increase. The average annual yields on our investments were as follows for 2014, 2013 and 2012:

	2014	2013	2012
PRETAX YIELD
Taxable (on book value)	3.58%	3.66%	3.75%
Tax-exempt (on book value)	2.79%	2.70%	2.76%
Equities (on fair value)	2.83%	2.95%	3.18%

AFTER-TAX YIELD
Taxable (on book value)	2.33%	2.38%	2.44%
Tax-exempt (on book value)	2.64%	2.56%	2.61%
Equities (on fair value)	2.43%	2.53%	2.73%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities are subject to our corporate tax rate of 35.0 percent, our tax-exempt municipal securities are subject to a tax rate of 5.3 percent and our dividend income is generally subject to a tax rate of 14.2 percent. During 2014, the average after-tax yield on the taxable fixed income portfolio declined to 2.3 percent from 2.4 percent in 2013, while the average after-tax yield on the tax-exempt portfolio increased slightly.

The fixed income portfolio increased by $54.4 million during the year as unrealized gains increased due to declining interest rates and operating cash flows contributed to net purchases. During 2014, the portfolio experienced net realized gains of $4.0 million and ended 2014 with net unrealized gains of $46.9 million. The tax-adjusted total return on a mark-to-market basis was 6.5 percent. During 2014, our equity portfolio decreased by $8.0 million to $410.6 million.

During 2014, our equity portfolio experienced net realized gains of $29.5 million and ended 2014 with net unrealized gains of $217.1 million. The total return for the year on the equity portfolio was 14.7 percent.

Our investment results for the last five years are shown in the following table:

						Tax
						Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net	Net Realized	Unrealized	Avg.	Avg.
	Invested	Investment	Gains	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	(Losses) (3)	(3)(4)	Assets	Assets
2010	1,827,761	66,799	23,243	28,695	6.5%	6.8%
2011	1,851,654	63,681	17,036	32,855	6.1%	6.3%
2012	1,870,584	58,831	25,372	39,855	6.6%	6.9%
2013	1,881,470	52,763	22,036	(10,923)	3.4%	3.7%
2014	1,943,172	55,608	32,182	55,180	7.4%	7.7%
5-yr Avg.	$1,874,928	$59,536	$23,974	$29,132	6.0%	6.3%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $32.2 million in net investment gains in 2014. Included in this number is $29.5 million in net realized gains in the equity portfolio, $4.0 million in net realized gains in the fixed income portfolio and $1.3 million in other net realized losses. In 2013, we realized $22.0 million in net investment gains. Included in this number is $21.5 million in net realized gains in the equity portfolio, $1.3 million in net realized gains in the fixed income portfolio and $0.8 million in other net realized losses. In 2012, we realized $25.4 million in net investment gains. We realized $15.1 million in net realized gains in the equity portfolio, $13.2 million in net realized gains in the fixed income portfolio and $2.9 million in net realized losses inclusive of an impairment of a long-lived asset.

We regularly evaluate the quality of our investment portfolio. When we determine that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We did not recognize any OTTI losses during 2014 or 2013. During 2012, we recognized $1.2 million in impairment losses. All losses were taken during the second quarter on equity securities we no longer had the intent to hold.

As of December 31, 2014, we held four securities in our equity portfolio that were in unrealized loss positions. The total unrealized loss on these securities was $1.0 million. With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 258 positions at an unrealized loss as of December 31, 2014. Of these 258 securities, 49 have been in an unrealized loss position for 12 consecutive months or longer and represent $1.7 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2014.

INVESTMENTS

We maintain a diversified investment portfolio with an 80 percent fixed income and 20 percent equity target. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical equity allocation. As of December 31, 2014, the portfolio had a fair value of $2.0 billion, an increase of $42.2 million from the end of 2013.

We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value. For additional information, see notes 1 and 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

As of December 31, 2014, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or
	Amortized		Unrealized	% of Total
Asset Class	Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$6,385	$6,747	$362	0.3%	AA
Corporate	543,183	562,690	19,507	28.7%	BBB
Agency MBS	256,443	264,468	8,025	13.5%	AA
ABS/CMBS**	133,894	135,304	1,410	6.9%	AAA
Non-U.S. govt & agency	9,862	10,665	803	0.5%	A
U. S. government	33,668	33,788	120	1.7%	AA
Municipal	464,769	481,425	16,656	24.5%	AA
Total fixed income	$1,448,204	$1,495,087	$46,883	76.1%	AA
Equities	$193,535	$410,642	$217,107	20.9%
Short-term investments	$16,339	$16,339	$—	0.8%
Other invested assets	11,597	11,597	—	0.6%
Cash	30,620	30,620	—	1.6%
Total portfolio	$1,700,295	$1,964,285	$263,990	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 76 percent of our total 2014 portfolio compared to 75 percent in 2013. As of December 31, 2014, the fair value of our fixed income portfolio consisted of 17 percent AAA-rated securities, 45 percent AA-rated securities, 22 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 17 percent AAA-rated securities, 46 percent AA-rated securities, 25 percent A-rated securities and 11 percent BBB-rated securities in 2013.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2014, our fixed income portfolio’s duration was 4.6 years.

Our equity portfolio had a fair value of $410.6 million at December 31, 2014, entirely classified as available-for-sale. Equities comprised 21 percent of our total 2014 portfolio, down from 22 percent in 2013. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a focus on dividend income. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2014, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
Corporate - financial	$—	$11,156	$126,455	$48,375	$11,904	$—	$197,890
All other corporate	—	18,131	125,671	87,166	74,462	—	305,430
Corporate financial - private placements	—	11,242	17,859	4,317	—	—	33,418
All other corporate - private placements	—	5,132	10,027	10,793	—	—	25,952
U.S. government & agency (GSE)	—	40,535	—	—	—	—	40,535
Non-U.S. government & agency	—	5,505	3,120	2,040	—	—	10,665
Municipal	129,216	305,412	45,602	—	—	1,195	481,425
Structured:
GSE - RMBS	$—	$242,823	$—	$—	$—	$—	$242,823
Non-GSE RMBS - prime	—	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—	—
ABS - utility	11,417	—	—	—	—	—	11,417
ABS - credit cards	12,380	—	—	—	—	—	12,380
ABS - auto loans	17,265	—	—	—	—	—	17,265
All other ABS	3,015	1,479	—	—	—	—	4,494
GSE - CMBS	—	21,645	—	—	—	—	21,645
CMBS	83,683	6,065	—	—	—	—	89,748
CDOs/CLOs	—	—	—	—	—	—	—
Total	$256,976	$669,125	$328,734	$152,691	$86,366	$1,195	$1,495,087

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2014
Planned amortization class	$41,231	$41,320	16%
Sequential	21,812	21,645	8%
Pass-throughs	193,400	201,503	76%
Total	$256,443	$264,468	100%

2013
Planned amortization class	$39,339	$38,259	16%
Sequential	16,472	16,167	6%
Pass-throughs	187,621	189,990	78%
Total	$243,432	$244,416	100%

Our allocation to agency mortgage-backed securities totaled $264.5 million as of December 31, 2014. MBS represented 18 percent of the fixed income portfolio compared to $244.4 million or 17 percent of that portfolio as of December 31, 2013.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2014, all of the securities in our MBS portfolio were rated AA+ and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2014, the MBS portfolio contained 76 percent of pure pass-throughs compared to 78 percent as of December 31, 2013. An additional 16 percent of the MBS portfolio was invested in planned amortization class CMOs (PACs), the same as 2013. CMO PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2014
CMBS	$88,509	$89,748	66%
Auto	17,266	17,265	13%
Business	1,493	1,479	1%
Equipment	3,030	3,015	2%
Utility	11,402	11,417	9%
Credit card	12,194	12,380	9%
Total	$133,894	$135,304	100%

2013
CMBS	$88,113	$87,510	82%
Auto	7,514	7,516	7%
Business	—	—	—%
Equipment	—	—	—%
Utility	4,979	5,065	5%
Credit card	6,149	6,218	6%
Total	$106,755	$106,309	100%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans and residential or commercial mortgages. As of December 31, 2014, ABS/CMBS investments were $135.3 million (9 percent) of the fixed income portfolio, compared to $106.3 million (7 percent) as of December 31, 2013. The entire ABS/CMBS portfolio was rated AA or higher as of December 31, 2014. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. All of our collateralized securities carry the highest credit rating by one or more major rating agency and continue to pay according to contractual terms. We had $0.4 million in unrealized losses in this asset class as of December 31, 2014.

Municipal Fixed Income Securities

As of December 31, 2014, municipal bonds totaled $481.4 million (32 percent) of our fixed income portfolio, compared to $522.7 million (36 percent) as of December 31, 2013. We decreased our allocation to the sector as tax-exempt municipal spreads tightened throughout the year. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2014, approximately 49 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 51 percent were revenue based. Ninety percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2014, our corporate debt portfolio totaled $562.7 million (38 percent) of the fixed income portfolio compared to $526.0 million (37 percent) as of December 31, 2013. Our allocation to the corporate debt portfolio increased during the year as we initiated an investment allocation to high-yield credit. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. The corporate debt portfolio has an overall quality rating of BBB, diversified among 378 issues.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2014, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	unrealized
(in thousands)	Cost	Fair Value	Gains	losses
Bonds:
Corporate - financial	$187,436	$197,890	$11,306	$(852)
All other corporate	299,447	305,430	9,311	(3,328)
Financials - private placements	31,187	33,418	2,231	—
All other corporate - private placements	25,113	25,952	849	(10)
Total	$543,183	$562,690	$23,697	$(4,190)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2014, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,147	$19,368
Due after one year through five years	219,567	229,146
Due after five years through 10 years	570,196	587,807
Due after 10 years	248,956	258,994
Mtge/ABS/CMBS*	390,338	399,772
Total fixed income	$1,448,204	$1,495,087

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2014, our equity portfolio totaled $410.6 million (21 percent) of the investment portfolio, compared to $418.7 million (22 percent) as of December 31, 2013. Our common stock portfolio decreased in the normal course of rebalancing the position throughout the year. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, the S&P 500 Index, and the S&P 500 Utilities Index. No one fund makes up more than 50 percent of the ETF allocation, and the philosophy mirrors that of the actively managed equity portfolio, with a preference for dividend income and lower anticipated volatility than the market (as measured by the S&P 500). We did not recognize any impairment losses in the equity portfolio during 2014 or 2013.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2014, including fair value, cost basis and unrealized gains and losses:

				Net
			% of Total	Unrealized
(in thousands)	Cost Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$15,592	$32,288	7.9%	$16,696
Consumer staples	13,096	36,414	8.9%	23,318
Energy	11,464	27,252	6.6%	15,788
Financials	22,284	43,632	10.6%	21,348
Healthcare	5,586	25,294	6.2%	19,708
Industrials	17,024	35,285	8.6%	18,261
Information technology	16,488	32,053	7.8%	15,565
Materials	2,220	7,053	1.7%	4,833
Telecommunications	7,062	13,964	3.4%	6,902
Utilities	34,466	67,551	16.4%	33,085
ETFs	48,253	89,856	21.9%	41,603
Total	$193,535	$410,642	100.0%	$217,107

INTEREST AND CORPORATE EXPENSE

We incurred $7.4 million of interest expense on outstanding debt during 2014, compared to $8.1 million in 2013 and $6.0 million in 2012. We completed a public debt offering in October 2013, issuing $150.0 million in senior notes, and used a portion of the proceeds to repay $100.0 million in senior notes that were originally set to mature in January 2014. Due to the timing of the transaction settlements associated with the new debt issuance and repayment of the 2014 notes, our weighted average debt balance was slightly higher in 2013, resulting in the higher interest expense. At December 31, 2014 and 2013, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. At December 31, 2012, our long-term debt consisted of $100.0 million in senior notes that paid interest semi-annually at the rate of 5.95 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2014, 2013 and 2012, we exceeded the required return, resulting in the accrual of executive bonuses. Excluding this variable component tied to performance, other general corporate expenses increased in 2014 due in part to increased shareholder-related expenses, including costs associated with the stock-split and higher legal fees associated with corporate litigation arising in 2014. In 2013 and 2012, other general corporate expenses were flat.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality polarized sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company, and as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2014, we recorded $12.0 million in earnings from this investment compared to $10.9 million in 2013 and $8.9 million in 2012. Sunglass sales were up 14 percent in 2014, after increasing 6 percent in 2013 and 4 percent in 2012. Improved cost of sales also benefited earnings in 2014.

In 2014, 2013 and 2012, we received dividends from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime, an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company that distributes its products through a network of wholesale brokers and specializes in hard-to-place risks. Our investment in Prime was $5.7 million at December 31, 2014 and we recorded $0.3 million in investee earnings during the year. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $10.2 million of gross premiums written and $5.3 million of net premiums earned during the year.

INCOME TAXES

Our effective tax rates were 28.5 percent, 28.1 percent and 27.6 percent for 2014, 2013 and 2012, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2014 was higher than 2013 due to an increase in net realized gains on investments along with a slight increase in underwriting income.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Special dividends paid to the ESOP in 2014, 2013 and 2012 resulted in tax benefits of $3.6 million, $1.7 million and $2.9 million, respectively. These tax benefits reduced the effective tax rate for 2014, 2013 and 2012 by 1.9 percent, 1.0 percent and 2.0 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2014, 2013 and 2012, we received a $6.6 million, $13.2 million and $6.6 million dividend from Maui Jim, respectively. In accordance with GAAP guidelines on income taxes, we recognized a $1.8 million, $3.7 million and $1.8 million tax benefit for 2014, 2013 and 2012 respectively. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 1.0 percent, 2.1 percent and 1.3 percent reduction to the 2014, 2013 and 2012 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

In addition, our pretax earnings in 2014 included $25.3 million of investment income that is partially exempt from federal income tax, compared to $24.5 million and $22.7 million in 2013 and 2012, respectively.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to us. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $785.9 million at December 31, 2014, from $774.5 million as of December 31, 2013. This reflects incurred losses of $296.6 million in 2014 offset by paid losses of $285.2 million compared to incurred losses of $259.8 million offset by $283.9 million paid in 2013. The overall increase in our net loss and LAE reserves between 2014 and 2013 was small, but there were changes by segment as discussed in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) were both subject to the same influences that affected net reserves and behaved similarly. Total gross and ceded loss and LAE reserves decreased to $1.12 billion and $335.1 million, respectively, at December 31, 2014, from $1.13 billion and $354.9 million, respectively, at December 31, 2013.

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

(in thousands)	2014	2013	2012
Operating cash flows	$123,085	$134,966	$36,240
Investing cash flows (uses)	22,771	(101,932)	52,352
Financing cash flows (uses)	(154,705)	(37,879)	(125,462)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. Operating cash flows in 2012 are lower than 2013 and 2014 largely due to the return of a $50.0 million cash deposit that was being held for a commercial surety customer in lieu of a letter of credit. During 2014 and 2012, the majority of cash flows were used in financing activities, due largely to the payment of special dividends. Financing cash flows noted in the above table include special dividends totaling $129.3 million, $64.5 million and $106.3 million for 2014, 2013 and 2012, respectively.  In 2013, cash flows also reflect a net financing cash inflow related to our public debt offering.

We have entered into certain contractual obligations that require us to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2014.

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$311,710	$412,831	$201,409	$195,090	$1,121,040
Long-term debt	—	—	—	150,000	150,000
Operating leases	4,810	6,815	3,677	4,621	19,923
Total	$316,520	$419,646	$205,086	$349,711	$1,290,963

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $335.1 million at December 31, 2014, compared to $354.9 million in 2013.

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

At December 31, 2014, we had cash, short-term investments and other investments maturing within one year of approximately $66.3 million and an additional $253.1 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the year ended December 31, 2014, no amounts were outstanding on the revolving line of credit.

Additionally, during the third quarter of 2014, two of our insurance companies, RLI Ins. and Mt. Hawley, became members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System will provide both companies access to an additional source of liquidity via a secured lending facility. According to our current membership, aggregate borrowing capacity is approximately $40 million at year end. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2014, no amounts were outstanding with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have generated positive operating cash flow for more than 20 consecutive years. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 19 consecutive years.

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
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2014, our portfolio had a carrying value of $2.0 billion. Portfolio assets at December 31, 2014, increased by $42.2 million, or 2 percent, from December 31, 2013.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in an equity portfolio. As of December 31, 2014, 49 percent of our shareholders’ equity was invested in equities, compared to 51 percent at December 31, 2013 and 47 percent at December 31, 2012.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2014, our capital structure consisted of $149.6 million in 10-year maturity senior notes (long-term debt) and $845.1 million of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2014.

In December 2012, we filed a universal shelf registration statement with the SEC for the potential offering and sale of securities, including debt and equity securities. The shelf registration facilitated our $150.0 million public debt offering completed in October 2013. The shelf registration will expire in December 2015.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2014, our holding company had $845.1 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $46.7 million in liquid assets, which approximates annual holding company expenditures.  Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2014, 2013 and 2012, our principal insurance subsidiary paid ordinary dividends totaling $185.0 million, $40.0 million and $13.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. While no extraordinary dividends were paid in 2014 or 2013, our principal insurance subsidiary sought and received regulatory approval in 2012, prior to the payment of extraordinary dividends totaling $125.0 million. As of December 31, 2014, $53.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

Our 155th consecutive dividend payment was declared in February 2015 and will be paid on March 20, 2015, in the amount of $0.18 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2015

As we look ahead to 2015, our outlook has not changed significantly from 2014. The insurance market continues to be a very crowded space with increased pressure from new entrants and alternative capital. Top-line growth is difficult under these conditions, and we will continue to emphasize risk selection and underwriting profit over premium growth. The economic recovery has not been as robust as in previous cycles. While volatile commodity prices continue to impact our risk appetite in the energy segment, a moderate uptick in construction and increases in payroll and shipping has created new business opportunities and the potential for increased premium from our insureds. The lack of significant catastrophe activity continues to pressure rates on property business. We expect a stable to slightly softening rate environment on an overall portfolio basis.

Recent loss trends continued to be more muted than longer-term averages. We will focus on selective growth and controlling expenses without sacrificing service where we can in 2015. We will continue to look for additional underwriting talent and companies to acquire that fit our underwriting culture. We will remain a destination for rational underwriters and talented claim staff. We anticipate adding underwriters, additional classes or business units in niche segments of the insurance market. We expect our expansions in 2014, including healthcare liability, assumed E&S business, small programs and coverage enhancements to our package products, to have a larger impact on the top line over the long run. At the beginning of 2015, we renewed our major property and casualty reinsurance treaties, which resulted in savings of approximately $7.0 million from improved reinsurance rates, while we expanded some coverages. This follows several years of improvements in terms and conditions. We expect a more stable reinsurance market through the remainder of 2015.

CASUALTY

The casualty segment achieved growth in the professional liability and package products in 2014. These products were launched in 2009-2010 and we have expanded product offerings and classes of business since that time. We initially targeted design professionals and achieved good penetration within our targeted market. This growth has begun to moderate. Other professional classes and the related P&C coverages are expected to continue growing, as we only recently made these products available on a nationwide basis. The package business we purchased through CBIC grew in 2014, and we expect this trend to continue as we expand geographically and nurture those additional producer relationships. Our E&S casualty, transportation, medical professional and executive products coverages saw increased competition and flattening rates in 2014. We do not anticipate anything in the market to counteract that trend in 2015. In the fourth quarter, we expanded further into healthcare liability with a team focused on long-term care and hospital liability. Overall, we expect moderate growth in this segment in 2015.

While the market remains very competitive, we will continue to focus on risk selection. We expect pricing to remain flat across most of our casualty portfolio and loss trends to remain below long-term averages. Growth will be weighted toward specialty admitted lines, where expected underwriting margins are lower than in our E&S coverages. The change in mix will challenge our ability to maintain similar underwriting margins in 2015.

PROPERTY

The property market is the most competitive of our three segments, due largely to the diversified catastrophe component within this segment. Alternative capital that continues to provide cheaper capacity to the (re)insurance community, particularly in Florida, has affected primary pricing. We experienced a decrease in exposure and premium in our difference in condition and earthquake portfolios during 2014. Our wind and fire business remained relatively flat. Based on market conditions, we do not expect growth in our E&S Property book. Our marine business has refocused on key classes and we expect measured, profitable growth in 2015. The recreational vehicles program, which was launched in 2012, experienced heightened loss activity in 2014. We implemented rate increases and expect a flat top line, as some insureds will choose to purchase coverage elsewhere. Finally, our crop reinsurance relationship will expire over the next year. In 2014, we recorded $50.3 million and $28.3 million of gross and net premium, respectively. With our cedant under new ownership, our participation has been greatly reduced. We will assume approximately $10.0 million of gross and net premium in 2015. We expect this will be the last year of this assumed reinsurance agreement.

We added two small production sources in 2014 involving E&S homeowners and catastrophe coverage for builders’ risk policies. Despite these new ventures and the recovery in marine, we do not expect to overcome the decrease in production from the crop business. Premium will likely decrease by more than 10 percent in the property segment in 2015. With the underwriting changes that have been implemented in our fire, marine and recreational vehicle business and the reduction in the underperforming crop business, we expect a slightly improved underwriting margin in 2015, barring significant catastrophe activity. Overall, we expect the property market to remain crowded and competitive in the year ahead.

SURETY

The surety segment has grown materially over the last few years as we added underwriters in all business units: miscellaneous, commercial, energy and contract surety. In addition, we purchased CBIC in 2011, which expanded our footprint in the western states. The success in 2014 was largely driven by commercial surety where, despite increased competition, we were able to write additional bonds for current accounts and add some new accounts. Our energy-focused unit offset some of this growth, as they became very selective in light of challenging market conditions. Our underwriters required collateral or declined accounts where the company’s financial status deteriorated as a result the reduction in energy prices. We also recognize global economic conditions could impact the U.S. economy and pressure contractors that have overextended their resources. We see these trends continuing into 2015, which will put pressure on energy and contract surety’s top line. We continue to see new entrants to the market and competitors offering increased capacity. We expect a flat top line in 2015, but with our continued underwriting discipline, we would expect similar underwriting margins.

INVESTMENTS

Capital markets and the U.S. macroeconomic environment were heavily influenced by external factors in 2014. The year began with a harsh winter landscape that put a significant strain on GDP potential and resulted in an outright contraction for the first quarter. Worldwide, a slower growth trajectory materialized for emerging markets and developed economies in Europe and Japan. By October, crude oil prices were in precipitous decline on incremental worldwide supply, which translated into lower gasoline costs by the fourth quarter. All of this accumulated in a low level of inflation and renewed monetary policy accommodation from global central banks. In the U.S., however, domestic growth was strong enough by the second half of the year that the Federal Reserve suspended the extraordinary measures associated with quantitative easing. The Federal Open Market Committee, which sets the federal funds target interest rate, is in the early stages of normalizing U.S. monetary policy, the timing of which will remain data dependent but is expected to begin in mid-2015.

Sluggish global growth, a decline in European government bond yields and a preference for U.S. dollar assets increased the demand for long U.S. Treasuries, which limited the potential for yields to rise in 2014. The bellwether 10 year Treasury yield ended 2014 at 2.17 percent, down 0.86 percent from year end 2013. Uncertainty propelled enough market volatility by the fourth quarter that risk premiums rose for many fixed income asset classes. The most pronounced volatility was concentrated in securities related to the energy sector. Despite wider credit spreads, fixed income securities experienced price appreciation above expectations for the year on the decline in rates across the yield curve. Equities were a significant contributor as well, with the low rate environment boosting demand for stocks.

The United States remains one of the strongest world economies as we look forward, and we believe that our portfolio should be well positioned if growth continues to accelerate. The employment picture continues to be positive, although wage growth has been limited. And while lower gas prices should support the consumer, the strength of the U.S. dollar will be a headwind for multinational companies. Although capital markets may remain more volatile than the year ago period, the portfolio will continue to support operations through current income and contribute to long-term growth in book value via our low beta equity strategy. The near term yield environment will be challenging, and we expect little investment income growth over the next twelve months.

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

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2014 and 2013, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for nearly ten years.

EQUITY PRICE RISK

Equity price risk is the potential that we will incur economic loss due to the decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio has a beta of 0.9 in comparison to the S&P 500 with a beta of 1.0. This lower beta statistic reflects our long-term emphasis on maintaining a value-oriented, dividend-driven investment philosophy for our equity portfolio.

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2014. Listed on each table is the December 31, 2014, fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we sold our remaining trading securities during 2013. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2014, our fixed income portfolio had a fair value of $1.5 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2014, levels with all other variables held constant. Such scenarios would result in decreases in the fair value of the fixed income portfolio of $68.4 million and $137.1 million, respectively.

As of December 31, 2014, our equity portfolio had a fair value of $410.6 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $35.9 million and $71.8 million, respectively.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

TABLE 1

Effect of a 100-basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/14 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,495,087	$(68,368)	$—
Equity securities	410,642	—	(35,900)
Total non-trading	$1,905,729	$(68,368)	$(35,900)

TABLE 2

Effect of a 200-basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/14 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,495,087	$(137,112)	$—
Equity securities	410,642	—	(71,799)
Total non-trading	$1,905,729	$(137,112)	$(71,799)

TABLE 3

Effect of a 100-basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/14 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,495,087	$62,983	$—
Equity securities	410,642	—	35,900
Total non-trading	$1,905,729	$62,983	$35,900

TABLE 4

Effect of a 200-basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/14 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,495,087	$106,122	$—
Equity securities	410,642	—	71,799
Total non-trading	$1,905,729	$106,122	$71,799

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2014	2013
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,448,204 in 2014 and $1,431,049 in 2013)	$1,495,087	$1,440,052
Held-to-maturity, at amortized cost (fair value - $0 in 2014 and $687 in 2013)	—	651
Equity securities available-for-sale, at fair value (cost - $193,535 in 2014 and $218,848 in 2013)	410,642	418,654
Short-term investments, at cost which approximates fair value	16,339	23,232
Other invested assets	11,597	—
Cash	30,620	39,469
Total investments and cash	$1,964,285	$1,922,058
Accrued investment income	$14,629	$15,710
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $14,245 in 2014 and $13,328 in 2013	154,573	152,509
Ceded unearned premiums	53,961	60,407
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $13,049 in 2014 and $14,239 in 2013	335,106	354,924
Deferred policy acquisition costs, net	65,123	61,508
Property and equipment, at cost, net of accumulated depreciation of $34,365 in 2014 and $41,491 in 2013	42,549	40,261
Investment in unconsolidated investees	60,046	49,793
Goodwill and intangibles	72,695	74,876
Other assets	12,575	8,264
Total assets	$2,775,542	$2,740,310

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,121,040	$1,129,433
Unearned premiums	401,412	392,081
Reinsurance balances payable	38,013	47,334
Funds held	51,481	61,656
Income taxes - deferred	82,285	57,801
Bonds payable, long-term debt	149,625	149,582
Accrued expenses	63,148	59,596
Other liabilities	23,476	13,861
Total liabilities	$1,930,480	$1,911,344

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,032,929 shares in 2014 and 65,912,638 shares in 2013, and outstanding 43,102,715 shares in 2014 and 42,982,424 shares in 2013)	$66,033	$65,913
Paid in capital	213,737	208,705
Accumulated other comprehensive earnings, net of tax	171,383	136,027
Retained earnings	786,908	811,320
Deferred compensation	13,769	11,562
Treasury stock, at cost (22,930,214 shares in 2014 and 2013)	(406,768)	(404,561)
Total shareholders’ equity	$845,062	$828,966
Total liabilities and shareholders’ equity	$2,775,542	$2,740,310

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net premiums earned	$687,375	$630,802	$576,571
Net investment income	55,608	52,763	58,831
Net realized investment gains	32,182	22,036	26,528
Other-than-temporary-impairment losses on investments	—	—	(1,156)
Consolidated revenue	$775,165	$705,601	$660,774
Losses and settlement expenses	$296,609	$259,801	$271,645
Policy acquisition costs	229,283	210,651	196,362
Insurance operating expenses	54,464	53,557	44,971
Interest expense on debt	7,438	8,095	6,050
General corporate expenses	10,222	8,746	7,867
Total expenses	$598,016	$540,850	$526,895
Equity in earnings of unconsolidated investees	12,338	10,915	8,853
Earnings before income taxes	$189,487	$175,666	$142,732
Income tax expense:
Current	$48,596	$43,346	$35,605
Deferred	5,446	6,065	3,781
Income tax expense:	$54,042	$49,411	$39,386
Net earnings	$135,445	$126,255	$103,346

Other comprehensive earnings (loss), net of tax	35,356	(7,143)	25,845
Comprehensive earnings	$170,801	$119,112	$129,191

Basic:
Net earnings per share	$3.15	$2.95	$2.44
Comprehensive earnings per share	$3.97	$2.79	$3.04

Diluted:
Net earnings per share	$3.09	$2.90	$2.39
Comprehensive earnings per share	$3.90	$2.74	$2.99

Weighted average number of common shares outstanding
Basic	43,020	42,744	42,431
Diluted	43,819	43,514	43,160

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2012	42,324,274	$792,634	$65,254	$195,161	$117,325	$807,893	$10,445	$(403,444)
Net earnings	—	$103,346	$—	$—	$—	$103,346	$—	$—
Other comprehensive earnings, net of tax	—	25,845	—	—	25,845	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	661	(661)
Stock option excess tax benefit	—	1,471	—	1,471	—	—	—	—
Exercise of stock options	200,974	6,104	201	5,903	—	—	—	—
Dividends paid ($3.13 per share)	—	(133,037)	—	—	—	(133,037)	—	—
Balance, December 31, 2012	42,525,248	$796,363	$65,455	$202,535	$143,170	$778,202	$11,106	$(404,105)
Net earnings	—	$126,255	$—	$—	$—	$126,255	$—	$—
Other comprehensive earnings, net of tax	—	(7,143)	—	—	(7,143)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	456	(456)
Stock option excess tax benefit	—	6,310	—	6,310	—	—	—	—
Exercise of stock options	457,176	318	458	(140)	—	—	—	—
Dividends paid ($2.17 per share)	—	(93,137)	—	—	—	(93,137)	—	—
Balance, December 31, 2013	42,982,424	$828,966	$65,913	$208,705	$136,027	$811,320	$11,562	$(404,561)
Net earnings	—	$135,445	$—	$—	$—	$135,445	$—	$—
Other comprehensive earnings, net of tax	—	35,356	—	—	35,356	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	2,207	(2,207)
Stock option excess tax benefit	—	1,766	—	1,766	—	—	—	—
Exercise of stock options	120,291	3,386	120	3,266	—	—	—	—
Dividends paid ($3.71 per share)	—	(159,857)	—	—	—	(159,857)	—	—
Balance, December 31, 2014	43,102,715	$845,062	$66,033	$213,737	$171,383	$786,908	$13,769	$(406,768)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$135,445	$126,255	$103,346
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment gains	(32,182)	(22,036)	(25,372)
Depreciation	4,557	3,765	3,145
Other items, net	10,818	13,104	7,732
Change in:
Accrued investment income	1,081	(1,307)	(538)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(2,064)	(13,154)	(14,859)
Reinsurance balances payable	(9,321)	3,375	(6,902)
Funds held	(10,175)	5,023	(53,922)
Ceded unearned premium	6,446	12,785	(11,563)
Reinsurance balances recoverable on unpaid losses	19,818	4,960	(6,079)
Deferred policy acquisition costs	(3,615)	(9,164)	(239)
Accrued expenses	3,552	9,663	(8,950)
Unpaid losses and settlement expenses	(8,393)	(29,050)	7,769
Unearned premiums	9,331	22,735	28,079
Income taxes
Current	(155)	5,966	14,536
Deferred	5,446	6,065	3,781
Stock option excess tax benefit	(1,766)	(6,310)	(1,471)
Changes in investment in unconsolidated investees:
Undistributed earnings	(12,338)	(10,915)	(8,853)
Dividends received	6,600	13,200	6,600
Net proceeds from trading portfolio activity	—	6	—
Net cash provided by operating activities	$123,085	$134,966	$36,240

Cash flows from investing activities:
Purchase of:
Fixed income, held-to-maturity	$—	$—	$(25,078)
Fixed income, available-for-sale	(470,210)	(545,899)	(632,955)
Equity securities, available-for-sale	(18,088)	(31,010)	(34,113)
Short-term investments, net	—	—	(6,597)
Property and equipment	(7,121)	(17,531)	(15,292)
Acquisition of Rockbridge Underwriting Agency	—	—	(15,500)
Investment in equity method investee	(5,301)	—	—
Other	(5,534)	—	(400)
Proceeds from sale of:
Fixed income, held-to-maturity	654	—	—
Fixed income, available-for-sale	342,308	173,694	181,338
Equity securities, available-for-sale	72,869	73,982	78,315
Short-term investments, net	11,401	7,230	—
Property and equipment	276	1,492	684
Other	—	400	—
Proceeds from call or maturity of:
Fixed income, held-to-maturity	—	11,090	273,816
Fixed income, available-for-sale	101,517	224,620	248,134
Net cash provided by (used in) investing activities	$22,771	$(101,932)	$52,352

Cash flows from financing activities:
Stock option excess tax benefit	$1,766	$6,310	$1,471
Proceeds from stock option exercises	3,386	318	6,104
Proceeds from issuance of senior notes	—	149,571	—
Payment on senior notes	—	(99,504)	—
Debt issue costs paid	—	(1,437)	—
Cash dividends paid	(159,857)	(93,137)	(133,037)
Net cash used in financing activities	$(154,705)	$(37,879)	$(125,462)

Net decrease in cash	$(8,849)	$(4,845)	$(36,870)

Cash at beginning of year	$39,469	$44,314	$81,184

Cash at end of year	$30,620	$39,469	$44,314

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.DESCRIPTION OF BUSINESS

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

B.PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2013 and 2012 to conform to the classifications used in the current year.

C.ADOPTED ACCOUNTING STANDARDS

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

We elected to early adopt this ASU during 2014 in conjunction with our investment in Federal Low Income Housing Tax Credits. A discussion of our investment and the required disclosures of this accounting standards update are included in Note 2 to these consolidated financial statements.

D.PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of December 31, 2014.

E.	INVESTMENTS:

We classify our investments in all debt and equity securities into one of three categories: available-for-sale, held-to-maturity or trading.

AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities not included as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. All of our debt and equity securities are classified as available-for-sale.

HELD-TO-MATURITY SECURITIES

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Except for declines that are other-than-temporary, changes in the fair value of these securities are not reflected in the financial statements. During the fourth quarter we sold our remaining debt security classified as held-to-maturity. This security was to mature on February 1, 2015.

TRADING SECURITIES

Debt and equity securities purchased for short-term resale are classified as trading securities. These securities are reported at fair value with unrealized gains and losses included in earnings. During 2013, we sold our remaining debt securities classified as trading.

For the years ended December 31, 2014, 2013 and 2012, no securities were transferred from held-to-maturity to available-for-sale or trading.

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

F.CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost, which approximates fair value. We have not experienced losses on these instruments. Other invested assets includes an investment in a low income housing tax credit partnership, carried at amortized cost, and membership in the Federal Home Loan Bank Chicago, carried at cost.

G.REINSURANCE

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

H.POLICY ACQUISITION COSTS

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

I.PROPERTY AND EQUIPMENT

Property and equipment are presented at cost less accumulated depreciation and are depreciated on a straight-line basis for financial statement purposes over periods ranging from 3 to 10 years for equipment and up to 30 years for buildings and improvements.

J.INVESTMENT IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality polarized sunglasses, which is accounted for by the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company, RLI Corp., level as it is not core to our insurance operations. Our investment in Maui Jim was $54.3 million in 2014 and $49.8 million in 2013. In 2014, we recorded $12.0 million in investee earnings for Maui Jim, compared to $10.9 million in 2013 and $8.9 million in 2012. Maui Jim recorded net income of $30.7 million in 2014, $26.1 million in 2013 and $22.6 million in 2012. Additional summarized financial information for Maui Jim for 2014 and 2013 is outlined in the following table:

(in millions)	2014	2013
Total assets	$219.8	$193.5
Total liabilities	107.6	92.7
Total equity	112.2	100.8

Approximately $42.1 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2014. In 2014, 2013 and 2012, we received dividends of $6.6 million, $13.2 million and $6.6 million, respectively, from Maui Jim.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company that distributes its products through a network of wholesale brokers and specializes in hard-to-place risks. Our investment in Prime was $5.7 million at December 31, 2014 and we recorded $0.3 million in investee earnings during the year. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $10.2 million of gross premiums written and $5.3 million of net premiums earned during the year.

We perform annual impairment reviews of our investments in our unconsolidated investees, which considers current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $72.7 million at December 31, 2014. These assets relate to acquisition activity including our recent acquisitions of CBIC and Rockbridge Underwriting Agency (Rockbridge).

Goodwill and intangibles resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Of this $26.2 million, $25.6 million relates to goodwill and $0.6 million relates to an indefinite-lived intangible asset. Goodwill and intangible assets resulting from the CBIC acquisition in April 2011 totaled $30.6 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $7.5 million, which relates to state insurance licenses. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets in the second quarter of 2014. Based upon these reviews, none of the assets were impaired. However, a fair value amount for state insurance licenses was obtained during the fourth quarter from a merger and acquisition broker with expertise in providing valuations for fully-licensed P&C shell companies, triggering the need for an interim impairment analysis of CBIC’s licenses. The carrying cost of CBIC’s licenses exceeded the fair value and resulted in a $1.3 million impairment included as a net realized investment loss in the consolidated statement of earnings. There were no other triggering events that occurred as of December 31, 2014 that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $2.7 million, net of amortization, as of December 31, 2014.

The remaining $15.9 million of goodwill and intangibles relates to our purchase of Rockbridge in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.5 million relates to definite-lived intangible assets, net of amortization, as of December 31, 2014. Annual impairment testing was performed on this goodwill in the fourth quarter of 2014. Based upon this review, the asset was not impaired. In addition, as of December 31, 2014, there were no triggering events that occurred that would suggest an updated review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.9 million, $1.2 million and $1.0 million for 2014, 2013 and 2012, respectively.

L.UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, as happened during 2010 through 2014, when favorable experience primarily on casualty business led us to reduce our reserves. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2014, make a reasonable provision to meet our future obligations. See note 6 for a further discussion of unpaid losses and settlement expenses.

M.INSURANCE REVENUE RECOGNITION

Insurance premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums are calculated on a monthly pro rata basis.

N.INCOME TAXES

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

During 2013, the Internal Revenue Service (IRS) completed an examination of the income tax returns for the years 2010 and 2011, which produced no material change to net earnings. Although 2011 has been examined by the IRS, tax years 2011 through 2014 remain open and are subject to examination or re-examination.

As an insurance company, we are subject to minimal state income tax liabilities. On a state basis, since the majority of our income is from insurance operations, we pay premium tax in lieu of state income tax. Premium taxes are a component of policy acquisition costs and calculated as a percentage of gross premiums written.

O.EARNINGS PER SHARE

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2014
Basic EPS
Income available to common shareholders	$135,445	43,020	$3.15
Stock options	—	799
Diluted EPS
Income available to common shareholders and assumed conversions	$135,445	43,819	$3.09

For the year ended December 31, 2013
Basic EPS
Income available to common shareholders	$126,255	42,744	$2.95
Stock options	—	770
Diluted EPS
Income available to common shareholders and assumed conversions	$126,255	43,514	$2.90

For the year ended December 31, 2012
Basic EPS
Income available to common shareholders	$103,346	42,431	$2.44
Stock options	—	729
Diluted EPS
Income available to common shareholders and assumed conversions	$103,346	43,160	$2.39

P.COMPREHENSIVE EARNINGS

 Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, we used a 35 percent tax rate. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $19.0 million, $(3.8) million and $13.9 million for 2014, 2013 and 2012, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2014	2013	2012

Beginning balance	$136,027	$143,170	$117,325
Other comprehensive earnings before reclassifications	57,081	7,723	44,079
Amounts reclassified from accumulated other comprehensive earnings	(21,725)	(14,866)	(18,234)
Net current-period other comprehensive earnings (loss)	$35,356	$(7,143)	$25,845
Ending balance	$171,383	$136,027	$143,170

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2014	2013	2012	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$33,423	$22,871	$29,209	Net realized investment gains
	—	—	(1,156)	Other-than-temporary impairment (OTTI) losses on investments
	33,423	22,871	28,053	Earnings before income taxes
	(11,698)	(8,005)	(9,819)	Income tax expense
	$21,725	$14,866	$18,234	Net earnings

Q.FAIR VALUE DISCLOSURES

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

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMO and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMO and ABS are deemed Level 2.

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

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. The fair value of our long-term debt is discussed further in note 4. See note 13 for fair value of assets and liabilities acquired with Rockbridge.

R.STOCK-BASED COMPENSATION

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

S.RISKS AND UNCERTAINTIES:

Certain risks and uncertainties are inherent to our day-to-day operations and to the process of preparing our consolidated financial statements. The more significant risks and uncertainties, as well as our attempt to mitigate, quantify and minimize such risks, are presented below and throughout the notes to the consolidated financial statements.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2014, for this coverage, we had protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $325 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by us on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2014, these coverages were supported by $225 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain retentions by us in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2015. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Exposures

We are subject to environmental claims and exposures primarily through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we seek to mitigate or control the extent of this exposure on the vast majority of this business through the following methods: (1) our policies include pollution exclusions that have been continually updated to further strengthen them, (2) our policies primarily cover moderate hazard risks and (3) we began writing this business after the insurance industry became aware of the potential pollution liability exposure and implemented changes to limit its exposure to this hazard.

In 2009, as an extension of our excess and surplus lines general liability product, we expanded our offerings into low to moderate environmental liability exposures for small contractors and asbestos and mold remediation specialists. The business unit also provides limited coverage for individually underwritten underground storage tanks. We attempted to mitigate the overall exposure by focusing on smaller risks with low to moderate exposures. A large portion of this business is also offered on a claims-made basis with relatively low limits. We avoid risks that have large-scale exposures including petrochemical, chemical, mining, manufacturers and other risks that might be exposed to superfund sites. This business is covered under our casualty ceded reinsurance treaties. Since 2009, we have written a total of $13.0 million of premium from this new product extension with $3.7 million written in 2014.

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

Investment Risk

Our investment portfolio is subject to market, credit and interest rate risks. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is sensitive to movements in the market. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio with high-quality securities with varied maturities. Downturns in the financial markets could have a negative effect on our portfolio. However, we attempt to manage this risk through asset allocation, duration and security selection.

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

External Factors

Our insurance subsidiaries are highly regulated by the state in which they are incorporated and by the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments and regulate rates insurers may charge for various coverages. We are also subject to insolvency and guarantee fund assessments for various programs designed to ensure policyholder indemnification. We generally accrue an assessment during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2014, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s, financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2014	2013	2012
Interest on fixed income securities	$48,757	$45,870	$50,646
Dividends on equity securities	11,962	11,865	12,848
Interest on cash and short-term investments	7	23	15
Gross investment income	60,726	57,758	63,509
Less investment expenses	(5,118)	(4,995)	(4,678)
Net investment income	$55,608	$52,763	$58,831

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS
(in thousands)	2014	2013	2012
Net realized investment gains (losses):
Fixed income:
Available-for-sale	$3,955	$1,338	$12,965
Available-for-sale OTTI	—	—	—
Held-to-maturity	4	9	247
Trading	—	—	—
Equity securities	29,468	21,533	16,245
Equity securities OTTI	—	—	(1,156)
Other	(1,245)	(844)	(2,929)
Total	$32,182	$22,036	$25,372

Net changes in unrealized gains(losses) on investments:
Fixed income:
Available-for-sale	$37,880	$(75,228)	$23,643
Equity securities	17,300	64,305	16,212
Total	$55,180	$(10,923)	$39,855
Net realized investment gains (losses) and changes in unrealized gains (losses) on investments	$87,362	$11,113	$65,227

During 2014, we recorded $32.2 million in net realized gains along with a change in unrealized gains of $55.2 million. The majority of our net realized gains were due to sales of equity securities while the change in unrealized gains was due to increases in the fixed income and equity portfolios. For 2014, the net realized investment gains and changes in unrealized gains (losses) on investments totaled $87.4 million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2014
Available-for-sale	$342,308	$7,208	$(3,664)	$3,544
Held-to-maturity	654	4	—	4
Trading	—	—	—	—
Equities	72,869	29,794	(326)	29,468
2013
Available-for-sale	$173,694	$3,561	$(2,597)	$964
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	73,982	21,542	(9)	21,533
2012
Available-for-sale	$181,338	$11,208	$(43)	$11,165
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	78,315	19,755	(3,510)	16,245

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2014
Available-for-sale	$101,517	$414	$(3)	$411
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
2013
Available-for-sale	$224,620	$379	$(5)	$374
Held-to-maturity	11,090	9	—	9
Trading	1	—	—	—
2012
Available-for-sale	$248,134	$1,806	$(6)	$1,800
Held-to-maturity	273,816	247	—	247
Trading	—	—	—	—

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2014, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. agency	$—	$6,747	$—	$6,747
Corporate	—	562,690	—	562,690
Agency MBS	—	264,468	—	264,468
ABS/CMBS*	—	135,304	—	135,304
Non-U.S. govt. & agency	—	10,665	—	10,665
U.S. government	—	33,788	—	33,788
Municipal	—	481,425	—	481,425
Equity	410,642	—	—	410,642
Total available-for-sale securities	$410,642	$1,495,087	$—	$1,905,729

*Non-agency asset-backed & commercial mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2013, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. agency	$—	$10,298	$—	$10,298
Corporate	—	526,038	—	526,038
Agency MBS	—	244,416	—	244,416
ABS/CMBS*	—	106,309	—	106,309
Non-U.S. govt. & agency	—	13,678	—	13,678
U.S. government	—	17,303	—	17,303
Municipal	—	522,010	—	522,010
Equity	418,654	—	—	418,654
Total available-for-sale securities	$418,654	$1,440,052	$—	$1,858,706

*Non-agency asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014 and 2013. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2014 or 2013.

The amortized cost and estimated fair value of fixed income securities at December 31, 2014, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$19,147	$19,368
Due after one year through five years	219,567	229,146
Due after five years through 10 years	570,196	587,807
Due after 10 years	248,956	258,994
Mtge/ABS/CMBS*	390,338	399,772
Total available-for-sale	$1,448,204	$1,495,087

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2014, the net unrealized appreciation of available-for-sale fixed income and equity securities totaled $264.0 million pretax. At December 31, 2013, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $208.8 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income and equity securities as of December 31, 2014 and 2013:

2014	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$33,668	$33,788	$131	$(11)
U.S. agency	6,385	6,747	362	—
Non-U.S. govt. & agency	9,862	10,665	803	—
Mtge/ABS/CMBS*	390,337	399,772	11,222	(1,787)
Corporate	543,183	562,690	23,697	(4,190)
Municipal	464,769	481,425	16,789	(133)
Total fixed income	$1,448,204	$1,495,087	$53,004	$(6,121)
Equity securities	193,535	410,642	218,105	(998)
Total available-for-sale	$1,641,739	$1,905,729	$271,109	$(7,119)

Held-to-maturity:
Municipal	$—	$—	$—	$—
Total held-to-maturity	$—	$—	$—	$—

Trading**	$—	$—	$—	$—
Total	$1,641,739	$1,905,729	$271,109	$(7,119)

*Mortgage-backed, asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

2013	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$17,086	$17,303	$217	$—
U.S. agency	10,513	10,298	22	(237)
Non-U.S. govt. & agency	13,306	13,678	437	(65)
Mtge/ABS/CMBS*	350,187	350,725	8,188	(7,650)
Corporate	511,748	526,038	22,302	(8,012)
Municipal	528,209	522,010	6,495	(12,694)
Total fixed income	$1,431,049	$1,440,052	$37,661	$(28,658)
Equity securities	218,848	418,654	200,081	(275)
Total available-for-sale	$1,649,897	$1,858,706	$237,742	$(28,933)

Held-to-maturity:
Municipal	$651	$687	$36	$—
Total held-to-maturity	$651	$687	$36	$—

Trading**	$—	$—	$—	$—
Total	$1,650,548	$1,859,393	$237,778	$(28,933)

*Mortgage-backed, asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Unrealized losses in the collateralized securities bond portfolio decreased to $1.8 million in 2014 due to the decrease in interest rates during the year. All of our collateralized securities carry the highest credit rating by one or more major rating agency and continue to pay according to contractual terms.

For all fixed income securities at a loss at December 31, 2014, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Corporate Bonds

Unrealized losses in the corporate bond portfolio decreased to $4.2 million in 2014 from $8.0 million at the end of 2013 as interest rates decreased during the year. While these unrealized losses are not due to credit-specific issues, the energy sector experienced a shift in risk premiums higher near year-end; wider credit spreads in energy were largely due to a rapid decline in oil and a repricing of risk for related companies. The corporate bond portfolio has an overall rating of BBB.

Municipal Bonds

As of December 31, 2014, municipal bonds totaled $481.4 million with gross unrealized losses of $0.1 million, down from $12.7 of unrealized losses at the end of 2013. The decline was due to lower interest rates in conjunction with narrower risk premiums or tighter spreads when compared to last year. As of December 31, 2014, approximately 49 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 51 percent were revenue based. Ninety percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Unrealized losses in the equity portfolio increased $0.7 million to $1.0 million in 2014. Given our intent to hold and expectation of recovery to cost within a reasonable period of time, we do not consider any of our equities to be other-than-temporarily impaired.

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

The following table is also used as part of our impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2014, and December 31, 2013. The table segregates the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2014			December 31, 2013
		12 Mos.			12 Mos. &
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	Greater	Total
U.S. Government
Fair value	$4,416	$—	$4,416	$—	$—	$—
Cost or amortized cost	4,427	—	4,427	—	—	—
Unrealized Loss	$(11)	$—	$(11)	$—	$—	$—

U.S. Agency
Fair value	$—	$—	$—	$5,760	$—	$5,760
Cost or amortized cost	—	—	—	5,997	—	5,997
Unrealized Loss	$—	$—	$—	$(237)	$—	$(237)

Non-U.S. Government
Fair value	$—	$—	$—	$1,825	$—	$1,825
Cost or amortized cost	—	—	—	1,890	—	1,890
Unrealized Loss	$—	$—	$—	$(65)	$—	$(65)

Agency MBS
Fair value	$12,840	$61,534	$74,374	$118,283	$—	$118,283
Cost or amortized cost	12,947	62,803	75,750	124,034	—	124,034
Unrealized Loss	$(107)	$(1,269)	$(1,376)	$(5,751)	$—	$(5,751)

ABS/CMBS*
Fair value	$63,782	$11,616	$75,398	$54,115	$—	$54,115
Cost or amortized cost	64,084	11,725	75,809	56,014	—	56,014
Unrealized Loss	$(302)	$(109)	$(411)	$(1,899)	$—	$(1,899)

Corporate
Fair value	$123,617	$14,488	$138,105	$190,470	$2,245	$192,715
Cost or amortized cost	127,634	14,661	142,295	198,250	2,477	200,727
Unrealized Loss	$(4,017)	$(173)	$(4,190)	$(7,780)	$(232)	$(8,012)

Municipal
Fair value	$12,382	$19,019	$31,401	$309,407	$943	$310,350
Cost or amortized cost	12,411	19,123	31,534	322,095	949	323,044
Unrealized Loss	$(29)	$(104)	$(133)	$(12,688)	$(6)	$(12,694)

Subtotal, fixed income
Fair value	$217,037	$106,657	$323,694	$679,860	$3,188	$683,048
Cost or amortized cost	221,503	108,312	329,815	708,280	3,426	711,706
Unrealized Loss	$(4,466)	$(1,655)	$(6,121)	$(28,420)	$(238)	$(28,658)

Equity securities
Fair value	$10,837	$—	$10,837	$2,394	$—	$2,394
Cost or amortized cost	11,835	—	11,835	2,669	—	2,669
Unrealized Loss	$(998)	$—	$(998)	$(275)	$—	$(275)

Total
Fair value	$227,874	$106,657	$334,531	$682,254	$3,188	$685,442
Cost or amortized cost	233,338	108,312	341,650	710,949	3,426	714,375
Unrealized Loss	$(5,464)	$(1,655)	$(7,119)	$(28,695)	$(238)	$(28,933)

*Non-agency asset-backed & commercial mortgage-backed

As of December 31, 2014, we held four equity securities that were in unrealized loss positions. The total unrealized loss on these securities was $1.0 million. In considering both the significance and duration of the unrealized loss position, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 258 securities in an unrealized loss position as of December 31, 2014. Of these 258 securities, 49 have been in an unrealized loss position for 12 consecutive months or longer and represent $1.7 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2014, and 2013.

During 2014 and 2013, we did not recognize any impairment losses. There were $1.2 million in losses associated with OTTI of securities in 2012.

As required by law, certain fixed maturity investments amounting to $28.1 million at December 31, 2014, were on deposit with either regulatory authorities or banks.

Other Invested Assets

Other invested assets shown on the balance sheet as of December 31, 2014 include an investment in a low income housing tax credit partnership as well as membership stock in the Federal Home Loan Bank of Chicago (FHLBC). During 2014, we recorded an interest in a low income housing tax credit partnership totaling $10.0 million. The interest had a balance of $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.2 million during the year. Our investment in FHLBC stock totaled $1.8 million at the end of the year.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2014	2013	2012
Deferred policy acquisition costs (DAC), beginning of year	$61,508	$52,344	$52,105
Deferred:
Direct commissions	$142,887	$134,770	$129,765
Premium taxes	10,727	10,442	9,528
Ceding commissions	(20,483)	(20,186)	(29,010)
Net deferred	$133,131	$125,026	$110,283
Amortized	129,516	115,862	110,044
DAC/VOBA*, end of year	$65,123	$61,508	$52,344

Policy acquisition costs:
Amortized to expense - DAC	$129,346	$115,442	$107,482
Amortized to expense - VOBA	170	420	2,562
Period costs:
Ceding commission - contingent	(1,956)	(2,126)	(1,940)
Other underwriting expenses	101,723	96,915	88,258
Total policy acquisition costs	$229,283	$210,651	$196,362

*Includes asset for value of business acquired (VOBA) in CBIC acquisition.

4. DEBT

As of December 31, 2014, outstanding debt balances totaled $149.6 million, net of unamortized discount, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. On December 12, 2013, a portion of the proceeds were used to redeem the $100.0 million in senior notes that were to mature on January 15, 2014, and the remaining proceeds were made available for general corporate purposes. The estimated fair value for the senior note is $159.0 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

In 2014, 2013 and 2012, we incurred interest expense on our senior notes in the amounts of $7.4 million, $8.1 million and $6.0 million, respectively. The average rate on debt in 2014, 2013 and 2012 was 4.91 percent, 5.71 percent and 6.02 percent, respectively.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. This facility has a four-year term that expires on May 28, 2018. As of and during the years ended December 31, 2014, 2013 and 2012, no amounts were outstanding on these facilities.

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

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can range from $1.0 million to $8.8 million.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2014	2013	2012
WRITTEN
Direct	$787,267	$770,142	$709,107
Reinsurance assumed	76,581	73,053	75,692
Reinsurance ceded	(160,696)	(176,873)	(191,713)
Net	$703,152	$666,322	$593,086

EARNED
Direct	$781,640	$741,569	$679,124
Reinsurance assumed	72,878	78,891	77,597
Reinsurance ceded	(167,143)	(189,658)	(180,150)
Net	$687,375	$630,802	$576,571

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$315,226	$279,358	$282,859
Reinsurance assumed	61,923	72,508	69,830
Reinsurance ceded	(80,540)	(92,065)	(81,044)
Net	$296,609	$259,801	$271,645

The assumed business is made up of short-tail property, casualty, catastrophe and multi-peril crop and hail reinsurance. The majority of this assumed reinsurance is proportional and a large portion of the assumed incurred losses can be attributed to crop-related reinsurance, which we began offering in 2010 and will expire over the next year, and a specialty property treaty. Losses for each crop season are ultimately determined and paid subsequent to December 31 of the crop year reinsured.

At December 31, 2014, we had prepaid reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $355.5 million. More than 96 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top 10 reinsurers as of December 31, 2014. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2014.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2014	Total	Written	Total
Munich Re America / HSB	A+, Superior	AA-, Very Strong	$64,374	18.1%	$21,080	13.1%
Endurance Re	A, Excellent	A, Strong	57,860	16.3%	13,761	8.6%
Aspen UK Ltd.	A, Excellent	A, Strong	35,095	9.9%	8,073	5.0%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	25,736	7.2%	8,162	5.1%
Transatlantic Re	A, Excellent	A+, Strong	25,599	7.2%	9,605	6.0%
Berkley Insurance Co.	A+, Superior	A+, Strong	22,611	6.4%	6,255	3.9%
Allied World Re - US	A, Excellent	A, Strong	15,788	4.4%	4,061	2.5%
Axis Re	A+, Superior	A+, Strong	15,557	4.4%	5,059	3.1%
General Re	A++, Superior	AA+, Very Strong	11,474	3.2%	2,630	1.6%
Toa-Re	A+, Superior	A+, Strong	11,070	3.1%	3,074	1.9%
All other reinsurers*			70,331	19.8%	78,936	49.2%
Total ceded exposure			$355,495	100.0%	$160,696	100.0%

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $13.3 million and $13.1 million, respectively, at December 31, 2014. At December 31, 2013, the amounts were $12.2 million and $14.2 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts, other than the receivable related to our crop reinsurance program. The amount receivable under our crop reinsurance business, which represents $23.7 million of our total premiums and reinsurance balances receivable at December 31, 2014, is not contractually due until the final settlement of the 2014 crop year, which is scheduled to occur during the fourth quarter of 2015.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2014, 2013 and 2012.

(in thousands)	2014	2013	2012
Unpaid losses and LAE at beginning of year:
Gross	$1,129,433	$1,158,483	$1,150,714
Ceded	(354,924)	(359,884)	(353,805)
Net	$774,509	$798,599	$796,909

Increase (decrease) in incurred losses and LAE:
Current accident year	$361,451	$332,282	$336,228
Prior accident years	(64,842)	(72,481)	(64,583)
Total incurred	$296,609	$259,801	$271,645

Loss and LAE payments for claims incurred:
Current accident year	$(65,308)	$(57,537)	$(69,785)
Prior accident year	(219,876)	(226,354)	(200,170)
Total paid	$(285,184)	$(283,891)	$(269,955)

Net unpaid losses and LAE at end of year	$785,934	$774,509	$798,599

Unpaid losses and LAE at end of year:
Gross	$1,121,040	$1,129,433	$1,158,483
Ceded	(335,106)	(354,924)	(359,884)
Net	$785,934	$774,509	$798,599

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

The following table summarizes our prior accident years’ loss reserve development by segment for 2014, 2013 and 2012:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2014	2013	2012
Casualty	$(52,825)	$(61,805)	$(40,449)
Property	(1,123)	(7,273)	(16,800)
Surety	(10,894)	(3,403)	(7,334)
Total	$(64,842)	$(72,481)	$(64,583)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2014.  We experienced favorable emergence relative to prior years’ reserve estimates in all our segments during 2014. The casualty segment contributed $52.8 million in favorable development. Accident years 2012 and 2013 contributed significantly to the favorable development, with accident years 2007 to 2011 also continuing to develop favorably. The favorable development in 2014 was smaller than 2013. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection, which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development, but this was particularly true for our general liability product. The general liability product contributed $28.1 million to our favorable development with all coverages contributing to the favorable development in 2014. P&C package products were the second largest contributor with $9.4 million in favorable development mostly from accident years 2011, 2012 and 2013. Personal and commercial umbrella were favorable by $0.8 million and $4.4 million, respectively. Run-off business had favorable development of $0.9 million due mostly to favorable development in the discontinued restaurant-bar-tavern business.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $5.8 million of the $1.1 million total favorable property development. Accident years 2012 and 2013 contributed to the marine products’ favorable development. Assumed property and crop were unfavorable by $4.0 million and $1.2 million, respectively. The unfavorable assumed property development was primarily attributable to 2012 spring storms on a treaty, covering mostly Texas homeowners, which was cancelled in early 2013.

The surety segment experienced favorable development of $10.9 million. The majority of the favorable development was from accident year 2013. Contract and commercial surety products were the main contributors with favorable development of $4.6 million and $4.3 million, respectively. Oil and gas surety had favorable development of $1.2 million and miscellaneous surety had favorable development of $0.9 million.

2013.  We experienced favorable emergence relative to prior years’ reserve estimate in all our segments during 2013. The casualty segment contributed $61.8 million in favorable development. Accident year 2012 contributed significantly to the favorable development, with accident years 2008 to 2011 also continuing to develop favorably. The favorable development in 2013 was larger than 2012 and reflects the continuing favorable frequency and severity trends. In addition, the risk selection by our underwriters continued to provide results better than estimated in our reserving process. The general liability product contributed $28.5 million to our favorable development with all coverages, including habitational contributing to the favorable development in 2013. Executive products were the second largest contributor with $8.9 million in favorable development mostly from accident year 2011. Personal and commercial umbrella were favorable by $7.5 million and $6.5 million respectively. P&C package products were favorable by $8.1 million. Our run-off program business was favorable by $2.0 million mostly from the discontinued restaurant-bar-tavern business. Transportation and miscellaneous professional liability were the only products unfavorable at $3.5 million and $0.5 million, respectively.

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

2012. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2012. Development from the casualty segment totaled $40.4 million with the largest amounts coming from accident years 2007 through 2010. We continue to experience emergence that is generally better than previously estimated, but to a lesser degree in 2012 than in the previous two years. Frequency and severity trends have been favorable relative to initial estimates and we believe this is largely due to risk selection by our underwriters, which has been effective in offsetting loss cost trends and a competitive pricing environment. Our general liability product was the largest single contributor to this favorable development at $14.2 million. Although the habitational classes within this product produced adverse development, it was more than offset by favorable development from the construction classes. The second largest contributor was our personal umbrella product at $11.5 million and we also had a favorable contribution of $4.9 million from our commercial umbrella products. In addition, our active program business combined for $9.2 million of favorable development, coming mostly from the P&C package products that were added in 2011. Our run-off program business contributed $4.6 million of favorable development coming mostly from the discontinued restaurant-bar-tavern class. Two business units experienced adverse development in 2012. Transportation and executive products were unfavorable by $3.2 million and $2.2 million, respectively.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
LOSS AND LAE PAYMENTS (CUMULATIVE)
Gross	$112,819	$105,559	$102,222
Ceded	(59,376)	(57,976)	(57,345)
Net	$53,443	$47,583	$44,877

UNPAID LOSSES AND LAE AT END OF YEAR
Gross	$39,064	$48,507	$50,353
Ceded	(11,879)	(15,043)	(16,733)
Net	$27,185	$33,464	$33,620

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

Calendar year 2014 included a higher than normal increase in inception-to-date paid losses on a net and gross basis. The increase was largely due to a commutation completed during the year on assumed business from the early 1980’s. The payment of the commutation resulted in a corresponding reduction in case reserves.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2014	2013
Deferred tax assets:
Tax discounting of claim reserves	$19,609	$22,200
Unearned premium offset	24,322	23,163
Deferred compensation	6,143	6,193
Stock option expense	5,046	4,160
NOL carryforward	—	1,059
Other	453	604
Deferred tax assets before allowance	$55,573	$57,379
Less valuation allowance	—	—
Total deferred tax assets	$55,573	$57,379

Deferred tax liabilities:
Net unrealized appreciation of securities	$92,562	$73,198
Deferred policy acquisition costs	22,793	21,528
Book/tax depreciation	3,610	2,632
Intangible assets from CBIC acquisition	3,594	4,235
Undistributed earnings of unconsolidated investees	14,728	12,995
Other	571	592
Total deferred tax liabilities	$137,858	$115,180
Net deferred tax liability	$(82,285)	$(57,801)

Income tax expense attributable to income from operations for the years ended December 31, 2014, 2013 and 2012, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2014	2013	2012
Provision for income taxes at the statutory federal tax rates	$66,320	$61,483	$49,956
Increase (reduction) in taxes resulting from:
Dividends received deduction	(2,390)	(2,490)	(2,630)
ESOP dividends paid deduction	(4,473)	(2,532)	(3,596)
Tax-exempt interest income	(4,118)	(3,758)	(2,995)
Unconsolidated investee dividends	(1,848)	(3,696)	(1,848)
Other items, net	551	404	499
Total	$54,042	$49,411	$39,386

Our effective tax rates were 28.5 percent, 28.1 percent and 27.6 percent for 2014, 2013 and 2012, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for 2014 was higher than 2013 due to an increase in net realized gains on investments along with a slight increase in underwriting income.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Special dividends paid to the ESOP in 2014, 2013 and 2012 resulted in tax benefits of $3.6 million, $1.7 million and $2.9 million, respectively. These tax benefits reduced the effective tax rate for 2014, 2013 and 2012 by 1.9 percent, 1.0 percent and 2.0 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2014, 2013 and 2012, we received a $6.6 million, $13.2 million and $6.6 million dividend from Maui Jim, respectively. In accordance with GAAP guidelines on income taxes, we recognized a $1.8 million, $3.7 million and $1.8 million tax benefit for 2014, 2013 and 2012, respectively. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone the dividend resulted in a 1.0 percent, 2.1 percent and 1.3 percent reduction to the 2014, 2013 and 2012 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

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

Federal and state income taxes paid in 2014, 2013 and 2012, amounted to $48.5 million, $36.8 million and $25.9 million, respectively.

8. EMPLOYEE BENEFITS

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are determined annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $14.1 million, $12.4 million and $7.8 million, for 2014, 2013 and 2012, respectively.

During 2014, the ESOP purchased 178,987 shares of RLI stock on the open market at an average price of $44.43  ($7.9 million) relating to the contribution for plan year 2013. Shares held by the ESOP as of December 31, 2014, totaled 3,482,617 and are treated as outstanding in computing our earnings per share. During 2013, the ESOP purchased 140,484 shares of RLI stock on the open market at an average price of $35.03  ($4.9 million) relating to the contribution for plan year 2012. During 2012, the ESOP purchased 189,282 shares of RLI stock on the open market at an average price of $35.01  ($6.6 million) relating to the contribution for plan year 2011. The above mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual bonuses are awarded to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $23.1 million, $23.2 million and $16.7 million for 2014, 2013 and 2012, respectively.

DEFERRED COMPENSATION

We maintain “rabbi trusts” for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. GAAP guidelines prescribe an accounting treatment whereby the employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2014, the trusts purchased 9,920 shares of our common stock on the open market at an average price of $44.40  ($0.4 million). In 2013, the trusts purchased 13,922 shares of our common stock on the open market at an average price of $38.33  ($0.5 million). In 2012, the trusts purchased 14,968 shares of our common stock on the open market at an average price of $34.24  ($0.5 million). At December 31, 2014, the trusts’ assets were valued at $35.3 million.

STOCK OPTIONS AND STOCK PLANS

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for equity-based compensation, including stock options, up to a maximum of 3,000,000 shares (subject to adjustment for changes in our capitalization and other events). Between 2005 and 2010, we granted 2,458,059 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends paid in 2014 and prior years.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (nonqualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the executive resources committee of the board of directors. The maximum number of shares of common stock available for distribution under the LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2010, we have granted 2,824,500 stock options under the LTIP, including 512,000 in 2014.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. Shares netted are valued at the closing stock price at the time of option exercise. In these instances, the actual number of shares issued will be less than the options exercised and can result in a decrease to shareholders’ equity. Specifically, when options are exercised with significant intrinsic value (i.e. market value in excess of exercise price) and the exercise is facilitated via net settlement, amounts withheld for taxes result in a decrease in shareholders’ equity. During 2013, the aggregate intrinsic value of options exercised was $22.4 million. A majority of these options were exercised via net settlement with taxes withheld at the statutory minimum rate. As shown in the consolidated statements of shareholders’ equity, the exercise of options in 2013 resulted in a decrease to paid-in-capital, as the taxes withheld pursuant to net settlement exceeded amounts paid in for options that were exercised using cash. This was not the case in 2014 or 2012 as the intrinsic value of the options exercised was not as significant ($6.2 million and $4.7 million, respectively). Therefore, the exercise of options in 2014 and 2012 resulted in increases to paid-in-capital.

On November 13, 2014, the board of directors declared a $3.00 per share special cash dividend to be paid on December 22, 2014, to shareholders of record at the close of business on November 28, 2014. To preserve the intrinsic value for option holders, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding ISOs and an adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. Most (99 percent) of the outstanding options at the time of the adjustment were non-qualified. These adjustments did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustment. Similarly, on November 14, 2013, the board of directors declared a $1.50 per share special cash dividend to be paid on December 20, 2013, to shareholders of record at the close of business on November 29, 2013. On November 14, 2012, the board of directors declared a $2.50 per share special cash dividend to be paid on December 20, 2012, to shareholders of record at the close of business on November 30, 2012. The share and exercise price adjustments made for the 2014 special dividend were also made for the 2013 and 2012 special dividends and did not result in any incremental compensation expense.

The following tables summarize option activity in 2014, 2013 and 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	512,000	$40.46
Special dividend*	415	$16.72
Options exercised	(214,042)	$18.93		$6,164
Options canceled/forfeited	(740)	$13.51
Outstanding options at December 31, 2014	2,892,717	$26.65	5.18	$65,809
Exercisable options at December 31, 2014	1,238,257	$20.02	3.94	$36,385

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	2,945,204	$22.22
Options granted	632,700	$35.67
Special dividend*	272	$16.38
Options exercised	(935,692)	$17.40		$22,422
Options canceled/forfeited	(47,400)	$24.86
Outstanding options at December 31, 2013	2,595,084	$26.04	5.56	$58,790
Exercisable options at December 31, 2013	934,544	$20.36	4.28	$26,474

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2012	2,561,732	$21.62
Options granted	669,800	$31.71
Special dividend*	2,172	$15.39
Options exercised	(282,260)	$19.03		$4,712
Options canceled/forfeited	(6,240)	$20.42
Outstanding options at December 31, 2012	2,945,204	$22.22	5.43	$29,865
Exercisable options at December 31, 2012	1,362,184	$18.29	4.27	$19,135

*An adjustment was made to the exercise price and number of ISO options outstanding for the special cash dividends paid during December 2014, 2013 and 2012. “Special dividend” represents the incremental options issued as a result of this adjustment.

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

In 2014, 512,000 options were granted with an average exercise price of $40.46 and an average fair value of $7.89. Of these grants, 369,500 were granted at the board meeting in May with a calculated fair value of $7.71. We recognized $3.9 million of expense during 2014 related to options vesting. Since options granted under our plan are non-qualified, we recorded a tax benefit of $1.4 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.8 million, which will be recognized over the remainder of the vesting period.

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

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted average fair values as of December 31:

	2014		2013		2012
Weighted-average fair value of grants	$7.89		$6.88		$6.55
Risk-free interest rates	1.70%		0.87%		0.90%
Dividend yield	1.94%		2.00%		1.93%
Expected volatility	23.17%		25.40%		25.62%
Expected option life	5.19	years	5.26	years	5.43	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized dividends paid during the most recent five-year period, exclusive of special dividends. In 2014, the expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. In 2013 and 2012, expected volatility was calculated based on the mean reversion of RLI’s stock. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

In 2013 and 2014, each director received $10,000 worth of restricted common shares as part of annual director compensation. The shares were issued from the LTIP during the first quarter of each year. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. In the first quarter of 2013, we issued a total of 2,320 restricted shares and recognized $0.1 million of compensation expense. This restricted share program was terminated in 2014.

9. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our four insurance companies are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance, which has adopted the NAIC statutory accounting practices as the basis of its statutory accounting practices. We do not use any permitted statutory accounting practices that differ from NAIC prescribed statutory accounting practices. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturities.

The NAIC has RBC requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2014, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $118.4 million, $90.6 million and $90.4 million as of December 31, 2014, 2013 and 2012, respectively, compared to actual statutory capital and surplus of $849.3 million, $859.2 million and $684.1 million, respectively, for these same periods.

Year-end statutory surplus for 2014 presented in the table below includes $86.1 million of RLI stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $64.0 million and $9.1 million in 2013 and 2012, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2014	2013	2012
Consolidated net income, statutory basis	$176,664	$122,550	$125,672
Consolidated surplus, statutory basis	$849,297	$859,221	$684,072

As discussed in note 1.A., our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2014, our holding company had $845.1 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $46.7 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2014, 2013 and 2012, our principal insurance subsidiary paid ordinary dividends totaling $185.0 million, $40.0 million and $13.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. While no extraordinary dividends were paid in 2014 or 2013, our principal insurance subsidiary sought and received regulatory approval in 2012, prior to the payment of extraordinary dividends totaling $125.0 million. As of December 31, 2014, $53.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

We have operating lease obligations for regional office facilities. These leases expire in various years through 2023. Expenses associated with these leases totaled $5.8 million in 2014, $5.7 million in 2013 and $5.4 million in 2012. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2015	$4,810
2016	3,808
2017	3,007
2018	2,167
2019	1,510
2020-2023	4,621
Total minimum future rental payments	$19,923

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and select personal lines policies, including recreational vehicle insurance and Hawaii homeowners coverages. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income is the by-product of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt and other director and shareholder relations costs incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We own 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries, and 20 percent of Prime, a privately-held excess and surplus lines insurance company which specializes in hard-to-place risks. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

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

REVENUES
(in thousands)	2014	2013	2012
Casualty	$382,105	$324,022	$267,697
Property	197,776	200,141	202,402
Surety	107,494	106,639	106,472
Segment totals before income taxes	$687,375	$630,802	$576,571
Net investment income	55,608	52,763	58,831
Net realized gains	32,182	22,036	25,372
Total	$775,165	$705,601	$660,774

INSURANCE EXPENSES
(in thousands)	2014	2013	2012
Loss and settlement expenses:
Casualty	$199,133	$148,860	$144,106
Property	89,589	96,271	115,707
Surety	7,887	14,670	11,832
Segment totals before income taxes	$296,609	$259,801	$271,645

Policy acquisition costs:
Casualty	$108,747	$93,463	$76,765
Property	58,646	58,650	60,070
Surety	61,890	58,538	59,527
Segment totals before income taxes	$229,283	$210,651	$196,362

Other insurance expenses:
Casualty	$28,284	$26,107	$21,387
Property	16,623	17,616	14,933
Surety	9,557	9,834	8,651
Segment totals before income taxes	$54,464	$53,557	$44,971
Total	$580,356	$524,009	$512,978

NET EARNINGS (LOSSES)
(in thousands)	2014	2013	2012
Casualty	$45,941	$55,592	$25,439
Property	32,918	27,604	11,692
Surety	28,160	23,597	26,462
Net underwriting income	$107,019	$106,793	$63,593
Net investment income	55,608	52,763	58,831
Net realized gains	32,182	22,036	25,372
General corporate expense and interest on debt	(17,660)	(16,841)	(13,917)
Equity in earnings of unconsolidated investees	12,338	10,915	8,853
Total earnings before incomes taxes	$189,487	$175,666	$142,732
Income taxes	$54,042	$49,411	$39,386
Total	$135,445	$126,255	$103,346

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2014	2013	2012
CASUALTY
Commercial and personal umbrella	$100,420	$85,532	$68,287
General liability	80,820	81,427	84,985
Commercial transportation	58,911	50,287	34,701
Professional services	58,327	42,063	28,018
P&C package business	35,371	30,603	28,497
Executive products	18,915	19,123	17,198
Medical professional liability	15,943	8,626	25
Other casualty	13,398	6,361	5,986
Total	$382,105	$324,022	$267,697

PROPERTY
Commercial property	$80,719	$76,939	$74,197
Marine	49,235	57,122	56,367
Crop reinsurance	28,293	31,421	24,506
Specialty personal	26,627	16,308	12,022
Property reinsurance	12,756	15,770	27,021
Other property	146	2,581	8,289
Total	$197,776	$200,141	$202,402

SURETY
Miscellaneous	$39,026	$38,131	$39,299
Contract	26,592	27,176	26,329
Commercial	25,778	23,133	22,107
Oil and gas	16,098	18,199	18,737
Total	$107,494	$106,639	$106,472
Grand total	$687,375	$630,802	$576,571

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Selected quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2014
Net premiums earned	$161,132	$168,604	$177,747	$179,892	$687,375
Net investment income	13,582	13,982	14,200	13,844	55,608
Net realized investment gains	6,501	10,431	5,708	9,542	32,182
Earnings before income taxes	41,991	52,423	48,594	46,479	189,487
Net earnings	28,969	35,725	33,254	37,497	135,445
Basic earnings per share(1)	$0.67	$0.83	$0.77	$0.87	$3.15
Diluted earnings per share(1)	$0.66	$0.82	$0.76	$0.85	$3.09
2013
Net premiums earned	$144,151	$154,553	$163,702	$168,396	$630,802
Net investment income	12,886	12,847	13,598	13,432	52,763
Net realized investment gains	3,684	3,742	10,999	3,611	22,036
Earnings before income taxes	35,969	43,576	55,309	40,812	175,666
Net earnings	24,847	29,902	37,647	33,859	126,255
Basic earnings per share(1)	$0.58	$0.70	$0.88	$0.79	$2.95
Diluted earnings per share(1)	$0.57	$0.69	$0.86	$0.77	$2.90

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

13. ACQUISITIONS

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime, an Illinois domiciled insurance carrier based in Salt Lake City, Utah. Prime is a privately-held excess and surplus lines insurance company that distributes its products through a network of wholesale brokers and specializes in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.3 million during 2014. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $10.2 million of gross premiums written and $5.3 million of net premiums earned during the year.

On November 2, 2012, we acquired Rockbridge, a Houston-based managing general agency. Rockbridge specializes in medical professional liability insurance in the excess and surplus markets. Coverage is offered to individual physicians and physician groups in all 50 states through a network of retail and wholesale brokers. Total consideration for the acquisition was $16.7 million, which included $15.5 million of cash paid at acquisition, and $1.2 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain loss ratio targets and may be adjusted, either upward or downward, in future periods based on actual performance achieved. As of December 31, 2014, the recorded value of the contingent earn-out agreement was $1.0 million. Rockbridge contributed $15.1 million and $16.7 million of gross premiums written during 2014 and 2013, respectively, and $15.9 million and $8.6 million of net premiums earned over the same periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RLI Corp.:

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I – IV. We also have audited RLI Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RLI Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on RLI Corp.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLI Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.  In our opinion, RLI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 26, 2015

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 103 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2015, and the information under the following captions is included in such incorporation by reference:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,”  “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Two:  Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 116-117.

(b)	Exhibits. See Exhibit Index on pages 116-117.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 106.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.
(Registrant)

By:	/s/ Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer

Date:	February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ Kaj Ahlmann	By:	/s/ Charles M. Linke
	Kaj Ahlmann, Director		Charles M. Linke, Director

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ Barbara R. Allen	By:	/s/ F. Lynn McPheeters
	Barbara R. Allen, Director		F. Lynn McPheeters, Director

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ Michael E. Angelina	By:	/s/ Jonathan E. Michael
	Michael E. Angelina, Director		Jonathan E. Michael, Director

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ John T. Baily	By:	/s/ James J. Scanlan
	John T. Baily, Director		James J. Scanlan, Director

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ Jordan W. Graham	By:	/s/ Michael J. Stone
	Jordan W. Graham, Director		Michael J. Stone, Director

Date:	February 26, 2015	Date:	February 26, 2015

By:	/s/ Gerald I. Lenrow	By:	/s/ Robert O. Viets
	Gerald I. Lenrow, Director		Robert O. Viets, Director

Date:	February 26, 2015	Date:	February 26, 2015

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2014

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$33,668	$33,788	$33,788
U.S. Agency	6,385	6,747	6,747
Non-U.S. Government & Agency	9,862	10,665	10,665
Mtge/ABS/CMBS*	390,337	399,772	399,772
Corporate	543,183	562,690	562,690
Municipal	464,769	481,425	481,425
Total available-for-sale	$1,448,204	$1,495,087	$1,495,087
Held-to-maturity	$—	$—	$—
Trading	—	—	—
Total fixed maturities	$1,448,204	$1,495,087	$1,495,087

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$145,282	$320,786	$320,786
ETFs (Ind/misc)	48,253	89,856	89,856
Total equity securities	$193,535	$410,642	$410,642
Cash & short-term investments	$46,959	$46,959	$46,959
Other invested assets	11,597	11,597	11,597
Total investments and cash	$1,700,295	$1,964,285	$1,964,285

*Mortgage-backed, asset-backed & commercial mortgage-backed

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2014	2013
ASSETS

Cash	$374	$181
Short-term investments, at cost which approximates fair value	177	13,394
Accounts receivable, affiliates	3,803	2,350
Investments in subsidiaries, at equity value	903,738	905,620
Investments in unconsolidated investee, at equity value	54,316	49,793
Fixed income:
Available-for-sale, at fair value (amortized cost - $46,226 in 2014 and $18,839 in 2013)	46,136	18,447
Property and equipment, at cost, net of accumulated depreciation of $528 in 2014 and $312 in 2013	3,208	3,446
Income taxes receivable - current	463	493
Deferred debt costs	1,258	1,398
Other assets	681	190
Total assets	$1,014,154	$995,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Income taxes - deferred	$16,372	$14,485
Bonds payable, long-term debt	149,625	149,582
Interest payable, long-term debt	2,153	1,808
Other liabilities	942	471
Total liabilities	$169,092	$166,346

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,032,929 shares in 2014 and 65,912,638 shares in 2013, and outstanding 43,102,715 shares in 2014 and 42,982,424 shares in 2013)	$66,033	$65,913
Paid in capital	213,737	208,705
Accumulated other comprehensive earnings, net of tax	171,383	136,027
Retained earnings	786,908	811,320
Deferred compensation	13,769	11,562
Treasury shares at cost (22,930,214 shares in 2014 and 2013)	(406,768)	(404,561)
Total shareholders’ equity	$845,062	$828,966
Total liabilities and shareholders’ equity	$1,014,154	$995,312

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2014	2013	2012
Net investment income	$663	$652	$837
Net realized investment gains (losses)	271	(850)	(2,834)
Equity in earnings of unconsolidated investees	12,009	10,915	8,853
Selling, general and administrative expenses	(10,222)	(8,746)	(7,867)
Interest expense on debt	(7,438)	(8,095)	(6,050)
Loss before income taxes	$(4,717)	$(6,124)	$(7,061)
Income tax benefit	(7,959)	(11,946)	(8,071)
Net earnings before equity in net earnings of subsidiaries	$3,242	$5,822	$1,010
Equity in net earnings of subsidiaries	132,203	120,433	102,336
Net earnings	$135,445	$126,255	$103,346
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$372	$(665)	$807
Less: reclassification adjustment for gains included in net earnings	(176)	—	(70)
Other comprehensive income (loss) - parent only	$196	$(665)	$737
Equity in other comprehensive earnings (loss) of subsidiaries/investees	35,160	(6,478)	25,108
Other comprehensive earnings (loss)	$35,356	$(7,143)	$25,845
Comprehensive earnings	$170,801	$119,112	$129,191

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2014	2013	2012
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$3,242	$5,822	$1,010
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized investment (gains) losses	(271)	850	2,834
Depreciation	238	90	30
Other items, net	737	(1,789)	852
Change in:
Affiliate balances receivable/payable	(1,453)	1,349	(10,383)
Federal income taxes	3,982	5,288	3,964
Stock option excess tax benefit	(1,766)	(6,310)	(1,471)
Changes in investment in unconsolidated investees:
Undistributed earnings	(12,009)	(10,915)	(8,853)
Dividends received	6,600	13,200	6,600
Net cash provided by (used in) operating activities	$(700)	$7,585	$(5,417)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(30,850)	$(99,982)	$(20,147)
Short-term investments, net	—	(12,963)	—
Property and equipment	—	(2,827)	(250)
Sale of:
Fixed income, available-for-sale	—	—	7,938
Short-term investments, net	13,217	—	10,786
Property and equipment	—	—	702
Call or maturity of:
Fixed income, available-for-sale	3,235	101,000	20,185
Cash dividends received-subsidiaries	185,000	40,000	138,000
Net cash provided by investing activities	$170,602	$25,228	$157,214
Cash flows from financing activities
Stock option excess tax benefit	$1,766	$6,310	$1,471
Proceeds from stock option exercises	3,386	318	6,104
Proceeds from issuance of senior notes	—	149,571	—
Payment on senior notes	—	(99,504)	—
Debt issue costs paid	—	(1,437)	—
Cash dividends paid	(174,861)	(101,913)	(145,695)
Net cash used in financing activities	$(169,709)	$(46,655)	$(138,120)
Net (decrease) increase in cash	$193	$(13,842)	$13,677
Cash at beginning of year	181	14,023	346
Cash at end of year	$374	$181	$14,023

Interest paid on outstanding debt amounted to $7.0 million, $8.4 million and $6.0 million for 2014, 2013 and 2012, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2014, 2013 and 2012

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2014

Casualty segment	$31,334	$964,699	$237,117	$382,105	$251,958
Property segment	13,827	120,858	94,092	197,776	90,712
Surety segment	19,962	35,483	70,203	107,494	18,781

RLI Insurance Group	$65,123	$1,121,040	$401,412	$687,375	$361,451

Year ended December 31, 2013

Casualty segment	$28,553	$947,677	$228,907	$324,022	$210,665
Property segment	14,275	146,122	97,116	200,141	103,544
Surety segment	18,680	35,634	66,058	106,639	18,073

RLI Insurance Group	$61,508	$1,129,433	$392,081	$630,802	$332,282

Year ended December 31, 2012

Casualty segment	$19,673	$955,730	$199,672	$267,697	$184,555
Property segment	14,523	169,250	103,854	202,402	132,507
Surety segment	18,148	33,503	65,820	106,472	19,166

RLI Insurance Group	$52,344	$1,158,483	$369,346	$576,571	$336,228

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2014, 2013 and 2012

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2014

Casualty segment	$(52,825)	$108,747	$28,284	$395,853
Property segment	(1,123)	58,646	16,623	195,580
Surety segment	(10,894)	61,890	9,557	111,719

RLI Insurance Group	$(64,842)	$229,283	$54,464	$703,152

Year ended December 31, 2013

Casualty segment	$(61,805)	$93,463	$26,107	$362,459
Property segment	(7,273)	58,650	17,616	196,467
Surety segment	(3,403)	58,538	9,834	107,396

RLI Insurance Group	$(72,481)	$210,651	$53,557	$666,322

Year ended December 31, 2012

Casualty segment	$(40,449)	$76,765	$21,387	$284,058
Property segment	(16,800)	60,070	14,933	202,971
Surety segment	(7,334)	59,527	8,651	106,057

RLI Insurance Group	$(64,583)	$196,362	$44,971	$593,086

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2014, 2013 and 2012

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2014

Casualty	$466,821	$92,532	$7,816	$382,105	2.0%
Property	200,709	67,705	64,772	197,776	32.8%
Surety	114,110	6,906	290	107,494	0.3%

RLI Insurance Group premiums earned	$781,640	$167,143	$72,878	$687,375	10.6%

2013

Casualty	$425,105	$103,696	$2,613	$324,022	0.8%
Property	203,424	79,320	76,037	200,141	38.0%
Surety	113,040	6,642	241	106,639	0.2%

RLI Insurance Group premiums earned	$741,569	$189,658	$78,891	$630,802	12.5%

2012

Casualty	$362,724	$96,039	$1,012	$267,697	0.4%
Property	203,072	76,817	76,147	202,402	37.6%
Surety	113,328	7,294	438	106,472	0.4%

RLI Insurance Group premiums earned	$679,124	$180,150	$77,597	$576,571	13.5%

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2014, 2013 and 2012

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2014 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2013 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2012 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2014, 2013 and 2012

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2014	$65,123	$1,121,040	$401,412	$687,375	$55,608
2013	$61,508	$1,129,433	$392,081	$630,802	$52,763
2012	$52,344	$1,158,483	$369,346	$576,571	$58,831

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2014	$361,451	$(64,842)	$229,283	$285,184	$703,152
2013	$332,282	$(72,481)	$210,651	$283,891	$666,322
2012	$336,228	$(64,583)	$196,362	$269,955	$593,086

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 103 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2009.
3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 6, 2011.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.
10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10‑Q for the Second Quarter ended June 30, 1993.
10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.4	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.5	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S‑8 filed on May 31, 2005, File No. 333-125354.
10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2011.
10.7	RLI Corp. Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.8	Market Value Potential (MVP), Executive Incentive Program Guideline*	Incorporated by reference to the Company’s Form 10‑K filed February 27, 2014.
10.9	Credit Agreement (JP Morgan Chase Bank N.A.)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.
10.10	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed June 3, 2014.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 75.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 118

23.1	Consent of KPMG LLP	Page 119

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 120

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 121

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 122

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 123

101	XBRL-Related Documents	Attached as Exhibit 101