Form 10-Q
period 2015-03-31
RLI CORP
filed 2015-04-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 13, 2015, the number of shares outstanding of the registrant’s Common Stock was 43,190,481.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2015	2014

Net premiums earned	$169,003	$161,132
Net investment income	13,495	13,582
Net realized investment gains	13,286	6,501
Consolidated revenue	$195,784	$181,215
Losses and settlement expenses	80,861	71,016
Policy acquisition costs	58,973	55,051
Insurance operating expenses	11,531	12,533
Interest expense on debt	1,856	1,851
General corporate expenses	2,244	2,198
Total expenses	$155,465	$142,649
Equity in earnings of unconsolidated investees	4,194	3,425
Earnings before income taxes	$44,513	$41,991
Income tax expense	13,915	13,022
Net earnings	$30,598	$28,969

Other comprehensive earnings (loss), net of tax	(7,595)	17,737
Comprehensive earnings	$23,003	$46,706

Earnings per share:
Basic:

Basic net earnings per share	$0.71	$0.67
Basic comprehensive earnings per share	$0.53	$1.09

Diluted:

Diluted net earnings per share	$0.70	$0.66
Diluted comprehensive earnings per share	$0.52	$1.07

Weighted average number of common shares outstanding
Basic	43,141	42,985
Diluted	43,992	43,674

Cash dividends paid per common share	$0.18	$0.17

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2015	2014

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,529,559	$1,495,087
Equity securities, at fair value	391,663	410,642
Short-term investments, at cost	16,008	16,339
Other invested assets	11,402	11,597
Cash	31,514	30,620
Total investments and cash	$1,980,146	$1,964,285
Accrued investment income	12,411	14,629
Premiums and reinsurance balances receivable	145,948	154,573
Ceded unearned premium	49,011	53,961
Reinsurance balances recoverable on unpaid losses	336,747	335,106
Deferred policy acquisition costs	65,247	65,123
Property and equipment	42,458	42,549
Investment in unconsolidated investees	65,089	60,046
Goodwill and intangibles	72,472	72,695
Other assets	11,035	12,575
TOTAL ASSETS	$2,780,564	$2,775,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,150,795	$1,121,040
Unearned premiums	388,776	401,412
Reinsurance balances payable	33,083	38,013
Funds held	53,713	51,481
Income taxes-deferred	79,356	82,285
Bonds payable, long-term debt	149,636	149,625
Accrued expenses	33,902	63,148
Other liabilities	29,308	23,476
TOTAL LIABILITIES	$1,918,569	$1,930,480

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,120,695 shares issued, 43,190,481 shares outstanding at 3/31/15)
(66,032,929 shares issued, 43,102,715 shares outstanding at 12/31/14)	$66,121	$66,033
Paid-in capital	215,345	213,737
Accumulated other comprehensive earnings	163,788	171,383
Retained earnings	809,740	786,908
Deferred compensation	13,946	13,769
Less: Treasury shares at cost
(22,930,214 shares at 3/31/15 and 12/31/14)	(406,945)	(406,768)
TOTAL SHAREHOLDERS’ EQUITY	$861,995	$845,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,780,564	$2,775,542

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2015	2014

Net cash provided by (used in) operating activities	$23,407	$(2,007)
Cash Flows from Investing Activities
Investments purchased	$(196,468)	$(129,559)
Investments sold	140,445	92,989
Investments called or matured	39,781	31,770
Net change in short-term investments	2,572	2,286
Net property and equipment purchased	(1,062)	(2,933)
Investment in equity method investee	(1,711)	(5,301)
Net cash used in investing activities	$(16,443)	$(10,748)

Cash Flows from Financing Activities
Cash dividends paid	$(7,766)	$(7,305)
Stock plan share issuance	330	1,123
Excess tax benefit from exercise of stock options	1,366	86
Net cash used in financing activities	$(6,070)	$(6,096)

Net increase (decrease) in cash	$894	$(18,851)
Cash at the beginning of the period	$30,620	$39,469
Cash at March 31	$31,514	$20,618

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2015 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.  ADOPTED ACCOUNTING STANDARDS

No new accounting standards have been adopted as no issued updates would impact our financial statements.

C.  PROSPECTIVE ACCOUNTING STANDARDS

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

This ASU was issued to simplify the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets  totaled $72.5 million at March 31, 2015.

Goodwill and intangible assets resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Of this $26.2 million, $25.6 million relates to goodwill and $0.6 million relates to an indefinite-lived intangible asset. Goodwill and intangible assets resulting from the Contractors Bonding and Insurance Company (CBIC) acquisition in April 2011 totaled $30.5 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $7.5 million, which relates to state insurance licenses. Impairment testing is performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of each year. There were no triggering events that occurred during the first quarter of 2015 that would suggest an updated review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $2.6 million, net of amortization, as of March 31, 2015.

The remaining $15.8 million of goodwill and intangibles relates to our purchase of Rockbridge Underwriting Agency (Rockbridge) in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.4 million relates to definite-lived intangible assets, net of amortization, as of March 31, 2015. Impairment testing is performed on this goodwill asset in the fourth quarter of each year.  There were no triggering events that occurred during the first quarter of 2015 that would suggest an updated review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.2 million for the first quarter of 2015.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2015			Ended March 31, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$30,598	43,141	$0.71	$28,969	42,985	$0.67
Effect of Dilutive Securities
Stock options	-	851		-	689

Diluted EPS
Income available to common shareholders	$30,598	43,992	$0.70	$28,969	43,674	$0.66

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

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2015	2014

Beginning balance	$171,383	$136,027
Other comprehensive earnings before reclassifications	996	21,960
Amounts reclassified from accumulated other comprehensive earnings	(8,591)	(4,223)
Net current-period other comprehensive earnings	$(7,595)	$17,737
Ending balance	$163,788	$153,764

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2015	2014	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$13,217	$6,497	Net realized investment gains
	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$13,217	$6,497	Earnings before income taxes
	(4,626)	(2,274)	Income tax expense
	$8,591	$4,223	Net earnings

2.    INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities. As disclosed in our 2014 Annual Report on Form 10-K, we present all of our investments as available-for-sale, which are carried at fair value. During the fourth quarter of 2014, we sold our last remaining fixed income security that was classified as held-to-maturity. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

The following tables show the amortized cost, unrealized gains/losses, fair value and contractual maturities for our available-for-sale securities.

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2015 and December 31, 2014 were as follows:

Available-for-sale
(in thousands)
	3/31/2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$33,313	$279	$-	$33,592
U.S. agency	13,498	554	-	14,052
Non-U.S. govt. & agency	1,892	125	-	2,017
Agency MBS	244,344	10,480	(510)	254,314
ABS/CMBS*	125,847	2,298	(223)	127,922
Corporate	593,814	25,378	(3,130)	616,062
Municipal	463,355	18,517	(272)	481,600
Total Fixed Income	$1,476,063	$57,631	$(4,135)	$1,529,559

Equity	$191,993	$200,630	$(960)	$391,663

Available-for-sale
(in thousands)
	12/31/2014
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$33,668	$131	$(11)	$33,788
U.S. agency	6,385	362	-	6,747
Non-U.S. govt. & agency	9,862	803	-	10,665
Agency MBS	256,443	9,401	(1,376)	264,468
ABS/CMBS*	133,894	1,821	(411)	135,304
Corporate	543,183	23,697	(4,190)	562,690
Municipal	464,769	16,789	(133)	481,425
Total Fixed Income	$1,448,204	$53,004	$(6,121)	$1,495,087

Equity	$193,535	$218,105	$(998)	$410,642

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2015:

	3/31/2015
AFS	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$15,466	$15,604
Due after one year through five years	240,318	249,737
Due after five years through 10 years	571,095	592,340
Due after 10 years	278,993	289,642
Mtge/ABS/CMBS*	370,191	382,236
Total available-for-sale	$1,476,063	$1,529,559

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2015 unrealized losses, as shown in the following tables, were 0.3 percent of total invested assets. Unrealized losses decreased in 2015, as interest rates declined during the first quarter of the year.

	March 31, 2015			December 31, 2014
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—	$4,416	$—	$4,416
Cost or amortized cost	—	—	—	4,427	—	4,427
Unrealized Loss	$—	$—	$—	$(11)	$—	$(11)

Agency MBS
Fair value	$15,867	$15,778	$31,645	$12,840	$61,534	$74,374
Cost or amortized cost	15,976	16,179	32,155	12,947	62,803	75,750
Unrealized Loss	$(109)	$(401)	$(510)	$(107)	$(1,269)	$(1,376)

ABS/CMBS*
Fair value	$33,838	$11,464	$45,302	$63,782	$11,616	$75,398
Cost or amortized cost	34,014	11,511	45,525	64,084	11,725	75,809
Unrealized Loss	$(176)	$(47)	$(223)	$(302)	$(109)	$(411)

Corporate
Fair value	$69,222	$9,796	$79,018	$123,617	$14,488	$138,105
Cost or amortized cost	72,219	9,929	82,148	127,634	14,661	142,295
Unrealized Loss	$(2,997)	$(133)	$(3,130)	$(4,017)	$(173)	$(4,190)

Municipal
Fair value	$22,189	$—	$22,189	$12,382	$19,019	$31,401
Cost or amortized cost	22,461	—	22,461	12,411	19,123	31,534
Unrealized Loss	$(272)	$—	$(272)	$(29)	$(104)	$(133)

Subtotal, fixed income
Fair value	$141,116	$37,038	$178,154	$217,037	$106,657	$323,694
Cost or amortized cost	144,670	37,619	182,289	221,503	108,312	329,815
Unrealized Loss	$(3,554)	$(581)	$(4,135)	$(4,466)	$(1,655)	$(6,121)

Equity securities
Fair value	$13,135	$—	$13,135	$10,837	$—	$10,837
Cost or amortized cost	14,095	—	14,095	11,835	—	11,835
Unrealized Loss	$(960)	$—	$(960)	$(998)	$—	$(998)

Total
Fair value	$154,251	$37,038	$191,289	$227,874	$106,657	$334,531
Cost or amortized cost	158,765	37,619	196,384	233,338	108,312	341,650
Unrealized Loss	$(4,514)	$(581)	$(5,095)	$(5,464)	$(1,655)	$(7,119)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2015 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$128,145	$126,749	$(1,396)	33.8%
2	BBB	Baa	17,721	16,908	(813)	19.7%
3	BB	Ba	21,179	20,096	(1,083)	26.2%
4	B	B	14,884	14,072	(812)	19.6%
5	CCC or lower	Caa or lower	360	329	(31)	0.7%
6			—	—	—	—
		Total	$182,289	$178,154	$(4,135)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 154 securities in an unrealized loss position as of March 31, 2015. The $4.1 million in associated unrealized losses for these 154 securities represents 0.3 percent of the fixed income portfolio’s cost basis. Of these 154 securities, 33 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of March 31, 2015, we held four common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $1.0 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include an investment in a low income housing tax credit partnership, carried at amortized cost, and membership in the Federal Home Loan Bank Chicago (FHLBC), carried at cost.  Our interest in a low income housing tax credit partnership had a balance of $9.6 million at March 31, 2015 compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.3 million during the first quarter of 2015. Our investment in FHLBC stock totaled $1.8 million at March 31, 2015 and December 31, 2014.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $31.5 million at the end of the first quarter of 2015, compared to $30.6 million at the end of 2014. Short-term investments are carried at cost, which approximates fair value. The balance at March 31, 2015 was $16.0 million compared to $16.3 million at December 31, 2014.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$33,592	$—	$33,592
U.S. agency	—	14,052	—	14,052
Non-U.S. govt. & agency	—	2,017	—	2,017
Agency MBS	—	254,314	—	254,314
ABS/CMBS*	—	127,922	—	127,922
Corporate	—	616,062	—	616,062
Municipal	—	481,600	—	481,600
Equity	391,663	—	—	391,663
Total available-for-sale securities	$391,663	$1,529,559	$—	$1,921,222

*Non-agency asset-backed and commercial mortgage-backed

	As of December 31, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$33,788	$—	$33,788
U.S. agency	—	6,747	—	6,747
Non-U.S. govt. & agency	—	10,665	—	10,665
Agency MBS	—	264,468	—	264,468
ABS/CMBS*	—	135,304	—	135,304
Corporate	—	562,690	—	562,690
Municipal	—	481,425	—	481,425
Equity	410,642	—	—	410,642
Total available-for-sale securities	$410,642	$1,495,087	$—	$1,905,729

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2015.

4.  STOCK BASED COMPENSATION

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for equity-based compensation, including stock options, up to a maximum of 3,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2005 and 2010, we granted 2,458,059 stock options under this plan, including incentive stock options (ISOs), which were adjusted as part of the special dividends paid in 2014 and prior years. The omnibus plan was replaced in 2010.

In 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. Awards under the LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units, as well as other stock-based awards. Eligibility under the LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2010, we have granted 2,878,000 stock options under the LTIP, including 53,500 thus far in 2015.

Under the LTIP, as under the omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, special dividends and other events as set forth in such plans). Options generally vest and become exercisable ratably over a five-year period and expire eight years after grant.

For most participants, the requisite service period and vesting period will be the same. For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the requisite service period is deemed to be met and options are immediately expensed on the date of grant. For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility. Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity for the periods ended March 31, 2015 and 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	53,500	$48.82
Options exercised	(148,952)	$16.66		$4,908
Options canceled/forfeited	(3,760)	$30.09
Outstanding options at March 31, 2015	2,793,505	$27.60	5.11	$69,299
Exercisable options at March 31, 2015	1,141,065	$20.84	3.90	$36,022

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	50,500	$40.43
Options exercised	(4,700)	$18.53		$115
Options canceled/forfeited	(740)	$16.51
Outstanding options at March 31, 2014	2,640,144	$26.33	5.36	$47,359
Exercisable options at March 31, 2014	972,284	$20.66	4.07	$22,927

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2015, 53,500 stock options were granted with a weighted average exercise price of $48.82 and a weighted average fair value of $8.97. We recognized $0.9 million of expense in the first three months of 2015 related to options vesting. Since options granted under our LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the first three months of 2015 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.3 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the first three months of 2014 and a tax benefit of $0.3 million related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2015		2014

Weighted-average fair value of grants	$8.97		$8.14
Risk-free interest rates	1.19%		1.76%
Dividend yield	1.80%		1.92%
Expected volatility	22.98%		25.20%
Expected option life	5.43	years	5.66	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized dividends paid during the most recent five-year period. It excluded the special dividends paid in the fourth quarters of 2014 and prior years. In 2015, the expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. In 2014, expected volatility was calculated based on the mean reversion of RLI’s stock. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

During the first quarter of 2014, each outside director received $10,000 worth of restricted common shares from the LTIP as part of director compensation. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. This restricted share program was terminated in 2014.

5.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2015	2014
Net premiums earned:
Casualty	$98,768	$90,977
Property	42,118	43,318
Surety	28,117	26,837

Segment totals before income taxes	$169,003	$161,132

Net investment income	13,495	13,582
Net realized gains	13,286	6,501

Total consolidated revenue	$195,784	$181,215

NET EARNINGS
(in thousands)	2015	2014
Casualty	$5,272	$6,078
Property	8,176	9,678
Surety	4,190	6,776

Net underwriting income	$17,638	$22,532

Net investment income	13,495	13,582
Net realized gains	13,286	6,501
General corporate expense and interest on debt	(4,100)	(4,049)
Equity in earnings of unconsolidated investees	4,194	3,425

Total earnings before income taxes	$44,513	$41,991
Income tax expense	13,915	13,022

Total net earnings	$30,598	$28,969

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2015	2014

Casualty
Commercial and personal umbrella	$25,297	$24,756
General liability	19,972	19,932
Professional services	17,080	12,861
Commercial transportation	14,681	14,511
P&C package business	9,649	8,283
Executive products	4,685	4,684
Medical professional liability	3,104	3,700
Other casualty	4,300	2,250
Total	$98,768	$90,977

Property
Commercial property	$19,903	$20,433
Marine	11,917	12,201
Specialty personal	6,790	6,108
Property reinsurance	3,017	3,361
Crop reinsurance	465	1,186
Other property	26	29
Total	$42,118	$43,318

Surety
Miscellaneous	$10,168	$9,482
Commercial	6,901	6,134
Contract	6,830	6,761
Oil and Gas	4,218	4,460
Total	$28,117	$26,837

Grand Total	$169,003	$161,132

6.  ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. On March 4, 2015 we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime’s primary subsidiary, Prime Insurance Company, is a privately-held excess and surplus lines insurance company operating in 49 states and territories through a network of wholesale brokers and specializing in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.5 million and $0.1 million in the first quarter of 2015 and 2014, respectively.

Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime’s two insurance subsidiaries, effective January 1, 2014. We assumed gross premiums of $3.0 million and $2.5 million related to this quota share agreement in the first quarter of 2015 and 2014, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2014.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for 19 consecutive years, averaging an 87.4 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty excess and surplus insurance company, has also enhanced overall returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

The insurance marketplace remains intensely competitive. New entrants, alternative capital and a lack of significant catastrophe activity led to flat or declining prices for many coverages in 2014, and continues to impact our business. Despite these challenges, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2014 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2014 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Consolidated revenues, as displayed in the table that follows, totaled $195.8 million for the first three months of 2015 compared to $181.2 million for the same period in 2014.

	For the Three-Month Periods
	Ended March 31,
	2015	2014
Consolidated revenues (in thousands)
Net premiums earned	$169,003	$161,132
Net investment income	13,495	13,582
Net realized investment gains	13,286	6,501
Total consolidated revenue	$195,784	$181,215

Consolidated revenue for the first quarter of 2015 increased $14.6 million, or 8 percent, from the same period in 2014. Net premiums earned for the Group increased 5 percent for the quarter, driven by growth from our casualty and surety segments, which were up 9 percent and 5 percent, respectively. Net investment income decreased 1 percent to $13.5 million due to lower reinvestment rates. Net realized investment gains totaled $13.3 million in the first quarter of 2015, compared to $6.5 million in 2014.

Net after-tax earnings for the first quarter of 2015 totaled $30.6 million, $0.70 per diluted share, compared to $29.0 million, $0.66 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss reserves. From a prior accident year standpoint, favorable development resulted in additional pretax earnings of $8.0 million in the first quarter of 2015 compared to $14.8 million in 2014. Underwriting results for both periods also benefited from benign catastrophe activity. Bonus and profit sharing-related expenses related to the items noted above totaled $1.0 million in 2015, compared to $1.8 million in 2014. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first quarter of 2015, equity in earnings of unconsolidated investees totaled $4.2 million. This amount includes $3.7 million from Maui Jim and $0.5 million from Prime.  Comparatively, the first quarter of 2014 reflected $3.4 million of earnings, including $3.3 million from Maui Jim and $0.1 million from Prime. Refer to Note 6, Acquisitions, for more information regarding our recent investments in Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $23.0 million, $0.52 per diluted share, for the first quarter of 2015, compared to $46.7 million, $1.07 per diluted share, for the first quarter of 2014. Unrealized losses, net of tax, for the first quarter of 2015 were $7.6 million, compared to unrealized gains of $17.7 million for the same period in 2014. Unrealized losses in the first quarter of 2015 were primarily due to a decline in the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group decreased 3 percent to $190.6 million for the first quarter of 2015. The overall decline was driven by our property segment, down 17 percent, due largely to reduced premium from our crop business. In addition, competition in the excess and surplus market has challenged our ability to maintain or grow premium levels. Modest growth from our casualty and surety segments, which increased 2 percent and 5 percent, respectively, served to partially offset the decline from the property segment. From a pricing standpoint, rates have been generally flat on an overall basis, though trends have varied across our product portfolio. Most notably, catastrophe exposed coverages have sustained double digit declines in response to continued competitive pressures in this market. Net premiums written were flat in the quarter, as cost savings realized during our 2015 reinsurance renewal served to offset the declines seen on a gross basis. In the beginning of 2015, we renewed our major property and casualty reinsurance treaties, which resulted in a  $7.0 million reduction in ceded premiums from improved reinsurance rates, while we expanded some coverages. On a net premiums earned basis, premiums increased $7.9 million, or 5 percent, due to overall growth experienced in recent periods. Much of this growth is attributable to our casualty segment, where net premiums earned were up 9 percent from the prior year. Underwriting income for the Group totaled $17.6 million for the first three months of 2015, compared to $22.5 million in 2014. Both periods reflected positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. Favorable development on prior years’ loss reserves improved underwriting results by $7.1 million in 2015, compared to

$13.3 million in the prior year. The GAAP combined ratio totaled 89.5 in 2015, compared to 86.0 in 2014. The loss ratio increased to 47.8 from 44.1, while the Group’s expense ratio improved slightly to 41.7 from 41.9.

	For the Three-Month Periods
	Ended March 31,
	2015	2014
Gross premiums written (in thousands)
Casualty	$113,907	$111,955
Property	48,096	58,153
Surety	28,564	27,290
Total	$190,567	$197,398

Underwriting income (in thousands)
Casualty	$5,272	$6,078
Property	8,176	9,678
Surety	4,190	6,776
Total	$17,638	$22,532

Combined ratio
Casualty	94.7	93.3
Property	80.6	77.6
Surety	85.1	74.8
Total	89.5	86.0

Casualty

Gross premiums written for the casualty segment increased 2 percent, to $113.9 million for the first quarter of 2015, compared to $112.0 million for the first quarter of 2014.  Expansion efforts and newer product initiatives have driven much of this growth, as pricing has remained flat across much of our casualty portfolio. Premium growth was most notable from our professional services group, which posted gross premiums written of $19.2 million, up $2.4 million (15 percent) from the prior year. This business provides coverages to architects, engineers and other professional classes, and continues to post premium growth as we expand these offerings nationwide. Expansion of product offerings within our P&C package business advanced premiums $1.8 million (18 percent) to $11.9 million. Assumed premium from our quota share reinsurance treaty with Prime’s two insurance subsidiaries also improved, up $0.5 million (20 percent) in the quarter. Growth from these products offset moderate declines from our umbrella and general liability businesses, which decreased 7 percent and 5 percent, respectively, due to competitive pressures for excess and surplus coverages.

The casualty segment recorded underwriting income of $5.3 million in the first quarter of 2015, compared to $6.1 million for the same period last year. Underwriting results for both periods benefited from favorable development on prior years’ loss reserves. During the first quarter of 2015, we released reserves which improved the segment’s underwriting results by $7.6 million. Products with favorable development included general liability, umbrella, transportation and P&C package, while executive products experienced unfavorable development. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2013). Comparatively, 2014 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella and executive products, which improved the segment’s underwriting results by $9.0 million.

Overall, the combined ratio for the casualty segment was 94.7 for 2015 compared to 93.3 in 2014. The segment’s loss ratio was 59.4 in 2015 compared to 57.8 in 2014. The loss ratio increase was due to the decreased level of favorable development on prior years’ reserves in 2015. The expense ratio for the casualty segment was 35.3 for the first quarter of 2015 compared to 35.5 for the same period in 2014.

Property

Gross premiums written for the Group’s property segment totaled $48.1 million for the first quarter of 2015, a decrease of $10.1 million, or 17 percent, from the same period last year. The majority of this decline relates to our crop reinsurance business, which declined $7.8 million (79 percent) in the quarter. As noted in previous filings, we expect reduced premiums as our crop reinsurance share was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

Premium production in this segment continues to be pressured by increased competition and alternative capital, which has led to decreased rates for excess and surplus property coverages. The declining rate environment impacted premiums from our fire and difference in conditions products, which declined 6 percent and 9 percent, respectively. Our recreational vehicles program also posted decreased premium in the quarter, down 18 percent from the prior year. The decline in this book was due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. While premiums were down for the quarter, double digit rate increases on retained business have been achieved as a result of these efforts. Partially offsetting these decreases, marine premiums increased 5 percent in the first three months of 2015 to $12.6 million. The improved top line for marine represents measured growth following several periods of re-underwriting which concluded in the second half of 2014.

Underwriting income for the segment was $8.2 million for the first quarter of 2015, compared to $9.7 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and an absence of catastrophe losses. From a prior accident year standpoint, 2015 results were minimally impacted by development on prior years’ loss and catastrophe reserves, while 2014 results included favorable development of $2.2 million.

Segment results for the first quarter of 2015 translate into a combined ratio of 80.6 compared to 77.6 for the same period last year. The segment’s loss ratio increased to 38.1 in 2015 from 35.5 in 2014 due to the decreased benefit from favorable development on prior years’ reserves in 2015. From an expense standpoint, the segment’s expense ratio for the first quarter was 42.5 for 2015, compared to 42.1 in 2014.

Surety

The surety segment recorded gross premiums written of $28.6 million for the first quarter of 2015, an increase of $1.3 million, or  5 percent, from the same period last year. Premium growth was achieved despite highly competitive conditions in this space, as new entrants and increased capacity continue to impact the market. Miscellaneous surety increased $1.0 million (10 percent) in the quarter, while commercial and contract surety also improved, up 3 percent each. Growth from these products offset a 4 percent decline from our oil and gas surety product, which has been impacted by falling energy prices in recent periods.

The surety segment recorded underwriting income of $4.2 million, compared to $6.8 million for the same period last year. Results for 2015 included unfavorable development on prior accident years’ loss reserves which impacted the segment’s underwriting results by $0.3 million. The unfavorable development was due largely to contract surety business. From a comparative standpoint, 2014 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $2.2 million. Underwriting performance for both periods reflects positive current accident year results.

The combined ratio for the surety segment totaled 85.1 for the first quarter of 2015, compared to 74.8 for the same period in 2014. The segment’s loss ratio was 22.1 for 2015, compared to 11.2 for 2014. The loss ratio increase was due largely to the decreased benefit from favorable development on prior years’ reserves in 2015. The expense ratio for the first quarter was 63.0 for 2015, compared to 63.6 in 2014.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.5 million during the first quarter of 2015, a decrease of 0.6 percent from that reported for the same period in 2014. The decrease in investment income was due to lower reinvestment rates. On an after-tax basis, investment income decreased by 1.6 percent.

	3/31/2015		12/31/2014
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,529,559	77.2%	$1,495,087	76.1%
Equity securities	391,663	19.8%	410,642	20.9%
Other invested assets	11,402	0.6%	11,597	0.6%
Cash and short-term investments	47,522	2.4%	46,959	2.4%
Total	$1,980,146	100.0%	$1,964,285	100.0%

Our current equity allocation represents 20 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first quarter of 2015 and 2014 were as follows:

	1Q 2015	1Q 2014
Pretax Yield
Taxable	3.45%	3.65%
Tax-Exempt	2.85%	2.73%
After-Tax Yield
Taxable	2.24%	2.37%
Tax-Exempt	2.70%	2.59%

The fixed income portfolio increased by $34.5 million in the first three months of 2015. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.7 percent. Average fixed income duration was 4.9 years at March 31, 2015, reflecting our current liability structure and sound capital position.

The equity portfolio decreased by $19.0 million during the first three months of 2015, to $391.7 million, and had a total return of -1.9 percent through March 31, 2015.

We recognized $13.3 million in realized gains in the first three months of 2015, compared to realized gains of $6.5 million in the same period of 2014. Realized gains were evenly distributed between the equity and fixed income portfolios. We did not record any realized losses associated with OTTI of securities during the first three months of 2015.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2015, including fair value, cost basis and unrealized gains and losses.

	3/31/2015
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer discretionary	$11,984	$27,875	$15,891	$—	$15,891	132.6%
Consumer staples	12,745	34,025	21,700	(420)	21,280	167.0%
Energy	8,797	24,323	15,526	—	15,526	176.5%
Financials	29,608	50,617	21,009	—	21,009	71.0%
Healthcare	4,860	23,982	19,122	—	19,122	393.5%
Industrials	17,512	34,703	17,272	(81)	17,191	98.2%
Information technology	15,729	29,173	13,444	—	13,444	85.5%
Materials	2,220	6,755	4,535	—	4,535	204.3%
Telecommunications	4,392	11,549	7,157	—	7,157	163.0%
Utilities	35,849	59,569	24,179	(459)	23,720	66.2%
ETF	48,297	89,092	40,795	—	40,795	84.5%
	$191,993	$391,663	$200,630	$(960)	$199,670	104.0%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate was 31 percent for the first three months of 2015 and 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income for the first quarter of 2015 and 2014 as a result of the following:

	2015		2014
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the Statutory rate of 35%	$15,580	35%	$14,697	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(962)	(2)%	(1,034)	(2)%
Dividends received deduction	(577)	(1)%	(598)	(2)%
ESOP dividends paid deduction	(220)	(1)%	(201)	—%
Other items, net	94	—%	158	—%

Total tax expense	$13,915	31%	$13,022	31%

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Operating cash flows	$23,407	$(2,007)
Investing cash flows	$(16,443)	$(10,748)
Financing cash flows	$(6,070)	$(6,096)
Total	$894	$(18,851)

Cash flows from operating activities are typically lower during the first quarter due to the timing of reinsurance deposits, the cyclical nature of premium renewals and payment receipts, as well as outlays for bonus, retirement and profit-sharing contributions. However, for the first three months of 2015, cash flows from operating activities increased due largely to an increase in premium receipts compared to that reported for the same period in 2014.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2015 was $160.1 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2015, we had cash, short-term investments and other investments maturing within one year of approximately $63.1 million and an additional $280.4 million maturing between one to five years. As of March 31, 2015, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the quarter ended March 31, 2015 no amounts were outstanding on this facility.

Additionally, during the third quarter of 2014, two of our insurance companies, RLI Ins. and Mt. Hawley, became members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System will provide both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of the end of the first quarter, there were no outstanding borrowing amounts with FHLBC.

We believe that cash generated by operations, by investments and by cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to our bank credit facility and FHLBC membership, our highly liquid investment portfolio and reverse repurchase debt capacity provide additional sources of liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2015, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at March 31, 2015, have increased $15.9 million from December 31, 2014.

As of March 31, 2015, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$13,498	$14,052	$554	0.7%	AA+
Corporate	593,814	616,062	22,248	31.1%	BBB+
Agency MBS	244,344	254,314	9,970	12.8%	AA+
ABS/CMBS**	125,847	127,922	2,075	6.5%	AAA
Non-U.S. govt. & agency	1,892	2,017	125	0.1%	BBB+
U.S. government	33,313	33,592	279	1.7%	AAA
Municipal	463,355	481,600	18,245	24.3%	AA
Total Fixed Income	$1,476,063	$1,529,559	$53,496	77.2%	AA-

Equity	$191,993	$391,663	$199,670	19.8%

Other Invested Assets	$11,402	$11,402	$—	0.6%

Cash and Short-Term Investments	$47,522	$47,522	$—	2.4%

Total Portfolio	$1,726,980	$1,980,146	$253,166	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2015, our fixed income portfolio had the following rating distribution:

AAA	19.0%
AA	41.1%
A	21.9%
BBB	11.3%
BB	3.8%
B	2.8%
CCC	0.0%
NR	0.1%
Total	100.0%

As of March 31, 2015, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 961 individual issues as of March 31, 2015.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2015, we had $56.4 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of March 31, 2015 we had $71.6 million in commercial mortgage backed securities (CMBS) and $254.3 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 6.5 percent of our investment portfolio at quarter end.

We had $616.1 million in corporate fixed income securities as of March 31, 2015. As of March 31, 2015, we had $70.7 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2015, we had $481.6 million in municipal securities. As of March 31, 2015, approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

At March 31, 2015, our equity portfolio had a fair value of $391.7 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2015, our equity portfolio had a dividend yield of 2.8 percent compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 80 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include an investment in a low income housing tax credit partnership as well as membership in the Federal Home Loan Bank Chicago. Our interest in a low income housing tax credit partnership had a balance of $9.6 million at March 31, 2015 and recognized a total tax benefit of $0.3 million during the first quarter of 2015.  Our investment in FHLBC stock totaled $1.8 million at the end of the first quarter.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2015, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $862.0 million of shareholders’ equity. Debt outstanding comprised 14.8 percent of total capital as of March  31, 2015. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2015 the same amount as the previous year. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the three-month periods ended March 31, 2015 and 2014.

We paid a quarterly cash dividend of $0.18 per share on March 20, 2015, the same amount as the prior quarter. We have paid dividends for 155 consecutive quarters and increased dividends in each of the last 39 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2015, our holding company had $862.0 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $59.5 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first three months of 2015, RLI Ins. paid a total of $20.0 million in ordinary dividends to RLI Corp. In 2014, our principal insurance subsidiary paid ordinary dividends totaling $185.0 million to RLI Corp. No extraordinary dividends were paid during 2014. As of March 31, 2015, $33.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA-,” with 82 percent rated “A” or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2014 Annual Report on Form 10-K.

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

As previously reported in our 10-Q Quarterly Report for the quarter ended September 30, 2014 and 10-K Annual Report for the year ended December 31, 2014, the Belmont Massachusetts Contributory Retirement System filed a putative class action and shareholder derivative lawsuit against RLI Corp. and its Board of Directors in Illinois state court. The lawsuit has been settled and dismissed. The lawsuit originally alleged breach of contract and breach of fiduciary duty by our directors relating to adjustments made to the exercise price of outstanding stock options under our equity-based incentive plans, in connection with extraordinary cash dividends paid by us in 2011, 2012 and 2013. In December 2014 we reached a negotiated settlement of the lawsuit with plaintiff, which was subject to court approval. A filed objection to the settlement was withdrawn, the settlement was approved in final by the court in April 2015, and the suit has been dismissed. Settlement terms include submitting proposed clarifying amendments of our equity incentive plans to a shareholder vote at our upcoming May 2015 Annual Meeting of Shareholders, and payment of $350,000 to plaintiff’s legal counsel for legal fees. We believe our settlement of this matter and the terms are favorable to and in the best interests of the company and its shareholders.

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of 2015, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: April 24, 2015