Form 10-Q
period 2015-06-30
RLI CORP
filed 2015-07-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 13, 2015, the number of shares outstanding of the registrant’s Common Stock was 43,232,625.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2015	2014

Net premiums earned	$172,339	$168,604
Net investment income	13,431	13,982
Net realized investment gains	4,802	10,431
Consolidated revenue	$190,572	$193,017
Losses and settlement expenses	64,549	73,345
Policy acquisition costs	59,487	55,156
Insurance operating expenses	13,467	13,534
Interest expense on debt	1,857	1,874
General corporate expenses	2,748	2,549
Total expenses	$142,108	$146,458
Equity in earnings of unconsolidated investees	6,186	5,864
Earnings before income taxes	$54,650	$52,423
Income tax expense	17,465	16,698
Net earnings	$37,185	$35,725

Other comprehensive earnings (loss), net of tax	(24,932)	19,934
Comprehensive earnings	$12,253	$55,659

Earnings per share:
Basic:

Basic net earnings per share	$0.86	$0.83
Basic comprehensive earnings per share	$0.28	$1.29

Diluted:

Diluted net earnings per share	$0.84	$0.82
Diluted comprehensive earnings per share	$0.28	$1.27

Weighted average number of common shares outstanding
Basic	43,210	43,001
Diluted	44,019	43,688

Cash dividends paid per common share	$0.19	$0.18

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2015	2014

Net premiums earned	$341,342	$329,736
Net investment income	26,926	27,564
Net realized investment gains	18,088	16,932
Consolidated revenue	$386,356	$374,232
Losses and settlement expenses	145,410	144,361
Policy acquisition costs	118,460	110,207
Insurance operating expenses	24,998	26,067
Interest expense on debt	3,713	3,725
General corporate expenses	4,992	4,747
Total expenses	$297,573	$289,107
Equity in earnings of unconsolidated investees	10,380	9,289
Earnings before income taxes	$99,163	$94,414
Income tax expense	31,380	29,720
Net earnings	$67,783	$64,694

Other comprehensive earnings (loss), net of tax	(32,527)	37,671
Comprehensive earnings	$35,256	$102,365

Earnings per share:
Basic:

Basic net earnings per share	$1.57	$1.50
Basic comprehensive earnings per share	$0.82	$2.38

Diluted:

Diluted net earnings per share	$1.54	$1.48
Diluted comprehensive earnings per share	$0.80	$2.34

Weighted average number of common shares outstanding
Basic	43,176	42,993
Diluted	44,008	43,669

Cash dividends paid per common share	$0.37	$0.35

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2015	2014

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,537,365	$1,495,087
Equity securities, at fair value	391,152	410,642
Short-term investments, at cost	10,169	16,339
Other invested assets	11,069	11,597
Cash	27,087	30,620
Total investments and cash	$1,976,842	$1,964,285
Accrued investment income	15,052	14,629
Premiums and reinsurance balances receivable	174,584	154,573
Ceded unearned premium	52,603	53,961
Reinsurance balances recoverable on unpaid losses	328,030	335,106
Deferred policy acquisition costs	71,575	65,123
Property and equipment	43,407	42,549
Investment in unconsolidated investees	71,179	60,046
Goodwill and intangibles	72,249	72,695
Other assets	9,664	12,575
TOTAL ASSETS	$2,815,185	$2,775,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,142,596	$1,121,040
Unearned premiums	430,632	401,412
Reinsurance balances payable	36,915	38,013
Funds held	54,055	51,481
Income taxes-deferred	68,462	82,285
Bonds payable, long-term debt	149,647	149,625
Accrued expenses	40,303	63,148
Other liabilities	24,677	23,476
TOTAL LIABILITIES	$1,947,287	$1,930,480

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,162,839 shares issued, 43,232,625 shares outstanding at 6/30/15)
(66,032,929 shares issued, 43,102,715 shares outstanding at 12/31/14)	$66,163	$66,033
Paid-in capital	217,165	213,737
Accumulated other comprehensive earnings	138,856	171,383
Retained earnings	838,713	786,908
Deferred compensation	14,042	13,769
Less: Treasury shares at cost
(22,930,214 shares at 6/30/15 and 12/31/14)	(407,041)	(406,768)
TOTAL SHAREHOLDERS’ EQUITY	$867,898	$845,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,815,185	$2,775,542

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$71,121	$38,528
Cash Flows from Investing Activities
Investments purchased	$(393,382)	$(311,402)
Investments sold	250,602	217,403
Investments called or matured	81,680	49,932
Net change in short-term investments	3,866	15,462
Net property and equipment purchased	(3,289)	(4,921)
Investment in equity method investee	(1,711)	(5,301)
Net cash used in investing activities	$(62,234)	$(38,827)

Cash Flows from Financing Activities
Cash dividends paid	$(15,978)	$(15,046)
Stock plan share issuance	1,779	2,760
Excess tax benefit from exercise of stock options	1,779	350
Net cash used in financing activities	$(12,420)	$(11,936)

Net decrease in cash	$(3,533)	$(12,235)
Cash at the beginning of the period	$30,620	$39,469
Cash at June 30	$27,087	$27,234

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2015 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ significantly from these estimates.

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

ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts

This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The new guidance requires the disclosure of the following information related to unpaid claims and claim adjustment expenses:

a.	Net incurred and paid claims development information by accident year for the number of years for which claims incurred typically remain outstanding, but need not exceed 10 years;
b.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position;

c.

For each accident year presented, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses;

d.	For each accident year presented, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and
e.	For all claims, the average annual percentage payout of incurred claims by age.

This ASU is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. We have not early-adopted this ASU and while disclosures will be increased, we do not believe adoption will have a material effect on our financial statements.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $72.2 million at June 30, 2015.

Goodwill and intangible assets resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Of this $26.2 million, $25.6 million relates to goodwill and $0.6 million relates to an indefinite-lived intangible asset. Goodwill and intangible assets resulting from the Contractors Bonding and Insurance Company (CBIC) acquisition in April 2011 totaled $30.3 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $7.5 million, which relates to state insurance licenses. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2015. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2015, there were no triggering events that occurred that would suggest further review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $2.4 million, net of amortization, as of June 30, 2015.

The remaining $15.7 million of goodwill and intangibles relates to our purchase of Rockbridge Underwriting Agency (Rockbridge) in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.3 million relates to definite-lived intangible assets, net of amortization, as of June 30, 2015. Impairment testing is performed on this goodwill asset in the fourth quarter of each year. There were no triggering events that occurred during the first half of 2015 that would suggest further review was necessary.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.2 million for the second quarter of 2015 and $0.4 million for the six-month period ended June 30, 2015.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2015			Ended June 30, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$37,185	43,210	$0.86	$35,725	43,001	$0.83
Effect of Dilutive Securities
Stock options	-	809		-	687

Diluted EPS
Income available to common shareholders	$37,185	44,019	$0.84	$35,725	43,688	$0.82

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2015			Ended June 30, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$67,783	43,176	$1.57	$64,694	42,993	$1.50
Effect of Dilutive Securities
Stock options	-	832		-	676

Diluted EPS
Income available to common shareholders	$67,783	44,008	$1.54	$64,694	43,669	$1.48

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized losses for the first six months of 2015 were $32.5 million compared to unrealized gains of $37.7 million during the same period last year. Fixed income securities declined in market value during 2015 as interest rates rose and our conservative positioning in the equity portfolio underperformed the market over the same period. In 2014, both fixed income and equity securities experienced positive price movements.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2015	2014	2015	2014

Beginning balance	$163,788	$153,764	$171,383	$136,027
Other comprehensive earnings before reclassifications	(21,760)	26,714	(20,764)	48,674
Amounts reclassified from accumulated other comprehensive earnings	(3,172)	(6,780)	(11,763)	(11,003)
Net current-period other comprehensive earnings (loss)	$(24,932)	$19,934	$(32,527)	$37,671
Ending balance	$138,856	$173,698	$138,856	$173,698

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2015	2014	2015	2014	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$4,880	$10,431	$18,097	$16,928	Net realized investment gains
	-	-	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$4,880	$10,431	$18,097	$16,928	Earnings before income taxes
	(1,708)	(3,651)	(6,334)	(5,925)	Income tax expense
	$3,172	$6,780	$11,763	$11,003	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2015 and December 31, 2014 were as follows:

Available-for-sale
(in thousands)
	6/30/2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$30,281	$129	$(10)	$30,400
U.S. agency	13,499	229	(84)	13,644
Non-U.S. govt. & agency	1,893	-	(53)	1,840
Agency MBS	232,883	7,680	(1,383)	239,180
ABS/CMBS*	87,214	1,429	(344)	88,299
Corporate	595,886	14,694	(8,620)	601,960
Municipal	553,346	11,746	(3,050)	562,042
Total Fixed Income	$1,515,002	$35,907	$(13,544)	$1,537,365

Equity	$198,607	$193,648	$(1,103)	$391,152

*Non-agency asset-backed and commercial mortgage-backed

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

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2015:

	6/30/2015
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$9,309	$9,391
Due after one year through five years	259,490	265,403
Due after five years through 10 years	599,500	608,967
Due after 10 years	326,606	326,125
Mtge/ABS/CMBS*	320,097	327,479
Total available-for-sale	$1,515,002	$1,537,365

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2015 unrealized losses, as shown in the following tables, were 0.7 percent of total invested assets. Unrealized losses increased in 2015, as interest rates increased during the first half of the year.

	June 30, 2015			December 31, 2014
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$5,307	$—	$5,307	$4,416	$—	$4,416
Cost or amortized cost	5,317	—	5,317	4,427	—	4,427
Unrealized Loss	$(10)	$—	$(10)	$(11)	$—	$(11)

U.S. Agency
Fair value	$7,026	$—	$7,026	$—	$—	$—
Cost or amortized cost	7,110	—	7,110	—	—	—
Unrealized Loss	$(84)	$—	$(84)	$—	$—	$—

Non-U.S. government
Fair value	$1,840	$—	$1,840	$—	$—	$—
Cost or amortized cost	1,893	—	1,893	—	—	—
Unrealized Loss	$(53)	$—	$(53)	$—	$—	$—

Agency MBS
Fair value	$60,153	$20,107	$80,260	$12,840	$61,534	$74,374
Cost or amortized cost	60,974	20,669	81,643	12,947	62,803	75,750
Unrealized Loss	$(821)	$(562)	$(1,383)	$(107)	$(1,269)	$(1,376)

ABS/CMBS*
Fair value	$31,524	$4,157	$35,681	$63,782	$11,616	$75,398
Cost or amortized cost	31,845	4,180	36,025	64,084	11,725	75,809
Unrealized Loss	$(321)	$(23)	$(344)	$(302)	$(109)	$(411)

Corporate
Fair value	$230,965	$9,825	$240,790	$123,617	$14,488	$138,105
Cost or amortized cost	239,010	10,400	249,410	127,634	14,661	142,295
Unrealized Loss	$(8,045)	$(575)	$(8,620)	$(4,017)	$(173)	$(4,190)

Municipal
Fair value	$173,994	$—	$173,994	$12,382	$19,019	$31,401
Cost or amortized cost	177,044	—	177,044	12,411	19,123	31,534
Unrealized Loss	$(3,050)	$—	$(3,050)	$(29)	$(104)	$(133)

Subtotal, fixed income
Fair value	$510,809	$34,089	$544,898	$217,037	$106,657	$323,694
Cost or amortized cost	523,193	35,249	558,442	221,503	108,312	329,815
Unrealized Loss	$(12,384)	$(1,160)	$(13,544)	$(4,466)	$(1,655)	$(6,121)

Equity securities
Fair value	$14,227	$—	$14,227	$10,837	$—	$10,837
Cost or amortized cost	15,330	—	15,330	11,835	—	11,835
Unrealized Loss	$(1,103)	$—	$(1,103)	$(998)	$—	$(998)

Total
Fair value	$525,036	$34,089	$559,125	$227,874	$106,657	$334,531
Cost or amortized cost	538,523	35,249	573,772	233,338	108,312	341,650
Unrealized Loss	$(13,487)	$(1,160)	$(14,647)	$(5,464)	$(1,655)	$(7,119)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2015 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$422,894	$414,108	$(8,786)	64.9%
2	BBB	Baa	90,037	86,789	(3,248)	24.0%
3	BB	Ba	26,131	25,368	(763)	5.6%
4	B	B	19,243	18,512	(731)	5.4%
5	CCC or lower	Caa or lower	137	121	(16)	0.1%
6			—	—	—	—
		Total	$558,442	$544,898	$(13,544)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 355 securities in an unrealized loss position as of June 30, 2015. The $13.5 million in associated unrealized losses for these 355 securities represents 0.9 percent of the fixed income portfolio’s cost basis. Of these 355 securities, 33 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of June 30, 2015, we held five common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $1.1 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include an investment in a low income housing tax credit partnership, carried at amortized cost, and membership in the Federal Home Loan Bank Chicago (FHLBC), carried at cost. Our interest in a low income housing tax credit partnership had a balance of $9.5 million at June 30, 2015 compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.2 million during the second quarter of 2015 and $0.5 million during the six-month period ended June 30, 2015. Our investment in FHLBC stock totaled $1.6 million at June 30, 2015 compared to $1.8 million at December 31, 2014.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $27.1 million at the end of the second quarter of 2015, compared to $30.6 million at the end of 2014. Short-term investments are carried at cost, which approximates fair value. The balance at June 30, 2015 was $10.2 million compared to $16.3 million at December 31, 2014.

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

Corporate, Agencies, Government and Municipal Bonds: The pricing vendor employs a multi-dimensional model which uses standard inputs including (listed in approximate order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All corporate, agency, government and municipal securities were deemed Level 2.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$30,400	$—	$30,400
U.S. agency	—	13,644	—	13,644
Non-U.S. govt. & agency	—	1,840	—	1,840
Agency MBS	—	239,180	—	239,180
ABS/CMBS*	—	88,299	—	88,299
Corporate	—	601,960	—	601,960
Municipal	—	562,042	—	562,042
Equity	391,152	—	—	391,152
Total available-for-sale securities	$391,152	$1,537,365	$—	$1,928,517

*Non-agency asset-backed and commercial mortgage-backed

	As of December 31, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$33,788	$—	$33,788
U.S. agency	—	6,747	—	6,747
Non-U.S. govt. & agency	—	10,665	—	10,665
Agency MBS	—	264,468	—	264,468
ABS/CMBS*	—	135,304	—	135,304
Corporate	—	562,690	—	562,690
Municipal	—	481,425	—	481,425
Equity	410,642	—	—	410,642
Total available-for-sale securities	$410,642	$1,495,087	$—	$1,905,729

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the six-month period ended June 30, 2015.

4.  INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2015 was 32 percent compared to 31 percent for the same periods in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the three and six-month periods ended June 30, 2015 due to an increase in underwriting income compared to the same periods in 2014.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2015 and 2014 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2015		2014		2015		2014
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$19,127	35%	$18,348	35%	$34,707	35%	$33,045	35%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,054)	(2)%	(1,048)	(2)%	(2,016)	(2)%	(2,082)	(2)%
Dividends received deduction	(535)	(1)%	(533)	(1)%	(1,112)	(1)%	(1,131)	(1)%
ESOP dividends paid deduction	(238)	—%	(220)	(1)%	(458)	—%	(421)	(1)%
Other items, net	165	—%	151	—%	259	—%	309	—%
Total tax expense	$17,465	32%	$16,698	31%	$31,380	32%	$29,720	31%

5.  STOCK BASED COMPENSATION

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

In 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (2010 LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the 2010 LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. The 2010 LTIP provided for equity-based compensation, including stock options, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2010 and 2015, we granted 2,878,000 stock options under the 2010 LTIP, including 53,500 in the first quarter of 2015. The 2010 LTIP was replaced in the second quarter of 2015.

During the second quarter of 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees or directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Thus far in 2015, we have granted 412,000 stock options under the 2015 LTIP.

Under the 2015 LTIP, as under the 2010 LTIP and omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, special dividends and other events as set forth in such plans). Options generally vest and become exercisable ratably over a five-year period and expire eight years after grant.

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

The following tables summarize option activity for the periods ended June 30, 2015 and 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	465,500	$49.52
Options exercised	(215,617)	$18.97		$6,620
Options canceled/forfeited	(4,560)	$31.87
Outstanding options at June 30, 2015	3,138,040	$30.56	5.28	$65,356
Exercisable options at June 30, 2015	1,441,660	$22.48	4.02	$41,674

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	420,000	$42.88
Options exercised	(43,872)	$18.31		$1,139
Options canceled/forfeited	(740)	$16.51
Outstanding options at June 30, 2014	2,970,472	$28.53	5.47	$51,232
Exercisable options at June 30, 2014	1,300,292	$22.02	4.21	$30,894

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2015, 465,500 stock options were granted with a weighted average exercise price of $49.52 and a weighted average fair value of $8.94. We recognized $1.1 million of expense in the second quarter of 2015 and $2.0 million in the first six months of 2015 related to options vesting. Since options granted under 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.4 million in the second quarter of 2015 and $0.7 million in the first six months of 2015 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.8 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.2 million of expense in the second quarter of 2014 and $2.1 million of expense in the first six months of 2014. We recorded a tax benefit of $0.4 million in the second quarter of 2014 and $0.7 million in the first six months of 2014 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2015		2014

Weighted-average fair value of grants	$8.94		$7.76
Risk-free interest rates	1.54%		1.70%
Dividend yield	1.81%		1.94%
Expected volatility	22.89%		23.22%
Expected option life	5.21	years	5.18	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized ordinary dividends paid during the most recent five-year period. It excluded the special dividends paid in the fourth quarters of 2014 and prior years. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

During the first quarter of 2014, each outside director received $10,000 worth of restricted common shares from the 2010 LTIP as part of director compensation. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. This restricted share program was terminated in 2014.

6.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014
Net premiums earned:
Casualty	$101,914	$94,360	$200,682	$185,337
Property	41,281	48,791	83,399	92,109
Surety	29,144	25,453	57,261	52,290

Segment totals before income taxes	$172,339	$168,604	$341,342	$329,736

Net investment income	13,431	13,982	26,926	27,564
Net realized gains	4,802	10,431	18,088	16,932

Total consolidated revenue	$190,572	$193,017	$386,356	$374,232

NET EARNINGS
(in thousands)	2015	2014	2015	2014
Casualty	$19,201	$16,467	$24,473	$22,545
Property	4,828	2,293	13,004	11,971
Surety	10,807	7,809	14,997	14,585

Net underwriting income	$34,836	$26,569	$52,474	$49,101

Net investment income	13,431	13,982	26,926	27,564
Net realized gains	4,802	10,431	18,088	16,932
General corporate expense and interest on debt	(4,605)	(4,423)	(8,705)	(8,472)
Equity in earnings of unconsolidated investees	6,186	5,864	10,380	9,289

Total earnings before income taxes	$54,650	$52,423	$99,163	$94,414
Income tax expense	17,465	16,698	31,380	29,720

Total net earnings	$37,185	$35,725	$67,783	$64,694

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2015	2014	2015	2014

Casualty
Commercial and personal umbrella	$26,012	$25,024	$51,309	$49,780
General liability	20,607	20,523	40,579	40,455
Professional services	17,641	13,839	34,721	26,700
Commercial transportation	15,117	15,005	29,798	29,516
P&C package business	9,909	8,495	19,558	16,778
Executive products	4,601	4,721	9,286	9,405
Medical professional liability	3,032	3,724	6,136	7,424
Other casualty	4,995	3,029	9,295	5,279
Total	$101,914	$94,360	$200,682	$185,337

Property
Commercial property	$19,049	$20,054	$38,952	$40,487
Marine	10,984	12,962	22,901	25,163
Specialty personal	6,657	6,709	13,447	12,817
Property reinsurance	3,342	3,387	6,359	6,748
Crop reinsurance	1,222	5,683	1,687	6,869
Other property	27	(4)	53	25
Total	$41,281	$48,791	$83,399	$92,109

Surety
Miscellaneous	$10,489	$9,598	$20,657	$19,080
Commercial	7,592	6,313	14,493	12,447
Contract	6,789	6,256	13,619	13,017
Oil and Gas	4,274	3,286	8,492	7,746
Total	$29,144	$25,453	$57,261	$52,290

Grand Total	$172,339	$168,604	$341,342	$329,736

7.  ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime), an Illinois domiciled insurance carrier based in Salt Lake City, Utah. On March 4, 2015 we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime’s primary subsidiary, Prime Insurance Company, is a privately-held excess and surplus lines insurance company operating in 49 states and territories through a network of wholesale brokers and specializing in hard-to-place risks. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.3 million in the second quarter of 2015 and $0.8 million in the first six months of 2015. Comparatively, our share of Prime’s earnings amounted to $0.2 million in the second quarter of 2014 and $0.3 million in the first six months of 2014.

Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime’s two insurance subsidiaries, effective January 1, 2014. We assumed gross premiums of $3.6 million in the second quarter of 2015 and $6.7 million in the first six months of 2015 related to this quota share agreement. Comparatively, we assumed gross premiums of $2.5 million in the second quarter of 2014 and $5.0 million in the first six months of 2014 related to this quota share agreement.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

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

On May 27, 2015, RLI Ins. and Mt. Hawley entered into a stock purchase agreement to sell RIC to Clear Blue Financial Holdings, LLC, for $7.5 million to be paid in cash at closing. RIC is being sold as a “shell” with the primary value being derived from the transfer of insurance licenses. RIC has minimal assets and written premium and is currently transferring all premium and loss cash flows to RLI Ins. through a 100 percent reinsurance agreement. After closing, RLI Ins. will reinsure all then-existing RIC bond and insurance liabilities, adjust claims and service the remaining in-force policies and bonds until they terminate or are moved into RLI Ins. The transaction is structured as a sale of the stock of RIC by Mt. Hawley and is subject to Form A approval, a revision to the existing reinsurance agreement and a dividend, all of which are subject to insurance department regulatory approval. We would expect to close promptly after such approvals are secured.

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

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Consolidated revenues, as displayed in the table that follows, totaled $386.4 million for the first six months of 2015 compared to $374.2 million for the same period in 2014.

	For the Six-Month Periods
	Ended June 30,
	2015	2014
Consolidated revenues (in thousands)
Net premiums earned	$341,342	$329,736
Net investment income	26,926	27,564
Net realized investment gains	18,088	16,932
Total consolidated revenue	$386,356	$374,232

Consolidated revenue for the first six months of 2015 increased $12.1 million, or 3 percent, from the same period in 2014. Net premiums earned for the Group increased 4 percent, driven by growth from our casualty and surety segments, which were up 8 percent and 10 percent, respectively. Due to the current low yield environment, net investment income decreased 2 percent to $26.9 million. Net realized investment gains totaled $18.1 million in the first six months of 2015, compared to $16.9 million in 2014.

Net after-tax earnings for the first six months of 2015 totaled $67.8 million, $1.54 per diluted share, compared to $64.7 million, $1.48 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss reserves. From a prior accident year standpoint, favorable development resulted in additional pretax earnings of $43.5 million in the first six months of 2015 compared to $42.3 million in 2014. Results for 2014 also include $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. Underwriting results for both periods were impacted by losses from storm activity, which totaled $7.4 million in the first half of 2015, compared to $8.0 million for the same period last year. Bonus and profit sharing-related expenses related to prior year reserve development and storm losses totaled $5.3 million in 2015, compared to $4.5 million in 2014. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first six months of 2015, equity in earnings of unconsolidated investees totaled $10.4 million. This amount includes $9.6 million from Maui Jim and $0.8 million from Prime. Comparatively, the first six months of 2014 reflected $9.3 million of earnings, including $9.0 million from Maui Jim and $0.3 million from Prime. Refer to Note 6, Acquisitions, for more information regarding our recent investments in Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $35.3 million, $0.80 per diluted share, for the first six months of 2015, compared to $102.4 million, $2.34 per diluted share, for the first half of 2014. Unrealized losses, net of tax, in the first six months of 2015 were $32.5 million, compared to unrealized gains of $37.7 million for the same period in 2014. Unrealized losses in the current year were split evenly between the equity and fixed income portfolios.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group decreased 5 percent to $438.7 million for the first six months of 2015. The overall decline was driven by our property segment, down 29 percent, due largely to reduced premium from our assumed crop business. Excluding the impact of crop, gross premiums written increased 4 percent from prior year, as our casualty and surety segments each delivered solid growth. From a pricing standpoint, trends have varied across our product portfolio. While certain products such as transportation, recreational vehicles and umbrella have achieved price increases during the year, excess and surplus property coverages continue to face a difficult rate environment. Most notably, double digit price declines for catastrophe exposed coverages have persisted through the first half of 2015. Net premiums written were up slightly in the first six months of 2015, as cost savings realized during our 2015 reinsurance renewals served to offset the decline seen on a gross basis. During the first half of 2015 we renewed all material reinsurance treaties, which resulted in an $8.5 million reduction in ceded premiums from improved reinsurance rates, while some coverages were expanded. Excluding the impact of crop, net premiums written increased 6 percent. On a net premiums earned basis, premiums increased $11.6 million, or 4 percent, due to overall growth experienced in recent periods. Much of this growth is attributable to our casualty and surety segments, where net premiums earned were up 8 percent and 10 percent, respectively. Underwriting income for the

Group totaled $52.5 million for the first six months of 2015, compared to $49.1 million in 2014. Results for both periods reflect similar amounts of favorable development in prior years’ loss and catastrophe reserves. Net storm losses in the current year were $0.5 million less than in 2014. Both periods also delivered positive underwriting results from a current accident year standpoint. The GAAP combined ratio totaled 84.6 in 2015, compared to 85.1 in 2014. The loss ratio decreased to 42.6 from 43.8, while the Group’s expense ratio increased slightly to 42.0 from 41.3.

	For the Six-Month Periods
	Ended June 30,
	2015	2014
Gross premiums written (in thousands)
Casualty	$264,792	$244,238
Property	112,938	159,888
Surety	60,936	57,442
Total	$438,666	$461,568

Underwriting income (in thousands)
Casualty	$24,473	$22,545
Property	13,004	11,971
Surety	14,997	14,585
Total	$52,474	$49,101

Combined ratio
Casualty	87.8	87.8
Property	84.4	87.0
Surety	73.8	72.1
Total	84.6	85.1

Casualty

Gross premiums written for the casualty segment increased 8 percent, to $264.8 million for the first six months of 2015, compared to $244.2 million for the first six months of 2014. Growth in the segment was led by transportation, which increased $7.9 million (19 percent) to $48.4 million, due largely to increased opportunities to write new business. Improved pricing for transportation coverages during the first half of the year also benefited top line production. Our professional services group and P&C package business also made significant contributions to overall growth, up 16 percent and 17 percent, respectively, as expansion efforts for these products continued. Assumed premium from our quota share reinsurance treaty with Prime’s two insurance subsidiaries improved as well, up $1.7 million (34 percent) in the first half of 2015. Growth from these products offset a moderate decline from our executive products book, which decreased $1.1 million (5 percent), due to competitive pressures in this market.

The casualty segment recorded underwriting income of $24.5 million in the first six months of 2015, compared to $22.5 million for the same period last year. Underwriting results for both periods benefited from favorable development on prior years’ loss and catastrophe reserves. During the first half of 2015, we released reserves which improved the segment’s underwriting results by $28.7 million. Products with favorable development included general liability, umbrella, transportation, P&C package, professional services group and medical professional liability, while executive products experienced unfavorable development. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2007-2014). Losses from 2015 storms were minimal, impacting results by $0.1 million. Comparatively, 2014 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package, transportation, professional services and executive products, which improved the segment’s underwriting results by $29.3 million. Results for 2014 were also impacted by storm losses, primarily related to our P&C package business, which reduced underwriting income for the segment by $1.9 million.

Segment results for 2015 translated into a combined ratio of 87.8, the same as in 2014. The segment’s loss ratio was 52.3 in 2015, improved slightly from 52.6 in the prior year. From an expense standpoint, results were also consistent across both periods, as the segments’ expense ratio was 35.5 in 2015 compared to 35.2 in 2014.

Property

Gross premiums written for the Group’s property segment totaled $112.9 million for the first six months of 2015, a decrease of $47.0 million, or 29 percent, from the same period last year. The majority of this decline relates to our crop reinsurance business, which declined $39.2 million (83 percent). As noted in previous filings, we expect reduced premiums as our crop reinsurance share was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

This segment continues to be pressured by increased competition and alternative capital, which has led to decreased rates for excess and surplus property coverages. The declining rate environment impacted premiums from our commercial property business, as our fire and difference in conditions products declined 9 percent and 12 percent, respectively. Our recreational vehicles program also posted decreased premium in the first half of 2015, down 16 percent from the prior year. The decline in this book was due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. While premiums were down for the year, double digit rate increases on retained business have been achieved as a result of these efforts. Partially offsetting these declines was a modest increase in our other property reinsurance program, which was up 2 percent, while premiums from marine and Hawaii homeowners were flat versus the prior year.

Underwriting income for the segment was $13.0 million for the first six months of 2015, compared to $12.0 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2015 include favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which improved the segment’s underwriting results by $3.7 million. This favorable development partially offset losses recorded on 2015 storms, which reduced the segment’s underwriting results by $6.2 million. From a comparative standpoint, underwriting results for 2014 included favorable development of $0.7 million and $4.9 million in storm losses.

Segment results for the first six months of 2015 translated into a combined ratio of 84.4 compared to 87.0 for the same period last year. The segment’s loss ratio decreased to 41.3 in 2015 from 47.4 in 2014 due to the increased benefit from favorable development on prior years’ reserves in 2015. From an expense standpoint, the segment’s expense ratio for the first six months of 2015 increased to 43.1, from 39.6 in the prior year. The increased expense ratio relates to shifts in product mix within the segment, in particular with regard to crop, which carried a very low acquisition expense rate.

Surety

The surety segment recorded gross premiums written of $60.9 million for the first six months of 2015, an increase of $3.5 million, or 6 percent, from the same period last year. Premium growth was achieved despite highly competitive conditions in this space, as new entrants and increased capacity continue to impact the market. Growth was led by miscellaneous surety, which increased $2.2 million (11 percent) for the year, while commercial surety also delivered solid results, up $1.4 million (10 percent). Gross premiums written from oil and gas surety and contract surety were relatively flat.

The surety segment recorded underwriting income of $15.0 million, compared to $14.6 million for the same period last year. Both periods benefited from favorable development on prior years’ loss reserves and positive underwriting performance from a current accident year standpoint. Results for 2015 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $5.5 million. Each product within the segment experienced favorable development. From a comparative standpoint, 2014 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $7.0 million. This favorable development was partially offset by reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves which reduced underwriting income by $1.1 million.

The combined ratio for the surety segment totaled 73.8 for the first six months of 2015, compared to 72.1 for the same period in 2014. The segment’s loss ratio was 10.5 for 2015, compared to 6.1 for 2014. The loss ratio increase was due largely to the lower benefit from favorable development on prior years’ reserves in 2015. The expense ratio improved to 63.3 in 2015, from 66.0 in 2014, due to shifts in mix during 2015 towards products with lower acquisition expense rates. In addition, the above-mentioned reinstatement premium contributed to a higher expense ratio in the prior year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $26.9 million during the first six months of 2015, a decrease of 2.3 percent from that reported for the same period in 2014. The decrease in investment income was due to a lower yield environment during the first six months of 2015. On an after-tax basis, investment income decreased by 2.5 percent.

	6/30/2015		12/31/2014
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,537,365	77.8%	$1,495,087	76.1%
Equity securities	391,152	19.8%	410,642	20.9%
Other invested assets	11,069	0.5%	11,597	0.6%
Cash and short-term investments	37,256	1.9%	46,959	2.4%
Total	$1,976,842	100.0%	$1,964,285	100.0%

Our current equity allocation represents 20 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first six months of 2015 and 2014 were as follows:

	2015	2014
Pretax Yield
Taxable	3.41%	3.67%
Tax-Exempt	2.79%	2.76%
After-Tax Yield
Taxable	2.22%	2.39%
Tax-Exempt	2.64%	2.61%

The fixed income portfolio increased by $42.3 million in the first six months of 2015. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 0.7 percent. Average fixed income duration was 5.0 years at June 30, 2015, reflecting our current liability structure and sound capital position.

The equity portfolio decreased by $19.5 million during the first six months of 2015, to $391.2 million, and had a total return of -2.5 percent through June 30, 2015.

We recognized $18.1 million in realized gains in the first six months of 2015, compared to realized gains of $16.9 million in the same period of 2014. Realized gains were evenly distributed between the equity and fixed income portfolios. We did not record any realized losses associated with OTTI of securities during the first six months of 2015.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2015, including fair value, cost basis and unrealized gains and losses.

	6/30/2015
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer discretionary	$11,984	$28,552	$16,568	$—	$16,568	138.3%
Consumer staples	14,886	33,297	18,663	(252)	18,411	123.7%
Energy	10,939	26,023	15,306	(222)	15,084	137.9%
Financials	31,704	53,981	22,277	—	22,277	70.3%
Healthcare	4,859	23,598	18,739	—	18,739	385.7%
Industrials	17,512	35,145	17,633	—	17,633	100.7%
Information technology	15,729	28,844	13,115	—	13,115	83.4%
Materials	2,220	6,885	4,665	—	4,665	210.1%
Telecommunications	4,393	11,809	7,416	—	7,416	168.8%
Utilities	35,849	55,434	20,214	(629)	19,585	54.6%
ETF	48,532	87,584	39,052	—	39,052	80.5%
	$198,607	$391,152	$193,648	$(1,103)	$192,545	96.9%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate for the first six months of 2015 was 32 percent compared to 31 percent for the same period in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first six months of 2015 was higher due to an increase in underwriting income compared to 2014.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Consolidated revenues, as displayed in the table that follows, totaled $190.6 million for the second quarter of 2015 compared to $193.0 million for the same period in 2014.

	For the Three-Month Periods
	Ended June 30,
	2015	2014
Consolidated revenues (in thousands)
Net premiums earned	$172,339	$168,604
Net investment income	13,431	13,982
Net realized investment gains	4,802	10,431
Total consolidated revenue	$190,572	$193,017

Consolidated revenue for the second quarter of 2015 decreased $2.4 million, or 1 percent, from the same period in 2014. Net premiums earned for the Group increased 2 percent for the quarter, driven by growth from our casualty and surety segments, which were up 8 percent and 15 percent, respectively. Due to the current yield environment, net investment income decreased 4 percent to $13.4 million. Net realized investment gains totaled $4.8 million in the second quarter of 2015, compared to $10.4 million in 2014.

Net after-tax earnings for the second quarter of 2015 totaled $37.2 million, $0.84 per diluted share, compared to $35.7 million, $0.82 per diluted share, for the same period last year. Results for both periods reflect positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss and catastrophe reserves. In the second quarter of 2015, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $35.5 million. Partially offsetting this favorable development was $7.4 million in storm losses. Comparatively, in the second quarter of 2014 favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $27.5 million, partially offset by $8.0 million in losses from storms. Results for 2014 were also impacted by $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. Bonus and profit sharing-related expenses related to prior year reserve development and storm losses totaled $4.2 million in 2015, compared to $2.7 million in 2014.

During the second quarter of 2015, equity in earnings of unconsolidated investees totaled $6.2 million. This amount includes $5.9 million from Maui Jim and $0.3 million from Prime. Comparatively, the second quarter of 2014 reflected $5.9 million of earnings, including $5.7 million from Maui Jim and $0.2 million from Prime. Refer to Note 6, Acquisitions, for more information regarding our recent investments in Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $12.3 million, $0.28 per diluted share, for the second quarter of 2015, compared to $55.7 million, $1.27 per diluted share, for the second quarter of 2014. Unrealized losses, net of tax, for the second quarter of 2015 were $24.9 million, compared to unrealized gains of $19.9 million for the same period in 2014. Unrealized losses in the second quarter of 2015 were primarily due to a decline in the fixed income portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group decreased 6 percent to $248.1 million for the second quarter of 2015. The overall decline was driven by our property segment, down 36 percent, due largely to reduced premium from our assumed crop business. Declines within the property segment extended beyond crop, however, as ongoing competition in the excess and surplus market continued to pressure premium production. Excluding the impact of crop, gross premiums written increased 7 percent from prior year, as our casualty and surety segments each improved, up 14 percent and 7 percent, respectively. From a pricing standpoint, trends have varied across our product portfolio, with certain products such as transportation, recreational vehicles and umbrella achieving rate increases. Pricing for catastrophe exposed coverages, however, continued to experience double digit declines during the quarter, consistent with recent trends for these lines. Net premiums written increased 1 percent in the quarter, outpacing results on a gross written basis due largely to cost savings realized during our 2015 reinsurance renewals. Excluding the impact of crop, net premiums written increased 9 percent. On a net premiums earned basis, premiums increased $3.7 million, or 2 percent, due to overall growth experienced in recent periods. Much of this growth is attributable to our casualty and surety segments, where net premiums earned were up 8 percent and 15 percent, respectively, from the prior year. Underwriting income for the Group totaled $34.8 million for the second quarter of 2015, compared to $26.6 million in 2014. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss and catastrophe reserves improved underwriting results by $30.1 million in 2015, compared to $22.3 million in the prior year. Storm losses impacted results for both periods as well, reducing underwriting earnings by $6.3 million and $6.8 million, respectively. The GAAP combined ratio totaled 79.8 in 2015, compared to 84.2 in 2014. The loss ratio decreased to 37.5 from 43.5, while the Group’s expense ratio increased to 42.3 from 40.7 due to changes in product mix.

	For the Three-Month Periods
	Ended June 30,
	2015	2014
Gross premiums written (in thousands)
Casualty	$150,885	$132,283
Property	64,842	101,735
Surety	32,372	30,152
Total	$248,099	$264,170

Underwriting income (in thousands)
Casualty	$19,201	$16,467
Property	4,828	2,293
Surety	10,807	7,809
Total	$34,836	$26,569

Combined ratio
Casualty	81.1	82.5
Property	88.3	95.3
Surety	62.9	69.3
Total	79.8	84.2

Casualty

Gross premiums written for the casualty segment increased 14 percent to $150.9 million for the second quarter of 2015, compared to $132.3 million for the second quarter of 2014. Growth was experienced from most products within the segment, as expansion efforts, newer product initiatives and improved pricing on certain coverages all contributed to the improved top line. Our transportation product delivered excellent results in the quarter, posting gross premiums written of $34.0 million, up $8.0 million (31 percent). The growth in transportation resulted from increased opportunities to write new business and moderately improved pricing for these coverages. Our professional services group also contributed significantly to growth, as expansion efforts have driven a $3.3 million (18 percent) increase in gross premiums written. This business provides coverages to architects, engineers and other professional classes, and continues to post premium growth as we expand these offerings nationwide. Among other products which delivered solid results in the quarter was our P&C package business, which increased gross premiums written by 17 percent, as well as umbrella, up $4.2 million (13 percent), and general liability, up $1.9 million (9 percent). Assumed premium from our quota share reinsurance treaty with Prime’s two insurance subsidiaries also improved, up $1.2 million (48 percent) in the quarter. Growth from these products more than offset moderate declines from our executive products business, which decreased 10 percent, and our medical professional liability book, where prices have declined.

The casualty segment recorded underwriting income of $19.2 million in the second quarter of 2015, compared to $16.5 million for the same period last year. Underwriting results for both periods benefited from favorable development on prior years’ loss and catastrophe reserves. During the second quarter of 2015, we released reserves which improved the segment’s underwriting results by $21.1 million. Products with favorable development included general liability, umbrella, transportation, P&C package, medical professional liability and executive products. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2008-2014). Losses from 2015 storms were minimal, impacting results by $0.1 million. Comparatively, 2014 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package, transportation and professional services, which improved the segment’s underwriting results by $20.3 million. Results for 2014 were also impacted by storm losses, primarily related to our P&C package business, which reduced underwriting income for the segment by $1.9 million.

Overall, the combined ratio for the casualty segment was 81.1 for 2015 compared to 82.5 in 2014. The segment’s loss ratio was 45.4 in 2015 compared to 47.5 in 2014. The loss ratio decrease was due largely to the higher level of favorable development on prior years’ reserves and the lower amount of storm losses in 2015. The expense ratio for the casualty segment was 35.7 for the second quarter of 2015 compared to 35.0 for the same period in 2014.

Property

Gross premiums written for the Group’s property segment totaled $64.8 million for the second quarter of 2015, a decrease of $36.9 million, or 36 percent, from the same period last year. The majority of this decline relates to our crop reinsurance business, which declined $31.3 million (84 percent) in the quarter. As noted in previous filings, we expect reduced premiums as our crop reinsurance share was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

In addition to the impact from crop, premium production in this segment continues to be pressured by increased competition and alternative capital, which have caused prices for excess and surplus property coverages to decline. As a result, premiums from our commercial property business declined in the quarter, with our fire and difference in conditions products down $2.7 million (11 percent) and $2.0 million (15 percent), respectively. Our recreational vehicles program also posted decreased premium in the second quarter, down 14 percent from the same period last year. The decline in this book was due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. While premiums were down for the year, double digit rate increases on retained business have been achieved as a result of these efforts. Premiums from marine declined slightly as well, following consecutive quarters of top line growth for this business. The re-underwriting of our marine business was completed in the second half of 2014. Partially offsetting these decreases, gross written premiums from our other property reinsurance program increased 11 percent and Hawaii homeowners improved 2 percent.

Underwriting income for the segment was $4.8 million for the second quarter of 2015, compared to $2.3 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year. Underwriting results for 2015 include favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which improved the segment’s underwriting results by $3.9 million. This favorable development partially offset losses recorded on 2015 storms, which reduced the segment’s underwriting results by $6.2 million. From a comparative standpoint, underwriting results for 2014 included unfavorable development on prior years’ loss and catastrophe reserves which impacted underwriting results by $1.4 million and $4.9 million in storm losses.

Segment results for the second quarter of 2015 translated into a combined ratio of 88.3 compared to 95.3 for the same period last year. The segment’s loss ratio decreased to 44.6 in 2015 from 57.9 in 2014 due to increased favorable development on prior years’ loss and catastrophe reserves in 2015. From an expense standpoint, the segment’s expense ratio for the second quarter was 43.7 for 2015, compared to 37.4 in 2014. The increased expense ratio relates primarily to shifts in product mix, in particular with regard to crop, which carried a very low acquisition expense rate.

Surety

The surety segment recorded gross premiums written of $32.4 million for the second quarter of 2015, an increase of $2.2 million, or 7 percent, from the same period last year. Premium growth was achieved despite highly competitive conditions in this space, as new entrants and increased capacity continue to impact the market. Growth was led by commercial surety, which increased $1.2 million (17 percent) in the quarter, while miscellaneous surety also delivered solid results, up $1.2 million (11 percent). Gross premiums written from oil and gas surety and contract surety were relatively flat.

The surety segment recorded underwriting income of $10.8 million, compared to $7.8 million for the same period last year. Results for 2015 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $5.8 million. From a comparative standpoint, 2014 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $4.9 million. Also impacting 2014 results were reinsurance reinstatement premiums related to unfavorable development in prior years’ surety reserves which reduced underwriting income by $1.1 million. Underwriting performance for both periods reflects positive current accident year results.

The combined ratio for the surety segment totaled 62.9 for the second quarter of 2015, compared to 69.3 for the same period in 2014. The segment’s loss ratio was -0.7 for 2015, compared to 0.8 for 2014. The loss ratio decrease was due largely to the higher benefit from favorable development on prior years’ reserves in 2015. The expense ratio improved to 63.6 for the second quarter of 2015, from 68.5 in the second quarter of 2014, due to shifts in mix towards products with lower acquisition expense rates. In addition, the above-mentioned reinstatement premium contributed to a higher expense ratio in the prior year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.4 million during the second quarter of 2015, a decrease of 3.9 percent from that reported for the same period in 2014. The decrease in investment income was due to the current yield environment. On an after-tax basis, investment income decreased by 3.4 percent.

Our current equity allocation represents 20 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the second quarter of 2015 and 2014 were as follows:

	2Q 2015	2Q 2014
Pretax Yield
Taxable	3.39%	3.67%
Tax-Exempt	2.69%	2.79%
After-Tax Yield
Taxable	2.20%	2.39%
Tax-Exempt	2.55%	2.64%

We recognized $4.8 million in realized gains in the second quarter of 2015, compared to realized gains of $10.4 million in the same period of 2014. Realized gains were evenly distributed between the equity and fixed income portfolios. We did not record any realized losses associated with OTTI of securities during the second quarter of 2015.

INCOME TAXES

Our effective tax rate for the second quarter of 2015 was 32 percent compared to 31 percent for the same period in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the second quarter of 2015 was higher due to an increase in underwriting income compared to 2014.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2015 and 2014:

	2015	2014
	(in thousands)
Operating cash flows	$71,121	$38,528
Investing cash flows	$(62,234)	$(38,827)
Financing cash flows	$(12,420)	$(11,936)
Total	$(3,533)	$(12,235)

Operating activities generated positive cash flows of $71.1 million in the first six months of 2015 compared to $38.5 million in the same period last year. The increase in operating cash flows was due largely to reduced levels of paid losses relative to the prior year.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2015 was $154.5 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2015, we had cash, short-term investments and other investments maturing within one year of approximately $46.6 million and an additional $287.4 million maturing between one to five years. As of June 30, 2015, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the six-month period ended June 30, 2015, no amounts were outstanding on this facility.

Additionally, during the third quarter of 2014, two of our insurance companies, RLI Ins. and Mt. Hawley, became members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System will provide both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2014, there were no outstanding borrowing amounts with FHLBC.

We believe that cash generated by operations, by investments and by cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to our bank credit facility and FHLBC membership, our highly liquid investment portfolio provides an additional source of liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2015, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at June 30, 2015, have increased $12.6 million from December 31, 2014.

As of June 30, 2015, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$13,499	$13,644	$145	0.7%	AA+
Corporate	595,886	601,960	6,074	30.5%	BBB+
Agency MBS	232,883	239,180	6,297	12.1%	AA+
ABS/CMBS**	87,214	88,299	1,085	4.5%	AAA
Non-U.S. govt. & agency	1,893	1,840	(53)	0.1%	BBB+
U.S. government	30,281	30,400	119	1.5%	AAA
Municipal	553,346	562,042	8,696	28.4%	AA
Total Fixed Income	$1,515,002	$1,537,365	$22,363	77.8%	AA-

Equity	$198,607	$391,152	$192,545	19.8%

Other Invested Assets	$11,069	$11,069	$—	0.5%

Cash and Short-Term Investments	$37,256	$37,256	$—	1.9%

Total Portfolio	$1,761,934	$1,976,842	$214,908	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2015, our fixed income portfolio had the following rating distribution:

AAA	16.3%
AA	44.3%
A	21.8%
BBB	10.9%
BB	3.6%
B	2.8%
CCC	0.0%
NR	0.3%
Total	100.0%

As of June 30, 2015, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,039 individual issues as of June 30, 2015.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2015, we had $36.8 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of June 30, 2015, we had $51.5 million in commercial mortgage backed securities (CMBS) and $239.2 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.5 percent of our investment portfolio at quarter end.

We had $602.0 million in corporate fixed income securities as of June 30, 2015. As of June 30, 2015, we had $70.8 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2015, we had $562.0 million in municipal securities. As of June 30, 2015, approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At June 30, 2015, our equity portfolio had a fair value of $391.2 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2015, our equity portfolio had a dividend yield of 2.9 percent compared to 2.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 82 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include an investment in a low income housing tax credit partnership as well as membership in the Federal Home Loan Bank Chicago. Our interest in a low income housing tax credit partnership had a balance of $9.5 million at June 30, 2015 compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.2 million during the second quarter of 2015 and $0.5 million during the six-month period ended June 30, 2015. Our investment in FHLBC stock totaled $1.6 million at June 30, 2015 and $1.8 million at December 31, 2014.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2015, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $867.9 million of shareholders’ equity. Debt outstanding comprised 14.7 percent of total capital as of June 30, 2015. Interest and fees on debt obligations totaled $3.7 million during the first six months of 2015, the same amount as the previous year. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the six-month periods ended June 30, 2015 and 2014.

We paid a quarterly cash dividend of $0.19 per share on June 19, 2015, a $0.01 increase over the prior quarter. We have paid dividends for 156 consecutive quarters and increased dividends in each of the last 40 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2015, our holding company had $867.9 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $53.0 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first six months of 2015, RLI Ins. paid a total of $20.0 million in ordinary dividends to RLI Corp. In 2014, our principal insurance subsidiary paid ordinary dividends totaling $185.0 million to RLI Corp. No extraordinary dividends were paid during 2014. As of June 30, 2015, $58.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the first six months of 2015, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: July 24, 2015