Form 10-Q
period 2015-09-30
RLI CORP
filed 2015-10-23
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2015, the number of shares outstanding of the registrant’s Common Stock was 43,384,236.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2015	2014

Net premiums earned	$179,448	$177,747
Net investment income	13,964	14,200
Net realized investment gains	7,534	5,708
Consolidated revenue	$200,946	$197,655
Losses and settlement expenses	73,051	76,019
Policy acquisition costs	60,505	58,180
Insurance operating expenses	12,299	13,120
Interest expense on debt	1,857	1,857
General corporate expenses	1,958	2,800
Total expenses	$149,670	$151,976
Equity in earnings of unconsolidated investees	661	2,915
Earnings before income taxes	$51,937	$48,594
Income tax expense	16,029	15,340
Net earnings	$35,908	$33,254

Other comprehensive earnings (loss), net of tax	(16,136)	(12,353)
Comprehensive earnings	$19,772	$20,901

Earnings per share:
Basic:

Basic net earnings per share	$0.83	$0.77
Basic comprehensive earnings per share	$0.46	$0.49

Diluted:

Diluted net earnings per share	$0.81	$0.76
Diluted comprehensive earnings per share	$0.45	$0.48

Weighted average number of common shares outstanding
Basic	43,342	43,026
Diluted	44,153	43,712

Cash dividends paid per common share	$0.19	$0.18

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2015	2014

Net premiums earned	$520,790	$507,483
Net investment income	40,890	41,764
Net realized investment gains	25,622	22,640
Consolidated revenue	$587,302	$571,887
Losses and settlement expenses	218,461	220,380
Policy acquisition costs	178,965	168,387
Insurance operating expenses	37,297	39,187
Interest expense on debt	5,570	5,582
General corporate expenses	6,950	7,547
Total expenses	$447,243	$441,083
Equity in earnings of unconsolidated investees	11,041	12,204
Earnings before income taxes	$151,100	$143,008
Income tax expense	47,409	45,060
Net earnings	$103,691	$97,948

Other comprehensive earnings (loss), net of tax	(48,663)	25,318
Comprehensive earnings	$55,028	$123,266

Earnings per share:
Basic:

Basic net earnings per share	$2.40	$2.28
Basic comprehensive earnings per share	$1.27	$2.87

Diluted:

Diluted net earnings per share	$2.35	$2.24
Diluted comprehensive earnings per share	$1.25	$2.82

Weighted average number of common shares outstanding
Basic	43,232	43,004
Diluted	44,031	43,692

Cash dividends paid per common share	$0.56	$0.53

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2015	2014

ASSETS
Investments
Fixed income
Available-for-sale, at fair value	$1,532,304	$1,495,087
Equity securities, at fair value	369,047	410,642
Short-term investments, at cost	58,983	16,339
Other invested assets	10,873	11,597
Cash	28,188	30,620
Total investments and cash	$1,999,395	$1,964,285
Accrued investment income	13,741	14,629
Premiums and reinsurance balances receivable	170,942	154,573
Ceded unearned premium	52,161	53,961
Reinsurance balances recoverable on unpaid losses	317,737	335,106
Deferred policy acquisition costs	72,300	65,123
Property and equipment	45,038	42,549
Investment in unconsolidated investees	71,451	60,046
Goodwill and intangibles	72,026	72,695
Other assets	14,598	12,575
TOTAL ASSETS	$2,829,389	$2,775,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,140,733	$1,121,040
Unearned premiums	432,278	401,412
Reinsurance balances payable	38,829	38,013
Funds held	54,237	51,481
Income taxes-deferred	60,583	82,285
Bonds payable, long-term debt	149,658	149,625
Accrued expenses	47,609	63,148
Other liabilities	22,311	23,476
TOTAL LIABILITIES	$1,946,238	$1,930,480

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,313,950 shares issued, 43,383,736 shares outstanding at 9/30/15)
(66,032,929 shares issued, 43,102,715 shares outstanding at 12/31/14)	$66,314	$66,033
Paid-in capital	220,738	213,737
Accumulated other comprehensive earnings	122,720	171,383
Retained earnings	866,378	786,908
Deferred compensation	9,342	13,769
Less: Treasury shares at cost
(22,930,214 shares at 9/30/15 and 12/31/14)	(402,341)	(406,768)
TOTAL SHAREHOLDERS’ EQUITY	$883,151	$845,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,829,389	$2,775,542

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$121,367	$85,894
Cash Flows from Investing Activities
Investments purchased	$(540,159)	$(422,287)
Investments sold	349,411	285,886
Investments called or matured	135,750	77,611
Net change in short-term investments	(43,745)	40,027
Net property and equipment purchased	(6,405)	(5,543)
Investment in equity method investee	(1,711)	(5,301)
Net cash used in investing activities	$(106,859)	$(29,607)

Cash Flows from Financing Activities
Cash dividends paid	$(24,221)	$(22,791)
Stock plan share issuance	39	3,672
Excess tax benefit from exercise of stock options	7,242	400
Net cash used in financing activities	$(16,940)	$(18,719)

Net increase (decrease) in cash	$(2,432)	$37,568
Cash at the beginning of the period	$30,620	$39,469
Cash at September 30	$28,188	$77,037

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2015 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $72.0 million at September 30, 2015.

Goodwill and intangible assets resulting from acquisitions completed prior to 2011 totaled $26.2 million and is attributable to our surety segment. Of this $26.2 million, $25.6 million relates to goodwill and $0.6 million relates to an indefinite-lived intangible asset. Goodwill and intangible assets resulting from the Contractors Bonding and Insurance Company (CBIC) acquisition in April 2011 totaled $30.2 million. The CBIC-related assets include goodwill attributable to our casualty and surety segments of $5.3 million and $15.1 million, respectively, and an indefinite-lived intangible asset in the amount of $7.5 million, which relates to state insurance licenses. Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during the second quarter of 2015. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2015, there were no triggering events that occurred that would suggest further review was necessary. Definite-lived intangible assets related to the CBIC acquisition totaled $2.3 million, net of amortization, as of September 30, 2015.

The remaining $15.6 million of goodwill and intangibles relates to our purchase of Rockbridge Underwriting Agency (Rockbridge) in November 2012. Of this amount, $12.4 million is recorded as goodwill attributable to our casualty segment. The remaining $3.2 million relates to definite-lived intangible assets, net of amortization, as of September 30, 2015. For the second consecutive year, interim impairment testing was triggered on this goodwill asset during the third quarter as a result of actual premium production falling below anticipated levels. We used a quantitative analysis to determine the impact of the difference and concluded that the asset was not impaired. However, as a result of the further decline in premium, the margin of fair value over carrying value is smaller than in previous years. We continue to monitor the performance of the reporting unit and will reevaluate the assumptions used in our valuation model during the normal annual testing to be conducted in the fourth quarter.

The aforementioned definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets resulting from the acquisitions of CBIC and Rockbridge was $0.2 million for the third quarter of 2015 and $0.7 million for the nine-month period ended September 30, 2015.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2015			Ended September 30, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$35,908	43,342	$0.83	$33,254	43,026	$0.77
Effect of Dilutive Securities
Stock options	-	811		-	686

Diluted EPS
Income available to common shareholders	$35,908	44,153	$0.81	$33,254	43,712	$0.76

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2015			Ended September 30, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$103,691	43,232	$2.40	$97,948	43,004	$2.28
Effect of Dilutive Securities
Stock options	-	799		-	688

Diluted EPS
Income available to common shareholders	$103,691	44,031	$2.35	$97,948	43,692	$2.24

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized losses for the first nine months of 2015 were $48.7 million, compared to unrealized gains of $25.3 million during the same period last year. Unrealized losses during the current year are attributable to the negative price performance of the equity portfolio as well as credit spreads moving wider throughout the corporate bond sector. In 2014, both fixed income and equity securities experienced positive price movements.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2015	2014	2015	2014

Beginning balance	$138,856	$173,698	$171,383	$136,027
Other comprehensive earnings before reclassifications	(11,257)	(8,642)	(32,020)	40,032
Amounts reclassified from accumulated other comprehensive earnings	(4,879)	(3,711)	(16,643)	(14,714)
Net current-period other comprehensive earnings (loss)	$(16,136)	$(12,353)	$(48,663)	$25,318
Ending balance	$122,720	$161,345	$122,720	$161,345

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2015	2014	2015	2014	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$7,507	$5,709	$25,604	$22,637	Net realized investment gains
	-	-	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$7,507	$5,709	$25,604	$22,637	Earnings before income taxes
	(2,628)	(1,998)	(8,961)	(7,923)	Income tax expense
	$4,879	$3,711	$16,643	$14,714	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2015 and December 31, 2014 were as follows:

Available-for-sale
(in thousands)
	9/30/2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$32,708	$328	$-	$33,036
U.S. agency	13,455	430	(18)	13,867
Non-U.S. govt. & agency	5,042	-	(378)	4,664
Agency MBS	253,499	8,312	(539)	261,272
ABS/CMBS*	83,203	1,778	(172)	84,809
Corporate	599,808	13,704	(11,489)	602,023
Municipal	516,618	16,614	(599)	532,633
Total Fixed Income	$1,504,333	$41,166	$(13,195)	$1,532,304

Equity	$206,546	$165,428	$(2,927)	$369,047

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

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2015:

	9/30/2015
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$12,229	$12,407
Due after one year through five years	286,581	292,120
Due after five years through 10 years	562,899	572,555
Due after 10 years	305,922	309,142
Mtge/ABS/CMBS*	336,702	346,080
Total available-for-sale	$1,504,333	$1,532,304

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2015 unrealized losses, as shown in the following tables, were 0.8 percent of total invested assets. Unrealized losses increased in 2015, primarily due to credit spreads moving wider throughout the corporate sector.

	September 30, 2015			December 31, 2014
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—	$4,416	$—	$4,416
Cost or amortized cost	—	—	—	4,427	—	4,427
Unrealized Loss	$—	$—	$—	$(11)	$—	$(11)

U.S. Agency
Fair value	$2,073	$—	$2,073	$—	$—	$—
Cost or amortized cost	2,091	—	2,091	—	—	—
Unrealized Loss	$(18)	$—	$(18)	$—	$—	$—

Non-U.S. government
Fair value	$4,664	$—	$4,664	$—	$—	$—
Cost or amortized cost	5,042	—	5,042	—	—	—
Unrealized Loss	$(378)	$—	$(378)	$—	$—	$—

Agency MBS
Fair value	$43,665	$19,294	$62,959	$12,840	$61,534	$74,374
Cost or amortized cost	43,841	19,657	63,498	12,947	62,803	75,750
Unrealized Loss	$(176)	$(363)	$(539)	$(107)	$(1,269)	$(1,376)

ABS/CMBS*
Fair value	$18,525	$2,571	$21,096	$63,782	$11,616	$75,398
Cost or amortized cost	18,675	2,593	21,268	64,084	11,725	75,809
Unrealized Loss	$(150)	$(22)	$(172)	$(302)	$(109)	$(411)

Corporate
Fair value	$214,761	$15,876	$230,637	$123,617	$14,488	$138,105
Cost or amortized cost	222,647	19,479	242,126	127,634	14,661	142,295
Unrealized Loss	$(7,886)	$(3,603)	$(11,489)	$(4,017)	$(173)	$(4,190)

Municipal
Fair value	$52,040	$—	$52,040	$12,382	$19,019	$31,401
Cost or amortized cost	52,639	—	52,639	12,411	19,123	31,534
Unrealized Loss	$(599)	$—	$(599)	$(29)	$(104)	$(133)

Subtotal, fixed income
Fair value	$335,728	$37,741	$373,469	$217,037	$106,657	$323,694
Cost or amortized cost	344,935	41,729	386,664	221,503	108,312	329,815
Unrealized Loss	$(9,207)	$(3,988)	$(13,195)	$(4,466)	$(1,655)	$(6,121)

Equity securities
Fair value	$28,021	$—	$28,021	$10,837	$—	$10,837
Cost or amortized cost	30,948	—	30,948	11,835	—	11,835
Unrealized Loss	$(2,927)	$—	$(2,927)	$(998)	$—	$(998)

Total
Fair value	$363,749	$37,741	$401,490	$227,874	$106,657	$334,531
Cost or amortized cost	375,883	41,729	417,612	233,338	108,312	341,650
Unrealized Loss	$(12,134)	$(3,988)	$(16,122)	$(5,464)	$(1,655)	$(7,119)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2015 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$232,521	$228,112	$(4,409)	33.4%
2	BBB	Baa	88,387	83,492	(4,895)	37.1%
3	BB	Ba	33,320	31,700	(1,620)	12.3%
4	B	B	31,846	29,677	(2,169)	16.4%
5	CCC or lower	Caa or lower	590	488	(102)	0.8%
6			—	—	—	—
		Total	$386,664	$373,469	$(13,195)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 361 securities in an unrealized loss position as of September 30, 2015. The $13.2 million in associated unrealized losses for these 361 securities represents 0.9 percent of the fixed income portfolio’s cost basis. Of these 361 securities, 42 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of September 30, 2015, we held 10 common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $2.9 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include an investment in a low income housing tax credit partnership, carried at amortized cost, and membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost. Our interest in a low income housing tax credit partnership had a balance of $9.3 million at September 30, 2015, compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.3 million during the third quarter of 2015 and $0.8 million during the nine-month period ended September 30, 2015. Our investment in FHLBC stock totaled $1.6 million at September 30, 2015, compared to $1.8 million at December 31, 2014.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $28.2 million at the end of the third quarter of 2015, compared to $30.6 million at the end of 2014. Short-term investments are carried at cost, which approximates fair value. The balance at September 30, 2015 was $59.0 million, compared to $16.3 million at December 31, 2014.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$33,036	$—	$33,036
U.S. agency	—	13,867	—	13,867
Non-U.S. govt. & agency	—	4,664	—	4,664
Agency MBS	—	261,272	—	261,272
ABS/CMBS*	—	84,809	—	84,809
Corporate	—	602,023	—	602,023
Municipal	—	532,633	—	532,633
Equity	369,047	—	—	369,047
Total available-for-sale securities	$369,047	$1,532,304	$—	$1,901,351

*Non-agency asset-backed and commercial mortgage-backed

	As of December 31, 2014
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$33,788	$—	$33,788
U.S. agency	—	6,747	—	6,747
Non-U.S. govt. & agency	—	10,665	—	10,665
Agency MBS	—	264,468	—	264,468
ABS/CMBS*	—	135,304	—	135,304
Corporate	—	562,690	—	562,690
Municipal	—	481,425	—	481,425
Equity	410,642	—	—	410,642
Total available-for-sale securities	$410,642	$1,495,087	$—	$1,905,729

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the nine-month period ended September 30, 2015.

4.  INCOME TAXES

Our effective tax rate for the three and nine-month periods ended September 30, 2015 was 30.9 percent and 31.4 percent, respectively, compared to 31.6 percent and 31.5 percent for the same periods in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the three and nine-month periods ended September 30, 2015 due to a combination of minor tax adjustments.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2015 and 2014 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended September 30,				For the Nine-Month Periods Ended September 30,
	2015		2014		2015		2014
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$18,178	35.0%	$17,008	35.0%	$52,885	35.0%	$50,053	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,082)	(2.1)%	(1,033)	(2.1)%	(3,098)	(2.0)%	(3,115)	(2.2)%
Dividends received deduction	(603)	(1.2)%	(633)	(1.3)%	(1,715)	(1.1)%	(1,764)	(1.2)%
ESOP dividends paid deduction	(234)	(0.4)%	(218)	(0.4)%	(693)	(0.5)%	(639)	(0.5)%
Other items, net	(230)	(0.4)%	216	0.4%	30	0.0%	525	0.4%
Total tax expense	$16,029	30.9%	$15,340	31.6%	$47,409	31.4%	$45,060	31.5%

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

During the second quarter of 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Thus far in 2015, we have granted 463,500 stock options under the 2015 LTIP.

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

The following tables summarize option activity for the periods ended September 30, 2015 and 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	517,000	$50.09
Options exercised	(511,187)	$18.27		$17,845
Options canceled/forfeited	(4,560)	$31.87
Outstanding options at September 30, 2015	2,893,970	$32.31	5.29	$61,522
Exercisable options at September 30, 2015	1,197,470	$23.89	4.01	$35,497

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	464,500	$42.90
Options exercised	(47,412)	$17.95		$1,250
Options canceled/forfeited	(740)	$16.51
Outstanding options at September 30, 2014	3,011,432	$28.77	5.25	$43,850
Exercisable options at September 30, 2014	1,351,312	$22.29	3.99	$28,382

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2015, 517,000 stock options were granted with a weighted average exercise price of $50.09 and a weighted average fair value of $9.04. We recognized $1.1 million of expense in the third quarter of 2015 and $3.0 million in the first nine months of 2015 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.4 million in the third quarter of 2015 and $1.1 million in the first nine months of 2015 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.3 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the third quarter of 2014 and $2.9 million of expense in the first nine months of 2014. We recorded a tax benefit of $0.3 million in the third quarter of 2014 and $1.0 million in the first nine months of 2014 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2015		2014

Weighted-average fair value of grants	$9.04		$7.76
Risk-free interest rates	1.53%		1.70%
Dividend yield	1.81%		1.94%
Expected volatility	22.89%		23.19%
Expected option life	5.21	years	5.17	years

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

	For the Three-Month Periods		For the Nine-Month Periods
REVENUES	Ended September 30,		Ended September 30,
(in thousands)	2015	2014	2015	2014
Net premiums earned:
Casualty	$105,160	$96,181	$305,842	$281,518
Property	44,685	54,143	128,084	146,252
Surety	29,603	27,423	86,864	79,713

Segment totals before income taxes	$179,448	$177,747	$520,790	$507,483

Net investment income	13,964	14,200	40,890	41,764
Net realized gains	7,534	5,708	25,622	22,640

Total consolidated revenue	$200,946	$197,655	$587,302	$571,887

NET EARNINGS
(in thousands)	2015	2014	2015	2014
Casualty	$13,651	$13,786	$38,124	$36,331
Property	9,216	7,498	22,220	19,469
Surety	10,726	9,144	25,723	23,729

Net underwriting income	$33,593	$30,428	$86,067	$79,529

Net investment income	13,964	14,200	40,890	41,764
Net realized gains	7,534	5,708	25,622	22,640
General corporate expense and interest on debt	(3,815)	(4,657)	(12,520)	(13,129)
Equity in earnings of unconsolidated investees	661	2,915	11,041	12,204

Total earnings before income taxes	$51,937	$48,594	$151,100	$143,008
Income tax expense	16,029	15,340	47,409	45,060

Total net earnings	$35,908	$33,254	$103,691	$97,948

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
NET PREMIUMS EARNED	Ended September 30,		Ended September 30,
(in thousands)	2015	2014	2015	2014

Casualty
Commercial and personal umbrella	$26,500	$25,256	$77,809	$75,036
General liability	20,146	20,095	60,725	60,550
Professional services	18,140	15,227	52,861	41,927
Commercial transportation	17,464	14,677	47,262	44,193
P&C package business	10,257	8,969	29,815	25,747
Executive products	4,459	4,760	13,745	14,165
Medical professional liability	3,032	3,546	9,168	10,970
Other casualty	5,162	3,651	14,457	8,930
Total	$105,160	$96,181	$305,842	$281,518

Property
Commercial property	$18,546	$20,188	$57,498	$60,675
Marine	12,029	12,115	34,930	37,278
Specialty personal	6,535	6,947	19,982	19,764
Property reinsurance	3,029	2,997	9,388	9,745
Crop reinsurance	4,523	11,802	6,210	18,671
Other property	23	94	76	119
Total	$44,685	$54,143	$128,084	$146,252

Surety
Miscellaneous	$10,659	$9,868	$31,316	$28,948
Commercial	7,546	6,521	22,039	18,968
Contract	7,472	6,879	21,091	19,896
Oil and gas	3,926	4,155	12,418	11,901
Total	$29,603	$27,423	$86,864	$79,713

Grand Total	$179,448	$177,747	$520,790	$507,483

7.  ACQUISITION

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015 we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.2 million in the third quarter of 2015 and $0.9 million in the first nine months of 2015. Comparatively, our share of Prime’s earnings amounted to $0.1 million in the third quarter of 2014 and $0.4 million in the first nine months of 2014.

Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime’s two insurance subsidiaries, effective January 1, 2014. We assumed gross premiums of $3.0 million in the third quarter of 2015 and $9.7 million in the first nine months of 2015 related to this quota share agreement. Comparatively, we assumed gross premiums of $2.4 million in the third quarter of 2014 and $7.4 million in the first nine months of 2014.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions. Our facultative reinsurance operations generated less than $6 million of gross written premium in 2014.

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

The insurance marketplace remains intensely competitive across all of our segments. The impact of new entrants, alternative capital and lower catastrophe activity in recent periods has had a significant impact on the industry. Despite these challenges in today’s marketplace, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

On May 27, 2015, RLI Ins. and Mt. Hawley entered into a stock purchase agreement to sell RIC to Clear Blue Financial Holdings, LLC, for $7.5 million to be paid in cash at closing. RIC is being sold as a “shell” with the primary value being derived from the transfer of insurance licenses. RIC has minimal assets and written premium and is currently transferring all premium and loss cash flows to RLI Ins. through a 100 percent reinsurance agreement. After closing, RLI Ins. will reinsure all then-existing RIC bond and insurance liabilities, adjust claims and service the remaining in-force policies and bonds until they terminate or are moved into RLI Ins. The transaction is structured as a sale of the stock of RIC by Mt. Hawley and is subject to approval by the Illinois Department of Insurance. If regulatory approval is received, closing would occur shortly thereafter.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Consolidated revenues, as displayed in the table that follows, totaled $587.3 million for the first nine months of 2015, compared to $571.9 million for the same period in 2014.

	For the Nine-Month Periods
	Ended September 30,
	2015	2014
Consolidated revenues (in thousands)
Net premiums earned	$520,790	$507,483
Net investment income	40,890	41,764
Net realized investment gains	25,622	22,640
Total consolidated revenue	$587,302	$571,887

Consolidated revenue for the first nine months of 2015 increased $15.4 million, or 3 percent, from the same period in 2014. Net premiums earned for the Group increased 3 percent, driven by growth from our casualty and surety segments, which were each up 9 percent. Due to the current low yield environment, net investment income decreased 2 percent to $40.9 million. Net realized investment gains totaled $25.6 million in the first nine months of 2015, compared to $22.6 million in 2014.

Net after-tax earnings for the first nine months of 2015 totaled $103.7 million, $2.35 per diluted share, compared to $97.9 million, $2.24 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss reserves. From a prior accident year standpoint, favorable development resulted in additional pretax earnings of $62.1 million in the first nine months of 2015, compared to $60.3 million in 2014. Results for 2014 also include $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. Underwriting results for both periods were impacted by losses from storm activity, which totaled $10.3 million in the first nine months of 2015, compared to $7.3 million for the same period last year. Bonus and profit sharing-related expenses related to prior year reserve development and storm losses totaled $7.6 million in 2015, compared to $7.4 million in 2014. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first nine months of 2015, equity in earnings of unconsolidated investees totaled $11.0 million. This amount includes $10.1 million from Maui Jim and $0.9 million from Prime. Comparatively, the first nine months of 2014 reflected $12.2 million of earnings, including $11.8 million from Maui Jim and $0.4 million from Prime. The decrease in Maui Jim earnings is largely attributable to a loss on the sale of an asset and unfavorable foreign exchange results. Refer to Note 7, Acquisitions, for more information regarding our recent investments in Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $55.0 million, $1.25 per diluted share, for the first nine months of 2015, compared to $123.3 million, $2.82 per diluted share, for the first nine months of 2014. Unrealized losses, net of tax, in the first nine months of 2015 were $48.7 million, compared to unrealized gains of $25.3 million for the same period in 2014. Unrealized losses in the current year were primarily due to decreases in the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group decreased 2 percent to $653.0 million for the first nine months of 2015. The overall decline was driven by our property segment, down 23 percent, due largely to reduced premium from our assumed crop business. Excluding the impact of crop, gross premiums written increased 4 percent from prior year, as our casualty and surety segments each delivered solid growth. From a pricing standpoint, trends have varied across our product portfolio, with most coverages sustaining low to mid-single digit changes thus far in 2015. Catastrophe exposed coverages, however, have continued to experience double-digit decreases given continued soft market conditions. Our transportation and recreational vehicles businesses have fared much better from a pricing standpoint, as each achieved solid rate increases during the year. Net premiums written were up 2 percent in the first nine months of 2015, as cost savings realized during our 2015 reinsurance renewals served to offset the decline seen on a gross basis. During the first half of 2015 we renewed all material reinsurance treaties, which resulted in an $8.5 million reduction in ceded premiums from improved reinsurance rates, while some coverages were expanded. Excluding the impact of crop, net premiums written increased 6 percent. On a net premiums earned basis, premiums increased $13.3 million, or 3 percent, due to overall growth experienced in recent periods. Our casualty and surety segments have driven this growth, with net premiums earned up 9 percent in each of these segments. Underwriting income for the Group totaled $86.1 million for the first nine months of 2015, compared to $79.5 million in 2014. Both periods benefited from favorable development in prior years’ loss and catastrophe reserves, though the net benefit in 2015 was $2.5 million greater than in 2014. Results for both periods also reflected profitable underwriting results from a current accident year standpoint. Storm losses were relatively modest for both periods, though the net impact of losses in 2015 was $2.4 million greater than the prior year. The GAAP combined ratio totaled 83.4 in 2015, compared to 84.3 in 2014. The loss ratio decreased to 41.9 from 43.4, while the Group’s expense ratio increased slightly to 41.5 from 40.9.

	For the Nine-Month Periods
	Ended September 30,
	2015	2014
Gross premiums written (in thousands)
Casualty	$393,596	$364,027
Property	165,635	216,499
Surety	93,776	88,864
Total	$653,007	$669,390

Underwriting income (in thousands)
Casualty	$38,124	$36,331
Property	22,220	19,469
Surety	25,723	23,729
Total	$86,067	$79,529

Combined ratio
Casualty	87.6	87.1
Property	82.6	86.7
Surety	70.4	70.2
Total	83.4	84.3

Casualty

Gross premiums written for the casualty segment increased 8 percent, to $393.6 million for the first nine months of 2015, compared to $364.0 million for the first nine months of 2014. Growth in the segment was led by transportation, which increased 26 percent to $72.6 million. Transportation has benefited from a combination of increased opportunities to write new and returning business and improved pricing for most coverages. Rates for some transportation coverages have increased as much as 8 percent. Our P&C package business and professional services group also made significant contributions to overall growth, up 16 percent and 11 percent, respectively, as expansion efforts for these products continued. Other notable contributions included assumed premium from our quota share reinsurance treaty with Prime’s two insurance subsidiaries, up $2.3 million (30 percent), and umbrella, up $3.4 million (4 percent). Growth from these products offset moderate declines from our executive products group, which decreased $1.9 million (5 percent) due to ongoing competitive pressures in this market, and general liability, down 1 percent.

The casualty segment recorded underwriting income of $38.1 million in the first nine months of 2015, compared to $36.3 million for the same period last year. Underwriting results for both periods benefited from favorable development on prior years’ loss and catastrophe reserves. During the first nine months of 2015, we released reserves which improved the segment’s underwriting results by $40.1 million. Products with favorable development included general liability, umbrella, transportation, P&C package, executive products, professional services group and medical professional liability. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2006-2014). Losses from 2015 storms were minimal, impacting results by $0.1 million. Comparatively, 2014 results included favorable development on prior accident years’ loss and catastrophe reserves, primarily for general liability, umbrella, P&C package, transportation, professional services and executive products, which improved the segment’s underwriting results by $40.5 million. Results for 2014 were also impacted by storm losses, primarily related to our P&C package business, which reduced underwriting income for the segment by $1.9 million.

Segment results for 2015 translated into a combined ratio of 87.6, compared to 87.1 in the prior year. The segment’s loss ratio was 52.1 in 2015, up slightly from 51.6 in the prior year, while the expense ratio was 35.5 in both periods.

Property

Gross premiums written for the Group’s property segment totaled $165.6 million for the first nine months of 2015, a decrease of $50.9 million (23 percent) from the same period last year. The majority of this decline occurred during the second quarter and relates to our crop reinsurance business. In total, crop has declined $40.9 million (81 percent) through the first nine months of 2015. As noted in previous filings, we expect reduced premiums as our crop reinsurance share was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

Increased competition and alternative capital continued to impact this segment, in particular for our excess and surplus property coverages. Soft pricing impacted premium production from our commercial property business, as our difference in conditions and fire products declined 11 percent and 8 percent, respectively. Our recreational vehicles program also posted decreased premium in the first nine months of 2015, down 15 percent from the prior year. The decline in this book was due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. As a result of these efforts, we have obtained double digit rate increases on retained business during the first nine months of 2015. Partially offsetting these declines was a modest increase in premiums from our other property reinsurance programs, which improved 6 percent.

Underwriting income for the segment was $22.2 million for the first nine months of 2015, compared to $19.5 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2015 include favorable development on prior years’ loss and catastrophe reserves, largely from marine, which improved the segment’s underwriting results by $5.0 million. This favorable development partially offset losses recorded on 2015 storms, which reduced the segment’s underwriting results by $8.7 million. Comparatively, underwriting results for 2014 included favorable development on prior years’ reserves of $0.8 million and $4.5 million in losses recorded on 2014 storms and the American Canyon Earthquake. From a current accident year standpoint, results for 2014 also included $2.3 million in losses related to an increase in the loss booking ratio for our recreational vehicle business.

Segment results for the first nine months of 2015 translated into a combined ratio of 82.6, compared to 86.7 for the same period last year. The segment’s loss ratio decreased to 40.8 in 2015 from 49.0 in 2014 due to the increased benefit in 2015 from favorable development on prior years’ reserves. In addition, the adjustment in 2014 to strengthen reserves on recreational vehicles business increased the loss ratio in the prior year. From an expense standpoint, the segment’s expense ratio for the first nine months of 2015 increased to 41.8, from 37.7 in the prior year. The increased expense ratio relates to shifts in product mix within the segment, in particular with regard to crop, which carried a very low acquisition expense rate, and the overall decline in premium.

Surety

The surety segment recorded gross premiums written of $93.8 million for the first nine months of 2015, an increase of $4.9 million (6 percent) from the same period last year. Premium growth was achieved across the surety portfolio despite competitive conditions in this space, as new entrants and increased capacity continue to impact the market. Growth was led by miscellaneous surety, which increased $2.8 million (9 percent) for the year, while commercial surety also delivered solid results, up $1.7 million (8 percent). Gross premiums written from oil and gas surety and contract surety were also up modestly.

The surety segment recorded underwriting income of $25.7 million, compared to $23.7 million for the same period last year. Both periods reflected positive underwriting performance from a current accident year standpoint and benefited from favorable development on prior years’ loss reserves. Results for 2015 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $8.9 million. Comparatively, 2014 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $11.3 million. This favorable development was partially offset by reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves which reduced underwriting income by $1.1 million.

The combined ratio for the surety segment totaled 70.4 for the first nine months of 2015, compared to 70.2 for the same period in 2014. The segment’s loss ratio was 8.0 for 2015, compared to 4.3 for 2014. The loss ratio increase was due largely to the lower benefit from favorable development on prior years’ reserves in 2015. The expense ratio improved to 62.4 in 2015, from 65.9 in 2014, due to shifts in mix during 2015 towards products with lower acquisition expenses and improved leveraging of our expense base. In addition, the above-mentioned reinstatement premium contributed to a higher expense ratio in 2014.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $40.9 million during the first nine months of 2015, a decrease of 2.1 percent from that reported for the same period in 2014. The decrease in investment income was due to a lower yield environment during the first nine months of 2015. On an after-tax basis, investment income decreased by 2.1 percent.

	9/30/2015		12/31/2014
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,532,304	76.6%	$1,495,087	76.1%
Equity securities	369,047	18.5%	410,642	20.9%
Other invested assets	10,873	0.5%	11,597	0.6%
Cash and short-term investments	87,171	4.4%	46,959	2.4%
Total	$1,999,395	100.0%	$1,964,285	100.0%

Our current equity allocation represents 19 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first nine months of 2015 and 2014 were as follows:

	2015	2014
Pretax Yield
Taxable	3.38%	3.61%
Tax-Exempt	2.78%	2.77%
After-Tax Yield
Taxable	2.20%	2.35%
Tax-Exempt	2.63%	2.62%

The fixed income portfolio increased by $37.2 million in the first nine months of 2015. The increase is due to allocating the majority of cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.1 percent. Average fixed income duration was 5.0 years at September 30, 2015, reflecting our current liability structure and sound capital position.

The equity portfolio decreased by $41.6 million during the first nine months of 2015, to $369.0 million, and had a total return of -7.6 percent through September 30, 2015.

We recognized $25.6 million in realized gains in the first nine months of 2015, compared to realized gains of $22.6 million in the same period of 2014. The majority of realized gains were taken from the equity portfolio. We did not record any realized losses associated with OTTI of securities during the first nine months of 2015.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2015, including fair value, cost basis and unrealized gains and losses.

	9/30/2015
	Cost		Unrealized			Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net	Gain/Loss % (1)

Consumer discretionary	$11,984	$24,946	$13,151	$(189)	$12,962	108.2%
Consumer staples	13,850	30,552	17,198	(496)	16,702	120.6%
Energy	10,939	20,525	10,344	(758)	9,586	87.6%
Financials	30,561	47,365	17,165	(361)	16,804	55.0%
Healthcare	4,126	20,324	16,198	—	16,198	392.6%
Industrials	17,512	30,703	13,214	(23)	13,191	75.3%
Information technology	15,729	27,411	11,682	—	11,682	74.3%
Materials	2,220	5,642	3,422	—	3,422	154.1%
Telecommunications	4,393	10,923	6,530	—	6,530	148.6%
Utilities	34,718	55,235	21,617	(1,100)	20,517	59.1%
ETF	60,514	95,421	34,907	—	34,907	57.7%
	$206,546	$369,047	$165,428	$(2,927)	$162,501	78.7%

(1) Calculated as the percentage of net unrealized gain (loss) to cost basis.

INCOME TAXES

Our effective tax rate for the first nine months of 2015 was 31.4 percent, compared to 31.5 percent for the same period in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rates were consistent due to comparable amounts of tax-favored investment income relative to underwriting income.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Consolidated revenues, as displayed in the table that follows, totaled $200.9 million for the third quarter of 2015, compared to $197.7 million for the same period in 2014.

	For the Three-Month Periods
	Ended September 30,
	2015	2014
Consolidated revenues (in thousands)
Net premiums earned	$179,448	$177,747
Net investment income	13,964	14,200
Net realized investment gains	7,534	5,708
Total consolidated revenue	$200,946	$197,655

Consolidated revenue for the third quarter of 2015 increased $3.3 million, or 2 percent, from the same period in 2014. Net premiums earned for the Group increased 1 percent for the quarter, driven by growth from our casualty and surety segments, which were up 9 percent and 8 percent, respectively. Due to the current yield environment, net investment income decreased 2 percent to $14.0 million. Net realized investment gains totaled $7.5 million in the third quarter of 2015, compared to $5.7 million in 2014.

Net after-tax earnings for the third quarter of 2015 totaled $35.9 million, $0.81 per diluted share, compared to $33.3 million, $0.76 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss and catastrophe reserves. Both periods were also largely benign with respect to catastrophe losses, as storm losses totaled $2.9 million in 2015 compared to a negligible effect in the prior year. In the third quarter of 2015, favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $18.6 million. Comparatively, in the third quarter of 2014 favorable development on prior years’ loss and catastrophe reserves resulted in additional pretax earnings of $18.0 million. Bonus and profit sharing-related expenses associated with the above mentioned prior year reserve development and catastrophe losses totaled $2.4 million in 2015, compared to $2.8 million in 2014.

During the third quarter of 2015, equity in earnings of unconsolidated investees totaled $0.7 million. This amount includes $0.5 million from Maui Jim and $0.2 million from Prime. Comparatively, the third quarter of 2014 reflected $2.9 million of earnings, including $2.8 million from Maui Jim and $0.1 million from Prime. The decrease in Maui Jim earnings is largely attributable to a loss on the sale of an asset and unfavorable foreign exchange results. Refer to Note 7, Acquisitions, for more information regarding our recent investments in Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $19.8 million, $0.45 per diluted share, for the third quarter of 2015, compared to $20.9 million, $0.48 per diluted share, for the third quarter of 2014. Unrealized losses, net of tax, for the third quarter of 2015 were $16.1 million, compared to unrealized losses of $12.4 million for the same period in 2014. Unrealized losses in the third quarter of 2015 were primarily due to a decline in the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $214.3 million for the third quarter of 2015. Growth achieved from our casualty and surety segments, up 8 percent and 5 percent, respectively, offset a 7 percent decline from our property segment. The decreased top line for property continues to be largely driven by reduced premiums from our assumed crop business and intensely competitive market conditions for excess and surplus property coverages. While most crop premium is recorded in the second quarter, there is a residual amount of premium which impacts third quarter results. From a pricing standpoint, most coverages experienced low to mid-single digit changes during the quarter. More significant movement related to recreational vehicles and transportation, where positive pricing changes approached double-digit levels, and for catastrophe exposed coverages, which declined 15 percent during the quarter. Net premiums written increased 5 percent in the quarter, outpacing results on a gross written basis due largely to cost savings realized during our 2015 reinsurance renewals. On a net premiums earned basis, premiums increased $1.7 million, or 1 percent. Excluding the impact of crop, net premiums earned increased 5 percent. This growth is attributable to our casualty and surety segments, where net premiums earned were up 9 percent and 8 percent, respectively, from the prior year. Underwriting income for the Group totaled $33.6 million for the third quarter of 2015, compared to $30.4 million in 2014. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss and catastrophe reserves improved net underwriting results by $15.8 million in 2015, compared to $15.3 million in 2014. The GAAP combined ratio totaled 81.3 in 2015, compared to 82.9 in 2014. The loss ratio decreased to 40.7 from 42.8, while the Group’s expense ratio increased slightly to 40.6 from 40.1.

	For the Three-Month Periods
	Ended September 30,
	2015	2014
Gross premiums written (in thousands)
Casualty	$128,804	$119,789
Property	52,697	56,611
Surety	32,840	31,422
Total	$214,341	$207,822

Underwriting income (in thousands)
Casualty	$13,651	$13,786
Property	9,216	7,498
Surety	10,726	9,144
Total	$33,593	$30,428

Combined ratio
Casualty	87.0	85.6
Property	79.4	86.1
Surety	63.8	66.7
Total	81.3	82.9

Casualty

Gross premiums written for the casualty segment increased 8 percent to $128.8 million for the third quarter of 2015, compared to $119.8 million for the third quarter of 2014. Most products within the segment posted top line growth, as expansion efforts, newer product initiatives and improved pricing on certain coverages all contributed to the increased premium production. Growth was led by transportation, which again delivered excellent results in the quarter with premiums up 43 percent to $24.2 million. Transportation has continued to capitalize on increased opportunities to write new and returning business, as well as improved pricing trends for all transportation coverages. Premium growth was also notable from our P&C package business, up $1.4 million (13 percent), and our medical professional liability business, which advanced 21 percent. Assumed premium from our quota share reinsurance treaty with Prime’s two insurance subsidiaries improved as well, up $0.6 million (24 percent) in the quarter. Growth from these products more than offset declines from general liability and our executive products business, which decreased 9 percent and 4 percent, respectively, due to increased competition and declining rates for these coverages.

The casualty segment recorded underwriting income of $13.7 million in the third quarter of 2015, compared to $13.8 million for the same period last year. Results for both periods reflected positive underwriting performance from a current accident year standpoint and include favorable development on prior years’ loss reserves. During the third quarter of 2015, we released reserves which improved the segment’s underwriting results by $11.5 million. Products with favorable development included general liability, umbrella, P&C package and executive products, while professional services was unfavorable. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years (2009-2012 and 2014). Comparatively, 2014 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package and transportation, which improved the segment’s underwriting results by $11.2 million.

Overall, the combined ratio for the casualty segment was 87.0 for 2015, compared to 85.6 in 2014. The segment’s loss ratio was 51.6 in 2015, compared to 49.7 in 2014. The loss ratio increase was due, in part, to a slight increase in 2015 to the current accident year loss ratio. The expense ratio for the casualty segment was 35.4 for the third quarter of 2015, compared to 35.9 for the same period in 2014.

Property

Gross premiums written for the Group’s property segment totaled $52.7 million for the third quarter of 2015, a $3.9 million (7 percent) decrease from the same period last year, due in part to our exit from the crop reinsurance business. While the vast majority of the premium impact from crop occurred in the second quarter, there is a residual amount of premium which impacts third quarter results. Gross written premiums from crop in the third quarter of 2015 totaled $1.4 million, compared to $3.1 million in the third quarter of 2014. As noted in previous filings, we expect reduced premiums as our crop reinsurance share was reduced for 2015 and will expire at the end of the current crop year due to the acquisition of the cedant.

In addition to the impact from crop, premiums for the segment continue to be pressured by increased competition and alternative capital, which have caused excess and surplus property rates to decline. Premiums from our commercial property business have declined as a result, with our difference in conditions and fire products down $0.7 million (7 percent) and $0.9 million (5 percent), respectively. Our recreational vehicles program posted a 13 percent decline from the same period last year, due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. In conjunction with the loss activity identified in the prior year, $2.3 million in losses were recorded in the third quarter of 2014, related to an increase in the loss booking ratio for this business. While premiums are down during 2015, double digit rate increases on retained business have been achieved as a result of these efforts. Partially offsetting these decreases, gross written premiums from our other property reinsurance programs increased 14 percent and Hawaii homeowners improved 2 percent.

Underwriting income for the segment was $9.2 million for the third quarter of 2015, compared to $7.5 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. From a current accident year standpoint, results for 2015 reflect improved performance over the prior year, in particular for marine. In addition, current accident year results for 2014 included $2.3 million in recreational vehicle losses, as mentioned above. The net impact to underwriting results from favorable development on prior years’ loss and catastrophe reserves was $1.2 million in 2015, compared to $0.1 million in 2014.  Unfavorable development on 2015 winter storms impacted underwriting results in the third quarter of 2015 by $2.5 million, while storm losses had a negligible effect in the prior year.

Segment results for the third quarter of 2015 translated into a combined ratio of 79.4, compared to 86.1 for the same period last year. The segment’s loss ratio decreased to 40.0 in 2015 from 51.6 in 2014 due to improved current accident year loss ratio results. In addition, the adjustment recorded on recreational vehicles in the prior year increased the 2014 current accident year loss ratio by over 4 points. From an expense standpoint, the segment’s expense ratio for the third quarter was 39.4 for 2015, compared to 34.5 in 2014. The increased expense ratio relates primarily to shifts in product mix, in particular with regard to crop, which carried a very low acquisition expense rate, and the overall decline in premium.

Surety

The surety segment recorded gross premiums written of $32.8 million for the third quarter of 2015, an increase of $1.4 million, or 5 percent, from the same period last year. All products within the segment achieved premium growth in the quarter, despite competitive conditions driven by new entrants and increased capacity in the market. Growth was led by miscellaneous surety, which increased $0.7 million (6 percent), while commercial, oil and gas and contract surety also produced solid results, each up 4 percent.

The surety segment recorded underwriting income of $10.7 million, compared to $9.1 million for the same period last year. Both periods reflected positive underwriting performance from a current accident year standpoint and benefited from favorable development on prior years’ loss reserves. Results for 2015 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $3.5 million. Comparatively, 2014 results included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $4.3 million. All products within the segment experienced favorable development for each of these periods.

The combined ratio for the surety segment totaled 63.8 for the third quarter of 2015, compared to 66.7 for the same period in 2014. The segment’s loss ratio was 3.1 for 2015, compared to 0.9 for 2014. The loss ratio increase was due to the lower benefit from favorable development on prior years’ reserves in 2015. The expense ratio improved to 60.7 for the third quarter of 2015, from 65.8 in the third quarter of 2014, due to shifts in mix towards products with lower acquisition expenses and improved leveraging of our expense base.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $14.0 million during the third quarter of 2015, a decrease of 1.7 percent from that reported for the same period in 2014. The decrease in investment income was due to the current lower yield environment. On an after-tax basis, investment income decreased by 1.3 percent.

Our current equity allocation represents 19 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the third quarter of 2015 and 2014 were as follows:

	3Q 2015	3Q 2014
Pretax Yield
Taxable	3.35%	3.48%
Tax-Exempt	2.76%	2.81%
After-Tax Yield
Taxable	2.18%	2.26%
Tax-Exempt	2.61%	2.66%

We recognized $7.5 million in realized gains in the third quarter of 2015, compared to realized gains of $5.7 million in the same period of 2014. Realized gains were primarily taken from the equity portfolio. We did not record any realized losses associated with OTTI of securities during the third quarter of 2015.

INCOME TAXES

Our effective tax rate for the third quarter of 2015 was 30.9 percent, compared to 31.6 percent for the same period in 2014. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the third quarter of 2015 was slightly lower due to a combination of minor tax adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Operating cash flows	$121,367	$85,894
Investing cash flows	$(106,859)	$(29,607)
Financing cash flows	$(16,940)	$(18,719)
Total	$(2,432)	$37,568

Operating activities generated positive cash flows of $121.4 million in the first nine months of 2015, compared to $85.9 million in the same period last year. The increase in operating cash flows was due largely to reduced levels of paid losses relative to the prior year.

We have $149.7 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2015 was $158.2 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2015, we had cash, short-term investments and other investments maturing within one year of approximately $99.6 million and an additional $320.0 million maturing between one to five years. As of September 30, 2015, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the nine-month period ended September 30, 2015, no amounts were outstanding on this facility.

Additionally, during the third quarter of 2014, two of our insurance companies, RLI Ins. and Mt. Hawley, became members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System will provide both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2014, there were no outstanding borrowing amounts with FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2015, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at September 30, 2015, have increased $35.1 million from December 31, 2014.

As of September 30, 2015, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. agency	$13,455	$13,867	$412	0.7%	AA+
Corporate	599,808	602,023	2,215	30.1%	BBB+
Agency MBS	253,499	261,272	7,773	13.1%	AA+
ABS/CMBS**	83,203	84,809	1,606	4.2%	AAA
Non-U.S. govt. & agency	5,042	4,664	(378)	0.2%	BBB+
U.S. government	32,708	33,036	328	1.7%	AAA
Municipal	516,618	532,633	16,015	26.6%	AA
Total Fixed Income	$1,504,333	$1,532,304	$27,971	76.6%	AA-

Equity	$206,546	$369,047	$162,501	18.5%

Other Invested Assets	$10,873	$10,873	$—	0.5%

Cash and Short-Term Investments	$87,171	$87,171	$—	4.4%

Total Portfolio	$1,808,923	$1,999,395	$190,472	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2015, our fixed income portfolio had the following rating distribution:

AAA	18.6%
AA	41.6%
A	21.7%
BBB	11.5%
BB	3.4%
B	2.9%
CCC	0.0%
NR	0.3%
Total	100.0%

As of September 30, 2015, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,051 individual issues as of September 30, 2015.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2015, we had $44.1 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations. The majority of our asset-backed portfolio is comprised of rate reduction utility bonds.

As of September 30, 2015, we had $40.7 million in commercial mortgage backed securities (CMBS) and $261.3 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.2 percent of our investment portfolio at quarter end.

We had $602.0 million in corporate fixed income securities as of September 30, 2015. As of September 30, 2015, we had $69.6 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2015, we had $532.6 million in municipal securities. As of September 30, 2015, approximately 92 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At September 30, 2015, our equity portfolio had a fair value of $369.0 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2015, our equity portfolio had a dividend yield of 3.0 percent, compared to 2.2 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 82 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include an investment in a low income housing tax credit partnership as well as membership in the Federal Home Loan Bank Chicago. Our interest in a low income housing tax credit partnership had a balance of $9.3 million at September 30, 2015, compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $0.3 million during the third quarter of 2015 and $0.8 million during the nine-month period ended September 30, 2015. Our investment in FHLBC stock totaled $1.6 million at September 30, 2015 and $1.8 million at December 31, 2014.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2015, our capital structure consisted of $149.7 million in 10-year maturity senior notes maturing in 2023 (debt) and $883.2 million of shareholders’ equity. Debt outstanding comprised 14.5 percent of total capital as of September 30, 2015. Interest and fees on debt obligations totaled $5.6 million during the first nine months of 2015, the same amount as the previous year. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the nine-month periods ended September 30, 2015 and 2014.

We paid a quarterly cash dividend of $0.19 per share on September 18, 2015, the same amount as the prior quarter. We have paid dividends for 157 consecutive quarters and increased dividends in each of the last 40 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2015, our holding company had $883.2 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $56.1 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first nine months of 2015, RLI Ins. paid a total of $35.0 million in ordinary dividends to RLI Corp. In 2014, our principal insurance subsidiary paid ordinary dividends totaling $185.0 million to RLI Corp. No extraordinary dividends were paid during 2014. As of September 30, 2015, $68.4 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Items 2(a) and (b) are not applicable.

Our current $100 million share repurchase program was implemented by our Board of Directors in May 2010. The repurchase program may be suspended or discontinued at any time without prior notice. During the first nine months of 2015, no repurchases were made. We have not repurchased shares under this program since the third quarter of 2011. We have $87.5 million of remaining capacity from the repurchase program.

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

Date: October 23, 2015