Form 10-K
period 2015-12-31
RLI CORP
filed 2016-02-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015, based upon the closing sale price of the Common Stock on June 30, 2015 as reported on the New York Stock Exchange, was $1,942,913,293. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 10, 2016 was 43,578,108.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2016 annual meeting of shareholders to be held May 5, 2016, are incorporated herein by reference into Part III of this document, including:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,”  “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Five:  Ratification of Selection of Independent Registered Public Accounting Firm.”

Exhibit index is located on pages 116-117 of this document, which lists documents filed as exhibits or incorporated by reference herein.

RLI Corp.

PART I

Item 1.    Business

RLI Corp. is an Illinois corporation that was organized in 1965. We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. In 2015, we sold RLI Indemnity Company (RIC), a former subsidiary of Mt. Hawley, as a “shell.” This transaction was essentially the sale of insurance licenses. All business and cash flows from the former subsidiary remain within the RLI Insurance Group. Each of our insurance companies is domiciled in Illinois. We have no material foreign operations.

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

As a specialty insurance company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our energy surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the standard admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard admitted market. This typically results in coverages that are more restrictive and more expensive than coverages in the standard admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We distribute our property and casualty insurance through our wholly-owned branch offices that market to wholesale and retail producers. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages, which are distributed through brokers. In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

For the year ended December 31, 2015, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$127,481	16.0%
New York	108,937	13.7%
Florida	83,566	10.5%
Texas	59,475	7.5%
Washington	30,563	3.8%
New Jersey	26,265	3.3%
Illinois	23,917	3.0%
Arizona	23,081	2.9%
Pennsylvania	21,290	2.7%
Louisiana	20,617	2.6%
Hawaii	16,358	2.1%
Ohio	15,988	2.0%
All Other	239,642	29.9%

Total direct premiums earned	$797,180	100.0%

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

	Year Ended December 31,
(in thousands)	2015	2014	2013
PREMIUMS WRITTEN
Direct & Assumed	$853,586	$863,848	$843,195
Reinsurance ceded	(131,615)	(160,696)	(176,873)
Net	$721,971	$703,152	$666,322
PREMIUMS EARNED
Direct & Assumed	$832,904	$854,518	$820,460
Reinsurance ceded	(132,743)	(167,143)	(189,658)
Net	$700,161	$687,375	$630,802

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2015, our specialty admitted operations produced gross premiums written of $560.2 million, representing approximately 66 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows us to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to the 2015 edition of A.M. Best Aggregate & Averages – Property/Casualty, United States & Canada, the excess and surplus market represented approximately $28 billion, or 5 percent, of the entire $570 billion domestic property and casualty industry in 2015, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $259.9 million, or 30 percent, of our total gross premiums written in 2015.

SPECIALTY PROPERTY AND CASUALTY REINSURANCE MARKETS

We write business in the specialty property and casualty reinsurance markets. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its clients, other (re)insurance companies. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2015, our specialty property and casualty reinsurance operations wrote gross premiums of $33.5 million, representing approximately 4 percent of our total gross premiums written for the year.

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

CASUALTY SEGMENT

Commercial and Personal Umbrella

Our commercial umbrella coverage is principally written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of the homeowners and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners coverage is written by us. Net premiums earned from this business totaled $104.6 million, $100.4 million and $85.5 million, or 15 percent, 15 percent and 14 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages in the specialized area of environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $81.2 million, $80.8 million and $81.4 million, or 12 percent, 12 percent and 13 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small-to-medium sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and worker’s compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $71.0 million, $58.3 million and $42.1 million, or 10 percent, 8 percent and 7 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $65.6 million, $58.9 million and $50.3 million, or 9 percent, 8 percent and 8 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

P&C Package Business

Our P&C package business offers property and casualty insurance coverages to small contractors (ContracPac) and other small-to-medium sized “Main Street” retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are predominantly marketed through retail agents. Net premiums earned from the P&C package business totaled $40.4 million, $35.4 million and $30.6 million, or 6 percent, 5 percent and 5 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages for a variety of low to moderate classes of risks. Our publicly traded D&O appetite generally focuses on offering excess “Side A” D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we have had success rounding out our portfolio by writing fiduciary liability coverage, for both public and private entities, and primary and excess D&O coverage for private companies and non-profit organizations. We recently added representations and warranties coverage for companies involved in mergers and acquisitions, generally targeting private companies involved in transactions valued at $200 million or less. Net premiums earned from the executive products business totaled $17.9 million, $18.9 million and $19.1 million, or 3 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Medical Professional Liability

We offer medical professional liability insurance specializing in hard-to-place individuals and group physicians. In late 2014, we expanded into healthcare liability with a team focused on long-term care and hospital liability. Both businesses are marketed through wholesale brokers in the excess and surplus lines space. Net premiums earned from the medical professional liability business totaled $12.3 million, $15.9 million and $8.6 million, or 2 percent, 2 percent and 1 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including coverage for security guards and home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We also have a number of programs that provide multiple, specialized coverages to a segmented customer base. Effective January 1, 2014, we entered into a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are primarily written in the excess and surplus insurance market, as well as certain coverages written on an admitted basis. Net premiums earned from these lines totaled $19.2 million, $13.4 million and $6.4 million, or 2 percent, 2 percent and 1 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $75.7 million, $80.7 million and $76.9 million, or 11 percent, 12 percent and 12 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $47.0 million, $49.2 million and $57.1 million, or 7 percent, 7 percent and 9 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Specialty Personal

We offer specialized homeowners insurance in select locations, including a limited amount of homeowners and dwelling fire insurance through retail agents in Hawaii and surplus lines homeowners insurance for high-valued homes in the Cape Cod, Massachusetts area. Additionally, we offer recreational vehicle insurance and jewelry insurance nationwide. Net premiums earned from specialty personal coverages totaled $26.4 million, $26.6 million and $16.3 million, or 4 percent, 4 percent and 3 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Property Reinsurance

Our treaty division writes select specialty property treaties on a quota share or excess of loss basis targeting small, regional cedants and specialty risks. These treaties are portfolio underwritten using specialized actuarial models and cover catastrophic perils of earthquake, windstorm and other weather-related events, as well as some additional perils. The facultative unit, which specialized in excess and surplus property risks requiring underwriting expertise, was discontinued in 2015 as a result of challenging market conditions. Perils covered ranged from fire and mechanical breakdown to flood and other catastrophic events.  The exposures written by this unit were predominantly located in the United States, but there was some incidental international exposure. Net premiums earned from the property reinsurance business totaled $12.3 million, $12.8 million and $15.8 million, or 2 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Crop Reinsurance

We provide quota share crop reinsurance for multi-peril crop (MPCI) and crop hail exposures for a single cedant. Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. The MPCI program is a partnership between the U.S. Department of Agriculture (USDA) and a select number of primary insurers. Crop insurers also issue policies that cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will end with the 2015 crop year due to the acquisition of the cedant. Net premiums earned from the crop reinsurance business totaled $9.4 million, $28.3 million and $31.4 million, or 1 percent, 4 percent and 5 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Other Property

Our other property coverages consist of lines from which we have recently exited, including pet insurance and satellite insurance. Net premiums earned from other property coverages totaled less than $0.1 million, $0.1 million and $2.6 million, or less than 1 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through approximately 10,000 independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. Net premiums earned from miscellaneous surety coverages totaled $42.4 million, $39.0 million and $38.1 million, or 6 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium-to-large businesses across a broad spectrum of industries. These risks are underwritten on an account basis with the ability to write bonded aggregations up to $90 million. This coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $29.5 million, $25.8 million and $23.1 million, or 4 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Contract

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $28.3 million, $26.6 million and $27.2 million, or 4 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

Energy

Our energy surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries both on and off shore. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from energy coverages totaled $16.8 million, $16.1 million and $18.2 million, or 2 percent, 2 percent and 3 percent of total net premiums earned for 2015, 2014 and 2013, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents. We also market through agencies and online channels.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial automobile, medical professional liability and specialty treaty reinsurance coverages. This business is produced through independent wholesale, retail and reinsurance brokers.

INDEPENDENT AGENTS

Our surety segment offers its business through a variety of independent agents. Additionally, we target classes of insurance, such as home business and personal umbrella, through independent agents. Homeowners and dwelling fire is produced through independent agents in Hawaii. Several of these programs involve detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated systems.

UNDERWRITING AGENTS

We contract with certain underwriting agencies, which have limited authority to bind or underwrite business on our behalf. The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request. These agencies may receive some compensation through contingent profit commission.

ONLINE AND/OR DIRECT

We are actively employing online efforts to produce and efficiently process and service business including home businesses, jewelry, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,700 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Baldwin & Lyons, Chubb, CNA, Endurance, Great American, Great West, Hartford, Lancer, Markel, Navigators, RSUI, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum & Forster, Endurance, Great American, Lexington, National Interstate and Travelers. Primary competitors in the surety segment are AIG, Arch, Chubb, CNA, Endurance, Great American, HCC, Navigators, Travelers and XL. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic penetration in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse, and we offer new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

Publications of A.M. Best, Standard & Poor’s and Moody’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved excellent overall performance compared to the standards they have established and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2015, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior

Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins. and Mt. Hawley	A2, Good

*CBIC is only rated by A.M. Best

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In June 2015, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2015, the policyholders’ statutory surplus of RLI Insurance Group totaled $865.3 million, which continues to result in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $132.7 million, $167.1 million and $189.7 million in 2015, 2014 and 2013, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, approves our security guidelines and reinsurer usage. More than 96 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

We utilize both treaty and facultative reinsurance coverage for our risks. Treaty coverage refers to a reinsurance contract under which the company agrees to cede all risks within a defined class of business to the reinsurer, who agrees to provide coverage on all risks ceded without individual underwriting. Facultative coverage is applied to individual risks at the company’s discretion and is subject to underwriting by the reinsurer. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. We may be required to pay additional premium to reinstate or have access to use the reinsurance limits for potential future recoveries during the same contract year. Some property and surety treaties include reinstatement provisions which require us, in certain circumstances, to pay reinstatement premiums after a loss has occurred in order to preserve coverage.

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

	(in millions)
				Per Risk
		Renewal	First-Dollar	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Retention	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$4.0	$1.4
Commercial umbrella and excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella and eXS	Excess of Loss	1/1	1.0	4.0	1.4
Commercial transportation	Excess of Loss	1/1	0.5	4.5	1.0
Executive products	Quota Share	7/1	N/A	25.0	8.8
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Multi-line	Excess of Loss	1/1	0.5	10.5	1.6
Multi-line workers comp	Excess of Loss	1/1	1.0	10.0	2.0
Workers compensation catastrophe	Excess of Loss	1/1	11.0	14.0	11.0
Medical professional liability	Excess of Loss	1/1	1.0	9.0	1.9

Property	Excess of Loss	1/1	1.0	24.0	1.2
Marine	Excess of Loss	6/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	63.0	8.7	**

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**A limited number of commercial and energy surety accounts are permitted to exceed the $65.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity is unnecessary. Our reinsurance coverage for the last three years and for 2016 are shown in the following table:

Catastrophe Coverages

(in millions)

	2016		2015		2014		2013
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$25	300
Non-California Earthquake	25	325	25	325	25	325	20	330
Other Perils	25	225	25	225	25	225	20	230

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer. Since 2014, all layers of the treaty have included one prepaid reinstatement.

Our property CAT program continues to be applied on an excess of loss basis. It attaches after all other reinsurance has been considered. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our CAT modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the gross losses shown in the tables:

Catastrophe - California Earthquake

(in millions)

	2016		2015		2014
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$ 50	$29	$21	$28	$22	$28	$22
100	73	27	72	28	70	30
200	163	37	163	37	160	40
350	302	48	302	48	298	52

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2016		2015		2014
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$ 25	$6	$19	$5	$20	$5	$20
50	22	28	21	29	19	31
100	63	37	60	40	56	44
250	198	52	192	58	188	62

In the above table, projected losses for 2016 were estimated based on our exposure as of December 31, 2015, utilizing the treaty structure in place as of January 1, 2016. All previous years were estimated similarly by utilizing the exposure at the end of each respective year and the treaty structure in place at the start of the following year.

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

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2016, there is a 99.6 percent likelihood that the loss will be less than 8.2 percent of policyholders’ surplus as of December 31, 2015. Our exposure to CAT losses has been relatively stable based on multiple views of risk including policy counts, policy limits insured and modeled losses based on multiple CAT models. The exposure levels are still well within our tolerances for this risk.

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

Net loss and loss adjustment reserves by product line at year-end 2015 and 2014 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2015			2014
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$9,349	$70,285	$79,634	$7,491	$56,167	$63,658
Personal umbrella	18,698	29,766	48,464	22,287	26,527	48,814
General liability	94,585	136,155	230,740	103,327	139,824	243,151
Professional services	18,392	64,473	82,865	11,034	49,380	60,414
Commercial transportation	52,962	21,769	74,731	53,620	19,060	72,680
P&C package business	10,551	26,118	36,669	10,243	25,910	36,153
Executive products	14,092	45,083	59,175	11,619	42,176	53,795
Medical professional liability	12,009	4,041	16,050	8,222	5,724	13,946
Other casualty	4,819	18,208	23,027	4,311	15,017	19,328
Property segment net loss and ALAE reserves
Commercial property	4,240	2,901	7,141	4,216	2,982	7,198
Marine	13,181	16,017	29,198	14,436	19,076	33,512
Specialty personal	2,168	2,770	4,938	1,321	1,980	3,301
Property reinsurance	6,140	6,094	12,234	5,749	6,580	12,329
Crop reinsurance	56	7,542	7,598	276	23,809	24,085
Other property	105	750	855	60	929	989
Surety segment net loss and ALAE reserves
Miscellaneous	392	4,417	4,809	535	4,654	5,189
Contract and commercial	1,753	12,613	14,366	(339)	16,684	16,345
Energy	492	2,230	2,722	947	2,673	3,620
Latent liability net loss and ALAE reserves	10,902	17,601	28,503	10,817	16,368	27,185
Total net loss and ALAE reserves	$274,886	$488,833	$763,719	$270,172	$475,520	$745,692
ULAE reserves	—	42,222	42,222	—	40,242	40,242
Total net loss and LAE reserves	$274,886	$531,055	$805,941	$270,172	$515,762	$785,934

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
High severity

General liability	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential

Medical professional liability	Long	External	High severity	High	High
Exposure changes/mix
Unforeseen tort potential/trends
Small volume
Loss trend volatility

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure growth/mix

Executive products	Long	Internal & significant external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Small volume

Professional services	Long	External	Exposure growth	High	High
Highly varied exposures
Loss trend volatility
Unforeseen tort potential
Small volume

P&C package business	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential
Small volume

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure changes/mix	High	High

Crop reinsurance	Short	External	Weather, yield and price volatility	Medium	Medium
CAT aggregation exposure
Unique inuring
reinsurance features

Property reinsurance	Medium	External	New business	High	Medium
CAT aggregation exposure
Low frequency
High severity
Exposure growth/mix
Reporting delay

Other property	Short	Internal	CAT aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos &	Long	Internal & external	Loss trend volatility	High	High
environmental			Mass tort/latent exposure

A full analysis of our loss reserves takes place three times a year. The purpose of this analysis is to provide validation of our carried loss reserves. Estimates of the expected value of the unpaid loss and LAE are derived using actuarial methodologies. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart on the following page that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 6 percent to 29 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 15 percent to 23 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2015, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $230.7 million at December 31, 2015, in addition to associated ULAE and latent liability reserves.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in the parameter

+/-5 point change in expected loss ratio for all accident years	$(7.7)	$7.7

+/-10% change in expected emergence patterns	$(5.5)	$5.3

+/-30% change in actual loss emergence over a calendar year	$(12.2)	$12.2

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(24.9)	$25.7

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

It is difficult for us to predict whether the favorable loss development observed in 2005 through 2015 will continue for any of our products in the future. We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates. Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time. Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($80 million) favorable to 3 percent ($24 million) unfavorable.

HISTORICAL LOSS AND LAE DEVELOPMENT

The following table presents the development of our balance sheet reserves from 2005 through 2015. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2015. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

	Year Ended December 31,
	2005
(in thousands)	& Prior	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net liability for unpaid losses and settlement expenses at end of the year	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934	$805,941
Paid cumulative as of:
One year later	154,446	162,450	161,484	160,460	147,677	177,862	200,169	226,361	219,876	207,186
Two years later	270,210	275,322	267,453	269,740	259,456	308,702	339,847	363,884	354,872
Three years later	353,793	348,018	343,777	348,188	352,106	407,351	445,709	452,322
Four years later	399,811	394,812	393,157	404,112	421,176	479,641	505,653
Five years later	431,959	422,835	424,991	446,796	470,168	517,822
Six years later	447,415	443,091	453,587	480,534	497,731
Seven years later	461,254	461,675	474,769	501,692
Eight years later	475,620	477,611	491,703
Nine years later	486,801	490,311
Ten years later	496,824
Liability re-estimated as of:
One year later	695,254	687,927	712,590	742,451	726,825	763,225	732,091	726,096	709,666	720,507
Two years later	636,356	637,117	658,109	655,838	632,697	671,210	695,792	693,032	690,808
Three years later	599,420	601,939	605,111	596,476	608,260	644,663	680,458	681,342
Four years later	576,319	569,806	560,565	583,439	588,355	637,278	674,671
Five years later	556,836	540,895	552,558	570,613	582,805	637,656
Six years later	539,639	539,654	545,223	569,388	587,010
Seven years later	540,298	533,551	547,113	575,820
Eight years later	534,943	538,427	554,617
Nine years later	539,427	546,485
Ten years later	548,963
Net cumulative redundancy (deficiency)	$189,694	$246,621	$220,311	$233,207	$223,058	$182,124	$122,238	$117,257	$83,701	$65,427

Gross liability	$1,331,866	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$1,150,714	$1,158,483	$1,129,433	$1,121,040	$1,103,785
Reinsurance recoverable	(593,209)	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(353,805)	(359,884)	(354,924)	(335,106)	(297,844)
Net liability	$738,657	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934	$805,941

Gross re-estimated liability	$991,387	$884,042	$864,629	$876,023	$894,147	$941,031	$986,548	$1,011,739	$1,003,540	$1,018,225
Re-estimated recoverable	(442,424)	(337,557)	(310,012)	(300,203)	(307,137)	(303,375)	(311,877)	(330,397)	(312,732)	(297,718)
Net re-estimated liability	$548,963	$546,485	$554,617	$575,820	$587,010	$637,656	$674,671	$681,342	$690,808	$720,507
Gross cumulative redundancy (deficiency)	$340,479	$434,735	$327,549	$283,288	$252,313	$232,912	$164,166	$146,744	$125,893	$102,815

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

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Statutory net premiums written	$722,189	$703,152	$666,322	$593,086	$549,638
Policyholders’ surplus	865,268	849,297	859,221	684,072	710,186
Ratio	0.8 to 1	0.8 to 1	0.8 to 1	0.9 to 1	0.8 to 1

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

	Year Ended December 31,
GAAP	2015	2014	2013	2012	2011

Loss ratio	42.7	43.2	41.2	47.1	37.2

Expense ratio	41.8	41.3	41.9	41.9	42.4

Combined ratio	84.5	84.5	83.1	89.0	79.6

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

	Year Ended December 31,
Statutory	2015		2014		2013		2012		2011

Loss ratio	42.7		43.2		41.2		47.2		37.2

Expense ratio	41.2		40.9		41.0		40.8		41.9

Combined ratio	83.9		84.1		82.2		88.0		79.1

Industry combined ratio	95.2	(1)	97.2	(2)	95.8	(2)	103.1	(2)	108.2	(2)

(1)	Source: Conning – Total Industry Forecast 2015Q4 – Commercial Lines. Estimated for the year ended December 31, 2015.
(2)	Source: A.M. Best Aggregate & Averages — Property/Casualty, United States & Canada (2015 Edition) statutory basis.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. During 2015, the majority of available cash flows were invested in fixed income securities. Our equity allocation decreased to 19 percent of the overall portfolio. During the year, we initiated an investment in a real estate fund, which is included in other invested assets. This investment together with low income housing tax credit partnerships and membership stock in the Federal Home Loan Bank of Chicago represented one percent of the total portfolio. As of December 31, 2015, 82 percent of the fixed income portfolio was rated A or better and 65 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2015, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2016	$9,390	$9,529	$9,643	$9,643
2017	29,369	29,943	29,943	29,943
2018	37,057	37,411	37,485	37,485
2019	82,431	85,107	86,822	86,822
2020	120,225	122,737	121,850	121,850
2021	136,782	142,640	143,848	143,848
2022	110,244	114,930	115,974	115,974
2023	68,608	74,166	76,083	76,083
2024	78,448	85,647	87,427	87,427
2025	136,037	148,094	149,343	149,343
2026	44,852	48,414	50,123	50,123
2027	64,849	73,265	77,266	77,266
2028	43,517	49,633	51,920	51,920
2029	50,845	58,268	58,434	58,434
2030	55,370	65,739	66,834	66,834
2031 and later	30,976	31,014	28,275	28,275
Total excluding
Mtge/ABS/CMBS*	$1,099,000	$1,176,537	$1,191,270	$1,191,270

Mtge/ABS/CMBS*	$333,880	$341,619	$346,840	$346,840

Grand Total	$1,432,880	$1,518,156	$1,538,110	$1,538,110

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $27.0 million at year-end 2015. This total represented 1 percent of cash and invested assets, down from 3 percent the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Holding company registration in each insurer’s state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators are required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Because our insurance companies operate in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, we must comply with the individual insurance laws, regulations, rules and case law of each state and territory, including those regulating the filing of insurance rates and forms. Each of our three insurance company subsidiaries is domiciled in Illinois, with the Illinois Department of Insurance (IDOI) as their principal insurance regulator.

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

Two primary focuses of state insurance regulation of insurance companies are financial solvency and market conduct practices. These regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly or more frequently if necessary) and periodic examinations.

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

The Own Risk and Solvency Assessment (“ORSA”) model act was developed by the NAIC and proposed for adoption by each state insurance regulatory department. In 2015, the Illinois legislature adopted the Risk Management and ORSA law, applicable to all Illinois-domiciled insurance companies, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. An ORSA report, filed by us with the IDOI each year, is an internal identification, description and assessment of the risks associated with our business plan, and the sufficiency of capital resources to support those risks. Our ORSA report was filed with the IDOI in 2015, and will be updated and filed annually.

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

FEDERAL LEGISLATION / REGULATION

The U.S. insurance industry is not currently subject to any significant federal regulation and instead is regulated principally at the state level. However, the federal Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and creation of the Federal Insurance Office (summarized below) include elements that affect the insurance industry, insurance companies and public companies such as ours.

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

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act; and international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether we or any of our affiliates knowingly engaged in certain specified activities identified in that law. For the year 2015, neither we nor our affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

EMPLOYEES

As of December 31, 2015, we employed a total of 902 associates. Of the 902 total associates, 36 were part-time and 866 were full-time.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	Competitive pressures impacting our ability to retain business at an adequate rate,
•	Rising levels of loss costs that we cannot anticipate at the time we price our coverages,
•	Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,
•	Changes in the level of private and government-related reinsurance capacity,
•	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and
•	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

Since the model cannot contemplate all possible CAT scenarios and includes underlying assumptions based on a limited set of actual CAT events, the losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially and adversely affected.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance facilities, that we can obtain other reinsurance facilities in adequate amounts and at favorable rates, or that we can diversify our exposure among an adequate number of high quality reinsurance partners. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase—which could increase the volatility of our results—or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments,  which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Funds remaining after paying expenses and claims remain invested and are included in retained earnings. The value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or operating results of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, credit risk, government monetary policies, liquidity of holdings and general economic conditions. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is positively correlated with movements in domestic stocks. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio of high-quality securities with varied maturities. These fluctuations may, however, negatively impact our financial condition and impair our ability to raise capital, if needed. However, we attempt to manage this risk through asset allocation, duration and security selection.

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

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2015. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins. and Mt. Hawley. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulator (Illinois), as a public company we are also subject to the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange (NYSE), each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Illinois, where we and our three insurance company subsidiaries are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security, crop insurance and terrorism risk insurance laws. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry.

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

RLI Corp. is the holding company for our three insurance operating companies. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. Dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Any significant interruption in the operation of our facilities, systems and business functions or breach in our data security infrastructure could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on RLI premises. Any of these systems may be exposed to unplanned interruption, unreliability, intrusion and data breaches from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, utility outages or complications encountered as existing systems are replaced or upgraded.

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

We may not be able to effectively start up or integrate new product opportunities.

Our ability to grow our business depends, in part, on our creation, implementation and acquisition of new insurance products that are profitable and fit within our business model. New product launches as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.

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

Our success will depend on our ability to maintain and enhance effective operating procedures and manage risks on an enterprise wide basis.

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers.  In 2015, the Illinois legislature adopted the Risk Management and Own Risk and Solvency Assessment Law (“ORSA”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA law also provides that, no less than annually, an insurer must submit an ORSA summary report. We operate within an ERM framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed.  Assurances that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

We may not be able to, or might not choose to, continue paying dividends on our common stock.

We have a history of paying regular, quarterly dividends and in recent years have paid special dividends. Any determination to pay either type of dividend to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. In addition, we may choose to retain capital to support growth or further mitigate risk, as opposed to returning excess capital to our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own five commercial buildings on our 23 acre corporate campus in Peoria, Illinois. Our primary building is a two-story 84,000 square foot office building, which serves as our corporate headquarters. Located on the same campus is a 24,000 square foot building, which is used by two branch offices of RLI Ins., and is being replaced by a 41,000 square foot building currently in the course of construction and projected to be completed in the third quarter of 2016. In addition, we own a 15,000 square foot office building, a 26,000 square foot multi-story building used for record storage and a 12,000 square foot building used for furniture and equipment storage.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Investor Information:

TRADING AND DIVIDEND INFORMATION

	Closing Stock Price			Dividends
2015	High	Low	Ending	Declared
1st Quarter	$53.25	$46.91	$52.41	$0.18
2nd Quarter	53.28	48.55	51.39	0.19
3rd Quarter	56.61	51.45	53.53	0.19
4th Quarter	63.02	53.15	61.75	2.19

	Closing Stock Price			Dividends
2014	High	Low	Ending	Declared
1st Quarter	$47.76	$40.31	$44.24	$0.17
2nd Quarter	46.17	42.20	45.78	0.18
3rd Quarter	46.53	42.74	43.29	0.18
4th Quarter	50.54	42.98	49.40	3.18

RLI common stock trades on the New York Stock Exchange under the symbol RLI. RLI has paid dividends for 158 consecutive quarters and increased dividends in each of the last 40 years. In December 2015 and 2014, RLI paid special cash dividends of $2.00 and $3.00 per share, respectively, to shareholders as of the record date. As of February 10, 2016, there were 818 registered holders of the Company’s common stock.

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P P&C Index.

		2010	2011	2012	2013	2014	2015

RLI	~~--------------~~	$100	151	147	232	255	334
S&P 500	••••••••••••••••	$100	102	118	157	178	181
S&P 500 P&C Index	— — —	$100	100	120	166	192	210

Assumes $100 invested on December 31, 2010, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 27.3%, S&P 500: 12.5%, and S&P 500 P&C Index: 16.0%.

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

(b) Not applicable.

(c) In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2015. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.    Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the 5 years ended December 31, 2015.

(amounts in thousands, except per share data and ratios)	2015	2014	2013		2012		2011

OPERATING RESULTS
Gross premiums written	$853,586	863,848	843,195		784,799		702,107
Consolidated revenue	$794,634	775,165	705,601		660,774		619,169
Net earnings	$137,544	135,445	126,255		103,346		126,598
Comprehensive earnings(1)	$89,935	170,801	119,112		129,191		147,931
Net cash provided from operating activities	$152,586	123,085	134,966		36,240	(8)	117,991	(8)

FINANCIAL CONDITION
Total investments and cash	$1,951,543	1,964,285	1,922,058		1,840,881		1,900,288
Total assets	$2,736,579	2,775,542	2,740,310		2,644,632		2,654,834
Unpaid losses and settlement expenses	$1,103,785	1,121,040	1,129,433		1,158,483		1,150,714
Total debt	$149,668	149,625	149,582 (7)		100,000		100,000
Total shareholders’ equity	$823,469	845,062	828,966		796,363		792,634
Statutory surplus(2)	$865,268	849,297	859,221		684,072		710,186

SHARE INFORMATION(3)
Net earnings per share:
Basic	$3.18	3.15	2.95		2.44		3.00
Diluted	$3.12	3.09	2.90		2.39		2.95
Comprehensive earnings per share:(1)
Basic	$2.08	3.97	2.79		3.04		3.51
Diluted	$2.04	3.90	2.74		2.99		3.45
Cash dividends declared per share:
Ordinary	$0.75	0.71	0.67		0.63		0.60
Special(4)	$2.00	3.00	1.50		2.50		2.50
Book value per share(4)	$18.91	19.61	19.29		18.73		18.73
Closing stock price(4)	$61.75	49.40	48.69		32.33		36.43
Stock Split			200%	(3)
Weighted average shares outstanding:
Basic	43,299	43,020	42,744		42,431		42,156
Diluted	44,131	43,819	43,514		43,160		42,869
Common shares outstanding	43,544	43,103	42,982		42,525		42,324

OTHER NON-GAAP FINANCIAL INFORMATION(5)(6)

Net premiums written to statutory surplus(2)	83%	83%	78%		87%		77%
GAAP combined ratio(6)	84.5	84.5	83.1		89.0		79.6
Statutory combined ratio(2)(6)	83.9	84.1	82.2		88.0		79.1	(9)

(1)	See note 1.P to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.
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

(4)

In 2015, RLI Corp. declared and paid a special cash dividend of $2.00 per share, which totaled $87.1 million. Special dividends were also declared and paid in each of the previous four years, totaling $129.3 million, $64.5 million, $106.3 million, and $105.8 million for 2014, 2013, 2012 and 2011, respectively. The special dividends produced corresponding decreases to book value per share and our stock price.

(5)	See page 36 for information regarding non-GAAP financial measures.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. As a specialty insurance company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our energy surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for the 20th consecutive year in 2015, averaging an 87.3 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty E&S insurance company, has also enhanced returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle, jewelry and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will end with the 2015 crop year due to the acquisition of the cedant. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions.

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

While rates generally improved in more recent years, many of our coverages experienced flat or declining prices in 2014 and 2015. Excess capital in the market impacted the rate environment, and 2015 represented the third consecutive year without a natural catastrophe significant to the industry. As a result, the insurance marketplace remains very competitive. Despite these challenges, we believe that our business model is geared to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

BUSINESS DEVELOPMENT

On November 3, 2015, we completed the sale of RLI Indemnity Company (RIC) to Clear Blue Financial Holdings, LLC for net sale proceeds of $7.5 million, primarily generated from the transfer of insurance licenses. RIC was sold as a “shell,” with all business and cash flows from the company being retained by RLI Insurance Group. At the time of the sale, RIC had minimal assets and written premium and was transferring all premium and loss cash flows to RLI Ins. through a 100 percent quota share reinsurance agreement. RLI Ins. will continue to reinsure all RIC bond and insurance liabilities that existed at the date of sale, adjust claims and service the remaining in-force polices and bonds until they terminate or are moved into RLI Ins.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company.

A more detailed discussion of the impact of these acquisitions and disposals is provided in note 13 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses on investments, general corporate expenses, debt costs and unconsolidated investee earnings.

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

LAE represents the cost involved in adjusting and administering losses from policies we issued. The LAE reserves are frequently separated into two components: allocated and unallocated. Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim or case. Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claim professional typically estimates this cost separately from the loss component in the case reserve. Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim. An example of ULAE would be the cost of an internal claim examiner to manage or investigate claims.

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2015, make a reasonable provision to meet our future obligations.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect our judgment as to estimation risk. We consider estimation risk by product and coverage within product, if applicable. A product with greater volatility and uncertainty has greater estimation risk. Products or coverages with higher estimation risk include, but are not limited to, the following characteristics:

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

The historical and prospective loss and ALAE estimates, along with the risks listed, are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors. The LRC approves all final decisions regarding changes in the initial loss and ALAE ratios.

Loss and LAE Reserve Estimation Process

A full analysis of our loss reserves takes place three times a year. The purpose of this analysis is to provide validation of our carried loss reserves. Estimates of the expected value of the unpaid loss and LAE are derived using actuarial methodologies. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2015.

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

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $794.6 million for 2015, compared to $775.2 million for 2014  and $705.6 million in 2013.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2015	2014	2013
Net premiums earned	$700,161	$687,375	$630,802
Net investment income	54,644	55,608	52,763
Net realized investment gains	39,829	32,182	22,036
Total consolidated revenue	$794,634	$775,165	$705,601

Consolidated revenue increased 3 percent in 2015, following a 10 percent increase in 2014 and a 7 percent increase in 2013. Premiums earned from insurance operations improved for each of the past three years, while investment income declined slightly during 2015, after posting a 5 percent increase in the prior year. Net premiums earned increased 2 percent in 2015, after advancing 9 percent in both 2014 and 2013. Excluding the impact of our exit from crop, net premiums earned increased 5 percent in 2015. Increased retentions and reduced reinsurance costs have each contributed to the improved results. We have a diverse portfolio of products, and a number of those have contributed to the growth in premium. Growth has been balanced between more mature product lines with  a longstanding presence in our portfolio and newer product initiatives which have been rolled out in recent years. The bulk of the growth during 2015 was attributable to our casualty and surety segments. On an overall basis, our businesses continue to operate in challenging market conditions. Excess capital remained in the marketplace during 2015, and yet another year of light catastrophe activity translated into lower rates and increased competition, in particular for excess and surplus (E&S) catastrophe coverages. While the pressure on pricing for primary coverages has challenged top line production, we have been able to offset this somewhat during our annual reinsurance renewals, through cost savings realized on all major casualty and property reinsurance treaties in each of the past three years. From an investment income perspective, revenues decreased by 2 percent in 2015. The decrease was primarily due to a smaller invested asset base for most of the year. Additionally, an increased allocation to municipal securities contributed to the decline. While yields are lower on a pretax basis, municipals often exhibit higher after-tax yields versus taxable alternatives. We recorded net realized investment gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activity was largely due to normal portfolio rebalancing, as well as raising cash to support special dividends paid in each of the last three years. Realized gains for 2015 also reflect a $6.7 million gain related to the sale of RIC, which occurred in the fourth quarter.

NET EARNINGS	Year ended December 31,
(in thousands)	2015	2014	2013
Underwriting income	$108,558	$107,019	$106,793
Net investment income	54,644	55,608	52,763
Net realized gains	39,829	32,182	22,036
Debt interest	(7,426)	(7,438)	(8,095)
Corporate expenses	(9,837)	(10,222)	(8,746)
Investees earnings	10,914	12,338	10,915
Pretax earnings	$196,682	$189,487	$175,666
Income tax expense	(59,138)	(54,042)	(49,411)
Net earnings	$137,544	$135,445	$126,255

Net earnings increased for the third consecutive year in 2015. Results for 2015 reflected both positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. Catastrophe losses were relatively light in 2015, with the absence of significant earthquake or hurricane activity benefiting earnings, much like in 2014 and 2013. Catastrophe losses over the past three years related primarily to spring and winter storms totaling $12.1 million, $7.2 million and $10.0 million, respectively. In total, underwriting income was $108.6 million in 2015, compared to $107.0 million in 2014 and $106.8 million in 2013. Results for each of these years reflect combined ratios below 85. Our ability to continue to produce underwriting income, at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate us from the broader insurance market by ensuring appropriate risk selection and pricing of both new and renewal business and can serve to slow the pace of deterioration in underwriting results. Since our products must be priced before the ultimate loss costs are known, it may take several years to know if pricing was adequate. Inadequate pricing may lead to adverse loss development in future periods. In 2015, we experienced $65.4 million in favorable development in prior accident years’ reserves, compared to favorable development of $64.8 million in 2014 and $72.5 million in 2013. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Operating earnings refers to net earnings excluding after-tax net realized gains. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate bonus targets. Bonus and profit sharing-related expenses attributable to the favorable reserve developments totaled $11.0 million, $10.6 million and $11.2 million for 2015, 2014 and 2013, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2015, 2014 and 2013 increases were $1.9 million, $1.1 million and $1.2 million, respectively, in reductions to bonus and profit-sharing earned due to losses associated with natural catastrophe activity.

Equity in earnings of unconsolidated investees totaled $10.9 million in 2015, $9.9 million of which was from Maui Jim. The combined effect of a loss on the sale of an asset and unfavorable foreign exchange results led to Maui Jim’s 16 percent decrease in earnings for 2015 compared to 2014. The remaining $1.0 million of equity in earnings of unconsolidated investees relates to our equity investment in Prime which increased from 2014 as a result of their growth and our additional investment in the company during the first quarter of 2015. Further discussion of the investment in Prime can be found in note 13 to the consolidated financial statements within Item 8, Financial Statement and Supplementary Data.

RLI INSURANCE GROUP

The insurance marketplace remains competitive across all of our segments. Excess capital continues to exist in our industry, whether from insurance carriers holding additional surplus, or non-traditional investors entering the marketplace. In 2015, the desire to deploy that capital led to a rise in merger and acquisition (M&A) activity in the insurance space. While the full impact of the recent M&A deals and consolidation within the industry will become evident over a longer horizon, the shorter term impact of excess capital has translated to increased competition for business. Another year without significant catastrophe activity in the U.S. has only added to these competitive pressures. On an overall basis, prices within our portfolio were flat in 2015, similar to the largely flat pricing trends seen in 2014. While relatively unchanged, the direction and magnitude of rate change has varied across our product portfolio. The most noteworthy pricing movements related to catastrophe exposed coverages in our property segment, which again experienced double-digit declines. Prices for these coverages continue to be impacted by abnormally low natural catastrophe activity and an abundance of capital in the market. We have experienced positive pricing trends for certain product lines elsewhere in our product portfolio, including transportation, marine and specialty personal coverages. Our top line declined 1 percent overall in 2015, largely due to our previously announced exit from crop reinsurance. Excluding the impact of crop, gross premiums written advanced 4 percent. The top line impact of crop is noteworthy as our crop reinsurance relationship was reduced for and ultimately ended with the 2015 crop year due to the acquisition of the cedant, though the impact on underwriting income was minimal. As expected, premiums from crop dropped to $9.4 million in 2015, from $50.3 million in 2014. Growth achieved during the year was balanced between mature lines in our portfolio, such as transportation and surety, and newer product initiatives, such as P&C package and our professional services group offerings. Expansion efforts and newer product initiatives over the past several years continued to play a significant role in premium production, and have accounted for approximately 20 percent of gross premiums written in each of the past three years. On a net basis, total premiums written increased 3 percent in 2015 and outpaced growth in gross premiums written largely due to cost savings realized on our 2015 reinsurance renewals. During the first half of 2015, we renewed all material reinsurance treaties which resulted in an $8.5 million reduction in ceded premiums from improved reinsurance rates, while some coverages were expanded. Excluding the impact of crop, net premiums written increased 6 percent. Net premium growth outpaced gross premiums written growth in 2014 and 2013, as well. In 2014 this result was also largely driven by cost savings realized on our annual reinsurance renewals, while the 2013 result was driven by increased retentions on certain casualty products where pricing trends were positive.

Our underwriting income and combined ratios are displayed in the following tables. Solid underwriting results were bolstered by relatively low levels of catastrophe losses and favorable development in prior accident years’ loss reserves in each of the last three years. The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN
(DIRECT & ASSUMED)	Year ended December 31,
(in thousands)	2015	2014	2013
Casualty	$519,670	$482,846	$456,953
Property	208,370	262,457	272,723
Surety	125,546	118,545	113,519
Total	$853,586	$863,848	$843,195

UNDERWRITING INCOME
(in thousands)	2015	2014	2013
Casualty	$46,263	$45,941	$55,592
Property	29,025	32,918	27,604
Surety	33,270	28,160	23,597
Total	$108,558	$107,019	$106,793

COMBINED RATIO	2015	2014	2013
Casualty	88.8	88.0	82.8
Property	83.1	83.4	86.2
Surety	71.5	73.8	77.9
Total	84.5	84.5	83.1

The following table further summarizes revenues by major coverage type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2015	2014	2013
CASUALTY
Commercial and personal umbrella	$104,598	$100,420	$85,532
General liability	81,213	80,820	81,427
Professional services	71,034	58,327	42,063
Commercial transportation	65,564	58,911	50,287
P&C package business	40,410	35,371	30,603
Executive products	17,892	18,915	19,123
Medical professional liability	12,292	15,943	8,626
Other casualty	19,245	13,398	6,361
Total	$412,248	$382,105	$324,022

PROPERTY
Commercial property	$75,749	$80,719	$76,939
Marine	47,016	49,235	57,122
Specialty personal	26,395	26,627	16,308
Property reinsurance	12,330	12,756	15,770
Crop reinsurance	9,358	28,293	31,421
Other property	76	146	2,581
Total	$170,924	$197,776	$200,141

SURETY
Miscellaneous	$42,372	$39,026	$38,131
Commercial	29,529	25,778	23,133
Contract	28,269	26,592	27,176
Energy	16,819	16,098	18,199
Total	$116,989	$107,494	$106,639
Grand total	$700,161	$687,375	$630,802

Casualty

Casualty gross premiums written of $519.7 million were up 8 percent in 2015, following an increase of 6 percent in 2014 and 17 percent in 2013. The majority of products within the segment posted top line growth, driven by a combination of rate and exposure changes. Growth was led by transportation, which advanced 27 percent to $91.2 million, following a 1 percent decline in 2014 and 56 percent growth in 2013. Transportation capitalized on increased opportunities to write new and returning business in 2015. Several former transportation accounts, which had previously left RLI in search of low cost carriers, returned in 2015 in favor of our service and claim handling capabilities. Improved pricing also benefited most transportation coverages, most notably for the public transportation class, which increased 8 percent. Our P&C package business and professional services group also made significant contributions to overall growth. P&C package premiums increased 14 percent in 2015, the third consecutive year of double digit growth. Pricing for these coverages was flat during 2015, after declining 4 percent in the prior year. Total gross premiums from this business were $47.9 million, $42.0 million and $37.0 million in 2015, 2014 and 2013, respectively. Our professional services group posted $80.2 million in gross premiums written, up 8 percent from the prior year. This follows significant growth achieved in both 2014 and 2013, which totaled 24 percent and 38 percent, respectively.

Umbrella gross premiums written increased 5 percent in 2015, with most of this being exposure driven growth from commercial accounts, which are predominantly excess coverage. Growth of 8 percent on a net written basis outpaced gross premium growth due largely to increased retentions in 2015. Pricing trends for commercial umbrella have been less favorable compared to recent years, as rates for these coverages leveled off after experiencing double digit increases in 2013. For general liability, gross premiums written increased 1 percent to $83.8 million. The slightly improved top line follows a period of flat premiums in 2014 and an 11 percent decline in 2013, which related to re-underwriting efforts on habitational business. Re-underwriting efforts in 2013 led to non-renewal of certain policies and rate increases on others which had a negative net effect on the top line. Prior to re-underwriting, the habitational component represented nearly 50 percent of general liability revenue. By the end of 2013, this percentage had declined to nearly 25 percent. The increased rates and improved mix of business has resulted in improved current accident year underwriting results in each of the past three years.

Net premium growth outpaced the growth achieved in gross premiums written in each of the last three years. The higher rate of growth in net premium during 2015 and 2014 was largely due to cost savings realized during our annual reinsurance renewals. In 2015, net premiums written advanced $39.6 million (10 percent) while gross premiums increased $36.8 million (8 percent). In 2014, net premiums written growth of $33.4 million (9 percent) outpaced growth in gross premiums written of $25.9 million (6 percent). For 2013, however, the bulk of the higher growth rate in net premium related to increased retentions during our 2013 reinsurance renewal. Given improved pricing on business we underwrite and overall volume growth, particularly in umbrella, we increased retentions on certain casualty products in 2013. Net premiums written advanced 28 percent in 2013, compared to 17 percent on a gross written basis.

Underwriting income for the casualty segment was $46.3 million in 2015, compared to $45.9 million in 2014 and $55.6 million in 2013. These results translated into combined ratios of 88.8, 88.0 and 82.8 for 2015, 2014 and 2013, respectively. Favorable development on prior accident years’ loss reserves totaled $45.7 million, $52.8 million and $61.8 million, for 2015, 2014 and 2013, respectively. In each of these years, actuarial studies indicated that cumulative experience attributable to many casualty coverages for mature accident years was lower than carried reserves due to favorable loss frequency and severity trends, resulting in the release of reserves. We believe these improved trends are due in part to the quality of our underwriters’ risk selection. In 2015, favorable development was experienced across multiple products. A majority of this favorable development was attributable to accident years 2006 through 2014, with more recent years representing a larger portion of the release. Similarly in 2014, favorable development was experienced across multiple products. Accident years 2007 through 2013 accounted for the majority of favorable experience in 2014. In 2013, favorable development was concentrated in accident years 2005 through 2012.

The segment’s loss ratio was 53.0 in 2015, compared to 52.1 in 2014 and 45.9 in 2013. Each year reflected varying degrees of favorable reserve development on prior accident years which benefited results. In 2013, modest rate increases, relatively benign loss cost inflation and an improved mix of business resulted in a reduction to the current accident year loss ratio of over 3 points. We maintained this level of current accident year loss ratio performance in 2015 and 2014. The expense ratio for the casualty segment was 35.8 in 2015, compared to 35.9 in 2014 and 36.9 in 2013. During each of these periods, we continued to invest in expansion and new product initiatives. Increased premium has resulted from these investments and provided for improved expense leverage and a lower trending expense ratio.

Property

Gross premiums written in the property segment decreased by 21 percent ($54.1 million) in 2015 after decreasing 4 percent in 2014 and 3 percent in 2013. The majority of this decrease related to our crop reinsurance business, which declined $40.9 million. As noted in previous filings, we expected reduced premiums as our crop reinsurance share was reduced for 2015 and expired at the end of the 2015 crop year due to the acquisition of the cedant. Excluding the impact of crop, gross premiums written in the property segment declined 6 percent. Increased competition and alternative capital continued to impact this segment, in particular for our E&S property coverages. Our commercial property business, which includes our fire and difference in conditions (DIC) products, declined for the third consecutive year as both primary and reinsurance pricing for these coverages continued to fall. We experienced double digit rate decreases for wind and earthquake exposed catastrophe coverages for the second consecutive year during 2015. Fire and DIC premiums for 2015 decreased 9 percent and 10 percent, respectively. Slightly offsetting this was an increase in gross premiums written from marine, which delivered modest top line growth after experiencing declines in each of the past two years. Improved pricing contributed to the growth in marine, as rates increased 2 percent. The premium declines in 2014 and 2013 were due to re-underwriting efforts on the cargo and inland marine lines, which included exiting certain unprofitable accounts and increasing rates on others. These efforts were successful, as marine achieved rate increases on retained business of 5 percent and 9 percent in 2014 and 2013, respectively. On an overall basis, marine premiums written in 2014 and 2013 were down 10 percent and 7 percent, respectively.

Other products which contributed to the premium decline in the property segment included our recreational vehicles product (RV) and our other property reinsurance program. Premiums from RV were down 16 percent in 2015 to $13.4 million. Since its launch at the end of 2012, gross premiums written from recreational vehicles were $16.1 million in 2014 and $11.5 million in 2013. The decrease in this book was due to re-underwriting efforts initiated in the latter part of 2014 in response to heightened loss activity. Re-underwriting efforts have included filed rate changes and implementation of coverage restrictions, as well as termination of some producers. As a result of these efforts, we obtained a 14 percent rate increase on retained business. For other property reinsurance programs, excluding crop reinsurance, gross premiums declined slightly to $12.8 million, down from $13.1 million in 2014 and $16.1 million in 2013. A majority of business assumed in our other property reinsurance program is catastrophe exposed and is viewed as complementary and diversifying for our catastrophe strategy employed within our commercial property product. Where experience is adverse or pricing is deemed inadequate, as occurred in 2015, 2014 and 2013, underperforming or underpriced accounts are non-renewed. These results include premiums from our facultative reinsurance unit, which we discontinued during the third quarter of 2015 as a result of challenging market conditions. The overall impact of our exit from this book is minimal, as our facultative reinsurance operations generated gross premiums written of $3.5 million, $5.9 million and $9.1 million for 2015, 2014 and 2013, respectively.

Underwriting income was $29.0 million in 2015, compared to $32.9 million in 2014 and $27.6 million in 2013. The segment’s results translated into combined ratios of 83.1, 83.4 and 86.2 for 2015, 2014 and 2013, respectively. These results reflect relatively small amounts of catastrophe losses, as no significant hurricane or earthquake activity has occurred during the past three years. Each of these periods were impacted, however, by seasonal storm losses. Results for 2015 included $11.8 million in losses from winter and spring storms, and favorable development on prior accident years’ reserves, mainly from marine, which served to offset these losses. Favorable development improved underwriting results for the segment by $11.8 million. Positive underwriting performance from a current accident year standpoint is reflected in 2015 results, due in part to continued improvement from marine. The exit from crop did not have a significant impact from an underwriting income standpoint.

Results for 2014 included $4.7 million in spring storm losses and $0.3 million in losses related to earthquake activity in Napa Valley. Favorable development on prior accident years’ reserves, primarily from marine, partially offset these losses and improved underwriting results for the segment by $1.1 million. Results were positive from a current accident year standpoint, as re-underwriting efforts on marine and other assumed coverages led to a nearly 3 point improvement in the current accident year loss ratio. Results for 2013 included $9.9 million in losses from spring storms, but were devoid of hurricane losses. In addition, results for 2013 were negatively impacted by increased loss activity on marine property coverages, specifically cargo and inland marine. Underwriting actions were taken to increase rates across both coverages, as well as exiting certain underperforming accounts. These adverse items were partially offset by $7.3 million of favorable development on prior accident years’ reserves and lower losses from our commercial fire business. Approximately half of the favorable development related to reductions in prior years’ hurricane reserves, with the remainder attributed to continued positive emergence on marine coverages.

The segment’s loss ratio was 40.9 in 2015 compared to 45.3 in 2014 and 48.1 in 2013. The improved result for 2015 related to the increased benefit from favorable development on prior years’ reserves. Results for 2014 reflected the aforementioned 3 point improvement in the current accident year loss ratio. The expense ratio for the property segment was 42.2 in 2015 compared to 38.1 in 2014 and 2013. The increased expense ratio for 2015 was driven largely by shifts in product mix within the segment, specifically with regard to crop, which carries a very low acquisition expense rate. The overall decline in earned premium also contributed to the higher expense ratio in 2015.

Surety

Gross premiums written for surety increased 6 percent in 2015, after increasing 4 percent in 2014 and being flat in 2013. While new entrants continue to impact this market, our underwriters have been able to find opportunities for growth, including through organic growth from our existing client base. The majority of products within the segment achieved premium growth, led by miscellaneous surety, our largest product line within the book. Miscellaneous surety increased 9 percent to $44.3 million in 2015, following a 6 percent increase in 2014 and a slight decline in 2013. Energy and commercial surety also contributed solid top line performance, up 8 percent and 7 percent, respectively. For energy surety, the improved result for 2015 followed declines posted in both 2014 and 2013. Falling energy prices over the last three years and M&A activity in the industry have continued to impact this business and pressure premium production. In 2015, however, we were able to take advantage of opportunities provided by industry consolidation and increase our top line. The increase for commercial surety represents continued growth, after increasing 15 percent in 2014 and 4 percent in 2013. Slightly offsetting this growth, our contract surety book declined 2 percent in 2015. Contract surety achieved modest top line growth in 2014 and 2013.

Underwriting income totaled $33.3 million in 2015, compared to $28.2 million in 2014 and $23.6 million in 2013. The segment’s results translated into combined ratios of 71.5, 73.8 and 77.9 for 2015, 2014 and 2013, respectively. Underwriting performance for each of these years reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. From a current accident year standpoint this segment has continued to deliver strong performance. Excluding the impact of favorable development in prior years’ reserves, the combined ratio for each of the past three years has been in the low 80s.

The segment’s loss ratio was 9.2 in 2015, compared to 7.3 in 2014 and 13.8 in 2013. While all three years benefited from favorable development in prior years’ reserves, the amount in 2015 was $3.0 million lower than in 2014. This decrease drove the slightly higher loss ratio in 2015. Similarly, the higher loss ratio in 2013 also reflected a smaller amount of favorable prior years’ reserve development. In addition to the reserve development, results for 2014 were also impacted by $1.3 million of reinsurance reinstatement premium related to unfavorable development on prior years’ surety reserves. The expense ratio for the segment was 62.3 in 2015, compared to 66.5 in 2014 and 64.1 in 2013. The decrease in 2015 was due to the combined effect of shifts in mix toward products with lower acquisition expense rates and improved leveraging of our expense base. In addition, the above-mentioned reinstatement premium contributed to a higher expense ratio in 2014.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2015, net investment income decreased by 2 percent. The decrease was primarily due to a smaller invested asset base for most of the year. Additionally, an increased allocation to municipal securities contributed to the decline. While yields are lower on a pretax basis, municipals often exhibit higher after-tax yields versus taxable alternatives. The average annual yields on our investments were as follows for 2015, 2014 and 2013:

	2015	2014	2013
PRETAX YIELD
Taxable (on book value)	3.42%	3.58%	3.66%
Tax-exempt (on book value)	2.75%	2.79%	2.70%
Equities (on fair value)	2.94%	2.83%	2.95%

AFTER-TAX YIELD
Taxable (on book value)	2.22%	2.33%	2.38%
Tax-exempt (on book value)	2.61%	2.64%	2.56%
Equities (on fair value)	2.51%	2.43%	2.53%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities are subject to our corporate tax rate of 35.0 percent, our tax-exempt municipal securities are subject to a tax rate of 5.3 percent and our dividend income is generally subject to a tax rate of 14.2 percent. During 2015, the average after-tax yield on the taxable fixed income portfolio declined to 2.2 percent from 2.3 percent in 2014, while the average after-tax yield on the tax-exempt portfolio decreased slightly.

Despite bond prices falling slightly over the course of 2015, the fixed income portfolio increased by $43.0 million during the year as the majority of operating cash flows were used for fixed income purchases. During 2015, the portfolio experienced net realized gains of $10.8 million and ended 2015 with net unrealized gains of $20.0 million. The tax-adjusted total return on a mark-to-market basis was 2.5 percent. During 2015, our equity portfolio decreased by $35.2 million to $375.4 million.

During 2015, our equity portfolio experienced net realized gains of $22.1 million and ended 2015 with net unrealized gains of $173.0 million. The total return for the year on the equity portfolio was -2.6 percent.

Our investment results for the last five years are shown in the following table:

						Tax
						Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net	Net Realized	Unrealized	Avg.	Avg.
	Invested	Investment	Gains	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	(Losses) (3)	(3)(4)	Assets	Assets
2011	1,851,654	63,681	17,036	32,855	6.1%	6.3%
2012	1,870,584	58,831	25,372	39,855	6.6%	6.9%
2013	1,881,470	52,763	22,036	(10,923)	3.4%	3.7%
2014	1,943,172	55,608	32,182	55,180	7.4%	7.7%
2015	1,957,914	54,644	39,829	(71,049)	1.2%	1.5%
5-yr Avg.	$1,900,959	$57,105	$27,291	$9,184	4.9%	5.2%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $39.8 million in net investment gains in 2015. Included in this number is $22.1 million in net realized gains in the equity portfolio, $10.8 million in net realized gains in the fixed income portfolio and $6.9 million in other net realized losses related to the sale of RIC. In 2014, we realized $32.2 million in net investment gains. Included in this number is $29.5 million in net realized gains in the equity portfolio, $4.0 million in net realized gains in the fixed income portfolio and $1.3 million in other net realized losses. In 2013, we realized $22.0 million in net investment gains. We realized $21.5 million in net realized gains in the equity portfolio, $1.3 million in net realized gains in the fixed income portfolio and $0.8 million in other net realized losses.

We regularly evaluate the quality of our investment portfolio. When we determine that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We did not recognize any OTTI losses during 2015, 2014 or 2013.

As of December 31, 2015, we held 6 securities in our equity portfolio that were in unrealized loss positions. The total unrealized loss on these securities was $1.5 million. With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 472 positions at an unrealized loss as of December 31, 2015. Of these 472 securities, 44 have been in an unrealized loss position for 12 consecutive months or longer and represent $5.4 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2015.

INVESTMENTS

We maintain a diversified investment portfolio with an 80 percent fixed income and 20 percent equity target. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical equity allocation. As of December 31, 2015, the portfolio had a fair value of $2.0 billion, a decrease of $12.7 million from the end of 2014.

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

As of December 31, 2015, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or
	Amortized		Unrealized	% of Total
Asset Class	Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$43,597	$43,543	$(54)	2.2%	AAA
U.S. agency	15,481	15,740	259	0.8%	AAA
Non-U.S. govt & agency	5,035	4,478	(557)	0.2%	BBB+
Agency MBS	250,060	254,892	4,832	13.1%	AAA
ABS/CMBS**	91,559	91,948	389	4.7%	AAA
Corporate	523,351	517,109	(6,242)	26.5%	BBB+
Municipal	589,073	610,400	21,327	31.3%	AA
Total fixed income	$1,518,156	$1,538,110	$19,954	78.8%	AA-
Equities	$202,437	$375,424	$172,987	19.2%
Short-term investments	$6,262	$6,262	$—	0.3%
Other invested assets	20,666	20,666	—	1.1%
Cash	11,081	11,081	—	0.6%
Total portfolio	$1,758,602	$1,951,543	$192,941	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 79 percent of our total 2015 portfolio compared to 76 percent in 2014. As of December 31, 2015, the fair value of our fixed income portfolio consisted of 34 percent AAA-rated securities, 31 percent AA-rated securities, 17 percent A-rated securities, 12 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 17 percent AAA-rated securities, 45 percent AA-rated securities, 22 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2014.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2015, our fixed income portfolio’s duration was 5.1 years.

Our equity portfolio had a fair value of $375.4 million at December 31, 2015, entirely classified as available-for-sale. Equities comprised 19 percent of our total 2015 portfolio, down from 21 percent in 2014. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a focus on dividend income. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2015, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$51,644	$7,639	$—	$—	$—	$—	$59,283
Non-U.S. government & agency	—	—	—	4,478	—	—	4,478
Corporate - financial	—	9,127	105,490	58,595	9,477	—	182,689
All other corporate	5,101	13,941	88,039	109,381	82,801	—	299,263
Corporate financial - private placements	—	—	11,459	2,139	—	—	13,598
All other corporate - private placements	—	4,999	9,821	6,739	—	—	21,559
Municipal	116,446	443,824	45,174	—	—	4,956	610,400
Structured:
GSE - RMBS	$219,305	$—	$—	$—	$—	$—	$219,305
Non-GSE RMBS - prime	—	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—	—
ABS - utility	7,715	—	—	—	—	—	7,715
ABS - credit cards	8,778	—	—	—	—	—	8,778
ABS - auto loans	20,687	—	—	—	—	—	20,687
All other ABS	7,718	1,245	—	—	—	—	8,963
GSE - CMBS	35,587	—	—	—	—	—	35,587
CMBS	45,805	—	—	—	—	—	45,805
CDOs/CLOs	—	—	—	—	—	—	—
Total	$518,786	$480,775	$259,983	$181,332	$92,278	$4,956	$1,538,110

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2015
Planned amortization class	$42,548	$42,479	17%
Sequential	35,988	35,587	14%
Pass-throughs	171,524	176,826	69%
Total	$250,060	$254,892	100%

2014
Planned amortization class	$41,231	$41,320	16%
Sequential	21,812	21,645	8%
Pass-throughs	193,400	201,503	76%
Total	$256,443	$264,468	100%

Our allocation to agency mortgage-backed securities totaled $254.9 million as of December 31, 2015. MBS represented 17 percent of the fixed income portfolio compared to $264.5 million or 18 percent of that portfolio as of December 31, 2014.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2015, all of the securities in our MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2015, the MBS portfolio contained 69 percent of pure pass-throughs compared to 76 percent as of December 31, 2014. An additional 17 percent of the MBS portfolio was invested in planned amortization class CMOs (PACs), up from 16 percent in 2014. CMO PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2015
CMBS	$45,289	$45,805	50%
Auto	20,796	20,687	23%
Business	1,246	1,245	1%
Equipment	7,749	7,718	8%
Utility	7,797	7,715	8%
Credit card	8,682	8,778	10%
Total	$91,559	$91,948	100%

2014
CMBS	$88,509	$89,748	66%
Auto	17,266	17,265	13%
Business	1,493	1,479	1%
Equipment	3,030	3,015	2%
Utility	11,402	11,417	9%
Credit card	12,194	12,380	9%
Total	$133,894	$135,304	100%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans and residential or commercial mortgages. As of December 31, 2015, ABS/CMBS investments were $91.9 million (6 percent) of the fixed income portfolio, compared to $135.3 million (9 percent) as of December 31, 2014. All but one security in the ABS/CMBS portfolio was rated AAA as of December 31, 2015. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. All of our collateralized securities carry the highest credit rating by one or more major rating agency and continue to pay according to contractual terms. We had $2.2 million in unrealized losses in these asset classes as of December 31, 2015.

Municipal Fixed Income Securities

As of December 31, 2015, municipal bonds totaled $610.4 million (40 percent) of our fixed income portfolio, compared to $481.4 million (32 percent) as of December 31, 2014. We actively increased our holdings in the sector upon completion of a strategic asset allocation review in the middle part of the year. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2015, approximately 47 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 53 percent were revenue based. Ninety-two percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2015, our corporate debt portfolio totaled $517.1 million (34 percent) of the fixed income portfolio compared to $562.7 million (38 percent) as of December 31, 2014. Our allocation to the corporate debt portfolio decreased during the year as we rotated toward municipals.  The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. The corporate debt portfolio has an overall quality rating of BBB+, diversified among 499 issues.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2015, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	unrealized
(in thousands)	Cost	Fair Value	Gains	losses
Bonds:
Corporate - financial	$181,131	$182,689	$4,558	$(3,000)
All other corporate	307,950	299,263	3,103	(11,790)
Financials - private placements	12,969	13,598	629	—
All other corporate - private placements	21,301	21,559	275	(17)
Total	$523,351	$517,109	$8,565	$(14,807)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2015, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,529	$9,643
Due after one year through five years	275,198	276,100
Due after five years through 10 years	565,477	572,675
Due after 10 years	326,333	332,852
Mtge/ABS/CMBS*	341,619	346,840
Total fixed income	$1,518,156	$1,538,110

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2015, our equity portfolio totaled $375.4 million (19 percent) of the investment portfolio, compared to $410.6 million (21 percent) as of December 31, 2014. Our common stock portfolio decreased through some minor rebalancing into fixed income but in large part to the decline in equity prices over the course of the year. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell

1000 Index, the S&P 500 Index, and the S&P 500 Utilities Index. No one fund makes up more than 50 percent of the ETF allocation, and the philosophy mirrors that of the actively managed equity portfolio, with a preference for dividend income and lower anticipated volatility than the market (as measured by the S&P 500). Additionally, we own two diversified energy ETF securities. We did not recognize any impairment losses in the equity portfolio during 2015 or 2014.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2015, including fair value, cost basis and unrealized gains and losses:

				Net
			% of Total	Unrealized
(in thousands)	Cost Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$8,335	$20,325	5.4%	$11,990
Consumer staples	13,595	32,201	8.6%	18,606
Energy	10,750	19,570	5.2%	8,820
Financials	29,368	48,344	12.9%	18,976
Healthcare	4,115	22,335	5.9%	18,220
Industrials	15,347	29,870	8.0%	14,523
Information technology	14,740	28,054	7.5%	13,314
Materials	2,220	6,090	1.6%	3,870
Telecommunications	3,869	10,708	2.9%	6,839
Utilities	28,892	47,724	12.6%	18,832
ETFs	71,206	110,203	29.4%	38,997
Total	$202,437	$375,424	100.0%	$172,987

INTEREST AND CORPORATE EXPENSE

We incurred $7.4 million of interest expense on outstanding debt during 2015, compared to $7.4 million in 2014 and $8.1 million in 2013. We completed a public debt offering in October 2013, issuing $150.0 million in senior notes, and used a portion of the proceeds to repay $100.0 million in senior notes that were originally set to mature in January 2014. Due to the timing of the transaction settlements associated with the new debt issuance and repayment of the 2014 notes, our weighted average debt balance was slightly higher in 2013, resulting in the higher interest expense. At December 31, 2015, 2014 and 2013, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2015, 2014 and 2013, we exceeded the required return, resulting in the accrual of executive bonuses. Excluding this variable component tied to performance, other general corporate expenses were relatively flat in 2015 compared to 2014.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company, and as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2015, we recorded $9.9 million in earnings from this investment compared to $12.0 million in 2014 and $10.9 million in 2013. Sunglass sales were down 2 percent in 2015, after increasing 14 percent in 2014 and 6 percent in 2013. A loss on the sale of an asset and unfavorable foreign exchange results also led to Maui Jim’s decrease in earnings for 2015 compared to 2014.

In 2014 and 2013, we received dividends from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, and excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. In 2015, we recorded $1.0 million in investee earnings from this investment compared to $0.3 million in 2014. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015, compared to $10.2 million of gross premiums written and $5.3 million of net premiums earned during 2014.

INCOME TAXES

Our effective tax rates were 30.1 percent, 28.5 percent and 28.1 percent for 2015, 2014 and 2013, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2015 due largely to reduced tax benefits associated with dividends paid to our Employee Stock Ownership Plan (ESOP) and received from our unconsolidated investees.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Special dividends paid to the ESOP in 2015, 2014 and 2013 resulted in tax benefits of $2.5 million, $3.6 million and $1.7 million, respectively. These tax benefits reduced the effective tax rate for 2015, 2014 and 2013 by 1.2 percent, 1.9 percent and 1.0 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2014 and 2013, we received a $6.6 million and $13.2 million dividend from Maui Jim, respectively. No dividend was received from any unconsolidated investee in 2015. In accordance with GAAP guidelines on income taxes, we recognized a $1.8 million and $3.7 million tax benefit for 2014 and 2013. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 1.0 percent and 2.1 percent reduction to the 2014 and 2013 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

In addition, our pretax earnings in 2015 included $25.1 million of investment income that is partially exempt from federal income tax, compared to $25.3 million and $24.5 million in 2014 and 2013, respectively.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to us. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $805.9 million at December 31, 2015, from $785.9 million as of December 31, 2014. This reflects incurred losses of $299.0 million in 2015 offset by paid losses of $279.0 million compared to incurred losses of $296.6 million offset by $285.2 million paid in 2014. The overall increase in our net loss and LAE reserves between 2015 and 2014 was small, but there were changes by segment as discussed in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) were both subject to the same influences that affected net reserves and behaved similarly. Total gross and ceded loss and LAE reserves decreased to $1.10 billion and $297.8 million, respectively, at December 31, 2015, from $1.12 billion and $335.1 million, respectively, at December 31, 2014.

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

(in thousands)	2015	2014	2013
Operating cash flows	$152,586	$123,085	$134,966
Investing cash flows (uses)	(60,597)	22,771	(101,932)
Financing cash flows (uses)	(111,528)	(154,705)	(37,879)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2015, the majority of cash flows were used in financing activities, due largely to the payment of special dividends. Financing cash flows noted in the above table include special dividends totaling $87.1 million, $129.3 million and $64.5 million for 2015, 2014 and 2013, respectively. In 2013, cash flows also reflect a net financing cash inflow related to our public debt offering.

We have entered into certain contractual obligations that require us to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2015.

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$294,578	$421,239	$200,143	$187,825	$1,103,785
Long-term debt	—	—	—	150,000	150,000
Operating leases	4,487	7,072	4,842	5,267	21,668
Total	$299,065	$428,311	$204,985	$343,092	$1,275,453

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $297.8 million at December 31, 2015, compared to $335.1 million in 2014.

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

At December 31, 2015, we had cash, short-term investments and other investments maturing within one year of approximately $27.0 million and an additional $276.1 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the year ended December 31, 2015, no amounts were outstanding on the revolving line of credit.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. According to our current membership, aggregate borrowing capacity is approximately $35 million at year end. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2015, no amounts were outstanding with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have generated positive operating cash flow for more than 30 consecutive years. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 20 consecutive years.

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
Acquisitions
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2015, our portfolio had a carrying value of $2.0 billion. Portfolio assets at December 31, 2015, decreased by $12.7 million, or 1 percent, from December 31, 2014.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2015, 46 percent of our shareholders’ equity was invested in equities, compared to 49 percent at December 31, 2014 and 51 percent at December 31, 2013.

The fixed income portfolio is structured to meet policyholder obligations and optimize the generation of after-tax investment income and total return.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2015, our capital structure consisted of $149.7 million in 10-year maturity senior notes (long-term debt) and $823.5 million of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2015.

In December 2012, we filed a universal shelf registration statement with the SEC for the potential offering and sale of securities, including debt and equity securities. The shelf registration facilitated our $150.0 million public debt offering completed in October 2013 and expired in December 2015.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2015, our holding company had $823.5 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.2 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2015, 2014 and 2013, our principal insurance subsidiary paid ordinary dividends totaling $125.0 million, $185.0 million and $40.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. No extraordinary dividends were paid in 2015, 2014 or 2013. As of December 31, 2015, $58.2 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

Our 159th consecutive dividend payment was declared in February 2016 and will be paid on March 18, 2016, in the amount of $0.19 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2016

The insurance and reinsurance industry is poised to record an underwriting profit in 2015 for the third consecutive year, benefitting from low catastrophe activity, continued favorable reserve releases and generally benign loss cost trends. This profitability has attracted capital to the industry from traditional carriers looking to deploy capital generated from their businesses and from newer sources such as pension funds. These alternative capital providers are attracted to the industry’s current margins as well as the perceived diversification of returns relative to traditional investments. We believe that economic conditions and market dynamics the insurance industry experienced in 2015 will largely continue in 2016.

As the overall underwriting environment continues to perform well by historical standards, there are pockets of stress in particular lines of business that we anticipate will continue in 2016. For example, in the personal and commercial auto markets, increased loss activity and inadequate reserving have impacted a number of market participants. This market is also adjusting to new competitive dynamics and trends that may put long-term pressure on the insurance industry, such as the growth of ride-sharing services and technological advancements. Similarly, the property catastrophe market has been challenged by pricing declines over the last several years. The influx of alternative capital and lack of material catastrophe events have led to lower prices over the last three years, and we expect that soft pricing trend to continue in 2016.

Broader economic conditions are expected to have varied impacts on RLI and the market in 2016. The economy has been growing at a slow pace over the last several years, a trend largely forecasted to continue. Mediocre economic growth will temper the ability of the industry to grow premium volume. Particular subsets of the economy are poised to benefit from recent trends such as an increase in miles driven as a result of an improving economy and lower gas prices, or continued growth in construction activity. On the other hand, the energy sector is being negatively impacted by the decline in oil prices. Given our varied exposure to multiple areas of the U.S. economy, including customers in the transportation, construction and energy industries, we expect growth to be challenging.

Our business model is well suited to deal with difficult or uncertain market conditions. In particular, we remain well-diversified across products, industries and geographies. Our underwriters are empowered to navigate changing market conditions in a decentralized manner and incentivized to maximize profits, particularly by eschewing growth when market conditions warrant restraint. We expect to continue making investments in hiring underwriters and entering new product markets. Specific details regarding our insurance segments follows.

CASUALTY

We expect some overall growth from the casualty segment. This segment includes a number of diverse products that are subject to unique market conditions and changing profit opportunities, so growth rates among products will vary. While we do not expect transportation to grow at the same pace as 2015, some growth is likely to occur as we focus on superior underwriting and claim services. The E&S excess casualty book has benefited from decreased competition over the last couple of years, a trend we do not expect to last. With carriers and managing general agencies reentering the market in search of premium, individually underwritten standalone casualty business will be pressured to relax underwriting standards. We recently added underwriters to focus on additional classes of business in the E&S casualty group, but expect measured growth from these opportunities. Package business has the potential for growth as we expand certain products and classes geographically. Growth in these products will be slow in 2016 as we begin to establish new relationships across the country and customize coverages. Rate change was flat for the casualty segment in 2015, and we see no signs of improvement in 2016.

We should continue to achieve positive rate in our commercial auto business as industry trends allow, but our construction based business will be more pressured for rate decreases due to a higher level of competition. Overall moderate growth is expected for the segment.

PROPERTY

The property segment will have another challenging year in 2016. With no material catastrophe losses in the industry, rates on those exposures will continue to decrease while terms and conditions will be under pressure. In marine, recent re-underwriting efforts were completed in 2015, positioning this business to achieve profitable growth in 2016. Although some marine classes have recorded five consecutive years of slight rate increases, ongoing rate increases in 2016 will be challenging. We continue to adjust the recreational vehicle book to attain profitability. Since we implemented a rate increase and revised our claim handling processes, we have seen premium shrink and this trend will likely continue. Finally, gross written premium of $9.4 million of crop reinsurance and $3.5 million of facultative reinsurance in 2015 will not be available given the previously discussed termination of these businesses. While the top line will likely decrease for all of these reasons, the overall property segment should remain profitable, assuming normal catastrophe experience.

SURETY

Although the surety segment remains very competitive, we believe this segment will experience modest growth in 2016. Continued investments in technology and expansion of marketing initiatives will drive continued organic growth, while modest economic growth will provide a slight tailwind. The recent decline in oil prices could potentially hamper these trends, which increases underwriting risk as well as pressure on our energy surety customers. Although overall economic growth trends have been favorable, there is a chance that premium growth will be hampered by slowing conditions. There is also a risk that certain credit-related exposures related to our commercial and contract surety business will become more challenging under such circumstances.

INVESTMENTS

Global macroeconomic influences brought higher levels of volatility to U.S. capital markets in 2015. A stronger U.S. dollar and the commodity complex in decline were central themes of the year and had a widespread impact on the global economy. Monetary policy in the U.S. was partly responsible for relative currency weakness abroad as the Federal Reserve began a process to tighten policy and raise rates in the fourth quarter of the year. While much anticipated, the move to lift the Fed Funds target rate has created some uncertainty around the sustainability of the domestic recovery, which stands as one of the shallowest on record. Despite GDP growth of around 2 percent, the labor market has continued to heal with recent reports outlining positive additions to payrolls and an unemployment rate nearing a full reading. Slow growth and low inflation were major influences on Treasury yields that continue to underperform the expectations for higher rates. The bellwether 10 year Treasury yield ended 2015 at 2.27 percent, up 0.10 percent from year end 2014. Stocks and corporate bonds struggled in the second half of the year and exhibited greater volatility than in recent memory. High yield bonds have been trading at recession-like levels and were highly levered to the price of oil in 2015. The current environment has the potential to derail the Federal Reserve’s monetary policy plan for a higher Fed Funds rate in 2016 although we have anticipated a slower process for policy to normalize for some time. We believe that lower input and gasoline prices can be stimulative and that a consistently positive jobs report offers a constructive backdrop for the U.S. to lead world growth in the near term.

Our portfolio handled 2015 in stride, with a low, but positive total return. Municipals were well equipped to cushion against wider credit spreads in other fixed income sectors and were a principal contributor to strong relative returns in our bond portfolio. The equity portfolio can be characterized by lower beta, value-oriented names with a preference for dividend income. This strategy struggled to keep up with higher growth names in 2015 and stocks broke with their recent trend of a meaningful contribution to book value growth.

Our investment focus remains on supporting year-to-year operations through current income and contributing to long-term growth in book value in surplus assigned strategies like equities. We do not expect the yield environment to change significantly in the first half of 2016 and any potential for higher levels of investment income will be most acutely influenced by a larger invested asset base over the course of the year.

PROSPECTIVE ACCOUNTING STANDARDS

Prospective accounting standards are those which we have not implemented because the implementation date has not yet occurred. For a discussion of relevant prospective accounting standards, see note 1.D. to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2015 and 2014, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for nearly ten years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2015. Listed on each table is the December 31, 2015, fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we sold our remaining trading securities during 2013. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2015, our fixed income portfolio had a fair value of $1.5 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2015, levels with all other variables held constant. Such scenarios would result in decreases in the fair value of the fixed income portfolio of $87.1 million and $170.3 million, respectively.

As of December 31, 2015, our equity portfolio had a fair value of $375.4 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $32.3 million and $64.6 million, respectively.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

TABLE 1

Effect of a 100-basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/15 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,538,110	$(87,073)	$—
Equity securities	375,424	—	(32,289)
Total non-trading	$1,913,534	$(87,073)	$(32,289)

TABLE 2

Effect of a 200-basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/15 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,538,110	$(170,344)	$—
Equity securities	375,424	—	(64,578)
Total non-trading	$1,913,534	$(170,344)	$(64,578)

TABLE 3

Effect of a 100-basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/15 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,538,110	$86,478	$—
Equity securities	375,424	—	32,289
Total non-trading	$1,913,534	$86,478	$32,289

TABLE 4

Effect of a 200-basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/15 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,538,110	$148,465	$—
Equity securities	375,424	—	64,578
Total non-trading	$1,913,534	$148,465	$64,578

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2015	2014
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,518,156 in 2015 and $1,448,204 in 2014)	$1,538,110	$1,495,087
Equity securities available-for-sale, at fair value (cost - $202,437 in 2015 and $193,535 in 2014)	375,424	410,642
Short-term investments, at cost which approximates fair value	6,262	16,339
Other invested assets	20,666	11,597
Cash	11,081	30,620
Total investments and cash	$1,951,543	$1,964,285
Accrued investment income	$14,878	$14,629
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $14,898 in 2015 and $14,245 in 2014	143,662	154,573
Ceded unearned premiums	52,833	53,961
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,885 in 2015 and $13,049 in 2014	297,844	335,106
Deferred policy acquisition costs, net	69,829	65,123
Property and equipment, at cost, net of accumulated depreciation of $38,447 in 2015 and $34,365 in 2014	47,102	42,549
Investment in unconsolidated investees	70,784	60,046
Goodwill and intangibles	71,294	72,695
Other assets	16,810	12,575
Total assets	$2,736,579	$2,775,542

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,103,785	$1,121,040
Unearned premiums	422,094	401,412
Reinsurance balances payable	37,556	38,013
Funds held	54,254	51,481
Income taxes - deferred	63,993	82,285
Bonds payable, long-term debt	149,668	149,625
Accrued expenses	55,742	63,148
Other liabilities	26,018	23,476
Total liabilities	$1,913,110	$1,930,480

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,474,342 shares in 2015 and 66,032,929 shares in 2014, and outstanding 43,544,128 shares in 2015 and 43,102,715 shares in 2014)	$66,474	$66,033
Paid in capital	221,345	213,737
Accumulated other comprehensive earnings, net of tax	123,774	171,383
Retained earnings	804,875	786,908
Deferred compensation	10,647	13,769
Treasury stock, at cost (22,930,214 shares in 2015 and 2014)	(403,646)	(406,768)
Total shareholders’ equity	$823,469	$845,062
Total liabilities and shareholders’ equity	$2,736,579	$2,775,542

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net premiums earned	$700,161	$687,375	$630,802
Net investment income	54,644	55,608	52,763
Net realized gains	39,829	32,182	22,036
Consolidated revenue	$794,634	$775,165	$705,601
Losses and settlement expenses	$299,045	$296,609	$259,801
Policy acquisition costs	241,078	229,283	210,651
Insurance operating expenses	51,480	54,464	53,557
Interest expense on debt	7,426	7,438	8,095
General corporate expenses	9,837	10,222	8,746
Total expenses	$608,866	$598,016	$540,850
Equity in earnings of unconsolidated investees	10,914	12,338	10,915
Earnings before income taxes	$196,682	$189,487	$175,666
Income tax expense:
Current	$52,104	$48,596	$43,346
Deferred	7,034	5,446	6,065
Income tax expense:	$59,138	$54,042	$49,411
Net earnings	$137,544	$135,445	$126,255

Other comprehensive earnings (loss), net of tax	(47,609)	35,356	(7,143)
Comprehensive earnings	$89,935	$170,801	$119,112

Basic:
Net earnings per share	$3.18	$3.15	$2.95
Comprehensive earnings per share	$2.08	$3.97	$2.79

Diluted:
Net earnings per share	$3.12	$3.09	$2.90
Comprehensive earnings per share	$2.04	$3.90	$2.74

Weighted average number of common shares outstanding
Basic	43,299	43,020	42,744
Diluted	44,131	43,819	43,514

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2013	42,525,248	$796,363	$65,455	$202,535	$143,170	$778,202	$11,106	$(404,105)
Net earnings	—	$126,255	$—	$—	$—	$126,255	$—	$—
Other comprehensive earnings (loss), net of tax	—	(7,143)	—	—	(7,143)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	456	(456)
Stock option excess tax benefit	—	6,310	—	6,310	—	—	—	—
Exercise of stock options	457,176	318	458	(140)	—	—	—	—
Dividends paid ($2.17 per share)	—	(93,137)	—	—	—	(93,137)	—	—
Balance, December 31, 2013	42,982,424	$828,966	$65,913	$208,705	$136,027	$811,320	$11,562	$(404,561)
Net earnings	—	$135,445	$—	$—	$—	$135,445	$—	$—
Other comprehensive earnings (loss), net of tax	—	35,356	—	—	35,356	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	2,207	(2,207)
Stock option excess tax benefit	—	1,766	—	1,766	—	—	—	—
Exercise of stock options	120,291	3,386	120	3,266	—	—	—	—
Dividends paid ($3.71 per share)	—	(159,857)	—	—	—	(159,857)	—	—
Balance, December 31, 2014	43,102,715	$845,062	$66,033	$213,737	$171,383	$786,908	$13,769	$(406,768)
Net earnings	—	$137,544	$—	$—	$—	$137,544	$—	$—
Other comprehensive earnings (loss), net of tax	—	(47,609)	—	—	(47,609)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(3,122)	3,122
Stock option excess tax benefit	—	11,413	—	11,413	—	—	—	—
Exercise of stock options	441,413	(3,364)	441	(3,805)	—	—	—	—
Dividends paid ($2.75 per share)	—	(119,577)	—	—	—	(119,577)	—	—
Balance, December 31, 2015	43,544,128	$823,469	$66,474	$221,345	$123,774	$804,875	$10,647	$(403,646)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net earnings	$137,544	$135,445	$126,255
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized gains	(39,829)	(32,182)	(22,036)
Depreciation	5,406	4,557	3,765
Other items, net	15,006	10,818	13,104
Change in:
Accrued investment income	(249)	1,081	(1,307)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	10,911	(2,064)	(13,154)
Reinsurance balances payable	(457)	(9,321)	3,375
Funds held	2,773	(10,175)	5,023
Ceded unearned premium	1,128	6,446	12,785
Reinsurance balances recoverable on unpaid losses	37,262	19,818	4,960
Deferred policy acquisition costs	(4,706)	(3,615)	(9,164)
Accrued expenses	(7,406)	3,552	9,663
Unpaid losses and settlement expenses	(17,255)	(8,393)	(29,050)
Unearned premiums	20,682	9,331	22,735
Income taxes
Current	7,069	(155)	5,966
Deferred	7,034	5,446	6,065
Stock option excess tax benefit	(11,413)	(1,766)	(6,310)
Changes in investment in unconsolidated investees:
Undistributed earnings	(10,914)	(12,338)	(10,915)
Dividends received	—	6,600	13,200
Net proceeds from trading portfolio activity	—	—	6
Net cash provided by operating activities	$152,586	$123,085	$134,966

Cash flows from investing activities:
Purchase of:
Fixed income, available-for-sale	$(665,422)	$(470,210)	$(545,899)
Equity securities, available-for-sale	(39,905)	(18,088)	(31,010)
Property and equipment	(10,035)	(7,121)	(17,531)
Investment in equity method investee	(1,711)	(5,301)	—
Other	(4,642)	(5,534)	—
Proceeds from sale of:
Fixed income, held-to-maturity	—	654	—
Fixed income, available-for-sale	436,680	342,308	173,694
Equity securities, available-for-sale	53,110	72,869	73,982
Short-term investments, net	6,637	11,401	7,230
Property and equipment	76	276	1,492
Subsidiary (RLI Indemnity Company)	7,500	—	—
Other	135	—	400
Proceeds from call or maturity of:
Fixed income, held-to-maturity	—	—	11,090
Fixed income, available-for-sale	156,980	101,517	224,620
Net cash provided by (used in) investing activities	$(60,597)	$22,771	$(101,932)

Cash flows from financing activities:
Stock option excess tax benefit	$11,413	$1,766	$6,310
Proceeds from stock option exercises	(3,364)	3,386	318
Proceeds from issuance of senior notes	—	—	149,571
Payment on senior notes	—	—	(99,504)
Debt issue costs paid	—	—	(1,437)
Cash dividends paid	(119,577)	(159,857)	(93,137)
Net cash used in financing activities	$(111,528)	$(154,705)	$(37,879)

Net decrease in cash	$(19,539)	$(8,849)	$(4,845)

Cash at beginning of year	$30,620	$39,469	$44,314

Cash at end of year	$11,081	$30,620	$39,469

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.DESCRIPTION OF BUSINESS

We underwrite selected property and casualty insurance coverages. We conduct operations principally through three insurance companies. These companies are organized in a vertical structure beneath RLI Corp. with RLI Insurance Company (RLI Ins.) as the first-level, or principal, insurance subsidiary. RLI Ins. writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company, a subsidiary of RLI Ins., writes surplus lines insurance in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. In 2015, we sold RLI Indemnity Company (RIC), a former subsidiary of Mt. Hawley, as a “shell.” This transaction was essentially the sale of insurance licenses. All business and cash flows from the former subsidiary remain within the RLI Insurance Group. See note 13 for more information on the sale of RIC.

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

C.ADOPTED ACCOUNTING STANDARDS

As no effective Accounting Standards Updates (ASUs) impact our financial statements, there are no new adopted accounting standards to report.

D.PROSPECTIVE ACCOUNTING STANDARDS

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

This ASU was issued to simplify the presentation of debt issuance costs by requiring them to be presented on the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts

This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The new guidance requires the following information related to unpaid claims and claim adjustment expenses be disclosed using an appropriate level of disaggregation so as not to obscure useful information:

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

This ASU is effective for annual reporting periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. We have not early adopted this ASU and while disclosures will be increased, we do not believe adoption will have a material effect on our financial statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This ASU was issued to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to GAAP as follows:

a.

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

b.	Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment;
c.

Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet;

d.	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;
e.

Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

f.

Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and

g.	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted for provision (e) above. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. We have not yet completed the analysis of how adopting this ASU will affect our financial statements.

ASU 2016-02, Leases (Topic 842)

ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We have not yet completed the analysis of how adopting this ASU will affect our financial statements. See note 10 for more information on our current lease expenses and obligations.

E.	INVESTMENTS:

We classify our investments in all debt and equity securities into one of three categories: available-for-sale, held-to-maturity or trading.

AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities not included as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. All of our debt and equity securities are classified as available-for-sale.

HELD-TO-MATURITY SECURITIES

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Except for declines that are other-than-temporary, changes in the fair value of these securities are not reflected in the financial statements. During 2014, we sold our remaining debt security classified as held-to-maturity.

TRADING SECURITIES

Debt and equity securities purchased for short-term resale are classified as trading securities. These securities are reported at fair value with unrealized gains and losses included in earnings. During 2013, we sold our remaining debt securities classified as trading.

For the years ended December 31, 2015, 2014 and 2013, no securities were transferred from held-to-maturity to available-for-sale or trading.

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

F.CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost. We have not experienced losses on these instruments. Other invested assets includes an investment in two low income housing tax credit partnerships, carried at amortized cost, membership in the Federal Home Loan Bank of Chicago, carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of cash, short-term investments and other invested assets, their carrying amounts approximate fair value.

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

J.INVESTMENT IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, which is accounted for by the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company, RLI Corp., level as it is not core to our insurance operations. Our investment in Maui Jim was $62.7 million in 2015 and $54.3 million in 2014. In 2015, we recorded $9.9 million in investee earnings for Maui Jim, compared to $12.0 million in 2014 and $10.9 million in 2013. Maui Jim recorded net income of $23.7 million in 2015, $30.7 million in 2014 and $26.1 million in 2013. Additional summarized financial information for Maui Jim for 2015 and 2014 is outlined in the following table:

(in millions)	2015	2014
Total assets	$223.4	$219.8
Total liabilities	90.0	107.6
Total equity	133.4	112.2

Approximately $52.0 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2015. In 2014 and 2013, we received dividends of $6.6 million and $13.2 million, respectively, from Maui Jim. No dividends were received in 2015.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $8.1 million at December 31, 2015 and $5.7 million at December 31, 2014. In 2015, we recorded $1.0 million in investee earnings for Prime, compared to $0.3 million in 2014. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015, compared to $10.2 million of gross premiums written and $5.3 million of net premiums earned during 2014.

We perform annual impairment reviews of our investments in our unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $71.3 million at December 31, 2015 as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)
Reporting Unit	2015	2014
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
P&C package business	5,246	5,246
Medical professional liability	12,434	12,434
Total goodwill	$58,496	$58,496

Intangibles
State insurance licenses*	$7,500	$8,009
Definite lived intangibles	5,298	6,190
Total intangibles	$12,798	$14,199

Total goodwill and intangibles	$71,294	$72,695

*Decrease from 2014 is due to the sale of RIC, which included $0.5 million of state licenses carried as an indefinite-lived intangible asset. See note 13 for further discussion on the sale of RIC.

Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during 2015. Based upon these reviews, none of the assets were impaired. In addition, as of December 31, 2015, there were no triggering events that occurred that would suggest an updated review was necessary. However, as a result of premium declines, the margin of fair value over carrying value on our medical professional liability goodwill is smaller than in previous years. We continue to monitor the performance of the medical professional liability reporting unit and will reexamine our valuation should results change from expectations or other triggering events occur.

In the fourth quarter of 2014, a triggering event occurred when a fair value amount for state insurance licenses was obtained from a merger and acquisition broker with expertise in providing valuations for fully-licensed P&C shell companies. The carrying cost of CBIC’s licenses exceeded the fair value and resulted in a $1.3 million impairment included as a net realized loss in the 2014 consolidated statement of earnings.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.9 million, $0.9 million and $1.2 million for 2015, 2014 and 2013, respectively.

L.UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, which would lead to a reduction in our reserves.

M.INSURANCE REVENUE RECOGNITION

Insurance premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums are calculated on a monthly pro rata basis.

N.INCOME TAXES

We file a consolidated federal income tax return. Federal income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some of the deferred tax assets will not be realized.

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

As an insurance company, we are subject to minimal state income tax liabilities. On a state basis, since the majority of our income is from insurance operations, we pay premium taxes in lieu of state income taxes. Premium taxes are a component of policy acquisition costs and calculated as a percentage of gross premiums written.

O.EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of these items increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the these items.

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the consolidated financial statements.

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2015
Basic EPS
Income available to common shareholders	$137,544	43,299	$3.18
Stock options	—	832
Diluted EPS
Income available to common shareholders and assumed conversions	$137,544	44,131	$3.12

For the year ended December 31, 2014
Basic EPS
Income available to common shareholders	$135,445	43,020	$3.15
Stock options	—	799
Diluted EPS
Income available to common shareholders and assumed conversions	$135,445	43,819	$3.09

For the year ended December 31, 2013
Basic EPS
Income available to common shareholders	$126,255	42,744	$2.95
Stock options	—	770
Diluted EPS
Income available to common shareholders and assumed conversions	$126,255	43,514	$2.90

P.COMPREHENSIVE EARNINGS

 Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, we used a 35 percent tax rate. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(25.3) million, $19.0 million and $(3.8) million for 2015, 2014 and 2013, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2015	2014	2013

Beginning balance	$171,383	$136,027	$143,170
Other comprehensive earnings before reclassifications	(26,199)	57,081	7,723
Amounts reclassified from accumulated other comprehensive earnings	(21,410)	(21,725)	(14,866)
Net current-period other comprehensive earnings (loss)	$(47,609)	$35,356	$(7,143)
Ending balance	$123,774	$171,383	$136,027

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2015	2014	2013	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$32,939	$33,423	$22,871	Net realized investment gains
	—	—	—	Other-than-temporary impairment (OTTI) losses on investments
	$32,939	$33,423	$22,871	Earnings before income taxes
	(11,529)	(11,698)	(8,005)	Income tax expense
	$21,410	$21,725	$14,866	Net earnings

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

For all of our fixed income securities classified as Level 2, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. In some cases, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. In our comparisons, if discrepancies are found, we compare our prices to actual reported trade data for like securities. No changes to the fair values supplied by our pricing services have occurred as a result of our reviews. Based on these assessments, we have determined that the fair values of our Level 2 securities provided by our pricing services are reasonable.

Common Stock: For common stock securities, we receive prices from a nationally recognized pricing service. All of our common stock holdings are deemed Level 1 as exchange traded equities have readily observable price levels (fair value based on quoted market prices). As such, we have determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.

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

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2015, for this coverage, we had protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $325 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by us on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2015, these coverages were supported by $225 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by us in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2016. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

In 2009, as an extension of our excess and surplus lines general liability product, we expanded our offerings into low to moderate environmental liability exposures for small contractors and asbestos and mold remediation specialists. The business unit also provides limited coverage for individually underwritten underground storage tanks. We attempted to mitigate the overall exposure by focusing on smaller risks with low to moderate exposures. A large portion of this business is also offered on a claims-made basis with relatively low limits. We avoid risks that have large-scale exposures including petrochemical, chemical, mining, manufacturers and other risks that might be exposed to superfund sites. This business is covered under our casualty ceded reinsurance treaties. Since 2009, we have written a total of $16.9 million of premium from this product extension with $3.9 million written in 2015.

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

Investment Risk

Our investment portfolio is subject to market, credit and interest rate risks. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is positively correlated with movements in domestic stocks. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio with high-quality securities with varied maturities. Downturns in the financial markets could have a negative effect on our portfolio. However, we attempt to manage this risk through asset allocation, duration and security selection.

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

External Factors

Our insurance subsidiaries are highly regulated by the state in which they are incorporated and by the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments and regulate rates insurers may charge for various coverages. We are also subject to insolvency and guaranty fund assessments for various programs designed to ensure policyholder indemnification. We generally accrue an assessment during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2015, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2015	2014	2013
Interest on fixed income securities	$48,064	$48,757	$45,870
Dividends on equity securities	11,407	11,962	11,865
Interest on cash and short-term investments	11	7	23
Gross investment income	$59,482	$60,726	$57,758
Less investment expenses	(4,838)	(5,118)	(4,995)
Net investment income	$54,644	$55,608	$52,763

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS
(in thousands)	2015	2014	2013
Net realized gains (losses):
Fixed income:
Available-for-sale	$10,832	$3,955	$1,338
Held-to-maturity	—	4	9
Equity securities	22,107	29,468	21,533
Sale of subsidiary (RLI Indemnity Company)*	6,698	—	—
Other	192	(1,245)	(844)
Total	$39,829	$32,182	$22,036

Net changes in unrealized gains (losses) on investments:
Fixed income:
Available-for-sale	$(26,929)	$37,880	$(75,228)
Equity securities	(44,120)	17,300	64,305
Investment in unconsolidated investees	(1,886)	(787)	(50)
Total	$(72,935)	$54,393	$(10,973)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$(33,106)	$86,575	$11,063

*See note 13 for further discussion on the sale of RLI Indemnity Company.

During 2015, we recorded $39.8 million in net realized gains, along with a change in net unrealized losses of $72.9 million. The majority of our net realized gains were due to sales of equity securities while the change in unrealized gains was due to increased credit spreads in the corporate fixed income sector as well as price declines in the equity portfolio. For 2015, the net realized gains (losses) and changes in unrealized gains (losses) on investments totaled $(33.1) million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2015
Available-for-sale	$436,680	$14,691	$(4,067)	$10,624
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	53,110	25,985	(3,878)	22,107
2014
Available-for-sale	$342,308	$7,208	$(3,664)	$3,544
Held-to-maturity	654	4	—	4
Trading	—	—	—	—
Equities	72,869	29,794	(326)	29,468
2013
Available-for-sale	$173,694	$3,561	$(2,597)	$964
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
Equities	73,982	21,542	(9)	21,533

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2015
Available-for-sale	$156,980	$217	$(9)	$208
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
2014
Available-for-sale	$101,517	$414	$(3)	$411
Held-to-maturity	—	—	—	—
Trading	—	—	—	—
2013
Available-for-sale	$224,620	$379	$(5)	$374
Held-to-maturity	11,090	9	—	9
Trading	1	—	—	—

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2015, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$43,543	$—	$43,543
U.S. agency	—	15,740	—	15,740
Non-U.S. govt. & agency	—	4,478	—	4,478
Agency MBS	—	254,892	—	254,892
ABS/CMBS*	—	91,948	—	91,948
Corporate	—	517,109	—	517,109
Municipal	—	610,400	—	610,400
Equity	375,424	—	—	375,424
Total available-for-sale securities	$375,424	$1,538,110	$—	$1,913,534

*Non-agency asset-backed & commercial mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2014, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$33,788	$—	$33,788
U.S. agency	—	6,747	—	6,747
Non-U.S. govt. & agency	—	10,665	—	10,665
Agency MBS	—	264,468	—	264,468
ABS/CMBS*	—	135,304	—	135,304
Corporate	—	562,690	—	562,690
Municipal	—	481,425	—	481,425
Equity	410,642	—	—	410,642
Total available-for-sale securities	$410,642	$1,495,087	$—	$1,905,729

*Non-agency asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015 and 2014. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2015 or 2014.

The amortized cost and estimated fair value of fixed income securities at December 31, 2015, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$9,529	$9,643
Due after one year through five years	275,198	276,100
Due after five years through 10 years	565,477	572,675
Due after 10 years	326,333	332,852
Mtge/ABS/CMBS*	341,619	346,840
Total available-for-sale	$1,518,156	$1,538,110

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2015, the net unrealized appreciation of available-for-sale fixed income and equity securities totaled $192.9 million pretax. At December 31, 2014, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $264.0 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income and equity securities as of December 31, 2015 and 2014:

2015	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$43,597	$43,543	$58	$(112)
U.S. agency	15,481	15,740	306	(47)
Non-U.S. govt. & agency	5,035	4,478	—	(557)
Agency MBS	250,060	254,892	6,451	(1,619)
ABS/CMBS*	91,559	91,948	995	(606)
Corporate	523,351	517,109	8,565	(14,807)
Municipal	589,073	610,400	21,375	(48)
Total fixed income	$1,518,156	$1,538,110	$37,750	$(17,796)
Equity securities	202,437	375,424	174,443	(1,456)
Total available-for-sale	$1,720,593	$1,913,534	$212,193	$(19,252)

Held-to-maturity	$—	$—	$—	$—

Trading**	$—	$—	$—	$—
Total	$1,720,593	$1,913,534	$212,193	$(19,252)

*Non-agency asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

2014	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$33,668	$33,788	$131	$(11)
U.S. agency	6,385	6,747	362	—
Non-U.S. govt. & agency	9,862	10,665	803	—
Agency MBS	256,443	264,468	9,401	(1,376)
ABS/CMBS*	133,894	135,304	1,821	(411)
Corporate	543,183	562,690	23,697	(4,190)
Municipal	464,769	481,425	16,789	(133)
Total fixed income	$1,448,204	$1,495,087	$53,004	$(6,121)
Equity securities	193,535	410,642	218,105	(998)
Total available-for-sale	$1,641,739	$1,905,729	$271,109	$(7,119)

Held-to-maturity	$—	$—	$—	$—

Trading**	$—	$—	$—	$—
Total	$1,641,739	$1,905,729	$271,109	$(7,119)

*Non-agency asset-backed & commercial mortgage-backed

**Trading securities are carried at fair value with unrealized gains (losses) included in earnings

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Gross unrealized losses in the collateralized securities bond portfolio increased to $2.2 million in 2015 as spreads widened during the year. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at a loss at December 31, 2015, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Corporate Bonds

Gross unrealized losses in the corporate bond portfolio increased to $14.8 million in 2015 from $4.2 million at the end of 2014 as credit spreads widened during the year. While these unrealized losses are not due to credit-specific defaults, the energy and materials sectors continue to experience higher risk premiums due to declines in commodity prices. The corporate bond portfolio has an overall rating of BBB+.

Municipal Bonds

As of December 31, 2015, municipal bonds totaled $610.4 million with gross unrealized losses of less than $0.1 million. As of December 31, 2015, approximately 47 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 53 percent were revenue based. Ninety-two percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Gross unrealized losses in the equity portfolio increased $0.5 million to $1.5 million in 2015. Given our intent to hold and expectation of recovery to cost within a reasonable period of time, we do not consider any of our equities to be other-than-temporarily impaired.

Impairment Analysis

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

The following table is also used as part of our impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2015, and December 31, 2014. The table segregates the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2015			December 31, 2014
		12 Mos.			12 Mos. &
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	Greater	Total
U.S. Government
Fair value	$36,000	$—	$36,000	$4,416	$—	$4,416
Cost or amortized cost	36,112	—	36,112	4,427	—	4,427
Unrealized Loss	$(112)	$—	$(112)	$(11)	$—	$(11)

U.S. Agency
Fair value	$8,070	$—	$8,070	$—	$—	$—
Cost or amortized cost	8,117	—	8,117	—	—	—
Unrealized Loss	$(47)	$—	$(47)	$—	$—	$—

Non-U.S. Government
Fair value	$4,478	$—	$4,478	$—	$—	$—
Cost or amortized cost	5,035	—	5,035	—	—	—
Unrealized Loss	$(557)	$—	$(557)	$—	$—	$—

Agency MBS
Fair value	$100,424	$18,520	$118,944	$12,840	$61,534	$74,374
Cost or amortized cost	101,473	19,090	120,563	12,947	62,803	75,750
Unrealized Loss	$(1,049)	$(570)	$(1,619)	$(107)	$(1,269)	$(1,376)

ABS/CMBS*
Fair value	$51,091	$8,364	$59,455	$63,782	$11,616	$75,398
Cost or amortized cost	51,562	8,499	60,061	64,084	11,725	75,809
Unrealized Loss	$(471)	$(135)	$(606)	$(302)	$(109)	$(411)

Corporate
Fair value	$275,404	$15,174	$290,578	$123,617	$14,488	$138,105
Cost or amortized cost	285,515	19,870	305,385	127,634	14,661	142,295
Unrealized Loss	$(10,111)	$(4,696)	$(14,807)	$(4,017)	$(173)	$(4,190)

Municipal
Fair value	$8,462	$2,418	$10,880	$12,382	$19,019	$31,401
Cost or amortized cost	8,504	2,424	10,928	12,411	19,123	31,534
Unrealized Loss	$(42)	$(6)	$(48)	$(29)	$(104)	$(133)

Subtotal, fixed income
Fair value	$483,929	$44,476	$528,405	$217,037	$106,657	$323,694
Cost or amortized cost	496,318	49,883	546,201	221,503	108,312	329,815
Unrealized Loss	$(12,389)	$(5,407)	$(17,796)	$(4,466)	$(1,655)	$(6,121)

Equity securities
Fair value	$16,476	$—	$16,476	$10,837	$—	$10,837
Cost or amortized cost	17,932	—	17,932	11,835	—	11,835
Unrealized Loss	$(1,456)	$—	$(1,456)	$(998)	$—	$(998)

Total
Fair value	$500,405	$44,476	$544,881	$227,874	$106,657	$334,531
Cost or amortized cost	514,250	49,883	564,133	233,338	108,312	341,650
Unrealized Loss	$(13,845)	$(5,407)	$(19,252)	$(5,464)	$(1,655)	$(7,119)

*Non-agency asset-backed & commercial mortgage-backed

As of December 31, 2015, we held six equity securities that were in unrealized loss positions. The total unrealized loss on these securities was $1.5 million. In considering both the significance and duration of the unrealized loss position, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 472 securities in an unrealized loss position as of December 31, 2015. Of these 472 securities, 44 have been in an unrealized loss position for 12 consecutive months or longer and represent $5.4 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2015 and 2014. We did not recognize any impairment losses during 2015, 2014 or 2013.

As required by law, certain fixed maturity investments amounting to $25.4 million at December 31, 2015, were on deposit with either regulatory authorities or banks.

Other Invested Assets

Other invested assets shown on the balance sheet as of December 31, 2015 include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and an investment in a real estate fund. During 2015, we recorded an additional $5.0 million interest in a low income housing tax credit partnership. Our LIHTC interests had a balance of $14.0 million at December 31, 2015 compared to $9.8 million at December 31, 2014 and recognized a total tax benefit of $1.1 million during 2015 compared to $0.2 million during 2014. During the fourth quarter of 2015 we invested $5.0 million in a real estate fund. Our investment in FHLBC stock totaled $1.6 million at the end of 2015 compared to $1.8 million at the end of the prior year.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2015	2014	2013
Deferred policy acquisition costs (DAC), beginning of year	$65,123	$61,508	$52,344
Deferred:
Direct commissions	$146,507	$142,887	$134,770
Premium taxes	11,087	10,727	10,442
Ceding commissions	(17,403)	(20,483)	(20,186)
Net deferred	$140,191	$133,131	$125,026
Amortized	135,485	129,516	115,862
DAC/VOBA*, end of year	$69,829	$65,123	$61,508

Policy acquisition costs:
Amortized to expense - DAC	$135,485	$129,346	$115,442
Amortized to expense - VOBA	—	170	420
Period costs:
Ceding commission - contingent	(1,834)	(1,956)	(2,126)
Other underwriting expenses	107,427	101,723	96,915
Total policy acquisition costs	$241,078	$229,283	$210,651

*Includes asset for value of business acquired (VOBA) in CBIC acquisition, which was fully amortized at the end of 2014.

4. DEBT

As of December 31, 2015, outstanding debt balances totaled $149.7 million, net of unamortized discount, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. On December 12, 2013, a portion of the proceeds were used to redeem the $100.0 million in senior notes that were to mature on January 15, 2014, and the remaining proceeds were made available for general corporate purposes. The estimated fair value for the senior note is $158.7 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

In 2015, 2014 and 2013, we incurred interest expense on our senior notes in the amounts of $7.4 million, $7.4 million and $8.1 million, respectively. The average rate on debt in 2015, 2014 and 2013 was 4.91 percent, 4.91 percent and 5.71 percent, respectively.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. This facility has a four-year term that expires on May 28, 2018. As of and during the years ended December 31, 2015, 2014 and 2013, no amounts were outstanding on these facilities.

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

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can range from $1.0 million to $11.0 million.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2015	2014	2013
WRITTEN
Direct	$819,130	$787,267	$770,142
Reinsurance assumed	34,456	76,581	73,053
Reinsurance ceded	(131,615)	(160,696)	(176,873)
Net	$721,971	$703,152	$666,322

EARNED
Direct	$797,180	$781,640	$741,569
Reinsurance assumed	35,724	72,878	78,891
Reinsurance ceded	(132,743)	(167,143)	(189,658)
Net	$700,161	$687,375	$630,802

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$307,445	$315,226	$279,358
Reinsurance assumed	23,184	61,923	72,508
Reinsurance ceded	(31,584)	(80,540)	(92,065)
Net	$299,045	$296,609	$259,801

The assumed business is made up of short-tail property, casualty, catastrophe and multi-peril crop and hail reinsurance. The majority of this assumed reinsurance is proportional and a large portion of the assumed incurred losses can be attributed to crop-related reinsurance and specialty property treaties. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will end with the 2015 crop year due to the acquisition of the cedant. Losses for each crop season are ultimately determined and paid subsequent to December 31 of the crop year reinsured.

At December 31, 2015, we had prepaid reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $332.9 million. More than 96 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top 10 reinsurers as of December 31, 2015. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2015.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2015	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$58,169	17.5%	$20,273	15.4%
Endurance Re	A, Excellent	A, Strong	47,987	14.4%	9,828	7.5%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	33,162	10.0%	12,953	9.8%
Aspen UK Ltd.	A, Excellent	A, Strong	28,754	8.6%	5,618	4.3%
Transatlantic Re	A, Excellent	A+, Strong	22,447	6.7%	7,404	5.6%
Berkley Insurance Co.	A+, Superior	A+, Strong	20,974	6.3%	4,848	3.7%
Scor Reinsurance Co.	A, Excellent	AA-, Very Strong	13,265	4.0%	8,242	6.3%
Allied World Re - US	A, Excellent	A, Strong	13,165	4.0%	2,544	1.9%
Axis Re	A+, Superior	A+, Strong	11,552	3.5%	4,235	3.2%
General Re	A++, Superior	AA+, Very Strong	11,337	3.4%	2,702	2.1%
All other reinsurers*			72,098	21.6%	52,968	40.2%
Total ceded exposure			$332,910	100.0%	$131,615	100.0%

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $14.0 million and $11.9 million, respectively, at December 31, 2015. At December 31, 2014, the amounts were $13.3 million and $13.1 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2015, 2014 and 2013.

(in thousands)	2015	2014	2013
Unpaid losses and LAE at beginning of year:
Gross	$1,121,040	$1,129,433	$1,158,483
Ceded	(335,106)	(354,924)	(359,884)
Net	$785,934	$774,509	$798,599

Increase (decrease) in incurred losses and LAE:
Current accident year	$364,472	$361,451	$332,282
Prior accident years	(65,427)	(64,842)	(72,481)
Total incurred	$299,045	$296,609	$259,801

Loss and LAE payments for claims incurred:
Current accident year	$(71,853)	$(65,308)	$(57,537)
Prior accident year	(207,185)	(219,876)	(226,354)
Total paid	$(279,038)	$(285,184)	$(283,891)

Net unpaid losses and LAE at end of year	$805,941	$785,934	$774,509

Unpaid losses and LAE at end of year:
Gross	$1,103,785	$1,121,040	$1,129,433
Ceded	(297,844)	(335,106)	(354,924)
Net	$805,941	$785,934	$774,509

The differences from our initial reserve estimates emerged as changes in our ultimate loss expectations as we performed our reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set are settled. As a small specialty insurer with a diversified product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of experience directly available to us and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The following table summarizes our prior accident years’ loss reserve development by segment for 2015, 2014 and 2013:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2015	2014	2013
Casualty	$(45,654)	$(52,825)	$(61,805)
Property	(11,848)	(1,123)	(7,273)
Surety	(7,925)	(10,894)	(3,403)
Total	$(65,427)	$(64,842)	$(72,481)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2015. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2015. Development from the casualty segment totaled $45.7 million with the largest amounts coming from accident years 2010 through 2014. We continue to experience emergence that is generally better than previously estimated, but to a lesser degree in 2015 than in the previous two years. Frequency and severity trends have been favorable relative to initial estimates and we believe this is largely due to risk selection by our underwriters, which has been effective in offsetting loss cost trends and a competitive pricing environment. Our general liability product was the largest single contributor to this favorable development at $14.7 million. Although the habitational classes within this product produced adverse development, it was more than offset by favorable development from the construction classes. The second largest contributor was our commercial umbrella product at $10.7 million and we also had a favorable contribution of $5.4 million from our transportation product. In addition, our P&C package product had $6.6 million of favorable development. One business unit, the professional services product, experienced adverse development totaling $3.2 million in 2015. In addition, the casualty runoff business experienced $5.4 million of adverse development, with a large portion attributable to the 1983 accident year.

For the third year in a row, our marine product was the predominant driver of the favorable development in the property segment, accounting for $9.2 million of the $11.8 million total favorable development for the segment. The accident years making the largest contributions were 2010 through 2014. The inland marine and cargo coverages were responsible for the majority of the favorable loss experience. Our assumed property products contributed $4.9 million of favorable development with the majority of that coming from loss reductions on previous hurricanes and storms. Development on direct property products business was also favorable overall. Our recreational vehicle product experienced $1.3 million of adverse development, mostly due to auto physical damage coverages.

The surety segment experienced $7.9 million of favorable development. The majority of the favorable development came from the 2014 accident year, which served to offset the unfavorable development from accident years 2010 and 2013. Commercial, contract and energy surety contributed favorable development of $4.0 million, $2.2 million and $2.0 million, respectively. Miscellaneous surety experience adverse development totaling $0.3 million.

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

The surety segment experienced favorable development of $10.9 million. The majority of the favorable development was from accident year 2013. Contract and commercial surety products were the main contributors with favorable development of $4.6 million and $4.3 million, respectively. Energy surety had favorable development of $1.2 million and miscellaneous surety had favorable development of $0.9 million.

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

The surety segment experienced favorable development of $3.4 million. The majority of the favorable development was from accident year 2012, which offset the unfavorable development from accident years 2009 to 2011. The adverse development coincided with the economic environment in those years. The majority of the adverse development was from the contract and miscellaneous surety products. Though accident year 2012 was favorable for all of surety combined, energy surety was unfavorable in accident year 2012.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
LOSS AND LAE PAYMENTS (CUMULATIVE)
Gross	$119,632	$112,819	$105,559
Ceded	(62,463)	(59,376)	(57,976)
Net	$57,169	$53,443	$47,583

UNPAID LOSSES AND LAE AT END OF YEAR
Gross	$41,062	$39,064	$48,507
Ceded	(12,559)	(11,879)	(15,043)
Net	$28,503	$27,185	$33,464

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

Calendar year 2015 was fairly active in aggregate, with inception-to-date incurred losses increasing on a gross and net basis. The most significant change was an increase in the case reserves for a 1983 claim. The claim is reserved at the policy limit, with a gross increase of $2.5 million and a net increase of $2.4 million.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2015	2014
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$17,866	$19,609
Unearned premium offset	25,848	24,322
Deferred compensation	6,231	6,143
Stock option expense	4,482	5,046
Other	657	453
Deferred tax assets before allowance	$55,084	$55,573
Less valuation allowance	—	—
Total deferred tax assets	$55,084	$55,573

Deferred tax liabilities:
Net unrealized appreciation of securities	$67,740	$92,562
Deferred policy acquisition costs	24,440	22,793
Book/tax depreciation	4,613	3,610
Intangible assets from CBIC acquisition	3,392	3,594
Undistributed earnings of unconsolidated investees	17,888	14,728
Other	1,004	571
Total deferred tax liabilities	$119,077	$137,858
Net deferred tax liability	$(63,993)	$(82,285)

Income tax expense attributable to income from operations for the years ended December 31, 2015, 2014 and 2013, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2015	2014	2013
Provision for income taxes at the statutory federal tax rates	$68,839	$66,320	$61,483
Increase (reduction) in taxes resulting from:
Dividends received deduction	(2,278)	(2,390)	(2,490)
ESOP dividends paid deduction	(3,377)	(4,473)	(2,532)
Tax-exempt interest income	(4,214)	(4,118)	(3,758)
Unconsolidated investee dividends	—	(1,848)	(3,696)
Other items, net	168	551	404
Total	$59,138	$54,042	$49,411

Our effective tax rates were 30.1 percent, 28.5 percent and 28.1 percent for 2015, 2014 and 2013, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2015 due largely to reduced tax benefits associated with dividends paid to our Employee Stock Ownership Plan (ESOP) and received from our unconsolidated investees.

Dividends paid to our ESOP result in a tax deduction. Dividends paid to the ESOP in 2015, 2014 and 2013 resulted in tax benefits of $3.4 million, $4.5 million and $2.5 million, respectively. These tax benefits reduced the effective tax rate for 2015, 2014 and 2013 by 1.7 percent, 2.4 percent and 1.4 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2014 and 2013, we received a $6.6 million and $13.2 million dividend from Maui Jim, respectively. No dividend was received from any unconsolidated investee in 2015. In accordance with GAAP guidelines on income taxes, we recognized a $1.8 million and $3.7 million tax benefit for 2014 and 2013, respectively. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone the dividend resulted in a 1.0 percent and 2.1 percent reduction to the 2014 and 2013 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

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

Federal and state income taxes paid in 2015, 2014 and 2013, amounted to $44.2 million, $48.5 million and $36.8 million, respectively.

During 2013, the Internal Revenue Service (IRS) completed an examination of the income tax returns for the years 2010 and 2011, which produced no material change to net earnings. Tax years 2012 through 2015 remain open and are subject to examination or re-examination.

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

Our 401(k) plan allows voluntary contributions by employees and permits ESOP diversification transfers for employees meeting certain age and service requirements. We provide a basic 401(k) contribution of 3 percent of eligible compensation. Participants are 100 percent vested in both voluntary and basic contributions. Additionally, an annual discretionary profit-sharing contribution may be made to the ESOP and 401(k), subject to the achievement of certain overall financial goals and board approval. Profit-sharing contributions vest after three years of plan service.

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are determined annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $11.6 million, $14.1 million and $12.4 million, for 2015, 2014 and 2013, respectively.

During 2015, the ESOP purchased 178,492 shares of RLI stock on the open market at an average price of $49.98  ($8.9 million) relating to the contribution for plan year 2014. Shares held by the ESOP as of December 31, 2015, totaled 3,580,786 and are treated as outstanding in computing our earnings per share. During 2014, the ESOP purchased 178,987 shares of RLI stock on the open market at an average price of $44.43  ($7.9 million) relating to the contribution for plan year 2013. During 2013, the ESOP purchased 140,484 shares of RLI stock on the open market at an average price of $35.03  ($4.9 million) relating to the contribution for plan year 2012. The above mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual bonuses are awarded to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $20.4 million, $23.1 million and $23.2 million for 2015, 2014 and 2013, respectively.

DEFERRED COMPENSATION

We maintain “rabbi trusts” for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. GAAP guidelines prescribe an accounting treatment whereby the employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2015, the trusts purchased 9,348 shares of our common stock on the open market at an average price of $53.15  ($0.5 million). In 2014, the trusts purchased 9,920 shares of our common stock on the open market at an average price of $44.40  ($0.4 million). In 2013, the trusts purchased 13,922 shares of our common stock on the open market at an average price of $38.33  ($0.5 million). At December 31, 2015, the trusts’ assets were valued at $38.5 million.

STOCK OPTIONS AND STOCK PLANS

Our RLI Corp. Omnibus Stock Plan (omnibus plan) was in place from 2005 to 2010. The omnibus plan provided for equity-based compensation, including stock options, up to a maximum of 3,000,000 shares (subject to adjustment for changes in our capitalization and other events). Between 2005 and 2010, we granted 2,458,059 stock options under this plan, including incentive stock options (ISOs). The omnibus plan was replaced in 2010.

During the second quarter of 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (2010 LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the 2010 LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. The 2010 LTIP provided for equity-based compensation, including stock options, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2010 and 2015, we have granted 2,878,000 stock options under the 2010 LTIP, including 53,500 in 2015. The 2010 LTIP was replaced in the second quarter of 2015.

During the second quarter of 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). In 2015, we granted 510,000 stock options under the 2015 LTIP.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. Shares netted are valued at the closing stock price at the time of option exercise. In these instances, the actual number of shares issued will be less than the options exercised and can result in a decrease to shareholders’ equity. Specifically, when options are exercised with significant intrinsic value (i.e. market value in excess of exercise price) and the exercise is facilitated via net settlement, amounts withheld for taxes result in a decrease in shareholders’ equity. During 2015, the aggregate intrinsic value of options exercised was $32.1 million. During 2013, the aggregate intrinsic value of options exercised was $22.4 million. A majority of these options were exercised via net settlement with taxes withheld at the statutory minimum rate. As shown in the consolidated statements of shareholders’ equity, the exercise of options in 2015 and 2013 resulted in a decrease to paid-in-capital, as the taxes withheld pursuant to net settlement exceeded amounts paid in for options that were exercised using cash. This was not the case in 2014 as the intrinsic value of the options exercised was not as significant ($6.2 million). Therefore, the exercise of options in 2014 resulted in an increase to paid-in-capital. In addition to settlement of the exercise, shareholders’ equity is impacted by corporate tax deductions allowed as a result of option exercises. The amount of the deduction is largely driven by the level of intrinsic value associated with exercises during the period. This tax benefit offsets our current tax liability and is recorded as an increase to paid-in-capital. As shown in the consolidated statements of shareholders’ equity, the increase to paid-in-capital from this tax benefit is larger in periods when options are exercised with significant intrinsic value, as happened in 2015 and 2013.

On November 12, 2015, the board of directors declared a $2.00 per share special cash dividend to be paid on December 22, 2015, to shareholders of record at the close of business on November 30, 2015. To preserve the intrinsic value of the options, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. This adjustment did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment. Similarly, on November 13, 2014, the board of directors declared a $3.00 per share special cash dividend to be paid on December 22, 2014, to shareholders of record at the close of business on November 28, 2014. On November 14, 2013, the board of directors declared a $1.50 per share special cash dividend to be paid on December 20, 2013, to shareholders of record at the close of business on November 29, 2013. The exercise price adjustment made for the 2015 special dividend was also made for the 2014 and 2013 special dividends and did not result in any incremental compensation expense. Additionally, the board approved a proportional adjustment to the exercise price and the number of shares covered by each award for all outstanding ISOs in 2014 and 2013. Most (99 percent) of the outstanding options at the time of the adjustments were non-qualified and no incremental compensation expense was recognized as a result of the adjustments. No adjustments were made to ISOs in 2015 as all ISOs had been exercised before the special dividend occurred.

The following tables summarize option activity in 2015, 2014 and 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	563,500	$49.01
Special dividend*	—	$—
Options exercised	(865,957)	$19.23		$32,135
Options canceled/forfeited	(8,040)	$32.12
Outstanding options at December 31, 2015	2,582,220	$32.42	5.32	$75,725
Exercisable options at December 31, 2015	899,680	$23.60	3.98	$34,327

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	512,000	$40.46
Special dividend*	415	$16.72
Options exercised	(214,042)	$18.93		$6,164
Options canceled/forfeited	(740)	$13.51
Outstanding options at December 31, 2014	2,892,717	$26.65	5.18	$65,809
Exercisable options at December 31, 2014	1,238,257	$20.02	3.94	$36,385

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2013	2,945,204	$22.22
Options granted	632,700	$35.67
Special dividend*	272	$16.38
Options exercised	(935,692)	$17.40		$22,422
Options canceled/forfeited	(47,400)	$24.86
Outstanding options at December 31, 2013	2,595,084	$26.04	5.56	$58,790
Exercisable options at December 31, 2013	934,544	$20.36	4.28	$26,474

*An adjustment was made to the exercise price and number of ISOs outstanding for the special cash dividends paid during December 2014 and 2013. “Special dividend” represents the incremental ISOs issued as a result of these adjustments. No adjustments were made to ISOs in 2015 as all ISOs had been exercised before the special dividend occurred.

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

In 2015, 563,500 options were granted with an average exercise price of $49.01 and an average fair value of $9.25. Of these grants, 412,000 were granted at the board meeting in May with a calculated fair value of $8.94. We recognized $4.1 million of expense during 2015 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $1.4 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.7 million, which will be recognized over the remainder of the vesting period.

In 2014, 512,000 options were granted with an average exercise price of $40.46 and an average fair value of $7.89. Of these grants, 369,500 were granted at the board meeting in May with a calculated fair value of $7.71. We recognized $3.9 million of expense during 2014 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $1.4 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.8 million, which will be recognized over the remainder of the vesting period.

In 2013, 632,700 options were granted with an average exercise price of $35.67 and an average fair value of $6.88. Of these grants, 472,700 were granted at the board meeting in May with a calculated fair value of $6.47. We recognized $3.8 million of expense during 2013 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $1.3 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.5 million, which will be recognized over the remainder of the vesting period.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted average fair values as of December 31:

	2015		2014		2013
Weighted-average fair value of grants	$9.25		$7.89		$6.88
Risk-free interest rates	1.54%		1.70%		0.87%
Dividend yield	1.81%		1.94%		2.00%
Expected volatility	22.91%		23.17%		25.40%
Expected option life	5.21	years	5.19	years	5.26	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized dividends paid during the most recent five-year period, exclusive of special dividends. In 2015 and 2014, the expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. In 2013, expected volatility was calculated based on the mean reversion of RLI’s stock. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

In 2014 and 2013, each director received $10,000 worth of restricted common shares as part of annual director compensation. The shares were issued from the 2010 LTIP during the first quarter of each year. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. In the first quarter of 2013, we issued a total of 2,320 restricted shares and recognized $0.1 million of compensation expense. This restricted share program was terminated in 2014.

9. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our three insurance companies are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance, which has adopted the NAIC statutory accounting principles as the basis of its statutory accounting principles. We do not use any permitted statutory accounting principles that differ from NAIC prescribed statutory accounting principles. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturities.

The NAIC has RBC requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2015, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $123.6 million, $118.4 million and $90.6 million as of December 31, 2015, 2014 and 2013, respectively, compared to actual statutory capital and surplus of $865.3 million, $849.3 million and $859.2 million, respectively, for these same periods.

Year-end statutory surplus for 2015 presented in the table below includes $117.5 million of RLI stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $86.1 million and $64.0 million in 2014 and 2013, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2015	2014	2013
Consolidated net income, statutory basis	$178,502	$176,664	$122,550
Consolidated surplus, statutory basis	$865,268	$849,297	$859,221

As discussed in note 1.A., our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2015, our holding company had $823.5 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.2 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2015, 2014 and 2013, our principal insurance subsidiary paid ordinary dividends totaling $125.0 million, $185.0 million and $40.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. No extraordinary dividends were paid in 2015, 2014 or 2013. As of December 31, 2015,  $58.2 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

We have operating lease obligations for regional office facilities. These leases expire in various years through 2034. Expenses associated with these leases totaled $6.1 million in 2015,  $5.8 million in 2014 and $5.7 million in 2013. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2016	$4,487
2017	3,940
2018	3,132
2019	2,472
2020	2,370
2021-2034	5,267
Total minimum future rental payments	$21,668

11. OPERATING SEGMENT INFORMATION

The segments of our insurance operations include casualty, property and surety. The casualty portion of our business consists largely of commercial umbrella, personal umbrella, general liability, transportation, package business, executive products, medical professional liability and other specialty coverages, such as our professional liability for design professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine, facultative and treaty reinsurance, including crop, and select personal lines policies, including recreational vehicle insurance and Hawaii homeowners coverages. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and through extensive use of computer-assisted modeling techniques. These techniques provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the Federal Government reinsurance program that provides stop loss protection inuring to our benefit. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and will expire at the end of the 2015 crop year due to the acquisition of the cedant. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions. Our facultative reinsurance operations generated $3.5 million, $5.9 million and $9.1 million of gross written premium in 2015, 2014 and 2013, respectively.

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

Net investment income is the by-product of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt and other director and shareholder relations costs incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We own 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries, and 27 percent of Prime, a privately-held insurance company which specializes in hard-to-place risks in the excess and surplus market and has recently expanded into certain coverages in the admitted market. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

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

REVENUES
(in thousands)	2015	2014	2013
Casualty	$412,248	$382,105	$324,022
Property	170,924	197,776	200,141
Surety	116,989	107,494	106,639
Net premiums earned	$700,161	$687,375	$630,802
Net investment income	54,644	55,608	52,763
Net realized gains	39,829	32,182	22,036
Total	$794,634	$775,165	$705,601

INSURANCE EXPENSES
(in thousands)	2015	2014	2013
Loss and settlement expenses:
Casualty	$218,414	$199,133	$148,860
Property	69,851	89,589	96,271
Surety	10,780	7,887	14,670
Total net loss and settlement expenses	$299,045	$296,609	$259,801

Policy acquisition costs:
Casualty	$119,529	$108,747	$93,463
Property	57,214	58,646	58,650
Surety	64,335	61,890	58,538
Total policy acquisition costs	$241,078	$229,283	$210,651

Other insurance expenses:
Casualty	$28,042	$28,284	$26,107
Property	14,834	16,623	17,616
Surety	8,604	9,557	9,834
Total other insurance expenses	$51,480	$54,464	$53,557
Total	$591,603	$580,356	$524,009

NET EARNINGS (LOSSES)
(in thousands)	2015	2014	2013
Casualty	$46,263	$45,941	$55,592
Property	29,025	32,918	27,604
Surety	33,270	28,160	23,597
Net underwriting income	$108,558	$107,019	$106,793
Net investment income	54,644	55,608	52,763
Net realized gains	39,829	32,182	22,036
General corporate expense and interest on debt	(17,263)	(17,660)	(16,841)
Equity in earnings of unconsolidated investees	10,914	12,338	10,915
Total earnings before incomes taxes	$196,682	$189,487	$175,666
Income taxes	$59,138	$54,042	$49,411
Total	$137,544	$135,445	$126,255

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2015	2014	2013
CASUALTY
Commercial and personal umbrella	$104,598	$100,420	$85,532
General liability	81,213	80,820	81,427
Professional services	71,034	58,327	42,063
Commercial transportation	65,564	58,911	50,287
P&C package business	40,410	35,371	30,603
Executive products	17,892	18,915	19,123
Medical professional liability	12,292	15,943	8,626
Other casualty	19,245	13,398	6,361
Total	$412,248	$382,105	$324,022

PROPERTY
Commercial property	$75,749	$80,719	$76,939
Marine	47,016	49,235	57,122
Specialty personal	26,395	26,627	16,308
Property reinsurance	12,330	12,756	15,770
Crop reinsurance	9,358	28,293	31,421
Other property	76	146	2,581
Total	$170,924	$197,776	$200,141

SURETY
Miscellaneous	$42,372	$39,026	$38,131
Commercial	29,529	25,778	23,133
Contract	28,269	26,592	27,176
Energy	16,819	16,098	18,199
Total	$116,989	$107,494	$106,639
Grand total	$700,161	$687,375	$630,802

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2015
Net premiums earned	$169,003	$172,339	$179,448	$179,371	$700,161
Net investment income	13,495	13,431	13,964	13,754	54,644
Net realized gains	13,286	4,802	7,534	14,207	39,829
Earnings before income taxes	44,513	54,650	51,937	45,582	196,682
Net earnings	30,598	37,185	35,908	33,853	137,544
Basic earnings per share(1)	$0.71	$0.86	$0.83	$0.78	$3.18
Diluted earnings per share(1)	$0.70	$0.84	$0.81	$0.76	$3.12
2014
Net premiums earned	$161,132	$168,604	$177,747	$179,892	$687,375
Net investment income	13,582	13,982	14,200	13,844	55,608
Net realized gains	6,501	10,431	5,708	9,542	32,182
Earnings before income taxes	41,991	52,423	48,594	46,479	189,487
Net earnings	28,969	35,725	33,254	37,497	135,445
Basic earnings per share(1)	$0.67	$0.83	$0.77	$0.87	$3.15
Diluted earnings per share(1)	$0.66	$0.82	$0.76	$0.85	$3.09

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

13. ACQUISITIONS AND DISPOSITIONS

On November 3, 2015, RLI Corp completed the sale of its subsidiary RLI Indemnity Company (RIC) to Clear Blue Financial Holdings, LLC for net sale proceeds of $7.5 million that were primarily generated from the transfer of insurance licenses. RIC was sold as a “shell,” with all business and cash flows from the company being retained by RLI Insurance Group. At the time of the sale, RIC had minimal assets and written premium and was transferring all premium and loss cash flows to RLI Ins. through a 100 percent quota share reinsurance agreement. RLI Ins. will continue to reinsure all RIC bond and insurance liabilities that existed at the date of sale, adjust claims and service the remaining in-force polices and bonds until they terminate or are moved into RLI Ins.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Our investment in Prime was $8.1 million at December 31, 2015 and $5.7 million at December 31, 2014. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $1.0 million during 2015, compared to $0.3 million during 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of RLI Corp.:

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I – VI. We also have audited RLI Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RLI Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on RLI Corp.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLI Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein. In our opinion, RLI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 26, 2016

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 103 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May  5, 2016, and the information under the following captions is included in such incorporation by reference:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,”  “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Five:  Ratification of Selection of Independent Registered Public Accounting Firm.”

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

RLI Corp.

(Registrant)

By:	/s/ Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer

Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ Kaj Ahlmann	By:	/s/ F. Lynn McPheeters
	Kaj Ahlmann, Director		F. Lynn McPheeters, Director

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ Barbara R. Allen	By:	/s/ Jonathan E. Michael
	Barbara R. Allen, Director		Jonathan E. Michael, Director

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ Michael E. Angelina	By:	/s/ James J. Scanlan
	Michael E. Angelina, Director		James J. Scanlan, Director

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ John T. Baily	By:	/s/ Michael J. Stone
	John T. Baily, Director		Michael J. Stone, Director

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ Jordan W. Graham	By:	/s/ Robert O. Viets
	Jordan W. Graham, Director		Robert O. Viets, Director

Date:	February 26, 2016	Date:	February 26, 2016

By:	/s/ Charles M. Linke
Charles M. Linke, Director

Date:	February 26, 2016

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2015

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$43,597	$43,543	$43,543
U.S. Agency	15,481	15,740	15,740
Non-U.S. Government & Agency	5,035	4,478	4,478
Agency MBS	250,060	254,892	254,892
ABS/CMBS*	91,559	91,948	91,948
Corporate	523,351	517,109	517,109
Municipal	589,073	610,400	610,400
Total available-for-sale	$1,518,156	$1,538,110	$1,538,110
Held-to-maturity	$—	$—	$—
Trading	—	—	—
Total fixed maturities	$1,518,156	$1,538,110	$1,538,110

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$131,231	$265,221	$265,221
ETFs (Ind/misc)	71,206	110,203	110,203
Total equity securities	$202,437	$375,424	$375,424
Cash & short-term investments	$17,343	$17,343	$17,343
Other invested assets	20,666	20,666	20,666
Total investments and cash	$1,758,602	$1,951,543	$1,951,543

*Non-agency asset-backed & commercial mortgage-backed

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2015	2014
ASSETS

Cash	$178	$374
Short-term investments, at cost which approximates fair value	86	177
Accounts receivable, affiliates	—	3,803
Investments in subsidiaries	881,950	903,738
Investments in unconsolidated investee	62,650	54,316
Fixed income:
Available-for-sale, at fair value (amortized cost - $45,178 in 2015 and $46,226 in 2014)	44,889	46,136
Property and equipment, at cost, net of accumulated depreciation of $765 in 2015 and $528 in 2014	2,971	3,208
Income taxes receivable - current	1,195	463
Deferred debt costs	1,114	1,258
Other assets	608	681
Total assets	$995,641	$1,014,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$408	$—
Income taxes - deferred	19,254	16,372
Bonds payable, long-term debt	149,668	149,625
Interest payable, long-term debt	2,153	2,153
Other liabilities	689	942
Total liabilities	$172,172	$169,092

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,474,342 shares in 2015 and 66,032,929 shares in 2014, and outstanding 43,544,128 shares in 2015 and 43,102,715 shares in 2014)	$66,474	$66,033
Paid in capital	221,345	213,737
Accumulated other comprehensive earnings, net of tax	123,774	171,383
Retained earnings	804,875	786,908
Deferred compensation	10,647	13,769
Treasury shares at cost (22,930,214 shares in 2015 and 2014)	(403,646)	(406,768)
Total shareholders’ equity	$823,469	$845,062
Total liabilities and shareholders’ equity	$995,641	$1,014,154

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2015	2014	2013
Net investment income	$810	$663	$652
Net realized gains (losses)	139	271	(850)
Equity in earnings of unconsolidated investee	9,893	12,009	10,915
Selling, general and administrative expenses	(9,837)	(10,222)	(8,746)
Interest expense on debt	(7,426)	(7,438)	(8,095)
Loss before income taxes	$(6,421)	$(4,717)	$(6,124)
Income tax benefit	(5,499)	(7,959)	(11,946)
Net earnings (loss) before equity in net earnings of subsidiaries	$(922)	$3,242	$5,822
Equity in net earnings of subsidiaries	138,466	132,203	120,433
Net earnings	$137,544	$135,445	$126,255
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(40)	$372	$(665)
Less: reclassification adjustment for gains included in net earnings	(90)	(176)	—
Other comprehensive income (loss) - parent only	$(130)	$196	$(665)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(47,479)	35,160	(6,478)
Other comprehensive earnings (loss)	$(47,609)	$35,356	$(7,143)
Comprehensive earnings	$89,935	$170,801	$119,112

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2015	2014	2013
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$(922)	$3,242	$5,822
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(139)	(271)	850
Depreciation	237	238	90
Other items, net	530	737	(1,789)
Change in:
Affiliate balances receivable/payable	4,211	(1,453)	1,349
Federal income taxes	14,227	3,982	5,288
Stock option excess tax benefit	(11,413)	(1,766)	(6,310)
Changes in investment in unconsolidated investee:
Undistributed earnings	(9,893)	(12,009)	(10,915)
Dividends received	—	6,600	13,200
Net cash provided by (used in) operating activities	$(3,162)	$(700)	$7,585
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(16,031)	$(30,850)	$(99,982)
Short-term investments, net	—	—	(12,963)
Property and equipment	—	—	(2,827)
Sale of:
Fixed income, available-for-sale	7,048	—	—
Short-term investments, net	91	13,217	—
Call or maturity of:
Fixed income, available-for-sale	9,507	3,235	101,000
Cash dividends received-subsidiaries	125,000	185,000	40,000
Net cash provided by investing activities	$125,615	$170,602	$25,228
Cash flows from financing activities
Stock option excess tax benefit	$11,413	$1,766	$6,310
Proceeds from stock option exercises	(3,364)	3,386	318
Proceeds from issuance of senior notes	—	—	149,571
Payment on senior notes	—	—	(99,504)
Debt issue costs paid	—	—	(1,437)
Cash dividends paid	(130,698)	(174,861)	(101,913)
Net cash used in financing activities	$(122,649)	$(169,709)	$(46,655)
Net (decrease) increase in cash	$(196)	$193	$(13,842)
Cash at beginning of year	374	181	14,023
Cash at end of year	$178	$374	$181

Interest paid on outstanding debt amounted to $7.3 million, $7.0 million and $8.4 million for 2015, 2014 and 2013, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2015, 2014 and 2013

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2015

Casualty segment	$35,464	$993,717	$260,227	$412,248	$264,068
Property segment	13,332	77,584	88,808	170,924	81,699
Surety segment	21,033	32,484	73,059	116,989	18,705

RLI Insurance Group	$69,829	$1,103,785	$422,094	$700,161	$364,472

Year ended December 31, 2014

Casualty segment	$31,334	$964,699	$237,117	$382,105	$251,958
Property segment	13,827	120,858	94,092	197,776	90,712
Surety segment	19,962	35,483	70,203	107,494	18,781

RLI Insurance Group	$65,123	$1,121,040	$401,412	$687,375	$361,451

Year ended December 31, 2013

Casualty segment	$28,553	$947,677	$228,907	$324,022	$210,665
Property segment	14,275	146,122	97,116	200,141	103,544
Surety segment	18,680	35,634	66,058	106,639	18,073

RLI Insurance Group	$61,508	$1,129,433	$392,081	$630,802	$332,282

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2015, 2014 and 2013

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2015

Casualty segment	$(45,654)	$119,529	$28,042	$435,409
Property segment	(11,848)	57,214	14,834	166,659
Surety segment	(7,925)	64,335	8,604	119,903

RLI Insurance Group	$(65,427)	$241,078	$51,480	$721,971

Year ended December 31, 2014

Casualty segment	$(52,825)	$108,747	$28,284	$395,853
Property segment	(1,123)	58,646	16,623	195,580
Surety segment	(10,894)	61,890	9,557	111,719

RLI Insurance Group	$(64,842)	$229,283	$54,464	$703,152

Year ended December 31, 2013

Casualty segment	$(61,805)	$93,463	$26,107	$362,459
Property segment	(7,273)	58,650	17,616	196,467
Surety segment	(3,403)	58,538	9,834	107,396

RLI Insurance Group	$(72,481)	$210,651	$53,557	$666,322

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2015, 2014 and 2013

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2015

Casualty	$484,435	$84,311	$12,124	$412,248	2.9%
Property	190,678	42,731	22,977	170,924	13.4%
Surety	122,067	5,701	623	116,989	0.5%

RLI Insurance Group premiums earned	$797,180	$132,743	$35,724	$700,161	5.1%

2014

Casualty	$466,821	$92,532	$7,816	$382,105	2.0%
Property	200,709	67,705	64,772	197,776	32.8%
Surety	114,110	6,906	290	107,494	0.3%

RLI Insurance Group premiums earned	$781,640	$167,143	$72,878	$687,375	10.6%

2013

Casualty	$425,105	$103,696	$2,613	$324,022	0.8%
Property	203,424	79,320	76,037	200,141	38.0%
Surety	113,040	6,642	241	106,639	0.2%

RLI Insurance Group premiums earned	$741,569	$189,658	$78,891	$630,802	12.5%

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2015, 2014 and 2013

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2015 Allowance for uncollectible reinsurance	$26,404	$—	$(493)	$25,911

2014 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

2013 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

See the accompanying report of independent registered public accounting firm on page 103 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2015, 2014 and 2013

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2015	$69,829	$1,103,785	$422,094	$700,161	$54,644
2014	$65,123	$1,121,040	$401,412	$687,375	$55,608
2013	$61,508	$1,129,433	$392,081	$630,802	$52,763

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2015	$364,472	$(65,427)	$241,078	$279,038	$721,971
2014	$361,451	$(64,842)	$229,283	$285,184	$703,152
2013	$332,282	$(72,481)	$210,651	$283,891	$666,322

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 103 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2009.
3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 6, 2011.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.
10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10‑Q for the Second Quarter ended June 30, 1993.
10.2	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S‑8 filed on May 31, 2005, File No. 333-125354.
10.3	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.4	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.5	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.6	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.7	RLI Corp. Annual Incentive Compensation Plan*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2011.
10.8	Market Value Potential (MVP), Executive Incentive Program Guideline*	Incorporated by reference to the Company’s Form 10‑K filed February 27, 2014.
10.9	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed June 3, 2014.
10.10	Credit Agreement (JP Morgan Chase Bank N.A.)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.
10.11	RLI Corp. 2015 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 7, 2015.
10.12	Consulting Agreement dated January 1, 2016 between RLI Insurance Company and Michael J. Stone**	Incorporated by reference to the Company’s Form 8-K filed on December 1, 2015.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 75.

*Management contract or compensatory plan.

**Compensatory arrangement with a director.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 118

23.1	Consent of KPMG LLP	Page 119

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 120

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 121

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 122

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 123

101	XBRL-Related Documents	Attached as Exhibit 101