Form 10-Q
period 2016-03-31
RLI CORP
filed 2016-04-25
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 13, 2016, the number of shares outstanding of the registrant’s Common Stock was 43,671,676.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2016	2015

Net premiums earned	$176,918	$169,003
Net investment income	13,370	13,495
Net realized investment gains	11,400	13,286
Consolidated revenue	$201,688	$195,784
Losses and settlement expenses	81,171	80,861
Policy acquisition costs	62,243	58,973
Insurance operating expenses	12,200	11,531
Interest expense on debt	1,857	1,856
General corporate expenses	2,375	2,244
Total expenses	$159,846	$155,465
Equity in earnings of unconsolidated investees	3,751	4,194
Earnings before income taxes	$45,593	$44,513
Income tax expense	14,200	13,915
Net earnings	$31,393	$30,598

Other comprehensive earnings (loss), net of tax	21,763	(7,595)
Comprehensive earnings	$53,156	$23,003

Earnings per share:
Basic:

Basic net earnings per share	$0.72	$0.71
Basic comprehensive earnings per share	$1.22	$0.53

Diluted:

Diluted net earnings per share	$0.71	$0.70
Diluted comprehensive earnings per share	$1.20	$0.52

Weighted average number of common shares outstanding
Basic	43,597	43,141
Diluted	44,361	43,992

Cash dividends paid per common share	$0.19	$0.18

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2016	2015

ASSETS
Investments
Fixed income
Available-for-sale, at fair value (amortized cost - $1,512,806 at 3/31/16 and $1,518,156 at12/31/15)	$1,556,968	$1,538,110
Equity securities available-for-sale, at fair value (cost - $207,302 at 3/31/16 and $202,437 at 12/31/15)	389,551	375,424
Short-term investments, at cost which approximates fair value	19,405	6,262
Other invested assets	25,279	20,666
Cash	14,569	11,081
Total investments and cash	$2,005,772	$1,951,543
Accrued investment income	13,261	14,878
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $15,168 at 3/31/16 and $14,898 at 12/31/15	115,183	143,662
Ceded unearned premium	49,164	52,833
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,497 at 3/31/16 and $11,885 at 12/31/15	297,240	297,844
Deferred policy acquisition costs	69,489	69,829
Property and equipment, at cost, net of accumulated depreciation of $39,910 at 3/31/16 and $38,447 at 12/31/15	49,658	47,102
Investment in unconsolidated investees	74,548	70,784
Goodwill and intangibles	72,232	71,294
Other assets	13,307	15,696
TOTAL ASSETS	$2,759,854	$2,735,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,121,363	$1,103,785
Unearned premiums	407,606	422,094
Reinsurance balances payable	15,588	37,556
Funds held	54,094	54,254
Income taxes-deferred	76,186	63,993
Bonds payable, long-term debt	148,601	148,554
Accrued expenses	33,558	55,742
Other liabilities	30,664	26,018
TOTAL LIABILITIES	$1,887,660	$1,911,996

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,601,890 shares issued, 43,671,676 shares outstanding at 3/31/16)
(66,474,342 shares issued, 43,544,128 shares outstanding at 12/31/15)	$66,602	$66,474
Paid-in capital	225,072	221,345
Accumulated other comprehensive earnings	145,537	123,774
Retained earnings	827,982	804,875
Deferred compensation	10,585	10,647
Less: Treasury shares at cost
(22,930,214 shares at 3/31/16 and 12/31/15)	(403,584)	(403,646)
TOTAL SHAREHOLDERS’ EQUITY	$872,194	$823,469
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,759,854	$2,735,465

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2016	2015

Net cash provided by operating activities	$21,266	$23,407
Cash Flows from Investing Activities
Investments purchased	$(128,242)	$(196,468)
Investments sold	114,930	140,445
Investments called or matured	19,800	39,781
Net change in short-term investments	(14,897)	2,572
Net property and equipment purchased	(4,088)	(1,062)
Investment in equity method investee	-	(1,711)
Acquisition of agency	(850)	-
Net cash used in investing activities	$(13,347)	$(16,443)

Cash Flows from Financing Activities
Cash dividends paid	$(8,286)	$(7,766)
Stock plan share issuance	1,480	330
Excess tax benefit from exercise of stock options	2,375	1,366
Net cash used in financing activities	$(4,431)	$(6,070)

Net increase in cash	$3,488	$894
Cash at the beginning of the period	$11,081	$30,620
Cash at March 31	$14,569	$31,514

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2015 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2016 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B.  ADOPTED ACCOUNTING STANDARDS

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

This ASU was issued to simplify the presentation of debt issuance costs by requiring them to be presented in the balance sheet as a direct deduction from the carrying amount of the related recognized debt liability, consistent with debt discounts. We adopted ASU 2015-03 on January 1, 2016 on a retrospective basis. Our adoption of the new standard resulted in a $1.1 million decrease to long-term debt and other assets at December 31, 2015.

C.  PROSPECTIVE ACCOUNTING STANDARDS

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

ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet completed the analysis of how adopting this ASU will affect our financial statements.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $72.2 million and $71.3 million at March 31, 2016 and December 31, 2015, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	March 31,	December 31,
Reporting Unit	2016	2015
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
P&C package business	5,246	5,246
Medical professional liability	12,434	12,434
Total goodwill	$58,496	$58,496

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $4,911 at 3/31/16 and $4,678 at 12/31/15	6,236	5,298
Total intangibles	$13,736	$12,798

Total goodwill and intangibles	$72,232	$71,294

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the first quarters of 2016 and 2015. Definite-lived intangibles increased during the first quarter of 2016 as a result of the acquisition of assets from an insurance agency. Separately identifiable assets of the agency totaled $1.2 million and related primarily to acquired software, trade name and agency relationships.

Annual impairment testing was performed on each of our existing goodwill and indefinite-lived intangible assets during 2015. Based upon these reviews, none of the assets were impaired. In addition, as of March 31, 2016, there were no triggering events that occurred that would suggest an updated review was necessary.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2016			Ended March 31, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$31,393	43,597	$0.72	$30,598	43,141	$0.71
Effect of Dilutive Securities
Stock options	-	764		-	851

Diluted EPS
Income available to common shareholders	$31,393	44,361	$0.71	$30,598	43,992	$0.70

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first three months of 2016 were $21.8 million, compared to unrealized losses, net of tax, of $7.6 million during the same period last year. Unrealized gains in the first quarter of 2016 were primarily due to a decline in interest rates, increasing the value of the fixed income portfolio, and was aided by positive pricing movements for equity securities. In 2015, unrealized losses were the result of declines in the equity portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2016	2015

Beginning balance	$123,774	$171,383
Other comprehensive earnings before reclassifications	29,171	996
Amounts reclassified from accumulated other comprehensive earnings	(7,408)	(8,591)
Net current-period other comprehensive earnings (loss)	$21,763	$(7,595)
Ending balance	$145,537	$163,788

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2016	2015	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$11,397	$13,217	Net realized investment gains
	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$11,397	$13,217	Earnings before income taxes
	(3,989)	(4,626)	Income tax expense
	$7,408	$8,591	Net earnings

2.    INVESTMENTS

Our investments include fixed income debt securities and common stock equity securities. As disclosed in our 2015 Annual Report on Form 10-K, we present all of our investments as available-for-sale, which are carried at fair value. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2016 and December 31, 2015 were as follows:

Available-for-sale
(in thousands)
	3/31/2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$86,872	$1,333	$-	$88,205
U.S. agency	15,482	761	(1)	16,242
Non-U.S. govt. & agency	7,009	87	(317)	6,779
Agency MBS	242,377	8,736	(298)	250,815
ABS/CMBS*	89,522	1,899	(123)	91,298
Corporate	554,865	15,656	(10,532)	559,989
Municipal	516,679	26,962	(1)	543,640
Total Fixed Income	$1,512,806	$55,434	$(11,272)	$1,556,968

Equity	$207,302	$183,020	$(771)	$389,551

Available-for-sale
(in thousands)
	12/31/2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$43,597	$58	$(112)	$43,543
U.S. agency	15,481	306	(47)	15,740
Non-U.S. govt. & agency	5,035	-	(557)	4,478
Agency MBS	250,060	6,451	(1,619)	254,892
ABS/CMBS*	91,559	995	(606)	91,948
Corporate	523,351	8,565	(14,807)	517,109
Municipal	589,073	21,375	(48)	610,400
Total Fixed Income	$1,518,156	$37,750	$(17,796)	$1,538,110

Equity	$202,437	$174,443	$(1,456)	$375,424

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2016:

	3/31/2016
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$22,792	$22,975
Due after one year through five years	304,023	307,732
Due after five years through 10 years	567,054	585,434
Due after 10 years	287,038	298,714
Mtge/ABS/CMBS*	331,899	342,113
Total available-for-sale	$1,512,806	$1,556,968

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2016 unrealized losses, as shown in the following tables, were 0.6 percent of total invested assets. Unrealized losses decreased in 2016, due largely to interest rates declines during the first quarter.

	March 31, 2016			December 31, 2015
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—	$36,000	$—	$36,000
Cost or amortized cost	—	—	—	36,112	—	36,112
Unrealized Loss	$—	$—	$—	$(112)	$—	$(112)

U.S. Agency
Fair value	$4,001	$—	$4,001	$8,070	$—	$8,070
Cost or amortized cost	4,002	—	4,002	8,117	—	8,117
Unrealized Loss	$(1)	$—	$(1)	$(47)	$—	$(47)

Non-U.S. government
Fair value	$3,737	$—	$3,737	$4,478	$—	$4,478
Cost or amortized cost	4,054	—	4,054	5,035	—	5,035
Unrealized Loss	$(317)	$—	$(317)	$(557)	$—	$(557)

Agency MBS
Fair value	$5,779	$25,039	$30,818	$100,424	$18,520	$118,944
Cost or amortized cost	5,815	25,301	31,116	101,473	19,090	120,563
Unrealized Loss	$(36)	$(262)	$(298)	$(1,049)	$(570)	$(1,619)

ABS/CMBS*
Fair value	$12,833	$7,221	$20,054	$51,091	$8,364	$59,455
Cost or amortized cost	12,862	7,315	20,177	51,562	8,499	60,061
Unrealized Loss	$(29)	$(94)	$(123)	$(471)	$(135)	$(606)

Corporate
Fair value	$101,587	$47,606	$149,193	$275,404	$15,174	$290,578
Cost or amortized cost	105,798	53,927	159,725	285,515	19,870	305,385
Unrealized Loss	$(4,211)	$(6,321)	$(10,532)	$(10,111)	$(4,696)	$(14,807)

Municipal
Fair value	$1,902	$—	$1,902	$8,462	$2,418	$10,880
Cost or amortized cost	1,903	—	1,903	8,504	2,424	10,928
Unrealized Loss	$(1)	$—	$(1)	$(42)	$(6)	$(48)

Subtotal, fixed income
Fair value	$129,839	$79,866	$209,705	$483,929	$44,476	$528,405
Cost or amortized cost	134,434	86,543	220,977	496,318	49,883	546,201
Unrealized Loss	$(4,595)	$(6,677)	$(11,272)	$(12,389)	$(5,407)	$(17,796)

Equity securities
Fair value	$8,624	$—	$8,624	$16,476	$—	$16,476
Cost or amortized cost	9,395	—	9,395	17,932	—	17,932
Unrealized Loss	$(771)	$—	$(771)	$(1,456)	$—	$(1,456)

Total
Fair value	$138,463	$79,866	$218,329	$500,405	$44,476	$544,881
Cost or amortized cost	143,829	86,543	230,372	514,250	49,883	564,133
Unrealized Loss	$(5,366)	$(6,677)	$(12,043)	$(13,845)	$(5,407)	$(19,252)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2016 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$102,457	$101,196	$(1,261)	11.2%
2	BBB	Baa	58,657	55,757	(2,900)	25.7%
3	BB	Ba	21,337	18,745	(2,592)	23.0%
4	B	B	35,942	32,230	(3,712)	32.9%
5	CCC or lower	Caa or lower	2,584	1,777	(807)	7.2%
6			—	—	—	—
		Total	$220,977	$209,705	$(11,272)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 279 securities in an unrealized loss position as of March 31, 2016. The $11.3 million in associated unrealized losses for these 279 securities represents 0.7 percent of the fixed income portfolio’s cost basis. Of these 279 securities, 70 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of March 31, 2016, we held four common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.8 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of other invested assets, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $18.6 million at March 31, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the first quarter of 2016 compared to $0.3 million during the first quarter of 2015. Our investment in FHLBC stock totaled $1.6 million at March 31, 2016 and December 31, 2015. Our investment in the real estate fund totaled $5.0 million, the same amount as December 31, 2015.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $14.6 million at the end of the first quarter of 2016, compared to $11.1 million at the end of 2015. Short-term investments are carried at cost, which approximates fair value. The balance at March 31, 2016 was $19.4 million, compared to $6.3 million at December 31, 2015.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$88,205	$—	$88,205
U.S. agency	—	16,242	—	16,242
Non-U.S. govt. & agency	—	6,779	—	6,779
Agency MBS	—	250,815	—	250,815
ABS/CMBS*	—	91,298	—	91,298
Corporate	—	559,989	—	559,989
Municipal	—	543,640	—	543,640
Equity	389,551	—	—	389,551
Total available-for-sale securities	$389,551	$1,556,968	$—	$1,946,519

	As of December 31, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$43,543	$—	$43,543
U.S. agency	—	15,740	—	15,740
Non-U.S. govt. & agency	—	4,478	—	4,478
Agency MBS	—	254,892	—	254,892
ABS/CMBS*	—	91,948	—	91,948
Corporate	—	517,109	—	517,109
Municipal	—	610,400	—	610,400
Equity	375,424	—	—	375,424
Total available-for-sale securities	$375,424	$1,538,110	$—	$1,913,534

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2016.

4.  INCOME TAXES

Our effective tax rate for the three-month period ended March 31, 2016 was 31.1 percent, compared to 31.3 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the three month period ended March 31, 2016 due to an increase in tax-favored investment income.

Income tax expense attributable to income from operations for the three-month period ended March 31, 2016 and 2015 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended March 31,
	2016		2015
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$15,958	35.0%	$15,580	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,100)	(2.4)%	(962)	(2.2)%
Dividends received deduction	(565)	(1.2)%	(577)	(1.3)%
ESOP dividends paid deduction	(232)	(0.5)%	(220)	(0.5)%
Other items, net	139	0.2%	94	0.3%
Total tax expense	$14,200	31.1%	$13,915	31.3%

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

In 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (2010 LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the 2010 LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. The 2010 LTIP provided for equity-based compensation, including stock options, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2010 and 2015, we granted 2,878,000 stock options under the 2010 LTIP. The 2010 LTIP was replaced in the second quarter of 2015.

During the second quarter of 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 546,500 stock options under the 2015 LTIP, including 36,500 thus far in 2016.

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

The following tables summarize option activity for the periods ended March 31, 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	36,500	$61.27
Options exercised	(168,480)	$19.00		$7,619
Options canceled/forfeited	(5,440)	$33.69
Outstanding options at March 31, 2016	2,444,800	$33.78	4.99	$80,880
Exercisable options at March 31, 2016	966,100	$27.24	3.62	$38,280

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	53,500	$48.82
Options exercised	(148,952)	$16.66		$4,908
Options canceled/forfeited	(3,760)	$30.09
Outstanding options at March 31, 2015	2,793,505	$27.60	5.11	$69,299
Exercisable options at March 31, 2015	1,141,065	$20.84	3.90	$36,022

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2016, 36,500 stock options were granted with a weighted average exercise price of $61.27 and a weighted average fair value of $11.32. We recognized $0.9 million of expense in the first quarter of 2016 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the first quarter of 2016 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.2 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the first quarter of 2015. We recorded a tax benefit of $0.3 million in the first quarter of 2015 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2016		2015

Weighted-average fair value of grants	$11.32		$8.97
Risk-free interest rates	1.38%		1.19%
Dividend yield	1.60%		1.80%
Expected volatility	23.11%		22.98%
Expected option life	5.31	years	5.43	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was calculated based on the average annualized ordinary dividends paid during the most recent five-year period. It excluded the special dividends paid in the fourth quarters of 2015 and prior years. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

6.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2016	2015
Casualty	$108,593	$98,768
Property	38,685	42,118
Surety	29,640	28,117
Net premiums earned	$176,918	$169,003
Net investment income	13,370	13,495
Net realized gains	11,400	13,286
Total consolidated revenue	$201,688	$195,784

NET EARNINGS
(in thousands)	2016	2015
Casualty	$9,106	$5,272
Property	6,198	8,176
Surety	6,000	4,190
Net underwriting income	$21,304	$17,638
Net investment income	13,370	13,495
Net realized gains	11,400	13,286
General corporate expense and interest on debt	(4,232)	(4,100)
Equity in earnings of unconsolidated investees	3,751	4,194
Total earnings before income taxes	$45,593	$44,513
Income tax expense	14,200	13,915
Total net earnings	$31,393	$30,598

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2016	2015

Casualty
Commercial and personal umbrella	$27,130	$25,297
General liability	20,013	19,972
Professional services	18,538	17,080
Commercial transportation	18,274	14,681
P&C package business	10,900	9,649
Executive products	4,835	4,685
Medical professional liability	3,815	3,104
Other casualty	5,088	4,300
Total	$108,593	$98,768

Property
Commercial property	$17,596	$19,903
Marine	12,300	11,917
Specialty personal	6,308	6,790
Property reinsurance	2,762	3,017
Crop reinsurance	(281)	465
Other property	-	26
Total	$38,685	$42,118

Surety
Miscellaneous	$11,097	$10,168
Commercial	7,354	6,901
Contract	6,743	6,830
Energy	4,446	4,218
Total	$29,640	$28,117

Grand Total	$176,918	$169,003

7.  ACQUISITION

On February 29, 2016, we acquired the assets of Associations Liability Insurance Agency, Inc. for $1.2 million, which includes $0.9 million of cash paid at acquisition and $0.3 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. Separately identifiable assets of the agency totaling $1.2 million and relating to acquired software, trade name and agency relationships was recognized.

On March 4, 2015 we invested an additional $1.7 million in Prime Holdings Insurance Services, Inc. (Prime), increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.5 million in the first three months of 2016 and 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 20 consecutive years, averaging an 87.3 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty excess and surplus insurance company, has also enhanced overall returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and facultative and treaty reinsurance including crop. We also offer select personal lines policies, such as recreational vehicle, jewelry and Hawaii homeowners coverages. While our marine and facultative reinsurance coverages are predominantly domestic risks, these portfolios do contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. Our assumed multi-peril crop and hail treaty reinsurance business covers revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Significant aggregation of these losses is mitigated by the U.S. Federal Government reinsurance program that provides stop loss protection inuring to our benefit. As noted in previous filings, our assumed crop reinsurance business was reduced for 2015 and expired at the end of the 2015 crop year due to the acquisition of the cedant, which terminated the program. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2015 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses on investments, general corporate expenses, debt costs and earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2015 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Consolidated revenues, as displayed in the table that follows, totaled $201.7 million for the first quarter of 2016, compared to $195.8 million for the same period in 2015.

	For the Three-Month Periods
	Ended March 31,
	2016	2015
Consolidated revenues (in thousands)
Net premiums earned	$176,918	$169,003
Net investment income	13,370	13,495
Net realized investment gains	11,400	13,286
Total consolidated revenue	$201,688	$195,784

Consolidated revenue for the first quarter of 2016 increased $5.9 million, or 3 percent, from the same period in 2015. Net premiums earned for the Group increased 5 percent for the quarter, driven by growth from our casualty and surety segments, while investment income declined slightly, down 1 percent.

Net after-tax earnings for the first quarter of 2016 totaled $31.4 million, $0.71 per diluted share, compared to $30.6 million, $0.70 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss reserves. Both periods also benefited from light catastrophe activity, as storm losses had a negligible effect on results for each period. In the first quarter of 2016, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $12.5 million. Comparatively, in the first quarter of 2015 favorable development on prior years’ loss reserves resulted in additional pretax earnings of $8.0 million. Bonus and profit sharing-related expenses associated with the above mentioned prior year reserve development totaled $1.6 million in 2016, compared to $1.0 million in 2015.

During the first quarter of 2016, equity in earnings of unconsolidated investees totaled $3.8 million. This amount includes $3.3 million from Maui Jim and $0.5 million from Prime. Comparatively, the first quarter of 2015 reflected $4.2 million of earnings, including $3.7 million from Maui Jim and $0.5 million from Prime. The slight decline in Maui Jim earnings for 2016 was due to increased marketing efforts and unfavorable foreign exchange results.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $53.2 million, $1.20 per diluted share, for the first quarter of 2016, compared to $23.0 million, $0.52 per diluted share, for the first quarter of 2015. Unrealized gains, net of tax, for the first quarter of 2016 were $21.8 million, compared to unrealized losses of $7.6 million for the same period in 2015. Unrealized gains in the first quarter of 2016 were attributable to both the fixed income and equity portfolios. The unrealized gains in the fixed income portfolio were driven by a decline in interest rates during the quarter.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $196.2 million for the first quarter of 2016. Growth was achieved by our casualty and surety segments, which improved 9 percent and 7 percent, respectively, and served to offset a decline from our property segment. The combined impact of our recent exit from crop and facultative reinsurance businesses, coupled with ever-softening rates for excess and surplus property coverages, resulted in the decline in gross premiums written from property this quarter. The trend of falling rates for catastrophe exposed coverages continued in the first part of 2016, down 15 percent, while rate changes experienced for most other coverages were in the low to mid-single digit range. On a net premiums earned basis, premiums increased $7.9 million, or 5 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 10 percent and 5 percent, respectively, from the prior year, and offset an 8 percent decline from the property segment. Underwriting income for the Group totaled $21.3 million for the first quarter of 2016, compared to $17.6 million in 2015. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $10.9 million in 2016, compared to $7.0 million in 2015. The GAAP combined ratio totaled 88.0 in 2016, compared to 89.5 in 2015. The loss ratio decreased to 45.9 from 47.8, while the Group’s expense ratio increased slightly to 42.1 from 41.7.

	For the Three-Month Periods
	Ended March 31,
	2016	2015
Gross premiums written (in thousands)
Casualty	$124,051	$113,907
Property	41,645	48,096
Surety	30,553	28,564
Total	$196,249	$190,567

Underwriting income (in thousands)
Casualty	$9,106	$5,272
Property	6,198	8,176
Surety	6,000	4,190
Total	$21,304	$17,638

Combined ratio
Casualty	91.6	94.7
Property	84.0	80.6
Surety	79.8	85.1
Total	88.0	89.5

Casualty

Gross premiums written for the casualty segment increased 9 percent to $124.1 million for the first quarter of 2016, compared to $113.9 million for the first quarter of 2015. Most products within the segment posted an increase in gross premiums written, as expansion efforts and newer product initiatives contributed to the improved top line. Growth continued for our transportation unit, which posted a 15 percent increase in the quarter, its fourth consecutive quarter of double digit premium growth. Favorable pricing also benefited this business in early 2016, continuing the trend seen in recent periods. Our medical professional liability business contributed significantly to growth in the first quarter of 2016, posting $8.9 million of gross premiums written, which doubled production from the prior year. The increase in 2016 related to liability coverage offerings for healthcare facilities. Premium growth in the quarter was also noteworthy from our P&C package business, up $1.2 million (10 percent) and umbrella coverages, which increased $2.0 million (7 percent). Growth from these products more than offset declines from our executive products and general liability businesses, which decreased 2 percent and 1 percent, respectively, due to increased competition and declining rates for these coverages.

The casualty segment recorded underwriting income of $9.1 million in the first quarter of 2016, compared to $5.3 million for the same period last year. Results for both periods benefited from favorable development on prior years’ loss reserves. As a result of our reserve study, during the first quarter of 2016 we released reserves which improved the segment’s net underwriting results by $11.0 million. Products with favorable development included general liability, umbrella, professional services, executive products and P&C package, while transportation was unfavorable. From an accident year standpoint, the majority of the favorable development occurred on more recent accident years. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, transportation and P&C package, slightly offset by unfavorable development from our executive products business. In total, favorable development improved the segment’s net underwriting results in the first quarter of 2015 by $7.6 million.

Overall, the combined ratio for the casualty segment was 91.6 for 2016, compared to 94.7 in 2015. The segment’s loss ratio was 55.9 in 2016, compared to 59.4 in 2015. The loss ratio improvement in 2016 was due primarily to higher levels of favorable development on prior years’ reserves. The current accident year loss ratio also improved slightly in 2016. The expense ratio for the casualty segment was 35.7 for the first quarter of 2016, compared to 35.3 for the same period in 2015.

Property

Gross premiums written for the Group’s property segment totaled $41.6 million for the first quarter of 2016, a $6.5 million (13 percent) decrease from the same period last year. Of this decline, $3.5 million related to our previously announced exits from crop and facultative reinsurance businesses. The remaining premium decrease was driven largely by ongoing competitive pressures and price declines for excess and surplus commercial property coverages and reunderwriting efforts in our recreational vehicles book of business. Commercial property business, which includes our difference in conditions and fire products, posted premium declines of $0.7 million (8 percent) and $1.5 million (10 percent), respectively. Our recreational vehicles line declined as well, down 25 percent to $2.6 million, as efforts to rehabilitate this specialty personal business in order to attain profitability continued. Top line production also decreased modestly for marine, which was down $0.6 million (5 percent) in the quarter. Partially offsetting these decreases, gross premiums written from our specialty personal coverages for Hawaii homeowners increased 8 percent.

Underwriting income for the segment was $6.2 million for the first quarter of 2016, compared to $8.2 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and an absence of significant catastrophe activity. Catastrophe losses reduced net underwriting results for 2016 by $0.2 million, and did not impact 2015 underwriting results. From a prior accident year standpoint, both periods were minimally impacted by development on prior years’ loss and catastrophe reserves

Underwriting results for the first quarter of 2016 translated into a combined ratio of 84.0, compared to 80.6 for the same period last year. The segment’s loss ratio increased slightly to 39.3 in 2016 from 38.1 in 2015, as the current accident year loss ratio was 2 points better in 2015. From an expense standpoint, the segment’s expense ratio for the first quarter was 44.7 for 2016, compared to 42.5 in 2015. The increased expense ratio relates primarily to the overall decline in premium.

Surety

The surety segment recorded gross premiums written of $30.6 million for the first quarter of 2016, an increase of $2.0 million, or 7 percent, from the same period last year. Growth within the segment was driven by miscellaneous and commercial surety, up 12 percent and 9 percent, respectively, while contract surety posted a flat top line. Premiums from energy surety were down slightly, as lower oil prices continued to impact this business.

The surety segment recorded underwriting income of $6.0 million, compared to $4.2 million for the same period last year. Underwriting performance for each period reflects positive results for the current accident year. Results for 2016 included favorable development on prior accident years’ reserves, largely from contract surety, which improved the segments net underwriting results by $0.3 million. Comparatively, 2015 results included unfavorable development on prior accident years’ loss reserves which impacted the segment’s net underwriting results by $0.3 million. The unfavorable development in 2015 was also due largely to contract surety business.

The combined ratio for the surety segment totaled 79.8 for the first quarter of 2016, compared to 85.1 for the same period in 2015. The segment’s loss ratio was 17.6 for 2016, compared to 22.1 for 2015. The loss ratio decrease was due to a combination of improved current accident year loss ratio performance and the benefit from favorable development on prior years’ reserves in 2016. The expense ratio improved slightly to 62.2 for the first quarter of 2016, from 63.0 in the first quarter of 2015, as premium growth allowed for improved leveraging of our expense base.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.4 million during the first quarter of 2016, a decrease of 0.9 percent from that reported for the same period in 2015. The decrease in investment income was due to the current lower yield environment as well as a higher allocation to municipal securities, which exhibit lower yields on a pretax basis. On an after-tax basis, investment income increased by 0.6 percent.

	3/31/2016		12/31/2015
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,556,968	77.6%	$1,538,110	78.8%
Equity securities	389,551	19.4%	375,424	19.2%
Other invested assets	25,279	1.3%	20,666	1.1%
Cash and short-term investments	33,974	1.7%	17,343	0.9%
Total	$2,005,772	100.0%	$1,951,543	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first quarter of 2016 and 2015 were as follows:

	1Q 2016	1Q 2015
Pretax Yield
Taxable	3.34%	3.45%
Tax-Exempt	2.73%	2.85%
After-Tax Yield
Taxable	2.17%	2.24%
Tax-Exempt	2.59%	2.70%

The fixed income portfolio increased by $18.9 million in the first three months of 2016. The increase is primarily due to lower interest rates, resulting in higher valuations for fixed income securities. This portfolio had a tax-adjusted total return on a mark-to-market basis of 2.6 percent. Average fixed income duration was 5.0 years at March 31, 2016, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $14.1 million during the first three months of 2016, to $389.6 million, and had a total return of 5.7 percent through March 31, 2016.

We recognized $11.4 million in realized gains in the first quarter of 2016, compared to realized gains of $13.3 million in the same period of 2015. Realized gains were primarily taken from the equity portfolio. We did not record any realized losses associated with OTTI of securities during the first quarter of 2016.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2016, including fair value, cost basis and unrealized gains and losses.

	3/31/2016
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$8,335	$21,714	$13,379	$—	$13,379
Consumer staples	12,792	30,544	17,806	(54)	17,752
Energy	14,411	24,324	10,374	(461)	9,913
Financials	31,512	48,056	16,800	(256)	16,544
Healthcare	3,445	17,056	13,611	—	13,611
Industrials	13,185	28,504	15,319	—	15,319
Information technology	14,740	29,120	14,380	—	14,380
Materials	2,220	6,669	4,449	—	4,449
Telecommunications	3,192	10,696	7,504	—	7,504
Utilities	27,606	52,714	25,108	—	25,108
ETF	75,864	120,154	44,290	—	44,290
	$207,302	$389,551	$183,020	$(771)	$182,249

INCOME TAXES

Our effective tax rate for the first quarter of 2016 was 31.1 percent, compared to 31.3 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the first quarter of 2016 was slightly lower due to an increase in tax-favored investment income.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2016 and 2015:

	2016	2015
	(in thousands)
Operating cash flows	$21,266	$23,407
Investing cash flows	$(13,347)	$(16,443)
Financing cash flows	$(4,431)	$(6,070)
Total	$3,488	$894

Operating activities generated positive cash flows of $21.3 million in the first three months of 2016, compared to $23.4 million in the same period last year. The decrease in operating cash flows was due largely to an increase in paid losses compared to that reported for the same period in 2015.

We have $148.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2015 was $161.0 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2016, we had cash, short-term investments and other investments maturing within one year of approximately $56.9 million and an additional $307.7 million maturing between one to five years. As of March 31, 2016, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the three-month period ended March 31, 2016, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2015, there were no outstanding borrowing amounts with FHLBC.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We have not had any liquidity issues affecting our operations as we have sufficient cash flow to support operations. In addition to our bank credit facility and FHLBC membership, our highly liquid investment portfolio provides an additional source of liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2016, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at March 31, 2016, have increased $54.2 million from December 31, 2015.

As of March 31, 2016, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$86,872	$88,205	$1,333	4.4%	AAA
U.S. agency	15,482	16,242	760	0.8%	AA+
Non-U.S. govt. & agency	7,009	6,779	(230)	0.3%	BBB+
Agency MBS	242,377	250,815	8,438	12.5%	AAA
ABS/CMBS**	89,522	91,298	1,776	4.6%	AAA
Corporate	554,865	559,989	5,124	27.9%	BBB+
Municipal	516,679	543,640	26,961	27.1%	AA
Total Fixed Income	$1,512,806	$1,556,968	$44,162	77.6%	AA-

Equity	$207,302	$389,551	$182,249	19.4%

Other Invested Assets	$25,279	$25,279	$—	1.3%

Cash and Short-Term Investments	$33,974	$33,974	$—	1.7%

Total Portfolio	$1,779,361	$2,005,772	$226,411	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2016, our fixed income portfolio had the following rating distribution:

AAA	34.9%
AA	28.1%
A	18.5%
BBB	11.9%
BB	3.2%
B	2.7%
CCC	0.2%
NR	0.5%
Total	100.0%

As of March 31, 2016, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,049 individual issues as of March 31, 2016.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2016, we had $47.9 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of March 31, 2016, we had $43.4 million in commercial mortgage backed securities (CMBS) and $250.8 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.6 percent of our investment portfolio at quarter end.

We had $560.0 million in corporate fixed income securities as of March 31, 2016. As of March 31, 2016, we had $66.0 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2016, we had $543.6 million in municipal securities. As of March 31, 2016, approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At March 31, 2016, our equity portfolio had a fair value of $389.6 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2016, our equity portfolio had a dividend yield of 2.8 percent, compared to 2.2 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include three investments in low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Our LIHTC interests had a balance of $18.6 million at March 31, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the first quarter of 2016 compared to $0.3 million during the first quarter of 2015. Our investment in FHLBC stock totaled $1.6 million at March 31, 2016 and December 31, 2015. Our investment in the real estate fund totaled $5.0 million, the same amount as December 31, 2015.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2016, our capital structure consisted of $148.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $872.2 million of shareholders’ equity. Debt outstanding comprised 14.6 percent of total capital as of March 31, 2016. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2016, the same amount as the previous year. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the three-month periods ended March 31, 2016 and 2015.

We paid a quarterly cash dividend of $0.19 per share on March 18, 2016, the same amount as the prior quarter. We have paid dividends for 159 consecutive quarters and increased dividends in each of the last 40 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2016, our holding company had $872.2 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $48.2 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first three months of 2016, RLI Ins. paid a total of $13.2 million in ordinary dividends to RLI Corp. In 2015, our principal insurance subsidiary paid ordinary dividends totaling $125.0 million to RLI Corp. No extraordinary dividends were paid during 2015 or 2014. As of March 31, 2016, $65.0 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA-,” with 81 percent rated “A” or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2015 Annual Report on Form 10-K.

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

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2016. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 25, 2016