Form 10-Q
period 2016-06-30
RLI CORP
filed 2016-07-25
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2016, the number of shares outstanding of the registrant’s Common Stock was 43,794,937.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2016	2015

Net premiums earned	$180,226	$172,339
Net investment income	13,048	13,431
Net realized gains	2,710	4,802
Consolidated revenue	$195,984	$190,572
Losses and settlement expenses	80,277	64,549
Policy acquisition costs	60,521	59,487
Insurance operating expenses	13,412	13,467
Interest expense on debt	1,856	1,857
General corporate expenses	2,768	2,748
Total expenses	$158,834	$142,108
Equity in earnings of unconsolidated investees	5,191	6,186
Earnings before income taxes	$42,341	$54,650
Income tax expense	13,264	17,465
Net earnings	$29,077	$37,185

Other comprehensive earnings (loss), net of tax	19,066	(24,932)
Comprehensive earnings	$48,143	$12,253

Earnings per share:
Basic:

Basic net earnings per share	$0.67	$0.86
Basic comprehensive earnings per share	$1.10	$0.28

Diluted:

Diluted net earnings per share	$0.65	$0.84
Diluted comprehensive earnings per share	$1.08	$0.28

Weighted average number of common shares outstanding
Basic	43,721	43,210
Diluted	44,423	44,019

Cash dividends paid per common share	$0.20	$0.19

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2016	2015

Net premiums earned	$357,144	$341,342
Net investment income	26,418	26,926
Net realized gains	14,110	18,088
Consolidated revenue	$397,672	$386,356
Losses and settlement expenses	161,448	145,410
Policy acquisition costs	122,764	118,460
Insurance operating expenses	25,612	24,998
Interest expense on debt	3,713	3,713
General corporate expenses	5,143	4,992
Total expenses	$318,680	$297,573
Equity in earnings of unconsolidated investees	8,942	10,380
Earnings before income taxes	$87,934	$99,163
Income tax expense	27,464	31,380
Net earnings	$60,470	$67,783

Other comprehensive earnings (loss), net of tax	40,829	(32,527)
Comprehensive earnings	$101,299	$35,256

Earnings per share:
Basic:

Basic net earnings per share	$1.39	$1.57
Basic comprehensive earnings per share	$2.32	$0.82

Diluted:

Diluted net earnings per share	$1.36	$1.54
Diluted comprehensive earnings per share	$2.28	$0.80

Weighted average number of common shares outstanding
Basic	43,659	43,176
Diluted	44,381	44,008

Cash dividends paid per common share	$0.39	$0.37

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2016	2015

ASSETS
Investments
Fixed income
Available-for-sale, at fair value (amortized cost - $1,564,819 at 6/30/16 and $1,518,156 at12/31/15)	$1,631,953	$1,538,110
Equity securities available-for-sale, at fair value (cost - $210,622 at 6/30/16 and $202,437 at 12/31/15)	398,825	375,424
Short-term investments, at cost which approximates fair value	13,491	6,262
Other invested assets	24,891	20,666
Cash	29,639	11,081
Total investments and cash	$2,098,799	$1,951,543
Accrued investment income	14,303	14,878
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $15,609 at 6/30/16 and $14,898 at 12/31/15	148,894	143,662
Ceded unearned premium	52,536	52,833
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,096 at 6/30/16 and $11,885 at 12/31/15	289,856	297,844
Deferred policy acquisition costs	75,416	69,829
Property and equipment, at cost, net of accumulated depreciation of $41,054 at 6/30/16 and $38,447 at 12/31/15	52,605	47,102
Investment in unconsolidated investees	80,144	70,784
Goodwill and intangibles	64,785	71,294
Other assets	14,875	15,696
TOTAL ASSETS	$2,892,213	$2,735,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,123,472	$1,103,785
Unearned premiums	445,620	422,094
Reinsurance balances payable	17,679	37,556
Funds held	72,558	54,254
Income taxes-deferred	86,930	63,993
Bonds payable, long-term debt	148,648	148,554
Accrued expenses	39,352	55,742
Other liabilities	44,420	26,018
TOTAL LIABILITIES	$1,978,679	$1,911,996

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,704,751 shares issued, 43,774,537 shares outstanding at 6/30/16)
(66,474,342 shares issued, 43,544,128 shares outstanding at 12/31/15)	$66,705	$66,474
Paid-in capital	226,913	221,345
Accumulated other comprehensive earnings	164,603	123,774
Retained earnings	848,312	804,875
Deferred compensation	10,467	10,647
Less: Treasury shares at cost
(22,930,214 shares at 6/30/16 and 12/31/15)	(403,466)	(403,646)
TOTAL SHAREHOLDERS’ EQUITY	$913,534	$823,469
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,892,213	$2,735,465

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2016	2015

Net cash provided by operating activities	$69,571	$71,121
Cash Flows from Investing Activities
Investments purchased	$(296,684)	$(393,382)
Investments sold	195,185	250,602
Investments called or matured	58,517	81,680
Net change in short-term investments	12,627	3,866
Net property and equipment purchased	(8,574)	(3,289)
Investment in equity method investee	-	(1,711)
Acquisition of agency	(850)	-
Net cash used in investing activities	$(39,779)	$(62,234)

Cash Flows from Financing Activities
Cash dividends paid	$(17,033)	$(15,978)
Stock plan share issuance	807	1,779
Excess tax benefit from exercise of stock options	4,992	1,779
Net cash used in financing activities	$(11,234)	$(12,420)

Net increase (decrease) in cash	$18,558	$(3,533)
Cash at the beginning of the period	$11,081	$30,620
Cash at June 30	$29,639	$27,087

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2015 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2016 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We have not yet completed the analysis of how adopting this ASU will affect our financial statements.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $64.8 million and $71.3 million at June 30, 2016 and December 31, 2015, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	June 30,	December 31,
Reporting Unit	2016	2015
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
P&C package business	5,246	5,246
Medical professional liability *	5,208	12,434
Total goodwill	$51,270	$58,496

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $5,132 at 6/30/16 and $4,678 at 12/31/15	6,015	5,298
Total intangibles	$13,515	$12,798

Total goodwill and intangibles	$64,785	$71,294

*   The June 30, 2016 medical professional liability goodwill balance reflects a $7.2 million non-cash impairment charge recorded in the second quarter of 2016.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the second quarter of 2016 and $0.5 million for the six-month period ended June 30, 2016, compared to $0.2 million for the second quarter of 2015 and $0.4 million for the six-month period ended June 30, 2015. Definite-lived intangibles increased during 2016 as a result of the asset acquisition from an insurance agency. Separately identifiable assets of the agency totaled $1.2 million and related primarily to acquired software, trade name and agency relationships.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, P&C package business goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2016. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2016, there were no triggering events that occurred on the above mentioned goodwill and intangible assets that would suggest an updated review was necessary.

As disclosed in previous SEC filings, premium declines have decreased the fair value of our medical professional liability business in recent periods. Continuing rate and volume declines coupled with recent adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach valuation and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value. As a result, we recorded a $7.2 million non-cash impairment charge included as a net realized loss in the 2016 consolidated statement of earnings. As an additional consequence of the premium declines and adverse loss experience, the contingent earn-out agreement associated with our acquisition of this medical professional liability business was revalued to $0.7 million, resulting in a $0.8 million reduction to expenses for the quarter.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2016			Ended June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$29,077	43,721	$0.67	$37,185	43,210	$0.86
Effect of Dilutive Securities
Stock options	-	702		-	809

Diluted EPS
Income available to common shareholders	$29,077	44,423	$0.65	$37,185	44,019	$0.84

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2016			Ended June 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$60,470	43,659	$1.39	$67,783	43,176	$1.57
Effect of Dilutive Securities
Stock options	-	722		-	832

Diluted EPS
Income available to common shareholders	$60,470	44,381	$1.36	$67,783	44,008	$1.54

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first six months of 2016 were $40.8 million, compared to unrealized losses, net of tax, of $32.5 million during the same period last year. Unrealized gains in the first six months of 2016 were primarily due to a decline in interest rates, increasing the value of the fixed income portfolio, and were aided by positive pricing movements for equity securities. In 2015, unrealized losses were the result of rising interest rates and an underperforming equity market.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2016	2015	2016	2015

Beginning balance	$145,537	$163,788	$123,774	$171,383
Other comprehensive earnings before reclassifications	25,561	(21,760)	54,731	(20,764)
Amounts reclassified from accumulated other comprehensive earnings	(6,495)	(3,172)	(13,902)	(11,763)
Net current-period other comprehensive earnings (loss)	$19,066	$(24,932)	$40,829	$(32,527)
Ending balance	$164,603	$138,856	$164,603	$138,856

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2016	2015	2016	2015	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$9,992	$4,880	$21,388	$18,097	Net realized investment gains
	-	-	-	-	Other-than-temporary impairment (OTTI) losses on investments
	$9,992	$4,880	$21,388	$18,097	Earnings before income taxes
	(3,497)	(1,708)	(7,486)	(6,334)	Income tax expense
	$6,495	$3,172	$13,902	$11,763	Net earnings

2.    INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. As disclosed in our 2015 Annual Report on Form 10-K, we present all of our investments as available-for-sale, which are carried at fair value. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2016 and December 31, 2015 were as follows:

Available-for-sale
(in thousands)
	June 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$81,483	$2,115	$-	$83,598
U.S. agency	12,616	860	-	13,476
Non-U.S. govt. & agency	8,999	400	(122)	9,277
Agency MBS	275,770	10,200	(214)	285,756
ABS/CMBS*	98,591	2,491	(184)	100,898
Corporate	561,246	20,961	(6,248)	575,959
Municipal	526,114	36,884	(9)	562,989
Total Fixed Income	$1,564,819	$73,911	$(6,777)	$1,631,953

Equity	$210,622	$188,611	$(408)	$398,825

Available-for-sale
(in thousands)
	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$43,597	$58	$(112)	$43,543
U.S. agency	15,481	306	(47)	15,740
Non-U.S. govt. & agency	5,035	-	(557)	4,478
Agency MBS	250,060	6,451	(1,619)	254,892
ABS/CMBS*	91,559	995	(606)	91,948
Corporate	523,351	8,565	(14,807)	517,109
Municipal	589,073	21,375	(48)	610,400
Total Fixed Income	$1,518,156	$37,750	$(17,796)	$1,538,110

Equity	$202,437	$174,443	$(1,456)	$375,424

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2016:

	June 30, 2016
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$25,024	$25,134
Due after one year through five years	330,491	337,640
Due after five years through 10 years	537,974	565,733
Due after 10 years	296,969	316,792
Mtge/ABS/CMBS*	374,361	386,654
Total available-for-sale	$1,564,819	$1,631,953

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2016 unrealized losses, as shown in the following tables, were 0.3 percent of total invested assets. Unrealized losses decreased in 2016, due largely to interest rates declines during the first half of the year, which increased the fair value of securities held in the fixed income portfolio.

	June 30, 2016			December 31, 2015
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$—	$—	$36,000	$—	$36,000
Cost or amortized cost	—	—	—	36,112	—	36,112
Unrealized Loss	$—	$—	$—	$(112)	$—	$(112)

U.S. Agency
Fair value	$—	$—	$—	$8,070	$—	$8,070
Cost or amortized cost	—	—	—	8,117	—	8,117
Unrealized Loss	$—	$—	$—	$(47)	$—	$(47)

Non-U.S. government
Fair value	$—	$3,925	$3,925	$4,478	$—	$4,478
Cost or amortized cost	—	4,047	4,047	5,035	—	5,035
Unrealized Loss	$—	$(122)	$(122)	$(557)	$—	$(557)

Agency MBS
Fair value	$3,047	$11,163	$14,210	$100,424	$18,520	$118,944
Cost or amortized cost	3,075	11,349	14,424	101,473	19,090	120,563
Unrealized Loss	$(28)	$(186)	$(214)	$(1,049)	$(570)	$(1,619)

ABS/CMBS*
Fair value	$16,746	$8,204	$24,950	$51,091	$8,364	$59,455
Cost or amortized cost	16,821	8,313	25,134	51,562	8,499	60,061
Unrealized Loss	$(75)	$(109)	$(184)	$(471)	$(135)	$(606)

Corporate
Fair value	$49,573	$33,742	$83,315	$275,404	$15,174	$290,578
Cost or amortized cost	50,686	38,877	89,563	285,515	19,870	305,385
Unrealized Loss	$(1,113)	$(5,135)	$(6,248)	$(10,111)	$(4,696)	$(14,807)

Municipal
Fair value	$5,258	$—	$5,258	$8,462	$2,418	$10,880
Cost or amortized cost	5,267	—	5,267	8,504	2,424	10,928
Unrealized Loss	$(9)	$—	$(9)	$(42)	$(6)	$(48)

Subtotal, fixed income
Fair value	$74,624	$57,034	$131,658	$483,929	$44,476	$528,405
Cost or amortized cost	75,849	62,586	138,435	496,318	49,883	546,201
Unrealized Loss	$(1,225)	$(5,552)	$(6,777)	$(12,389)	$(5,407)	$(17,796)

Equity securities
Fair value	$4,336	$—	$4,336	$16,476	$—	$16,476
Cost or amortized cost	4,744	—	4,744	17,932	—	17,932
Unrealized Loss	$(408)	$—	$(408)	$(1,456)	$—	$(1,456)

Total
Fair value	$78,960	$57,034	$135,994	$500,405	$44,476	$544,881
Cost or amortized cost	80,593	62,586	143,179	514,250	49,883	564,133
Unrealized Loss	$(1,633)	$(5,552)	$(7,185)	$(13,845)	$(5,407)	$(19,252)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2016 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$57,183	$56,612	$(571)	8.4%
2	BBB	Baa	22,199	21,464	(735)	10.8%
3	BB	Ba	17,614	17,303	(311)	4.6%
4	B	B	36,206	32,636	(3,570)	52.7%
5	CCC or lower	Caa or lower	5,233	3,643	(1,590)	23.5%
6			—	—	—	—
		Total	$138,435	$131,658	$(6,777)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 225 securities in an unrealized loss position as of June 30, 2016. The $6.8 million in associated unrealized losses for these 225 securities represents 0.4 percent of the fixed income portfolio’s cost basis. Of these 225 securities, 67 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment (OTTI) losses recognized in net earnings or other comprehensive earnings in the periods presented on the fixed income portfolio.

As of June 30, 2016, we held two common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.4 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. No equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $18.2 million at June 30, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the second quarter of 2016 compared to $0.2 million during the second quarter of 2015. For the six-month periods ended June 30, 2016 and 2015, our LIHTC interests recognized a total tax benefit of $0.8 and $0.5, respectively. Our investment in FHLBC stock totaled $1.6 million at June 30, 2016 and December 31, 2015. Our investment in the real estate fund was carried at $5.0 million and had a fair value of $5.1 million at June 30, 2016, compared to a carrying value of $5.0 million, which approximated fair value, at December 31, 2015.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $29.6 million at the end of the second quarter of 2016, compared to $11.1 million at the end of 2015. Short-term investments of $13.5 million and $6.3 million at June 30, 2016 and December 31, 2015, respectively, are carried at cost, which approximates fair value.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$83,598	$—	$83,598
U.S. agency	—	13,476	—	13,476
Non-U.S. govt. & agency	—	9,277	—	9,277
Agency MBS	—	285,756	—	285,756
ABS/CMBS*	—	100,898	—	100,898
Corporate	—	575,959	—	575,959
Municipal	—	562,989	—	562,989
Equity	398,825	—	—	398,825
Total available-for-sale securities	$398,825	$1,631,953	$—	$2,030,778

	As of December 31, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$43,543	$—	$43,543
U.S. agency	—	15,740	—	15,740
Non-U.S. govt. & agency	—	4,478	—	4,478
Agency MBS	—	254,892	—	254,892
ABS/CMBS*	—	91,948	—	91,948
Corporate	—	517,109	—	517,109
Municipal	—	610,400	—	610,400
Equity	375,424	—	—	375,424
Total available-for-sale securities	$375,424	$1,538,110	$—	$1,913,534

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the six-month period ended June 30, 2016.

4.  INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2016 was 31.3 percent and 31.2 percent, respectively, compared to 32.0 percent and 31.6 percent, respectively, for the same periods in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the three and six-month periods ended June 30, 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2016 and 2015 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2016		2015		2016		2015
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$14,819	35.0%	$19,127	35.0%	$30,777	35.0%	$34,707	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,028)	(2.4)%	(1,054)	(1.9)%	(2,129)	(2.4)%	(2,016)	(2.0)%
Dividends received deduction	(484)	(1.1)%	(535)	(1.0)%	(1,049)	(1.2)%	(1,112)	(1.1)%
ESOP dividends paid deduction	(243)	(0.6)%	(238)	(0.4)%	(475)	(0.5)%	(458)	(0.5)%
Other items, net	200	0.4%	165	0.3%	340	0.3%	259	0.2%
Total tax expense	$13,264	31.3%	$17,465	32.0%	$27,464	31.2%	$31,380	31.6%

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

In 2010, our shareholders approved the RLI Corp. Long-Term Incentive Plan (2010 LTIP), which provides for equity-based compensation and replaced the omnibus plan. In conjunction with the adoption of the 2010 LTIP, effective May 6, 2010, options were no longer granted under the omnibus plan. The 2010 LTIP provided for equity-based compensation, including stock options, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2010 and 2015, we granted 2,878,000 stock options under the 2010 LTIP. The 2010 LTIP was replaced in 2015.

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 892,250 stock options under the 2015 LTIP, including 382,250 thus far in 2016.

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

The following tables summarize option activity for the periods ended June 30, 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	382,250	$63.82
Options exercised	(383,795)	$22.70		$16,271
Options canceled/forfeited	(6,240)	$35.47
Outstanding options at June 30, 2016	2,574,435	$38.53	5.17	$77,881
Exercisable options at June 30, 2016	1,155,740	$29.74	3.74	$45,119

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	465,500	$49.52
Options exercised	(215,617)	$18.97		$6,620
Options canceled/forfeited	(4,560)	$31.87
Outstanding options at June 30, 2015	3,138,040	$30.56	5.28	$65,356
Exercisable options at June 30, 2015	1,441,660	$22.48	4.02	$41,674

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2016, 382,250 stock options were granted with a weighted average exercise price of $63.82 and a weighted average fair value of $11.41. We recognized $1.2 million of expense in the second quarter of 2016 and $2.1 million in the first six months of 2016 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.4 million in the second quarter of 2016 and $0.7 million in the first six months of 2016 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $7.8 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.1 million of expense in the second quarter of 2015 and $2.0 million of expense in the first six months of 2015. We recorded a tax benefit of $0.4 million in the second quarter of 2015 and $0.7 million in the first six months of 2015 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2016		2015

Weighted-average fair value of grants	$11.41		$8.94
Risk-free interest rates	1.22%		1.54%
Dividend yield	1.61%		1.81%
Expected volatility	23.06%		22.89%
Expected option life	5.04	years	5.21	years

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

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2016	2015	2016	2015
Casualty	$112,360	$101,914	$220,953	$200,682
Property	37,794	41,281	76,479	83,399
Surety	30,072	29,144	59,712	57,261
Net premiums earned	$180,226	$172,339	$357,144	$341,342
Net investment income	13,048	13,431	26,418	26,926
Net realized gains	2,710	4,802	14,110	18,088
Total consolidated revenue	$195,984	$190,572	$397,672	$386,356

NET EARNINGS
(in thousands)	2016	2015	2016	2015
Casualty	$11,125	$19,201	$20,231	$24,473
Property	7,245	4,828	13,443	13,004
Surety	7,646	10,807	13,646	14,997
Net underwriting income	$26,016	$34,836	$47,320	$52,474
Net investment income	13,048	13,431	26,418	26,926
Net realized gains	2,710	4,802	14,110	18,088
General corporate expense and interest on debt	(4,624)	(4,605)	(8,856)	(8,705)
Equity in earnings of unconsolidated investees	5,191	6,186	8,942	10,380
Total earnings before income taxes	$42,341	$54,650	$87,934	$99,163
Income tax expense	13,264	17,465	27,464	31,380
Total net earnings	$29,077	$37,185	$60,470	$67,783

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2016	2015	2016	2015

Casualty
Commercial and personal umbrella	$27,536	$26,012	$54,666	$51,309
General liability	20,739	20,607	40,752	40,579
Commercial transportation	20,206	15,117	38,480	29,798
Professional services	18,892	17,641	37,430	34,721
P&C package business	11,367	9,909	22,267	19,558
Executive products	4,575	4,601	9,410	9,286
Medical professional liability	4,182	3,032	7,997	6,136
Other casualty	4,863	4,995	9,951	9,295
Total	$112,360	$101,914	$220,953	$200,682

Property
Commercial property	$17,113	$19,049	$34,709	$38,952
Marine	11,806	10,984	24,106	22,901
Specialty personal	6,237	6,657	12,545	13,447
Property reinsurance	2,619	3,342	5,381	6,359
Crop reinsurance	19	1,222	(262)	1,687
Other property	-	27	-	53
Total	$37,794	$41,281	$76,479	$83,399

Surety
Miscellaneous	$11,493	$10,489	$22,590	$20,657
Commercial	7,455	7,592	14,809	14,493
Contract	6,683	6,789	13,426	13,619
Energy	4,441	4,274	8,887	8,492
Total	$30,072	$29,144	$59,712	$57,261

Grand Total	$180,226	$172,339	$357,144	$341,342

7.  ACQUISITION

On February 29, 2016, we acquired the assets of Associations Liability Insurance Agency, Inc. for $1.2 million, which includes $0.9 million of cash paid at acquisition and $0.3 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. Separately identifiable assets of the agency totaling $1.2 million and relating to acquired software, trade name and agency relationships were recognized.

On March 4, 2015 we invested an additional $1.7 million in Prime Holdings Insurance Services, Inc. (Prime), increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.2 million in the second quarter of 2016 and $0.6 million in the first six months of 2016. Comparatively, our share of Prime’s earnings amounted to $0.3 million in the second quarter of 2015 and $0.8 million in the first six months of 2015.

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

OVERVIEW

RLI Corp. is an Illinois corporation that was organized in 1965. We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois.

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

The casualty portion of our business consists largely of general liability, personal umbrella, transportation, executive products and commercial umbrella coverages, as well as package business and other specialty coverages, such as professional liability and workers compensation for office-based professionals. We offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage in the excess and surplus market. We also assume select casualty business for excess and surplus accounts through our quota share reinsurance agreement with Prime. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions, marine and treaty reinsurance. We also offer select personal lines policies, such as recreational vehicle, jewelry and Hawaii homeowners coverages. While our marine coverages are predominantly domestic risks, this portfolio does contain a relatively small portion of foreign risks. Property insurance and reinsurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events. As noted in previous filings, our assumed crop reinsurance business was reduced for 2015 and expired at the end of the 2015 crop year due to the acquisition of the cedant, which terminated the program. This assumed multi-peril crop and hail treaty reinsurance business covered revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects and disease. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions.

The surety segment specializes in writing small-to-large commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the completion of construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned. Each of these captions is presented in the statements of earnings, but not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2015 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses, general corporate expenses, debt costs and earnings from unconsolidated investees.

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

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Consolidated revenues, as displayed in the table that follows, totaled $397.7 million for the first six months of 2016 compared to $386.4 million for the same period in 2015.

	For the Six-Month Periods
	Ended June 30,
	2016	2015
Consolidated revenues (in thousands)
Net premiums earned	$357,144	$341,342
Net investment income	26,418	26,926
Net realized gains	14,110	18,088
Total consolidated revenue	$397,672	$386,356

Consolidated revenue for the first six months of 2016 increased $11.3 million, or 3 percent, from the same period in 2015. Net premiums earned for the Group increased 5 percent, driven by growth from our casualty and surety segments, which were up 10 percent and 4 percent, respectively. Due to the current low yield environment, net investment income decreased 2 percent to $26.4 million. Net realized gains totaled $14.1 million, inclusive of our $7.2 million non-cash goodwill impairment charge, in the first six months of 2016, compared to $18.1 million in 2015.

Net after-tax earnings for the first six months of 2016 totaled $60.5 million, $1.36 per diluted share, compared to $67.8 million, $1.54 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss reserves. Prior accident year favorable development resulted in additional pretax earnings of $29.8 million in the first six months of 2016 compared to $43.5 million in 2015. Underwriting results for both periods were impacted by losses from storm activity, which totaled $4.3 million in the first half of 2016, compared to $7.4 million for the same period last year. Bonus and profit sharing-related expenses related to prior year reserve development and storm losses totaled $3.6 million in 2016, compared to $5.3 million in 2015. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first six months of 2016, equity in earnings of unconsolidated investees totaled $8.9 million. This amount includes $8.3 million from Maui Jim and $0.6 million from Prime. Comparatively, the first six months of 2015 reflected $10.4 million of earnings, including $9.6 million from Maui Jim and $0.8 million from Prime. The decline in Maui Jim earnings for 2016 was largely due to unfavorable foreign exchange results.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $101.3 million, $2.28 per diluted share, for the first six months of 2016, compared to $35.3 million, $0.80 per diluted share, for the first half of 2015. Unrealized gains, net of tax, in the first six months of 2016 were $40.8 million, compared to unrealized losses of $32.5 million for the same period in 2015. Unrealized gains in the current year were primarily in the fixed income portfolio, but were also aided by the equity portfolio.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 2 percent to $446.9 million for the first six months of 2016. Growth was driven by our casualty and surety segments, which were up 8 percent and 5 percent, respectively, and offset by a decline from our property segment. The combined impact of our recent exit from crop and facultative reinsurance businesses, coupled with ever-softening rates for excess and surplus property coverages, resulted in property’s decline. Pricing trends have varied across the remainder of our product portfolio, with certain products such as transportation, professional services, executive products and umbrella achieving modest price increases during the year. Net premiums earned increased $15.8 million, or 5 percent, due to overall growth experienced in recent periods. Much of this growth is attributable to our casualty and surety segments, where net premiums earned were up 10 percent and 4 percent, respectively. Underwriting income for the Group totaled $47.3 million for the first six months of 2016, compared to $52.5 million in 2015. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $25.6 million in 2016, compared to $37.0 million in 2015. Net current year storm losses were $3.6 million in 2016, compared to $6.3 million in 2015. The GAAP combined ratio totaled 86.7 in 2016, compared to 84.6 in 2015. The loss ratio increased to 45.2 from 42.6, while the Group’s expense ratio decreased to 41.5 from 42.0.

	For the Six-Month Periods
	Ended June 30,
	2016	2015
Gross premiums written (in thousands)
Casualty	$285,179	$264,792
Property	97,480	112,938
Surety	64,253	60,936
Total	$446,912	$438,666

Underwriting income (in thousands)
Casualty	$20,231	$24,473
Property	13,443	13,004
Surety	13,646	14,997
Total	$47,320	$52,474

Combined ratio
Casualty	90.8	87.8
Property	82.5	84.4
Surety	77.2	73.8
Total	86.7	84.6

Casualty

Gross premiums written for the casualty segment increased 8 percent, to $285.2 million for the first six months of 2016, compared to $264.8 million for the first six months of 2015. Growth in the segment was led by transportation, which increased $6.8 million (14 percent) to $55.2 million, due to increased opportunities to write new business, returning business and continuing rate increases. Our medical professional liability business increased 66 percent in the first six months of 2016, posting $12.9 million of gross premiums written. The growth related entirely to our recently launched healthcare liability offerings, offsetting declines in our other medical professional liability coverages that were acquired in 2012. Our general liability, P&C package and umbrella products also made significant contributions to overall growth, up 10 percent, 10 percent and 4 percent, respectively, as expansion efforts for these products continued. Growth from these products offset a modest decline from our executive products book, which decreased $0.9 million (4 percent), due to competitive pressures in this market.

The casualty segment recorded underwriting income of $20.2 million in the first six months of 2016, compared to $24.5 million for the same period last year. Underwriting results for both periods benefited from favorable development on prior years’ loss reserves. During the first half of 2016, we released reserves which improved the segment’s underwriting results by $21.8 million. Products with favorable development included general liability, umbrella, transportation, P&C package, professional services group and executive products, while medical professional liability experienced unfavorable development. The majority of the favorable development occurred on more recent accident years (2009-2015). Comparatively, 2015 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package, transportation, professional services and medical professional liability, which improved the segment’s underwriting results by $28.6 million.

Segment results for 2016 translated into a combined ratio of 90.8, compared to 87.8 in 2015. The segment’s loss ratio was 55.8 in 2016, up from 52.3 in the prior year. The loss ratio increase in 2016 was primarily due to lower levels of favorable development on prior years’ reserves compared to 2015. The segment’s expense ratio decreased slightly to 35.0 in 2016 from 35.5 in 2015.

Property

Gross premiums written for the Group’s property segment totaled $97.5 million for the first six months of 2016, a decrease of $15.5 million, or 14 percent, from the same period last year. The majority of this decline relates to our exit from crop and facultative reinsurance business, which declined $8.2 million and $2.3 million, respectively. The remaining premium decrease was attributable to ongoing competitive pressures and price declines for excess and surplus commercial property coverages and reunderwriting efforts in our recreational vehicles book of business. Commercial property business, which includes our difference in conditions and fire products, posted premium declines of $1.2 million (6 percent) and $3.3 million (9 percent), respectively. Our recreational vehicles line declined 25 percent to $5.9 million, as efforts to rehabilitate this business continued. Partially offsetting these decreases, gross premiums written from our specialty personal coverages, excluding recreational vehicles, increased 15 percent as both newer and established products experienced growth.

Underwriting income for the segment was $13.4 million for the first six months of 2016, compared to $13.0 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2016 include favorable development on prior years’ loss reserves, primarily on marine and property reinsurance business, which improved the segment’s underwriting results by $2.4 million. This favorable development partially offset losses recorded on 2016 storms, which reduced the segment’s underwriting results by $3.4 million. Comparatively, underwriting results for 2015 included favorable development of $2.8 million and $6.3 million in storm losses.

Segment results for the first six months of 2016 translated into a combined ratio of 82.5 compared to 84.4 for the same period last year. The segment’s loss ratio decreased to 38.3 in 2016 from 41.3 in 2015 as a result of lower storm losses in 2016. The segment’s expense ratio for the first six months of 2016 increased to 44.2, from 43.1 in the prior year. The increased expense ratio relates primarily to the overall decline in premium.

Surety

The surety segment recorded gross premiums written of $64.3 million for the first six months of 2016, an increase of $3.3 million, or 5 percent, from the same period last year. Growth was led by miscellaneous surety, which increased $2.3 million (10 percent) for the year, while contract surety also delivered improved results, up $1.1 million (8 percent). Gross premiums written from energy surety and commercial surety were relatively flat.

The surety segment recorded underwriting income of $13.6 million, compared to $15.0 million for the same period last year. Both periods benefited from positive current year underwriting performance and favorable development on prior years’ loss reserves. Results for 2016 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $2.6 million. Contract, commercial and miscellaneous surety all experienced favorable development, which offset slight unfavorable development for energy surety. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves for every product, which improved the segment’s underwriting results by $5.5 million.

The combined ratio for the surety segment totaled 77.2 for the first six months of 2016, compared to 73.8 for the same period in 2015. The segment’s loss ratio was 14.8 for 2016, compared to 10.5 for 2015. The loss ratio increase was due largely to the lower benefit from favorable development on prior years’ reserves in 2016. The expense ratio improved to 62.4 in 2016, from 63.3 in 2015, as premium growth allowed for the improved leveraging  of our expense base.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $26.4 million during the first six months of 2016, a decrease of 1.9 percent from that reported for the same period in 2015. The decrease in investment income was due to a lower yield environment during the first six months of 2016. On an after-tax basis, investment income decreased by 1.3 percent.

	6/30/2016		12/31/2015
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,631,953	77.7%	$1,538,110	78.8%
Equity securities	398,825	19.0%	375,424	19.2%
Other invested assets	24,891	1.2%	20,666	1.1%
Cash and short-term investments	43,130	2.1%	17,343	0.9%
Total	$2,098,799	100.0%	$1,951,543	100.0%

Our current equity allocation represents 19 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first six months of 2016 and 2015 were as follows:

	2016	2015
Pretax Yield
Taxable	3.31%	3.41%
Tax-Exempt	2.71%	2.79%
After-Tax Yield
Taxable	2.15%	2.22%
Tax-Exempt	2.57%	2.64%

The fixed income portfolio increased by $93.8 million in the first six months of 2016. The increase is due to allocating the majority of cash flows to the fixed income portfolio as well as the decline in interest rates through the first half of the year. This portfolio had a tax-adjusted total return on a mark-to-market basis of 5.0 percent. Average fixed income duration was 5.0 years at June 30, 2016, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $23.4 million during the first six months of 2016, to $398.8 million, and had a total return of 10.4 percent through June 30, 2016.

We recognized $14.1 million of realized gains, inclusive of our $7.2 million non-cash goodwill impairment charge, in the first six months of 2016, compared to realized gains of $18.1 million in the same period of 2015. The majority of investing realized gains were taken in the equity portfolio. We did not record any realized losses associated with OTTI of securities during the first six months of 2016.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2016, including fair value, cost basis and unrealized gains and losses.

	6/30/2016
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$8,335	$20,878	$12,543	$—	$12,543
Consumer staples	15,274	33,976	18,956	(254)	18,702
Energy	14,262	26,312	12,050	—	12,050
Financials	28,390	44,423	16,187	(154)	16,033
Healthcare	5,793	18,916	13,123	—	13,123
Industrials	13,184	29,285	16,101	—	16,101
Information technology	11,645	24,877	13,232	—	13,232
Materials	1,797	5,718	3,921	—	3,921
Telecommunications	3,192	11,417	8,225	—	8,225
Utilities	25,057	51,156	26,099	—	26,099
ETF	83,693	131,867	48,174	—	48,174
	$210,622	$398,825	$188,611	$(408)	$188,203

INCOME TAXES

Our effective tax rate for the first six months of 2016 was 31.2 percent compared to 31.6 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the first six months of 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Consolidated revenues, as displayed in the table that follows, totaled $196.0 million for the second quarter of 2016, compared to $190.6 million for the same period in 2015.

	For the Three-Month Periods
	Ended June 30,
	2016	2015
Consolidated revenues (in thousands)
Net premiums earned	$180,226	$172,339
Net investment income	13,048	13,431
Net realized gains	2,710	4,802
Total consolidated revenue	$195,984	$190,572

Consolidated revenue for the second quarter of 2016 increased $5.4 million, or 3 percent, from the same period in 2015. Net premiums earned for the Group increased 5 percent for the quarter, driven by growth from our casualty and surety segments, while investment income declined slightly, down 3 percent. Net realized gains totaled $2.7 million, inclusive of our $7.2 million non-cash goodwill impairment charge, in the three month period ended June 30, 2016, compared to $4.8 million in 2015.

Net after-tax earnings for the second quarter of 2016 totaled $29.1 million, $0.65 per diluted share, compared to $37.2 million, $0.84 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss reserves. In the second quarter of 2016, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $17.3 million. Partially offsetting this favorable development was $4.0 million in storm losses. Comparatively, in the second quarter of 2015 favorable development on prior years’ loss reserves resulted in additional pretax earnings of $35.5 million, partially offset by $7.4 million in storm losses. Bonus and profit sharing-related expenses associated with the above mentioned prior year reserve development totaled $2.0 million in 2016, compared to $4.2 million in 2015.

During the second quarter of 2016, equity in earnings of unconsolidated investees totaled $5.2 million. This amount includes $5.0 million from Maui Jim and $0.2 million from Prime. Comparatively, the second quarter of 2015 reflected $6.2 million of earnings, including $5.9 million from Maui Jim and $0.3 million from Prime. The decline in Maui Jim earnings for 2016 was largely due to unfavorable foreign exchange results.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $48.1 million, $1.08 per diluted share, for the second quarter of 2016, compared to $12.3 million, $0.28 per diluted share, for the second quarter of 2015. Unrealized gains, net of tax, for the second quarter of 2016 were $19.1 million, compared to unrealized losses of $24.9 million for the same period in 2015. Unrealized gains in the second quarter of 2016 were primarily attributable to the fixed income portfolio, which were driven by a decline in interest rates during the quarter.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 1 percent to $250.7 million for the second quarter of 2016. Growth was achieved by our casualty and surety segments, which improved 7 percent and 4 percent, respectively, for the quarter and served to offset a decline from our property segment. The combined impact of our recent exit from crop and facultative reinsurance businesses, coupled with the continued softening of rates for excess and surplus property coverages, resulted in the decline in gross premiums written from property this quarter. Net premiums earned increased $7.9 million, or 5 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 10 percent and 3 percent, respectively, from the prior year, and offset an 8 percent decline from the property segment. Underwriting income for the Group totaled $26.0 million for the second quarter of 2016, compared to $34.8 million in 2015. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $14.7 million in 2016, compared to $30.1 million in 2015. Net current year storm losses were $3.4 million in 2016, compared to $6.3 million in 2015. The GAAP combined ratio totaled 85.5 in 2016, compared to 79.8 in 2015. The loss ratio increased to 44.5 from 37.5, while the Group’s expense ratio decreased to 41.0 from 42.3.

	For the Three-Month Periods
	Ended June 30,
	2016	2015
Gross premiums written (in thousands)
Casualty	$161,128	$150,885
Property	55,835	64,842
Surety	33,700	32,372
Total	$250,663	$248,099

Underwriting income (in thousands)
Casualty	$11,125	$19,201
Property	7,245	4,828
Surety	7,646	10,807
Total	$26,016	$34,836

Combined ratio
Casualty	90.1	81.1
Property	80.9	88.3
Surety	74.5	62.9
Total	85.5	79.8

Casualty

Gross premiums written for the casualty segment increased 7 percent to $161.1 million for the second quarter of 2016, compared to $150.9 million for the second quarter of 2015. Most products within the segment posted an increase in gross premiums written, as expansion efforts and newer product initiatives contributed to the improved top line. Growth continued for our transportation unit, which posted a 14 percent increase in the quarter, its fifth consecutive quarter of double digit premium growth. Premium growth in the quarter was also noteworthy from our general liability product, up $4.3 million (18 percent), P&C package business, up $1.2 million (9 percent) and umbrella coverages, which increased $0.7 million (2 percent). Our medical professional liability business increased 19 percent in the second quarter of 2016 as a result of our recently launched healthcare liability offerings, despite continued declines in our other medical professional liability coverages. Growth in gross written premium from these products more than offset declines from our executive products business, which decreased 6 percent due to increased competition and declining rates for these coverages.

The casualty segment recorded underwriting income of $11.1 million in the second quarter of 2016, compared to $19.2 million for the same period last year. Results for both periods benefited from favorable development on prior years’ loss reserves. As a result of our reserve study, during the second quarter of 2016 we released reserves which improved the segment’s net underwriting results by $10.9 million. Products with favorable development included general liability, umbrella, professional services, executive products, P&C package and transportation, while medical professional liability was unfavorable. The majority of the favorable development occurred on more recent accident years (2009–2015). Comparatively, 2015 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, transportation, P&C package, medical professional liability and executive products. In total, favorable development improved the segment’s net underwriting results in the second quarter of 2015 by $21.0 million.

Overall, the combined ratio for the casualty segment was 90.1 for 2016, compared to 81.1 in 2015. The segment’s loss ratio was 55.7 in 2016, compared to 45.4 in 2015. The overall loss ratio increase in 2016 was primarily due to lower levels of favorable development on prior years’ reserves compared to 2015, though the current accident year loss ratio did improve from 2015. The expense ratio for the casualty segment was 34.4 for the second quarter of 2016, compared to 35.7 for the same period in 2015.

Property

Gross premiums written for the Group’s property segment totaled $55.8 million for the second quarter of 2016, a $9.0 million (14 percent) decrease from the same period last year. Of this decline, $7.1 million related to our previously announced exits from crop and facultative reinsurance businesses. The remaining premium decrease was driven largely by ongoing competitive pressures and price declines for excess and surplus commercial property coverages and reunderwriting efforts in our recreational vehicles book of business. Commercial property business, which includes our difference in conditions and fire products, posted premium declines of $0.6 million (5 percent) and $1.7 million (8 percent), respectively. Our recreational vehicles line declined as well, down 25 percent to $3.4 million, as efforts to rehabilitate this specialty personal business in order to attain profitability continued. Partially offsetting these decreases, gross premiums written from our specialty personal coverages, excluding recreational vehicles, increased 18 percent and marine increased 4 percent.

Underwriting income for the segment was $7.2 million for the second quarter of 2016, compared to $4.8 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year. Underwriting results for 2016 include favorable development on prior years’ loss reserves, primarily on marine business, which improved the segment’s underwriting results by $2.6 million. This favorable development partially offset losses recorded on 2016 storms, which reduced the segment’s underwriting results by $3.4 million. Comparatively, underwriting results for 2015 included favorable development on prior years’ loss reserves which impacted underwriting results by $2.8 million and partially offset $6.3 million in storm losses.

Underwriting results for the second quarter of 2016 translated into a combined ratio of 80.9, compared to 88.3 for the same period last year. The segment’s loss ratio decreased to 37.2 in 2016 from 44.6 in 2015, as storm and other current accident year losses were less in 2016 as compared to 2015. The segment’s expense ratio for the second quarter was 43.7 for 2016, the same as in 2015.

Surety

The surety segment recorded gross premiums written of $33.7 million for the second quarter of 2016, an increase of $1.3 million, or 4 percent, from the same period last year. Growth within the segment was driven by contract and miscellaneous surety, up 14 percent and 9 percent, respectively, while energy surety was up 2 percent. These increases served to offset premium declines from commercial surety, down $0.9 million.

The surety segment recorded underwriting income of $7.6 million, compared to $10.8 million for the same period last year. Underwriting performance for each period reflects positive results for the current accident year. Results for 2016 included favorable development on prior accident years’ reserves, largely from commercial surety, which improved the segments net underwriting results by $2.3 million. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves which impacted the segment’s net underwriting results by $5.8 million. The favorable development in 2015 was attributable to miscellaneous and energy surety.

The combined ratio for the surety segment totaled 74.5 for the second quarter of 2016, compared to 62.9 for the same period in 2015. The segment’s loss ratio was 12.0 for 2016, compared to -0.7 for 2015. The loss ratio increase was due to a lower favorable development on prior years’ reserves in 2016 compared to 2015. The expense ratio improved slightly to 62.5 for the second quarter of 2016, from 63.6 in the second quarter of 2015, as premium growth allowed for improved leveraging of our expense base.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.0 million during the second quarter of 2016, a decrease of 2.9 percent from that reported for the same period in 2015. The decrease in investment income was due to the current lower yield environment. On an after-tax basis, investment income decreased by 3.2 percent.

Our current equity allocation represents 19 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the second quarter of 2016 and 2015 were as follows:

	2Q 2016	2Q 2015
Pretax Yield
Taxable	3.25%	3.39%
Tax-Exempt	2.71%	2.69%
After-Tax Yield
Taxable	2.11%	2.20%
Tax-Exempt	2.57%	2.55%

We recognized $2.7 million in realized gains, inclusive of our $7.2 million non-cash goodwill impairment charge, in the second quarter of 2016, compared to realized gains of $4.8 million in the same period of 2015. Realized gains were primarily taken from the equity portfolio. We did not record any realized losses associated with OTTI of securities during the second quarter of 2016.

INCOME TAXES

Our effective tax rate for the second quarter of 2016 was 31.3 percent, compared to 32.0 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the second quarter of 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2016 and 2015:

	2016	2015
	(in thousands)
Operating cash flows	$69,571	$71,121
Investing cash flows	$(39,779)	$(62,234)
Financing cash flows	$(11,234)	$(12,420)
Total	$18,558	$(3,533)

Operating activities generated positive cash flows of $69.6 million in the first six months of 2016, compared to $71.1 million in the same period last year. The decrease in operating cash flows was due largely to an increase in paid losses compared to that reported for the same period in 2015.

We have $148.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2016 was $166.0 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2016, we had cash, short-term investments and other investments maturing within one year of approximately $68.3 million and an additional $337.6 million maturing between one to five years. As of June 30, 2016, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the six-month period ended June 30, 2016, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30 2016, there were no outstanding borrowing amounts with FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2016, our investment portfolio had a balance sheet value of $2.1 billion. Invested assets at June 30, 2016, have increased $147.3 million from December 31, 2015.

As of June 30, 2016, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$81,483	$83,598	$2,115	4.0%	AAA
U.S. agency	12,616	13,476	860	0.6%	AAA
Non-U.S. govt. & agency	8,999	9,277	278	0.4%	BBB+
Agency MBS	275,770	285,756	9,986	13.6%	AAA
ABS/CMBS**	98,591	100,898	2,307	4.8%	AAA
Corporate	561,246	575,959	14,713	27.5%	BBB+
Municipal	526,114	562,989	36,875	26.8%	AA
Total Fixed Income	$1,564,819	$1,631,953	$67,134	77.7%	AA-

Equity	$210,622	$398,825	$188,203	19.0%

Other Invested Assets	$24,891	$24,891	$—	1.2%

Cash and Short-Term Investments	$43,130	$43,130	$—	2.1%

Total Portfolio	$1,843,462	$2,098,799	$255,337	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2016, our fixed income portfolio had the following rating distribution:

AAA	35.9%
AA	26.9%
A	19.0%
BBB	11.9%
BB	3.1%
B	2.6%
CCC	0.2%
NR	0.4%
Total	100.0%

As of June 30, 2016, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,079 individual issues as of June 30, 2016.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2016, we had $61.2 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of June 30, 2016, we had $39.7 million in commercial mortgage backed securities (CMBS) and $285.8 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.8 percent of our investment portfolio at quarter end.

We had $576.0 million in corporate fixed income securities as of June 30, 2016. As of June 30, 2016, we had $68.6 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2016, we had $563.0 million in municipal securities. As of June 30, 2016, approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At June 30, 2016, our equity portfolio had a fair value of $398.8 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2016, our equity portfolio had a dividend yield of 2.8 percent, compared to 2.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 82 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include three investments in low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $18.2 million at June 30, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the second quarter of 2016 compared to $0.2 million during the second quarter of 2015. For the six-month period ended June 30, 2016 and 2015, our LIHTC interests recognized a total tax benefit of $0.8 and $0.5, respectively. Our investment in FHLBC stock totaled $1.6 million at June 30, 2016 and December 31, 2015. Our investment in the real estate fund was carried at $5.0 million and had a fair value of $5.1 million at June 30, 2016, compared to a carrying value of $5.0 million, which approximated fair value, at December 31, 2015.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2016, our capital structure consisted of $148.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $913.5 million of shareholders’ equity. Debt outstanding comprised 14.0 percent of total capital as of June 30, 2016. Interest and fees on debt obligations totaled $3.7 million during the first six months of 2016, the same amount as the previous year. We have incurred interest expense on debt at an average interest rate of 4.91 percent for the six-month periods ended June 30, 2016 and 2015.

We paid a quarterly cash dividend of $0.20 per share on June 20, 2016, a $0.01 increase over the prior quarter. We have paid dividends for 160 consecutive quarters and increased dividends in each of the last 41 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2016, our holding company had $913.5 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $60.0 million in liquid assets, which exceeds our estimated annual holding company expenditures of approximately $45.0 million. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first six months of 2016, RLI Ins. paid a total of $26.4 million in ordinary dividends to RLI Corp. In 2015, our principal insurance subsidiary paid ordinary dividends totaling $125.0 million to RLI Corp. No extraordinary dividends were paid during 2016 or 2015. As of June 30, 2016, $51.8 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Date: July 25, 2016