Form 10-Q
period 2016-09-30
RLI CORP
filed 2016-10-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2016, the number of shares outstanding of the registrant’s Common Stock was 43,906,953.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2016	2015

Net premiums earned	$183,595	$179,448
Net investment income	13,504	13,964
Net realized gains	9,347	7,534
Other-than-temporary impairment (OTTI) losses on investments	(95)	-
Consolidated revenue	$206,351	$200,946
Losses and settlement expenses	97,892	73,051
Policy acquisition costs	61,761	60,505
Insurance operating expenses	13,338	12,299
Interest expense on debt	1,857	1,857
General corporate expenses	2,242	1,958
Total expenses	$177,090	$149,670
Equity in earnings of unconsolidated investees	1,881	661
Earnings before income taxes	$31,142	$51,937
Income tax expense	8,879	16,029
Net earnings	$22,263	$35,908

Other comprehensive earnings (loss), net of tax	(6,931)	(16,136)
Comprehensive earnings	$15,332	$19,772

Earnings per share:
Basic:

Basic net earnings per share	$0.51	$0.83
Basic comprehensive earnings per share	$0.35	$0.46

Diluted:

Diluted net earnings per share	$0.50	$0.81
Diluted comprehensive earnings per share	$0.34	$0.45

Weighted average number of common shares outstanding
Basic	43,843	43,342
Diluted	44,492	44,153

Cash dividends paid per common share	$0.20	$0.19

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2016	2015

Net premiums earned	$540,739	$520,790
Net investment income	39,922	40,890
Net realized gains	23,457	25,622
Other-than-temporary impairment (OTTI) losses on investments	(95)	-
Consolidated revenue	$604,023	$587,302
Losses and settlement expenses	259,340	218,461
Policy acquisition costs	184,525	178,965
Insurance operating expenses	38,950	37,297
Interest expense on debt	5,570	5,570
General corporate expenses	7,385	6,950
Total expenses	$495,770	$447,243
Equity in earnings of unconsolidated investees	10,823	11,041
Earnings before income taxes	$119,076	$151,100
Income tax expense	36,343	47,409
Net earnings	$82,733	$103,691

Other comprehensive earnings (loss), net of tax	33,898	(48,663)
Comprehensive earnings	$116,631	$55,028

Earnings per share:
Basic:

Basic net earnings per share	$1.89	$2.40
Basic comprehensive earnings per share	$2.67	$1.27

Diluted:

Diluted net earnings per share	$1.86	$2.35
Diluted comprehensive earnings per share	$2.63	$1.25

Weighted average number of common shares outstanding
Basic	43,721	43,232
Diluted	44,416	44,031

Cash dividends paid per common share	$0.59	$0.56

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2016	2015

ASSETS
Investments
Fixed income
Available-for-sale, at fair value (amortized cost - $1,624,868 at 9/30/16 and $1,518,156 at 12/31/15)	$1,687,605	$1,538,110
Equity securities available-for-sale, at fair value (cost - $200,595 at 9/30/16 and $202,437 at 12/31/15)	382,282	375,424
Short-term investments, at cost which approximates fair value	8,392	6,262
Other invested assets	24,502	20,666
Cash	13,970	11,081
Total investments and cash	$2,116,751	$1,951,543
Accrued investment income	13,311	14,878
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $15,739 at 9/30/16 and $14,898 at 12/31/15	136,214	143,662
Ceded unearned premium	54,014	52,833
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,956 at 9/30/16 and $11,885 at 12/31/15	292,943	297,844
Deferred policy acquisition costs	75,805	69,829
Property and equipment, at cost, net of accumulated depreciation of $43,011 at 9/30/16 and $38,447 at 12/31/15	53,643	47,102
Investment in unconsolidated investees	82,276	70,784
Goodwill and intangibles	64,578	71,294
Other assets	23,999	15,696
TOTAL ASSETS	$2,913,534	$2,735,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,150,938	$1,103,785
Unearned premiums	449,051	422,094
Reinsurance balances payable	17,425	37,556
Funds held	77,902	54,254
Income taxes-deferred	85,152	63,993
Bonds payable, long-term debt	148,694	148,554
Accrued expenses	40,029	55,742
Other liabilities	21,929	26,018
TOTAL LIABILITIES	$1,991,120	$1,911,996

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,837,167 shares issued, 43,906,953 shares outstanding at 9/30/16)
(66,474,342 shares issued, 43,544,128 shares outstanding at 12/31/15)	$66,837	$66,474
Paid-in capital	229,107	221,345
Accumulated other comprehensive earnings	157,672	123,774
Retained earnings	861,797	804,875
Deferred compensation	10,395	10,647
Less: Treasury shares at cost
(22,930,214 shares at 9/30/16 and 12/31/15)	(403,394)	(403,646)
TOTAL SHAREHOLDERS’ EQUITY	$922,414	$823,469
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,913,534	$2,735,465

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2016	2015

Net cash provided by operating activities	$123,000	$121,367
Cash Flows from Investing Activities
Investments purchased	$(434,505)	$(540,159)
Investments sold	243,506	349,411
Investments called or matured	102,752	135,750
Net change in short-term investments	(1,476)	(43,745)
Net property and equipment purchased	(11,852)	(6,405)
Investment in equity method investee	-	(1,711)
Acquisition of agency	(850)	-
Net cash used in investing activities	$(102,425)	$(106,859)

Cash Flows from Financing Activities
Cash dividends paid	$(25,811)	$(24,221)
Stock plan share issuance	(357)	39
Excess tax benefit from exercise of stock options	8,482	7,242
Net cash used in financing activities	$(17,686)	$(16,940)

Net increase (decrease) in cash	$2,889	$(2,432)
Cash at the beginning of the period	$11,081	$30,620
Cash at September 30	$13,970	$28,188

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2015 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2016 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The primary impact this guidance will have on our financial statements relates to the provision concerning the recognition of tax effects through the income statement. The impact to our income statement will vary depending upon the level of intrinsic value associated with option exercises in a particular period.

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

ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments

ASU 2016-15 was issued to reduce the diversity in practice of how certain cash receipts and payments, for which current guidance is silent, are classified in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. Upon adoption, the update will be applied using the retrospective transition method. We have not yet completed the analysis of how adopting this ASU will affect our financial statements, but do not expect a material impact on our statement of cash flows.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $64.6 million and $71.3 million at September 30, 2016 and December 31, 2015, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	September 30,	December 31,
Reporting Unit	2016	2015
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
P&C package business	5,246	5,246
Medical professional liability *	5,208	12,434
Total goodwill	$51,270	$58,496

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $5,339 at 9/30/16 and $4,678 at 12/31/15	5,808	5,298
Total intangibles	$13,308	$12,798

Total goodwill and intangibles	$64,578	$71,294

*   The September 30, 2016 medical professional liability goodwill balance reflects a $7.2 million non-cash impairment charge recorded in the second quarter of 2016.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the third quarter of 2016 and $0.7  million for the nine-month period ended September 30, 2016, compared to $0.2 million for the third quarter of 2015 and $0.7 million for the nine-month period ended September 30, 2015. Definite-lived intangibles increased during 2016 as a result of the asset acquisition from an insurance agency. Separately identifiable assets of the agency totaled $1.2 million and related primarily to acquired software, trade name and agency relationships.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, P&C package business goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2016. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2016, there were no triggering events that occurred on the above mentioned goodwill and intangible assets that would suggest an updated review was necessary.

As disclosed in previous SEC filings, premium declines have decreased the fair value of our medical professional liability business in recent periods. Continuing rate and volume declines coupled with recent adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach valuation and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value. As a result, we recorded a $7.2 million non-cash impairment charge included as a net realized loss in the consolidated statement of earnings for the nine-month period ending September 30, 2016.  There have been no additional triggering events subsequent to the second quarter 2016 impairment. As an additional consequence of the premium declines and adverse loss experience, the remaining portion of the contingent earn-out agreement associated with our acquisition of this medical professional liability business was eliminated, resulting in a $1.5 million reduction to expenses for the nine-month period ending September 30, 2016.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2016			Ended September 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$22,263	43,843	$0.51	$35,908	43,342	$0.83
Effect of Dilutive Securities
Stock options	-	649		-	811

Diluted EPS
Income available to common shareholders	$22,263	44,492	$0.50	$35,908	44,153	$0.81

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2016			Ended September 30, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$82,733	43,721	$1.89	$103,691	43,232	$2.40
Effect of Dilutive Securities
Stock options	-	695		-	799

Diluted EPS
Income available to common shareholders	$82,733	44,416	$1.86	$103,691	44,031	$2.35

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first nine months of 2016 were $33.9 million, compared to unrealized losses, net of tax, of $48.7 million during the same period last year. Unrealized gains in the first nine months of 2016 were primarily due to a decline in interest rates, increasing the value of the fixed income portfolio, and were aided by positive pricing movements for equity securities. In 2015, unrealized losses were the result of rising interest rates and an underperforming equity market.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2016	2015	2016	2015

Beginning balance	$164,603	$138,856	$123,774	$171,383
Other comprehensive earnings before reclassifications	(572)	(11,257)	54,159	(32,020)
Amounts reclassified from accumulated other comprehensive earnings	(6,359)	(4,879)	(20,261)	(16,643)
Net current-period other comprehensive earnings (loss)	$(6,931)	$(16,136)	$33,898	$(48,663)
Ending balance	$157,672	$122,720	$157,672	$122,720

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2016	2015	2016	2015	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$9,878	$7,507	$31,266	$25,604	Net realized gains
	(95)	-	(95)	-	Other-than-temporary impairment (OTTI) losses on investments
	$9,783	$7,507	$31,171	$25,604	Earnings before income taxes
	(3,424)	(2,628)	(10,910)	(8,961)	Income tax expense
	$6,359	$4,879	$20,261	$16,643	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2016 and December 31, 2015 were as follows:

Available-for-sale
(in thousands)
	September 30, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$82,796	$1,523	$(6)	$84,313
U.S. agency	11,493	807	-	12,300
Non-U.S. govt. & agency	6,037	153	(190)	6,000
Agency MBS	302,761	9,603	(279)	312,085
ABS/CMBS*	116,156	2,322	(242)	118,236
Corporate	563,045	22,093	(4,464)	580,674
Municipal	542,580	31,647	(230)	573,997
Total Fixed Income	$1,624,868	$68,148	$(5,411)	$1,687,605

Equity	$200,595	$182,616	$(929)	$382,282

Available-for-sale
(in thousands)
	December 31, 2015
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$43,597	$58	$(112)	$43,543
U.S. agency	15,481	306	(47)	15,740
Non-U.S. govt. & agency	5,035	-	(557)	4,478
Agency MBS	250,060	6,451	(1,619)	254,892
ABS/CMBS*	91,559	995	(606)	91,948
Corporate	523,351	8,565	(14,807)	517,109
Municipal	589,073	21,375	(48)	610,400
Total Fixed Income	$1,518,156	$37,750	$(17,796)	$1,538,110

Equity	$202,437	$174,443	$(1,456)	$375,424

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2016:

	September 30, 2016
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$29,101	$29,173
Due after one year through five years	357,543	365,930
Due after five years through 10 years	544,117	571,544
Due after 10 years	275,190	290,637
Mtge/ABS/CMBS*	418,917	430,321
Total available-for-sale	$1,624,868	$1,687,605

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2016 unrealized losses, as shown in the following tables, were 0.3 percent of total invested assets. Unrealized losses decreased in 2016, due largely to interest rates declines from the end of 2015, which increased the fair value of securities held in the fixed income portfolio.

	September 30, 2016			December 31, 2015
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$2,021	$—	$2,021	$36,000	$—	$36,000
Cost or amortized cost	2,027	—	2,027	36,112	—	36,112
Unrealized Loss	$(6)	$—	$(6)	$(112)	$—	$(112)

U.S. Agency
Fair value	$—	$—	$—	$8,070	$—	$8,070
Cost or amortized cost	—	—	—	8,117	—	8,117
Unrealized Loss	$—	$—	$—	$(47)	$—	$(47)

Non-U.S. government
Fair value	$3,849	$—	$3,849	$4,478	$—	$4,478
Cost or amortized cost	4,039	—	4,039	5,035	—	5,035
Unrealized Loss	$(190)	$—	$(190)	$(557)	$—	$(557)

Agency MBS
Fair value	$42,710	$9,028	$51,738	$100,424	$18,520	$118,944
Cost or amortized cost	42,789	9,228	52,017	101,473	19,090	120,563
Unrealized Loss	$(79)	$(200)	$(279)	$(1,049)	$(570)	$(1,619)

ABS/CMBS*
Fair value	$31,680	$6,540	$38,220	$51,091	$8,364	$59,455
Cost or amortized cost	31,848	6,614	38,462	51,562	8,499	60,061
Unrealized Loss	$(168)	$(74)	$(242)	$(471)	$(135)	$(606)

Corporate
Fair value	$23,768	$24,065	$47,833	$275,404	$15,174	$290,578
Cost or amortized cost	23,927	28,370	52,297	285,515	19,870	305,385
Unrealized Loss	$(159)	$(4,305)	$(4,464)	$(10,111)	$(4,696)	$(14,807)

Municipal
Fair value	$30,266	$—	$30,266	$8,462	$2,418	$10,880
Cost or amortized cost	30,496	—	30,496	8,504	2,424	10,928
Unrealized Loss	$(230)	$—	$(230)	$(42)	$(6)	$(48)

Subtotal, fixed income
Fair value	$134,294	$39,633	$173,927	$483,929	$44,476	$528,405
Cost or amortized cost	135,126	44,212	179,338	496,318	49,883	546,201
Unrealized Loss	$(832)	$(4,579)	$(5,411)	$(12,389)	$(5,407)	$(17,796)

Equity securities
Fair value	$4,071	$2,225	$6,296	$16,476	$—	$16,476
Cost or amortized cost	4,577	2,648	7,225	17,932	—	17,932
Unrealized Loss	$(506)	$(423)	$(929)	$(1,456)	$—	$(1,456)

Total
Fair value	$138,365	$41,858	$180,223	$500,405	$44,476	$544,881
Cost or amortized cost	139,703	46,860	186,563	514,250	49,883	564,133
Unrealized Loss	$(1,338)	$(5,002)	$(6,340)	$(13,845)	$(5,407)	$(19,252)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2016 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$143,545	$142,648	$(897)	16.6%
2	BBB	Baa	11,779	11,499	(280)	5.2%
3	BB	Ba	1,796	1,719	(77)	1.4%
4	B	B	17,186	14,594	(2,592)	47.9%
5	CCC or lower	Caa or lower	5,032	3,467	(1,565)	28.9%
6			—	—	—	—
		Total	$179,338	$173,927	$(5,411)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 130 securities in an unrealized loss position as of September 30, 2016. The $5.4 million in associated unrealized losses for these 130 securities represents 0.3 percent of the fixed income portfolio’s cost basis. Of these 130 securities, 58 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the third quarter of 2016, we recognized $0.1 million in other-than-temporary impairment (OTTI) charges in earnings on a fixed income security that we no longer had the intent to hold. Comparatively, we did not recognize any OTTI losses in earnings on the fixed income portfolio in 2015. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

As of September 30, 2016, we held three common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $0.9 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery.  One equity security has been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $17.9 million at September 30, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the third quarter of 2016 compared to $0.3 million during the third quarter of 2015. For the nine-month periods ended September 30, 2016 and 2015, our LIHTC interests recognized a total tax benefit of $1.2 and $0.8, respectively. Our investment in FHLBC stock totaled $1.6 million at September 30, 2016 and December 31, 2015. Our investment in the real estate fund was carried at $5.0 million and had a fair value of $5.1 million at September 30, 2016, compared to a carrying value of $5.0 million, which approximated fair value, at December 31, 2015.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $14.0 million at the end of the third quarter of 2016, compared to $11.1 million at the end of 2015. Short-term investments of $8.4 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively, are carried at cost, which approximates fair value.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$84,313	$—	$84,313
U.S. agency	—	12,300	—	12,300
Non-U.S. govt. & agency	—	6,000	—	6,000
Agency MBS	—	312,085	—	312,085
ABS/CMBS*	—	118,236	—	118,236
Corporate	—	580,674	—	580,674
Municipal	—	573,997	—	573,997
Equity	382,282	—	—	382,282
Total available-for-sale securities	$382,282	$1,687,605	$—	$2,069,887

	As of December 31, 2015
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$43,543	$—	$43,543
U.S. agency	—	15,740	—	15,740
Non-U.S. govt. & agency	—	4,478	—	4,478
Agency MBS	—	254,892	—	254,892
ABS/CMBS*	—	91,948	—	91,948
Corporate	—	517,109	—	517,109
Municipal	—	610,400	—	610,400
Equity	375,424	—	—	375,424
Total available-for-sale securities	$375,424	$1,538,110	$—	$1,913,534

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the nine-month period ended September 30, 2016.

4.  INCOME TAXES

Our effective tax rate for the three and nine-month periods ended September 30, 2016 was 28.5 percent and 30.5 percent, respectively, compared to 30.9 percent and 31.4 percent, respectively, for the same periods in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the three and nine-month periods ended September 30, 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2016 and 2015 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended September 30,				For the Nine-Month Periods Ended September 30,
	2016		2015		2016		2015
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$10,900	35.0%	$18,178	35.0%	$41,677	35.0%	$52,885	35.0%
Increase (reduction) in taxes resulting from:
Tax exempt interest income	(1,020)	(3.2)%	(1,082)	(2.1)%	(3,149)	(2.6)%	(3,098)	(2.0)%
Dividends received deduction	(626)	(2.0)%	(603)	(1.2)%	(1,676)	(1.4)%	(1,715)	(1.1)%
ESOP dividends paid deduction	(238)	(0.8)%	(234)	(0.4)%	(714)	(0.6)%	(693)	(0.5)%
Other items, net	(137)	(0.5)%	(230)	(0.4)%	205	0.1%	30	0.0%
Total tax expense	$8,879	28.5%	$16,029	30.9%	$36,343	30.5%	$47,409	31.4%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 920,250 stock options under the 2015 LTIP, including 410,250 thus far in 2016.

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

The following tables summarize option activity for the periods ended September 30, 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	410,250	$64.15
Options exercised	(638,675)	$23.67		$27,704
Options canceled/forfeited	(8,940)	$41.90
Outstanding options at September 30, 2016	2,344,855	$40.32	5.12	$65,748
Exercisable options at September 30, 2016	939,785	$31.10	3.58	$35,016

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	517,000	$50.09
Options exercised	(511,187)	$18.27		$17,845
Options canceled/forfeited	(4,560)	$31.87
Outstanding options at September 30, 2015	2,893,970	$32.31	5.29	$61,522
Exercisable options at September 30, 2015	1,197,470	$23.89	4.01	$35,497

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2016, 410,250 stock options were granted with a weighted average exercise price of $64.15 and a weighted average fair value of $11.47. We recognized $1.0 million of expense in the third quarter of 2016 and $3.2 million in the first nine months of 2016 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.4 million in the third quarter of 2016 and $1.1 million in the first nine months of 2016 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $7.1 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.1 million of expense in the third quarter of 2015 and $3.0 million of expense in the first nine months of 2015. We recorded a tax benefit of $0.4 million in the third quarter of 2015 and $1.1 million in the first nine months of 2015 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2016		2015

Weighted-average fair value of grants	$11.47		$9.04
Risk-free interest rates	1.21%		1.53%
Dividend yield	1.61%		1.81%
Expected volatility	23.06%		22.89%
Expected option life	5.04	years	5.21	years

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

	For the Three-Month Periods		For the Nine-Month Periods
REVENUES	Ended September 30,		Ended September 30,
(in thousands)	2016	2015	2016	2015
Casualty	$115,619	$105,160	$336,572	$305,842
Property	37,532	44,685	114,011	128,084
Surety	30,444	29,603	90,156	86,864
Net premiums earned	$183,595	$179,448	$540,739	$520,790
Net investment income	13,504	13,964	39,922	40,890
Net realized gains	9,252	7,534	23,362	25,622
Total consolidated revenue	$206,351	$200,946	$604,023	$587,302

NET EARNINGS
(in thousands)	2016	2015	2016	2015
Casualty	$259	$13,651	$20,490	$38,124
Property	468	9,216	13,911	22,220
Surety	9,877	10,726	23,523	25,723
Net underwriting income	$10,604	$33,593	$57,924	$86,067
Net investment income	13,504	13,964	39,922	40,890
Net realized gains	9,252	7,534	23,362	25,622
General corporate expense and interest on debt	(4,099)	(3,815)	(12,955)	(12,520)
Equity in earnings of unconsolidated investees	1,881	661	10,823	11,041
Total earnings before income taxes	$31,142	$51,937	$119,076	$151,100
Income tax expense	8,879	16,029	36,343	47,409
Total net earnings	$22,263	$35,908	$82,733	$103,691

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
NET PREMIUMS EARNED	Ended September 30,		Ended September 30,
(in thousands)	2016	2015	2016	2015

Casualty
Commercial and personal umbrella	$27,844	$26,500	$82,510	$77,809
General liability	20,821	20,146	61,573	60,725
Commercial transportation	21,557	17,464	60,037	47,262
Professional services	19,318	18,140	56,748	52,861
P&C package business	11,706	10,257	33,973	29,815
Executive products	4,716	4,459	14,126	13,745
Medical professional liability	4,512	3,032	12,509	9,168
Other casualty	5,145	5,162	15,096	14,457
Total	$115,619	$105,160	$336,572	$305,842

Property
Commercial property	$16,819	$18,546	$51,528	$57,498
Marine	11,964	12,029	36,070	34,930
Specialty personal	6,186	6,535	18,731	19,982
Property reinsurance	2,544	3,029	7,925	9,388
Crop reinsurance	19	4,523	(243)	6,210
Other property	-	23	-	76
Total	$37,532	$44,685	$114,011	$128,084

Surety
Miscellaneous	$11,714	$10,659	$34,304	$31,316
Commercial	7,221	7,546	22,030	22,039
Contract	6,906	7,472	20,332	21,091
Energy	4,603	3,926	13,490	12,418
Total	$30,444	$29,603	$90,156	$86,864

Grand Total	$183,595	$179,448	$540,739	$520,790

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

On March 4, 2015 we invested an additional $1.7 million in Prime Holdings Insurance Services, Inc. (Prime), increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $0.3 million in the third quarter of 2016 and $0.9 million in the first nine months of 2016. Comparatively, our share of Prime’s earnings amounted to $0.2 million in the third quarter of 2015 and $0.9 million in the first nine months of 2015.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 20 consecutive years, averaging an 87.3 combined ratio over that period of time. This foundation drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty excess and surplus insurance company, has also enhanced overall returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historical growth in book value.

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

GAAP, non-GAAP and Performance Measures

Throughout this quarterly report, we include certain non-generally accepted accounting principles (“non-GAAP”) financial measures. Management believes that these non-GAAP measures better explain the Company’s results of operations and allows for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with GAAP. In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings, but is not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2015 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses, general corporate expenses, debt costs and earnings from unconsolidated investees.

Combined Ratio

The combined ratio, which is derived from components of underwriting income, is a common industry performance measure of profitability for underwriting operations and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of underwriting income.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Consolidated revenues, as displayed in the table that follows, totaled $604.0 million for the first nine months of 2016 compared to $587.3 million for the same period in 2015.

	For the Nine-Month Periods
	Ended September 30,
	2016	2015
Consolidated revenues (in thousands)
Net premiums earned	$540,739	$520,790
Net investment income	39,922	40,890
Net realized gains	23,362	25,622
Total consolidated revenue	$604,023	$587,302

Consolidated revenue for the first nine months of 2016 increased $16.7 million, or 3 percent, from the same period in 2015. Net premiums earned for the Group increased 4 percent, driven by growth from our casualty and surety segments, which were up 10 percent and 4 percent, respectively. Due to the current low yield environment, net investment income decreased 2 percent to $39.9 million. Net realized gains totaled $23.4 million, inclusive of a $7.2 million non-cash goodwill impairment charge and $0.1 million OTTI impairment loss of fixed income securities, in the first nine months of 2016, compared to $25.6 million in 2015.

Net after-tax earnings for the first nine months of 2016 totaled $82.7 million, $1.86 per diluted share, compared to $103.7 million, $2.35 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and also benefited from favorable development on prior years’ loss reserves. From a prior accident year standpoint, favorable development resulted in additional pretax earnings of $29.1 million in the first nine months of 2016 compared to $62.1 million in 2015. Underwriting results for both periods were impacted by losses from storm activity, which totaled $8.3 million in the first nine months of 2016, compared to $10.3 million for the same period last year. Bonus and profit sharing-related expenses related to prior year reserve development and storm losses totaled $2.9 million in 2016, compared to $7.6 million in 2015. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first nine months of 2016, equity in earnings of unconsolidated investees totaled $10.8 million. This amount includes $9.9 million from Maui Jim and $0.9 million from Prime. Comparatively, the first nine months of 2015 reflected $11.0 million of earnings, including $10.1 million from Maui Jim and $0.9 million from Prime. The decline in Maui Jim earnings for 2016 was primarily due to larger unfavorable foreign exchange results, an impact that was largely offset, when comparing earnings to 2015, by a non-recurring loss on the sale of an asset in 2015.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $116.6 million, $2.63 per diluted share, for the first nine months of 2016, compared to $55.0 million, $1.25 per diluted share, for the first nine months of 2015. Unrealized gains, net of tax, in the first nine months of 2016 were $33.9 million, compared to unrealized losses of $48.7 million for the same period in 2015. Unrealized gains in the first nine months of 2016 were primarily due to a decline in interest rates, increasing the value of the fixed income portfolio, and were aided by positive pricing movements for equity securities. In 2015, unrealized losses were the result of rising interest rates and an underperforming equity market.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 2 percent to $668.5 million for the first nine months of 2016. Growth was driven by our casualty segment, which was up 8 percent, with our surety segment also having contributed to the improved top line. Gross premiums written from our property segment declined, however, as our exits from crop and facultative reinsurance and continued soft pricing for excess and surplus property coverages adversely impacted property results. Net premiums earned increased $19.9 million, or 4 percent, due to overall growth experienced in recent periods. This growth is attributable to our casualty and surety segments, which posted increases in net premiums earned of 10 percent and 4 percent, respectively. Underwriting income for the Group totaled $57.9 million for the first nine months of 2016, compared to $86.1 million in 2015. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss and catastrophe reserves improved net underwriting results by $24.2 million in 2016, compared to $52.9 million in 2015. The majority of the difference in the level of favorable development on prior years’ reserves relates to our casualty segment. Underwriting results were also impacted by catastrophe losses, and while relatively modest for both periods on an overall basis, the net impact of losses in 2016 was $1.8 million lower than the prior year. The GAAP combined ratio totaled 89.3 in 2016, compared to 83.4 in 2015. The loss ratio increased to 48.0 from 41.9, while the Group’s expense ratio decreased to 41.3 from 41.5.

	For the Nine-Month Periods
	Ended September 30,
	2016	2015
Gross premiums written (in thousands)
Casualty	$426,257	$393,596
Property	145,814	165,635
Surety	96,434	93,776
Total	$668,505	$653,007

Underwriting income (in thousands)
Casualty	$20,490	$38,124
Property	13,911	22,220
Surety	23,523	25,723
Total	$57,924	$86,067

Combined ratio
Casualty	93.9	87.6
Property	87.8	82.6
Surety	73.9	70.4
Total	89.3	83.4

Casualty

Gross premiums written for the casualty segment increased 8 percent, to $426.3 million for the first nine months of 2016, compared to $393.6 million for the first nine months of 2015. Growth in the segment was led by transportation, which increased $12.6 million (17 percent) to $85.2 million as favorable pricing has continued to contribute to improved top line performance. Our medical professional liability business also increased significantly, up $6.7 million (61 percent) in the first nine months of 2016. This growth was driven entirely by our recently launched healthcare liability offerings, and more than offset slight declines experienced in our other medical professional liability coverages. Our P&C package product posted gross premiums written of $40.0 million, up 9 percent from prior year, while general liability and umbrella also delivered solid top line growth, up 7 percent, and 5 percent, respectively. Partially offsetting the growth from these products was  a slight decline experienced in our executive products book, which fell 2 percent due to ongoing competitive pressures in this market.

The casualty segment recorded underwriting income of $20.5 million in the first nine months of 2016, compared to $38.1 million for the same period last year. Underwriting results for both periods reflect positive underwriting performance from a current accident year standpoint and benefited from favorable development on prior years’ loss reserves. During the first nine months of 2016, we released reserves which improved the segment’s underwriting results by $17.8 million. Products with favorable development included general liability, executive products, P&C package, umbrella and professional services group, with the majority of the favorable development occurring on more recent accident years (2009-2015). Products with unfavorable development included transportation and medical professional liability, most of which was attributable to accident years 2013-2015. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, transportation, P&C package, executive products, professional services group and medical professional liability, which improved the segment’s underwriting results by $40.1 million.

Segment results for 2016 translated into a combined ratio of 93.9, compared to 87.6 in 2015. The segment’s loss ratio was 59.2 in 2016, up from 52.1 in the prior year. The increase in the loss ratio for 2016 was driven by the decreased benefit from favorable development on prior years’ reserves compared to 2015. The segment’s expense ratio decreased slightly to 34.7 in 2016 from 35.5 in 2015.

Property

Gross premiums written for the Group’s property segment totaled $145.8 million for the first nine months of 2016, a decrease of $19.8 million, or 12 percent, from the same period last year. The majority of this decline relates to our exit from crop and facultative reinsurance business, which declined $9.6 million and $3.4 million, respectively. Excluding the impact of these exited lines, property premiums declined 4 percent. The remaining premium decrease was driven by ongoing competitive pressures and price declines for excess and surplus commercial property coverages and re-underwriting efforts in our recreational vehicles book of business. Our commercial property business posted a  premium decline of $6.5 million (8 percent). The decrease from our recreational vehicles line totaled $2.6 million (23 percent) for the first nine months of 2016, though growth from other specialty personal property coverages partially offset this decline. Excluding recreational vehicles, other specialty personal lines increased 17 percent as both newer and established products experienced growth.

Underwriting income for the segment was $13.9 million for the first nine months of 2016, compared to $22.2 million for the same period last year. Results for both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2016 include a small amount of favorable development on prior years’ loss and catastrophe reserves, primarily on marine and property reinsurance business, which improved the segment’s underwriting results by $0.5 million. This favorable development partially offset losses recorded on 2016 storms, which reduced the segment’s underwriting results by $6.7 million. Comparatively, underwriting results for 2015 included favorable development on prior years’ loss and catastrophe reserves of $5.0 million and $8.7 million in storm losses.

Segment results for the first nine months of 2016 translated into a combined ratio of 87.8 compared to 82.6 for the same period last year. The segment’s loss ratio increased to 43.6 in 2016 from 40.8 in 2015 due to the decreased benefit in 2016 from favorable development on prior years’ loss and catastrophe reserves. The segment’s expense ratio also increased for the first nine months of 2016, up 2.4 points to 44.2. The increased expense ratio relates to the overall decline in premium, due to the fixed nature of certain expenses, and shifts in product mix within the segment.

Surety

The surety segment recorded gross premiums written of $96.4 million for the first nine months of 2016, an increase of $2.7 million (3 percent), from the same period last year. Miscellaneous surety delivered solid top line results, up $3.2 million (9 percent), while contract surety also performed well, achieving 5 percent growth in gross premiums written. Our commercial surety and energy surety products partially offset this growth, and posted declines of 6 percent and 2 percent, respectively.

The surety segment recorded underwriting income of $23.5 million, down slightly from $25.7 million for the same period last year. Both periods benefited from positive current accident year underwriting performance and favorable development on prior years’ loss reserves. Results for 2016 included favorable development on prior accident years’ loss reserves which improved the segment’s underwriting results by $7.0 million. This favorable development was partially offset by reinsurance reinstatement premium related to a ceded loss on prior years’ contract surety business, which reduced premium and underwriting income by $0.7 million. Overall, each of our surety lines experienced favorable development on prior years’ reserves during 2016. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves for each of our surety lines, which improved the segment’s underwriting results by $8.9 million.

The combined ratio for the surety segment totaled 73.9 for the first nine months of 2016, compared to 70.4 for the same period in 2015. The segment’s loss ratio was 11.5 for 2016, compared to 8.0 for 2015, with the increase attributable to the lower benefit from favorable development on prior years’ reserves in 2016. The expense ratio was 62.4 in 2016, unchanged from the prior year.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $39.9 million during the first nine months of 2016, a decrease of 2.4 percent from that reported for the same period in 2015. The decrease in investment income was due to a lower yield environment during the first nine months of 2016. On an after-tax basis, investment income decreased by 2.0 percent.

	9/30/2016		12/31/2015
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,687,605	79.6%	$1,538,110	78.8%
Equity securities	382,282	18.1%	375,424	19.2%
Other invested assets	24,502	1.2%	20,666	1.1%
Cash and short-term investments	22,362	1.1%	17,343	0.9%
Total	$2,116,751	100.0%	$1,951,543	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the first nine months of 2016 and 2015 were as follows:

	2016	2015
Pretax Yield
Taxable	3.22%	3.38%
Tax-Exempt	2.68%	2.78%
After-Tax Yield
Taxable	2.09%	2.20%
Tax-Exempt	2.54%	2.63%

The fixed income portfolio increased by $149.5 million in the first nine months of 2016. The increase is due to allocating the majority of cash flows to the fixed income portfolio as well as the decline in interest rates through the first nine months of the year. This portfolio had a tax-adjusted total return on a mark-to-market basis of 5.7 percent. Average fixed income duration was 4.9 years at September 30, 2016, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $6.9 million during the first nine months of 2016, to $382.3 million, and had a total return of 11.9 percent through September 30, 2016.

We recognized $23.4 million of realized gains, inclusive of a $7.2 million non-cash goodwill impairment charge and $0.1 million other-than-temporary impairment loss of fixed income securities, in the first nine months of 2016, compared to realized gains of $25.6 million in the same period of 2015. The majority of investing realized gains were taken in the equity portfolio.

The following table is used as part of our impairment analysis and illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2016, including fair value, cost basis and unrealized gains and losses.

	9/30/2016
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$7,405	$19,354	$11,949	$—	$11,949
Consumer staples	14,234	30,154	16,746	(826)	15,920
Energy	16,897	29,917	13,020	—	13,020
Financials	26,941	43,266	16,428	(103)	16,325
Healthcare	5,164	16,975	11,811	—	11,811
Industrials	12,742	29,082	16,340	—	16,340
Information technology	11,219	25,694	14,475	—	14,475
Materials	1,480	5,139	3,659	—	3,659
Telecommunications	3,193	10,680	7,487	—	7,487
Utilities	23,477	45,486	22,009	—	22,009
ETF	77,843	126,535	48,692	—	48,692
	$200,595	$382,282	$182,616	$(929)	$181,687

INCOME TAXES

Our effective tax rate for the first nine months of 2016 was 30.5 percent compared to 31.4 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the first nine months of 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Consolidated revenues, as displayed in the table that follows, totaled $206.4 million for the third quarter of 2016, compared to $200.9 million for the same period in 2015.

	For the Three-Month Periods
	Ended September 30,
	2016	2015
Consolidated revenues (in thousands)
Net premiums earned	$183,595	$179,448
Net investment income	13,504	13,964
Net realized gains	9,252	7,534
Total consolidated revenue	$206,351	$200,946

Consolidated revenue for the third quarter of 2016 increased $5.4 million, or 3 percent, from the same period in 2015. Net premiums earned for the Group increased 2 percent for the quarter, driven by growth from our casualty and surety segments, while investment income declined slightly, down 3 percent. Net realized gains totaled $9.3 million, inclusive of our $0.1 million other-than-temporary impairment loss of fixed income securities, in the three month period ended September 30, 2016, compared to $7.5 million in 2015.

Net after-tax earnings for the third quarter of 2016 totaled $22.3 million, $0.50 per diluted share, compared to $35.9 million, $0.81 per diluted share, for the same period last year. Results for 2016 reflected positive underwriting results for the current accident year which were slightly offset by unfavorable development on prior years’ loss and catastrophe reserves and reinsurance reinstatement premium. The combined impact of the unfavorable development and reinstatement premium was $1.5 million. Comparatively, for the third quarter of 2015, positive underwriting results on a current accident year basis were bolstered by $18.6 million of favorable development on prior years’ reserves. Both periods reflected losses from storm activity, which totaled $4.0 million in the third quarter of 2016, compared to $2.9 million for the same period last year. Bonus and profit sharing-related expenses recorded during the quarter were impacted by each of these items. For 2016, expenses declined by $0.7 million in connection with the above mentioned items, while in 2015 an additional $2.4 million of bonus and profit sharing expenses were recorded.

During the third quarter of 2016, equity in earnings of unconsolidated investees totaled $1.9 million. This amount includes $1.6 million from Maui Jim and $0.3 million from Prime. Comparatively, the third quarter of 2015 reflected $0.7 million of earnings, including $0.5 million from Maui Jim and $0.2 million from Prime. Maui Jim earnings for the third quarter of 2016 were higher than the prior year, due largely to a non-recurring loss on the sale of an asset which impacted results for 2015.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $15.3 million, $0.34 per diluted share, for the third quarter of 2016, compared to $19.8 million, $0.45 per diluted share, for the third quarter of 2015. The third quarter’s $6.9 million other comprehensive loss was attributable to realized gains taken in the equity portfolio during the period, resulting in a lower net unrealized gain position. This compares to a $16.1 million loss for the same period in 2015.

RLI INSURANCE GROUP

As reflected in the table below, gross premiums written for the Group increased 3 percent to $221.6 million for the third quarter of 2016. Growth achieved by our casualty segment, up 10 percent in the quarter, was offset by declines from our property and surety segments, which declined 8 percent and 2 percent, respectively. As disclosed in recent quarters, results from the property segment are impacted by our recent exits from crop and facultative reinsurance businesses. Excluding the impact of these exited lines, gross premiums written for the Group were up 5 percent. Results for the quarter reflect further price declines for excess and surplus commercial property coverages, which continued the recent trend of softening rates. Most of our other product offerings, however, experienced low to mid-single digit changes during the quarter. Net premiums earned increased $4.1 million, or 2 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 10 percent and 3 percent, respectively, from the prior year, and offset a 16 percent decline from the property segment. Underwriting income for the Group totaled $10.6 million for the third quarter of 2016, compared to $33.6 million in 2015, with results for each period reflecting positive underwriting performance for the current accident year. The disparity in underwriting results between periods relates primarily to development on prior accident year reserves. From a prior accident year standpoint, results for 2016 include unfavorable development and reinstatement premium which adversely impacted net underwriting income by $1.4 million. Conversely, favorable development on prior years’ loss and catastrophe reserves improved net underwriting results in the third quarter of 2015 by $15.8 million. Storm losses also impacted both periods, yet were relatively modest. The net impact of storm losses in 2016 was $0.9 million greater than the prior year. The GAAP combined ratio totaled 94.2 in 2016, compared to 81.3 in 2015. The loss ratio increased to 53.3 from 40.7, while the Group’s expense ratio increased slightly to 40.9 from 40.6.

	For the Three-Month Periods
	Ended September 30,
	2016	2015
Gross premiums written (in thousands)
Casualty	$141,078	$128,804
Property	48,334	52,697
Surety	32,181	32,840
Total	$221,593	$214,341

Underwriting income (in thousands)
Casualty	$259	$13,651
Property	468	9,216
Surety	9,877	10,726
Total	$10,604	$33,593

Combined ratio
Casualty	99.8	87.0
Property	98.7	79.4
Surety	67.5	63.8
Total	94.2	81.3

Casualty

Gross premiums written for the casualty segment increased 10 percent to $141.1 million for the third quarter of 2016, compared to $128.8 million for the third quarter of 2015. Most products within the segment posted top line growth, as expansion efforts, newer product initiatives and moderately improved pricing on certain coverages contributed to the increased premium production. Growth was led by our transportation unit, which posted its sixth consecutive quarter of double digit premium growth. Transportation has continued to capitalize on opportunities to write new and returning business, and has also benefited from favorable price changes in recent periods. Gross premiums written from transportation totaled $30.0 million in the third quarter, up 24 percent from the prior year. Our medical professional liability business also contributed significantly to growth, as production increased $1.5 million (49 percent) in the quarter. The increase was driven by our recently launched healthcare liability offerings, and served to more than offset slight declines from our other medical professional liability coverages. Other product lines achieving notable growth within the casualty segment included our umbrella coverages, up $2.2 million (7 percent), and our professional services business, which advanced $1.3 million (6 percent).

The casualty segment recorded underwriting income of $0.3 million in the third quarter of 2016, compared to $13.7 million for the same period last year. The disparity in underwriting profit between periods relates primarily to development on prior years’ loss reserves. Results for 2016 reflect unfavorable development on prior years’ reserves, compared to favorable development on prior years’ reserves during 2015. As a result of our reserve study, we recorded adjustments to reserves during the third quarter of 2016 which adversely impacted the segment’s net underwriting results by $4.0 million. Products with unfavorable development included transportation and umbrella and to a lesser degree professional services and medical professional liability, with the majority of the unfavorable development occurring on accident years 2012 through 2015. For transportation and umbrella, the unfavorable development was driven primarily by an increase in the number of large claims occurring during the quarter. Given the relatively small size of our products, a modest change in the number of large claims can cause volatility in underwriting performance. The adverse development for these products was partially offset by favorable development on prior years’ reserves for general liability, executive products and P&C package, most of which related to more recent accident years (2011–2015). Comparatively, 2015 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, P&C package and executive products. In total, favorable development improved the segment’s net underwriting results in the third quarter of 2015 by $11.5 million.

Overall, the combined ratio for the casualty segment was 99.8 for 2016, compared to 87.0 in 2015. The segment’s loss ratio was 65.7 in 2016, compared to 51.6 in 2015. The loss ratio increase in 2016 was due to the lower benefit from development on prior years’ reserves in 2016, though the current accident year loss ratio did improve slightly from 2015. The expense ratio for the casualty segment was 34.1 for the third quarter of 2016, compared to 35.4 for the same period in 2015.

Property

Gross premiums written for the Group’s property segment totaled $48.3 million for the third quarter of 2016, a $4.4 million (8 percent) decrease from the same period last year. Approximately half of this decline related to our previously announced exits from crop and facultative reinsurance businesses, while the remaining premium decrease was driven largely by excess and surplus commercial property coverages. Our commercial property business posted $23.8 million in gross written premium, down 8 percent, and continues to be impacted by increased competition and declining prices. Our specialty personal lines businesses increased slightly overall during the quarter, despite declines from the recreational vehicles program. Recreational vehicles posted a 19 percent decline from the same period last year, due to ongoing re-underwriting efforts. Excluding recreational vehicles, other specialty personal coverages increased 19 percent as both newer and established products experienced growth.

Underwriting income for the segment was $0.5 million for the third quarter of 2016, compared to $9.2 million for the same period last year. Both periods reflect positive underwriting income for the current accident year, though to a lesser extent in the third quarter of 2016 for the marine product. Underwriting results for 2016 include unfavorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which adversely impacted the segment’s net underwriting results by $1.3 million. Underwriting results for 2016 were also impacted by losses recorded on 2016 storms, which reduced the segment’s net underwriting results by $3.4 million. Comparatively, underwriting results for 2015 included favorable development on prior years’ loss and catastrophe reserves which impacted net underwriting results by $1.2 million and partially offset $2.5 million in storm losses.

Underwriting results for the third quarter of 2016 translated into a combined ratio of 98.7, compared to 79.4 for the same period last year. The segment’s loss ratio increased to 54.4 in 2016 from 40.0 in 2015. The increase was driven by the lower benefit from development on prior years’ reserves, coupled with higher storm and other current accident year losses in 2016 as compared to 2015. The segment’s expense ratio increased to 44.3 for the third quarter of 2016, up from 39.4 in the prior year. The increased expense ratio relates to shifts in product mix, in particular with regard to crop, which carried a very low acquisition expense rate, and the overall decline in net premium earned.

Surety

The surety segment recorded gross premiums written of $32.2 million for the third quarter of 2016, a decrease of $0.7 million, or 2 percent, from the same period last year. The slight decrease this quarter represents the first quarterly decline in gross premiums written in nearly three years. Growth within the segment was achieved by miscellaneous surety, which was up 8 percent to $12.4 million. The increase served to partially offset a 14 percent decline from commercial surety, in addition to slight declines from contract and energy surety.

The surety segment recorded underwriting income of $9.9 million, compared to $10.7 million for the same period last year. Both periods reflected positive underwriting performance from a current accident year standpoint and benefited from favorable development on prior years’ loss reserves. Results for 2016 included favorable development on prior accident years’ reserves, largely from energy surety, which improved the segments net underwriting results by $4.4 million. This favorable development was partially offset by reinsurance reinstatement premium related to a ceded loss on prior years’ contract surety business, which reduced premium and underwriting income by $0.7 million. Comparatively, 2015 results included favorable development on prior accident years’ loss reserves which impacted the segment’s net underwriting results by $3.5 million. All products within the segment experienced favorable development for each of these periods.

The combined ratio for the surety segment totaled 67.5 for the third quarter of 2016, compared to 63.8 for the same period in 2015. The segment’s loss ratio was 5.1 for 2016, compared to 3.1 for 2015. The expense ratio increased slightly to 62.4 for the third quarter of 2016, up from 60.7 in the prior year, due to shifts in mix towards products with higher acquisition expenses and the above mentioned reinstatement premium.

INVESTMENT INCOME AND REALIZED CAPITAL GAINS

Our investment portfolio generated net investment income of $13.5 million during the third quarter of 2016, a decrease of 3.3 percent from that reported for the same period in 2015. The decrease in investment income was due to the lower yield environment from the previous year. On an after-tax basis, investment income decreased by 3.3 percent.

Our current equity allocation represents 18 percent of our total investment portfolio.

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Yields on our fixed income investments for the third quarter of 2016 and 2015 were as follows:

	3Q 2016	3Q 2015
Pretax Yield
Taxable	3.03%	3.35%
Tax-Exempt	2.65%	2.76%
After-Tax Yield
Taxable	1.97%	2.18%
Tax-Exempt	2.51%	2.61%

We recognized $9.3 million in realized gains, inclusive of our $0.1 million OTTI loss of fixed income securities, in the third quarter of 2016, compared to realized gains of $7.5 million in the same period of 2015. Realized gains were primarily taken from the equity portfolio.

INCOME TAXES

Our effective tax rate for the third quarter of 2016 was 28.5 percent, compared to 30.9 percent for the same period in 2015. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower for the third quarter of 2016. While the dollar amount of tax favored adjustments were similar year over year, they were slightly larger on a percentage basis due to lower levels of pre-tax earnings.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2016 and 2015:

	2016	2015
	(in thousands)
Operating cash flows	$123,000	$121,367
Investing cash flows	$(102,425)	$(106,859)
Financing cash flows	$(17,686)	$(16,940)
Total	$2,889	$(2,432)

Operating activities generated positive cash flows of $123.0 million in the first nine months of 2016, compared to $121.4 million in the same period last year. The increase in operating cash flows was due largely to an increase in premium written in 2016.

We have $148.7 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2016 was $158.7 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2016, we had cash, short-term investments and other investments maturing within one year of approximately $51.5 million and an additional $365.9 million maturing between one to five years. As of September 30, 2016, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the nine-month period ended September 30, 2016, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30 2016, there were no outstanding borrowing amounts with FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2016, our investment portfolio had a balance sheet value of $2.1 billion. Invested assets at September 30, 2016, have increased $165.2 million from December 31, 2015.

As of September 30, 2016, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$82,796	$84,313	$1,517	4.0%	AAA
U.S. agency	11,493	12,300	807	0.6%	AAA
Non-U.S. govt. & agency	6,037	6,000	(37)	0.3%	BBB+
Agency MBS	302,761	312,085	9,324	14.7%	AAA
ABS/CMBS**	116,156	118,236	2,080	5.6%	AAA
Corporate	563,045	580,674	17,629	27.4%	BBB+
Municipal	542,580	573,997	31,417	27.1%	AA
Total Fixed Income	$1,624,868	$1,687,605	$62,737	79.7%	AA-

Equity	$200,595	$382,282	$181,687	18.1%

Other Invested Assets	$24,502	$24,502	$—	1.2%

Cash and Short-Term Investments	$22,362	$22,362	$—	1.0%

Total Portfolio	$1,872,327	$2,116,751	$244,424	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2016, our fixed income portfolio had the following rating distribution:

AAA	37.1%
AA	26.8%
A	18.0%
BBB	12.1%
BB	2.9%
B	2.6%
CCC	0.2%
NR	0.3%
Total	100.0%

As of September 30, 2016, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 1,111 individual issues as of September 30, 2016.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2016, we had $78.8 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of September 30, 2016, we had $39.4 million in commercial mortgage backed securities (CMBS) and $312.1 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.6 percent of our investment portfolio at quarter end.

We had $580.7 million in corporate fixed income securities as of September 30, 2016. As of September 30, 2016, we had $70.1 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2016, we had $574.0 million in municipal securities. As of September 30, 2016, approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At September 30, 2016, our equity portfolio had a fair value of $382.3 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2016, our equity portfolio had a dividend yield of 2.8 percent, compared to 2.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 83 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include three investments in low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $17.9 million at September 30, 2016, compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $0.4 million during the third quarter of 2016 compared to $0.3 million during the third quarter of 2015. For the nine-month period ended September 30, 2016 and 2015, our LIHTC interests recognized a total tax benefit of $1.2 and $0.8, respectively. Our investment in FHLBC stock totaled $1.6 million at September 30, 2016 and December 31, 2015. Our investment in the real estate fund was carried at $5.0 million and had a fair value of $5.1 million at September 30, 2016, compared to a carrying value of $5.0 million, which approximated fair value, at December 31, 2015.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2016, our capital structure consisted of $148.7 million in 10-year maturity senior notes maturing in 2023 (debt) and $922.4 million of shareholders’ equity. Debt outstanding comprised 13.9 percent of total capital as of September 30, 2016. Interest and fees on debt obligations totaled $5.6 million during the first nine months of 2016, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2016 and 2015.

We paid a quarterly cash dividend of $0.20 per share on September 19, 2016, the same amount as the prior quarter. We have paid dividends for 161 consecutive quarters and increased dividends in each of the last 41 years.

Our insurance subsidiaries are organized in a vertical structure with RLI Ins. as the first-level, or principal, insurance subsidiary of RLI Corp. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2016, our holding company had $922.4 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $57.6 million in liquid assets, which exceeds our estimated annual holding company expenditures of approximately $45.0 million. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first nine months of 2016, RLI Ins. paid a total of $39.6 million in ordinary dividends to RLI Corp. In 2015, our principal insurance subsidiary paid ordinary dividends totaling $125.0 million to RLI Corp. No extraordinary dividends were paid during 2016 or 2015. As of September 30, 2016, $53.6 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Date: October 24, 2016