Form 10-K
period 2016-12-31
RLI CORP
filed 2017-02-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016, based upon the closing sale price of the Common Stock on June 30, 2016 as reported on the New York Stock Exchange, was $2,638,088,883. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 8, 2017 was 43,964,974.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2017 annual meeting of shareholders to be held May 4, 2017, are incorporated herein by reference into Part III of this document, including:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,”  “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Six:   Ratification of Selection of Independent Registered Public Accounting Firm.”

Exhibit index is located on pages 122-123 of this document, which lists documents filed as exhibits or incorporated by reference herein.

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

We distribute our property and casualty insurance through our branch offices that market to wholesale and retail producers. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages. In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

For the year ended December 31, 2016, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages.

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$134,038	16.0%
New York	117,390	14.1%
Florida	86,471	10.4%
Texas	60,086	7.2%
Washington	31,112	3.7%
New Jersey	27,260	3.3%
Illinois	26,822	3.2%
Arizona	26,351	3.2%
Pennsylvania	23,492	2.8%
Louisiana	20,358	2.4%
Hawaii	16,976	2.0%
All Other	264,938	31.7%
Total direct premiums earned	$835,294	100.0%

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

	Year Ended December 31,
(in thousands)	2016	2015	2014
PREMIUMS WRITTEN
Direct & Assumed	$874,864	$853,586	$863,848
Reinsurance ceded	(133,912)	(131,615)	(160,696)
Net	$740,952	$721,971	$703,152
PREMIUMS EARNED
Direct & Assumed	$863,180	$832,904	$854,518
Reinsurance ceded	(134,572)	(132,743)	(167,143)
Net	$728,608	$700,161	$687,375

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2016, our specialty admitted operations produced gross premiums written of $582.3 million, representing approximately 67 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows us to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to the 2016 edition of A.M. Best Aggregate & Averages – Property/Casualty, United States & Canada, the excess and surplus market represented approximately $29 billion, or 5 percent, of the entire $591 billion domestic property and casualty industry in 2016, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $267.4 million, or 30 percent, of our total gross premiums written in 2016.

SPECIALTY PROPERTY AND CASUALTY REINSURANCE MARKETS

We write business in the specialty property and casualty reinsurance markets. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2016, our specialty property and casualty reinsurance operations wrote gross premiums of $25.2 million, representing approximately 3 percent of our total gross premiums written for the year.

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

CASUALTY SEGMENT

Commercial and Personal Umbrella

Our commercial umbrella coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of homeowners’ and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $111.1 million, $104.6 million and $100.4 million, or 15 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages in the specialized areas of onshore energy related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $84.0 million, $81.2 million and $80.8 million, or 12 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $81.4 million, $65.6 million and $58.9 million, or 11 percent, 9 percent and 8 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small-to-medium sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $75.9 million, $71.0 million and $58.3 million, or 10 percent, 10 percent and 8 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small-to-medium sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are predominantly marketed through retail agents. Net premiums earned from the small commercial business totaled $45.7 million, $40.4 million and $35.4 million, or 6 percent, 6 percent and 5 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages for a variety of low to moderate classes of risks, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess “Side A” D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offer representations and warranties coverage for companies involved in mergers and acquisitions. In 2016, we began offering cyber liability coverage to medium to large size public and private businesses. Net premiums earned from the executive products business totaled $18.8 million, $17.9 million and $18.9 million, or 3 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Medical Professional Liability

We offer medical professional liability insurance specializing in hard-to-place individuals and group physicians. We also provide healthcare liability with a team focused on long-term care and hospital liability. This business is marketed through wholesale brokers in the excess and surplus lines space. Net premiums earned from the medical professional liability business totaled $17.4 million, $12.3 million and $15.9 million, or 2 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including coverage for security guards and home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are primarily written in the excess and surplus insurance market, as well as certain coverages written on an admitted basis. In 2016, we began writing mortgage reinsurance, providing credit risk transfer on pools of Freddie Mac mortgages. Net premiums earned from these lines totaled $20.7 million, $19.2 million and $13.4 million, or 3 percent, 2 percent and 2 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $68.2 million, $75.7 million and $80.7 million, or 9 percent, 11 percent and 12 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $48.3 million, $47.0 million and $49.2 million, or 7 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Specialty Personal

We offer specialized homeowners’ insurance in select locations, including homeowners’ and dwelling fire insurance through retail agents in Hawaii and a limited amount of homeowners’ insurance in Massachusetts and North Carolina. We also offer recreational vehicle insurance nationwide, though we began phasing out the product towards the end of 2016. Net premiums earned from specialty personal coverages totaled $25.0 million, $26.4 million and $26.6 million, or 3 percent, 4 percent and 4 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Property Reinsurance

Our treaty division writes select specialty property treaties on a quota share or excess of loss basis targeting small, regional cedants and specialty risks. These treaties are portfolio underwritten using specialized actuarial models and cover primarily catastrophe-related perils. We began curtailing the premium the treaty division writes towards the end of 2016. The facultative unit, which specialized in excess and surplus property risks requiring underwriting expertise, was discontinued in 2015 as a result of challenging market conditions. Net premiums earned from the property reinsurance business totaled $11.0 million, $12.3 million and $12.8 million, or 2 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Crop Reinsurance

We provided quota share crop reinsurance for multi-peril crop and crop hail exposures for a single cedant. Crop insurance is purchased by agricultural producers for protection against crop-related losses due to natural disasters and other perils. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and ended with the 2015 crop year due to the acquisition of the cedant. Crop reinsurance did not contribute any net premiums earned in 2016 and totaled $9.4 million and $28.3 million, or 1 percent and 4 percent of total net premiums earned for 2015 and 2014, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. Net premiums earned from miscellaneous surety coverages totaled $46.2 million, $42.4 million and $39.0 million, or 7 percent, 6 percent and 6 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium-to-large businesses across a broad spectrum of industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $29.1 million, $29.5 million and $25.8 million, or 4 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Contract

We offer bonds for small-to-medium sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $28.2 million, $28.3 million and $26.6 million, or 4 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

Energy

Our energy surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries both on and off shore. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from energy coverages totaled $18.0 million, $16.8 million and $16.1 million, or 2 percent of total net premiums earned for 2016, 2015 and 2014, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial transportation, medical professional liability and specialty treaty reinsurance coverages. This business is produced through independent wholesale, retail and reinsurance brokers.

INDEPENDENT AGENTS

Our surety segment offers its coverage through a variety of independent agents. Additionally, we target classes of insurance, such as homeowners’ and dwelling fire, home business and personal umbrella, through independent agents. Several of these programs involve detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated systems.

UNDERWRITING AGENTS

We contract with certain underwriting agencies, which have limited authority to bind or underwrite business on our behalf. The underwriting agreements involve strict underwriting guidelines and the agents are subject to audits upon request. These agencies may receive some compensation through contingent profit commission.

ONLINE AND DIRECT

We are utilizing online efforts to produce and efficiently process and service business including home businesses, high performance drivers, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,700 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Baldwin & Lyons, Chubb, CNA, Endurance, Great American, Great West, Hartford, Lancer, Markel, Navigators, RSUI, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum & Forster, Endurance,

Great American, Lexington and Travelers. Primary competitors in the surety segment are AIG, Arch, Chubb, CNA, Endurance, Great American,  HCC, Navigators, Travelers and XL. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic penetration in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse, and we offer new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

Publications of A.M. Best, Standard & Poor’s and Moody’s indicate that ‘‘A’’ and ‘‘A+’’ ratings are assigned to those companies that, in their opinion, have achieved exceptional overall performance compared to the standards they have established and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2016, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior

Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins. and Mt. Hawley	A2, Good

*CBIC is only rated by A.M. Best

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In September 2016, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2016, the policyholders’ statutory surplus of RLI Insurance Group totaled $860.0 million, which continues to result in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $134.6 million, $132.7 million and $167.1 million in 2016, 2015 and 2014, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 95 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Excluding CAT reinsurance, the following table summarizes the reinsurance treaty coverage currently in effect:

	(in millions)
				Per Risk
		Renewal	First-Dollar	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Retention	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$4.0	$1.4
Commercial umbrella and excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella and eXS	Excess of Loss	1/1	1.0	4.0	1.4
Commercial transportation	Excess of Loss	1/1	0.5	4.5	1.0
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	1.9
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	11.0
Medical professional liability	Excess of Loss	1/1	1.0	9.0	1.9
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	8.8

Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.2
Marine	Excess of Loss	6/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	73.0	9.7	**

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**A limited number of commercial and energy surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business. On January 1, 2017, we increased first dollar retentions on package liability coverage from $0.5 million to $1.0 million and maximum retention from $1.6 million to $1.9 million.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for the last three years and for 2017 are shown in the following table:

Catastrophe Coverages

(in millions)

	2017		2016		2015		2014
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$25	300
Non-California Earthquake	25	325	25	325	25	325	25	325
Other Perils	25	225	25	225	25	225	25	225

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

Our property CAT program continues to be applied on an excess of loss basis. It attaches after all other reinsurance has been considered. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our CAT modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the gross losses.

Catastrophe - California Earthquake

(in millions)

	2017		2016		2015
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$29	$21	$28	$22
100	73	27	73	27	72	28
200	163	37	163	37	163	37
350	302	48	302	48	302	48

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2017		2016		2015
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$5	$20	$6	$19	$5	$20
50	20	30	22	28	21	29
100	59	41	63	37	60	40
250	191	59	198	52	192	58

In the above table, projected losses for 2017 were estimated based on our exposure as of December 31, 2016, utilizing the treaty structure in place as of January 1, 2017. All previous years were estimated similarly by utilizing the treaty structure in place at the start of the listed year and the exposure at the end of the previous year.

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

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2017, there is a 99.6 percent likelihood that the loss will be less than 8.7 percent of policyholders’ surplus as of December 31, 2016. Our exposure to CAT losses has been relatively stable based on multiple views of risk including policy counts, policy limits insured and modeled losses based on multiple CAT models. The exposure levels are still well within our tolerances for this risk.

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

Net loss and loss adjustment reserves by product line at year-end 2016 and 2015 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2016			2015
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$8,181	$82,472	$90,653	$9,349	$70,285	$79,634
Personal umbrella	18,339	35,027	53,366	18,698	29,766	48,464
General liability	81,720	135,024	216,744	94,585	136,155	230,740
Professional services	23,501	73,970	97,471	18,392	64,473	82,865
Commercial transportation	67,693	30,901	98,594	52,962	21,769	74,731
Small commercial	13,143	27,507	40,650	10,551	26,118	36,669
Executive products	6,943	45,664	52,607	14,092	45,083	59,175
Medical professional liability	12,008	8,013	20,021	12,009	4,041	16,050
Other casualty	4,725	21,184	25,909	4,819	18,208	23,027
Property segment net loss and ALAE reserves
Commercial property	6,488	5,812	12,300	4,240	2,901	7,141
Marine	9,344	16,271	25,615	13,181	16,017	29,198
Specialty personal	2,472	3,566	6,038	2,168	2,770	4,938
Property reinsurance	4,678	7,276	11,954	6,140	6,094	12,234
Crop reinsurance	—	904	904	56	7,542	7,598
Other property	75	750	825	105	750	855
Surety segment net loss and ALAE reserves
Miscellaneous	2,321	4,919	7,240	392	4,417	4,809
Contract and commercial	1,727	13,044	14,771	1,753	12,613	14,366
Energy	2,671	2,666	5,337	492	2,230	2,722
Latent liability net loss and ALAE reserves	6,273	17,555	23,828	10,902	17,601	28,503
Total net loss and ALAE reserves	$272,302	$532,525	$804,827	$274,886	$488,833	$763,719
ULAE reserves	—	46,286	46,286	—	42,222	42,222
Total net loss and LAE reserves	$272,302	$578,811	$851,113	$274,886	$531,055	$805,941

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property CAT business (included below in “other property”) has significant variance in year-over-year results; however, its reserving estimation risk is relatively moderate.

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
Highly varied exposures
Loss trend volatility
Unforeseen tort potential
Small volume

Small commercial	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential
Small volume

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure changes/mix	High	High

Property reinsurance	Medium	External	New business	High	Medium
CAT aggregation exposure
Low frequency
High severity
Exposure growth/mix
Reporting delay

Other property	Short	Internal	CAT aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos &	Long	Internal & external	Loss trend volatility	High	High
environmental			Mass tort/latent exposure

Three times a year, actuaries perform a ground-up, reserve study of the expected value of the unpaid loss and LAE derived using multiple standard actuarial methodologies that are described below. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary. The purpose of this analysis is to provide validation of our carried loss reserves. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart on the following page that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 6 percent to 28 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 5 percent to 23 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2016, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $216.7 million at December 31, 2016, in addition to associated ULAE and latent liability reserves.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter

+/-5 point change in expected loss ratio for all accident years	$(7.8)	$7.8

+/-10% change in expected emergence patterns	$(5.1)	$4.9

+/-30% change in actual loss emergence over a calendar year	$(12.2)	$12.2

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(24.7)	$25.5

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

It is difficult for us to predict whether the favorable loss development observed in 2006 through 2016 will continue for any of our products in the future. We have reviewed historical data detailing the development of our total balance sheet reserves and changes in accident year loss ratios relative to original estimates. Based on this analysis and our understanding of loss reserve uncertainty, we believe fluctuations will occur in our estimate of ultimate reserve liabilities over time. Over the next calendar year, given our current exposure level and product mix, it would be reasonably likely for us to observe loss reserve development relating to prior years’ estimates across all of our products ranging from approximately 10 percent ($80 million) favorable to 3 percent ($25 million) unfavorable.

HISTORICAL LOSS AND LAE DEVELOPMENT

The following table presents the development of our balance sheet reserves from 2006 through 2016. The top line of the table shows the net reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of net losses and settlement expenses arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, as well as the re-estimated previously recorded gross reserves as of December 31, 2016. The estimate changes as more information becomes known about the frequency and severity of claims for individual periods.

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

	Year Ended December 31,
	2006
(in thousands)	& Prior	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Net liability for unpaid losses and settlement expenses at end of the year	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934	$805,941	$851,113
Paid cumulative as of:
One year later	162,450	161,484	160,460	147,677	177,862	200,169	226,361	219,876	207,186	234,064
Two years later	275,322	267,453	269,740	259,456	308,702	339,847	363,884	354,872	365,389
Three years later	348,018	343,777	348,188	352,106	407,351	445,709	452,322	463,379
Four years later	394,812	393,157	404,112	421,176	479,641	505,653	524,047
Five years later	422,835	424,991	446,796	470,168	517,822	557,189
Six years later	443,091	453,587	480,534	497,731	551,875
Seven years later	461,675	474,769	501,692	521,424
Eight years later	477,611	491,703	519,379
Nine years later	490,311	506,123
Ten years later	504,522
Liability re-estimated as of:
One year later	687,927	712,590	742,451	726,825	763,225	732,091	726,096	709,666	720,507	763,947
Two years later	637,117	658,109	655,838	632,697	671,210	695,792	693,032	690,808	706,506
Three years later	601,939	605,111	596,476	608,260	644,663	680,458	681,342	681,822
Four years later	569,806	560,565	583,439	588,355	637,278	674,671	674,865
Five years later	540,895	552,558	570,613	582,805	637,656	670,938
Six years later	539,654	545,223	569,388	587,010	637,050
Seven years later	533,551	547,113	575,820	588,652
Eight years later	538,427	554,617	576,990
Nine years later	546,485	554,209
Ten years later	546,713
Net cumulative redundancy (deficiency)	$246,393	$220,719	$232,037	$221,416	$182,730	$125,971	$123,734	$92,687	$79,428	$41,994

Gross liability	$1,318,777	$1,192,178	$1,159,311	$1,146,460	$1,173,943	$1,150,714	$1,158,483	$1,129,433	$1,121,040	$1,103,785	$1,139,337
Reinsurance recoverable	(525,671)	(417,250)	(350,284)	(336,392)	(354,163)	(353,805)	(359,884)	(354,924)	(335,106)	(297,844)	(288,224)
Net liability	$793,106	$774,928	$809,027	$810,068	$819,780	$796,909	$798,599	$774,509	$785,934	$805,941	$851,113

Gross re-estimated liability	$888,518	$866,003	$877,898	$895,737	$934,135	$983,581	$1,004,835	$989,632	$1,001,262	$1,051,627
Re-estimated recoverable	(341,805)	(311,794)	(300,908)	(307,085)	(297,085)	(312,643)	(329,970)	(307,810)	(294,756)	(287,680)
Net re-estimated liability	$546,713	$554,209	$576,990	$588,652	$637,050	$670,938	$674,865	$681,822	$706,506	$763,947
Gross cumulative redundancy (deficiency)	$430,259	$326,175	$281,413	$250,723	$239,808	$167,133	$153,648	$139,801	$119,778	$52,158

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

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Statutory net premiums written	$740,952	$722,189	$703,152	$666,322	$593,086
Policyholders’ surplus	859,976	865,268	849,297	859,221	684,072
Ratio	0.9 to 1	0.8 to 1	0.8 to 1	0.8 to 1	0.9 to 1

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

	Year Ended December 31,
GAAP	2016	2015	2014	2013	2012

Loss ratio	48.0	42.7	43.2	41.2	47.1

Expense ratio	41.5	41.8	41.3	41.9	41.9

Combined ratio	89.5	84.5	84.5	83.1	89.0

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

	Year Ended December 31,
Statutory	2016		2015		2014		2013		2012

Loss ratio	48.0		42.7		43.2		41.2		47.2

Expense ratio	41.0		41.2		40.9		41.0		40.8

Combined ratio	89.0		83.9		84.1		82.2		88.0

P&C industry combined ratio	99.8	*	97.9	**	97.2	**	95.8	**	103.1	**

*Source:  Conning (2016). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2016. Estimated for the year ended December 31, 2016.

**Source:  A.M. Best (2016). Aggregate & Averages – Property/Casualty, United States & Canada. 2007 – 2015.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. During 2016, the majority of available cash flows were invested in fixed income securities, resulting in our equity allocation decreasing to 18 percent of the overall portfolio. Other invested assets represent just over 1 percent of the total portfolio and include investments in low income housing tax credit partnerships, a real estate fund and membership stock in the Federal Home Loan Bank of Chicago. As of December 31, 2016, 82 percent of the fixed income portfolio was rated A or better and 65 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. The available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2016, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2017	$19,941	$20,047	$20,069	$20,069
2018	31,800	31,788	31,773	31,773
2019	84,419	85,994	87,448	87,448
2020	73,379	74,305	74,823	74,823
2021	134,969	138,750	141,010	141,010
2022	109,083	113,471	115,295	115,295
2023	100,846	107,319	108,644	108,644
2024	82,296	90,138	91,041	91,041
2025	131,517	144,254	144,881	144,881
2026	86,580	90,734	90,577	90,577
2027	55,505	61,520	63,172	63,172
2028	40,752	46,448	47,177	47,177
2029	58,880	67,701	67,085	67,085
2030	69,300	80,767	80,101	80,101
2031	36,805	44,424	43,236	43,236
2032 and later	21,675	21,774	20,898	20,898
Total excluding
Mtge/ABS/CMBS*	$1,137,747	$1,219,434	$1,227,230	$1,227,230

Mtge/ABS/CMBS*	$367,310	$376,793	$377,979	$377,979

Grand Total	$1,505,057	$1,596,227	$1,605,209	$1,605,209

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $43.4 million at year-end 2016. This total represented 2 percent of cash and investments, up from 1 percent the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurers’ state of domicile requires periodic reporting to the state regulatory authority of the financial, operational and management data of the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Because our insurance companies operate in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, we must comply with the individual insurance laws, regulations, rules and case law of each state and territory, including those regulating the filing of insurance rates and forms. Each of our three insurance company subsidiaries is domiciled in Illinois, with the Illinois Department of Insurance (IDOI) as their principal insurance regulator.

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

Two primary focuses of state regulation of insurance companies are financial solvency and market conduct practices. These regulations impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Regulations designed to ensure financial solvency of insurers and require fair and adequate treatment and service for policyholders are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable. Financial solvency is monitored by minimum reserve and capital requirements (including risk-based capital requirements), periodic financial reporting procedures (annually, quarterly or more frequently if necessary) and periodic examinations.

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

The Own Risk and Solvency Assessment (ORSA) model act was developed by the NAIC and proposed for adoption by each state insurance regulatory department. In 2015, the Illinois legislature adopted the Risk Management and ORSA law, applicable to Illinois-domiciled insurance companies meeting certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. An ORSA report, filed by us with the IDOI each year, is an internal identification, description and assessment of the risks associated with our business plan, and the sufficiency of capital resources to support those risks. Our ORSA report was filed with the IDOI in 2015 and 2016, and will be updated and filed annually.

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by qualified policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to a small percentage of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future, depending upon the rate of insolvencies of insurance companies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds.

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

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of Treasury, has limited authority and no direct regulatory authority over the business of insurance. FIO’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data and representation of the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company. Many aspects of the Dodd-Frank Act affecting our company have yet to be implemented by various federal agencies, including the SEC. It is unclear if, and when full implementation of the Dodd-Frank Act will occur. We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment, any FIO initiatives and any other federal legislation impacting our company.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which is expected to streamline insurance agent/broker licensing.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act; and international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether we or any of our affiliates knowingly engaged in certain specified activities identified in that law. For the year 2016, neither we nor our affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

EMPLOYEES

As of December 31, 2016, we employed a total of 943 associates. Of the 943 total associates, 36 were part-time and 907 were full-time.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	Competitive pressures impacting our ability to write new business or retain existing business at an adequate rate,
•	Rising levels of loss costs that we cannot anticipate at the time we price our coverages,
•	Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,
•	Changes in the level of reinsurance capacity,
•	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and
•	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

In addition, the demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may not reflect long-term results and may cause the price of our securities to be volatile.

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

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and may include terrorist events. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause us to suffer material financial losses. In addition, CAT claim costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, the effects of inflation and the growth of our workers’ compensation business could also increase the severity of claims from CAT events in the future.

Since our CAT models cannot contemplate all possible CAT scenarios and includes underlying assumptions based on a limited set of actual events, the losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially and adversely affected.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are estimates of the ultimate cost of claims and do not represent an exact calculation of liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, that we can obtain other reinsurance facilities in adequate amounts and at favorable rates or that we can diversify our exposure among an adequate number of high quality reinsurance partners. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase—which could increase the volatility of our results—or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions, liquidity and overall market conditions.

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Funds remaining after paying expenses and claims remain invested and are included in retained earnings. The value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or operating results of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, credit risk, government monetary policies, liquidity of holdings and general economic conditions. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is positively correlated with movements in domestic stocks. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio of high-quality securities with varied maturities. These fluctuations may, however, negatively impact our financial condition. However, we attempt to manage this risk through asset allocation, duration and security selection.

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

•	Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other “alternative markets” types of coverage and
•	Changing practices, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s or Moody’s could negatively affect our business.

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change; as such, we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2016. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins. and Mt. Hawley. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

We are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition, results of operations and reputation.

As an insurance company, we are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

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

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulator (Illinois), as a public company we are also subject to the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange (NYSE), each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Illinois, where we and our three insurance company subsidiaries are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. Providing suitable succession planning for such positions is also important. If we cannot attract or retain top-performing executive officers, underwriters and other employees, if the quality of their performance decreases or if we fail to implement succession plans for our key staff, we may be unable to maintain our current competitive position in the markets in which we operate or expand our operations into new markets.

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

Provisions of our articles of incorporation and by-laws, as well as applicable Illinois law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

•	Have the effect of delaying, deferring or preventing a change in control of us,
•	Discourage bids for our securities at a premium over the market price,
•	Adversely affect the market price, the voting and other rights of the holders of our securities or
•	Impede the ability of the holders of our securities to change our management.

Any significant interruption in the operation of our facilities, systems and business functions could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to interact with producers and customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on RLI premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, utility outages or complications encountered as existing systems are replaced or upgraded.

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected and continue to take steps to ensure they are protected against such risks, we cannot guarantee that such problems will never occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could impair our profitability.

Technology breaches or failures, including but not limited to cyber security incidents, could disrupt our operations and result in the loss of critical and confidential information, which could adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and service providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose us to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. It is possible that insurance coverage we have in place would not entirely protect us in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. In 2015, the Illinois legislature adopted the Risk Management and Own Risk and Solvency Assessment Law (ORSA), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA law also provides that, no less than annually, an insurer must submit an ORSA summary report. We operate within an ERM framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

We may not be able to, or might not choose to, continue paying dividends on our common stock.

We have a history of paying regular, quarterly dividends and in recent years have paid special dividends. Any determination to pay either type of dividend to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. In addition, we may choose to retain capital to support growth or further mitigate risk, as opposed to returning excess capital to our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own five commercial buildings totaling 171,000 square feet on our 23-acre campus that serves as our corporate headquarters in Peoria, Illinois. All of our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

Item 3.  Legal Proceedings

We are party to numerous claims, losses and litigation matters that arise in the normal course of our business. Many of such claims, losses or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims, losses and litigation matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are also involved in various other legal proceedings and litigation unrelated to our insurance business from time to time that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

	Closing Stock Price			Dividends
2016	High	Low	Ending	Declared
1st Quarter	$68.05	$59.14	$66.86	$0.19
2nd Quarter	68.78	61.35	68.78	0.20
3rd Quarter	71.00	66.41	68.36	0.20
4th Quarter	68.82	54.60	63.13	2.20

	Closing Stock Price			Dividends
2015	High	Low	Ending	Declared
1st Quarter	$53.25	$46.91	$52.41	$0.18
2nd Quarter	53.28	48.55	51.39	0.19
3rd Quarter	56.61	51.45	53.53	0.19
4th Quarter	63.02	53.15	61.75	2.19

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI has paid dividends for 162 consecutive quarters and increased quarterly dividends in each of the last 41 years. In December 2016 and 2015, RLI paid special cash dividends of $2.00 per share to shareholders. As of February 8, 2017, there were 828 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P P&C Index.

		2011	2012	2013	2014	2015	2016

RLI	~~--------------~~	$100	97	154	169	221	236
S&P 500	••••••••••••••••	$100	116	154	175	177	198
S&P 500 P&C Index	— — —	$100	120	166	192	211	244

Assumes $100 invested on December 31, 2011, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 18.7%, S&P 500: 14.6%, and S&P 500 P&C Index: 19.5%.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Equity Repurchases

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2016. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.    Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the five years ended December 31, 2016.

(amounts in thousands, except per share data and ratios)	2016	2015	2014	2013		2012

OPERATING RESULTS
Gross premiums written	$874,864	853,586	863,848	843,195		784,799
Consolidated revenue	$816,328	794,634	775,165	705,601		660,774
Net earnings	$114,920	137,544	135,445	126,255		103,346
Comprehensive earnings (1)	$113,756	89,935	170,801	119,112		129,191
Net cash provided from operating activities	$174,463	152,586	123,085	134,966		36,240	(8)

FINANCIAL CONDITION
Total investments and cash	$2,021,827	1,951,543	1,964,285	1,922,058		1,840,881
Total assets	$2,777,633	2,735,465	2,774,284	2,738,912		2,644,520
Unpaid losses and settlement expenses	$1,139,337	1,103,785	1,121,040	1,129,433		1,158,483
Total debt	$148,741	148,554	148,367	148,184 (7)		99,888
Total shareholders’ equity	$823,572	823,469	845,062	828,966		796,363
Statutory surplus (2)	$859,976	865,268	849,297	859,221		684,072

SHARE INFORMATION (3)
Net earnings per share:
Basic	$2.63	3.18	3.15	2.95		2.44
Diluted	$2.59	3.12	3.09	2.90		2.39
Comprehensive earnings per share: (1)
Basic	$2.60	2.08	3.97	2.79		3.04
Diluted	$2.56	2.04	3.90	2.74		2.99
Cash dividends declared per share:
Ordinary	$0.79	0.75	0.71	0.67		0.63
Special (4)	$2.00	2.00	3.00	1.50		2.50
Book value per share (4)	$18.74	18.91	19.61	19.29		18.73
Closing stock price (4)	$63.13	61.75	49.40	48.69		32.33
Stock Split				200%	(3)
Weighted average shares outstanding:
Basic	43,772	43,299	43,020	42,744		42,431
Diluted	44,432	44,131	43,819	43,514		43,160
Common shares outstanding	43,945	43,544	43,103	42,982		42,525

OTHER NON-GAAP FINANCIAL INFORMATION (5) (6)

Net premiums written to statutory surplus (2)	86%	83%	83%	78%		87%
GAAP combined ratio (6)	89.5	84.5	84.5	83.1		89.0
Statutory combined ratio (2) (6)	89.0	83.9	84.1	82.2		88.0

(1)	See note 1.P to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.
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

(4)

In 2016, RLI Corp. declared and paid a special cash dividend of $2.00 per share, which totaled $87.9 million. Special dividends were also declared and paid in each of the previous four years, totaling $87.1 million, $129.3 million, $64.5 million, and $106.3 million for 2015, 2014, 2013 and 2012, respectively. The special dividends produced corresponding decreases to book value per share and our stock price.

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

(8)	Operating cash flow for 2012 reflects the return of a $50.0 million cash deposit that we received from a commercial surety customer in lieu of credit in 2011.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we achieved this for the 21st consecutive year in 2016, averaging an 87.4 combined ratio over that period of time. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty E&S insurance company, has also enhanced returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The casualty portion of our business consists largely of commercial umbrella, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage in the excess and surplus market. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. We discontinued our crop and facultative reinsurance in 2015 as a result of challenging market conditions and began curtailing recreational vehicle and treaty reinsurance offerings at the end of 2016. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events.

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

BUSINESS DEVELOPMENT

On November 3, 2015, we completed the sale of RLI Indemnity Company (RIC) to Clear Blue Financial Holdings, LLC for net sale proceeds of $7.5 million, primarily generated from the transfer of insurance licenses. RIC was sold as a “shell,” with all business and cash flows from the company being retained by RLI Insurance Group. At the time of the sale, RIC had minimal assets and written premium and was transferring all premium and loss cash flows to RLI Ins. through a 100 percent quota share reinsurance agreement. RLI Ins. continues to reinsure all RIC bond and insurance liabilities that existed at the date of sale, adjust claims and service the remaining in-force polices and bonds until they terminate or are moved into RLI Ins.

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

GAAP, NON-GAAP AND PERFORMANCE MEASURES

Throughout this annual report, we include certain non-generally accepted accounting principles (“non-GAAP”) financial measures.  Management believes that these non-GAAP measures better explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with generally accepted accounting principles in the United States of America (GAAP). In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

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

LAE represents the cost involved in adjusting and administering losses from policies we issued. The LAE reserves are frequently separated into two components: allocated and unallocated. Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim or case. Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claim adjuster typically estimates this cost separately from the loss component in the case reserve. Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim. An example of ULAE would be the cost of an internal claim examiner to manage or investigate claims.

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2016, make a reasonable provision to meet our future obligations.

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

We do not reserve for natural or man-made catastrophes until an event has occurred. Shortly after such occurrence, we review insured locations exposed to the event and industry loss estimates of the event. We also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. These reserves are reviewed frequently to consider actual losses reported and appropriate changes to our estimates are made to reflect the new information.

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

Loss and LAE Reserve Estimation Process

Three times a year, estimates of the expected value of the unpaid loss and LAE are derived using standard actuarial methodologies. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. For portions of the business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our newer products such as medical professional liability, as well as for executive products and professional services, we utilize external data extensively.

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

Determination of Our Best Estimate

Upon completion of our loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. A review of the resulting variance between the indicated reserves and the carried reserves takes place. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

As a predominantly excess and surplus lines and specialty admitted insurer serving niche markets, we believe there are several reasons to carry, on an overall basis, reserves above the actuarial central estimate. We believe we are subject to above-average variation in estimates and that this variation is not symmetrical around the actuarial central estimate.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2016.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in debt and equity securities into one of three categories. Available-for-sale securities are carried at fair value with unrealized gains/losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. We do not hold any debt securities classified as trading and we sold our remaining debt securities classified as held-to-maturity during 2014.

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

RECOVERABILITY OF REINSURANCE BALANCES

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission (SEC) filings for those reinsurers that are publicly traded, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

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

DEFERRED TAXES

We record deferred tax assets to the extent that temporary differences representing future deductible items exceed future taxable items. A significant amount of our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium.

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

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $816.3 million for 2016, compared to $794.6 million for 2015  and $775.2 million in 2014.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2016	2015	2014
Net premiums earned	$728,608	$700,161	$687,375
Net investment income	53,075	54,644	55,608
Net realized gains	34,645	39,829	32,182
Total consolidated revenue	$816,328	$794,634	$775,165

Consolidated revenue advanced 3 percent in 2016, after posting a 3 percent increase in 2015 and a 10 percent increase in 2014. The overall growth in revenues was driven by higher net premiums earned from insurance operations, which have improved in each of the past three years. Net premiums earned were up 4 percent in 2016, after advancing 2 percent in 2015 and 9 percent in 2014. As disclosed in prior SEC filings, premium results for 2016 and 2015 were impacted by our exit from crop and facultative reinsurance. Reduced reinsurance costs have also contributed to the improved results in each period, with the more significant impact to net earned premiums occurring in the two prior years. We have a diverse portfolio of products to meet the specialized needs of our customers, spread across our casualty, property and surety segments. The bulk of the growth achieved over the past three years was attributable to casualty and surety, as our property segment continued to experience challenging market conditions. From an investment income perspective, revenues decreased by 3 percent in 2016, consistent with the prior year. The decrease was primarily due to the lower average yield environment seen during 2016 compared to the previous year. Additionally, credit spreads declined across most fixed income sectors during the year, putting further pressure on reinvestment rates. We recorded net realized investment gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activity was largely due to normal portfolio rebalancing, as well as raising cash to support special dividends paid in each of the last three years. Realized gains for 2016 also reflect a $7.2 million non-cash goodwill impairment charge, while 2015 reflects a $6.7 million gain related to the sale of RIC.

NET EARNINGS	Year ended December 31,
(in thousands)	2016	2015	2014
Underwriting income	$76,125	$108,558	$107,019
Net investment income	53,075	54,644	55,608
Net realized gains	34,645	39,829	32,182
Debt interest	(7,426)	(7,426)	(7,438)
Corporate expenses	(10,170)	(9,837)	(10,222)
Investees earnings	10,833	10,914	12,338
Pretax earnings	$157,082	$196,682	$189,487
Income tax expense	(42,162)	(59,138)	(54,042)
Net earnings	$114,920	$137,544	$135,445

Net earnings for 2016 totaled $114.9 million, down from the two previous years due largely to a decline in underwriting earnings. Results for each of these years reflected a combination of positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. While favorable overall, development on prior years’ reserves was smaller in 2016 relative to amounts experienced in 2015 and 2014. Results for 2016 included $42.0 million in favorable development in prior accident years’ reserves, compared to favorable development of $65.4 million in 2015 and $64.8 million in 2014. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Catastrophe activity also impacted underwriting results. While losses were slightly higher in 2016, catastrophe activity was relatively light in each period. For 2016, catastrophe losses totaled $16.3 million, split evenly between amounts related to spring storms and losses from Hurricane Matthew. In 2015 and 2014 catastrophe losses totaled $12.1 million and $7.2 million, respectively, and were related to spring and winter storm activity. In total, underwriting income was $76.1 million in 2016, compared to $108.6 million in 2015 and $107.0 million in 2014. These results translate to combined ratios of 89.5 for 2016 and 84.5 for both 2015 and 2014. Our ability to continue to produce underwriting income, at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate us from the broader insurance market by ensuring appropriate risk selection and pricing of both new and renewal business and can serve to slow the pace of deterioration in our underwriting results.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Operating earnings refers to net earnings excluding after-tax net realized gains. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate bonus targets. Bonus and profit sharing-related expenses attributable to the favorable reserve developments totaled $6.6 million, $11.0 million and $10.6 million for 2016, 2015 and 2014, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2016, 2015 and 2014 increases were $2.6 million, $1.9 million and $1.1 million, respectively, in reductions to bonus and profit-sharing earned due to losses associated with natural catastrophe activity.

Equity in earnings of unconsolidated investees totaled $10.8 million in 2016, Maui Jim contributed $9.7 million, down slightly from the prior year. The remaining $1.1 million of equity in earnings of unconsolidated investees relates to our equity investment in Prime which was consistent with 2015 results. Further discussion of the investment in Prime can be found in note 13 to the consolidated financial statements within Item 8, Financial Statement and Supplementary Data.

RLI INSURANCE GROUP

The insurance industry remained highly competitive across all of our segments in 2016, as many of the key dynamics which impacted the marketplace in recent years were unchanged. Excess capital continues to exist in the industry and consecutive years of profitable underwriting for most lines has caused competitive pressures to remain high. The industry benefited from favorable loss reserve releases again in 2016, albeit at lower levels than experienced in recent years. From a catastrophe standpoint, insured losses were higher than those seen in the past few years, yet remained below longer-term industry norms. These factors have continued to put downward pressure on rates for the industry as a whole.

Despite these challenging market conditions, we were able to deliver solid results again in 2016. While overall pricing within our portfolio was flat during the year, we achieved top line growth of 2 percent. Certain products within our casualty book grew rate by low to mid single digits. In contrast, catastrophe exposed coverages in our property segment again experienced low double digit declines. While flat or declining primary market pricing has presented a challenge to gross premium production, we have benefitted from softer pricing in the reinsurance market. In each of the past three years, we have realized cost savings during our annual reinsurance renewals, while also expanding some coverage. The benefits realized were greater in 2015 and 2014, and as a result, net premiums written growth outpaced gross premiums written growth in each of those years.

Premium results also reflect our exits from crop reinsurance and facultative reinsurance, which modestly impacted top line performance for 2016. Excluding the impact of these product exits, gross premiums written were up 4 percent. These exits, which were each announced in prior SEC filings, had a greater impact on premium results in the prior year, as the bulk of the reduction in crop business related to 2015. While gross premiums declined 1 percent overall in 2015, exclusive of the impact of crop, premiums advanced 4 percent. Discontinuing these lines did not have a significant impact from an underwriting earnings standpoint. Growth achieved during 2016 came from both mature lines in our portfolio, such as transportation, umbrella and surety, and newer product initiatives, such as healthcare liability and energy liability. Newer product initiatives, while relatively small in size on an individual basis, have continued to have a positive impact on overall premium production.

The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written					Net Premiums Earned
(in thousands)	2016	% Change	2015	% Change	2014	2016	2015	2014
CASUALTY
Commercial and personal umbrella	$134,000	4%	$128,343	5%	$122,091	$111,079	$104,598	$100,420
General liability	88,164	5%	83,807	1%	82,946	83,958	81,213	80,820
Commercial transportation	105,697	16%	91,237	27%	71,692	81,402	65,564	58,911
Professional services	83,672	4%	80,199	8%	74,156	75,872	71,034	58,327
Small commercial	51,391	7%	47,926	14%	42,030	45,660	40,410	35,371
Executive products	51,291	(2)%	52,106	(3)%	53,817	18,755	17,892	18,915
Medical professional liability	21,060	51%	13,992	(9)%	15,325	17,449	12,292	15,943
Other casualty	25,073	14%	22,060	6%	20,789	20,668	19,245	13,398
Total	$560,348	8%	$519,670	8%	$482,846	$454,843	$412,248	$382,105

PROPERTY
Commercial property	$96,701	(9)%	$106,048	(9)%	$116,812	$68,165	$75,749	$80,719
Marine	52,638	(2)%	53,685	1%	53,052	48,301	47,016	49,235
Specialty personal	25,867	(2)%	26,470	(8)%	28,837	24,981	26,395	26,627
Property reinsurance	11,164	(13)%	12,809	(2)%	13,117	10,953	12,330	12,756
Crop reinsurance	(233)	(102)%	9,358	(81)%	50,293	(233)	9,358	28,293
Other property	—	-%	—	(100)%	346	—	76	146
Total	$186,137	(11)%	$208,370	(21)%	$262,457	$152,167	$170,924	$197,776

SURETY
Miscellaneous	$48,184	9%	$44,328	9%	$40,501	$46,235	$42,372	$39,026
Commercial	30,098	(8)%	32,597	7%	30,391	29,105	29,529	25,778
Contract	30,540	5%	29,118	(2)%	29,656	28,240	28,269	26,592
Energy	19,557	0%	19,503	8%	17,997	18,018	16,819	16,098
Total	$128,379	2%	$125,546	6%	$118,545	$121,598	$116,989	$107,494
Grand total	$874,864	2%	$853,586	(1)%	$863,848	$728,608	$700,161	$687,375

Casualty

Gross premiums written from the casualty segment totaled $560.3 million, up 8 percent in 2016, following increases of 8 percent and 6 percent in 2015 and 2014, respectively. The majority of products within the segment posted top line growth, driven by a combination of rate and exposure changes. Growth was led by transportation as favorable pricing has continued to contribute to improved top line performance. Rates for most transportation coverages have increased modestly in each of the past three years. Our medical professional liability business group also made significant contributions to overall growth in 2016, driven entirely by our healthcare liability offerings, which was launched in late 2014. The growth from healthcare liability more than offset an 8 percent decline in 2016 from our other medical professional liability lines, as falling prices continued to adversely impact results from those coverages. Small commercial posted premium growth in 2016, up 7 percent for the year, after achieving double digit growth in both 2015 and 2014. This growth was exposure driven as prices for these coverages have been flat in each of the past two years. For general liability, gross premiums written increased 5 percent, driven by new product initiatives in energy and high retention casualty, which were launched during 2016. Premiums from these new offerings served to more than offset overall price changes within general liability, which have continued to trend slightly lower in recent years.

Other products contributing to growth included umbrella and our professional services group. Umbrella’s increase came from commercial accounts, where both exposure growth and improved pricing drove the change after slight declines in pricing were experienced in 2015. Our professional services group results reflected improved pricing for the product group overall, especially for our architects and engineers line. Pricing has been favorable for this business in each of the past three years, and contributed to continued growth in gross premiums during this timeframe. Gross premium growth in 2015 and 2014 was higher, up 8 percent and 24 percent, respectively, as product expansion efforts had a greater impact during those years. Growth from each of these products served to offset a modest decline from executive products, which declined 2 percent in 2016. Gross premiums from executive products were down slightly in both 2015 and 2014, as well, as the market for these coverages, particularly for excess coverage, remained extremely competitive. New product offerings for cyber liability and transactional representations and warranty coverages were launched in the past two years, and served to partially offset the overall decline.

Property

Gross premiums written in the property segment decreased by 11 percent in 2016 after decreasing 21 percent in 2015 and 4 percent in 2014. As reported in prior SEC filings, the crop reinsurance program expired at the end of the 2015 crop year due to the acquisition of the cedant and we exited our facultative reinsurance business in late 2015. The market for our E&S property coverages continued to be challenging in 2016, as we experienced low double digit rate decreases for wind and earthquake exposed catastrophe coverages for the third consecutive year. Excess capital and an absence of significant catastrophe losses in recent years continue to adversely impact pricing. In total, commercial property premiums were down 9 percent in 2016, following declines of 9 percent and 3 percent in 2015 and 2014, respectively. Marine also declined during the year, down 2 percent in 2016, following modest top line growth in 2015. Results for each of those periods reflect slightly improved pricing for marine coverages.

While the bulk of property segment business relates to commercial property and marine coverages, the segment also includes specialty personal lines and other property reinsurance programs. Specialty personal offerings include coverage for Hawaii homeowners, which posted an 8 percent increase in gross premiums written during the year, and our recreational vehicles (RV) product which we began phasing out at the end of 2016 due to poor performance. From a revenue standpoint, the exit will be relatively insignificant, as RV accounted for only $10.4 million, $13.4 million, and $16.1 million of gross premiums written during 2016, 2015 and 2014, respectively. From an underwriting income standpoint, the exit from RV is expected to benefit our property segment results, as this product has sustained underwriting losses in each of the past three years.  Property reinsurance premiums in 2016 related specifically to our treaty reinsurance business, while the results prior to 2016 included both treaty and facultative reinsurance. As referenced above and disclosed in prior SEC filings, facultative reinsurance was discontinued in 2015. In the latter part of 2016, we also began the curtailment of our treaty reinsurance offering. The treaty product has struggled to achieve the scale necessary to generate profit, and the combination of increased loss activity and unfavorable market conditions has driven our decision to shrink this business.

Surety

Gross premiums written from our surety segment advanced for the third straight year, up 2 percent in 2016. This follows growth of 6 percent posted in 2015 and 4 percent in 2014. The majority of products in the segment have contributed to this growth. Miscellaneous surety posted steady increases over the past three years, with both new and existing programs driving the growth in the current year. Contract surety grew to $30.5 million in gross premiums written, up 5 percent in 2016 due largely to growth from bonds targeted to smaller contractors. Contract surety declined slightly in the prior year, following a period of modest top line growth in 2014. For energy surety, business continues to be impacted by falling energy prices and heightened competition in its market. Despite these pressures, gross premium production for 2016 improved slightly. Energy surety contributed top line performance in 2015, as we capitalized on opportunities provided by industry consolidation and were able to post an 8 percent increase in gross premiums written. Results from each of these product lines served to offset a decrease from commercial surety, which declined in the current year after growing in each of the prior two years. The decline in 2016 resulted from efforts to selectively trim the portfolio in favor of retaining higher quality, lower risk accounts.

UNDERWRITING INCOME
(in thousands)	2016	2015	2014
Casualty	$36,329	$46,263	$45,941
Property	12,832	29,025	32,918
Surety	26,964	33,270	28,160
Total	$76,125	$108,558	$107,019

COMBINED RATIO	2016	2015	2014
Casualty	92.0	88.8	88.0
Property	91.6	83.1	83.4
Surety	77.8	71.5	73.8
Total	89.5	84.5	84.5

Casualty

Underwriting income for the casualty segment was $36.3 million in 2016, which translates into a combined ratio of 92.0. Favorable development on prior accident years’ loss reserves benefited underwriting earnings in each of the past three years, though the benefit in 2016 was smaller than the two previous years. The total benefit from favorable development on prior years’ reserves was $32.4 million for 2016, with the bulk of the development attributable to accident years 2010 through 2015. Products which generated the majority of the favorable development included general liability, executive products, small commercial and umbrella. The reduced benefit for 2016 was driven mainly by adverse commercial auto loss trends in our transportation line. As a result, this product experienced adverse development on prior years’ reserves during the year after experiencing favorable development in both 2015 and 2014. From a comparative standpoint, overall results for the casualty segment in 2015 included favorable development of $45.7 million. The bulk of this development related to accident years 2006 through 2014, with more recent years representing a larger portion of the release. Most product lines within the segment experienced favorable development. Similarly, in 2014, favorable development occurred across multiple products, and overall segment results included favorable development of $52.8 million.

The segment’s loss ratio was 57.1 in 2016, compared to 53.0 in 2015 and 52.1 in 2014. The loss ratio increased in 2016 due to the lower benefit from favorable development on prior years’ reserves. Excluding the impact of prior years’ reserve development, the loss ratio has been steady over the past three years. From a current accident year standpoint, both 2016 and 2015 reflected positive underwriting performance. The expense ratio for the casualty segment was 34.9 in 2016, improved from 35.8 in 2015 and 35.9 in 2014. While investments in expansion and new products have increased in recent years, the related increase in premiums has allowed for improved expense leverage and a lower trending expense ratio.

Property

Underwriting income was $12.8 million in 2016, which translates into  a combined ratio of 91.6. Catastrophe losses, while relatively small in each of the past three years, were higher in 2016. Losses related to Hurricane Matthew and seasonal wind storm losses combined to impact the segment by $15.8 million in 2016. Partially offsetting these losses, favorable development on prior accident years’ reserves was experienced for most property lines during the year, mainly from marine and other property reinsurance. Favorable development improved underwriting results for the segment during 2016 by $4.8 million. Results for the year also reflect profitable underwriting performance from a current accident year standpoint, driven by our commercial property lines.

Results for 2015 included $11.8 million in losses from winter and spring storms, and favorable development on prior accident years’ reserves, primarily from marine, which served to partially offset these losses. Favorable development improved underwriting results for the segment by $11.8 million. Positive underwriting performance from a current accident year standpoint is also reflected in 2015 results, and included continued improvement from marine. The crop exit, while meaningful from a premium standpoint, did not have a significant impact on 2015 underwriting profit. Results for 2014 included $4.7 million in spring storm losses and $0.3 million in losses related to earthquake activity in Napa Valley. Favorable development on prior accident years’ reserves, primarily from marine, partially offset these losses and improved underwriting results for the segment by $1.1 million. Results were positive from a current accident year standpoint, as re-underwriting efforts on marine and other assumed coverages led to a nearly three-point improvement in the current accident year loss ratio.

The segment’s loss ratio was 46.9 in 2016 compared to 40.9 in 2015 and 45.3 in 2014. The higher result for 2016 related primarily to the lower benefit from favorable development on prior years’ reserves, coupled with higher catastrophe losses during the year. Results for 2015 reflected the improved current accident year loss ratio performance resulting from marine re-underwriting efforts. The expense ratio for the property segment was 44.7 in 2016 compared to 42.2 in 2015 and 38.1 in 2014. The increased expense ratio for 2016 was driven largely by the overall decline in earned premium and the relative fixed nature of certain expenses. Shifts in product mix within the segment over the past three years, specifically related to crop, which carried a very low acquisition expense rate, also contributed to the higher expense ratio during this timeframe.

Surety

Underwriting income totaled $27.0 million in 2016, which translates into a  combined ratio of 77.8. Underwriting performance for each of the past three years reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. From a current accident year standpoint this segment has continued to deliver strong performance, though results for 2016 include higher current accident year losses from energy surety and contract surety. Despite the relatively higher losses sustained in 2016, the current accident year combined ratio result for each of the past three years has been in the low 80s.

The segment’s loss ratio was 15.2 in 2016, compared to 9.2 in 2015 and 7.3 in 2014. While all years benefited from favorable development in prior years’ reserves, the amount of favorable development has declined in each of the past two years. In 2016, results included $4.8 million of favorable development in prior years’ reserves, compared to $7.9 million and $10.9 million in 2015 and 2014, respectively. This decrease was the primary driver of the slightly higher loss ratio over these periods. The above mentioned losses in 2016 on energy and contract surety also contributed to the loss ratio increase in 2016. The expense ratio for the segment was 62.6 in 2016, compared to 62.3 in 2015 and 66.5 in 2014. While continued premium growth has allowed for improved leveraging of our expense base in recent years, the expense ratio increased slightly in 2016 due to shifts in mix towards products with higher acquisition expense rates. In 2014, the expense ratio for the segment was higher, due in large part to reinstatement premium related to ceded loss activity on prior accident years.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2016, net investment income decreased by 3 percent. The decrease was primarily due to the lower average yield environment seen during 2016 compared to the previous year. Additionally, credit spreads declined across most fixed income sectors during the year, putting further pressure on reinvestment rates. The average annual yields on our investments were as follows for 2016, 2015 and 2014:

	2016	2015	2014
PRETAX YIELD
Taxable (on book value)	3.20%	3.42%	3.58%
Tax-exempt (on book value)	2.64%	2.75%	2.79%
Equities (on fair value)	2.85%	2.94%	2.83%

AFTER-TAX YIELD
Taxable (on book value)	2.08%	2.22%	2.33%
Tax-exempt (on book value)	2.50%	2.61%	2.64%
Equities (on fair value)	2.43%	2.51%	2.43%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities are subject to our corporate tax rate of 35.0 percent, our tax-exempt municipal securities are subject to a tax rate of 5.3 percent and our dividend income is generally subject to a tax rate of 14.2 percent. During 2016, the average after-tax yield on the taxable fixed income portfolio declined to 2.1 percent from 2.2 percent in 2015, while the average after-tax yield on the tax-exempt portfolio decreased 0.1 percent to 2.5 percent.

Despite bond prices falling during the final quarter of the year, the fixed income portfolio increased by $67.1 million during the year as the majority of operating cash flows were used for fixed income purchases. During 2016, the portfolio experienced net realized gains of $4.2 million and ended 2016 with net unrealized gains of $9.0 million. The tax-adjusted total return on a mark-to-market basis was 3.2 percent.

During 2016, our equity portfolio decreased by $6.2 million to $369.2 million. The equity portfolio experienced net realized gains of $38.7 million during the year and ended 2016 with net unrealized gains of $181.6 million. The total return for the year on the equity portfolio was 16.3 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net	Net Realized	Unrealized	Avg.	Avg.
	Invested	Investment	Gains	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	(Losses) (3)	(3)(4)	Assets	Assets
2012	1,870,584	58,831	25,372	39,855	6.6%	6.9%
2013	1,881,470	52,763	22,036	(10,923)	3.4%	3.7%
2014	1,943,172	55,608	32,182	55,180	7.4%	7.7%
2015	1,957,914	54,644	39,829	(71,049)	1.2%	1.5%
2016	1,986,685	53,075	34,645	(2,313)	4.3%	4.6%
5-yr Avg.	$1,927,965	$54,984	$30,813	$2,150	4.6%	4.9%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $34.6 million in net gains in 2016. Included in this number is $38.7 million in net realized gains in the equity portfolio, $4.2 million in net realized gains in the fixed income portfolio and $8.3 million in other net realized losses, $7.2 million of which related to a non-cash impairment charge on goodwill. In 2015, we realized $39.8 million in net gains. Included in this number is $22.1 million in net realized gains in the equity portfolio, $10.8 million in net realized gains in the fixed income portfolio and $6.9 million in other net realized gains related to the sale of RIC. In 2014, we realized $32.2 million in net gains. We realized $29.5 million in net realized gains in the equity portfolio, $4.0 million in net realized gains in the fixed income portfolio and $1.3 million in other net realized losses.

We regularly evaluate the quality of our investment portfolio. When we determine that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. During 2016, we recognized $0.1 million in impairment losses. All losses were taken during the third quarter on fixed income securities we no longer had the intent to hold until recovery. We did not recognize any OTTI losses during 2015 or 2014.

As of December 31, 2016, we held four securities in our equity portfolio that were in unrealized loss positions. The total unrealized loss on these securities was $1.3 million. With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 377 positions at an unrealized loss as of December 31, 2016. Of these 377 securities, 44 have been in an unrealized loss position for 12 consecutive months or longer and represent $3.3 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2016.

INVESTMENTS

We maintain a diversified investment portfolio with an 80 percent fixed income and 20 percent equity target. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical equity allocation. As of December 31, 2016, the portfolio had a fair value of $2.0 billion, an increase of $70.3 million from the end of 2015.

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

As of December 31, 2016, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or
	Amortized		Unrealized	% of Total
Asset Class	Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$77,054	$76,563	$(491)	3.8%	AAA
U.S. agency	5,473	5,813	340	0.3%	AAA
Non-U.S. govt & agency	9,517	9,151	(366)	0.5%	BBB+
Agency MBS	283,002	284,069	1,067	14.1%	AAA
ABS/CMBS**	93,791	93,910	119	4.6%	AAA
Corporate	503,041	508,367	5,326	25.1%	BBB+
Municipal	624,349	627,336	2,987	31.0%	AA
Total fixed income	$1,596,227	$1,605,209	$8,982	79.4%	AA-
Equities	$187,573	$369,219	$181,646	18.3%
Short-term investments	$5,015	$5,015	$—	0.2%
Other invested assets	24,115	24,115	—	1.2%
Cash	18,269	18,269	—	0.9%
Total portfolio	$1,831,199	$2,021,827	$190,628	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 79 percent of our total 2016 portfolio, the same as in 2015. As of December 31, 2016, the fair value of our fixed income portfolio consisted of 35 percent AAA-rated securities, 30 percent AA-rated securities, 18 percent A-rated securities, 11 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 34 percent AAA-rated securities, 31 percent AA-rated securities, 17 percent A-rated securities, 12 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2015.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2016, our fixed income portfolio’s duration was 4.8 years.

Our equity portfolio had a fair value of $369.2 million at December 31, 2016, entirely classified as available-for-sale. Equities comprised 18 percent of our total 2016 portfolio, down from 19 percent in 2015. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a focus on dividend income. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2016, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$77,567	$4,809	$—	$—	$—	$—	$82,376
Non-U.S. government & agency	—	—	1,942	7,209	—	—	9,151
Corporate - financial	2,996	18,125	75,642	55,627	1,311	—	153,701
All other corporate	—	7,926	91,724	98,230	21,260	—	219,140
Corporate financial - private placements	2,002	2,018	22,801	4,933	6,286	—	38,040
All other corporate - private placements	—	—	22,395	10,848	64,243	—	97,486
Municipal	100,016	443,208	71,611	—	—	12,501	627,336
Structured:
GSE - RMBS	$255,849	$—	$—	$—	$—	$—	$255,849
Non-GSE RMBS - prime	—	—	—	—	—	—	—
Non-GSE RMBS - Alt A	—	—	—	—	—	—	—
Non-GSE RMBS - subprime	—	—	—	—	—	—	—
ABS - utility	4,576	—	—	—	—	—	4,576
ABS - credit cards	15,584	—	—	—	—	—	15,584
ABS - auto loans	42,345	—	—	—	—	—	42,345
All other ABS	6,712	—	—	—	—	—	6,712
GSE - CMBS	28,220	—	—	—	—	—	28,220
CMBS	24,693	—	—	—	—	—	24,693
CDOs/CLOs	—	—	—	—	—	—	—
Total	$560,560	$476,086	$286,115	$176,847	$93,100	$12,501	$1,605,209

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2016
Planned amortization class	$40,283	$40,048	14%
Sequential	28,778	28,220	10%
Pass-throughs	213,941	215,801	76%
Total	$283,002	$284,069	100%

2015
Planned amortization class	$42,548	$42,479	17%
Sequential	35,988	35,587	14%
Pass-throughs	171,524	176,826	69%
Total	$250,060	$254,892	100%

Our allocation to agency mortgage-backed securities totaled $284.1 million as of December 31, 2016. MBS represented 18 percent of the fixed income portfolio compared to $254.9 million or 17 percent of that portfolio as of December 31, 2015.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO) which include planned amortization classes (PACs) and sequential pay structures. A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Sequential pay structures are a type of CMO where each risk tranche is paid off in a particular order. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2016, all of the securities in our MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2016, the MBS portfolio contained 76 percent of pure pass-throughs compared to 69 percent as of December 31, 2015. An additional 14 percent of the MBS portfolio was invested in planned amortization class CMOs (PACs), down from 17 percent in 2015.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2016
CMBS	$24,179	$24,693	26%
Auto	42,602	42,345	45%
Business	1,149	1,149	1%
Equipment	5,259	5,265	6%
Utility	4,655	4,576	5%
Credit card	15,647	15,584	16%
Other	300	298	1%
Total	$93,791	$93,910	100%

2015
CMBS	$45,289	$45,805	50%
Auto	20,796	20,687	23%
Business	1,246	1,245	1%
Equipment	7,749	7,718	8%
Utility	7,797	7,715	8%
Credit card	8,682	8,778	10%
Other	—	—	—%
Total	$91,559	$91,948	100%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans and residential or commercial mortgages. As of December 31, 2016, ABS/CMBS investments were $93.9 million (6 percent) of the fixed income portfolio, compared to $91.9 million (6 percent) as of December 31, 2015. All of the securities in the ABS/CMBS portfolio were rated AAA as of December 31, 2016. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms. We had $4.1 million in unrealized losses in these asset classes as of December 31, 2016.

Municipal Fixed Income Securities

As of December 31, 2016, municipal bonds totaled $627.3 million (39 percent) of our fixed income portfolio, compared to $610.4 million (40 percent) as of December 31, 2015. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2016, approximately 45 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 55 percent were revenue based. Eighty-seven percent of our municipal fixed income securities were rated AA or better, while 98 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2016, our corporate debt portfolio totaled $508.4 million (32 percent) of the fixed income portfolio compared to $517.1 million (34 percent) as of December 31, 2015. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. The corporate debt portfolio has an overall quality rating of BBB+, diversified among 512 issues.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2016, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	unrealized
(in thousands)	Cost	Fair Value	Gains	losses
Bonds:
Corporate - financial	$149,804	$153,701	$4,432	$(535)
All other corporate	216,968	219,140	4,249	(2,077)
Financials - private placements	37,417	38,040	838	(215)
All other corporate - private placements	98,852	97,486	1,477	(2,843)
Total	$503,041	$508,367	$10,996	$(5,670)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2016, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20,047	$20,069
Due after one year through five years	330,837	335,054
Due after five years through 10 years	545,916	550,438
Due after 10 years	322,634	321,669
Mtge/ABS/CMBS*	376,793	377,979
Total fixed income	$1,596,227	$1,605,209

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2016, our equity portfolio totaled $369.2 million (18 percent) of the investment portfolio, compared to $375.4 million (19 percent) as of December 31, 2015. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, the S&P 500 Index, and the S&P 500 Utilities Index. No one fund makes up more than 50 percent of the ETF allocation, and the philosophy mirrors that of the actively managed equity portfolio, with a preference for dividend income and lower anticipated volatility than the market (as measured by the S&P 500). We did not recognize any impairment losses in the equity portfolio during 2016 or 2015.

The following table illustrates the distribution by sector of our equity portfolio as of December 31, 2016, including fair value, cost basis and unrealized gains and losses:

				Net
			% of Total	Unrealized
(in thousands)	Cost Basis	Fair Value	Fair Value	Gain/Loss
Common stock:
Consumer discretionary	$6,686	$18,875	5.1%	$12,189
Consumer staples	13,880	27,910	7.6%	14,030
Energy	15,624	28,457	7.7%	12,833
Financials	27,055	48,303	13.1%	21,248
Healthcare	5,077	15,686	4.2%	10,609
Industrials	10,407	25,773	7.0%	15,366
Information technology	9,760	22,333	6.0%	12,573
Materials	1,480	4,940	1.3%	3,460
Telecommunications	3,193	11,080	3.0%	7,887
Utilities	21,833	42,284	11.5%	20,451
ETFs	72,578	123,578	33.5%	51,000
Total	$187,573	$369,219	100.0%	$181,646

INTEREST AND CORPORATE EXPENSE

We incurred $7.4 million of interest expense on outstanding debt during 2016, 2015 and 2014. We completed a public debt offering in October 2013, issuing $150.0 million in senior notes, and used a portion of the proceeds to repay $100.0 million in senior notes that were originally set to mature in January 2014. At December 31, 2016, 2015 and 2014, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2016, 2015 and 2014, we exceeded the required return, resulting in the accrual of executive bonuses. Excluding this variable component tied to performance, other general corporate expenses were relatively flat in 2016 compared to 2015.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company, and as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2016, we recorded $9.7 million in earnings from this investment compared to $9.9 million in 2015 and $12.0 million in 2014. Sunglass sales were up 2 percent in 2016, after decreasing 2 percent in 2015 and increasing 14 percent in 2014. Unfavorable foreign exchange results and increased marketing and advertising expense led to Maui Jim’s decrease in earnings for 2016 compared to 2015.

In 2016 and 2014, we received dividends from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2016, we recorded $1.1 million in investee earnings from this investment compared to $1.0 million in 2015 and $0.3 million in 2014. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed to $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016 compared to $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015 and $10.2 million of gross premiums written and $5.3 million of net premiums earned during 2014.

INCOME TAXES

Our effective tax rates were 26.8 percent, 30.1 percent and 28.5 percent for 2016, 2015 and 2014, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower in 2016 due to a decline in underwriting income along with increased tax benefits associated with dividends received from unconsolidated investees.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. In the fourth quarters of 2016 and 2014, we received a $9.9 million and $6.6 million dividend from Maui Jim, respectively. No dividend was received from any unconsolidated investee in 2015. In accordance with GAAP guidelines on income taxes, we recognized a $2.8 million and $1.8 million tax benefit for 2016 and 2014, respectively. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 1.8 percent and 1.0 percent reduction to the 2016 and 2014 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Special dividends paid to the ESOP in 2016, 2015 and 2014 resulted in tax benefits of $2.4 million, $2.5 million and $3.6 million, respectively. These tax benefits reduced the effective tax rate for 2016, 2015 and 2014 by 1.5 percent, 1.2 percent and 1.9 percent, respectively.

In addition, our pretax earnings in 2016 included $24.9 million of investment income that is partially exempt from federal income tax, compared to $25.1 million and $25.3 million in 2015 and 2014, respectively.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to us. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $851.1 million at December 31, 2016, from $805.9 million as of December 31, 2015. This reflects incurred losses of $349.8 million in 2016 offset by paid losses of $304.6 million compared to incurred losses of $299.0 million offset by $279.0 million paid in 2015. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $1.14 billion at December 31, 2016 from $1.10 billion at December 31, 2015 while ceded loss and LAE reserves decreased to $288.2 million from $297.8 million over the same period.

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

(in thousands)	2016	2015	2014
Operating cash flows	$174,463	$152,586	$123,085
Investing cash flows (uses)	(53,622)	(60,597)	22,771
Financing cash flows (uses)	(113,653)	(111,528)	(154,705)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2016, the majority of cash flows were used in financing activities, due largely to the payment of special dividends. Financing cash flows noted in the above table include special dividends totaling $87.9 million, $87.1 million and $129.3 million for 2016, 2015 and 2014, respectively.

We have entered into certain contractual obligations that require us to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2016.

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$307,124	$439,862	$211,813	$180,538	$1,139,337
Long-term debt	—	—	—	150,000	150,000
Operating leases	5,064	8,365	7,506	7,398	28,333
Total	$312,188	$448,227	$219,319	$337,936	$1,317,670

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $288.2 million at December 31, 2016, compared to $297.8 million in 2015.

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

We have historically grown our shareholders’ equity and/or policyholders’ surplus as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our investments and (3) the issuance of common stock and debt.

At December 31, 2016, we had cash, short-term investments and other investments maturing within one year of approximately $43.4 million and an additional $335.1 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the year ended December 31, 2016, no amounts were outstanding on the revolving line of credit.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Based on qualifying assets at year end, aggregate borrowing capacity is approximately $25 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2016, no amounts were outstanding with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have generated positive operating cash flow for more than 30 consecutive years. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 21 consecutive years.

OPERATING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claims
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income (interest & dividends)	Commissions paid
Unconsolidated investee dividends from affiliates	Operating expenses
Funds held	Interest expense
Income taxes
Funds held

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
Acquisitions
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2016, our portfolio had a carrying value of $2.0 billion. Portfolio assets at December 31, 2016, increased by $70.3 million, or 4 percent, from December 31, 2015.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2016, 45 percent of our shareholders’ equity was invested in equities, compared to 46 percent at December 31, 2015 and 49 percent at December 31, 2014.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2016, our capital structure consisted of $148.7 million in 10-year maturity senior notes (long-term debt) and $823.6 million of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2016.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2016, our holding company had $823.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.9 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and ordinary dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2016, 2015 and 2014, our principal insurance subsidiary paid ordinary dividends totaling $123.6 million, $125.0 million and $185.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). No extraordinary dividends were paid in 2016, 2015 or 2014. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted through the second quarter of 2017 and cannot be distributed to RLI Corp. without prior approval of the IDOI. However, as of December 31, 2016, RLI Corp. had the approximate amount of unrestricted liquid net assets on hand that would be necessary to cover normal annual holding company expenditures.

Our 163rd consecutive dividend payment was declared in February 2017 and will be paid on March 20, 2017, in the amount of $0.20 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2017

Margins in the property-casualty insurance industry remain under pressure. While the industry has produced an underwriting profit in recent years, results are projected to be near breakeven for 2016 and may deteriorate further in 2017. The combination of several years of underwriting profit, lack of significant catastrophe losses, excess capital and increased competition may result in many insurers reducing rates and loosening terms, which will reduce underwriting margins. Loss trends have increased in some lines, most notably in commercial auto, resulting in several companies recording adverse loss development. In addition, more recent trends in the litigation environment, including increased settlement values, higher bodily injury costs and more aggressive plaintiff’s attorneys are also driving up loss costs. Although higher interest rates and increased investment income may distract some insurers from maintaining underwriting discipline, higher inflation may further impact loss trends. The impact that the recent political transition in the U.S. will have on economic growth, on our business or that of our insureds is unknown. While the detailed changes to regulation, the litigation environment and corporate tax policies are yet to be determined, we are optimistic that new policies may offer more opportunities for our business. For example, if less regulation and more economic growth are achieved, the insured base will expand and provide more opportunities for rational participants in the insurance market.

We believe disciplined underwriting will continue to be a differentiator through all market cycles. We define underwriting as the thorough evaluation of risk by underwriters who are supported by claim and analytical professionals. These individuals work as a team to provide coverage within our risk appetite for the right premium. We will continue to invest in both organic and new growth opportunities and will expand where it makes sense given the current market environment. In 2017, that will likely translate into a larger casualty segment, some incremental growth for surety and a smaller property segment. We would expect much of the casualty increase to come from more recent product initiatives.

While underwriting profit may remain under pressure from the competitive forces mentioned, we expect to post positive underwriting income overall, barring any significant catastrophe events. We will continue to prudently reserve for the ultimate claims we expect to pay over the life of our coverages. Our expense ratio has been impacted by the costs associated with new products over the last few years and we are actively looking for ways to gain scale in those products to better leverage our investments, as well as pruning those products which no longer show promise. Specific details regarding our insurance segments follows.

CASUALTY

The casualty segment continues to be an area of opportunity. Premium rates are anticipated to remain relatively flat for most products with the exception of commercial auto. Because the industry has failed to increase pricing at the same pace as loss trends, we expect rate improvement to continue for these coverages during 2017. We recorded notable growth in our commercial transportation business in 2016 through rate increases and by providing excellent service to our producers and insureds. Some of the expansion was in certain geographies and classes that proved unprofitable. As we re-underwrite sub-segments of the book, it will be more challenging to show top line growth in transportation in 2017. We will continue to grow our small commercial businesses, which includes the previously acquired CBIC business and our packages that supplement professional services liability coverages for design, miscellaneous and technology professionals. We also expect growth in several new lines of E&S business that were launched in the last two years, including general and excess liability coverage in the energy, healthcare and large retention products. Finally, growth is probable from adjacent coverages provided by our executive products group, comprised of cyber liability and representations and warranties coverage. As with all of our newer businesses, while we expect some growth, we are careful to maintain the right underwriting approach. Legacy lines such as our general liability, umbrella and traditional executive products will be challenged to remain flat due to competitive market conditions. The casualty segment will likely be a larger portion of our product portfolio in 2017.

PROPERTY

The property market is the most competitive of our three segments. Despite increased catastrophe activity in 2016, losses have not been material enough to impact excessive capital levels and stabilize rates. Underwriting margins have decreased to the point where any loss activity is pronounced. We expect marginal growth in the marine and homeowners businesses. Property’s top line is expected to decline in 2017 with our phase out of the recreational vehicle and assumed specialty treaty reinsurance business. The combination of phasing out these products will result in the reduction of approximately $20 million of gross written premium in 2017. While premium will decline, we do not anticipate a corresponding decline in underwriting income as these products have produced underwriting losses in recent years. We expect to report underwriting income in this segment overall, barring significant catastrophic events. Property will be a smaller segment of our product portfolio in 2017.

SURETY

Competition is plentiful in the surety segment as well. This segment is dependent on both regulations and the economy, making its prospects uncertain during this political transition. Our energy business has been under pressure due to the prolonged decline in oil prices, while the contract business is reliant on construction investments which have been stable over the last few years. We believe both of these sub-segments will have some opportunity for growth and our underwriters remain focused on the bottom line. We have made additional investments in our miscellaneous and other transactional surety products. Technology, faster processing and ease of doing business are imperative for these products and these investments should begin to pay off in the coming years. Energy and commercial surety’s losses are infrequent but can be sizeable when they occur. In late 2016, we recognized some loss activity in these areas and expect underlying trends may impact our competitors as well. We will continue to carefully evaluate our accounts in these lines. We expect to produce underwriting income in this segment and anticipate that it will remain a similar portion of our overall product portfolio in 2017.

INVESTMENTS

This past year was acutely influenced by several major shock events that drove periodic bouts of volatility. Weak data out of China and continued declines in crude oil resulted in a risk-off tone to start the year. Central bankers responded accordingly with further accommodation in Europe and a U.S. Federal Reserve, which kept interest rates steady. As a result, U.S. interest rates fell sharply through the first half of the year and reached their low point around the UK’s vote to leave the European Union. Unexpected outcomes continued through the end of the year as the outcome for U.S. elections moved both the legislative and executive branches in favor of the Republican Party. Markets have since responded with optimism on pro-growth expectations from the possibility that lower tax rates, less regulation and fiscal stimulus will accompany a new administration. Despite equities moving higher in the wake of the election, macroeconomic data was already on an upswing in the second half of the year:  job growth continued at nearly 200,000 new payrolls per month, oil prices were trending up, GDP was markedly higher and wages and inflation were more robust. Recently we have also seen an upswing in consumer behavior and consumption is showing some recovery. This backdrop gave the Federal Reserve enough reason to raise the Fed Funds rate by 25 basis points in December for the first and only time in 2016, but also to set the stage for more frequent tightening in 2017. Treasury rates have responded to the current environment by moving sharply higher. The bellwether 10-year Treasury yield ended 2016 at 2.45 percent, up 0.18 percent from year end 2015. While we believe the U.S. will continue to lead world growth over the next twelve months, the expectations of the new administration are extremely high, and we will be approaching 2017 with some cautious optimism. Tax reform will likely be a heavy influence on our strategies related to municipal bonds and tax credit financings.

Our portfolio exhibited strong total return results in 2016 as tighter credit spreads in fixed income insulated the portfolio from some of the rise in Treasury yields and equities finished the year with double digit returns. We were fairly active in seeking out relative value in our bond portfolio as our municipal allocation moved down during the first quarter and was back to a neutral position by year end. Further, active equity positioning in utilities, financials and health care resulted in outperformance relative to the S&P 500 Index. Fiscal policy, monetary policy and fundamental expectations will continue to influence markets in 2017; however, our strategy will remain focused on the support of insurance operations through current income and contributing to long-term growth in book value via surplus assigned strategies like equities. We are pleased to be putting marginal dollars to work in the portfolio at higher interest rates than we saw in mid-2016 and expect that to have a positive impact on our investment income profile going forward.

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

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2016 and 2015, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for more than five years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2016. Listed on each table is the December 31, 2016, fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2016, our fixed income portfolio had a fair value of $1.6 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2016, levels with all other variables held constant. Such scenarios would result in decreases in the fair value of the fixed income portfolio of $85.1 million and $166.9 million, respectively.

As of December 31, 2016, our equity portfolio had a fair value of $369.2 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $31.6 million and $63.1 million, respectively.

Counter to the base scenarios shown in Tables 1 and 2, Tables 3 and 4 quantify the opposite impact. Under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

TABLE 1

Effect of a 100-basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/16 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,605,209	$(85,069)	$—
Equity securities	369,219	—	(31,568)
Total non-trading	$1,974,428	$(85,069)	$(31,568)

TABLE 2

Effect of a 200-basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/16 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,605,209	$(166,925)	$—
Equity securities	369,219	—	(63,136)
Total non-trading	$1,974,428	$(166,925)	$(63,136)

TABLE 3

Effect of a 100-basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/16 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,605,209	$86,317	$—
Equity securities	369,219	—	31,568
Total non-trading	$1,974,428	$86,317	$31,568

TABLE 4

Effect of a 200-basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/16 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,605,209	$170,763	$—
Equity securities	369,219	—	63,136
Total non-trading	$1,974,428	$170,763	$63,136

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2016	2015
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,596,227 in 2016 and $1,518,156 in 2015)	$1,605,209	$1,538,110
Equity securities available-for-sale, at fair value (cost - $187,573 in 2016 and $202,437 in 2015)	369,219	375,424
Short-term investments, at cost which approximates fair value	5,015	6,262
Other invested assets	24,115	20,666
Cash	18,269	11,081
Total investments and cash	$2,021,827	$1,951,543
Accrued investment income	$14,593	$14,878
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $15,981 in 2016 and $14,898 in 2015	126,387	143,662
Ceded unearned premiums	52,173	52,833
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,699 in 2016 and $11,885 in 2015	288,224	297,844
Deferred policy acquisition costs, net	73,147	69,829
Property and equipment, at cost, net of accumulated depreciation of $41,999 in 2016 and $38,447 in 2015	54,606	47,102
Investment in unconsolidated investees	72,240	70,784
Goodwill and intangibles	64,371	71,294
Other assets	10,065	15,696
Total assets	$2,777,633	$2,735,465

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,139,337	$1,103,785
Unearned premiums	433,777	422,094
Reinsurance balances payable	17,928	37,556
Funds held	72,742	54,254
Income taxes - deferred	64,494	63,993
Bonds payable, long-term debt	148,741	148,554
Accrued expenses	51,992	55,742
Other liabilities	25,050	26,018
Total liabilities	$1,954,061	$1,911,996

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,874,911 shares in 2016 and 66,474,342 shares in 2015, and outstanding 43,944,697 shares in 2016 and 43,544,128 shares in 2015)	$66,875	$66,474
Paid in capital	229,779	221,345
Accumulated other comprehensive earnings, net of tax	122,610	123,774
Retained earnings	797,307	804,875
Deferred compensation	11,496	10,647
Treasury stock, at cost (22,930,214 shares in 2016 and 2015)	(404,495)	(403,646)
Total shareholders’ equity	$823,572	$823,469
Total liabilities and shareholders’ equity	$2,777,633	$2,735,465

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net premiums earned	$728,608	$700,161	$687,375
Net investment income	53,075	54,644	55,608
Net realized gains	34,740	39,829	32,182
Other-than-temporary-impairment losses on investments	(95)	—	—
Consolidated revenue	$816,328	$794,634	$775,165
Losses and settlement expenses	$349,778	$299,045	$296,609
Policy acquisition costs	249,612	241,078	229,283
Insurance operating expenses	53,093	51,480	54,464
Interest expense on debt	7,426	7,426	7,438
General corporate expenses	10,170	9,837	10,222
Total expenses	$670,079	$608,866	$598,016
Equity in earnings of unconsolidated investees	10,833	10,914	12,338
Earnings before income taxes	$157,082	$196,682	$189,487
Income tax expense:
Current	$41,034	$52,104	$48,596
Deferred	1,128	7,034	5,446
Income tax expense:	$42,162	$59,138	$54,042
Net earnings	$114,920	$137,544	$135,445

Other comprehensive earnings (loss), net of tax	(1,164)	(47,609)	35,356
Comprehensive earnings	$113,756	$89,935	$170,801

Basic:
Net earnings per share	$2.63	$3.18	$3.15
Comprehensive earnings per share	$2.60	$2.08	$3.97

Diluted:
Net earnings per share	$2.59	$3.12	$3.09
Comprehensive earnings per share	$2.56	$2.04	$3.90

Weighted average number of common shares outstanding
Basic	43,772	43,299	43,020
Diluted	44,432	44,131	43,819

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2014	42,982,424	$828,966	$65,913	$208,705	$136,027	$811,320	$11,562	$(404,561)
Net earnings	—	$135,445	$—	$—	$—	$135,445	$—	$—
Other comprehensive earnings (loss), net of tax	—	35,356	—	—	35,356	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	2,207	(2,207)
Stock option excess tax benefit	—	1,766	—	1,766	—	—	—	—
Exercise of stock options	120,291	3,386	120	3,266	—	—	—	—
Dividends paid ($3.71 per share)	—	(159,857)	—	—	—	(159,857)	—	—
Balance, December 31, 2014	43,102,715	$845,062	$66,033	$213,737	$171,383	$786,908	$13,769	$(406,768)
Net earnings	—	$137,544	$—	$—	$—	$137,544	$—	$—
Other comprehensive earnings (loss), net of tax	—	(47,609)	—	—	(47,609)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(3,122)	3,122
Stock option excess tax benefit	—	11,413	—	11,413	—	—	—	—
Exercise of stock options	441,413	(3,364)	441	(3,805)	—	—	—	—
Dividends paid ($2.75 per share)	—	(119,577)	—	—	—	(119,577)	—	—
Balance, December 31, 2015	43,544,128	$823,469	$66,474	$221,345	$123,774	$804,875	$10,647	$(403,646)
Net earnings	—	$114,920	$—	$—	$—	$114,920	$—	$—
Other comprehensive earnings (loss), net of tax	—	(1,164)	—	—	(1,164)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	849	(849)
Stock option excess tax benefit	—	9,576	—	9,576	—	—	—	—
Exercise of stock options	400,569	(741)	401	(1,142)	—	—	—	—
Dividends paid ($2.79 per share)	—	(122,488)	—	—	—	(122,488)	—	—
Balance, December 31, 2016	43,944,697	$823,572	$66,875	$229,779	$122,610	$797,307	$11,496	$(404,495)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net earnings	$114,920	$137,544	$135,445
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized gains	(34,645)	(39,829)	(32,182)
Depreciation	6,430	5,406	4,557
Other items, net	17,699	15,006	10,818
Change in:
Accrued investment income	285	(249)	1,081
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	17,275	10,911	(2,064)
Reinsurance balances payable	(19,628)	(457)	(9,321)
Funds held	18,488	2,773	(10,175)
Ceded unearned premium	660	1,128	6,446
Reinsurance balances recoverable on unpaid losses	9,620	37,262	19,818
Deferred policy acquisition costs	(3,318)	(4,706)	(3,615)
Accrued expenses	(3,750)	(7,406)	3,552
Unpaid losses and settlement expenses	35,552	(17,255)	(8,393)
Unearned premiums	11,683	20,682	9,331
Income taxes
Current	12,573	7,069	(155)
Deferred	1,128	7,034	5,446
Stock option excess tax benefit	(9,576)	(11,413)	(1,766)
Changes in investment in unconsolidated investees:
Undistributed earnings	(10,833)	(10,914)	(12,338)
Dividends received	9,900	—	6,600
Net cash provided by operating activities	$174,463	$152,586	$123,085

Cash flows from investing activities:
Purchase of:
Fixed income, available-for-sale	$(557,067)	$(665,422)	$(470,210)
Equity securities, available-for-sale	(36,335)	(39,905)	(18,088)
Property and equipment	(16,155)	(10,035)	(7,121)
Investment in equity method investee	—	(1,711)	(5,301)
Acquisition of agency	(850)	—	—
Other	(7,722)	(4,642)	(5,534)
Proceeds from sale of:
Fixed income, held-to-maturity	—	—	654
Fixed income, available-for-sale	329,091	436,680	342,308
Equity securities, available-for-sale	89,909	53,110	72,869
Short-term investments, net	2,564	6,637	11,401
Property and equipment	1,688	76	276
Subsidiary (RLI Indemnity Company)	—	7,500	—
Other	—	135	—
Proceeds from call or maturity of:
Fixed income, available-for-sale	141,255	156,980	101,517
Net cash provided by (used in) investing activities	$(53,622)	$(60,597)	$22,771

Cash flows from financing activities:
Stock option excess tax benefit	$9,576	$11,413	$1,766
Proceeds from stock option exercises	(741)	(3,364)	3,386
Cash dividends paid	(122,488)	(119,577)	(159,857)
Net cash used in financing activities	$(113,653)	$(111,528)	$(154,705)

Net increase (decrease) in cash	$7,188	$(19,539)	$(8,849)

Cash at beginning of year	$11,081	$30,620	$39,469

Cash at end of year	$18,269	$11,081	$30,620

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.DESCRIPTION OF BUSINESS

RLI Corp., an insurance holding company, is an Illinois corporation that was organized in 1965. We underwrite select property and casualty insurance coverages through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.

B.PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

C.ADOPTED ACCOUNTING STANDARDS

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

We adopted ASU 2015-09 during 2016 and present the required disclosures of this accounting standards updated in Note 6 to these consolidated financial statements.

D.PROSPECTIVE ACCOUNTING STANDARDS

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

This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted for provision (e) above. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. The primary impact this guidance will have on our financial statements relates to recognizing changes in the fair value of equity securities through the income statement. The impact to our income statement will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

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

ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments

ASU 2016-15 was issued to reduce the diversity in practice of how certain cash receipts and payments, for which current guidance is silent, are classified in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. Upon adoption, the update will be applied using the retrospective transition method. We do not expect a material impact on our statement of cash flows.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment

ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. We have not yet completed the analysis of how adopting this ASU will affect our financial statements.

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

TRADING SECURITIES

Debt and equity securities purchased for short-term resale are classified as trading securities. These securities are reported at fair value with unrealized gains and losses included in earnings. We  do not hold any debt securities classified as trading.

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

F.CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost. We have not experienced losses on these instruments. Other invested assets includes an investment in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, and an investment in a real estate fund, carried at cost. Due to the nature of cash, short-term investments, the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value.

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

J.INVESTMENT IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the equity and earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, which is accounted for by the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $62.6 million in 2016 and $62.7 million in 2015. In 2016, we recorded $9.7 million in investee earnings for Maui Jim, compared to $9.9 million in 2015 and $12.0 million in 2014. Maui Jim recorded net income of $26.9 million in 2016,  $23.7 million in 2015 and $30.7 million in 2014. Additional summarized financial information for Maui Jim for 2016 and 2015 is outlined in the following table:

(in millions)	2016	2015
Total assets	$246.9	$223.4
Total liabilities	112.4	90.0
Total equity	134.5	133.4

Approximately $51.9 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2016. In 2016 and 2014, we received dividends of $9.9 million and $6.6 million, respectively, from Maui Jim. No dividends were received in 2015.

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $9.6 million at December 31, 2016 and $8.1 million at December 31, 2015. In 2016, we recorded $1.1 million in investee earnings for Prime, compared to $1.0 million in 2015 and $0.3 million in 2014. Additionally, we entered into a 25 percent quota share reinsurance treaty with Prime, effective January 1, 2014, which contributed $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016, compared to $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015 and $10.2 million of gross premiums written and $5.3 million of net premiums earned during 2014.

We perform annual impairment reviews of our investments in our unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangibles totaled $64.4 million at December 31, 2016 as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)
Reporting Unit	2016	2015
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small Commercial	5,246	5,246
Medical professional liability *	5,208	12,434
Total goodwill	$51,270	$58,496

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $5,546 at 12/31/16 and $4,678 at 12/31/15	5,601	5,298
Total intangibles	$13,101	$12,798

Total goodwill and intangibles	$64,371	$71,294

*  The 2016 medical professional liability goodwill balance reflects a $7.2 million non-cash impairment charge recorded in 2016.

Annual impairment testing was performed on each of these goodwill and indefinite-lived intangible assets during 2016. Based upon these reviews, our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2016, there were no triggering events on the above mentioned goodwill and intangible assets that would suggest an updated review was necessary. However, as disclosed in previous SEC filings, premium declines have decreased the fair value of our medical professional liability business in recent periods. Continuing rate and volume declines coupled with recent adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach valuation and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value. As a result, we recorded a $7.2 million non-cash impairment charge included as a net realized loss in the consolidated statement of earnings during the second quarter of 2016. The annual impairment testing indicated no further impairment and no additional triggering events occurred subsequent to the second quarter of 2016. As an additional consequence of the premium declines and adverse loss experience, the remaining portion of the contingent earn-out agreement associated with our acquisition of this medical professional liability business was eliminated, resulting in a $1.5 million reduction to expenses for 2016.

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

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.9 million for 2016, 2015 and 2014. We anticipate we will recognize amortization expense of $0.8 million in 2017 and 2018 and $0.7 million in 2019, 2020 and 2021.

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

O.EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of these items increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding these items.

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the consolidated financial statements.

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2016
Basic EPS
Income available to common shareholders	$114,920	43,772	$2.63
Stock options	—	660
Diluted EPS
Income available to common shareholders and assumed conversions	$114,920	44,432	$2.59

For the year ended December 31, 2015
Basic EPS
Income available to common shareholders	$137,544	43,299	$3.18
Stock options	—	832
Diluted EPS
Income available to common shareholders and assumed conversions	$137,544	44,131	$3.12

For the year ended December 31, 2014
Basic EPS
Income available to common shareholders	$135,445	43,020	$3.15
Stock options	—	799
Diluted EPS
Income available to common shareholders and assumed conversions	$135,445	43,819	$3.09

P.COMPREHENSIVE EARNINGS

 Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings, we used a 35 percent tax rate. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(0.6) million, $(25.3) million and $19.0 million for 2016, 2015 and 2014, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2016	2015	2014

Beginning balance	$123,774	$171,383	$136,027
Other comprehensive earnings before reclassifications	26,740	(26,199)	57,081
Amounts reclassified from accumulated other comprehensive earnings	(27,904)	(21,410)	(21,725)
Net current-period other comprehensive earnings (loss)	$(1,164)	$(47,609)	$35,356
Ending balance	$122,610	$123,774	$171,383

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2016	2015	2014	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$43,024	$32,939	$33,423	Net realized investment gains
	(95)	—	—	Other-than-temporary impairment (OTTI) losses on investments
	$42,929	$32,939	$33,423	Earnings before income taxes
	(15,025)	(11,529)	(11,698)	Income tax expense
	$27,904	$21,410	$21,725	Net earnings

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

Insurance Risks

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for ultimate profitability. The insurance industry is currently operating under highly competitive conditions and, as a result, margins in the industry are under pressure. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income. Our profitability can be affected significantly by the ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes. We attempt to mitigate this risk by incentivizing our underwriters to maximize underwriting profit and remain disciplined in pricing and selecting risks. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2016 we had $851 million of total net loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2016, for this coverage, we had reinsurance protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $325 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by us on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2016, these coverages were supported by $225 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by us in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2017. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

In 2009, as an extension of our excess and surplus lines general liability product, we expanded our offerings into low to moderate environmental liability exposures for small contractors and asbestos and mold remediation specialists. The business unit also provides limited coverage for individually underwritten underground storage tanks. We mitigate the overall exposure by focusing on smaller risks with low to moderate exposures. We avoid risks that have large-scale exposures including petrochemical, chemical, mining, manufacturers and other risks that might be exposed to superfund sites. This business is covered under our casualty ceded reinsurance treaties. Since 2009, we have written a total of $21.2 million of premium from this product extension with $4.3 million written in 2016.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2016, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2016	2015	2014
Interest on fixed income securities	$46,834	$48,064	$48,757
Dividends on equity securities	10,929	11,407	11,962
Interest on cash, short-term investments and other invested assets	120	11	7
Gross investment income	$57,883	$59,482	$60,726
Less investment expenses	(4,808)	(4,838)	(5,118)
Net investment income	$53,075	$54,644	$55,608

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS
(in thousands)	2016	2015	2014
Net realized gains (losses):
Fixed income:
Available-for-sale	$4,314	$10,832	$3,955
Available-for-sale OTTI	(95)	—	—
Held-to-maturity	—	—	4
Equity securities	38,709	22,107	29,468
Sale of subsidiary (RLI Indemnity Company)*	—	6,698	—
Other	(8,283)	192	(1,245)
Total	$34,645	$39,829	$32,182

Net changes in unrealized gains (losses) on investments:
Fixed income:
Available-for-sale	$(10,972)	$(26,929)	$37,880
Equity securities	8,659	(44,120)	17,300
Investment in unconsolidated investees	522	(1,886)	(787)
Total	$(1,791)	$(72,935)	$54,393
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$32,854	$(33,106)	$86,575

*See note 13 for further discussion on the sale of RLI Indemnity Company.

During 2016, we recorded $34.6 million in net realized gains, $7.2 million of which related to a non-cash goodwill impairment charge, along with a change in net unrealized losses of $1.8 million. The majority of our net realized gains were due to sales of equity securities while the change in unrealized losses was due to an increase in interest rates at the end of the year. For 2016, the net realized gains (losses) and changes in unrealized gains (losses) on investments totaled $32.9 million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2016
Available-for-sale	$329,091	$7,158	$(3,287)	$3,871
Held-to-maturity	—	—	—	—
Equities	89,909	39,668	(959)	38,709
2015
Available-for-sale	$436,680	$14,691	$(4,067)	$10,624
Held-to-maturity	—	—	—	—
Equities	53,110	25,985	(3,878)	22,107
2014
Available-for-sale	$342,308	$7,208	$(3,664)	$3,544
Held-to-maturity	654	4	—	4
Equities	72,869	29,794	(326)	29,468

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2016
Available-for-sale	$141,255	$445	$(2)	$443
Held-to-maturity	—	—	—	—
2015
Available-for-sale	$156,980	$217	$(9)	$208
Held-to-maturity	—	—	—	—
2014
Available-for-sale	$101,517	$414	$(3)	$411
Held-to-maturity	—	—	—	—

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2016, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$76,563	$—	$76,563
U.S. agency	—	5,813	—	5,813
Non-U.S. govt. & agency	—	9,151	—	9,151
Agency MBS	—	284,069	—	284,069
ABS/CMBS*	—	93,910	—	93,910
Corporate	—	508,367	—	508,367
Municipal	—	627,336	—	627,336
Equity	369,219	—	—	369,219
Total available-for-sale securities	$369,219	$1,605,209	$—	$1,974,428

Assets measured at fair value on a recurring basis as of December 31, 2015, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$43,543	$—	$43,543
U.S. agency	—	15,740	—	15,740
Non-U.S. govt. & agency	—	4,478	—	4,478
Agency MBS	—	254,892	—	254,892
ABS/CMBS*	—	91,948	—	91,948
Corporate	—	517,109	—	517,109
Municipal	—	610,400	—	610,400
Equity	375,424	—	—	375,424
Total available-for-sale securities	$375,424	$1,538,110	$—	$1,913,534

*Non-agency asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016 and 2015. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2016 or 2015.

The amortized cost and estimated fair value of fixed income securities at December 31, 2016, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$20,047	$20,069
Due after one year through five years	330,837	335,054
Due after five years through 10 years	545,916	550,438
Due after 10 years	322,634	321,669
Mtge/ABS/CMBS*	376,793	377,979
Total available-for-sale	$1,596,227	$1,605,209

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2016, the net unrealized appreciation of available-for-sale fixed income and equity securities totaled $190.6 million pretax. At December 31, 2015, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $192.9 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income and equity securities as of December 31, 2016 and 2015:

2016	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$77,054	$76,563	$88	$(579)
U.S. agency	5,473	5,813	340	—
Non-U.S. govt. & agency	9,517	9,151	2	(368)
Agency MBS	283,002	284,069	4,635	(3,568)
ABS/CMBS*	93,791	93,910	676	(557)
Corporate	503,041	508,367	10,996	(5,670)
Municipal	624,349	627,336	9,575	(6,588)
Total fixed income	$1,596,227	$1,605,209	$26,312	$(17,330)
Equity securities	187,573	369,219	182,912	(1,266)
Total available-for-sale	$1,783,800	$1,974,428	$209,224	$(18,596)

Held-to-maturity	$—	$—	$—	$—
Total	$1,783,800	$1,974,428	$209,224	$(18,596)

*Non-agency asset-backed & commercial mortgage-backed

2015	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$43,597	$43,543	$58	$(112)
U.S. agency	15,481	15,740	306	(47)
Non-U.S. govt. & agency	5,035	4,478	—	(557)
Agency MBS	250,060	254,892	6,451	(1,619)
ABS/CMBS*	91,559	91,948	995	(606)
Corporate	523,351	517,109	8,565	(14,807)
Municipal	589,073	610,400	21,375	(48)
Total fixed income	$1,518,156	$1,538,110	$37,750	$(17,796)
Equity securities	202,437	375,424	174,443	(1,456)
Total available-for-sale	$1,720,593	$1,913,534	$212,193	$(19,252)

Held-to-maturity	$—	$—	$—	$—
Total	$1,720,593	$1,913,534	$212,193	$(19,252)

*Non-agency asset-backed & commercial mortgage-backed

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Gross unrealized losses in the collateralized securities bond portfolio increased to $4.1 million in 2016 as interest rates increased during the second half of the year. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2016, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Corporate Bonds

Gross unrealized losses in the corporate bond portfolio decreased to $5.7 million in 2016 from $14.8 million at the end of 2015 as credit spreads tightened during the year. The corporate bond portfolio has an overall rating of BBB+.

Municipal Bonds

As of December 31, 2016, municipal bonds totaled $627.3 million with gross unrealized losses of $6.6 million. Unrealized losses in the sector increased during the year due to the strong run-up in interest rates prior to the end of the year. As of December 31, 2016, approximately 45 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 55 percent were revenue based. Eighty-seven percent of our municipal fixed income securities were rated AA or better while 98 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Gross unrealized losses in the equity portfolio decreased $0.2 million to $1.3 million in 2016. Given our intent to hold and expectation of recovery to cost within a reasonable period of time, we do not consider any of our equities to be other-than-temporarily impaired.

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

The following table is also used as part of our impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2016, and December 31, 2015. The table segregates the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2016			December 31, 2015
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Government
Fair value	$48,500	$—	$48,500	$36,000	$—	$36,000
Cost or amortized cost	49,079	—	49,079	36,112	—	36,112
Unrealized Loss	$(579)	$—	$(579)	$(112)	$—	$(112)

U.S. Agency
Fair value	$—	$—	$—	$8,070	$—	$8,070
Cost or amortized cost	—	—	—	8,117	—	8,117
Unrealized Loss	$—	$—	$—	$(47)	$—	$(47)

Non-U.S. Government
Fair value	$7,647	$—	$7,647	$4,478	$—	$4,478
Cost or amortized cost	8,015	—	8,015	5,035	—	5,035
Unrealized Loss	$(368)	$—	$(368)	$(557)	$—	$(557)

Agency MBS
Fair value	$175,858	$5,737	$181,595	$100,424	$18,520	$118,944
Cost or amortized cost	179,238	5,925	185,163	101,473	19,090	120,563
Unrealized Loss	$(3,380)	$(188)	$(3,568)	$(1,049)	$(570)	$(1,619)

ABS/CMBS*
Fair value	$48,907	$5,272	$54,179	$51,091	$8,364	$59,455
Cost or amortized cost	49,372	5,364	54,736	51,562	8,499	60,061
Unrealized Loss	$(465)	$(92)	$(557)	$(471)	$(135)	$(606)

Corporate
Fair value	$144,353	$15,535	$159,888	$275,404	$15,174	$290,578
Cost or amortized cost	146,979	18,579	165,558	285,515	19,870	305,385
Unrealized Loss	$(2,626)	$(3,044)	$(5,670)	$(10,111)	$(4,696)	$(14,807)

Municipal
Fair value	$250,930	$—	$250,930	$8,462	$2,418	$10,880
Cost or amortized cost	257,518	—	257,518	8,504	2,424	10,928
Unrealized Loss	$(6,588)	$—	$(6,588)	$(42)	$(6)	$(48)

Subtotal, fixed income
Fair value	$676,195	$26,544	$702,739	$483,929	$44,476	$528,405
Cost or amortized cost	690,201	29,868	720,069	496,318	49,883	546,201
Unrealized Loss	$(14,006)	$(3,324)	$(17,330)	$(12,389)	$(5,407)	$(17,796)

Equity securities
Fair value	$7,438	$1,973	$9,411	$16,476	$—	$16,476
Cost or amortized cost	8,029	2,648	10,677	17,932	—	17,932
Unrealized Loss	$(591)	$(675)	$(1,266)	$(1,456)	$—	$(1,456)

Total
Fair value	$683,633	$28,517	$712,150	$500,405	$44,476	$544,881
Cost or amortized cost	698,230	32,516	730,746	514,250	49,883	564,133
Unrealized Loss	$(14,597)	$(3,999)	$(18,596)	$(13,845)	$(5,407)	$(19,252)

*Non-agency asset-backed & commercial mortgage-backed

As of December 31, 2016, we held four equity securities that were in unrealized loss positions. The total unrealized loss on these securities was $1.3 million. In considering both the significance and duration of the unrealized loss position, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 377 securities in an unrealized loss position as of December 31, 2016. Of these 377 securities, 44 have been in an unrealized loss position for 12 consecutive months or longer and represent $3.3 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2016 and 2015. There were $0.1 million in losses associated with OTTI of securities in 2016. We did not recognize any impairment losses during 2015 or 2014.

As required by law, certain fixed maturity investments amounting to $31.8 million at December 31, 2016, were on deposit with either regulatory authorities or banks.

Other Invested Assets

Other invested assets shown on the balance sheet as of December 31, 2016 include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and an investment in a real estate fund. During 2016, we recorded an additional $5.0 million interest in a low income housing tax credit partnership. Our LIHTC interests had a balance of $17.5 million at December 31, 2016 compared to $14.0 million at December 31, 2015 and recognized a total tax benefit of $1.9 million during 2016 compared to $1.1 million during 2015 and $0.2 million during 2014. Our investment in FHLBC stock totaled $1.6 million at the end of 2016 and 2015. Our investment in the real estate fund was carried at and had a fair value of $5.0 million at December 31, 2016, the same as the previous year.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2016	2015	2014
Deferred policy acquisition costs (DAC)/VOBA, beginning of year	$69,829	$65,123	$61,508
Deferred:
Direct commissions	$150,390	$146,507	$142,887
Premium taxes	11,759	11,087	10,727
Ceding commissions	(17,488)	(17,403)	(20,483)
Net deferred	$144,661	$140,191	$133,131
Amortized	141,343	135,485	129,516
DAC/VOBA*, end of year	$73,147	$69,829	$65,123

Policy acquisition costs:
Amortized to expense - DAC	$141,343	$135,485	$129,346
Amortized to expense - VOBA	—	—	170
Period costs:
Ceding commission - contingent	(1,524)	(1,834)	(1,956)
Other underwriting expenses	109,793	107,427	101,723
Total policy acquisition costs	$249,612	$241,078	$229,283

*Includes asset for value of business acquired (VOBA) in CBIC acquisition, which was fully amortized at the end of 2014.

4. DEBT

As of December 31, 2016, outstanding debt balances totaled $148.7 million, net of unamortized discount and debt issuance costs, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. On December 12, 2013, a portion of the proceeds were used to redeem the $100.0 million in senior notes that were to mature on January 15, 2014, and the remaining proceeds were made available for general corporate purposes. The estimated fair value for the senior note is $157.4 million. The fair value of our long-term debt is estimated based on the limited observable prices that reflect thinly traded securities.

We incurred $7.4 million of interest expense on our senior notes in each of the last three years. The average rate on debt was 4.91 percent in 2016, 2015 and 2014.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. This facility has a four-year term that expires on May 28, 2018. As of and during the years ended December 31, 2016, 2015 and 2014, no amounts were outstanding on these facilities.

5. REINSURANCE

In the ordinary course of business, our insurance subsidiaries assume and cede premiums and selected insured risks with other insurance companies, known as reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). In addition, there are several types of treaties including quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow us to pursue greater diversification of business and serve to limit the maximum net loss to a single event, such as a catastrophe. Through the quantification of exposed policy limits in each region and the extensive use of computer-assisted modeling techniques, we monitor the concentration of risks exposed to catastrophic events.

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can range from $1.0 million to $11.0 million.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2016	2015	2014
WRITTEN
Direct	$844,430	$819,130	$787,267
Reinsurance assumed	30,434	34,456	76,581
Reinsurance ceded	(133,912)	(131,615)	(160,696)
Net	$740,952	$721,971	$703,152

EARNED
Direct	$835,294	$797,180	$781,640
Reinsurance assumed	27,886	35,724	72,878
Reinsurance ceded	(134,572)	(132,743)	(167,143)
Net	$728,608	$700,161	$687,375

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$405,873	$307,445	$315,226
Reinsurance assumed	13,196	23,184	61,923
Reinsurance ceded	(69,291)	(31,584)	(80,540)
Net	$349,778	$299,045	$296,609

The assumed business is made up of short-tail property, casualty, catastrophe and multi-peril crop and hail reinsurance. The majority of this assumed reinsurance is proportional and a large portion of the assumed incurred losses can be attributed to crop-related reinsurance and specialty property treaties. As noted in previous filings, our portion of assumed crop reinsurance was reduced for 2015 and ended with the 2015 crop year due to the acquisition of the cedant. Additionally, we discontinued offering facultative reinsurance at the end of the third quarter of 2015 as a result of challenging market conditions and have begun curtailing treaty reinsurance offerings in our property segment at the end of 2016.

At December 31, 2016, we had prepaid reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $333.4 million. More than 95 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top 10 reinsurers as of December 31, 2016. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2016.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2016	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$52,435	15.7%	$23,347	17.4%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	41,997	12.6%	15,157	11.3%
Endurance Re	A, Excellent	A, Strong	37,082	11.1%	6,412	4.8%
Aspen UK Ltd.	A, Excellent	A, Strong	26,886	8.1%	6,722	5.0%
Transatlantic Re	A, Excellent	A+, Strong	17,222	5.2%	6,306	4.7%
General Re	A++, Superior	AA, Very Strong	16,531	5.0%	2,957	2.2%
Berkley Insurance Co.	A+, Superior	A+, Strong	16,314	4.9%	5,388	4.0%
Scor Reinsurance Co.	A, Excellent	AA-, Very Strong	15,767	4.7%	5,069	3.8%
Axis Re	A+, Superior	A+, Strong	11,999	3.6%	4,093	3.1%
Toa Re	A+, Superior	A+, Strong	11,809	3.5%	4,353	3.3%
All other reinsurers*			85,318	25.6%	54,108	40.4%
Total ceded exposure			$333,360	100.0%	$133,912	100.0%

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $15.2 million and $10.7 million, respectively, at December 31, 2016. At December 31, 2015, the amounts were $14.0 million and $11.9 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2016, 2015 and 2014.

(in thousands)	2016	2015	2014
Unpaid losses and LAE at beginning of year:
Gross	$1,103,785	$1,121,040	$1,129,433
Ceded	(297,844)	(335,106)	(354,924)
Net	$805,941	$785,934	$774,509

Increase (decrease) in incurred losses and LAE:
Current accident year	$391,772	$364,472	$361,451
Prior accident years	(41,994)	(65,427)	(64,842)
Total incurred	$349,778	$299,045	$296,609

Loss and LAE payments for claims incurred:
Current accident year	$(70,540)	$(71,853)	$(65,308)
Prior accident year	(234,066)	(207,185)	(219,876)
Total paid	$(304,606)	$(279,038)	$(285,184)

Net unpaid losses and LAE at end of year	$851,113	$805,941	$785,934

Unpaid losses and LAE at end of year:
Gross	$1,139,337	$1,103,785	$1,121,040
Ceded	(288,224)	(297,844)	(335,106)
Net	$851,113	$805,941	$785,934

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

The following is information about incurred and paid loss development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2016. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial and personal umbrella, while claims made includes select lines within the professional services product and medical professional liability and executive products. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2007 to 2015 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$101,405	$101,363	$86,053	$74,731	$66,918	$64,479	$64,159	$64,201	$64,217	$63,618	$1,492	5,007
2008		96,829	100,454	91,734	83,367	78,218	74,174	73,859	73,696	74,837	1,764	5,405
2009			85,476	119,957	99,765	91,441	86,888	82,651	81,138	80,518	2,704	5,683
2010				87,875	96,582	93,589	88,820	85,034	80,289	78,685	3,183	6,100
2011					91,139	98,428	94,145	89,622	86,342	83,181	5,150	5,827
2012						91,807	78,406	65,893	61,072	59,028	5,645	5,123
2013							80,823	67,297	62,882	60,329	14,202	4,207
2014								88,092	79,497	71,592	26,967	4,075
2015									94,835	84,975	47,441	3,997
2016										101,950	80,004	3,350
									Total	$758,713

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$1,928	$9,811	$18,944	$30,716	$38,732	$45,616	$51,619	$56,167	$59,093	$59,060
2008		3,022	9,399	20,539	33,605	48,108	56,288	62,511	64,814	67,572
2009			1,972	9,233	24,115	43,702	58,460	65,913	70,220	74,920
2010				2,587	13,025	29,312	44,051	55,992	61,929	66,399
2011					5,924	17,124	32,978	48,822	60,769	67,358
2012						5,897	14,539	23,889	33,822	43,276
2013							6,334	13,021	22,366	34,786
2014								11,436	18,771	29,545
2015									10,157	19,902
2016										10,142
	* Presented as unaudited required supplementary information.								Total	$472,960
					All outstanding liabilities before 2007, net of reinsurance					7,503
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$293,256

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	7.8%	11.6%	16.7%	19.4%	16.0%	9.3%	7.2%	5.4%	4.1%	-0.1%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$36,632	$28,820	$26,428	$23,759	$21,514	$20,284	$20,289	$19,592	$19,412	$19,100	$253	634
2008		35,209	22,666	17,347	14,472	13,869	13,862	13,816	13,695	13,487	210	633
2009			30,267	19,719	14,981	12,893	12,966	12,459	12,601	11,982	178	566
2010				29,314	24,244	22,111	18,932	20,044	22,044	21,018	598	497
2011					26,272	17,148	17,443	18,641	19,160	20,959	1,342	574
2012						29,042	21,558	21,021	21,885	21,231	2,465	818
2013							39,984	34,824	26,857	25,425	6,158	909
2014								50,889	39,095	35,119	17,141	785
2015									53,672	50,857	35,131	529
2016										56,341	52,614	292
									Total	$275,519

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$2,463	$9,289	$10,176	$12,610	$17,010	$17,366	$18,473	$18,524	$18,841	$18,845
2008		115	3,224	8,212	11,231	11,755	11,938	12,163	13,166	13,183
2009			956	3,947	6,585	9,460	11,001	10,808	11,776	11,780
2010				7	6,002	10,705	13,282	15,512	17,302	19,175
2011					2,169	5,145	6,981	8,793	10,772	16,494
2012						1,315	3,573	8,843	15,380	16,879
2013							1,060	5,701	10,967	14,545
2014								1,899	4,006	11,002
2015									2,048	10,127
2016										1,068
	* Presented as unaudited required supplementary information.								Total	$133,098
					All outstanding liabilities before 2007, net of reinsurance					21,380
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$163,801

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	5.4%	19.7%	20.0%	17.8%	11.1%	7.5%	6.1%	2.6%	0.9%	0.0%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$8,662	$12,173	$10,836	$10,271	$9,415	$8,115	$7,731	$5,691	$5,265	$5,198	$117	289
2008		11,083	12,754	3,915	3,043	7,811	6,878	5,568	4,848	4,584	156	300
2009			12,918	13,703	9,687	13,562	11,710	13,117	12,810	12,053	589	383
2010				13,690	15,556	9,776	10,429	11,689	10,581	9,175	663	502
2011					17,416	17,454	12,260	10,619	8,510	7,720	887	681
2012						27,576	26,144	20,727	19,590	18,022	2,737	803
2013							40,095	41,488	44,054	40,288	9,509	1,042
2014								53,929	55,386	58,152	22,424	1,300
2015									55,006	47,831	31,065	1,327
2016										59,992	46,064	1,377
									Total	$263,015

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$64	$283	$986	$1,950	$3,661	$3,759	$5,025	$5,081	$5,081	$5,080
2008		9	227	703	705	707	712	4,380	4,385	4,424
2009			113	442	773	3,413	5,176	10,678	11,217	11,398
2010				259	1,548	2,308	3,626	5,733	5,749	6,956
2011					330	1,949	4,508	5,947	5,637	6,209
2012						433	4,086	6,898	9,218	10,968
2013							792	7,073	18,425	26,121
2014								1,705	9,775	27,923
2015									2,215	10,738
2016										2,060
	* Presented as unaudited required supplementary information.								Total	$111,877
					All outstanding liabilities before 2007, net of reinsurance					893
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$152,031

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	2.5%	12.7%	17.9%	15.1%	12.7%	11.0%	30.5%	0.9%	0.4%	0.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$32,125	$30,574	$28,398	$25,773	$25,788	$26,035	$26,111	$26,093	$25,918	$25,917	$28	3,614
2008		32,071	27,752	25,520	23,497	24,255	24,110	23,764	23,673	23,690	39	2,834
2009			26,349	23,366	23,174	22,929	22,613	22,340	21,958	21,969	43	2,644
2010				27,239	23,390	24,912	25,593	23,981	23,625	23,701	60	2,842
2011					22,957	23,479	25,747	25,272	25,431	25,376	116	2,467
2012						21,452	22,203	22,924	23,511	23,689	179	2,280
2013							32,742	32,853	32,989	37,673	1,503	2,847
2014								38,361	33,015	36,452	4,276	3,082
2015									38,561	46,258	10,612	3,135
2016										50,430	14,029	3,506
									Total	$315,155

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$6,322	$10,690	$17,077	$21,359	$24,068	$25,489	$25,669	$25,815	$25,827	$25,829
2008		6,153	10,821	14,489	18,359	21,110	23,293	23,387	23,614	23,616
2009			5,035	8,698	14,613	19,933	21,100	21,325	21,640	21,650
2010				6,296	10,116	15,475	20,045	21,792	23,063	23,488
2011					5,295	9,485	14,477	19,443	22,375	23,537
2012						4,466	8,533	12,394	17,318	20,931
2013							5,306	11,978	19,761	28,220
2014								7,125	13,933	19,676
2015									6,984	20,709
2016										8,923
	* Presented as unaudited required supplementary information.								Total	$216,579
					All outstanding liabilities before 2007, net of reinsurance					28
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$98,604

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	20.6%	18.8%	20.3%	19.9%	10.3%	5.1%	1.1%	0.5%	0.0%	0.0%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$58,505	$58,044	$60,522	$60,439	$59,510	$58,986	$58,432	$58,186	$58,029	$57,895	$22	1,963
2008		75,951	79,774	78,378	78,946	75,974	76,089	75,281	75,313	75,288	91	2,718
2009			59,975	55,821	52,286	49,534	48,969	48,857	48,707	49,267	80	2,631
2010				63,194	59,145	55,427	53,937	54,153	52,927	52,964	92	2,849
2011					70,246	66,924	64,976	63,724	62,770	62,570	495	3,025
2012						85,485	80,155	79,181	77,569	79,175	1,066	2,637
2013							63,864	62,090	62,173	62,114	927	2,992
2014								56,587	49,441	48,801	939	4,556
2015									59,863	56,103	4,067	4,059
2016										62,900	19,132	3,030
									Total	$607,077

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$26,412	$44,890	$50,789	$54,280	$56,435	$57,629	$57,937	$57,909	$57,904	$57,870
2008		31,573	59,695	66,028	69,811	71,938	73,619	74,692	74,766	74,827
2009			25,464	40,775	43,758	46,004	48,031	48,297	48,329	49,051
2010				25,274	43,091	47,743	50,055	52,729	52,426	52,719
2011					27,676	48,756	55,778	59,099	60,272	61,428
2012						39,074	66,509	72,057	73,705	75,640
2013							32,208	50,840	57,407	59,259
2014								30,550	43,380	46,148
2015									32,184	49,348
2016										33,134
	* Presented as unaudited required supplementary information.								Total	$559,424
					All outstanding liabilities before 2007, net of reinsurance					116
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$47,769

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	50.5%	32.1%	8.5%	4.3%	3.3%	1.2%	0.6%	0.5%	0.0%	-0.1%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2016
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	Total IBNR	Claims
2007	$9,780	$2,712	$3,061	$3,059	$2,827	$2,971	$3,090	$3,083	$3,201	$3,309	$3	1,823
2008		8,055	4,045	3,469	3,267	2,832	2,850	2,877	2,856	2,939	10	2,079
2009			15,474	4,896	4,708	4,246	4,146	4,551	4,288	4,923	17	1,657
2010				13,961	8,205	6,630	7,076	6,810	7,136	7,645	279	1,524
2011					13,842	17,832	17,792	17,321	16,766	16,695	259	1,663
2012						17,114	11,452	8,667	8,180	7,867	176	1,447
2013							16,080	7,516	6,170	5,399	401	1,373
2014								16,450	8,106	5,225	996	1,283
2015									16,958	12,957	3,571	1,053
2016										18,928	13,892	713
									Total	$85,887

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
2007	$562	$990	$1,452	$2,101	$2,183	$2,308	$2,451	$2,474	$3,176	$3,287
2008		643	2,110	2,722	2,665	2,731	2,745	2,816	2,803	2,919
2009			892	1,914	2,382	2,493	3,490	4,336	3,919	3,908
2010				1,724	3,205	5,702	7,092	7,151	7,285	7,822
2011					8,160	16,932	17,151	17,403	17,212	17,086
2012						1,883	6,680	6,726	7,416	7,536
2013							1,116	2,856	4,701	4,911
2014								722	4,283	4,166
2015									3,192	6,719
2016										3,087
	* Presented as unaudited required supplementary information.								Total	$61,441
					All outstanding liabilities before 2007, net of reinsurance					(58)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$24,388

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	22.8%	38.2%	13.8%	7.5%	4.4%	4.5%	1.3%	0.0%	12.6%	3.4%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet.

Reconciliation of the Disclosure of Incurred and Paid Loss Development to the Liability for Unpaid Losses and Settlement Expenses
(in thousands)	December 31, 2016	December 31, 2015
Net outstanding liabilities
Casualty - Primary Occurrence	$293,256	$292,906
Casualty - Excess Occurrence	163,801	151,535
Casualty - Claims Made	152,031	145,778
Casualty - Transportation	98,604	74,750
Property	47,769	46,542
Surety	24,388	20,299
Unallocated loss adjustment expenses	46,286	42,222
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	10,699	11,885
Other	14,279	20,024
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$851,113	$805,941

Reinsurance recoverable on unpaid claims
Casualty - Primary Occurrence	$43,662	$47,186
Casualty - Excess Occurrence	69,858	80,813
Casualty - Claims Made	113,891	130,701
Casualty - Transportation	41,173	25,006
Property	17,548	14,469
Surety	10,606	8,863
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(10,699)	(11,885)
Other	2,185	2,691
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$288,224	$297,844

Total gross liability for unpaid loss and settlement expenses	$1,139,337	$1,103,785

DETERMINATION OF IBNR

Initial carried IBNR reserves are determined through a reserve estimation process. For most casualty and surety products, this process involves the use of an initial loss and allocated loss adjustment expense (ALAE) ratio that is applied to the earned premium for a given period. Payments and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve. For most property products, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on historical reporting patterns and are updated periodically. No deductions for paid or case reserves are made. Shortly after natural or man-made catastrophes, we review insured locations exposed to the event and model losses based on our own exposures and industry loss estimates of the event. We also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. Adjustments to the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors.

Three times a year, actuaries perform a ground-up, reserve study of the expected value of the unpaid loss and LAE derived using multiple standard actuarial methodologies. Each method produces an estimate of ultimate loss by accident year. We review all of these various estimates and assign weights to each based on the characteristics of the product being reviewed. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary.

Upon completion of our loss and LAE estimation analysis, a review of the resulting variance between the indicated reserves and the carried reserves takes place. Our actuaries make a recommendation to management in regards to booked reserves that reflect their analytical assessment and view of estimation risk. After discussion of these analyses and all relevant risk factors, the Loss Reserve Committee, a panel of management including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer and other executives, confirms the appropriateness of the reserve balances.

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2016, 2015 and 2014:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2016	2015	2014
Casualty	$(32,401)	$(45,654)	$(52,825)
Property	(4,793)	(11,848)	(1,123)
Surety	(4,800)	(7,925)	(10,894)
Total	$(41,994)	$(65,427)	$(64,842)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2016.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2016. The casualty segment contributed $32.4 million in favorable development, inclusive of unallocated loss and adjustment expenses (ULAE), which is excluded from the incurred loss and loss adjustment expense tables above. Accident year 2015 contributed significantly to the favorable development, with accident years 2010 to 2014 also continuing to develop favorably. The favorable development in 2016 was smaller than 2015 but continued to reflect favorable frequency and severity trends. In addition, the risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $16.4 million to our favorable development. Small commercial products were favorable by $6.2 million. Within the excess occurrence grouping, commercial umbrella was favorable by $13.8 million which was offset by adverse development in our personal umbrella product of $4.9 million. Within the claims made grouping, executive products contributed $14.7 million in favorable development and miscellaneous professional liability had $0.8 million of favorable development. Transportation experienced unfavorable development of $15.4 million as adverse commercial loss trends resulted in an increase in case reserves for accident years 2013 through 2015.

Marine contributed $2.1 million of the $4.8 million total favorable property development, inclusive of ULAE. Accident years 2013 through 2015 contributed to the marine products’ favorable development. Assumed property contributed $2.5 million of favorable development offsetting the unfavorable development of $0.2 million in other direct property products.

The surety segment experienced favorable development of $4.8 million, inclusive of ULAE. The majority of the favorable development was from accident year 2015, which offset the unfavorable development from accident years 2008 through 2011 and 2014. Commercial and energy surety products were the main contributors with favorable development of $1.7 million and $1.9 million, respectively. Miscellaneous surety had favorable development of $1.1 million and contract surety had favorable development of $0.1 million.

2015.    We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2015. Development from the casualty segment totaled $45.7 million, inclusive of ULAE. The largest amounts of favorable development came from accident years 2010 through 2014. We continued to experience emergence that was generally better than previously estimated, but to a lesser degree in 2015 than in the previous year. Frequency and severity trends have been favorable relative to initial estimates and we believe this is largely due to risk selection by our underwriters, which has been effective in offsetting loss cost trends and a competitive pricing environment. Within the primary occurrence grouping, our general liability and small commercial products experienced favorable development of $14.7 million and $6.6 million, respectively. Although the habitational classes within general liability produced adverse development, it was more than offset by favorable development from the construction classes. However, the professional services product, experienced adverse development totaling $3.2 million in 2015. Within the excess occurrence grouping, our commercial umbrella product experienced $10.7 million of favorable development while the casualty runoff business experienced $5.4 million of adverse development, primarily on the 1983 accident year. The claims made and transportation groupings had favorable contributions of $3.9 million and $5.4 million, respectively.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $9.2 million of the $11.8 million total favorable development for the segment, inclusive of ULAE. The accident years making the largest contributions were 2010 through 2014. The inland marine and cargo coverages were responsible for the majority of the favorable loss experience. Our assumed property products contributed $4.9 million of favorable development with the majority of that coming from loss reductions on previous hurricanes and storms. Development on direct property products business was also favorable overall. Our recreational vehicle product experienced $1.3 million of adverse development, mostly due to auto physical damage coverages.

The surety segment experienced $7.9 million of favorable development, inclusive of ULAE. The majority of the favorable development came from the 2014 accident year, which served to offset the unfavorable development from accident years 2010 and 2013. Commercial, contract and energy surety contributed favorable development of $4.0 million, $2.2 million and $2.0 million, respectively. Miscellaneous surety experienced adverse development totaling $0.3 million.

2014.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2014. The casualty segment contributed $52.8 million in favorable development, inclusive of ULAE. Accident years 2012 and 2013 contributed significantly to the favorable development, with accident years 2007 to 2011 also continuing to develop favorably. The favorable development in 2014 was smaller than 2013. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection, which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $28.1 million to our favorable development with all coverages contributing to the favorable development in 2014. Small commercial products were the second largest contributor with $9.4 million in favorable development mostly from accident years 2011, 2012 and 2013. Within the excess occurrence grouping, personal and commercial umbrella were favorable by $0.8 million and $4.4 million, respectively. Claims made and transportation also had favorable contributions of $4.6 million and $1.2 million, respectively. Run-off business had favorable development of $0.9 million due mostly to favorable development in the discontinued restaurant-bar-tavern business.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $5.8 million of the $1.1 million total favorable property development, inclusive of ULAE. Accident years 2012 and 2013 contributed to the marine products’ favorable development. Assumed property and crop were unfavorable by $4.0 million and $1.2 million, respectively. The unfavorable assumed property development was primarily attributable to 2012 spring storms on a treaty, covering mostly Texas homeowners, which was cancelled in early 2013.

The surety segment experienced favorable development of $10.9 million, inclusive of ULAE. The majority of the favorable development was from accident year 2013. Contract and commercial surety products were the main contributors with favorable development of $4.6 million and $4.3 million, respectively. Energy surety had favorable development of $1.2 million and miscellaneous surety had favorable development of $0.9 million.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial umbrella and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Loss and LAE Payments (Cumulative)
Gross	$130,358	$119,632	$112,819
Ceded	(66,644)	(62,463)	(59,376)
Net	$63,714	$57,169	$53,443

Unpaid Losses and LAE at End of Year
Gross	$28,815	$41,062	$39,064
Ceded	(4,987)	(12,559)	(11,879)
Net	$23,828	$28,503	$27,185

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

Calendar year 2016 included an increase in inception-to-date paid losses, offsetting a decrease in unpaid losses. The activity was related to a payment on a previously reserved claim. In aggregate, inception-to-date incurred losses decreased on a gross basis, but increased on a net basis.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2016	2015
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$17,330	$17,866
Unearned premium offset	26,712	25,848
Deferred compensation	4,727	6,231
Stock option expense	4,114	4,482
Other	685	657
Deferred tax assets before allowance	$53,568	$55,084
Less valuation allowance	—	—
Total deferred tax assets	$53,568	$55,084

Deferred tax liabilities:
Net unrealized appreciation of securities	$66,973	$67,740
Deferred policy acquisition costs	25,602	24,440
Book/tax depreciation	4,819	4,613
Intangible assets	1,980	3,878
Undistributed earnings of unconsolidated investees	18,397	17,888
Other	291	518
Total deferred tax liabilities	$118,062	$119,077
Net deferred tax liability	$(64,494)	$(63,993)

Income tax expense attributable to income from operations for the years ended December 31, 2016, 2015 and 2014, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2016	2015	2014
Provision for income taxes at the statutory federal tax rates	$54,979	$68,839	$66,320
Increase (reduction) in taxes resulting from:
Dividends received deduction	(2,216)	(2,278)	(2,390)
ESOP dividends paid deduction	(3,302)	(3,377)	(4,473)
Tax-exempt interest income	(4,263)	(4,214)	(4,118)
Unconsolidated investee dividends	(2,772)	—	(1,848)
Other items, net	(264)	168	551
Total	$42,162	$59,138	$54,042

Our effective tax rates were 26.8 percent, 30.1 percent and 28.5 percent for 2016, 2015 and 2014, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower in 2016 due to a decline in underwriting income along with increased tax benefits associated with dividends received from unconsolidated investees.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 35 percent. We received a $9.9 million and $6.6 million dividend from Maui Jim in the fourth quarters of 2016 and 2014, respectively. No dividend was received from any unconsolidated investee in 2015. In accordance with GAAP guidelines on income taxes, we recognized a $2.8 million and $1.8 million tax benefit for 2016 and 2014, respectively. The tax benefit is generated from applying the lower tax rate applicable to affiliated dividends (7 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 1.8 percent and 1.0 percent reduction to the 2016 and 2014 effective tax rates, respectively. In determining the appropriate tax rate to apply, we anticipate recovering our investments through means other than the receipt of dividends, such as a sale.

Dividends paid to our ESOP also result in a tax deduction. Dividends paid to the ESOP in 2016, 2015 and 2014 resulted in tax benefits of $3.3 million, $3.4 million and $4.5 million, respectively. These tax benefits reduced the effective tax rate for 2016, 2015 and 2014 by 2.1 percent, 1.7 percent and 2.4 percent, respectively.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 35 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the results of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, we believe when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 35 percent.

Federal and state income taxes paid in 2016, 2015 and 2014, amounted to $26.9 million, $44.2 million and $48.5 million, respectively.

Although we are not currently under audit by the Internal Revenue Service (IRS), tax years 2013 through 2016 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are determined annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $11.7 million, $11.6 million and $14.1 million, for 2016, 2015 and 2014, respectively.

During 2016, the ESOP purchased 112,608 shares of RLI stock on the open market at an average price of $64.20 ($7.2 million) relating to the contribution for plan year 2015. Shares held by the ESOP as of December 31, 2016, totaled 3,360,325 and are treated as outstanding in computing our earnings per share. During 2015, the ESOP purchased 178,492 shares of RLI stock on the open market at an average price of $49.98 ($8.9 million) relating to the contribution for plan year 2014. During 2014, the ESOP purchased 178,987 shares of RLI stock on the open market at an average price of $44.43 ($7.9 million) relating to the contribution for plan year 2013. The above mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual bonuses are awarded to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $ 19.2 million, $20.4 million and $23.1 million for 2016, 2015 and 2014, respectively.

DEFERRED COMPENSATION

We maintain “rabbi trusts” for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. GAAP guidelines prescribe an accounting treatment whereby the employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2016, the trusts purchased 6,702 shares of our common stock on the open market at an average price of $61.61 ($0.4 million). In 2015, the trusts purchased 9,348 shares of our common stock on the open market at an average price of $53.15 ($0.5 million). In 2014, the trusts purchased 9,920 shares of our common stock on the open market at an average price of $44.40 ($0.4 million). At December 31, 2016, the trusts’ assets were valued at $39.9 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plans approval in 2015, we have granted 950,750 stock options under the 2015 LTIP, including 440,750 in 2016.

Under the 2015 LTIP, as under the 2010 LTIP and omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization and other events as set forth in such plans). Options generally vest and become exercisable ratably over a five-year period.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. Shares netted are valued at the closing stock price at the time of option exercise. In these instances, the actual number of shares issued will be less than the options exercised and can result in a decrease to shareholders’ equity. Specifically, when options are exercised with significant intrinsic value (i.e. market value in excess of exercise price) and the exercise is facilitated via net settlement, amounts withheld for taxes result in a decrease in shareholders’ equity. During 2016 and 2015, the aggregate intrinsic value of options exercised was $31.3 million and $32.1 million, respectively. A majority of these options were exercised via net settlement with taxes withheld at the statutory minimum rate. As shown in the consolidated statements of shareholders’ equity, the exercise of options in 2016 and 2015 resulted in a decrease to paid-in-capital, as the taxes withheld pursuant to net settlement exceeded amounts paid in for options that were exercised using cash. This was not the case in 2014 as the intrinsic value of the options exercised was not as significant ($6.2 million). Therefore, the exercise of options in 2014 resulted in an increase to paid-in-capital. In addition to settlement of the exercise, shareholders’ equity is impacted by corporate tax deductions allowed as a result of option exercises. The amount of the deduction is largely driven by the level of intrinsic value associated with exercises during the period. This tax benefit offsets our current tax liability and is recorded as an increase to paid-in-capital. As shown in the consolidated statements of shareholders’ equity, the increase to paid-in-capital from this tax benefit is larger in periods when options are exercised with significant intrinsic value, as happened in 2016 and 2015.

On November 10, 2016, the board of directors declared a $2.00 per share special cash dividend to be paid on December 23, 2016, to shareholders of record at the close of business on November 30, 2016. Similarly, on November 12, 2015, the board of directors declared a $2.00 per share special cash dividend to be paid on December 22, 2015, to shareholders of record at the close of business on November 30, 2015. On November 13, 2014, the board of directors declared a $3.00 per share special cash dividend to be paid on December 22, 2014, to shareholders of record at the close of business on November 28, 2014. To preserve the intrinsic value of the options, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options in relation to the 2015 and 2014 special dividends. These adjustments did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Additionally, the board approved a proportional adjustment to the exercise price and the number of shares covered by each award for all outstanding ISOs in 2014. Most (99 percent) of the outstanding options at the time of the adjustments were non-qualified and no incremental compensation expense was recognized as a result of the adjustments.

The following tables summarize option activity in 2016, 2015 and 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	440,750	$63.54
Special dividend*	—	$—
Options exercised	(756,380)	$24.87		$31,328
Options canceled/forfeited	(59,480)	$44.39
Outstanding options at December 31, 2016	2,207,110	$40.90	4.93	$49,531
Exercisable options at December 31, 2016	862,605	$31.23	3.27	$27,523

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	563,500	$49.01
Special dividend*	—	$—
Options exercised	(865,957)	$19.23		$32,135
Options canceled/forfeited	(8,040)	$32.12
Outstanding options at December 31, 2015	2,582,220	$32.42	5.32	$75,725
Exercisable options at December 31, 2015	899,680	$23.60	3.98	$34,327

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2014	2,595,084	$26.04
Options granted	512,000	$40.46
Special dividend*	415	$16.72
Options exercised	(214,042)	$18.93		$6,164
Options canceled/forfeited	(740)	$13.51
Outstanding options at December 31, 2014	2,892,717	$26.65	5.18	$65,809
Exercisable options at December 31, 2014	1,238,257	$20.02	3.94	$36,385

*An adjustment was made to the exercise price and number of ISOs outstanding for the special cash dividends paid during December 2014. “Special dividend” represents the incremental ISOs issued as a result of these adjustments. No adjustments were made to ISOs in 2016 or 2015 as all ISOs had been exercised before the special dividend occurred.

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

In 2016, 440,750 options were granted with an average exercise price of $63.54 and an average fair value of $11.38. Of these grants, 345,750 were granted at the board meeting in May with a calculated fair value of $11.42. We recognized $4.1 million of expense during 2016 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $1.4 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.2 million, which will be recognized over the remainder of the vesting period.

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

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted average fair values as of December 31:

	2016		2015		2014
Weighted-average fair value of grants	$11.38		$9.25		$7.89
Risk-free interest rates	1.21%		1.54%		1.70%
Dividend yield	1.61%		1.81%		1.94%
Expected volatility	23.06%		22.91%		23.17%
Expected option life	5.04	years	5.21	years	5.19	years

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

In 2014, each director received $10,000 worth of restricted common shares as part of annual director compensation. The shares were issued from the 2010 LTIP during the first quarter. The shares were directly owned by each director on the date of issuance and included a one-year restriction on the sale or transfer of such shares. In the first quarter of 2014, we issued a total of 2,097 restricted shares and recognized $0.1 million of compensation expense. This restricted share program was terminated in 2014.

9. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our three insurance companies are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance (IDOI), which has adopted the NAIC statutory accounting principles as the basis of its statutory accounting principles. We do not use any permitted statutory accounting principles that differ from NAIC prescribed statutory accounting principles. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturities.

The NAIC has risk based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2016, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $127.0 million, $123.6 million and $118.4 million as of December 31, 2016, 2015 and 2014, respectively, compared to actual statutory capital and surplus of $860.0 million, $865.3 million and $849.3 million, respectively, for these same periods.

Year-end statutory surplus for 2016 presented in the table below includes $104.4 million of RLI stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $117.5 million and $86.1 million in 2015 and 2014, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2016	2015	2014
Consolidated net income, statutory basis	$128,165	$178,502	$176,664
Consolidated surplus, statutory basis	$859,976	$865,268	$849,297

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2016, our holding company had $823.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.9 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and ordinary dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2016, 2015 and 2014, our principal insurance subsidiary paid ordinary dividends totaling $123.6 million, $125.0 million and $185.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2016, 2015 or 2014. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted through the second quarter of 2017 and cannot be distributed to RLI Corp. without prior approval of the IDOI. However, as of December 31, 2016, RLI Corp. had the approximate amount of unrestricted liquid net assets on hand that would be necessary to cover normal annual holding company expenditures.

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

We have operating lease obligations for regional office facilities. These leases expire in various years through 2034. Expenses associated with these leases totaled $6.4 million in 2016,  $6.1 million in 2015 and $5.8 million in 2014. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2017	$5,064
2018	4,468
2019	3,897
2020	3,818
2021	3,688
2022-2034	7,398
Total minimum future rental payments	$28,333

11. OPERATING SEGMENT INFORMATION

The segments of our insurance operations include casualty, property and surety. The casualty portion of our business consists largely of commercial umbrella, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage in the excess and surplus market. We also assume a limited amount of hard-to-place risks through a quota share reinsurance agreement. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine. We also offer select personal lines policies, including homeowners’ coverages. We discontinued our crop and facultative reinsurance in 2015 as a result of challenging market conditions and began curtailing recreational vehicle and treaty reinsurance offerings at the end of 2016. Facultative and treaty reinsurance operations generated $11.2 million, $12.8 million and $13.1 million of gross written premium in 2016, 2015 and 2014, respectively, while recreational vehicle operations generated $10.4 million, $13.4 million and $16.1 million of gross written premium over the same time period. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events.

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

Net investment income is the by-product of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt and other director and shareholder relations costs incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We own 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries, and 27 percent of Prime Holdings Insurance Services, Inc., a privately-held insurance company which specializes in hard-to-place risks in the excess and surplus market and has recently expanded into certain coverages in the admitted market. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

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

REVENUES
(in thousands)	2016	2015	2014
Casualty	$454,843	$412,248	$382,105
Property	152,167	170,924	197,776
Surety	121,598	116,989	107,494
Net premiums earned	$728,608	$700,161	$687,375
Net investment income	53,075	54,644	55,608
Net realized gains	34,645	39,829	32,182
Total	$816,328	$794,634	$775,165

INSURANCE EXPENSES
(in thousands)	2016	2015	2014
Loss and settlement expenses:
Casualty	$259,907	$218,414	$199,133
Property	71,350	69,851	89,589
Surety	18,521	10,780	7,887
Total net loss and settlement expenses	$349,778	$299,045	$296,609

Policy acquisition costs:
Casualty	$128,566	$119,529	$108,747
Property	54,167	57,214	58,646
Surety	66,879	64,335	61,890
Total policy acquisition costs	$249,612	$241,078	$229,283

Other insurance expenses:
Casualty	$30,040	$28,042	$28,284
Property	13,819	14,834	16,623
Surety	9,234	8,604	9,557
Total other insurance expenses	$53,093	$51,480	$54,464
Total	$652,483	$591,603	$580,356

NET EARNINGS (LOSSES)
(in thousands)	2016	2015	2014
Casualty	$36,329	$46,263	$45,941
Property	12,832	29,025	32,918
Surety	26,964	33,270	28,160
Net underwriting income	$76,125	$108,558	$107,019
Net investment income	53,075	54,644	55,608
Net realized gains	34,645	39,829	32,182
General corporate expense and interest on debt	(17,596)	(17,263)	(17,660)
Equity in earnings of unconsolidated investees	10,833	10,914	12,338
Total earnings before incomes taxes	$157,082	$196,682	$189,487
Income taxes	$42,162	$59,138	$54,042
Total	$114,920	$137,544	$135,445

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2016	2015	2014
CASUALTY
Commercial and personal umbrella	$111,079	$104,598	$100,420
General liability	83,958	81,213	80,820
Commercial transportation	81,402	65,564	58,911
Professional services	75,872	71,034	58,327
Small commercial	45,660	40,410	35,371
Executive products	18,755	17,892	18,915
Medical professional liability	17,449	12,292	15,943
Other casualty	20,668	19,245	13,398
Total	$454,843	$412,248	$382,105

PROPERTY
Commercial property	$68,165	$75,749	$80,719
Marine	48,301	47,016	49,235
Specialty personal	24,981	26,395	26,627
Property reinsurance	10,953	12,330	12,756
Crop reinsurance	(233)	9,358	28,293
Other property	—	76	146
Total	$152,167	$170,924	$197,776

SURETY
Miscellaneous	$46,235	$42,372	$39,026
Commercial	29,105	29,529	25,778
Contract	28,240	28,269	26,592
Energy	18,018	16,819	16,098
Total	$121,598	$116,989	$107,494
Grand total	$728,608	$700,161	$687,375

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2016
Net premiums earned	$176,918	$180,226	$183,595	$187,869	$728,608
Net investment income	13,370	13,048	13,504	13,153	53,075
Net realized gains	11,400	2,710	9,252	11,283	34,645
Earnings before income taxes	45,593	42,341	31,142	38,006	157,082
Net earnings	31,393	29,077	22,263	32,187	114,920
Basic earnings per share(1)	$0.72	$0.67	$0.51	$0.73	$2.63
Diluted earnings per share(1)	$0.71	$0.65	$0.50	$0.72	$2.59
2015
Net premiums earned	$169,003	$172,339	$179,448	$179,371	$700,161
Net investment income	13,495	13,431	13,964	13,754	54,644
Net realized gains	13,286	4,802	7,534	14,207	39,829
Earnings before income taxes	44,513	54,650	51,937	45,582	196,682
Net earnings	30,598	37,185	35,908	33,853	137,544
Basic earnings per share(1)	$0.71	$0.86	$0.83	$0.78	$3.18
Diluted earnings per share(1)	$0.70	$0.84	$0.81	$0.76	$3.12

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

13. ACQUISITIONS AND DISPOSITIONS

On February 29, 2016, we acquired the assets of Associations Liability Insurance Agency, Inc. for $1.2 million, which includes $0.9 million of cash paid at acquisition and $0.3 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. Separately identifiable definite-lived assets of the agency totaling $1.2 million and relating to acquired software, trade name and agency relationships were recognized.

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

On February 5, 2014, we invested $5.3 million for a 20 percent equity ownership interest in Prime Holdings Insurance Services, Inc. (Prime). On March 4, 2015, we invested an additional $1.7 million, increasing our total equity ownership to 27 percent. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. The investment in Prime is reflected on our balance sheet as an investment in unconsolidated investee. Our investment in Prime was $9.6 million at December 31, 2016 and $8.1 million at December 31, 2015.  Under the equity method of accounting we recognize our proportionate share of Prime’s income as equity in earnings of unconsolidated investees. Our share of Prime’s earnings amounted to $1.1 million during 2016 compared to $1.0 million during 2015 and $0.3  million during 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of RLI Corp.:

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I – VI. We also have audited RLI Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RLI Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on RLI Corp.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RLI Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, RLI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 24, 2017

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 109 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 4, 2017, and the information under the following captions is included in such incorporation by reference:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,”  “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Six:  Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 122-123.

(b)	Exhibits. See Exhibit Index on pages 122-123.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 112.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Thomas L. Brown
Thomas L. Brown
Vice President, Chief Financial Officer

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Kaj Ahlmann	By:	/s/ F. Lynn McPheeters
	Kaj Ahlmann, Director		F. Lynn McPheeters, Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Barbara R. Allen	By:	/s/ Jonathan E. Michael
	Barbara R. Allen, Director		Jonathan E. Michael, Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Michael E. Angelina	By:	/s/ Robert P. Restrepo, Jr.
	Michael E. Angelina, Director		Robert P. Restrepo, Jr. , Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ John T. Baily	By:	/s/ James J. Scanlan
	John T. Baily, Director		James J. Scanlan, Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ Michael J. Stone
	Calvin G. Butler, Jr., Director		Michael J. Stone, Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Jordan W. Graham	By:	/s/ Robert O. Viets
	Jordan W. Graham, Director		Robert O. Viets, Director

Date:	February 24, 2017	Date:	February 24, 2017

By:	/s/ Charles M. Linke
Charles M. Linke, Director

Date:	February 24, 2017

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2016

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale
U.S. Government	$77,054	$76,563	$76,563
U.S. Agency	5,473	5,813	5,813
Non-U.S. Government & Agency	9,517	9,151	9,151
Agency MBS	283,002	284,069	284,069
ABS/CMBS*	93,791	93,910	93,910
Corporate	503,041	508,367	508,367
Municipal	624,349	627,336	627,336
Total available-for-sale	$1,596,227	$1,605,209	$1,605,209
Held-to-maturity	—	—	—
Trading	—	—	—
Total fixed maturities	$1,596,227	$1,605,209	$1,605,209

Equity securities, available-for-sale
Common stock
Ind Misc & all other	$114,995	$245,641	$245,641
ETFs (Ind/misc)	72,578	123,578	123,578
Total equity securities	$187,573	$369,219	$369,219
Cash & short-term investments	23,284	23,284	23,284
Other invested assets	24,115	24,115	24,115
Total investments and cash	$1,831,199	$2,021,827	$2,021,827

*Non-agency asset-backed & commercial mortgage-backed

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2016	2015
ASSETS

Cash	$21	$178
Short-term investments, at cost which approximates fair value	23	86
Accounts receivable, affiliates	127	—
Investments in subsidiaries	882,095	881,950
Investments in unconsolidated investee	62,604	62,650
Fixed income:
Available-for-sale, at fair value (amortized cost - $45,901 in 2016 and $45,178 in 2015)	45,885	44,889
Property and equipment, at cost, net of accumulated depreciation of $1,523 in 2016 and $765 in 2015	2,213	2,971
Income taxes receivable - current	858	1,195
Other assets	329	608
Total assets	$994,155	$994,527

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$—	$408
Income taxes - deferred	19,145	19,254
Bonds payable, long-term debt	148,741	148,554
Interest payable, long-term debt	2,153	2,153
Other liabilities	544	689
Total liabilities	$170,583	$171,058

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 66,874,911 shares in 2016 and 66,474,342 shares in 2015, and outstanding 43,944,697 shares in 2016 and 43,544,128 shares in 2015)	$66,875	$66,474
Paid in capital	229,779	221,345
Accumulated other comprehensive earnings, net of tax	122,610	123,774
Retained earnings	797,307	804,875
Deferred compensation	11,496	10,647
Treasury shares at cost (22,930,214 shares in 2016 and 2015)	(404,495)	(403,646)
Total shareholders’ equity	$823,572	$823,469
Total liabilities and shareholders’ equity	$994,155	$994,527

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2016	2015	2014
Net investment income	$942	$810	$663
Net realized gains (losses)	(360)	139	271
Equity in earnings of unconsolidated investee	9,764	9,893	12,009
Selling, general and administrative expenses	(10,170)	(9,837)	(10,222)
Interest expense on debt	(7,426)	(7,426)	(7,438)
Loss before income taxes	$(7,250)	$(6,421)	$(4,717)
Income tax benefit	(8,467)	(5,499)	(7,959)
Net earnings (loss) before equity in net earnings of subsidiaries	$1,217	$(922)	$3,242
Equity in net earnings of subsidiaries	113,703	138,466	132,203
Net earnings	$114,920	$137,544	$135,445
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$308	$(40)	$372
Less: reclassification adjustment for gains included in net earnings	(131)	(90)	(176)
Other comprehensive income (loss) - parent only	$177	$(130)	$196
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(1,341)	(47,479)	35,160
Other comprehensive earnings (loss)	$(1,164)	$(47,609)	$35,356
Comprehensive earnings	$113,756	$89,935	$170,801

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2016	2015	2014
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$1,217	$(922)	$3,242
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	360	(139)	(271)
Depreciation	196	237	238
Other items, net	560	530	737
Change in:
Affiliate balances receivable/payable	(535)	4,211	(1,453)
Federal income taxes	9,762	14,227	3,982
Stock option excess tax benefit	(9,576)	(11,413)	(1,766)
Changes in investment in unconsolidated investee:
Undistributed earnings	(9,764)	(9,893)	(12,009)
Dividends received	9,900	—	6,600
Net cash provided by (used in) operating activities	$2,120	$(3,162)	$(700)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(12,844)	$(16,031)	$(30,850)
Sale of:
Fixed income, available-for-sale	4,981	7,048	—
Short-term investments, net	63	91	13,217
Call or maturity of:
Fixed income, available-for-sale	6,859	9,507	3,235
Cash dividends received-subsidiaries	123,600	125,000	185,000
Net cash provided by investing activities	$122,659	$125,615	$170,602
Cash flows from financing activities
Stock option excess tax benefit	$9,576	$11,413	$1,766
Proceeds from stock option exercises	(741)	(3,364)	3,386
Cash dividends paid	(133,771)	(130,698)	(174,861)
Net cash used in financing activities	$(124,936)	$(122,649)	$(169,709)
Net (decrease) increase in cash	$(157)	$(196)	$193
Cash at beginning of year	178	374	181
Cash at end of year	$21	$178	$374

Interest paid on outstanding debt amounted to $7.3 million, $7.3 million and $7.0 million for 2016, 2015 and 2014, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2016, 2015 and 2014

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
(in thousands)	acquisition	and settlement	premiums,	premiums	expenses
Segment	costs	expenses, gross	gross	earned	current year

Year ended December 31, 2016

Casualty segment	$39,131	$1,021,506	$276,096	$454,843	$292,308
Property segment	13,115	76,989	84,425	152,167	76,143
Surety segment	20,901	40,842	73,256	121,598	23,321

RLI Insurance Group	$73,147	$1,139,337	$433,777	$728,608	$391,772

Year ended December 31, 2015

Casualty segment	$35,464	$993,717	$260,227	$412,248	$264,068
Property segment	13,332	77,584	88,808	170,924	81,699
Surety segment	21,033	32,484	73,059	116,989	18,705

RLI Insurance Group	$69,829	$1,103,785	$422,094	$700,161	$364,472

Year ended December 31, 2014

Casualty segment	$31,334	$964,699	$237,117	$382,105	$251,958
Property segment	13,827	120,858	94,092	197,776	90,712
Surety segment	19,962	35,483	70,203	107,494	18,781

RLI Insurance Group	$65,123	$1,121,040	$401,412	$687,375	$361,451

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2016, 2015 and 2014

	Incurred
	losses and
	settlement	Policy	Other	Net
(in thousands)	expenses	acquisition	operating	premiums
Segment	prior year	costs	expenses	written

Year ended December 31, 2016

Casualty segment	$(32,401)	$128,566	$30,040	$470,082
Property segment	(4,793)	54,167	13,819	149,170
Surety segment	(4,800)	66,879	9,234	121,700

RLI Insurance Group	$(41,994)	$249,612	$53,093	$740,952

Year ended December 31, 2015

Casualty segment	$(45,654)	$119,529	$28,042	$435,409
Property segment	(11,848)	57,214	14,834	166,659
Surety segment	(7,925)	64,335	8,604	119,903

RLI Insurance Group	$(65,427)	$241,078	$51,480	$721,971

Year ended December 31, 2014

Casualty segment	$(52,825)	$108,747	$28,284	$395,853
Property segment	(1,123)	58,646	16,623	195,580
Surety segment	(10,894)	61,890	9,557	111,719

RLI Insurance Group	$(64,842)	$229,283	$54,464	$703,152

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2016, 2015 and 2014

					Percentage
		Ceded to	Assumed		of amount
(in thousands)	Direct	other	from other	Net	assumed
Segment	amount	companies	companies	amount	to net

2016

Casualty	$528,691	$89,635	$15,787	$454,843	3.5%
Property	179,460	38,353	11,060	152,167	7.3%
Surety	127,143	6,584	1,039	121,598	0.9%

RLI Insurance Group premiums earned	$835,294	$134,572	$27,886	$728,608	3.8%

2015

Casualty	$484,435	$84,311	$12,124	$412,248	2.9%
Property	190,678	42,731	22,977	170,924	13.4%
Surety	122,067	5,701	623	116,989	0.5%

RLI Insurance Group premiums earned	$797,180	$132,743	$35,724	$700,161	5.1%

2014

Casualty	$466,821	$92,532	$7,816	$382,105	2.0%
Property	200,709	67,705	64,772	197,776	32.8%
Surety	114,110	6,906	290	107,494	0.3%

RLI Insurance Group premiums earned	$781,640	$167,143	$72,878	$687,375	10.6%

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2016, 2015 and 2014

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2016 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2015 Allowance for uncollectible reinsurance	$26,404	$—	$(493)	$25,911

2014 Allowance for uncollectible reinsurance	$26,404	$—	$—	$26,404

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2016, 2015 and 2014

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2016	$73,147	$1,139,337	$433,777	$728,608	$53,075
2015	$69,829	$1,103,785	$422,094	$700,161	$54,644
2014	$65,123	$1,121,040	$401,412	$687,375	$55,608

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2016	$391,772	$(41,994)	$249,612	$304,606	$740,952
2015	$364,472	$(65,427)	$241,078	$279,038	$721,971
2014	$361,451	$(64,842)	$229,283	$285,184	$703,152

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 109 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2009.
3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 6, 2011.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.
10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Quarterly Form 10‑Q for the Second Quarter ended June 30, 1993.
10.2	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Registration Statement on Form S‑8 filed on May 31, 2005, File No. 333-125354.
10.3	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.4	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.5	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.6	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.7	RLI Corp. Annual Incentive Compensation Plan*	Incorporated by reference to the Company’s Form 8‑K filed May 6, 2016.
10.8	Market Value Potential (MVP), Executive Incentive Program Guideline*	Incorporated by reference to the Company’s Form 10‑K filed February 27, 2014.
10.9	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed June 3, 2014.
10.10	Credit Agreement (JP Morgan Chase Bank N.A.)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.
10.11	RLI Corp. 2015 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 7, 2015.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 76.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 124

23.1	Consent of KPMG LLP	Page 125

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 126

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 127

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 128

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 129

101	XBRL-Related Documents	Attached as Exhibit 101