Form 10-Q
period 2017-03-31
RLI CORP
filed 2017-04-27
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12, 2017, the number of shares outstanding of the registrant’s Common Stock was 43,969,904.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2017	2016

Net premiums earned	$183,285	$176,918
Net investment income	13,005	13,370
Net realized gains	2,714	11,400
Other-than-temporary impairment (OTTI) losses on investments	(2,090)	-
Consolidated revenue	$196,914	$201,688
Losses and settlement expenses	93,390	81,171
Policy acquisition costs	63,503	62,243
Insurance operating expenses	13,335	12,200
Interest expense on debt	1,856	1,857
General corporate expenses	3,325	2,375
Total expenses	$175,409	$159,846
Equity in earnings of unconsolidated investees	4,938	3,751
Earnings before income taxes	$26,443	$45,593
Income tax expense	6,615	14,200
Net earnings	$19,828	$31,393

Other comprehensive earnings, net of tax	11,769	21,763
Comprehensive earnings	$31,597	$53,156

Earnings per share:
Basic:

Basic net earnings per share	$0.45	$0.72
Basic comprehensive earnings per share	$0.72	$1.22

Diluted:

Diluted net earnings per share	$0.45	$0.71
Diluted comprehensive earnings per share	$0.71	$1.20

Weighted average number of common shares outstanding
Basic	43,961	43,597
Diluted	44,502	44,361

Cash dividends paid per common share	$0.20	$0.19

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2017	2016

ASSETS
Investments
Fixed income
Available-for-sale, at fair value (amortized cost - $1,572,909 at 3/31/17 and $1,596,227 at 12/31/16)	$1,590,399	$1,605,209
Equity securities available-for-sale, at fair value (cost - $192,340 at 3/31/17 and $187,573 at 12/31/16)	383,929	369,219
Short-term investments, at cost which approximates fair value	13,002	5,015
Other invested assets	24,199	24,115
Cash	28,144	18,269
Total investments and cash	$2,039,673	$2,021,827
Accrued investment income	13,958	14,593
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,222 at 3/31/17 and $15,981 at 12/31/16	121,863	126,387
Ceded unearned premium	48,804	52,173
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,426 at 3/31/17 and $10,699 at 12/31/16	271,346	288,224
Deferred policy acquisition costs	71,995	73,147
Property and equipment, at cost, net of accumulated depreciation of $43,493 at 3/31/17 and $41,999 at 12/31/16	56,173	54,606
Investment in unconsolidated investees	76,833	72,240
Goodwill and intangibles	64,165	64,371
Other assets	12,708	10,065
TOTAL ASSETS	$2,777,518	$2,777,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,152,027	$1,139,337
Unearned premiums	412,862	433,777
Reinsurance balances payable	16,612	17,928
Funds held	74,138	72,742
Income taxes-deferred	72,192	64,494
Bonds payable, long-term debt	148,788	148,741
Accrued expenses	27,791	51,992
Other liabilities	25,233	25,050
TOTAL LIABILITIES	$1,929,643	$1,954,061

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,900,118 shares issued, 43,969,904 shares outstanding at 3/31/17)
(66,874,911 shares issued, 43,944,697 shares outstanding at 12/31/16)	$66,900	$66,875
Paid-in capital	231,253	229,779
Accumulated other comprehensive earnings	134,379	122,610
Retained earnings	808,342	797,307
Deferred compensation	11,265	11,496
Less: Treasury shares at cost
(22,930,214 shares at 3/31/17 and 12/31/16)	(404,264)	(404,495)
TOTAL SHAREHOLDERS’ EQUITY	$847,875	$823,572
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,777,518	$2,777,633

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2017	2016

Net cash provided by operating activities	$11,265	$21,266
Cash Flows from Investing Activities
Investments purchased	$(88,910)	$(128,242)
Investments sold	67,667	114,930
Investments called or matured	33,880	19,800
Net change in short-term investments	(3,435)	(14,897)
Net property and equipment purchased	(3,298)	(4,088)
Acquisition of agency	-	(850)
Net cash provided by (used in) investing activities	$5,904	$(13,347)

Cash Flows from Financing Activities
Cash dividends paid	$(8,793)	$(8,286)
Stock plan share issuance	1,499	1,480
Excess tax benefit from exercise of stock options	-	2,375
Net cash used in financing activities	$(7,294)	$(4,431)

Net increase in cash	$9,875	$3,488

Cash at the beginning of the period	$18,269	$11,081
Cash at March 31	$28,144	$14,569

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2016 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2017 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2016 to conform to the classifications used in the current year.

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

B.  ADOPTED ACCOUNTING STANDARDS

ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach.

We adopted ASU 2016-09 on January 1, 2017. The guidance’s primary impact on our financial statements relates to the provision concerning the recognition of tax effects through the income statement in 2017 and forward.  In the first quarter of 2017, $0.4 million of excess tax benefits was recognized as a reduction to income tax expense rather than as an increase to additional paid-in-capital. The future impact to our income statement will vary depending upon the level of intrinsic value associated with option exercises in a particular period. Additionally, the changes in cash flow presentation resulted in $0.4 million more operating cash flows and $0.4 million less financing cash flows than would have been recognized under the previous guidance. We have historically estimated the number of forfeitures as part of our option valuation process and will continue to do so under the new guidance. As no aspect of the guidance that requires retrospective adoption impacted the Company, no prior period adjustments were made.

C.  PROSPECTIVE ACCOUNTING STANDARDS

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

This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted for provision (e) above. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. The primary impact this guidance will have on our financial statements relates to the provision requiring the recognition of changes in the fair value of equity securities through the income statement rather than through other comprehensive income. The impact to our income statement will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment

ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. Adoption of this ASU will not have a material impact on our financial statements.

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $64.2 million and $64.4 million at March 31, 2017 and December 31, 2016, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	March 31,	December 31,
Reporting Unit	2017	2016
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
P&C package business	5,246	5,246
Medical professional liability *	5,208	5,208
Total goodwill	$51,270	$51,270

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,606 at 3/31/17 and $5,546 at 12/31/16	5,395	5,601
Total intangibles	$12,895	$13,101

Total goodwill and intangibles	$64,165	$64,371

*   The medical professional liability goodwill balance reflects a $7.2 million non-cash impairment charge recorded in the second quarter of 2016.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the first quarters of 2017 and 2016.

Annual impairment testing was performed on each of our existing goodwill and indefinite-lived intangible assets during 2016. Based upon these annual reviews, none of the assets were impaired. In addition, as of March 31, 2017, there were no triggering events that occurred that would suggest an updated review was necessary. However, as the medical professional liability goodwill was impaired in the second quarter of 2016 and the reporting unit has continued to experience competitive pressures, we continue to closely monitor the performance of the reporting unit and will reexamine our valuation should results change from expectations or other triggering events occur.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2017			Ended March 31, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$19,828	43,961	$0.45	$31,393	43,597	$0.72
Effect of Dilutive Securities
Stock options	-	541		-	764

Diluted EPS
Income available to common shareholders	$19,828	44,502	$0.45	$31,393	44,361	$0.71

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first three months of 2017 were $11.8 million, compared to $21.8 million during the same period last year. Unrealized gains in the first three months of 2017 were led by positive pricing movements in equity securities, with increases in the fixed income portfolio following closely due to slight declines in interest rates since year-end 2016. In 2016, unrealized gains were primarily the result of declining interest rates, while the equity portfolio experienced a similar amount of unrealized change as 2017.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2017	2016

Beginning balance	$122,610	$123,774
Other comprehensive earnings before reclassifications	12,172	29,171
Amounts reclassified from accumulated other comprehensive earnings	(403)	(7,408)
Net current-period other comprehensive earnings (loss)	$11,769	$21,763
Ending balance	$134,379	$145,537

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2017	2016	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$2,710	$11,397	Net realized gains
	(2,090)	-	Other-than-temporary impairment (OTTI) losses on investments
	$620	$11,397	Earnings before income taxes
	(217)	(3,989)	Income tax expense
	$403	$7,408	Net earnings

2.    INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. As disclosed in our 2016 Annual Report on Form 10-K, we present all of our investments as available-for-sale, which are carried at fair value. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at March 31, 2017 and December 31, 2016 were as follows:

Available-for-sale
(in thousands)
	March 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$78,066	$104	$(476)	$77,694
U.S. agency	5,474	302	-	5,776
Non-U.S. govt. & agency	9,511	86	(164)	9,433
Agency MBS	276,957	4,224	(3,467)	277,714
ABS/CMBS*	82,915	653	(376)	83,192
Corporate	495,867	11,216	(3,362)	503,721
Municipal	624,119	13,099	(4,349)	632,869
Total Fixed Income	$1,572,909	$29,684	$(12,194)	$1,590,399

Equity	$192,340	$193,324	$(1,735)	$383,929

*Non-agency asset-backed and commercial mortgage-backed

Available-for-sale
(in thousands)
	December 31, 2016
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$77,054	$88	$(579)	$76,563
U.S. agency	5,473	340	-	5,813
Non-U.S. govt. & agency	9,517	2	(368)	9,151
Agency MBS	283,002	4,635	(3,568)	284,069
ABS/CMBS*	93,791	676	(557)	93,910
Corporate	503,041	10,996	(5,670)	508,367
Municipal	624,349	9,575	(6,588)	627,336
Total Fixed Income	$1,596,227	$26,312	$(17,330)	$1,605,209

Equity	$187,573	$182,912	$(1,266)	$369,219

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2017:

	March 31, 2017
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$14,302	$14,298
Due after one year through five years	357,017	363,349
Due after five years through 10 years	516,586	523,913
Due after 10 years	325,132	327,933
Mtge/ABS/CMBS*	359,872	360,906
Total available-for-sale	$1,572,909	$1,590,399

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2017 unrealized losses, as shown in the following tables, were 0.7 percent of total invested assets. Unrealized losses decreased in the first quarter of 2017, as interest rates declined slightly from the end of 2016, which increased the fair value of securities held in the fixed income portfolio.

	March 31, 2017			December 31, 2016
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$46,069	$—	$46,069	$48,500	$—	$48,500
Cost or amortized cost	46,545	—	46,545	49,079	—	49,079
Unrealized Loss	$(476)	$—	$(476)	$(579)	$—	$(579)

Non-U.S. government
Fair value	$5,847	$—	$5,847	$7,647	$—	$7,647
Cost or amortized cost	6,011	—	6,011	8,015	—	8,015
Unrealized Loss	$(164)	$—	$(164)	$(368)	$—	$(368)

Agency MBS
Fair value	$176,538	$4,201	$180,739	$175,858	$5,737	$181,595
Cost or amortized cost	179,861	4,345	184,206	179,238	5,925	185,163
Unrealized Loss	$(3,323)	$(144)	$(3,467)	$(3,380)	$(188)	$(3,568)

ABS/CMBS*
Fair value	$37,672	$6,431	$44,103	$48,907	$5,272	$54,179
Cost or amortized cost	37,898	6,581	44,479	49,372	5,364	54,736
Unrealized Loss	$(226)	$(150)	$(376)	$(465)	$(92)	$(557)

Corporate
Fair value	$122,221	$10,414	$132,635	$144,353	$15,535	$159,888
Cost or amortized cost	124,348	11,649	135,997	146,979	18,579	165,558
Unrealized Loss	$(2,127)	$(1,235)	$(3,362)	$(2,626)	$(3,044)	$(5,670)

Municipal
Fair value	$182,139	$—	$182,139	$250,930	$—	$250,930
Cost or amortized cost	186,488	—	186,488	257,518	—	257,518
Unrealized Loss	$(4,349)	$—	$(4,349)	$(6,588)	$—	$(6,588)

Subtotal, fixed income
Fair value	$570,486	$21,046	$591,532	$676,195	$26,544	$702,739
Cost or amortized cost	581,151	22,575	603,726	690,201	29,868	720,069
Unrealized Loss	$(10,665)	$(1,529)	$(12,194)	$(14,006)	$(3,324)	$(17,330)

Equity securities
Fair value	$9,552	$3,925	$13,477	$7,438	$1,973	$9,411
Cost or amortized cost	10,568	4,644	15,212	8,029	2,648	10,677
Unrealized Loss	$(1,016)	$(719)	$(1,735)	$(591)	$(675)	$(1,266)

Total
Fair value	$580,038	$24,971	$605,009	$683,633	$28,517	$712,150
Cost or amortized cost	591,719	27,219	618,938	698,230	32,516	730,746
Unrealized Loss	$(11,681)	$(2,248)	$(13,929)	$(14,597)	$(3,999)	$(18,596)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2017 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$525,282	$515,405	$(9,877)	81.0%
2	BBB	Baa	63,482	62,204	(1,278)	10.5%
3	BB	Ba	4,906	4,835	(71)	0.6%
4	B	B	7,299	6,776	(523)	4.3%
5	CCC or lower	Caa or lower	2,757	2,312	(445)	3.6%
6			—	—	—	—
		Total	$603,726	$591,532	$(12,194)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 319 securities in an unrealized loss position as of March 31, 2017. The $12.2 million in associated unrealized losses for these 319 securities represents 0.8 percent of the fixed income portfolio’s cost basis. Of these 319 securities, 33 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first quarter of 2017, we recognized $2.1 million in other-than-temporary impairment (OTTI) charges in earnings on two fixed income securities that we no longer had the intent to hold. Comparatively, we did not recognize any OTTI losses in earnings on the fixed income portfolio in same period in 2016. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

As of March 31, 2017, we held five common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $1.7 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. One equity security has been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $17.0 million at March 31, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the first quarter of 2017 compared to $0.4 million during the first quarter of 2016. Our investment in FHLBC stock totaled $0.8 million at March 31, 2017, compared to $1.6 million at December 31, 2016. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at March 31, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During the first quarter, we made an initial investment in a BDC which had a fair value of $3.3 million at March 31, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to these investments totaled $23.6 million at the end of the first quarter of 2017.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $28.1 million at the end of the first quarter of 2017, compared to $18.3 million at the end of 2016. Short-term investments of $13.0 million and $5.0 million at March 31, 2017 and December 31, 2016, respectively, are carried at cost, which approximates fair value.

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

The investment in the BDC is measured using the investment’s net asset value per share and is not categorized within the fair value hierarchy.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$77,694	$—	$77,694
U.S. agency	—	5,776	—	5,776
Non-U.S. govt. & agency	—	9,433	—	9,433
Agency MBS	—	277,714	—	277,714
ABS/CMBS*	—	83,192	—	83,192
Corporate	—	503,721	—	503,721
Municipal	—	632,869	—	632,869
Equity	383,929	—	—	383,929
Total available-for-sale securities	$383,929	$1,590,399	$—	$1,974,328

	As of December 31, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$76,563	$—	$76,563
U.S. agency	—	5,813	—	5,813
Non-U.S. govt. & agency	—	9,151	—	9,151
Agency MBS	—	284,069	—	284,069
ABS/CMBS*	—	93,910	—	93,910
Corporate	—	508,367	—	508,367
Municipal	—	627,336	—	627,336
Equity	369,219	—	—	369,219
Total available-for-sale securities	$369,219	$1,605,209	$—	$1,974,428

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2017.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first quarters of 2017 and 2016.

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2017	2016
Unpaid losses and LAE at beginning of year
Gross	$1,139,337	$1,103,785
Ceded	(288,224)	(297,844)
Net	$851,113	$805,941

Increase (decrease) in incurred losses and LAE
Current accident year	$99,249	$95,161
Prior accident years	(5,859)	(13,990)
Total incurred	$93,390	$81,171

Loss and LAE payments for claims incurred
Current accident year	$(3,395)	$(4,405)
Prior accident year	(60,427)	(58,584)
Total paid	$(63,822)	$(62,989)

Net unpaid losses and LAE at March 31,	$880,681	$824,123

Unpaid losses and LAE at March 31,
Gross	$1,152,027	$1,121,363
Ceded	(271,346)	(297,240)
Net	$880,681	$824,123

As disclosed in the 2016 Annual Report on Form 10-K, our actuaries have historically performed a ground up reserve study of the expected value of unpaid losses and LAE using multiple standard actuarial methodologies three times a year. As a result of efficiency improvements in our reserving process, our actuaries began performing ground up reserve studies on a quarterly basis during the first quarter of 2017.  We will continue to perform an emergence analysis on a quarterly basis to determine if further adjustments are necessary. We will then review all of the various estimates of ultimate loss by accident year and determine the appropriateness of the reserve balance as we have done in the past.

5.  INCOME TAXES

Our effective tax rate for the three-month period ended March 31, 2017 was 25.0 percent, compared to 31.1 percent for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the first quarter of 2017 due largely to lower levels of pre-tax earnings, which caused the tax favored adjustments to be larger on a percentage basis in 2017 compared to the prior year. The adoption of FASB ASU 2016-09 also contributed to the decline in the effect rate, as the standard requires the excess tax benefit on share-based compensation to run through income tax expense in 2017 and forward. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded through additional paid-in-capital and had no impact on the effective tax rate.

Income tax expense attributable to income from operations for the three-month period ended March 31, 2017 and 2016 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended March 31,
	2017		2016
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$9,255	35.0%	$15,958	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(443)	(1.7)%	—	0.0%
Tax exempt interest income	(1,179)	(4.5)%	(1,100)	(2.4)%
Dividends received deduction	(530)	(2.0)%	(565)	(1.2)%
ESOP dividends paid deduction	(233)	(0.9)%	(232)	(0.5)%
Other items, net	(255)	(0.9)%	139	0.2%
Total tax expense	$6,615	25.0%	$14,200	31.1%

6.  STOCK BASED COMPENSATION

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 973,875 stock options under the 2015 LTIP, including 23,125 thus far in 2017.

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

The following tables summarize option activity for the periods ended March 31, 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	23,125	$59.77
Options exercised	(32,960)	$33.05		$891
Options canceled/forfeited	—	$0.00
Outstanding options at March 31, 2017	2,197,275	$41.22	4.73	$42,954
Exercisable options at March 31, 2017	891,235	$31.89	3.12	$25,118

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	36,500	$61.27
Options exercised	(168,480)	$19.00		$7,619
Options canceled/forfeited	(5,440)	$33.69
Outstanding options at March 31, 2016	2,444,800	$33.78	4.99	$80,880
Exercisable options at March 31, 2016	966,100	$27.24	3.62	$38,280

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2017,  23,125 stock options were granted with a weighted average exercise price of $59.77 and a weighted average fair value of $8.49. We recognized $0.9 million of expense in the first quarter of 2017 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the first quarter of 2017 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.5 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the first quarter of 2016. We recorded a tax benefit of $0.3 million in the first quarter of 2016 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2017		2016

Weighted-average fair value of grants	$8.49		$11.32
Risk-free interest rates	1.95%		1.38%
Dividend yield	3.59%		1.60%
Expected volatility	22.99%		23.11%
Expected option life	5.14	years	5.31	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield for 2017 was determined based on the average annualized quarterly dividends paid during the most recent five-year period and incorporated a consideration for special dividends paid in recent history. The dividend yield in 2016 and prior was determined based on the average annualized quarterly dividends paid during the most recent five-year period, exclusive of considerations for special dividends. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2017	2016
Casualty	$116,984	$108,593
Property	35,805	38,685
Surety	30,496	29,640
Net premiums earned	$183,285	$176,918
Net investment income	13,005	13,370
Net realized gains	624	11,400
Total consolidated revenue	$196,914	$201,688

NET EARNINGS
(in thousands)	2017	2016
Casualty	$(6,881)	$9,106
Property	8,804	6,198
Surety	11,134	6,000
Net underwriting income	$13,057	$21,304
Net investment income	13,005	13,370
Net realized gains	624	11,400
General corporate expense and interest on debt	(5,181)	(4,232)
Equity in earnings of unconsolidated investees	4,938	3,751
Total earnings before income taxes	$26,443	$45,593
Income tax expense	6,615	14,200
Total net earnings	$19,828	$31,393

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2017	2016

Casualty
Commercial and personal umbrella	$28,577	$27,130
General liability	21,583	20,724
Commercial transportation	21,101	18,274
Professional services	19,226	18,538
Small commercial	12,287	10,900
Executive products	4,412	4,835
Medical professional liability	4,291	3,815
Other casualty	5,507	4,377
Total	$116,984	$108,593

Property
Commercial property	$15,718	$17,596
Marine	12,286	12,300
Specialty personal	6,018	6,308
Property reinsurance	1,783	2,762
Crop reinsurance	5	(281)
Other property	(5)	-
Total	$35,805	$38,685

Surety
Miscellaneous	$11,857	$11,097
Commercial	7,143	7,354
Contract	7,084	6,743
Energy	4,412	4,446
Total	$30,496	$29,640

Grand Total	$183,285	$176,918

8.  ACQUISITION

On February 29, 2016, we acquired the assets of Associations Liability Insurance Agency, Inc. for $1.2 million, which includes $0.9 million of cash paid at acquisition and $0.3 million associated with the present value of a contingent earn-out agreement. The earn-out is subject to the achievement of certain targets and may be adjusted in future periods based on actual performance achieved. Separately identifiable assets of the agency totaling $1.2 million, relating to acquired software, trade name and agency relationships,  were recognized.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2016.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 21 consecutive years, averaging an 87.4 combined ratio over that period of time. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our shareholders’ equity to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty excess and surplus insurance company, has also enhanced returns. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historical growth in book value.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Our crop, property reinsurance and recreational vehicle products are in runoff after we discontinued our crop relationship at the end of 2015 and began curtailing reinsurance and recreational vehicle offerings at the end of 2015 and 2016, respectively. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings, but is not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2016 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains/losses, general corporate expenses, debt costs and earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2016 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Consolidated revenues, as displayed in the table that follows, totaled $196.9 million for the first quarter of 2017, compared to $201.7 million for the same period in 2016.

	For the Three-Month Periods
	Ended March 31,
	2017	2016
Consolidated revenues (in thousands)
Net premiums earned	$183,285	$176,918
Net investment income	13,005	13,370
Net realized gains	624	11,400
Total consolidated revenue	$196,914	$201,688

Consolidated revenue for the first quarter of 2017 decreased $4.8 million, or 2 percent, from the same period in 2016. Net premiums earned for the Group increased 4 percent for the quarter, driven by growth from our casualty and surety segments, while investment income declined slightly, down 3 percent. Net realized gains totaled $0.6 million in the three month period ended March 31, 2017, compared to $11.4 million in 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Net after-tax earnings for the first quarter of 2017 totaled $19.8 million, $0.45 per diluted share, compared to $31.4 million, $0.71 per diluted share, for the same period last year. Results for each of these periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss reserves. Both periods also benefited from light catastrophe activity, as storm losses had a negligible impact on results for each period. In the first quarter of 2017, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $5.4 million. Comparatively, for the first quarter of 2016 favorable development on prior years’ loss reserves resulted in additional pretax earnings of $12.5 million. Bonus and profit sharing-related expenses associated with the above mentioned prior year reserve development totaled $0.7 million in 2017, compared to $1.6 million in 2016.

During the first quarter of 2017, equity in earnings of unconsolidated investees totaled $4.9 million. This amount includes $4.3 million from Maui Jim and $0.6 million from Prime. Comparatively, the first quarter of 2016 reflected $3.8 million of earnings, including $3.3 million from Maui Jim and $0.5 million from Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $31.6 million, $0.71 per diluted share, for the first quarter of 2017, compared to $53.2 million, $1.20 per diluted share, for the first quarter of 2016. The first quarter’s $11.8 million other comprehensive gain was attributable to strong equity market returns during the quarter as well as a slight decline in interest rates from the end of 2016, which increased the fair value of securities held in the fixed income portfolio. This compares to a $21.8 million gain for the same period in 2016, which was primarily the result of declining interest rates, while the equity portfolio experienced a similar amount of unrealized change as 2017.

RLI Insurance Group

Gross premiums written for the Group decreased 1 percent to $194.9 million for the first quarter of 2017. Modest growth achieved by our casualty and surety segments, up 2 percent and 1 percent, respectively, was offset by an 11 percent decline from the property segment. The decrease from the property segment was driven by continued competitive pressures in the excess and surplus (E&S) property market, and the phase out of the property reinsurance and recreational vehicle businesses. Excluding the impact of those exited lines, gross premiums written for the Group were up 1 percent. On a net premiums earned basis, premiums increased $6.4 million, or 4 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 8 percent and 3 percent, respectively.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended March 31,			For the Three-Month Periods Ended March 31,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Casualty
Commercial and personal umbrella	$30,912	$30,620	1.0%	$28,577	$27,130	5.3%
General liability	19,599	19,276	1.7%	21,583	20,724	4.1%
Commercial transportation	15,612	16,629	(6.1)%	21,101	18,274	15.5%
Professional services	20,078	19,596	2.5%	19,226	18,538	3.7%
Small commercial	13,054	13,142	(0.7)%	12,287	10,900	12.7%
Executive products	9,835	8,693	13.1%	4,412	4,835	(8.7)%
Medical professional liability	6,697	8,933	(25.0)%	4,291	3,815	12.5%
Other casualty	11,047	7,161	54.3%	5,507	4,377	25.8%
Total	$126,834	$124,050	2.2%	$116,984	$108,593	7.7%

Property
Commercial property	$18,419	$21,481	(14.3)%	$15,718	$17,596	(10.7)%
Marine	13,537	11,958	13.2%	12,286	12,300	(0.1)%
Specialty personal	4,660	5,892	(20.9)%	6,018	6,308	(4.6)%
Property reinsurance	405	2,596	(84.4)%	1,783	2,762	(35.4)%
Crop reinsurance	5	(281)		5	(281)
Other property	53	-		(5)	-
Total	$37,079	$41,646	(11.0)%	$35,805	$38,685	(7.4)%

Surety
Miscellaneous	$12,161	$12,313	(1.2)%	$11,857	$11,097	6.8%
Commercial	7,482	8,055	(7.1)%	7,143	7,354	(2.9)%
Contract	7,145	6,369	12.2%	7,084	6,743	5.1%
Energy	4,175	3,816	9.4%	4,412	4,446	(0.8)%
Total	$30,963	$30,553	1.3%	$30,496	$29,640	2.9%

Grand Total	$194,876	$196,249	(0.7)%	$183,285	$176,918	3.6%

Casualty

Gross premiums written for the casualty segment in the first quarter of 2017 were up 2 percent, following a 9 percent increase posted in the first quarter of 2016. Several product lines within the segment posted modest top line growth, as newer product initiatives contributed to the increased premium production. Growth was led by other casualty, specifically our assumed casualty reinsurance business with Prime, which increased by $3.1 million during the quarter to $6.4 million. Our executive products group also made significant contributions with exposure growth from both mature and newer products, which has helped overcome continued flat pricing for these coverages overall. Umbrella and general liability also posted modest growth, as new product initiatives have had a positive impact on premium for these businesses. Declines in the quarter were posted by transportation and medical professional liability. The transportation unit has continued to pursue rate increases in response to higher commercial auto loss trends in recent periods. While these efforts led to double-digit price increases on retained business, written premium declined 6 percent on an overall basis. For medical professional liability, the healthcare liability lines decreased slightly during the quarter, though the bulk of the premium decline related to other medical professional liability offerings due to ongoing competitive pressures in that market.

Property

Gross premiums written for the Group’s property segment totaled $37.1 million for the first quarter of 2017, a $4.6 million decrease from the same period last year. The bulk of this decline related to our previously announced exits from recreational vehicles and treaty reinsurance businesses. Excluding the impact of these products, gross premiums written declined 2 percent. The remaining premium decrease was driven by ongoing competitive pressures for commercial E&S property coverages. Commercial property premiums were down 14 percent in the first quarter of 2017, reflecting the combination of both price and exposure declines. Growth within the segment was posted by marine, which experienced a 13 percent increase in gross premiums written, despite relatively flat pricing for these coverages. Specialty personal coverages for Hawaii homeowners also increased its top line, up 6 percent.

Surety

The surety segment recorded gross premiums written of $31.0 million for the first quarter of 2017, an increase of 1 percent from the same period last year. Growth within the segment was achieved by contract and energy surety, which increased 12 percent and 9 percent, respectively. The increases from these products served to offset a 7 percent decline from commercial surety, as well as a slight decrease from miscellaneous surety.

RLI Insurance Group

Underwriting income for the Group totaled $13.1 million for the first quarter of 2017, compared to $21.3 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $4.7 million in 2017, compared to $10.9 million in 2016, with the decreased amount in 2017 driven by adverse development on commercial auto coverages within our casualty segment. The GAAP combined ratio for the Group totaled 92.9 in 2017, compared to 88.0 in 2016. The loss ratio increased to 51.0 from 45.9, while the Group’s expense ratio decreased slightly to 41.9 from 42.1.

	For the Three-Month Periods
	Ended March 31,
	2017	2016
Underwriting income (in thousands)
Casualty	$(6,881)	$9,106
Property	8,804	6,198
Surety	11,134	6,000
Total	$13,057	$21,304

Combined ratio
Casualty	105.8	91.6
Property	75.5	84.0
Surety	63.5	79.8
Total	92.9	88.0

Casualty

The casualty segment recorded an underwriting loss of $6.9 million in the first quarter of 2017, compared to $9.1 million of underwriting income for the same period last year. The disparity in underwriting profit between periods relates primarily to development on prior years’ loss reserves. Results for 2017 reflect unfavorable development on prior years’ reserves of $3.1 million, compared to favorable development on prior years’ reserves during 2016. The bulk of the adverse development related to transportation, though professional services and medical professional liability were also slightly adverse. Consistent with industry reports, our actual commercial auto losses have exceeded our original expectations. We have adjusted our reserve estimates, primarily in accident years 2012 through 2016 where a majority of the unfavorable development was realized, and will continue to monitor claim activity. Adverse development for these products was partially offset by favorable development on prior years’ reserves for executive products, general liability and umbrella, most of which related to more recent accident years (2013–2016). Comparatively, 2016 results included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, professional services, executive products and small commercial, slightly offset by unfavorable development from transportation. In total, favorable development improved the segment’s net underwriting results in the first quarter of 2016 by $11.0 million.

The combined ratio for the casualty segment was 105.8 for 2017, compared to 91.6 in 2016. The segment’s loss ratio was 70.4 in 2017, compared to 55.9 in 2016. The loss ratio increase in 2017 was largely due to the adverse development on prior years’ reserves, though the current accident year loss ratio also increased slightly from 2016. The expense ratio for the casualty segment was 35.4 for the first quarter of 2017, slightly improved from 35.7 for the same period in 2016.

Property

Underwriting income for the segment was $8.8 million for the first quarter of 2017, compared to $6.2 million for the same period last year. Both periods reflect positive underwriting income for the current accident year and an absence of significant catastrophe activity. Underwriting results for 2017 included favorable development on prior years’ loss reserves, primarily on marine business, which benefited the segment’s net underwriting results by $2.0 million. Comparatively, underwriting results for 2016 were minimally impacted by development on prior years’ loss reserves.

Underwriting results for the first quarter of 2017 translated into a combined ratio of 75.5, compared to 84.0 for the same period last year. The segment’s loss ratio decreased to 28.9 in 2017 from 39.3 in 2016. The decrease was driven by the higher benefit from development on prior years’ reserves, coupled with lower current accident year losses in 2017. The segment’s expense ratio increased to 46.6 for the first quarter of 2017, up from 44.7 in the prior year. The increased expense ratio relates primarily to the overall decline in net premium earned and the fixed nature of certain expenses.

Surety

The surety segment recorded underwriting income of $11.1 million for the first quarter of 2017, compared to $6.0 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2017 included favorable development on prior accident years’ reserves, largely from contract and commercial surety, which improved net underwriting results for the segment by $6.0 million. Comparatively, 2016 results included favorable development on prior accident years’ loss reserves which impacted the segment’s net underwriting results by $0.3 million.

The combined ratio for the surety segment totaled 63.5 for the first quarter of 2017, compared to 79.8 for the same period in 2016. The segment’s loss ratio was 2.2 for 2017, compared to 17.6 for 2016. The loss ratio decrease in 2017 was driven by the higher benefit from favorable development on prior years’ reserves. The expense ratio improved slightly to 61.3 for the first quarter of 2017, down from 62.2 in the prior year, due to improved leveraging of our expense base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $13.0 million during the first three months of 2017, a decrease of 2.7 percent from that reported for the same period in 2016. The decrease in investment income was due to a lower average yield environment over the previous twelve months versus the year earlier period. On an after-tax basis, investment income decreased by 2.4 percent.

Yields on our fixed income investments for the first quarter of 2017 and 2016 were as follows:

	1Q 2017	1Q 2016
Pretax Yield
Taxable	3.17%	3.45%
Tax-Exempt	2.58%	2.85%
After-Tax Yield
Taxable	2.06%	2.24%
Tax-Exempt	2.44%	2.70%

We recognized $0.6 million of realized gains in the first three months of 2017, compared to realized gains of $11.4 million in the same period of 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year. In 2017, the equity portfolio had realized gains of $2.8 million while the fixed income portfolio had realized losses of $2.2 million primarily due to impairment charges on securities we no longer had the intent to hold.

The following table depicts the composition of our investment portfolio at March 31, 2017 as compared to December 31, 2016.

	3/31/2017		12/31/2016
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,590,399	78.0%	$1,605,209	79.4%
Equity securities	383,929	18.8%	369,219	18.3%
Other invested assets	24,199	1.2%	24,115	1.2%
Cash and short-term investments	41,146	2.0%	23,284	1.2%
Total	$2,039,673	100.0%	$2,021,827	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $14.8 million in the first three months of 2017. The decrease was due to fixed income securities being sold to fund corporate dividends and interest payments during the first quarter. This portfolio had a tax-adjusted total return on a mark-to-market basis of 1.3 percent. Average fixed income duration was 4.9 years at March 31, 2017, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $14.7 million during the first three months of 2017 and had a total return of 4.1 percent through March 31, 2017. The following table illustrates certain industry-level measurements relative to our equity portfolio as of March 31, 2017, including fair value, cost basis and unrealized gains and losses.

	3/31/2017
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$6,686	$18,213	$11,527	$—	$11,527
Consumer staples	15,876	31,559	16,819	(1,136)	15,683
Energy	14,437	24,919	10,482	—	10,482
Financials	25,536	46,267	20,731	—	20,731
Healthcare	7,775	19,693	11,961	(43)	11,918
Industrials	9,358	23,851	14,493	—	14,493
Information technology	12,345	26,297	14,243	(291)	13,952
Materials	1,480	5,245	3,765	—	3,765
Telecommunications	3,193	10,484	7,291	—	7,291
Utilities	23,020	46,997	24,242	(265)	23,977
ETF	72,634	130,404	57,770	—	57,770
	$192,340	$383,929	$193,324	$(1,735)	$191,589

Income Taxes

Our effective tax rate for the first quarter of 2017 was 25.0 percent, compared to 31.1 percent for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the first quarter of 2017 due largely to lower levels of pre-tax earnings, which caused the tax favored adjustments to be larger on a percentage basis in 2017 compared to the prior year. The adoption of FASB ASU 2016-09 also reduced the effect rate by 1.7 percent ($0.4 million), as the standard requires the excess tax benefit on share-based compensation to run through income tax expense in 2017 and forward. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded through additional paid-in-capital and had no impact on the effective tax rate.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2017 and 2016:

(in thousands)	2017	2016

Operating cash flows	$11,265	$21,266
Investing cash flows	$5,904	$(13,347)
Financing cash flows	$(7,294)	$(4,431)
Total	$9,875	$3,488

Operating activities generated positive cash flows of $11.3 million in the first three months of 2017, compared to $21.3 million in the same period last year. The decrease in operating cash flows was due largely to the timing of claim payments, which were higher during the first quarter of 2017.

We have $148.8 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2017 was $159.8 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2017, we had cash, short-term investments and other investments maturing within one year of approximately $55.4 million and an additional $363.3 million maturing between one to five years. As of March 31, 2017, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the three-month period ended March 31, 2017, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2017, there were no outstanding borrowing amounts with FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2017, our investment portfolio had a balance sheet value of $2.0 billion. Invested assets at March 31, 2017, have increased $17.8 million from December 31, 2016.

As of March 31, 2017, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$78,066	$77,694	$(372)	3.8%	AAA
U.S. agency	5,474	5,776	302	0.3%	AA+
Non-U.S. govt. & agency	9,511	9,433	(78)	0.5%	BBB+
Agency MBS	276,957	277,714	757	13.6%	AAA
ABS/CMBS**	82,915	83,192	277	4.1%	AAA
Corporate	495,867	503,721	7,854	24.7%	BBB+
Municipal	624,119	632,869	8,750	31.0%	AA
Total Fixed Income	$1,572,909	$1,590,399	$17,490	78.0%	AA-

Equity	$192,340	$383,929	$191,589	18.8%

Other Invested Assets	$24,199	$24,199	$—	1.2%

Cash and Short-Term Investments	$41,146	$41,146	$—	2.0%

Total Portfolio	$1,830,594	$2,039,673	$209,079	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2017, our fixed income portfolio had the following rating distribution:

AAA	35.2%
AA	29.8%
A	17.8%
BBB	10.9%
BB	3.2%
B	2.6%
CCC	0.3%
NR	0.2%
Total	100.0%

As of March 31, 2017, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 1,127 individual issues as of March 31, 2017.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2017, we had $58.6 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of March 31, 2017, we had $24.6 million in commercial mortgage backed securities (CMBS) and $277.7 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.1 percent of our investment portfolio at quarter end.

We had $503.7 million in corporate fixed income securities as of March 31, 2017. As of March 31, 2017, we had $72.1 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2017, we had $632.9 million in municipal securities. As of March 31, 2017, approximately 88 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At March 31, 2017, our equity portfolio had a fair value of $383.9 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2017, our equity portfolio had a dividend yield of 2.6 percent, compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 84 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $17.0 million at March 31, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the first quarter of 2017 compared to $0.4 million during the first quarter of 2016. Our investment in FHLBC stock totaled $0.8 million at March 31, 2017, compared to $1.6 million at December 31, 2016. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at March 31, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During the first quarter, we made an initial investment in a BDC which had a fair value of $3.3 million at March 31, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to these investments totaled $23.6 million at the end of the first quarter of 2017.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2017, our capital structure consisted of $148.8 million in 10-year maturity senior notes maturing in 2023 (debt) and $847.9 million of shareholders’ equity. Debt outstanding comprised 14.9 percent of total capital as of March 31, 2017. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2017, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended March 31, 2017 and 2016.

We paid a quarterly cash dividend of $0.20 per share on March 20, 2017, the same amount as the prior quarter. We have paid dividends for 163 consecutive quarters and increased dividends in each of the last 41 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2017, our holding company had $847.9 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $33.4 million in liquid assets, which approximates the remainder of our estimated 2017 annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as issuances of common stock and debt.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first three months of 2017, RLI Ins. paid no ordinary dividends to RLI Corp. In 2016, our principal insurance subsidiary paid ordinary dividends totaling $123.6 million to RLI Corp. No extraordinary dividends were paid during 2017 or 2016.  Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted through the second quarter of 2017 and cannot be distributed to RLI Corp. without prior approval from the IDOI.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA-,” with 83 percent rated “A” or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2016 Annual Report on Form 10-K.

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

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2017. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 27, 2017