Form 10-Q
period 2017-06-30
RLI CORP
filed 2017-07-26
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2017, the number of shares outstanding of the registrant’s Common Stock was  44,046,316.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended June 30,
(in thousands, except per share data)	2017	2016

Net premiums earned	$184,331	$180,226
Net investment income	13,238	13,048
Net realized gains (losses)	(1,359)	2,710
Other-than-temporary impairment (OTTI) losses on investments	-	-
Consolidated revenue	$196,210	$195,984
Losses and settlement expenses	90,347	80,277
Policy acquisition costs	60,695	60,521
Insurance operating expenses	13,546	13,412
Interest expense on debt	1,857	1,856
General corporate expenses	2,535	2,768
Total expenses	$168,980	$158,834
Equity in earnings of unconsolidated investees	6,806	5,191
Earnings before income taxes	$34,036	$42,341
Income tax expense	7,828	13,264
Net earnings	$26,208	$29,077

Other comprehensive earnings, net of tax	10,599	19,066
Comprehensive earnings	$36,807	$48,143

Earnings per share:
Basic:

Basic net earnings per share	$0.60	$0.67
Basic comprehensive earnings per share	$0.84	$1.10

Diluted:

Diluted net earnings per share	$0.59	$0.65
Diluted comprehensive earnings per share	$0.83	$1.08

Weighted average number of common shares outstanding:
Basic	44,005	43,721
Diluted	44,519	44,423

Cash dividends paid per common share	$0.21	$0.20

See accompanying notes to the unaudited condensed consolidated interim financial statements.

	For the Six-Month Periods
	Ended June 30,
(in thousands, except per share data)	2017	2016

Net premiums earned	$367,616	$357,144
Net investment income	26,243	26,418
Net realized gains (losses)	1,355	14,110
Other-than-temporary impairment (OTTI) losses on investments	(2,090)	-
Consolidated revenue	$393,124	$397,672
Losses and settlement expenses	183,737	161,448
Policy acquisition costs	124,198	122,764
Insurance operating expenses	26,881	25,612
Interest expense on debt	3,713	3,713
General corporate expenses	5,860	5,143
Total expenses	$344,389	$318,680
Equity in earnings of unconsolidated investees	11,744	8,942
Earnings before income taxes	$60,479	$87,934
Income tax expense	14,443	27,464
Net earnings	$46,036	$60,470

Other comprehensive earnings, net of tax	22,368	40,829
Comprehensive earnings	$68,404	$101,299

Earnings per share:
Basic:

Basic net earnings per share	$1.05	$1.39
Basic comprehensive earnings per share	$1.56	$2.32

Diluted:

Diluted net earnings per share	$1.03	$1.36
Diluted comprehensive earnings per share	$1.54	$2.28

Weighted average number of common shares outstanding:
Basic	43,983	43,659
Diluted	44,517	44,381

Cash dividends paid per common share	$0.41	$0.39

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2017	2016

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,621,451 at 6/30/17 and $1,596,227 at 12/31/16)	$1,651,657	$1,605,209
Equity securities available-for-sale, at fair value (cost - $193,052 at 6/30/17 and $187,573 at 12/31/16)	387,802	369,219
Short-term investments, at cost which approximates fair value	18,057	5,015
Other invested assets	25,310	24,115
Cash	21,355	18,269
Total investments and cash	$2,104,181	$2,021,827
Accrued investment income	15,204	14,593
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,075 at 6/30/17 and $15,981 at 12/31/16	133,171	126,387
Ceded unearned premium	52,654	52,173
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,467 at 6/30/17 and $10,699 at 12/31/16	280,568	288,224
Deferred policy acquisition costs	76,276	73,147
Property and equipment, at cost, net of accumulated depreciation of $44,999 at 6/30/17 and $41,999 at 12/31/16	56,547	54,606
Investment in unconsolidated investees	84,032	72,240
Goodwill and intangibles	60,582	64,371
Other assets	18,367	10,065
TOTAL ASSETS	$2,881,582	$2,777,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,183,185	$1,139,337
Unearned premiums	436,477	433,777
Reinsurance balances payable	22,216	17,928
Funds held	75,152	72,742
Income taxes-deferred	79,868	64,494
Bonds payable, long-term debt	148,835	148,741
Accrued expenses	35,130	51,992
Other liabilities	22,985	25,050
TOTAL LIABILITIES	$2,003,848	$1,954,061

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,976,530 shares issued, 44,046,316 shares outstanding at 6/30/17)
(66,874,911 shares issued, 43,944,697 shares outstanding at 12/31/16)	$66,977	$66,875
Paid-in capital	233,471	229,779
Accumulated other comprehensive earnings	144,978	122,610
Retained earnings	825,307	797,307
Deferred compensation	7,642	11,496
Less: Treasury shares at cost
(22,930,214 shares at 6/30/17 and 12/31/16)	(400,641)	(404,495)
TOTAL SHAREHOLDERS’ EQUITY	$877,734	$823,572
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,881,582	$2,777,633

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$74,570	$69,571
Cash Flows from Investing Activities
Investments purchased	$(207,963)	$(296,684)
Investments sold	110,679	195,185
Investments called or matured	56,501	58,517
Net change in short-term investments	(10,995)	12,627
Net property and equipment purchased	(5,372)	(8,574)
Acquisition of agency	(92)	(850)
Net cash used in investing activities	$(57,242)	$(39,779)

Cash Flows from Financing Activities
Cash dividends paid	$(18,036)	$(17,033)
Stock plan share issuance	3,794	807
Excess tax benefit from exercise of stock options	-	4,992
Net cash used in financing activities	$(14,242)	$(11,234)

Net increase in cash	$3,086	$18,558

Cash at the beginning of the period	$18,269	$11,081
Cash at June 30	$21,355	$29,639

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2016 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2017 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2016 to conform to the classifications used in the current year.

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

We adopted ASU 2016-09 on January 1, 2017. The guidance’s primary impact on our financial statements relates to the provision concerning the recognition of tax effects through the income statement in 2017 and forward. Excess tax benefits of $0.4 million and $2.8 million were recognized in the first and second quarters of 2017, respectively, as a reduction to income tax expense rather than as an increase to additional paid-in-capital. The future impact to our income statement will vary depending upon the level of intrinsic value associated with option exercises in a particular period. Additionally, the changes in cash flow presentation resulted in $3.2 million more operating cash flows and $3.2 million less financing cash flows for the six month period ended June 30, 2017 than would have been recognized under the previous guidance. We have historically estimated the number of forfeitures as part of our option valuation process and will continue to do so under the new guidance. As no aspect of the guidance that requires retrospective adoption impacted the Company, no prior period adjustments were made.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment

ASU 2017-04 was issued to simplify the subsequent measurement of goodwill. This update changes the impairment test by requiring an entity to compare the fair value of a reporting unit with its carrying amount as opposed to comparing the carrying amount of goodwill with its implied fair value. We adopted ASU 2017-04 during the second quarter of 2017 to coincide with the annual testing of our energy surety, small commercial and miscellaneous and contract surety reporting units. As most of RLI’s assets and liabilities associated with a reporting unit are measured at fair value, the impact of measuring the impairment at the reporting unit level rather than at the goodwill asset level was believed to be minimal.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We currently have approximately $30 million of undiscounted future lease liabilities that would have to be added to the balance sheet with a corresponding right-of-use asset if the guidance were applicable on June 30, 2017. We do not expect that there will be a materially different annual rental expense upon adoption.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We do not have any assets measured at amortized cost that would be impacted by this update. Additionally, as our fixed income portfolio is weighted towards higher rated bonds (82.7 percent rated A or better at June 30, 2017), we do not expect that credit loss on our available-for-sale debt securities will be material.

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

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $60.6 million and $64.4 million at June 30, 2017 and December 31, 2016, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	June 30,	December 31,
Reporting Unit	2017	2016
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Medical professional liability *	3,595	5,208
Total goodwill	$49,657	$51,270

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $4,077 at 6/30/17 and $5,546 at 12/31/16	3,425	5,601
Total intangibles	$10,925	$13,101

Total goodwill and intangibles	$60,582	$64,371

*   The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $8.8 million and $7.2 million as of June 30, 2017 and December 31, 2016, respectively.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the second quarter of 2017 and $0.4 million for the six-month period ended June 30, 2017, compared to $0.2 million for the second quarter of 2016 and $0.5 million for the six-month period ended June 30, 2016.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2017. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2017, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets.

As previously disclosed for our medical professional liability reporting unit, rate and volume declines coupled with adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value, resulting in a $7.2 million non-cash impairment charge. Further adverse loss experience triggered the need to test the medical professional liability reporting unit during the second quarter of 2017, resulting in an additional $3.4 million non-cash impairment charge. A fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.8 million non-cash impairment charge. Similar to in 2016, a fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.6 million non-cash impairment charge. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2017			Ended June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$26,208	44,005	$0.60	$29,077	43,721	$0.67
Effect of Dilutive Securities
Stock options	-	514		-	702
Diluted EPS
Income available to common shareholders	$26,208	44,519	$0.59	$29,077	44,423	$0.65

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2017			Ended June 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$46,036	43,983	$1.05	$60,470	43,659	$1.39
Effect of Dilutive Securities
Stock options	-	534		-	722
Diluted EPS
Income available to common shareholders	$46,036	44,517	$1.03	$60,470	44,381	$1.36

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first six months of 2017 were $22.4 million, compared to $40.8 million during the same period last year. Unrealized gains in the first six months of 2017 were led by increases in the fixed income portfolio due to slight declines in interest rates since year-end 2016, followed by positive pricing movements in equity securities. In 2016, larger unrealized gains were the result of sharper declines in interest rates, while the equity portfolio experienced a similar amount of unrealized change as 2017.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2017	2016	2017	2016

Beginning balance	$134,379	$145,537	$122,610	$123,774
Other comprehensive earnings before reclassifications	11,753	25,561	23,925	54,731
Amounts reclassified from accumulated other comprehensive earnings	(1,154)	(6,495)	(1,557)	(13,902)
Net current-period other comprehensive earnings	$10,599	$19,066	$22,368	$40,829
Ending balance	$144,978	$164,603	$144,978	$164,603

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2017	2016	2017	2016	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$1,775	$9,992	$4,485	$21,388	Net realized gains
	-	-	(2,090)	-	Other-than-temporary impairment (OTTI) losses on investments
	$1,775	$9,992	$2,395	$21,388	Earnings before income taxes
	(621)	(3,497)	(838)	(7,486)	Income tax expense
	$1,154	$6,495	$1,557	$13,902	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016 were as follows:

Available-for-sale
(in thousands)
	June 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$82,090	$195	$(345)	$81,940
U.S. agency	5,475	346	-	5,821
Non-U.S. govt. & agency	9,504	121	(170)	9,455
Agency MBS	289,628	4,261	(2,908)	290,981
ABS/CMBS*	79,561	688	(372)	79,877
Corporate	525,377	13,448	(2,406)	536,419
Municipal	629,816	19,291	(1,943)	647,164
Total Fixed Income	$1,621,451	$38,350	$(8,144)	$1,651,657

Equity	$193,052	$196,776	$(2,026)	$387,802

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

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2017:

	June 30, 2017
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$16,177	$16,009
Due after one year through five years	342,614	349,467
Due after five years through 10 years	564,926	578,370
Due after 10 years	328,545	336,953
Mtge/ABS/CMBS*	369,189	370,858
Total available-for-sale	$1,621,451	$1,651,657

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2017 unrealized losses, as shown in the following tables, were 0.5 percent of total invested assets. Unrealized losses decreased in the first half of 2017, as interest rates declined slightly from the end of 2016, which increased the fair value of securities held in the fixed income portfolio.

	June 30, 2017			December 31, 2016
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$37,158	$2,002	$39,160	$48,500	$—	$48,500
Cost or amortized cost	37,489	2,016	39,505	49,079	—	49,079
Unrealized Loss	$(331)	$(14)	$(345)	$(579)	$—	$(579)

Non-U.S. government
Fair value	$5,834	$—	$5,834	$7,647	$—	$7,647
Cost or amortized cost	6,004	—	6,004	8,015	—	8,015
Unrealized Loss	$(170)	$—	$(170)	$(368)	$—	$(368)

Agency MBS
Fair value	$176,566	$10,084	$186,650	$175,858	$5,737	$181,595
Cost or amortized cost	179,182	10,376	189,558	179,238	5,925	185,163
Unrealized Loss	$(2,616)	$(292)	$(2,908)	$(3,380)	$(188)	$(3,568)

ABS/CMBS*
Fair value	$32,907	$9,563	$42,470	$48,907	$5,272	$54,179
Cost or amortized cost	33,041	9,801	42,842	49,372	5,364	54,736
Unrealized Loss	$(134)	$(238)	$(372)	$(465)	$(92)	$(557)

Corporate
Fair value	$110,521	$8,338	$118,859	$144,353	$15,535	$159,888
Cost or amortized cost	111,823	9,442	121,265	146,979	18,579	165,558
Unrealized Loss	$(1,302)	$(1,104)	$(2,406)	$(2,626)	$(3,044)	$(5,670)

Municipal
Fair value	$117,611	$2,357	$119,968	$250,930	$—	$250,930
Cost or amortized cost	119,434	2,477	121,911	257,518	—	257,518
Unrealized Loss	$(1,823)	$(120)	$(1,943)	$(6,588)	$—	$(6,588)

Subtotal, fixed income
Fair value	$480,597	$32,344	$512,941	$676,195	$26,544	$702,739
Cost or amortized cost	486,973	34,112	521,085	690,201	29,868	720,069
Unrealized Loss	$(6,376)	$(1,768)	$(8,144)	$(14,006)	$(3,324)	$(17,330)

Equity securities
Fair value	$7,147	$2,565	$9,712	$7,438	$1,973	$9,411
Cost or amortized cost	8,059	3,679	11,738	8,029	2,648	10,677
Unrealized Loss	$(912)	$(1,114)	$(2,026)	$(591)	$(675)	$(1,266)

Total
Fair value	$487,744	$34,909	$522,653	$683,633	$28,517	$712,150
Cost or amortized cost	495,032	37,791	532,823	698,230	32,516	730,746
Unrealized Loss	$(7,288)	$(2,882)	$(10,170)	$(14,597)	$(3,999)	$(18,596)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2017 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$455,748	$449,428	$(6,320)	77.6%
2	BBB	Baa	49,192	48,504	(688)	8.5%
3	BB	Ba	6,737	6,671	(66)	0.8%
4	B	B	7,470	6,777	(693)	8.5%
5	CCC or lower	Caa or lower	1,938	1,561	(377)	4.6%
6			—	—	—	—
		Total	$521,085	$512,941	$(8,144)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 294 securities in an unrealized loss position as of June 30, 2017. The $8.1 million in associated unrealized losses for these 294 securities represents 0.5 percent of the fixed income portfolio’s cost basis. Of these 294 securities, 32 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first half of 2017, we recognized $2.1 million in other-than-temporary impairment (OTTI) charges in earnings on two fixed income securities that we no longer had the intent to hold. Comparatively, we did not recognize any OTTI losses in earnings on the fixed income portfolio in same period in 2016. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

As of June 30, 2017, we held four common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $2.0 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. One equity security has been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $16.5 million at June 30, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the second quarter of 2017 compared to $0.4 million during the second quarter of 2016. For the six-month periods ended June 30, 2017 and 2016, our LIHTC interests recognized a total benefit of $1.3 million and $0.8 million, respectively. Our investment in FHLBC stock totaled $1.0 million at June 30, 2017, compared to $1.6 million at December 31, 2016. As of June 30, 2017, $10.0 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. No assets were pledged as collateral as of December 31, 2016. As of and during the six month period ending June 30, 2017, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at June 30, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During the first half of 2017, we made an investment in a BDC which had a fair value of $4.8 million at June 30, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to these investments totaled $20.2 million at June 30, 2017.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $21.4 million at June 30, 2017, compared to $18.3 million at the end of 2016. Short-term investments of $18.1 million and $5.0 million at June 30, 2017 and December 31, 2016, respectively, are carried at cost, which approximates fair value.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$81,940	$—	$81,940
U.S. agency	—	5,821	—	5,821
Non-U.S. govt. & agency	—	9,455	—	9,455
Agency MBS	—	290,981	—	290,981
ABS/CMBS*	—	79,877	—	79,877
Corporate	—	536,419	—	536,419
Municipal	—	647,164	—	647,164
Equity	387,802	—	—	387,802
Total available-for-sale securities	$387,802	$1,651,657	$—	$2,039,459

	As of December 31, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$76,563	$—	$76,563
U.S. agency	—	5,813	—	5,813
Non-U.S. govt. & agency	—	9,151	—	9,151
Agency MBS	—	284,069	—	284,069
ABS/CMBS*	—	93,910	—	93,910
Corporate	—	508,367	—	508,367
Municipal	—	627,336	—	627,336
Equity	369,219	—	—	369,219
Total available-for-sale securities	$369,219	$1,605,209	$—	$1,974,428

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the six-month period ended June 30, 2017.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2017 and 2016.

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2017	2016
Unpaid losses and LAE at beginning of year
Gross	$1,139,337	$1,103,785
Ceded	(288,224)	(297,844)
Net	$851,113	$805,941

Increase (decrease) in incurred losses and LAE
Current accident year	$203,371	$191,465
Prior accident years	(19,634)	(30,017)
Total incurred	$183,737	$161,448

Loss and LAE payments for claims incurred
Current accident year	$(18,732)	$(15,530)
Prior accident year	(113,501)	(118,243)
Total paid	$(132,233)	$(133,773)

Net unpaid losses and LAE at June 30,	$902,617	$833,616

Unpaid losses and LAE at June 30,
Gross	$1,183,185	$1,123,472
Ceded	(280,568)	(289,856)
Net	$902,617	$833,616

As disclosed in the 2016 Annual Report on Form 10-K, our actuaries have historically performed a ground up reserve study of the expected value of unpaid losses and LAE using multiple standard actuarial methodologies three times a year. As a result of efficiency improvements in our reserving process, our actuaries began performing ground up reserve studies on a quarterly basis during the first quarter of 2017.  We continue to perform an emergence analysis on a quarterly basis to determine if further adjustments are necessary. We then review all of the various estimates of ultimate loss by accident year and determine the appropriateness of the reserve balance as we have done in the past.

5.  INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2017 was 23.0 percent and 23.9 percent, respectively, compared to 31.3 percent and 31.2 percent, respectively, for the same periods in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the three and six-month periods ended June 30, 2017 due largely to the adoption of FASB ASU 2016-09, as the standard requires the excess tax benefit on share-based compensation to run through income tax expense in 2017 and forward. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Additionally, lower levels of pre-tax earnings caused the tax favored adjustments to be larger on a percentage basis in 2017 compared to the prior year.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2017 and 2016 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2017		2016		2017		2016
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$11,912	35.0%	$14,819	35.0%	$21,168	35.0%	$30,777	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(2,791)	(8.2)%	—	0.0%	(3,234)	(5.3)%	—	0.0%
Tax exempt interest income	(1,160)	(3.4)%	(1,028)	(2.4)%	(2,338)	(3.9)%	(2,129)	(2.4)%
Dividends received deduction	(405)	(1.2)%	(484)	(1.1)%	(935)	(1.5)%	(1,049)	(1.2)%
ESOP dividends paid deduction	(251)	(0.7)%	(243)	(0.6)%	(484)	(0.8)%	(475)	(0.5)%
Other items, net	523	1.5%	200	0.4%	266	0.4%	340	0.3%
Total tax expense	$7,828	23.0%	$13,264	31.3%	$14,443	23.9%	$27,464	31.2%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 1,374,075 awards under the 2015 LTIP, including 423,325 thus far in 2017.

Stock Options

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

The following tables summarize option activity for the periods ended June 30, 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	407,875	$56.88
Options exercised	(134,090)	$25.23		$4,328
Options canceled/forfeited	(40,600)	$48.09
Outstanding options at June 30, 2017	2,440,295	$44.32	5.03	$29,968
Exercisable options at June 30, 2017	1,162,455	$35.77	3.47	$22,859

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	382,250	$63.82
Options exercised	(383,795)	$22.70		$16,271
Options canceled/forfeited	(6,240)	$35.47
Outstanding options at June 30, 2016	2,574,435	$38.53	5.17	$77,881
Exercisable options at June 30, 2016	1,155,740	$29.74	3.74	$45,119

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2017,  407,875 stock options were granted with a weighted average exercise price of $56.88 and a weighted average fair value of $7.94. We recognized $1.2 million of expense in the second quarter of 2017 and $2.0 million in the first six months of 2017 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.4 million in the second quarter of 2017 and $0.7 million in the first six months of 2017 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.9 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.2 million of expense in the second quarter of 2016 and $2.1 million in the first six months of 2016. We recorded a tax benefit of $0.4 million in the second quarter of 2016 and $0.7 million in the first six months of 2016 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2017		2016

Weighted-average fair value of grants	$7.94		$11.41
Risk-free interest rates	1.89%		1.22%
Dividend yield	3.60%		1.61%
Expected volatility	22.95%		23.06%
Expected option life	5.05	years	5.04	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) were granted for the first time in May 2017. RSUs have a grant date value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. When participants become retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the units become fully vested.  In addition, the RSUs have dividend participation which accrues and is settled in additional shares with all granted stock units at the end of the three-year period.

As of June 30, 2017, 15,450 RSUs have been granted and are outstanding. The weighted average grant date fair value was $56.71. We recognized $0.2 million of expense on these units in the second quarter of 2017. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.6 million, which will be recognized over the remainder of the three-year vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2017	2016	2017	2016
Casualty	$119,259	$112,360	$236,243	$220,953
Property	34,485	37,794	70,290	76,479
Surety	30,587	30,072	61,083	59,712
Net premiums earned	$184,331	$180,226	$367,616	$357,144
Net investment income	13,238	13,048	26,243	26,418
Net realized gains (losses)	(1,359)	2,710	(735)	14,110
Total consolidated revenue	$196,210	$195,984	$393,124	$397,672

NET EARNINGS
(in thousands)	2017	2016	2017	2016
Casualty	$8,648	$11,125	$1,767	$20,231
Property	2,863	7,245	11,667	13,443
Surety	8,232	7,646	19,366	13,646
Net underwriting income	$19,743	$26,016	$32,800	$47,320
Net investment income	13,238	13,048	26,243	26,418
Net realized gains (losses)	(1,359)	2,710	(735)	14,110
General corporate expense and interest on debt	(4,392)	(4,624)	(9,573)	(8,856)
Equity in earnings of unconsolidated investees	6,806	5,191	11,744	8,942
Total earnings before income taxes	$34,036	$42,341	$60,479	$87,934
Income tax expense	7,828	13,264	14,443	27,464
Total net earnings	$26,208	$29,077	$46,036	$60,470

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2017	2016	2017	2016

Casualty
Commercial and personal umbrella	$28,861	$27,536	$57,438	$54,666
General liability	22,851	21,448	44,434	42,172
Commercial transportation	20,395	20,206	41,496	38,480
Professional services	20,016	18,892	39,242	37,430
Small commercial	11,765	11,367	24,052	22,267
Executive products	4,438	4,575	8,850	9,410
Medical professional liability	4,265	4,182	8,556	7,997
Other casualty	6,668	4,154	12,175	8,531
Total	$119,259	$112,360	$236,243	$220,953

Property
Commercial property	$15,873	$17,113	$31,591	$34,709
Marine	11,607	11,806	23,893	24,106
Specialty personal	5,508	6,237	11,526	12,545
Property reinsurance	1,479	2,619	3,262	5,381
Crop reinsurance	-	19	5	(262)
Other property	18	-	13	-
Total	$34,485	$37,794	$70,290	$76,479

Surety
Miscellaneous	$11,854	$11,493	$23,711	$22,590
Contract	7,147	6,683	14,231	13,426
Commercial	6,938	7,455	14,081	14,809
Energy	4,648	4,441	9,060	8,887
Total	$30,587	$30,072	$61,083	$59,712

Grand Total	$184,331	$180,226	$367,616	$357,144

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated revenues, as displayed in the table that follows, totaled $393.1 million for the first half of 2017, compared to $397.7 million for the same period in 2016.

	For the Six-Month Periods
	Ended June 30,
	2017	2016
Consolidated revenues (in thousands)
Net premiums earned	$367,616	$357,144
Net investment income	26,243	26,418
Net realized gains (losses)	(735)	14,110
Total consolidated revenue	$393,124	$397,672

Consolidated revenue for the first half of 2017 decreased $4.5 million, or 1 percent, from the same period in 2016. Net premiums earned for the Group increased 3 percent, driven by growth from our casualty and surety segments, while investment income declined slightly, down 1 percent. Net realized losses totaled $0.7 million, inclusive of our $3.4 million non-cash goodwill and intangible impairment charges, in the six month period ended June 30, 2017,  compared to $14.1 million of realized gains, inclusive of our $7.2 million non-cash goodwill impairment charge, in 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Net after-tax earnings for the first half of 2017 totaled $46.0 million, $1.03 per diluted share, compared to $60.5 million, $1.36 per diluted share, for the same period last year. Results for each of these periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss reserves. Prior accident years’ favorable development resulted in additional pretax earnings of $20.5 million in the first six months of 2017 compared to $29.8 million in 2016. Underwriting results for both periods were impacted by losses from storm activity, which totaled $3.0 million in the first half of 2017, compared to $4.3 million for the same period last year. Bonus and profit sharing-related expenses related to prior years’ reserve development and storm losses totaled $2.5 million in 2017, compared to $3.6 million in 2016. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first half of 2017, equity in earnings of unconsolidated investees totaled $11.7 million. This amount includes $10.5 million from Maui Jim and $1.2 million from Prime. Comparatively, the first half of 2016 reflected $8.9 million of earnings, including $8.3 million from Maui Jim and $0.6 million from Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $68.4 million, $1.54 per diluted share, for the first half of 2017, compared to $101.3 million, $2.28 per diluted share, for the first half of 2016. The $22.4 million other comprehensive gain for the six month period ended June 30, 2017 was attributable to tightening credit spreads which increased the fair value of securities held in the fixed income portfolio, as well as positive equity market returns during the first half of the year. This compares to a $40.8 million gain for the same period in 2016, which was primarily the result of declining interest rates, while the equity portfolio experienced a similar amount of unrealized change as 2017.

RLI Insurance Group

Gross premiums written for the Group decreased 2 percent to $435.8 million for the first six months of 2017. The decline was largely driven by the combined effect of our previously announced exits from certain unprofitable lines within our property segment and re-underwriting efforts on commercial and public auto coverages within our casualty segment. Premiums from the property segment also continued to be impacted by competitive pressures for catastrophe-exposed business in the excess and surplus (E&S) property markets. Net premiums earned increased $10.5 million, or 3 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 7 percent and 2 percent, respectively.

	Gross Premiums Written			Net Premiums Earned
	For the Six-Month Periods Ended June 30,			For the Six-Month Periods Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Casualty
Commercial and personal umbrella	$70,463	$67,606	4.2%	$57,438	$54,666	5.1%
General liability	50,942	47,951	6.2%	44,434	42,172	5.4%
Commercial transportation	38,755	55,202	(29.8)%	41,496	38,480	7.8%
Professional services	43,017	42,006	2.4%	39,242	37,430	4.8%
Small commercial	27,736	27,191	2.0%	24,052	22,267	8.0%
Executive products	22,564	20,912	7.9%	8,850	9,410	(6.0)%
Medical professional liability	12,107	12,900	(6.1)%	8,556	7,997	7.0%
Other casualty	21,274	11,411	86.4%	12,175	8,531	42.7%
Total	$286,858	$285,179	0.6%	$236,243	$220,953	6.9%

Property
Commercial property	$48,036	$52,420	(8.4)%	$31,591	$34,709	(9.0)%
Marine	29,151	26,001	12.1%	23,893	24,106	(0.9)%
Specialty personal	9,183	13,249	(30.7)%	11,526	12,545	(8.1)%
Property reinsurance	615	6,072	(89.9)%	3,262	5,381	(39.4)%
Crop reinsurance	5	(262)	-	5	(262)	-
Other property	188	-	-	13	-	-
Total	$87,178	$97,480	(10.6)%	$70,290	$76,479	(8.1)%

Surety
Miscellaneous	$23,984	$24,862	(3.5)%	$23,711	$22,590	5.0%
Contract	15,173	15,520	(2.2)%	14,231	13,426	6.0%
Commercial	13,665	15,244	(10.4)%	14,081	14,809	(4.9)%
Energy	8,956	8,627	3.8%	9,060	8,887	1.9%
Total	$61,778	$64,253	(3.9)%	$61,083	$59,712	2.3%

Grand Total	$435,814	$446,912	(2.5)%	$367,616	$357,144	2.9%

Casualty

Gross premiums written for the casualty segment in the first half of 2017 were up 1 percent, following an 8 percent increase posted in the first half of 2016. The year-to-date decline from commercial transportation, most of which occurred in the second quarter, served to offset the majority of the growth achieved across the rest of the casualty segment. Transportation declined 30 percent in the first six months of 2017, though re-underwriting efforts have led to double-digit price increases being obtained over this timeframe. Pricing trends have been positive for all transportation classes, most notably for commercial auto. Excluding the impact of transportation, gross premiums written for casualty were up 8 percent, as newer product initiatives contributed significantly to the increased production. Growth was led by other casualty, notably our assumed reinsurance business with Prime, which increased by $7.6 million during the first six months of 2017, and general binding authority business. Executive products and general liability also contributed, despite continued flat to declining pricing for these coverages. Exposure growth from both mature and newer products led to the growth from these products. Umbrella and professional services posted modest increases, as new product initiatives, such as energy casualty, and slightly improved pricing have had a positive impact on premium production. Medical professional liability declined in the first half of 2017, despite growth from the health care liability lines within this group. The overall decline related to other medical professional liability offerings, which decreased due to ongoing competitive pressures in that market.

Property

Gross premiums written for the Group’s property segment totaled $87.2 million for the first six months of 2017, down 11 percent from the same period last year, due largely to previously announced exits from recreational vehicles and treaty reinsurance businesses. Excluding the impact of these products, gross premiums written were flat. Commercial property premiums were down 8 percent in the first half of 2017, as rate declines stemming from excess capital and challenging market conditions have continued for these products. Growth within the segment was posted by marine and our specialty personal coverages for Hawaii homeowners, up 12 percent and 7 percent, respectively. A combination of positive rate change and exposure growth led to the increases from these lines.

Surety

The surety segment recorded gross premiums written of $61.8 million for the first six months of 2017, a decrease of $2.5 million, or 4 percent, from the same period last year. Growth within the segment was achieved by energy surety, which posted a 4 percent increase in gross premiums written. This served to partially offset declines from commercial and miscellaneous surety, the latter of which declined due to targeted reductions in certain programs.

RLI Insurance Group

Underwriting income for the Group totaled $32.8 million for the first six months of 2017, compared to $47.3 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $17.5 million in 2017, compared to $25.6 million in 2016. The decreased amount in 2017 was largely attributable to adverse development in the first quarter on commercial auto coverages within our casualty segment. Current accident year results in the first half of 2017 trailed the comparable prior period, due in part to a large fire loss within our property segment, as well as an overall shift in mix toward our casualty products. Catastrophe activity was relatively light in each of the past two years, as net storm losses totaled less than $4 million in each period. The GAAP combined ratio for the Group totaled 91.1 in 2017, compared to 86.7 in 2016. The loss ratio increased to 50.0 from 45.2, while the Group’s expense ratio decreased slightly to 41.1 from 41.5.

	For the Six-Month Periods
	Ended June 30,
	2017	2016
Underwriting income (in thousands)
Casualty	$1,767	$20,231
Property	11,667	13,443
Surety	19,366	13,646
Total	$32,800	$47,320

Combined ratio
Casualty	99.3	90.8
Property	83.4	82.5
Surety	68.3	77.2
Total	91.1	86.7

Casualty

The casualty segment recorded underwriting income of $1.8 million in the first six months of 2017, compared to $20.2 million of underwriting income for the same period last year. The disparity in underwriting profit between periods relates primarily to development on prior years’ loss reserves, in particular for our commercial transportation business, which experienced adverse development in the first half of 2017. Our medical professional liability business also experienced adverse development during the period, and served to partially offset favorable development from other casualty products, including general liability, executive products and umbrella. In total, favorable development on prior years’ reserves improved net underwriting results for the casualty segment by $6.2 million in the first half of 2017. Comparatively, 2016 results included favorable development on prior years’ reserves for general liability, umbrella, transportation, P&C package, professional services group and executive products, which improved the segment’s underwriting results by $21.8 million.

The combined ratio for the casualty segment was 99.3 for 2017, compared to 90.8 in 2016. The segment’s loss ratio was 64.9 in 2017, up from 55.8 in 2016. The loss ratio increase in 2017 was largely due to lower levels of favorable development on prior years’ reserves compared to 2016, though the current accident year loss ratio also increased slightly from 2016. The expense ratio for the casualty segment was 34.4 for the second quarter of 2017, slightly improved from 35.0 for the same period in 2016.

Property

Underwriting income for the segment was $11.7 million for the first six months of 2017, compared to $13.4 million for the same period last year. Both periods reflect positive underwriting income for the current accident year and favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2017 included favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which benefited the segment’s net underwriting results by $3.5 million. This favorable development offset losses recorded on 2017 storms, which reduced the segment’s net underwriting results by $2.4 million. While the current accident year was profitable overall, results for the first half of 2017 were adversely impacted by a large fire loss, which also included a modest amount of ceded reinstatement premium. Comparatively, underwriting results for 2016 included favorable development on prior years’ loss and catastrophe reserves which benefited underwriting results by $2.5 million, and which partially offset $3.4 million in storm losses.

Underwriting results for the first six months of 2017 translated into a combined ratio of 83.4, compared to 82.5 for the same period last year. The segment’s loss ratio decreased to 37.0 in 2017 from 38.3 in 2016. The decrease was driven by the higher benefit from favorable development on prior years’ reserves, and slight decrease in catastrophe losses in 2017. The segment’s expense ratio increased to 46.4 for the first half of 2017, up from 44.2 in the prior year. The increased expense ratio primarily relates to the fixed nature of certain expenses and the decline in net premiums earned, which was adversely impacted in 2017 by ceded reinstatement premium on the above mentioned fire loss.

Surety

The surety segment recorded underwriting income of $19.4 million for the first half of 2017, compared to $13.6 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2017 included favorable development on prior accident years’ reserves from each of our surety lines, which improved net underwriting results for the segment by $8.6 million. Comparatively, 2016 results included favorable development on prior accident years’ loss reserves from commercial, contract and miscellaneous surety, which impacted the segment’s net underwriting results by $2.6 million.

The combined ratio for the surety segment totaled 68.3 for the first six months of 2017, compared to 77.2 for the same period in 2016. The segment’s loss ratio was 7.4 for 2017, compared to 14.8 for 2016. The loss ratio decrease in 2017 was driven by the higher benefit from favorable development on prior years’ reserves. The expense ratio improved slightly to 60.9 in 2017, down from 62.4 in the prior year, as premium growth allowed for improved leveraging of our expense base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $26.2 million during the first six months of 2017, a decrease of 0.7 percent from that reported for the same period in 2016. On an after-tax basis, investment income increased by 0.3 percent.

Yields on our fixed income investments for the first half of 2017 and 2016 were as follows:

	2017	2016
Pretax Yield
Taxable	3.18%	3.31%
Tax-Exempt	2.56%	2.71%
After-Tax Yield
Taxable	2.07%	2.15%
Tax-Exempt	2.42%	2.57%

We recognized $0.7 million of realized losses, inclusive of our $3.4 million non-cash goodwill and intangible impairment charges, in the first six months of 2017, compared to realized gains of $14.1 million, inclusive of our $7.2 million non-cash goodwill impairment charge, in the same period of 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year. In 2017, the equity portfolio had realized gains of $3.9 million while the fixed income portfolio had realized losses of $1.5 million primarily due to impairment charges on securities we no longer had the intent to hold.

The following table depicts the composition of our investment portfolio at June 30, 2017 as compared to December 31, 2016.

	6/30/2017		12/31/2016
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,651,657	78.5%	$1,605,209	79.4%
Equity securities	387,802	18.4%	369,219	18.3%
Other invested assets	25,310	1.2%	24,115	1.2%
Cash and short-term investments	39,412	1.9%	23,284	1.2%
Total	$2,104,181	100.0%	$2,021,827	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $46.4 million in the first six months of 2017. The increase was due to allocating the majority of available cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 3.0 percent. Average fixed income duration was 5.0 years at June 30, 2017, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $18.6 million during the first six months of 2017 and had a total return of 5.9 percent through June 30, 2017. The following table illustrates certain industry-level measurements relative to our equity portfolio as of June 30, 2017, including fair value, cost basis and unrealized gains and losses.

	6/30/2017
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$6,686	$17,185	$10,499	$—	$10,499
Consumer staples	14,427	30,293	16,980	(1,114)	15,866
Energy	14,437	23,841	9,404	—	9,404
Financials	25,536	48,050	22,514	—	22,514
Healthcare	7,757	20,782	13,025	—	13,025
Industrials	10,211	26,009	15,798	—	15,798
Information technology	12,345	25,819	13,850	(376)	13,474
Materials	1,480	5,337	3,857	—	3,857
Telecommunications	3,193	9,560	6,367	—	6,367
Utilities	24,322	47,274	23,488	(536)	22,952
ETF	72,658	133,652	60,994	—	60,994
	$193,052	$387,802	$196,776	$(2,026)	$194,750

Income Taxes

Our effective tax rate for the first six months of 2017 was 23.9 percent, compared to 31.2 percent for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the six-month period ended June 30, 2017 due largely to the adoption of FASB ASU 2016-09, as the standard requires the excess tax benefit on share-based compensation to run through income tax expense in 2017 and forward. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Additionally, lower levels of pre-tax earnings caused the tax favored adjustments to be larger on a percentage basis in 2017 compared to the prior year.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated revenues, as displayed in the table that follows, totaled $196.2 million for the second quarter of 2017, compared to $196.0 million for the same period in 2016.

	For the Three-Month Periods
	Ended June 30,
	2017	2016
Consolidated revenues (in thousands)
Net premiums earned	$184,331	$180,226
Net investment income	13,238	13,048
Net realized gains (losses)	(1,359)	2,710
Total consolidated revenue	$196,210	$195,984

Consolidated revenue for the second quarter of 2017 increased $0.2 million from the same period in 2016. Net premiums earned for the Group increased 2 percent for the quarter, driven by growth from our casualty and surety segments, while investment income increased 1 percent. Net realized losses totaled $1.4 million, inclusive of our $3.4 million non-cash goodwill and intangible impairment charges, in the three month period ended June 30, 2017, compared to $2.7 million net realized gains, inclusive of our $7.2 million non-cash goodwill impairment charge, in 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Net after-tax earnings for the second quarter of 2017 totaled $26.2 million, $0.59 per diluted share, compared to $29.1 million, $0.65 per diluted share, for the same period last year. Results for both periods reflected positive underwriting results for the current accident year and benefited from favorable development on prior years’ loss reserves. In the second quarter of 2017, favorable development on prior years’ loss reserves resulted in additional pretax earnings of $15.1 million. Partially offsetting this favorable development was $3.0 million in storm losses. Comparatively, in the second quarter of 2016 favorable development on prior years’ loss reserves resulted in additional pretax earnings of $17.3 million, partially offset by $4.0 million in storm losses. Bonus and profit sharing-related expenses associated with the above mentioned prior year reserve development totaled $1.8 million in 2017, compared to $2.0 million in 2016.

During the second quarter of 2017, equity in earnings of unconsolidated investees totaled $6.8 million. This amount includes $6.2 million from Maui Jim and $0.6 million from Prime. Comparatively, the second quarter of 2016 reflected $5.2 million of earnings, including $5.0 million from Maui Jim and $0.2 million from Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $36.8 million, $0.83 per diluted share, for the second quarter of 2017, compared to $48.1 million, $1.08 per diluted share, for the second quarter of 2016. The second quarter’s $10.6 million other comprehensive gain was primarily attributable to slight decline in interest rates during the second quarter, which increased the fair value of securities held in the fixed income portfolio. This compares to a $19.1 million gain for the same period in 2016, which was primarily the result of declining interest rates. Unrealized appreciation on the equity portfolio was similar in both 2017 and 2016.

RLI Insurance Group

Gross premiums written for the Group decreased 4 percent to $240.9 million for the second quarter of 2017. Declines were experienced across each of our segments, though the bulk of the overall decline related to re-underwriting actions taken on commercial and public auto coverages within our casualty segment. Recent product line exits within the property segment also contributed to the overall decline. Excluding the impact of auto coverages and previously announced product exits, gross premiums written were up 6 percent for the quarter. On a net premiums earned basis, premiums increased $4.1 million, or 2 percent. This growth was attributable to our casualty and surety segments, where net premiums earned were up 6 percent and 2 percent, respectively.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended June 30,			For the Three-Month Periods Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Casualty
Commercial and personal umbrella	$39,551	$36,986	6.9%	$28,861	$27,536	4.8%
General liability	31,343	28,675	9.3%	22,851	21,448	6.5%
Commercial transportation	23,143	38,573	(40.0)%	20,395	20,206	0.9%
Professional services	22,939	22,410	2.4%	20,016	18,892	5.9%
Small commercial	14,682	14,049	4.5%	11,765	11,367	3.5%
Executive products	12,729	12,219	4.2%	4,438	4,575	(3.0)%
Medical professional liability	5,410	3,967	36.4%	4,265	4,182	2.0%
Other casualty	10,227	4,249	140.7%	6,668	4,154	60.5%
Total	$160,024	$161,128	(0.7)%	$119,259	$112,360	6.1%

Property
Commercial property	$29,617	$30,940	(4.3)%	$15,873	$17,113	(7.2)%
Marine	15,614	14,043	11.2%	11,607	11,806	(1.7)%
Specialty personal	4,523	7,357	(38.5)%	5,508	6,237	(11.7)%
Property reinsurance	210	3,476	(94.0)%	1,479	2,619	(43.5)%
Crop reinsurance	-	19	-	-	19	-
Other property	135	-	-	18	-	-
Total	$50,099	$55,835	(10.3)%	$34,485	$37,794	(8.8)%

Surety
Miscellaneous	$11,823	$12,549	(5.8)%	$11,854	$11,493	3.1%
Contract	8,028	9,151	(12.3)%	7,147	6,683	6.9%
Commercial	6,183	7,189	(14.0)%	6,938	7,455	(6.9)%
Energy	4,781	4,811	(0.6)%	4,648	4,441	4.7%
Total	$30,815	$33,700	(8.6)%	$30,587	$30,072	1.7%

Grand Total	$240,938	$250,663	(3.9)%	$184,331	$180,226	2.3%

Casualty

Gross premiums written for the casualty segment in the second quarter of 2017 were down 1 percent, to $160.0 million. The overall decline was driven by a sharp decrease from commercial transportation, which was down $15.4 million in the quarter. Re-underwriting efforts have continued for commercial and public transportation sectors in the wake of higher commercial auto loss trends seen in recent periods. These efforts led to double-digit price increases in the quarter on retained business, though overall premium production has declined. Excluding the impact of transportation, gross premiums written from casualty were up 12 percent, as most products posted top line growth. Growth was led by other casualty, notably our assumed casualty reinsurance business with Prime and recently launched general binding authority business. The bulk of the increase related to Prime, which increased by $4.6 million during the quarter to $7.4 million. General liability, small commercial and our executive products group also contributed solid top line growth, despite flat-to-declining prices for each of the product lines. New product initiatives, such as energy, management, and cyber liability offerings have had a positive impact on premium for these businesses. For medical professional liability, the overall increase related entirely to our newer healthcare liability lines, which more than offset declines from other medical professional liability offerings.

Property

Gross premiums written for the Group’s property segment totaled $50.1 million for the second quarter of 2017, a $5.7 million decrease from the same period last year. The overall decline for the quarter includes $6.7 million related to our previously announced exits from recreational vehicles and treaty reinsurance businesses. Excluding the impact of these product exits, premiums increased 2 percent. Growth within the segment was posted by marine, which experienced an 11 percent increase in gross premiums written. A combination of exposure growth and slightly improved pricing contributed to the top line growth in the quarter for marine. Notwithstanding the exited recreational vehicles program, other specialty personal coverages were also able to achieve growth, including both newer initiatives and existing products. Premium declines continued in our commercial property businesses, driven largely by ongoing competitive pressures and further price declines. Commercial property posted a premium decline of $1.3 million, or 4 percent, due to low double-digit rate decreases in the quarter on catastrophe-exposed coverages.

Surety

The surety segment recorded gross premiums written of $30.8 million for the second quarter of 2017, a decrease of 9 percent from the same period last year. Declines were posted by each of our surety product lines, most notably from commercial and contract surety, which fell 14 percent and 12 percent, respectively, due to increased competition in each of these markets. Targeted reductions in certain programs also led to the quarterly decline in miscellaneous surety.

RLI Insurance Group

Underwriting income for the Group totaled $19.7 million for the second quarter of 2017, compared to $26.0 million in 2016. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves improved net underwriting results by $12.8 million in 2017, compared to $14.7 million in the prior year. Current accident year results in the second quarter of 2017 trailed the comparable prior period, due in part to a large fire loss within our property segment which also included a modest amount of ceded reinstatement premium. A shift in mix toward our casualty products also contributed to a higher current accident year combined ratio result in 2017. Catastrophe losses had a minimal impact on quarterly results for both 2017 and 2016, with current year storm losses totaling $2.6 million and $3.4 million, respectively. The GAAP combined ratio for the Group totaled 89.3 in 2017, compared to 85.5 in 2016. The loss ratio increased to 49.0 from 44.5, while the Group’s expense ratio improved slightly to 40.3 from 41.0.

	For the Three-Month Periods
	Ended June 30,
	2017	2016
Underwriting income (in thousands)
Casualty	$8,648	$11,125
Property	2,863	7,245
Surety	8,232	7,646
Total	$19,743	$26,016

Combined ratio
Casualty	92.8	90.1
Property	91.7	80.9
Surety	73.1	74.5
Total	89.3	85.5

Casualty

The casualty segment recorded underwriting income of $8.6 million in the second quarter of 2017, compared to $11.1 million for the same period last year. Results for both periods reflect favorable development on prior years’ loss reserves. As a result of our reserve study, during the second quarter of 2017 we released reserves which improved the segment’s net underwriting results by $9.3 million. Favorable development in 2017 primarily related to more recent accident years (2012-2015), and was largely driven by umbrella, general liability and professional services, though commercial transportation was also slightly favorable. We continue to monitor our commercial auto claim activity closely, in light of increased loss experience which has caused us to increase loss estimates for this business in recent periods. Partially offsetting this was adverse development from medical professional liability, which ultimately led us to record the goodwill and intangible asset impairment losses described in note 1.D to the unaudited condensed consolidated interim financial statements. Comparatively, results for the second quarter of 2016 included favorable development on prior accident years’ loss reserves, primarily for general liability, umbrella, professional services, executive products, P&C package and transportation, while medical professional liability was unfavorable. The adverse development on medical professional liability triggered a goodwill impairment loss in the second quarter of 2016 as well. In total, favorable development improved the segment’s net underwriting results in the second quarter of 2016 by $10.9 million.

The combined ratio for the casualty segment was 92.8 for second quarter of 2017, compared to 90.1 in 2016. The segment’s loss ratio was 59.4 in 2017, up from 55.7 in prior year. The loss ratio increase in 2017 was primarily due to lower levels of favorable development on prior years’ reserves, though the current accident year loss ratio also increased from 2016. The expense ratio for the casualty segment was 33.4 for the second quarter of 2017, slightly improved from 34.4 for the same period in 2016.

Property

Underwriting income for the segment was $2.9 million for the second quarter of 2017, compared to $7.2 million for the same period last year. Both periods reflect positive underwriting income for the current accident year and favorable development on prior accident years’ reserves. Underwriting results for 2017 included favorable development on prior years’ loss and catastrophe reserves, primarily on marine business, which benefited the segment’s net underwriting results by $1.5 million. This favorable development partially offset losses recorded on 2017 storms, which reduced the segment’s underwriting results by $2.4 million. While both periods had profitable current accident years overall, results for the second quarter of 2017 were adversely impacted by a large fire loss, which also included a modest amount of ceded reinstatement premium. Comparatively, underwriting results for 2016 were impacted by $2.5 million of favorable development on prior years’ loss and catastrophe reserves, and $3.1 million in storm losses.

Underwriting results for the second quarter of 2017 translated into a combined ratio of 91.7, compared to 80.9 in 2016. The segment’s loss ratio increased to 45.5 in 2017 from 37.2 in the prior year, driven by higher current accident year losses in 2017. The segment’s expense ratio was 46.2 for the second quarter of 2017, up from 43.7 in the prior year. The increased expense ratio primarily relates to the fixed nature of certain expenses and the decline in net premiums earned, which was adversely impacted in 2017 by ceded reinstatement premium on the above mentioned fire loss.

Surety

The surety segment recorded underwriting income of $8.2 million for the second quarter of 2017, compared to $7.6 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2017 included favorable development on prior accident years’ reserves which improved net underwriting results for the segment by $2.7 million. Each of our surety product lines experienced favorable development in the quarter. Comparatively, 2016 results included favorable development on prior accident years’ loss reserves which impacted the segment’s net underwriting results by $2.3 million, the bulk of which related to commercial surety.

The combined ratio for the surety segment totaled 73.1 for the second quarter of 2017, compared to 74.5 for the same period in 2016. The segment’s loss ratio was 12.6 for 2017, compared to 12.0 for 2016. The expense ratio improved to 60.5 for the second quarter of 2017, down from 62.5 in the prior year, due to improved leveraging of our expense base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $13.2 million during the second quarter of 2017, an increase of 1.5 percent from that reported for the same period in 2016. The increase in investment income was primarily due to increased income from equities and alternative assets compared to the prior year period. On an after-tax basis, investment income increased by 2.7 percent.

Yields on our fixed income investments for the second quarter of 2017 and 2016 were as follows:

	2Q 2017	2Q 2016
Pretax Yield
Taxable	3.18%	3.25%
Tax-Exempt	2.53%	2.71%
After-Tax Yield
Taxable	2.07%	2.11%
Tax-Exempt	2.40%	2.57%

We recognized $1.4 million of realized losses, inclusive of our $3.4 million non-cash goodwill and intangible impairment charges, in the second quarter of 2017, compared to realized gains of $2.7 million, inclusive of our $7.2 million non-cash goodwill impairment charge, in the same period of 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year. During the second quarter of 2017, the equity portfolio had realized gains of $1.1 million while the fixed income portfolio had realized gains of $0.6 million.

Income Taxes

Our effective tax rate for the second quarter of 2017 was 23.0 percent, compared to 31.3 percent for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the three-month period ended June 30, 2017 due largely to the adoption of FASB ASU 2016-09, as the standard requires the excess tax benefit on share-based compensation to run through income tax expense in 2017 and forward. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Additionally, lower levels of pre-tax earnings caused the tax favored adjustments to be larger on a percentage basis in 2017 compared to the prior year.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2017 and 2016:

(in thousands)	2017	2016

Operating cash flows	$74,570	$69,571
Investing cash flows	$(57,242)	$(39,779)
Financing cash flows	$(14,242)	$(11,234)
Total	$3,086	$18,558

Operating activities generated positive cash flows of $74.6 million in the first half of 2017, compared to $69.6 million in the same period last year. The increase in operating cash flows was due to the timing of premium receipts. Large policies were written at the end of June 2016 with the receipt of associated premiums occurring during the following quarter. Additionally, $3.2 million of excess tax benefits on share-based payments were reported as increases to operating cash flows in 2017 after the adoption of FASB ASU 2016-09. Comparatively, excess tax benefits on share-based payments were reported as increases to financing cash flows in 2016.

We have $148.8 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2017 was $159.8 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2017, we had cash, short-term investments and other investments maturing within one year of approximately $55.4 million and an additional $349.5 million maturing between one to five years. As of June 30, 2017, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the six-month period ended June 30, 2017, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2017, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2017, our investment portfolio had a balance sheet value of $2.1 billion. Invested assets at June 30, 2017, have increased $82.4 million from December 31, 2016.

As of June 30, 2017, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$82,090	$81,940	$(150)	3.9%	AAA
U.S. agency	5,475	5,821	346	0.3%	AA+
Non-U.S. govt. & agency	9,504	9,455	(49)	0.4%	BBB+
Agency MBS	289,628	290,981	1,353	13.8%	AAA
ABS/CMBS**	79,561	79,877	316	3.8%	AAA
Corporate	525,377	536,419	11,042	25.5%	BBB+
Municipal	629,816	647,164	17,348	30.8%	AA
Total Fixed Income	$1,621,451	$1,651,657	$30,206	78.5%	AA-

Equity	$193,052	$387,802	$194,750	18.4%

Other Invested Assets	$25,310	$25,310	$—	1.2%

Cash and Short-Term Investments	$39,412	$39,412	$—	1.9%

Total Portfolio	$1,879,225	$2,104,181	$224,956	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2017, our fixed income portfolio had the following rating distribution:

AAA	35.1%
AA	29.2%
A	18.4%
BBB	11.3%
BB	3.1%
B	2.4%
CCC	0.1%
NR	0.4%
Total	100.0%

As of June 30, 2017, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,155 individual issues as of June 30, 2017.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2017, we had $55.8 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of June 30, 2017, we had $24.1 million in commercial mortgage backed securities (CMBS) and $291.0 million in residential mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 3.8 percent of our investment portfolio at quarter end.

We had $536.4 million in corporate fixed income securities as of June 30, 2017. As of June 30, 2017, we had $69.9 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2017, we had $647.2 million in municipal securities. As of June 30, 2017, approximately 87 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

At June 30, 2017, our equity portfolio had a fair value of $387.8 million and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of June 30, 2017, our equity portfolio had a dividend yield of 2.7 percent, compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 84 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $16.5 million at June 30, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the second quarter of 2017 compared to $0.4 million during the second quarter of 2016. For the six-month periods ended June 30, 2017 and 2016, our LIHTC interests recognized a total benefit of $1.3 million and $0.8 million, respectively. Our investment in FHLBC stock totaled $1.0 million at June 30, 2017, compared to $1.6 million at December 31, 2016. As of June 30, 2017, $10.0 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. No assets were pledged as collateral as of December 31, 2016. As of and during the six month period ending June 30, 2017, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at June 30, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During the first half of 2017, we made an investment in a BDC which had a fair value of $4.8 million at June 30, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to these investments totaled $20.2 million at June 30, 2017.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2017, our capital structure consisted of $148.8 million in 10-year maturity senior notes maturing in 2023 (debt) and $877.7 million of shareholders’ equity. Debt outstanding comprised 14.5 percent of total capital as of June 30, 2017. Interest and fees on debt obligations totaled $3.7 million during the first six months of 2017, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the six-month periods ended June 30, 2017 and 2016.

We paid a quarterly cash dividend of $0.21 per share on June 20, 2017, a $0.01 increase over the prior quarter. We have paid dividends for 164 consecutive quarters and increased dividends in each of the last 42 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2017, our holding company had $877.7 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $33.8 million in liquid assets, which approximates 75 percent of our estimated 2017 annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first six months of 2017, RLI Ins. paid $10.0 million in ordinary dividends to RLI Corp. In 2016, our principal insurance subsidiary paid ordinary dividends totaling $123.6 million to RLI Corp. No extraordinary dividends were paid during 2017 or 2016. As of June 30, 2017, $0.1 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because of the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

RLI Corp.

/s/Thomas L. Brown
Thomas L. Brown
Senior Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 26, 2017