Form 10-Q
period 2017-09-30
RLI CORP
filed 2017-10-25
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 13, 2017, the number of shares outstanding of the registrant’s Common Stock was 44,059,831.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended September 30,
(in thousands, except per share data)	2017	2016

Net premiums earned	$182,025	$183,595
Net investment income	14,187	13,504
Net realized gains	35	9,347
Other-than-temporary impairment (OTTI) losses on investments	-	(95)
Consolidated revenue	$196,247	$206,351
Losses and settlement expenses	123,190	97,892
Policy acquisition costs	62,066	61,761
Insurance operating expenses	11,701	13,338
Interest expense on debt	1,856	1,857
General corporate expenses	1,956	2,242
Total expenses	$200,769	$177,090
Equity in earnings of unconsolidated investees	3,660	1,881
Earnings (loss) before income taxes	$(862)	$31,142
Income tax expense (benefit)	(2,596)	8,879
Net earnings	$1,734	$22,263

Other comprehensive earnings (loss), net of tax	8,444	(6,931)
Comprehensive earnings	$10,178	$15,332

Earnings per share:
Basic:

Basic net earnings per share	$0.04	$0.51
Basic comprehensive earnings per share	$0.23	$0.35

Diluted:

Diluted net earnings per share	$0.04	$0.50
Diluted comprehensive earnings per share	$0.23	$0.34

Weighted average number of common shares outstanding:
Basic	44,058	43,843
Diluted	44,515	44,492

Cash dividends paid per common share	$0.21	$0.20

See accompanying notes to the unaudited condensed consolidated interim financial statements.

	For the Nine-Month Periods
	Ended September 30,
(in thousands, except per share data)	2017	2016

Net premiums earned	$549,641	$540,739
Net investment income	40,430	39,922
Net realized gains	1,390	23,457
Other-than-temporary impairment (OTTI) losses on investments	(2,090)	(95)
Consolidated revenue	$589,371	$604,023
Losses and settlement expenses	306,927	259,340
Policy acquisition costs	186,264	184,525
Insurance operating expenses	38,582	38,950
Interest expense on debt	5,569	5,570
General corporate expenses	7,816	7,385
Total expenses	$545,158	$495,770
Equity in earnings of unconsolidated investees	15,404	10,823
Earnings before income taxes	$59,617	$119,076
Income tax expense	11,847	36,343
Net earnings	$47,770	$82,733

Other comprehensive earnings, net of tax	30,812	33,898
Comprehensive earnings	$78,582	$116,631

Earnings per share:
Basic:

Basic net earnings per share	$1.09	$1.89
Basic comprehensive earnings per share	$1.79	$2.67

Diluted:

Diluted net earnings per share	$1.07	$1.86
Diluted comprehensive earnings per share	$1.77	$2.63

Weighted average number of common shares outstanding:
Basic	44,008	43,721
Diluted	44,517	44,416

Cash dividends paid per common share	$0.62	$0.59

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2017	2016

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,680,321 at 9/30/17 and $1,596,227 at 12/31/16)	$1,713,558	$1,605,209
Equity securities available-for-sale, at fair value (cost - $189,212 at 9/30/17 and $187,573 at 12/31/16)	393,213	369,219
Short-term investments, at cost which approximates fair value	11,925	5,015
Other invested assets	25,998	24,115
Cash	26,877	18,269
Total investments and cash	$2,171,571	$2,021,827
Accrued investment income	15,161	14,593
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,543 at 9/30/17 and $15,981 at 12/31/16	127,388	126,387
Ceded unearned premium	54,186	52,173
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,066 at 9/30/17 and $10,699 at 12/31/16	291,074	288,224
Deferred policy acquisition costs	77,782	73,147
Property and equipment, at cost, net of accumulated depreciation of $45,927 at 9/30/17 and $41,999 at 12/31/16	55,770	54,606
Investment in unconsolidated investees	88,374	72,240
Goodwill and intangibles	59,427	64,371
Other assets	15,787	10,065
TOTAL ASSETS	$2,956,520	$2,777,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,253,729	$1,139,337
Unearned premiums	443,110	433,777
Reinsurance balances payable	21,006	17,928
Funds held	75,294	72,742
Income taxes-deferred	84,982	64,494
Bonds payable, long-term debt	148,881	148,741
Accrued expenses	35,682	51,992
Other liabilities	14,680	25,050
TOTAL LIABILITIES	$2,077,364	$1,954,061

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(66,990,045 shares issued, 44,059,831 shares outstanding at 9/30/17)
(66,874,911 shares issued, 43,944,697 shares outstanding at 12/31/16)	$66,990	$66,875
Paid-in capital	233,954	229,779
Accumulated other comprehensive earnings	153,422	122,610
Retained earnings	817,789	797,307
Deferred compensation	7,666	11,496
Less: Treasury shares at cost
(22,930,214 shares at 9/30/17 and 12/31/16)	(400,665)	(404,495)
TOTAL SHAREHOLDERS’ EQUITY	$879,156	$823,572
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,956,520	$2,777,633

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$145,933	$123,000
Cash Flows from Investing Activities
Investments purchased	$(335,361)	$(434,505)
Investments sold	131,605	243,506
Investments called or matured	103,193	102,752
Net change in short-term investments	(6,910)	(1,476)
Net property and equipment purchased	(7,262)	(11,852)
Sale (acquisition) of agency	408	(850)
Net cash used in investing activities	$(114,327)	$(102,425)

Cash Flows from Financing Activities
Cash dividends paid	$(27,288)	$(25,811)
Stock plan share issuance	4,290	(357)
Excess tax benefit from exercise of stock options	-	8,482
Net cash used in financing activities	$(22,998)	$(17,686)

Net increase in cash	$8,608	$2,889

Cash at the beginning of the period	$18,269	$11,081
Cash at September 30	$26,877	$13,970

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2016 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2017 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2016 to conform to the classifications used in the current year.

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

We adopted ASU 2016-09 on January 1, 2017. The guidance’s primary impact on our financial statements relates to the provision concerning the recognition of tax effects through the income statement in 2017 and forward. Excess tax benefits of $3.7 million were recognized in the first nine months of 2017 as a reduction to income tax expense rather than as an increase to additional paid-in-capital. The future impact to our income statement will vary depending upon the level of intrinsic value associated with option exercises in a particular period. Additionally, the changes in cash flow presentation resulted in $3.7 million more operating cash flows and $3.7 million less financing cash flows for the nine month period ended September 30, 2017 than would have been recognized under the previous guidance. We have historically estimated the number of forfeitures as part of our option valuation process and will continue to do so under the new guidance. As no aspect of the guidance that requires retrospective adoption impacted the Company, no prior period adjustments were made.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We currently have approximately $30 million of undiscounted future lease liabilities that would have to be added to the balance sheet with a corresponding right-of-use asset if the guidance were applicable on September 30, 2017. We do not expect that there will be a materially different annual rental expense upon adoption.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We do not have any assets measured at amortized cost that would be impacted by this update. Additionally, as our fixed income portfolio is weighted towards higher rated bonds (82.8 percent rated A or better at September 30, 2017), we do not expect that credit loss on our available-for-sale debt securities will be material.

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

D.  INTANGIBLE ASSETS

In accordance with GAAP guidelines, the amortization of goodwill and indefinite-lived intangible assets is not permitted. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Goodwill and intangible assets totaled $59.4 million and $64.4 million at September 30, 2017 and December 31, 2016, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	September 30,	December 31,
Reporting Unit	2017	2016
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Medical professional liability *	3,595	5,208
Total goodwill	$49,657	$51,270

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $4,061 at 9/30/17 and $5,546 at 12/31/16	2,270	5,601
Total intangibles	$9,770	$13,101

Total goodwill and intangibles	$59,427	$64,371

*   The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $8.8 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for the third quarter of 2017 and $0.6 million for the nine-month period ended September 30, 2017, compared to $0.2 million for the third quarter of 2016 and $0.7 million for the nine-month period ended September 30, 2016. Additionally, the asset sale of an agency in the third quarter of 2017 resulted in a $1.0 million reduction to definite-lived intangibles.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2017. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2017, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets.

As previously disclosed for our medical professional liability reporting unit, rate and volume declines coupled with adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value, resulting in a $7.2 million non-cash impairment charge. Further adverse loss experience triggered the need to test the medical professional liability reporting unit during the second quarter of 2017, resulting in an additional $3.4 million non-cash impairment charge. A fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.8 million non-cash impairment charge. Similar to in 2016, a fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.6 million non-cash impairment charge. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings. There have been no additional triggering events subsequent to the second quarter 2017 impairment.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2017			Ended September 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$1,734	44,058	$0.04	$22,263	43,843	$0.51
Effect of Dilutive Securities
Stock options	-	457		-	649
Diluted EPS
Income available to common shareholders	$1,734	44,515	$0.04	$22,263	44,492	$0.50

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2017			Ended September 30, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$47,770	44,008	$1.09	$82,733	43,721	$1.89
Effect of Dilutive Securities
Stock options	-	509		-	695
Diluted EPS
Income available to common shareholders	$47,770	44,517	$1.07	$82,733	44,416	$1.86

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus unrealized gains and losses on our available-for-sale investment securities, net of tax. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 35 percent.

Unrealized gains, net of tax, for the first nine months of 2017 were $30.8 million, compared to $33.9 million during the same period last year. Unrealized gains in the first nine months of 2017 were attributable to tightening credit spreads which increased the fair value of securities held in the fixed income portfolio, as well as positive equity market returns. In 2016, unrealized gains were primarily the result of declining interest rates.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2017	2016	2017	2016

Beginning balance	$144,978	$164,603	$122,610	$123,774
Other comprehensive earnings before reclassifications	9,141	(572)	33,066	54,159
Amounts reclassified from accumulated other comprehensive earnings	(697)	(6,359)	(2,254)	(20,261)
Net current-period other comprehensive earnings	$8,444	$(6,931)	$30,812	$33,898
Ending balance	$153,422	$157,672	$153,422	$157,672

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2017	2016	2017	2016	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$1,073	$9,878	$5,558	$31,266	Net realized gains
	-	(95)	(2,090)	(95)	Other-than-temporary impairment (OTTI) losses on investments
	$1,073	$9,783	$3,468	$31,171	Earnings before income taxes
	(376)	(3,424)	(1,214)	(10,910)	Income tax expense
	$697	$6,359	$2,254	$20,261	Net earnings

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

Available-for-Sale Securities

The amortized cost and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016 were as follows:

Available-for-sale
(in thousands)
	September 30, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$88,660	$159	$(374)	$88,445
U.S. agency	13,482	350	(86)	13,746
Non-U.S. govt. & agency	9,497	185	(46)	9,636
Agency MBS	330,257	4,254	(2,953)	331,558
ABS/CMBS*	74,589	616	(216)	74,989
Corporate	532,893	14,496	(2,034)	545,355
Municipal	630,943	20,238	(1,352)	649,829
Total Fixed Income	$1,680,321	$40,298	$(7,061)	$1,713,558

Equity	$189,212	$205,693	$(1,692)	$393,213

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

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2017:

	September 30, 2017
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$21,240	$20,984
Due after one year through five years	339,233	346,408
Due after five years through 10 years	571,384	586,385
Due after 10 years	343,618	353,234
Mtge/ABS/CMBS*	404,846	406,547
Total available-for-sale	$1,680,321	$1,713,558

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses

We conduct and document periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2017 unrealized losses, as shown in the following tables, were 0.4 percent of total invested assets. Unrealized losses decreased through the first nine months of 2017, as interest rates declined slightly from the end of 2016, which increased the fair value of securities held in the fixed income portfolio.

	September 30, 2017			December 31, 2016
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$54,686	$3,008	$57,694	$48,500	$—	$48,500
Cost or amortized cost	55,028	3,040	58,068	49,079	—	49,079
Unrealized Loss	$(342)	$(32)	$(374)	$(579)	$—	$(579)

U.S. Agency
Fair value	$7,921	$—	$7,921	$—	$—	$—
Cost or amortized cost	8,007	—	8,007	—	—	—
Unrealized Loss	$(86)	$—	$(86)	$—	$—	$—

Non-U.S. government
Fair value	$1,973	$1,865	$3,838	$7,647	$—	$7,647
Cost or amortized cost	1,988	1,896	3,884	8,015	—	8,015
Unrealized Loss	$(15)	$(31)	$(46)	$(368)	$—	$(368)

Agency MBS
Fair value	$156,908	$56,025	$212,933	$175,858	$5,737	$181,595
Cost or amortized cost	158,567	57,319	215,886	179,238	5,925	185,163
Unrealized Loss	$(1,659)	$(1,294)	$(2,953)	$(3,380)	$(188)	$(3,568)

ABS/CMBS*
Fair value	$22,971	$15,577	$38,548	$48,907	$5,272	$54,179
Cost or amortized cost	23,032	15,732	38,764	49,372	5,364	54,736
Unrealized Loss	$(61)	$(155)	$(216)	$(465)	$(92)	$(557)

Corporate
Fair value	$58,328	$24,028	$82,356	$144,353	$15,535	$159,888
Cost or amortized cost	58,881	25,509	84,390	146,979	18,579	165,558
Unrealized Loss	$(553)	$(1,481)	$(2,034)	$(2,626)	$(3,044)	$(5,670)

Municipal
Fair value	$61,840	$54,964	$116,804	$250,930	$—	$250,930
Cost or amortized cost	62,387	55,769	118,156	257,518	—	257,518
Unrealized Loss	$(547)	$(805)	$(1,352)	$(6,588)	$—	$(6,588)

Subtotal, fixed income
Fair value	$364,627	$155,467	$520,094	$676,195	$26,544	$702,739
Cost or amortized cost	367,890	159,265	527,155	690,201	29,868	720,069
Unrealized Loss	$(3,263)	$(3,798)	$(7,061)	$(14,006)	$(3,324)	$(17,330)

Equity securities
Fair value	$8,696	$4,506	$13,202	$7,438	$1,973	$9,411
Cost or amortized cost	9,716	5,178	14,894	8,029	2,648	10,677
Unrealized Loss	$(1,020)	$(672)	$(1,692)	$(591)	$(675)	$(1,266)

Total
Fair value	$373,323	$159,973	$533,296	$683,633	$28,517	$712,150
Cost or amortized cost	377,606	164,443	542,049	698,230	32,516	730,746
Unrealized Loss	$(4,283)	$(4,470)	$(8,753)	$(14,597)	$(3,999)	$(18,596)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2017 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$483,555	$478,024	$(5,531)	78.3%
2	BBB	Baa	27,896	27,669	(227)	3.2%
3	BB	Ba	5,693	5,639	(54)	0.8%
4	B	B	7,945	7,171	(774)	11.0%
5	CCC or lower	Caa or lower	2,066	1,591	(475)	6.7%
6			—	—	—	—
		Total	$527,155	$520,094	$(7,061)	100.0%

Evaluating Investments for OTTI

The fixed income portfolio contained 288 securities in an unrealized loss position as of September 30, 2017. The $7.1 million in associated unrealized losses for these 288 securities represents 0.4 percent of the fixed income portfolio’s cost basis. Of these 288 securities, 89 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first nine months of 2017, we recognized $2.1 million in other-than-temporary impairment (OTTI) charges in earnings on two fixed income securities that we no longer had the intent to hold. Comparatively, we recognized $0.1 million in OTTI losses in earnings on a fixed income security that we no longer had the intent to hold in same period in 2016. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

As of September 30, 2017, we held six common stock securities that were in an unrealized loss position. The unrealized loss on these securities was $1.7 million. Based on our analysis, we believe each security will recover in a reasonable period of time and we have the intent and ability to hold them until recovery. Two equity securities have been in an unrealized loss position for 12 consecutive months or longer. There were no OTTI losses recognized in the periods presented on the equity portfolio.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $16.0 million at September 30, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the third quarter of 2017 compared to $0.4 million during the third quarter of 2016. For the nine-month periods ended September 30, 2017 and 2016, our LIHTC interests recognized a total benefit of $1.9 million and $1.2 million, respectively. Our investment in FHLBC stock totaled $1.0 million at September 30, 2017, compared to $1.6 million at December 31, 2016. As of September 30, 2017, $9.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. No assets were pledged as collateral as of December 31, 2016. As of and during the nine month period ending September 30, 2017, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at September 30, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During 2017, we made an investment in a BDC which had a fair value of $6.0 million at September 30, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to this investment totaled $19.1 million at September 30, 2017. Additionally, we had a $15.0 million unfunded commitment related to an investment in a global credit fund at September 30, 2017.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $26.9 million at September 30, 2017, compared to $18.3 million at the end of 2016. Short-term investments of $11.9 million and $5.0 million at September 30, 2017 and December 31, 2016, respectively, are carried at cost, which approximates fair value.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$88,445	$—	$88,445
U.S. agency	—	13,746	—	13,746
Non-U.S. govt. & agency	—	9,636	—	9,636
Agency MBS	—	331,558	—	331,558
ABS/CMBS*	—	74,989	—	74,989
Corporate	—	545,355	—	545,355
Municipal	—	649,829	—	649,829
Equity	393,213	—	—	393,213
Total available-for-sale securities	$393,213	$1,713,558	$—	$2,106,771

	As of December 31, 2016
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities
U.S. government	$—	$76,563	$—	$76,563
U.S. agency	—	5,813	—	5,813
Non-U.S. govt. & agency	—	9,151	—	9,151
Agency MBS	—	284,069	—	284,069
ABS/CMBS*	—	93,910	—	93,910
Corporate	—	508,367	—	508,367
Municipal	—	627,336	—	627,336
Equity	369,219	—	—	369,219
Total available-for-sale securities	$369,219	$1,605,209	$—	$1,974,428

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the nine-month period ended September 30, 2017.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2017 and 2016.

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2017	2016
Unpaid losses and LAE at beginning of year
Gross	$1,139,337	$1,103,785
Ceded	(288,224)	(297,844)
Net	$851,113	$805,941

Increase (decrease) in incurred losses and LAE
Current accident year	$343,535	$288,749
Prior accident years	(36,608)	(29,410)
Total incurred	$306,927	$259,339

Loss and LAE payments for claims incurred
Current accident year	$(37,333)	$(36,972)
Prior accident year	(158,052)	(170,313)
Total paid	$(195,385)	$(207,285)

Net unpaid losses and LAE at September 30,	$962,655	$857,995

Unpaid losses and LAE at September 30,
Gross	$1,253,729	$1,150,938
Ceded	(291,074)	(292,943)
Net	$962,655	$857,995

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

5.  INCOME TAXES

Catastrophic losses incurred in the third quarter of 2017 resulted in a pretax loss and a 301.2 percent effective tax rate, compared to an effective tax rate of 28.5 percent in the third quarter of 2016. Our effective tax rate for the nine-month period ended September 30, 2017 was 19.9 percent, compared to and 30.5 percent for the same periods in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The pretax loss in the third quarter of 2017 and the significantly lower pretax earnings in the first nine months of 2017 caused the tax favored adjustments to have a larger impact than they did in their respective periods for 2016. Additionally, the adoption of FASB ASU 2016-09 reduced the tax rate in 2017 by requiring the excess tax benefit on share-based compensation to run through income tax expense. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2017 and 2016 differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income as a result of the following:

	For the Three-Month Periods Ended September 30,				For the Nine-Month Periods Ended September 30,
	2017		2016		2017		2016
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 35%	$(302)	35.0%	$10,900	35.0%	$20,866	35.0%	$41,677	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(477)	55.3%	—	0.0%	(3,711)	(6.2)%	—	0.0%
Tax exempt interest income	(1,187)	137.7%	(1,020)	(3.2)%	(3,525)	(5.9)%	(3,149)	(2.6)%
Dividends received deduction	(553)	64.2%	(626)	(2.0)%	(1,488)	(2.5)%	(1,676)	(1.4)%
ESOP dividends paid deduction	(240)	27.9%	(238)	(0.8)%	(724)	(1.2)%	(714)	(0.6)%
Other items, net	163	(18.9)%	(137)	(0.5)%	429	0.7%	205	0.1%
Total tax expense (benefit)	$(2,596)	301.2%	$8,879	28.5%	$11,847	19.9%	$36,343	30.5%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 1,408,825 awards under the 2015 LTIP, including 458,075 thus far in 2017.

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

The following tables summarize option activity for the periods ended September 30, 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	442,625	$56.97
Options exercised	(174,890)	$25.27		$5,655
Options canceled/forfeited	(41,600)	$48.30
Outstanding options at September 30, 2017	2,433,245	$44.82	4.84	$33,290
Exercisable options at September 30, 2017	1,157,785	$36.30	3.26	$25,078

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	410,250	$64.15
Options exercised	(638,675)	$23.67		$27,704
Options canceled/forfeited	(8,940)	$41.90
Outstanding options at September 30, 2016	2,344,855	$40.32	5.12	$65,748
Exercisable options at September 30, 2016	939,785	$31.10	3.58	$35,016

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2017, 442,625 stock options were granted with a weighted average exercise price of $56.97 and a weighted average fair value of $7.95. We recognized $1.0 million of expense in the third quarter of 2017 and $3.0 million in the first nine months of 2017 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2017 and $1.1 million in the first nine months of 2017 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.3 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the third quarter of 2016 and $3.2 million in the first nine months of 2016. We recorded a tax benefit of $0.4 million in the third quarter of 2016 and $1.1 million in the first nine months of 2016 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2017		2016

Weighted-average fair value of grants	$7.95		$11.47
Risk-free interest rates	1.89%		1.21%
Dividend yield	3.60%		1.61%
Expected volatility	22.95%		23.06%
Expected option life	5.05	years	5.04	years

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

As of September 30, 2017, 15,450 RSUs have been granted and 15,375 remain outstanding. The weighted average grant date fair value was $56.71. We recognized $0.1 million of expense on these units in the third quarter of 2017 and $0.3 million in the first nine months of 2017. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.5 million, which will be recognized over the remainder of the three-year vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Nine-Month Periods
REVENUES	Ended September 30,		Ended September 30,
(in thousands)	2017	2016	2017	2016
Casualty	$118,393	$115,619	$354,636	$336,572
Property	33,559	37,532	103,849	114,011
Surety	30,073	30,444	91,156	90,156
Net premiums earned	$182,025	$183,595	$549,641	$540,739
Net investment income	14,187	13,504	40,430	39,922
Net realized gains (losses)	35	9,252	(700)	23,362
Total consolidated revenue	$196,247	$206,351	$589,371	$604,023

NET EARNINGS
(in thousands)	2017	2016	2017	2016
Casualty	$3,554	$259	$5,321	$20,490
Property	(27,519)	468	(15,852)	13,911
Surety	9,033	9,877	28,399	23,523
Net underwriting income (loss)	$(14,932)	$10,604	$17,868	$57,924
Net investment income	14,187	13,504	40,430	39,922
Net realized gains (losses)	35	9,252	(700)	23,362
General corporate expense and interest on debt	(3,812)	(4,099)	(13,385)	(12,955)
Equity in earnings of unconsolidated investees	3,660	1,881	15,404	10,823
Total earnings (loss) before income taxes	$(862)	$31,142	$59,617	$119,076
Income tax expense (benefit)	(2,596)	8,879	11,847	36,343
Total net earnings	$1,734	$22,263	$47,770	$82,733

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
NET PREMIUMS EARNED	Ended September 30,		Ended September 30,
(in thousands)	2017	2016	2017	2016

Casualty
Commercial and personal umbrella	$28,848	$27,844	$86,286	$82,510
General liability	22,138	21,563	66,572	63,735
Commercial transportation	18,047	21,557	59,543	60,037
Professional services	19,584	19,318	58,826	56,748
Small commercial	12,419	11,706	36,471	33,973
Executive products	4,439	4,716	13,289	14,126
Medical professional liability	4,169	4,512	12,725	12,509
Other casualty	8,749	4,403	20,924	12,934
Total	$118,393	$115,619	$354,636	$336,572

Property
Commercial property	$15,600	$16,819	$47,191	$51,528
Marine	13,112	11,964	37,005	36,070
Specialty personal	4,844	6,186	16,370	18,731
Property reinsurance	(62)	2,544	3,200	7,925
Crop reinsurance	(11)	19	(6)	(243)
Other property	76	-	89	-
Total	$33,559	$37,532	$103,849	$114,011

Surety
Miscellaneous	$11,780	$11,714	$35,491	$34,304
Contract	7,130	7,221	21,361	22,030
Commercial	6,861	6,906	20,942	20,332
Energy	4,302	4,603	13,362	13,490
Total	$30,073	$30,444	$91,156	$90,156

Grand Total	$182,025	$183,595	$549,641	$540,739

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

The insurance marketplace is intensely competitive across all of our segments. Despite challenges that exist in today’s marketplace, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated revenues, as displayed in the table that follows, totaled $589.4 million for the first nine months of 2017, compared to $604.0 million for the same period in 2016.

	For the Nine-Month Periods
	Ended September 30,
	2017	2016
Consolidated revenues (in thousands)
Net premiums earned	$549,641	$540,739
Net investment income	40,430	39,922
Net realized gains (losses)	(700)	23,362
Total consolidated revenue	$589,371	$604,023

Consolidated revenue for the first nine months of 2017 decreased $14.7 million, or 2 percent, from the same period in 2016. Net premiums earned for the Group increased 2 percent, driven by growth from our casualty segment, while investment income increased 1 percent. Net realized losses totaled $0.7 million through the first nine months of 2017. Equity gains of $5.0 million were offset by $1.6 million of realized losses in the fixed income portfolio and $4.3 million in other realized losses, primarily from non-cash goodwill and intangible impairment charges. This compares to $23.4 million of realized gains, inclusive of our $7.2 million non-cash goodwill impairment charge, in 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Net after-tax earnings for the first nine months of 2017 totaled $47.8 million, $1.07 per diluted share, compared to $82.7 million, $1.86 per diluted share, for the same period last year. The reduced earnings for 2017 was driven by a significant increase in hurricane activity compared to the prior year. Hurricane and other storm losses totaled $39.0 million through the first nine months of 2017, compared to $8.3 million for the same period last year. Results for each period benefited, however, from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $37.3 million in the first nine months of 2017 compared to $28.3 million in 2016. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $0.2 million in 2017, compared to $2.9 million in 2016. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first nine months of 2017, equity in earnings of unconsolidated investees totaled $15.4 million. This amount includes $13.6 million from Maui Jim and $1.8 million from Prime. Comparatively, the first nine months of 2016 reflected $10.8 million of earnings, including $9.9 million from Maui Jim and $0.9 million from Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $78.6 million, $1.77 per diluted share, for the first nine months of 2017, compared to $116.6 million, $2.63 per diluted share, for the first nine months of 2016. The $30.8 million other comprehensive gain for the nine month period ended September 30, 2017 was attributable to tightening credit spreads which increased the fair value of securities held in the fixed income portfolio, as well as positive equity market returns. This compares to a $33.9 million gain for the same period in 2016, which was primarily the result of declining interest rates.

RLI Insurance Group

Gross premiums written for the Group decreased 2 percent to $656.2 million for the first nine months of 2017. The overall decline was driven by previously announced exits from certain unprofitable lines within our property segment and re-underwriting efforts on commercial and public auto coverages within our casualty segment. Premiums from the property segment also continued to be impacted by competitive pressures for catastrophe-exposed business in the excess and surplus (E&S) property markets. Net premiums earned increased $8.9 million, or 2 percent. This growth was largely attributable to our casualty segment, up 5 percent from the prior year.

	Gross Premiums Written			Net Premiums Earned
	For the Nine-Month Periods Ended September 30,			For the Nine-Month Periods Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Casualty
Commercial and personal umbrella	$103,456	$102,146	1.3%	$86,286	$82,510	4.6%
General liability	69,326	65,867	5.3%	66,572	63,735	4.5%
Commercial transportation	67,006	85,203	(21.4)%	59,543	60,037	(0.8)%
Professional services	64,179	63,753	0.7%	58,826	56,748	3.7%
Small commercial	40,838	40,029	2.0%	36,471	33,973	7.4%
Executive products	37,185	35,592	4.5%	13,289	14,126	(5.9)%
Medical professional liability	16,392	17,548	(6.6)%	12,725	12,509	1.7%
Other casualty	33,492	16,119	107.8%	20,924	12,934	61.8%
Total	$431,874	$426,257	1.3%	$354,636	$336,572	5.4%

Property
Commercial property	$71,351	$76,211	(6.4)%	$47,191	$51,528	(8.4)%
Marine	45,921	40,676	12.9%	37,005	36,070	2.6%
Specialty personal	13,565	20,103	(32.5)%	16,370	18,731	(12.6)%
Property reinsurance	414	9,066	(95.4)%	3,200	7,925	(59.6)%
Crop reinsurance	(6)	(242)	(97.5)%	(6)	(243)	(97.5)%
Other property	546	-	-	89	-	-
Total	$131,791	$145,814	(9.6)%	$103,849	$114,011	(8.9)%

Surety
Miscellaneous	$36,133	$37,302	(3.1)%	$35,491	$34,304	3.5%
Contract	22,326	22,533	(0.9)%	21,361	22,030	(3.0)%
Commercial	21,477	23,794	(9.7)%	20,942	20,332	3.0%
Energy	12,646	12,805	(1.2)%	13,362	13,490	(0.9)%
Total	$92,582	$96,434	(4.0)%	$91,156	$90,156	1.1%

Grand Total	$656,247	$668,505	(1.8)%	$549,641	$540,739	1.6%

Casualty

Gross premiums written for the casualty segment in the first nine months of 2017 were up 1 percent, following an 8 percent increase posted in the first nine months of 2016. The year-to-date decline from commercial transportation, most of which occurred in the second quarter, served to offset much of the growth achieved across the rest of the segment. While the transportation decline slowed during the third quarter, for the year gross premiums written from this business are down 21 percent. Re-underwriting efforts, which began in the fourth quarter of 2016, are largely complete and price increases have been obtained across all transportation classes, in particular for commercial auto. Excluding the impact of transportation, gross premiums written for casualty were up 7 percent, as newer product initiatives contributed significantly to the increased production. Growth was led by other casualty, notably our assumed reinsurance business with Prime and our recently launched general binding authority business. Gross premiums written have more than doubled for Prime, up $12.4 million during the first nine months of 2017, while general binding contributed $3.4 million. Exposure growth from both mature and newer products led to premium increase within our general liability and executive products lines, despite continued price declines for these coverages. Umbrella also posted a modest increase, as new product initiatives such as energy casualty have had a positive impact on premium production. Medical professional liability declined in the first nine months of 2017, despite growth from the health care liability line within the group. The overall decline related to other medical professional liability offerings, which decreased due to ongoing competitive pressures in that market.

Property

Gross premiums written for the Group’s property segment totaled $131.8 million for the first nine months of 2017, down 10 percent from the same period last year, due largely to previously announced exits from recreational vehicles and treaty reinsurance businesses. Excluding the impact of these products, gross premiums written were up 2 percent. A combination of positive rate change and exposure growth contributed to the increases by marine and our specialty personal coverages for Hawaii homeowners, up 13 percent and 6 percent, respectively. However, commercial property premiums were down 6 percent, as rate declines stemming from excess capital and challenging market conditions have continued for these products.

Surety

The surety segment recorded gross premiums written of $92.6 million for the first nine months of 2017, a decrease of $3.9 million, or 4 percent, from the same period last year. Increasingly competitive market conditions have led to modest premiums declines across each of our surety lines. Targeted reductions in certain programs have also impacted premium results in our miscellaneous surety business.

RLI Insurance Group

Underwriting income for the Group totaled $17.9 million for the first nine months of 2017, compared to $57.9 million in the same period last year. Catastrophe losses were much larger in 2017, the bulk of which was attributable to hurricanes Harvey, Irma and Maria which made landfall during the third quarter. The impact of losses from catastrophe activity, net of related bonus and profit sharing expense offsets, totaled $34.2 million for 2017, compared to $7.0 million in the prior year. Current accident year results in the first nine months of 2017 also trailed 2016 due to the combination of multiple large fire losses within our property segment and higher loss booking ratios for certain casualty lines, namely transportation. An overall shift in mix toward our casualty products contributed to an increased current accident year basis combined ratio as well. However, both periods reflect favorable reserve development on prior accident years, which improved net underwriting results by $32.3 million and $24.2 million in 2017 and 2016, respectively. The GAAP combined ratio for the Group totaled 96.7 in 2017, compared to 89.3 in 2016. The loss ratio increased to 55.8 from 48.0, while the Group’s expense ratio decreased slightly to 40.9 from 41.3.

	For the Nine-Month Periods
	Ended September 30,
	2017	2016
Underwriting income (in thousands)
Casualty	$5,321	$20,490
Property	(15,852)	13,911
Surety	28,399	23,523
Total	$17,868	$57,924

Combined ratio
Casualty	98.5	93.9
Property	115.3	87.8
Surety	68.8	73.9
Total	96.7	89.3

Casualty

The casualty segment recorded underwriting income of $5.3 million in the first nine months of 2017, compared to $20.5 million of underwriting income for the same period last year. The disparity in underwriting profit between periods relates primarily to higher loss booking ratios on certain lines, most notably transportation and other auto-related exposures, and higher catastrophe losses sustained in 2017. Catastrophe losses in 2017 had a net impact to casualty segment results of $2.4 million, primarily related to hurricane losses in the third quarter as certain casualty-oriented products include ancillary property exposures. Results for both periods reflected favorable development on prior years’ reserves. In total, favorable development on prior years’ reserves improved net underwriting results for the casualty segment by $16.5 million in the first nine months of 2017. Umbrella, general liability, executive products, small commercial and professional services experienced favorable development, while transportation and medical professional liability were unfavorable. For 2016, results included favorable development on prior years’ reserves for general liability, executive products, small commercial, umbrella and professional services, which improved the segment’s net underwriting results by $17.8 million. Transportation and medical professional liability were also unfavorable in 2016.

The combined ratio for the casualty segment was 98.5 for 2017, compared to 93.9 in 2016. The segment’s loss ratio was 64.0 in 2017, up from 59.2 in 2016. The loss ratio increase in 2017 was due to the combination of higher current accident year loss ratios and increased catastrophe losses compared to 2016. The expense ratio for the casualty segment was 34.5 for the first nine months of 2017 compared to 34.7 for the same period in 2016.

Property

The property segment produced an underwriting loss of $15.9 million for the first nine months of 2017, compared to $13.9 million of underwriting income for the same period last year. The loss in 2017 was driven by an active hurricane season, as hurricanes Harvey, Irma and Maria had a significant impact on property segment results. From a product standpoint, our commercial property and marine lines were the most heavily impacted. In total, catastrophe losses reduced net underwriting earnings in the segment by $31.8 million in the first nine months of 2017. Comparatively, catastrophe losses impacted net underwriting results for 2016 by $6.7 million. Both periods reflect favorable development on prior years’ loss and catastrophe reserves. Underwriting results for 2017 included favorable development, primarily on marine and commercial property business, which benefited the segment’s net underwriting results by $5.8 million. For 2016, underwriting results included a net benefit of $0.5 million from favorable prior years’ reserve development. From a current accident year standpoint, in addition to the above mentioned catastrophe losses, results for 2017 were also adversely impacted by multiple large fire losses, including a modest amount of ceded reinstatement premium related to those losses.

Underwriting results for the first nine months of 2017 translated into a combined ratio of 115.3, compared to 87.8 for the same period last year. The segment’s loss ratio increased to 69.4 in 2017 from 43.6 in 2016. The increase was driven by the higher catastrophe losses in 2017 and the previously mentioned fire losses. The segment’s expense ratio increased to 45.9 for the first nine months of 2017, up from 44.2 in the prior year. The increased expense ratio primarily relates to the overall decline in premium due to the fixed nature of certain expenses, and was also adversely impacted by ceded reinstatement premium on a large fire loss in the second quarter.

Surety

The surety segment recorded underwriting income of $28.4 million for the first nine months of 2017, compared to $23.5 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Prior years’ reserves have developed favorably across all surety lines in each of these periods. Results for 2017 included favorable development on prior accident years’ reserves, which improved net underwriting results for the segment by $10.8 million. Comparatively, 2016 results included favorable development on prior accident years’ loss reserves which improved the segment’s net underwriting results by $7.0 million. This favorable development was partially offset by $0.7 million in reinsurance reinstatement premium related to a ceded loss on prior years’ contract surety business.

The combined ratio for the surety segment totaled 68.8 for the first nine months of 2017, compared to 73.9 for the same period in 2016. The segment’s loss ratio was 8.5 for 2017, compared to 11.5 for 2016. The loss ratio decrease in 2017 was driven by the higher benefit from favorable development on prior years’ reserves. The expense ratio was 60.3 in 2017, down from 62.4 in the prior year, as an increased amount of earned premium allowed for improved leveraging of our expense base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $40.4 million during the first nine months of 2017, an increase of 1.3 percent from that reported for the same period in 2016. On an after-tax basis, investment income increased by 2.0 percent.

Yields on our fixed income investments for the first nine months of 2017 and 2016 were as follows:

	2017	2016
Pretax Yield
Taxable	3.17%	3.22%
Tax-Exempt	2.57%	2.68%
After-Tax Yield
Taxable	2.06%	2.09%
Tax-Exempt	2.43%	2.54%

We recognized $0.7 million of realized losses, inclusive of our $3.4 million non-cash goodwill and intangible impairment charges, in the first nine months of 2017, compared to realized gains of $23.4 million, inclusive of our $7.2 million non-cash goodwill impairment charge, in the same period of 2016. The equity portfolio had realized gains of $5.0 million in 2017 while the fixed income portfolio had realized losses of $1.6 million, primarily due to impairment charges on securities we no longer had the intent to hold. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

The following table depicts the composition of our investment portfolio at September 30, 2017 as compared to December 31, 2016.

	9/30/2017		12/31/2016
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,713,558	78.9%	$1,605,209	79.4%
Equity securities	393,213	18.1%	369,219	18.3%
Other invested assets	25,998	1.2%	24,115	1.2%
Cash and short-term investments	38,802	1.8%	23,284	1.1%
Total	$2,171,571	100.0%	$2,021,827	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $108.3 million in the first nine months of 2017. The increase was due to allocating the majority of available cash flows to the fixed income portfolio. This portfolio had a tax-adjusted total return on a mark-to-market basis of 4.0 percent. Average fixed income duration was 5.0 years at September 30, 2017, reflecting our current liability structure and sound capital position.

The equity portfolio increased by $24.0 million during the first nine months of 2017 and had a total return of 9.5 percent through September 30, 2017. The following table illustrates certain industry-level measurements relative to our equity portfolio as of September 30, 2017, including fair value, cost basis and unrealized gains and losses.

	9/30/2017
	Cost		Unrealized
(in thousands)	Basis	Fair Value	Gains	Losses	Net

Consumer discretionary	$6,686	$16,326	$9,795	$(155)	$9,640
Consumer staples	11,810	27,834	16,191	(167)	16,024
Energy	14,437	25,228	10,791	—	10,791
Financials	24,631	49,575	24,944	—	24,944
Healthcare	7,703	20,943	13,455	(215)	13,240
Industrials	9,910	24,859	15,087	(138)	14,949
Information technology	12,345	27,233	15,400	(512)	14,888
Materials	1,480	5,146	3,666	—	3,666
Telecommunications	3,193	10,237	7,044	—	7,044
Utilities	24,322	47,899	24,082	(505)	23,577
ETF	72,695	137,933	65,238	—	65,238
	$189,212	$393,213	$205,693	$(1,692)	$204,001

Income Taxes

Our effective tax rate for the first nine months of 2017 was 19.9 percent, compared to 30.5 percent for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. Catastrophic losses incurred in the third quarter of 2017 resulted in significantly lower pretax earnings and caused the tax favored adjustments to have a larger impact than they did in 2016. Additionally, the adoption of FASB ASU 2016-09 reduced the tax rate in 2017 by requiring the excess tax benefit on share-based compensation to run through income tax expense. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated revenues, as displayed in the table that follows, totaled $196.2 million for the third quarter of 2017, compared to $206.4 million for the same period in 2016.

	For the Three-Month Periods
	Ended September 30,
	2017	2016
Consolidated revenues (in thousands)
Net premiums earned	$182,025	$183,595
Net investment income	14,187	13,504
Net realized gains (losses)	35	9,252
Total consolidated revenue	$196,247	$206,351

Consolidated revenue for the third quarter of 2017 decreased $10.1 million from the same period in 2016. Net premiums earned for the Group decreased 1 percent for the quarter, while investment income increased 5 percent. Realized gains of $1.1 million in the equity portfolio were offset by $1.0 million of other realized losses. This compares to realized gains of $9.3 million, during the same period of 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Net after-tax earnings for the third quarter of 2017 totaled $1.7 million, $0.04 per diluted share, compared to $22.3 million, $0.50 per diluted share, for the same period last year. The reduction in earnings for 2017 was driven by a significant increase in hurricane activity compared to the prior year, with Hurricanes Harvey, Irma and Maria all occurring during the quarter. Losses from these events totaled $36.0 million, which was considerably higher than the $4.0 million of storm losses recorded in the comparable prior year period. Results for the third quarter of 2017 benefited, however, from favorable development on prior years’ loss reserves, which partially offset the hurricane losses and provided additional pretax earnings of $17.0 million. Comparatively, third quarter 2016 results were negatively impacted by $1.5 million of unfavorable development on prior years’ loss reserves and ceded reinstatement premium. Bonus and profit sharing-related expenses recorded during both periods were impacted by each of these items. For 2017, expenses declined by $2.3 million in connection with the above mentioned items, while in 2016 expenses declined by $0.7 million.

During the third quarter of 2017, equity in earnings of unconsolidated investees totaled $3.7 million. This amount includes $3.1 million from Maui Jim and $0.6 million from Prime. Comparatively, the third quarter of 2016 reflected $1.9 million of earnings, including $1.6 million from Maui Jim and $0.3 million from Prime.

Comprehensive earnings, which include net earnings plus other comprehensive earnings (primarily the change in unrealized gains/losses net of tax), totaled $10.2 million, $0.23 per diluted share, for the third quarter of 2017, compared to $15.3 million, $0.34 per diluted share, for the third quarter of 2016. The third quarter’s $8.4 million other comprehensive gain was primarily attributable to strong equity market returns. This compares to a $6.9 million loss for the same period in 2016, which was attributable to realized gains taken in the equity portfolio, resulting in a lower net unrealized gain position.

RLI Insurance Group

Gross premiums written for the Group were $220.4 million for the third quarter of 2017, relatively flat from prior year. Modest growth was achieved by our casualty segment, as the rate of decline in our transportation business has slowed considerably. The slight overall growth posted by casualty was offset by declines experienced in our property and surety segments, down 8 percent and 4 percent, respectively. Recent product line exits within the property segment continue to contribute to the overall decline versus prior year. Excluding the impact of the previously announced product exits from recreational vehicle and treaty reinsurance, gross premiums written were up 2 percent for the quarter. Similarly, net premiums earned decreased $1.6 million, or 1 percent. This overall decline was also driven by property and surety, despite a modest increase posted by our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended September 30,			For the Three-Month Periods Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Casualty
Commercial and personal umbrella	$32,993	$34,540	(4.5)%	$28,848	$27,844	3.6%
General liability	18,384	17,916	2.6%	22,138	21,563	2.7%
Commercial transportation	28,251	30,001	(5.8)%	18,047	21,557	(16.3)%
Professional services	21,162	21,747	(2.7)%	19,584	19,318	1.4%
Small commercial	13,102	12,838	2.1%	12,419	11,706	6.1%
Executive products	14,621	14,680	(0.4)%	4,439	4,716	(5.9)%
Medical professional liability	4,285	4,648	(7.8)%	4,169	4,512	(7.6)%
Other casualty	12,218	4,708	159.5%	8,749	4,403	98.7%
Total	$145,016	$141,078	2.8%	$118,393	$115,619	2.4%

Property
Commercial property	$23,315	$23,790	(2.0)%	$15,600	$16,819	(7.2)%
Marine	16,770	14,675	14.3%	13,112	11,964	9.6%
Specialty personal	4,382	6,854	(36.1)%	4,844	6,186	(21.7)%
Property reinsurance	(201)	2,994	-	(62)	2,544	-
Crop reinsurance	(11)	21	-	(11)	19	-
Other property	358	-	-	76	-	-
Total	$44,613	$48,334	(7.7)%	$33,559	$37,532	(10.6)%

Surety
Miscellaneous	$12,149	$12,440	(2.3)%	$11,780	$11,714	0.6%
Contract	7,153	8,274	(13.5)%	7,130	7,221	(1.3)%
Commercial	7,812	7,289	7.2%	6,861	6,906	(0.7)%
Energy	3,690	4,178	(11.7)%	4,302	4,603	(6.5)%
Total	$30,804	$32,181	(4.3)%	$30,073	$30,444	(1.2)%

Grand Total	$220,433	$221,593	(0.5)%	$182,025	$183,595	(0.9)%

Casualty

Gross premiums written for the casualty segment were up 3 percent to $145.0 million. The growth from casualty this quarter comes after posting a 1 percent decrease in the second quarter of 2017, which included a 40 percent decline in our commercial transportation business. The rate of decline for transportation slowed in the third quarter as re-underwriting efforts that began in the fourth quarter of 2016 were largely completed. Re-underwriting efforts have resulted in price increases on retained accounts and the exit from certain underperforming classes of business. Gross premiums written from transportation were down 6 percent from prior year during the third quarter, much improved from the 40 percent decline from prior year posted in the second quarter. Elsewhere in the segment, growth was led by other casualty, notably our assumed casualty reinsurance business with Prime and recently launched general binding authority business. The bulk of the increase related to Prime, which increased by $4.8 million during the quarter to $7.8 million, while general binding contributed $2.2 million. General liability and small commercial also delivered modest top line growth, despite declining prices for those lines. New initiatives such as energy liability and other exposure growth have had a positive impact on premiums in these businesses. Declines within the segment were posted by umbrella, specifically commercial umbrella, and by medical professional liability, where modest growth from our newer healthcare liability business was offset by declines from other medical professional liability offerings.

Property

Gross premiums written for the Group’s property segment totaled $44.6 million for the third quarter of 2017, a $3.7 million decrease from the same period last year. The overall decline for the quarter includes $5.8 million related to our previously announced exits from recreational vehicles and treaty reinsurance businesses. Excluding the impact of these product exits, premiums increased 5 percent. Growth within the segment was posted by marine, as premiums increased 14 percent on a combination of exposure growth and modestly improved pricing. Marine has recorded double-digit top line growth every quarter during 2017. Notwithstanding the exited recreational vehicles program, other specialty personal coverages were also able to achieve slight growth, due to solid production from existing products. Premium declines continued in our commercial property businesses, though the rate of decline has slowed compared to recent periods. Commercial property posted a premium decline of $0.5 million, or 2 percent, as high single-digit rate decreases impacted catastrophe-exposed coverages.

Surety

The surety segment recorded gross premiums written of $30.8 million for the third quarter of 2017, a decrease of 4 percent from the same period last year, with declines posted by the majority of our surety businesses. The most notable decreases were from contract and energy surety, which fell 14 percent and 12 percent, respectively, due to increased competition in each of these markets. Targeted reductions in certain programs also led to the quarterly decline in miscellaneous surety. Slightly offsetting the top line decreases from these products was commercial surety, which posted 7 percent growth in the quarter.

RLI Insurance Group

The Group produced an underwriting loss of $14.9 million for the third quarter of 2017, compared to $10.6 million of underwriting income in 2016. Catastrophe losses were much larger in 2017, as hurricanes Harvey, Irma and Maria occurred during the quarter. While the bulk of these losses affected property segment results, our casualty segment was impacted as well. The total impact from these events, net of related bonus and profit sharing expense offsets, was a decrease to underwriting earnings of $31.7 million. The net impact of catastrophe losses in the third quarter of 2016 was far less significant, at $3.4 million. In addition to the catastrophe activity, current accident year underwriting results for 2017 also reflected a couple large losses within our property segment, as well as the application of higher loss booking ratios to certain casualty lines. These factors, plus an overall shift in mix toward casualty products, have caused results on a current accident year basis to trail the comparable prior period. Results for both periods were also impacted by development on prior accident years’ reserves. For the third quarter of 2017, favorable development on prior years’ reserves improved net underwriting results by $14.9 million, while 2016 results reflected adverse development and reinstatement premium which impacted underwriting earnings by $1.4 million. The adverse development in 2016 related largely to our transportation business within the casualty segment. In contrast, development on transportation’s prior year reserves were modestly favorable in the third quarter of 2017. The GAAP combined ratio for the Group totaled 108.2 in 2017, with 17.4 points attributable to the hurricane losses recorded in the quarter. The combined ratio for the third quarter of 2016 was 94.2. The loss ratio increased to 67.7 from 53.3, while the Group’s expense ratio improved slightly to 40.5 from 40.9.

	For the Three-Month Periods
	Ended September 30,
	2017	2016
Underwriting income (in thousands)
Casualty	$3,554	$259
Property	(27,519)	468
Surety	9,033	9,877
Total	$(14,932)	$10,604

Combined ratio
Casualty	97.0	99.8
Property	182.0	98.7
Surety	69.9	67.5
Total	108.2	94.2

Casualty

The casualty segment recorded underwriting income of $3.6 million in the third quarter of 2017, compared to $0.3 million for the same period last year. The disparity in underwriting profit between periods relates primarily to development on prior years’ loss reserves. Results for 2017 reflect favorable development on prior years’ reserves, compared to unfavorable development on prior years’ reserves during 2016. As a result of our reserve study, we recorded adjustments to reserves during the third quarter of 2017 which favorably impacted the segment’s net underwriting results by $10.6 million. Favorable development in 2017 primarily related to more recent accident years (2014-2016), and was largely driven by umbrella, general liability, professional services group and medical professional liability. Our transportation business also experienced a slight amount of favorable development for the second consecutive quarter. While encouraging given recent challenges in this sector, we continue to monitor our commercial auto claim activity closely. Difficulties in this market have caused us to take re-underwriting action and to increase our loss estimates for this business over the past year. Partially offsetting the above favorable development was adverse development from the executive products group, which related to one relatively larger loss on the 2016 accident year. Comparatively, results for the third quarter of 2016 included unfavorable development on prior accident years’ loss reserves which adversely impacted the segments’ net underwriting results by $4.0 million. Products with unfavorable development included transportation and umbrella and to a lesser degree professional services and medical professional liability.

Results for each of the periods has varied from a current accident year standpoint as well. The current accident year combined ratio during 2017 has increased, as 2017 results were adversely impacted by higher catastrophe losses. Catastrophe losses had a $2.3 million net impact to underwriting earnings in the third quarter of 2017, which related to hurricane losses on certain casualty-oriented products that include ancillary property exposures. Catastrophe losses did not impact current accident year results during the third quarter of 2016. The current accident year combined ratio for 2017 also reflects higher loss ratio selections on certain lines, most notably transportation and umbrella, due to recent loss trends in those businesses.

The combined ratio for the casualty segment was 97.0 for third quarter of 2017, compared to 99.8 in 2016. The segment’s loss ratio was 62.4 in 2017, improved from 65.7 in prior year. The loss ratio decrease in 2017 was primarily due to higher levels of favorable development on prior years’ reserves, though the current accident year loss ratio has increased from 2016. The expense ratio for the casualty segment was 34.6 for the third quarter of 2017, compared to 34.1 for the same period in 2016.

Property

The property segment produced an underwriting loss of $27.5 million for the third quarter of 2017, compared to $0.5 million of underwriting income for the same period last year. The loss in 2017 resulted from an active hurricane season, with hurricanes Harvey, Irma and Maria each having an impact on property segment results. The majority of our losses, however, related to Hurricanes Harvey and Irma and were associated with our commercial property and marine lines. In total, catastrophe losses reduced net underwriting earnings in the property segment by $29.4 million. Comparatively, net underwriting results for 2016 include $3.4 million of catastrophe losses. Results for both periods were also impacted by development on prior accident years’ reserves. For 2017, favorable development on prior years’ loss and catastrophe reserves, primarily from our marine and commercial property lines, improved the segment’s net underwriting results by $2.3 million, while 2016 results reflected adverse development which impacted underwriting earnings by $1.3 million. The adverse development in 2016 was largely driven by marine. From a current accident year standpoint, in addition to the above mentioned catastrophe losses, results for 2017 were also adversely impacted by multiple relatively large fire losses.

Underwriting results for the third quarter of 2017 translated into a combined ratio of 182.0, with approximately 88 points attributable to the hurricane losses in the quarter. The combined ratio for the third quarter of 2016 was 98.7. The segment’s loss ratio increased to 137.2 in 2017 from 54.4 in the prior year. The increase was driven by higher hurricane losses in 2017 and the above mentioned fire losses. The segment’s expense ratio was 44.8 for the third quarter of 2017, up from 44.3 in the prior year. The expense ratio increase relates primarily to the overall decline in premium for the segment, due to the fixed nature of certain expenses.

Surety

The surety segment recorded underwriting income of $9.0 million for the third quarter of 2017, compared to $9.9 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior accident years’ loss reserves. Results for 2017 included favorable development on prior years’ reserves which improved net underwriting results for the segment by $2.4 million. Each of our surety product lines experienced favorable development in the quarter. Comparatively, 2016 results included favorable development on prior years’ loss reserves which impacted the segment’s net underwriting results by $4.4 million. This favorable development was partially offset by $0.7 million in reinsurance reinstatement premium related to a ceded loss on prior years’ contract surety business. Each of our surety product lines experienced favorable development in 2016, as well, though the majority for this period related to energy surety.

The combined ratio for the surety segment totaled 69.9 for the third quarter of 2017, compared to 67.5 for the same period in 2016. The segment’s loss ratio was 10.8 for 2017, up from 5.1 in 2016. The loss ratio increase in 2017 was driven by the lower benefit from favorable development on prior years’ reserves. The expense ratio was 59.1 for the third quarter of

2017, down from 62.4 in the prior year. The above mentioned reinstatement premium adversely impacted the expense ratio in 2016.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $14.2 million during the third quarter of 2017, an increase of 5.1 percent from that reported for the same period in 2016. The increase in investment income was due to a larger fixed income asset base and an increase in alternative assets compared to the prior year period. On an after-tax basis, investment income increased by 5.5 percent.

Yields on our fixed income investments for the third quarter of 2017 and 2016 were as follows:

	3Q 2017	3Q 2016
Pretax Yield
Taxable	3.13%	3.03%
Tax-Exempt	2.61%	2.65%
After-Tax Yield
Taxable	2.03%	1.97%
Tax-Exempt	2.47%	2.51%

Realized gains of $1.1 million in the equity portfolio were offset by $1.0 million of other realized losses. This compares to realized gains of $9.3 million, during the same period of 2016. The rebalancing of the equity portfolio throughout 2016 accounts for the higher amount of gains compared to that realized in the current year.

Income Taxes

Catastrophic losses incurred in the third quarter of 2017 resulted in a pretax loss and a 301.2 percent effective tax rate compared to an effective tax rate of 28.5 percent in the third quarter of 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The pretax loss in the third quarter of 2017 caused the tax favored adjustments to have a larger impact than they did in their respective periods for 2016. Additionally, the adoption of FASB ASU 2016-09 reduced the tax rate in 2017 by requiring the excess tax benefit on share-based compensation to run through income tax expense. Prior to the adoption of FASB ASU 2016-09, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2017 and 2016:

(in thousands)	2017	2016

Operating cash flows	$145,933	$123,000
Investing cash flows	$(114,327)	$(102,425)
Financing cash flows	$(22,998)	$(17,686)
Total	$8,608	$2,889

Operating activities generated positive cash flows of $145.9 million in the first nine months of 2017, compared to $123.0 million in the same period last year. The increase in operating cash flows was due to lower estimated federal income tax payments resulting from decreased underwriting income and a decline in claim payments during the first nine months of 2017. Additionally, $3.7 million of excess tax benefits on share-based payments were reported as increases to operating cash flows in 2017 after the adoption of FASB ASU 2016-09. Comparatively, excess tax benefits on share-based payments were reported as increases to financing cash flows in 2016.

We have $148.9 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2017 was $158.3 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2017, we had cash, short-term investments and other investments maturing within one year of approximately $59.8 million and an additional $346.4 million maturing between one to five years. As of September 30, 2017, our short-term investments were held primarily in government/agency funds. All funds are NAIC-rated, AAA-rated and maintain average weighted maturities of less than 60 days. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the nine-month period ended September 30, 2017, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2017, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2017, our investment portfolio had a balance sheet value of $2.2 billion. Invested assets at September 30, 2017, have increased $149.7 million from December 31, 2016.

As of September 30, 2017, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$88,660	$88,445	$(215)	4.1%	AAA
U.S. agency	13,482	13,746	264	0.6%	AAA
Non-U.S. govt. & agency	9,497	9,636	139	0.4%	BBB+
Agency MBS	330,257	331,558	1,301	15.3%	AAA
ABS/CMBS**	74,589	74,989	400	3.5%	AAA
Corporate	532,893	545,355	12,462	25.1%	BBB+
Municipal	630,943	649,829	18,886	29.9%	AA
Total Fixed Income	$1,680,321	$1,713,558	$33,237	78.9%	AA-

Equity	$189,212	$393,213	$204,001	18.1%

Other Invested Assets	$25,998	$25,998	$—	1.2%

Cash and Short-Term Investments	$38,802	$38,802	$—	1.8%

Total Portfolio	$1,934,333	$2,171,571	$237,238	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2017, our fixed income portfolio had the following rating distribution:

AAA	36.9%
AA	28.5%
A	17.4%
BBB	11.2%
BB	3.0%
B	2.5%
CCC	0.1%
NR	0.4%
Total	100.0%

As of September 30, 2017, the duration of the fixed income portfolio was 5.0 years. Our fixed income portfolio remained well diversified, with 1,208 individual issues as of September 30, 2017.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2017, we had $44.5 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of September 30, 2017, we had $30.5 million in commercial mortgage backed securities (CMBS) and $331.6 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 3.5 percent of our investment portfolio at quarter end.

We had $545.4 million in corporate fixed income securities as of September 30, 2017. As of September 30, 2017, we had $73.4 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2017, we had $649.8 million in municipal securities. As of September 30, 2017, approximately 88 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $393.2 million as of September 30, 2017 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of September 30, 2017, our equity portfolio had a dividend yield of 2.6 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 14.2 percent on dividends, compared to 35.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 84 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, and an investment in a business development company (BDC), carried at fair value. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our LIHTC interests had a balance of $16.0 million at September 30, 2017, compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $0.6 million during the third quarter of 2017 compared to $0.4 million during the third quarter of 2016. For the nine-month periods ended September 30, 2017 and 2016, our LIHTC interests recognized a total benefit of $1.9 million and $1.2 million, respectively. Our investment in FHLBC stock totaled $1.0 million at September 30, 2017, compared to $1.6 million at December 31, 2016. As of September 30, 2017, $9.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. No assets were pledged as collateral as of December 31, 2016. As of and during the nine month period ending September 30, 2017, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund was carried at $3.1 million which approximated fair value at September 30, 2017, compared to a carrying value of $5.0 million which approximated fair value at December 31, 2016. During 2017, we made an investment in a BDC which had a fair value of $6.0 million at September 30, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to this investment totaled $19.1 million at September 30, 2017. Additionally, we had a $15.0 million unfunded commitment related to an investment in a global credit fund at September 30, 2017.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2017, our capital structure consisted of $148.9 million in 10-year maturity senior notes maturing in 2023 (debt) and $879.2 million of shareholders’ equity. Debt outstanding comprised 14.5 percent of total capital as of September 30, 2017. Interest and fees on debt obligations totaled $5.6 million during the first nine months of 2017, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2017 and 2016.

We paid a quarterly cash dividend of $0.21 per share on September 20, 2017, the same as the prior quarter. We have paid dividends for 165 consecutive quarters and increased dividends in each of the last 42 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2017, our holding company had $879.2 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $35.2 million in liquid assets, which approximates 75 percent of our estimated 2017 annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance. In the first nine months of 2017, RLI Ins. paid $23.0 million in ordinary dividends to RLI Corp. In 2016, our principal insurance subsidiary paid ordinary dividends totaling $123.6 million to RLI Corp. No extraordinary dividends were paid during 2017 or 2016. As of September 30, 2017, $0.3 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

Date: October 25, 2017