Form 10-K
period 2017-12-31
RLI CORP
filed 2018-02-23
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017, based upon the closing sale price of the Common Stock on June 30, 2017 as reported on the New York Stock Exchange, was $2,125,028,624. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, on February 7, 2018 was 44,237,951.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2018 annual meeting of shareholders to be held May 3, 2018, are incorporated herein by reference into Part III of this document, including:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal four:  Ratification of Selection of Independent Registered Public Accounting Firm.”

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

We maintain a website at http://www.rlicorp.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) as soon as reasonably practicable after such materials are filed or furnished. Information contained on our website is not intended to be incorporated by reference in this annual report and you should not consider that information a part of this annual report.

For the year ended December 31, 2017, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages:

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$130,517	15.6%
New York	121,975	14.6%
Florida	82,122	9.8%
Texas	65,794	7.9%
Washington	31,166	3.7%
New Jersey	26,077	3.1%
Illinois	26,042	3.1%
Arizona	25,544	3.1%
Pennsylvania	21,677	2.6%
Louisiana	20,980	2.5%
Hawaii	17,432	2.1%
Ohio	16,765	2.0%
All Other	249,027	29.9%
Total direct premiums earned	$835,118	100.0%

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

	Year Ended December 31,
(in thousands)	2017	2016	2015
PREMIUMS WRITTEN
Direct & Assumed	$885,312	$874,864	$853,586
Reinsurance ceded	(135,458)	(133,912)	(131,615)
Net	$749,854	$740,952	$721,971
PREMIUMS EARNED
Direct & Assumed	$867,639	$863,180	$832,904
Reinsurance ceded	(129,702)	(134,572)	(132,743)
Net	$737,937	$728,608	$700,161

SPECIALTY INSURANCE MARKET OVERVIEW

The specialty insurance market differs significantly from the standard market. In the standard market, products and coverage are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, coverage, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard admitted market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge of, and expertise in, our markets. Many of our risks are underwritten on an individual basis and tailored coverages are employed in order to respond to distinctive risk characteristics. We operate in the specialty admitted insurance market, the excess and surplus insurance market and the specialty property and casualty reinsurance markets.

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2017, our specialty admitted operations produced gross premiums written of $572.2 million, representing approximately 64 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows us to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to the 2017 edition of A.M. Best Aggregate & Averages – Property/Casualty, United States & Canada, the excess and surplus market represented approximately $27 billion, or 4 percent, of the entire $613 billion domestic property and casualty industry in 2017, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $280.1 million, or 32 percent, of our total gross premiums written in 2017.

SPECIALTY PROPERTY AND CASUALTY REINSURANCE MARKETS

We write business in the specialty property and casualty reinsurance markets. This business can be written on an individual risk (facultative) basis or on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. This business requires specialized underwriting and technical modeling. For 2017, our specialty property and casualty reinsurance operations wrote gross premiums of $33.0 million, representing approximately 4 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial and Personal Umbrella

Our commercial umbrella coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by us. The personal umbrella coverage is written in excess of homeowners’ and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by us. Net premiums earned from this business totaled $115.5 million, $111.1 million and $104.6 million, or 16 percent, 15 percent and 15 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments, real estate investment trusts (REITs) and mercantile. We also offer coverages for security guards and in the specialized areas of onshore energy-related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $90.3 million, $86.9 million and $84.2 million, or 12 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small to medium-sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $78.5 million, $75.9 million and $71.0 million, or 11 percent, 10 percent and 10 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. Our highly experienced transportation underwriters produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $78.1 million, $81.4 million and $65.6 million, or 11 percent, 11 percent and 9 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small to medium-sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are primarily marketed through retail agents. Net premiums earned from the small commercial business totaled $49.6 million, $45.7 million and $40.4 million, or 7 percent, 6 percent and 6 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages, for a variety of low to moderate classes of risks, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess “Side A” D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offer representations and warranties coverage for companies involved in mergers and acquisitions and cyber liability coverage to medium to large size public and private businesses. Net premiums earned from the executive products business totaled $18.1 million, $18.8 million and $17.9 million, or 2 percent, 3 percent and 3 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Medical Professional Liability

We provide healthcare liability coverage that is focused on long-term care and hospital liability. We also offer medical professional liability insurance specializing in hard-to-place individuals and group physicians. This business is marketed through wholesale brokers and retail agents. Net premiums earned from the medical professional liability business totaled $17.1 million, $17.4 million and $12.3 million, or 2 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are primarily written in the excess and surplus insurance market, as well as certain coverages written on an admitted basis. Additionally, we write mortgage reinsurance, which provides credit risk transfer on pools of mortgages, and offer general liability coverage through a general binding authority group. Net premiums earned from these lines totaled $31.4 million, $17.8 million and $16.3 million, or 4 percent, 2 percent and 2 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $63.1 million, $68.2 million and $75.7 million, or 9 percent, 9 percent and 11 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $50.9 million, $48.3 million and $47.0 million, or 7 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Specialty Personal

We offer specialized homeowners’ insurance in select locations, including homeowners’ and dwelling fire insurance through retail agents in Hawaii and a limited amount of homeowners’ insurance in Massachusetts and North Carolina. We also offered recreational vehicle insurance, which we began phasing out towards the end of 2016. Net premiums earned from specialty personal coverages totaled $20.8 million, $25.0 million and $26.4 million, or 3 percent, 3 percent and 4 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Other Property

Our other property coverages consist of newer product offerings, such as general binding authority, and lines which we have recently exited, including property and crop reinsurance. Net premiums earned from these lines totaled $3.5 million, $10.7 million and $21.8 million, or less than 1 percent, 1 percent and 3 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents. Net premiums earned from miscellaneous surety coverages totaled $47.2 million, $46.2 million and $42.4 million, or 6 percent, 7 percent and 6 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $28.6 million, $28.2 million and $28.3 million, or 4 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $27.6 million, $29.1 million and $29.5 million, or 4 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

Energy

Our energy surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries both on and off shore. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from energy coverages totaled $17.6 million, $18.0 million and $16.8 million, or 2 percent of total net premiums earned for 2017, 2016 and 2015, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial umbrella, commercial transportation and medical professional liability coverages. This business is produced through independent wholesale and retail brokers.

INDEPENDENT AGENTS

We target classes of insurance, such as homeowners’ and dwelling fire, home business, surety and personal umbrella, through independent agents. Several of these products involve detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated systems.

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

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Baldwin & Lyons, Chubb, CNA, Endurance, Great American, Great West, Hartford, Lancer, Markel, Navigators, RSUI, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum & Forster, Endurance, Great American, Lexington and Travelers. Primary competitors in the surety segment are AIG, Arch, Chubb, CNA, Endurance, Great American, HCC, Navigators, Travelers and XL. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse, and we offer new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2017, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior

Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins. and Mt. Hawley	A2, Good

*CBIC is only rated by A.M. Best

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In September 2017, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2017, the policyholders’ statutory surplus of RLI Insurance Group totaled $864.6 million, which continues to result in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $129.7 million, $134.6 million and $132.7 million in 2017, 2016 and 2015, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 94 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Excluding CAT reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in excess of the per risk limits shown.

	(in millions)
				Per Risk
		Renewal	First-Dollar	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Retention	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$9.0	$1.9
Commercial umbrella and excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella and eXS	Excess of Loss	1/1	1.0	9.0	1.9
Commercial transportation	Excess of Loss	1/1	0.5	4.5	1.1
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	1.9
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	11.0
Medical professional liability	Excess of Loss	1/1	1.0	9.0	1.9
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	8.8

Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.2
Marine	Excess of Loss	6/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	73.0	9.7	**

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

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for the last three years and for 2018 are shown in the following table:

Catastrophe Coverages

(in millions)

	2018		2017		2016		2015
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	300	$25	300	$25	300	$25	300
Non-California Earthquake	25	325	25	325	25	325	25	325
Other Perils	25	225	25	225	25	225	25	225

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

Catastrophe - California Earthquake

(in millions)

	2018		2017		2016
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$29	$21	$29	$21
100	72	28	73	27	73	27
200	163	37	163	37	163	37
350	302	48	302	48	302	48

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2018		2017		2016
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$6	$19	$5	$20	$6	$19
50	24	26	20	30	22	28
100	64	36	59	41	63	37
250	182	68	191	59	198	52

In the above table, projected losses for 2018 were estimated based on our exposure as of December 31, 2017, utilizing the treaty structure in place as of January 1, 2018. All previous years were estimated similarly by utilizing the treaty structure in place at the start of the listed year and the exposure at the end of the previous year.

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

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2018, there is a 99.6 percent likelihood that the loss will be less than 14.2 percent of policyholders’ surplus as of December 31, 2017. The exposure levels are within our tolerances for this risk.

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

Net loss and loss adjustment reserves by product line at year-end 2017 and 2016 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2017			2016
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial umbrella	$9,724	$99,745	$109,469	$8,181	$82,472	$90,653
Personal umbrella	21,452	39,395	60,847	18,339	35,027	53,366
General liability	78,360	149,102	227,462	81,720	135,024	216,744
Professional services	28,543	81,558	110,101	23,501	73,970	97,471
Commercial transportation	81,543	38,161	119,704	67,693	30,901	98,594
Small commercial	12,075	34,344	46,419	13,143	27,507	40,650
Executive products	11,327	44,484	55,811	6,943	45,664	52,607
Medical professional liability	16,621	10,526	27,147	12,008	8,013	20,021
Other casualty	6,595	31,302	37,897	4,725	21,184	25,909
Property segment net loss and ALAE reserves
Commercial property	21,375	10,615	31,990	6,488	5,812	12,300
Marine	11,512	18,095	29,607	9,344	16,271	25,615
Specialty personal	1,989	3,525	5,514	2,472	3,566	6,038
Other property	3,348	6,682	10,030	4,753	8,930	13,683
Surety segment net loss and ALAE reserves
Miscellaneous	2,550	5,035	7,585	2,321	4,919	7,240
Contract and commercial	(253)	13,914	13,661	1,727	13,044	14,771
Energy	2,843	2,254	5,097	2,671	2,666	5,337
Latent liability net loss and ALAE reserves	6,532	15,795	22,327	6,273	17,555	23,828
Total net loss and ALAE reserves	$316,136	$604,532	$920,668	$272,302	$532,525	$804,827
ULAE reserves	—	48,844	48,844	—	46,286	46,286
Total net loss and LAE reserves	$316,136	$653,376	$969,512	$272,302	$578,811	$851,113

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
Loss trend volatility
Unforeseen tort potential

General liability	Long	Internal	Exposure growth/mix	Medium	High
Unforeseen tort potential

Medical professional liability	Long	External	High severity	High	High
Exposure changes/mix
Unforeseen tort potential
Small volume
Loss trend volatility

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure growth/mix
Loss trend volatility
Unforeseen tort potential

Executive products	Long	Internal & significant external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Small volume

Professional services	Medium	Internal & external	Exposure growth	High	Medium
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
Reporting delay

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos &	Long	Internal & external	Loss trend volatility	High	High
environmental			Mass tort/latent exposure

On a quarterly basis, actuaries perform a ground-up reserve study of the expected value of the unpaid loss and LAE derived using multiple standard actuarial methodologies that are described below. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary. The purpose of this analysis is to provide validation of our carried loss reserves. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

The actuarial central estimates typically follow a progression that places significant weight on the BF methods when accident years are younger and claim emergence is immature. As accident years mature and claims emerge over time, increasing weight is placed on the incurred development method, the paid development method and the case reserve development method. For product lines with faster loss emergence, the progression to greater weight on the incurred and paid development methods occurs more quickly.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause us to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 6 percent to 10 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 5 percent to 15 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2017, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $227.5 million at December 31, 2017, in addition to associated ULAE and latent liability reserves.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter

+/-5 point change in expected loss ratio for all accident years	$(8.8)	$8.8

+/-10% change in expected emergence patterns	$(4.9)	$4.6

+/-30% change in actual loss emergence over a calendar year	$(10.8)	$10.8

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(24.1)	$24.6

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

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Statutory net premiums written	$749,854	$740,952	$722,189	$703,152	$666,322
Policyholders’ surplus	864,554	859,976	865,268	849,297	859,221
Ratio	0.9 to 1	0.9 to 1	0.8 to 1	0.8 to 1	0.8 to 1

GAAP AND STATUTORY COMBINED RATIOS

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss, with ratios below 100 indicating underwriting profit and ratios above 100 indicating underwriting loss.

	Year Ended December 31,
GAAP	2017	2016	2015	2014	2013
Loss ratio	54.4	48.0	42.7	43.2	41.2
Expense ratio	42.0	41.5	41.8	41.3	41.9
Combined ratio	96.4	89.5	84.5	84.5	83.1

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

	Year Ended December 31,
Statutory	2017		2016		2015		2014		2013
Loss ratio	54.4		48.0		42.7		43.2		41.2
Expense ratio	41.8		41.0		41.2		40.9		41.0
Combined ratio	96.2		89.0		83.9		84.1		82.2

P&C industry combined ratio	107.3	*	100.6	**	97.9	**	97.2	**	95.8	**

*Source:  Conning (2017). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2017. Estimated for the year ended December 31, 2017.

**Source:  A.M. Best (2017). Aggregate & Averages – Property/Casualty, United States & Canada. 2013 – 2016.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio declined to 78 percent of the total portfolio, and the equity allocation increased to 19 percent of the overall portfolio. Other invested assets represented 1 percent of the total portfolio and include investments in low income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago, an investment in a real estate fund, an investment in a business development company, and an investment in a global credit fund. The remaining 2 percent was made up of cash and cash equivalents. As of December 31, 2017, 83 percent of the fixed income portfolio was rated A or better and 66 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the available-for-sale portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2017, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2018	$16,265	$16,023	$15,984	$15,984
2019	61,144	61,881	62,484	62,484
2020	49,369	49,958	50,491	50,491
2021	107,120	109,626	111,530	111,530
2022	93,698	96,946	98,483	98,483
2023	90,185	95,511	97,744	97,744
2024	107,436	114,083	116,310	116,310
2025	140,023	151,353	154,438	154,438
2026	102,087	105,450	106,759	106,759
2027	114,824	119,943	122,790	122,790
2028	59,661	64,811	66,739	66,739
2029	60,085	68,203	70,786	70,786
2030	72,355	82,229	84,503	84,503
2031	38,085	44,455	45,206	45,206
2032	8,805	10,367	10,672	10,672
2033 and later	52,513	56,038	58,323	58,323
Total excluding
Mtge/ABS/CMBS*	$1,173,655	$1,246,877	$1,273,242	$1,273,242

Mtge/ABS/CMBS*	$390,957	$399,534	$398,997	$398,997

Grand Total	$1,564,612	$1,646,411	$1,672,239	$1,672,239

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $50.2 million at year-end 2017. This total represented 2 percent of cash and investments, the same as the prior year. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurer’s state of domicile requires periodic reporting to such state’s insurance regulatory authority of the financial, operational and management information regarding the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholders’ surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases consent from, regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors.

Two primary focuses of state regulation of insurance companies are financial solvency and market conduct practices. Regulations designed to ensure financial solvency of insurers are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and equitable.

Because our insurance company subsidiaries operate in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, we must comply with the individual insurance laws, regulations, rules and case law of each state and territory, including those regulating the filing of insurance rates and forms. Each of our three insurance company subsidiaries is domiciled in Illinois, with the Illinois Department of Insurance (IDOI) as their principal insurance regulator.

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval (or non-disapproval). An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the 12-month period ending as of December 31 of the preceding year or 10 percent of the insurer’s statutory policyholders’ surplus as of the preceding year end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, changes to the state insurance regulatory requirements are frequent, including changes caused by state legislation, regulations by the state insurance regulators and court rulings. State insurance regulators are members of the NAIC. The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for approval by state legislatures and insurance regulators. Such proposed laws and regulations cover areas including risk assessments, corporate governance and financial and accounting rules. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Model Regulation (Amended Holding Company Model Act). The Amended Holding Company Model Act introduces the concept of “enterprise risk” within an insurance holding company system and imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers, with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. An enterprise risk is generally defined as an activity or event involving affiliates of an insurer that could have a material adverse effect on the insurer or the insurer’s holding company system. Illinois has adopted a version of the Amended Holding Company Model Act. We are in compliance with the enterprise risk reporting requirements as adopted by Illinois.

The Own Risk and Solvency Assessment (ORSA) model act was developed by the NAIC and proposed for adoption by each state insurance regulatory department. Illinois has adopted the Risk Management and ORSA Law, applicable to Illinois-

domiciled insurance companies meeting certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. An ORSA summary report, filed by us with the IDOI each year, is an internal identification, description and assessment of the risks associated with our business plan, and the sufficiency of capital resources to support those risks. Our ORSA summary report was filed with the IDOI in each year since 2015, and will be updated and filed annually.

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2017, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $157.7 million compared to actual statutory capital and surplus of $864.6 million as of December 31, 2017, resulting in a statutory capital to authorized control level RBC ratio of 548 percent. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Each of our insurance company subsidiaries is required to file detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. The quarterly and annual financial reports filed with the states utilize statutory accounting principles (SAP) that are different from U.S. GAAP. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. The most recent examination report of our insurance company subsidiaries completed by the IDOI was issued on July 14, 2014 for the year ended December 31, 2012. The examination report is available to the public.

Each of our insurance company subsidiaries is subject to Illinois laws and regulations that impose restrictions on the amount and type of investments our insurance company subsidiaries may have. Such laws and regulations generally require diversification of the insurer’s investment portfolio and limit the amounts of investments in certain asset categories, such as below investment grade fixed income securities, real estate-related equity, other equity investments and derivatives. Failure to comply with these laws and regulations would generally cause investments that exceed regulatory limitations to be treated as non-admitted assets for measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments.

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a withdrawal plan that may lead to marketplace disruption. Laws and regulations that limit cancellation and non-renewal, and that subject program withdrawals to prior approval requirements, may restrict our ability to exit unprofitable marketplaces in a timely manner.

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by qualified policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed an amount that is generally equal to a small percentage of the annual premiums written for the relevant lines of insurance in that state to pay the claims of an insolvent insurer. These assessments may increase or decrease in the future, depending upon the rate of insurance company insolvencies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds. We cannot predict the amount and timing of future assessments. Therefore, the liabilities we have currently established for these potential assessments may not be adequate and an assessment may materially impact our financial condition.

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled, or in some cases, having such substantial business that it is deemed to be commercially domiciled in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of RLI, would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ state of domicile (Illinois) or commercial domicile, if applicable. It may also require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

In light of the number and severity of recent U.S. company data breaches, some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. The New York State Department of Financial Services (NYDFS) recently published a new cybersecurity regulation, which became effective on March 1, 2017, and includes ongoing compliance deadlines over the following 24 months. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS, including RLI, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We are implementing the requirements of the regulation and are in compliance with those phases already enacted. We anticipate that the NYDFS will examine the cybersecurity programs of financial institutions in the future and that may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law. The law is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation discussed above. As with all NAIC model laws, this model law must be adopted by a state before becoming law in the state. Illinois has not adopted a version of the Insurance Data Security Model Law. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks. The document is based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S.-domiciled ceding companies, credit is usually granted when the reinsurer is licensed or accredited in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

FEDERAL LEGISLATION AND REGULATION

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

The Sarbanes-Oxley Act established several significant corporate governance-related laws and SEC regulations applicable to public companies. The Dodd-Frank Act created significant changes in regulatory structures of banking and other financial institutions, created new governmental agencies (while merging and removing others), increased oversight of financial institutions and enhanced regulation of capital markets. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies such as ours. Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment. Changes in general political, economic or market conditions, including the recent U.S. presidential and congressional elections, could affect the scope, timing and final implementation of the Dodd-Frank Act. We cannot predict if or when future legislation or administrative guidance will be enacted or issued or what impact any changing regulation may have on our operations.

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of the Treasury, has limited authority and no direct regulatory authority over the business of insurance. The FIO’s principal mandates include monitoring the insurance industry, collection of insurance industry information and data and representation of the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company.

Furthermore, the Dodd-Frank Act authorized the U.S. Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the European Union (EU) signed a covered agreement to address, among other things, reinsurance collateral requirements (Covered Agreement). The Covered Agreement became provisionally effective on November 7, 2017, following completion of the EU’s procedural requirements, but must be approved by the European Parliament before treated as “fully” effective. We cannot predict with any certainty what impact the Covered Agreement will have on our business, whether the Covered Agreement will be implemented or what the impact of such implementation will be on our business.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which is expected to streamline insurance agent/broker licensing.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2017, neither RLI nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

EMPLOYEES

As of December 31, 2017, we employed a total of 902 associates. Of the 902 total associates, 26 were part-time and 876 were full-time.

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

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. Since the Northridge, California earthquake in 1994, most of our catastrophe-related claims have resulted from hurricanes and other seasonal storms such as tornadoes and hail storms.

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

For information on our approaches to catastrophe risk mitigation, including reinsurance and catastrophe modeling, see the Property Reinsurance – Catastrophe Coverage section within “Item 1. Business” and Note 1.S to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. However, since our CAT models cannot contemplate all possible CAT scenarios and includes underlying assumptions based on a limited set of actual events, the losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios and our results of operations and financial condition could be materially and adversely affected.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see the loss and settlement expenses section of our critical accounting policies contained within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

As is typical in our industry, we continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations which could result in us incurring losses in excess of policy limits. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.

We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims for a variety of reasons. Either of these events would increase our costs and could have a materially adverse effect on our business.

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

We invest the premiums we receive from customers until they are needed to pay expenses or policyholder claims. Funds remaining after paying expenses and claims remain invested and are included in retained earnings. The value of our investment portfolio can fluctuate as a result of changes in the business, financial condition or operating results of the entities in which we invest. In addition, fluctuations can result from changes in interest rates, credit risk, government monetary policies, liquidity of holdings and general economic conditions. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is positively correlated with movements in domestic stocks. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-diversified portfolio of high-quality securities with varied maturities. These fluctuations may negatively impact our financial condition. However, we attempt to manage this risk through asset allocation, duration and security selection.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium (soft markets), we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

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

•	Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other “alternative markets” types of coverage,
•	Changing practices, which may lead to greater competition in the insurance business and

•	The emergence of insurtech companies and the development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from A.M. Best, Standard & Poor’s or Moody’s could negatively affect our business.

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change; as such, we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2017. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins. and Mt. Hawley. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

We are an insurance holding company and therefore may not be able to receive adequate or timely dividends from our insurance subsidiaries.

RLI Corp. is the holding company for our three insurance operating companies. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. Dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay RLI Corp. obligations and desired dividends to shareholders. Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval (or non-disapproval) from the IDOI. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

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

We rely on multiple computer systems to interact with producers and customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on our premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, utility outages or complications encountered as existing systems are replaced or upgraded.

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

We rely on third party vendors for a number of key components of our business.

We contract with a number of third party vendors to support our business. For example, we have license agreements for services that include natural catastrophe modeling, policy management, claims processing, producer management and accounting and financial management. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and less financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing us to incur significant expense. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the financial stability of our critical vendors.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The Illinois legislature has adopted the Risk Management and ORSA Law, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA law also provides that, no less than annually, an insurer must submit an ORSA summary report. Under the Illinois insurance holding company laws, on an annual basis, we are also required to file with the IDOI an enterprise risk report, which is intended to identify the material risks within our insurance holding company system that could pose enterprise risk to our insurance company subsidiaries. We operate within an ERM framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in us accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own five commercial buildings totaling 174,000 square feet on our 23-acre campus that serves as our corporate headquarters in Peoria, Illinois. All of our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

	Closing Stock Price			Dividends
2017	High	Low	Ending	Declared
1st Quarter	$61.61	$57.15	$60.02	$0.20
2nd Quarter	58.67	53.01	54.62	0.21
3rd Quarter	58.68	51.02	57.36	0.21
4th Quarter	60.93	56.99	60.66	1.96

	Closing Stock Price			Dividends
2016	High	Low	Ending	Declared
1st Quarter	$68.05	$59.14	$66.86	$0.19
2nd Quarter	68.78	61.35	68.78	0.20
3rd Quarter	71.00	66.41	68.36	0.20
4th Quarter	68.82	54.60	63.13	2.20

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI has paid dividends for 166 consecutive quarters and increased quarterly dividends in each of the last 42 years. In December 2017 and 2016, RLI paid special cash dividends of $1.75 and $2.00 per share, respectively, to shareholders. As of February 7, 2018, there were 797 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2012	2013	2014	2015	2016	2017

RLI	~~--------------~~	$100	158	173	227	242	243
S&P 500	••••••••••••••••	$100	132	150	153	171	208
S&P 500 P&C Index	— — —	$100	138	160	175	203	248

Assumes $100 invested on December 31, 2012, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 19.5%, S&P 500: 15.8%, and S&P 500 P&C Index: 19.9%.

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

Item 6.    Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the five years ended December 31, 2017:

(amounts in thousands, except per share data and ratios)	2017	2016	2015	2014	2013
OPERATING RESULTS
Gross premiums written	$885,312	874,864	853,586	863,848	843,195
Consolidated revenue	$797,224	816,328	794,634	775,165	705,601
Net earnings	$105,028	114,920	137,544	135,445	126,255
Comprehensive earnings	$140,337	113,756	89,935	170,801	119,112
Net cash provided from operating activities	$197,525	174,463	152,586	123,085	134,966

FINANCIAL CONDITION
Total investments and cash	$2,140,790	2,021,827	1,951,543	1,964,285	1,922,058
Total assets	$2,947,244	2,777,633	2,735,465	2,774,284	2,738,912
Unpaid losses and settlement expenses	$1,271,503	1,139,337	1,103,785	1,121,040	1,129,433
Total debt	$148,928	148,741	148,554	148,367	148,184
Total shareholders’ equity	$853,598	823,572	823,469	845,062	828,966
Statutory surplus (1)	$864,554	859,976	865,268	849,297	859,221

SHARE INFORMATION (2)
Net earnings per share:
Basic	$2.39	2.63	3.18	3.15	2.95
Diluted	$2.36	2.59	3.12	3.09	2.90
Comprehensive earnings per share:
Basic	$3.19	2.60	2.08	3.97	2.79
Diluted	$3.15	2.56	2.04	3.90	2.74
Cash dividends declared per share:
Ordinary	$0.83	0.79	0.75	0.71	0.67
Special	$1.75	2.00	2.00	3.00	1.50
Book value per share	$19.33	18.74	18.91	19.61	19.29
Closing stock price	$60.66	63.13	61.75	49.40	48.69
Stock Split					200%	(2)
Weighted average shares outstanding:
Basic	44,033	43,772	43,299	43,020	42,744
Diluted	44,500	44,432	44,131	43,819	43,514
Common shares outstanding	44,148	43,945	43,544	43,103	42,982

OTHER NON-GAAP FINANCIAL INFORMATION
Net premiums written to statutory surplus (1)	87%	86%	83%	83%	78%
GAAP combined ratio (3)	96.4	89.5	84.5	84.5	83.1
Statutory combined ratio (1)(3)	96.2	89.0	83.9	84.1	82.2

(1)

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

(2)	On January 15, 2014, our stock split on a 2-for-1 basis. All share and per share data has been retroactively stated to reflect this split.
(3)	See page 34 for information regarding non-GAAP financial measures.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. As a specialty insurance company with a niche focus, we offer insurance coverages in both the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our energy surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We focus on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2017, we achieved our 22nd consecutive year of profitability, averaging an 87.8 combined ratio over that period. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty E&S insurance company, has also enhanced financial results. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring certain measures of growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The casualty portion of our business consists largely of commercial umbrella, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

The surety segment specializes in writing small to large-sized commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2017, make a reasonable provision to meet our future obligations.

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

Loss and LAE Reserve Estimation Process

Estimates of the expected value of the unpaid loss and LAE are derived using standard actuarial methodologies on a quarterly basis. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent. Some examples would be the industry’s ongoing asbestos and environmental litigation and court interpretations of exclusionary language for mold and construction defect.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2017.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

We classify our investments in securities into one of three categories: trading, held-to-maturity or available-for-sale. We do not hold any securities classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date.

We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

DEFERRED TAXES

We record deferred tax assets and liabilities to the extent that temporary differences between the tax basis and GAAP basis of an asset or liability result in future taxable or deductible amounts. Our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium. We also have a significant amount of deferred tax liabilities from unrealized gains on the investment portfolio and deferred acquisition costs.

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

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $797.2 million for 2017, compared to $816.3 million for 2016 and $794.6 million in 2015.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2017	2016	2015
Net premiums earned	$737,937	$728,608	$700,161
Net investment income	54,876	53,075	54,644
Net realized gains	4,411	34,645	39,829
Total consolidated revenue	$797,224	$816,328	$794,634

Consolidated revenue declined slightly in 2017, due to lower amounts of realized gains recognized during the year. However, both net premiums earned from insurance operations and net investment income increased in 2017. Net premiums earned were up 1 percent, driven by results from our casualty segment. The growth from casualty offset a decline from our property segment, while the surety segment was flat for the year. Net premiums earned also increased on an overall basis in 2016 and 2015, with growth of 4 percent and 2 percent, respectively. Premium results for each of these periods were impacted by recent exits from certain product lines, including our recreational vehicles (RV) and treaty reinsurance lines in 2016 and our crop and facultative reinsurance lines in 2015. Investment income increased by 3 percent in 2017, compared to a 3 percent decline during the prior year. The increase was primarily due to a larger asset base in 2017 as well as an increase in other invested assets. We recorded net realized gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activity was largely due to normal portfolio rebalancing, as well as raising cash to support special dividends paid in each of the last three years. Net realized gains for 2017 and 2016 included $3.4 million and $7.2 million, respectively, of non-cash realized losses on goodwill and definite-lived intangible asset impairments, while 2015 reflects a $6.7 million gain related to the sale of RLI Indemnity Company.

NET EARNINGS	Year ended December 31,
(in thousands)	2017	2016	2015
Underwriting income	$26,844	$76,125	$108,558
Net investment income	54,876	53,075	54,644
Net realized gains	4,411	34,645	39,829
Interest expense on debt	(7,426)	(7,426)	(7,426)
General corporate expenses	(11,340)	(10,170)	(9,837)
Equity in earnings of unconsolidated investees	17,224	10,833	10,914
Earnings before income taxes	$84,589	$157,082	$196,682
Income tax benefit (expense)	20,439	(42,162)	(59,138)
Net earnings	$105,028	$114,920	$137,544

Net earnings for 2017 totaled $105.0 million, down from $114.9 in the prior year. The components of net earnings differed significantly from prior years, due to record levels of hurricane losses during 2017 and the passage of The Tax Cuts and Jobs Act of 2017 (TCJA). Catastrophe losses totaled $39.8 million in 2017, with Hurricanes Harvey, Irma and Maria responsible for $36.0 million of the total, which added 4 points to the combined ratio. These hurricanes collectively represented the largest wind-related catastrophe loss in company history, and contributed heavily to the lower underwriting income result in 2017. Catastrophe losses in 2016 were $16.3 million, split evenly between amounts related to spring storms and Hurricane Matthew, while 2015 results included $12.1 in spring and winter storm losses. Apart from the catastrophe impact, results for each of these years also reflected a combination of positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. The ex-catastrophe loss ratio has trended higher for the current accident year in 2017. The increase was largely driven by an overall shift in mix of business towards our casualty segment, as well as higher loss trends on certain lines within casualty. Favorable development in prior accident years’ reserves was similar in each of the past two years, as results for 2017 included $38.9 million in favorable development, compared to $42.0 million in 2016. The impact was greater in 2015, as favorable development in prior accident years’ reserves totaled $65.4 million, primarily due to larger amounts from our casualty segment. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. In total, underwriting income was $26.8 million in 2017, compared to $76.1 million in 2016 and $108.6 million in 2015. These results translate to combined ratios of 96.4 for 2017, 89.5 for 2016 and 84.5 for 2015. Our ability to continue to produce underwriting income, and to do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate us from the broader insurance market by ensuring sound risk selection and appropriate pricing which helps slow the pace of deterioration in our underwriting results.

We recorded an overall tax benefit in 2017 due to the impact of tax reform legislation enacted in late 2017. Among other provisions, the new law lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, we revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation reduced our net deferred tax liability and income tax expense by $32.8 million and decreased the effective tax rate by 38.8 percent. Additional information on the impact of tax reform and the revaluing of our deferred tax inventory can be found in note 7 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Incentive and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including net earnings excluding after-tax net realized gains or losses, combined ratio and return on capital. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate incentive targets. Incentive and profit sharing-related expenses attributable to the favorable reserve developments totaled $5.9 million, $6.6 million and $11.0 million for 2017, 2016 and 2015, respectively. An additional $7.7 million in incentive and profit-sharing-related expenses was recorded in 2017 in connection with the tax reform benefits recognized during the year. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2017, 2016 and 2015 increases were $4.9 million, $2.6 million and $1.9 million, respectively, in reductions to incentive and profit-sharing amounts earned due to losses associated with natural catastrophe activity.

Equity in earnings of unconsolidated investees totaled $17.2 million in 2017. Maui Jim contributed $14.4 million, up from $9.7 million and $9.9 million in 2016 and 2015, respectively. The remaining $2.8 million of equity in earnings of unconsolidated investees relates to our equity investment in Prime, up from $1.1 million and $1.0 million in 2016 and 2015, respectively.

RLI INSURANCE GROUP

The 2017 fiscal year was marked by a significant increase in U.S. catastrophe losses, as Hurricanes Harvey, Irma and Maria all made landfall during the third quarter. For the industry, this marked the most active year of U.S. catastrophes in over 20 years, and represented one of the costliest hurricane seasons in U.S. history. These losses served to erode some of the excess capital that has entered the marketplace in recent years, and modest increases to property primary and reinsurance rates started to emerge by the end of the year. Despite the large magnitude of these losses, the industry remains well capitalized, and the expectation is that the 2017 catastrophes do not represent a capital event for most insurers. Rather, the losses have been characterized as earnings events that do not call into question the adequacy of the insurance industry’s capital position. This is the case for RLI, as we remain adequately capitalized subsequent to these events, despite the fact that lower underwriting earnings were recorded during the year. The 2017 fiscal year marked our 22nd consecutive year of achieving an underwriting profit, as income from our casualty and surety segments outweighed the catastrophe-driven loss from our property segment.

Prior to the record hurricane activity, the trends and market conditions seen for much of 2017 were unchanged from the prior year in many respects. Competition in the industry remained intense across all of our segments, excess capital remains in the industry and elevated commercial auto loss trends were a focus for the industry and for RLI. Our efforts to address the problem areas within our transportation business made significant progress, as the combination of seeking adequate rate, non-renewing underperforming accounts and enhancing our processes led to steady improvements in results as the year progressed. While we continue to monitor this business closely, the transportation re-underwriting initiated in the fourth quarter of 2016 was completed in the second half of 2017. Our willingness to address underperforming businesses quickly is indicative of our disciplined underwriting approach, which we believe differentiates us from others in the industry. Despite the challenges in commercial auto, the industry benefited from favorable loss development in 2017 as a whole.

While not specific to the insurance industry and not a direct influence on our pretax underwriting performance, the passing of tax reform was also noteworthy in 2017. The enactment led to a one-time adjustment to our net deferred tax liability, which resulted in a $32.8 million reduction to our 2017 tax expense. Because our incentive and profit-sharing plans are influenced by corporate performance, including impacts such as this, we recorded an additional one-time $7.7 million in expenses related to this tax benefit. Of this total, $7.0 million is recorded in 2017 underwriting expenses. The segment level impact is discussed in the Underwriting Income sections that follow.

While overall pricing in our portfolio remained flat in 2017, we achieved top line growth of 1 percent during the year. New product initiatives within our casualty segment, coupled with modest rate increases on some casualty lines, more than offset the negative impact to premium from transportation re-underwriting, depressed pricing for catastrophe exposed business and product exits in recent years. These exits included RV and treaty reinsurance in 2016. Excluding the impact of these exits, gross premiums written for 2017 increased 4 percent.

The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written					Net Premiums Earned
(in thousands)	2017	% Change	2016	% Change	2015	2017	2016	2015
CASUALTY
Commercial and personal umbrella	$137,265	2%	$134,000	4%	$128,343	$115,543	$111,079	$104,598
General liability	95,217	4%	91,557	5%	87,099	90,283	86,853	84,165
Professional services	84,019	0%	83,672	4%	80,199	78,508	75,872	71,034
Commercial transportation	92,449	(13)%	105,697	16%	91,237	78,061	81,402	65,564
Small commercial	53,302	4%	51,391	7%	47,926	49,601	45,660	40,410
Executive products	55,598	8%	51,291	(2)%	52,106	18,086	18,755	17,892
Medical professional liability	21,847	4%	21,060	51%	13,992	17,072	17,449	12,292
Other casualty	45,752	111%	21,680	16%	18,768	31,449	17,773	16,293
Total	$585,449	4%	$560,348	8%	$519,670	$478,603	$454,843	$412,248

PROPERTY
Commercial property	$96,770	0%	$96,701	(9)%	$106,048	$63,117	$68,165	$75,749
Marine	59,663	13%	52,638	(2)%	53,685	50,931	48,301	47,016
Specialty personal	17,804	(31)%	25,867	(2)%	26,470	20,793	24,981	26,395
Other property	1,301	(88)%	10,931	(51)%	22,167	3,505	10,720	21,764
Total	$175,538	(6)%	$186,137	(11)%	$208,370	$138,346	$152,167	$170,924

SURETY
Miscellaneous	$46,461	(4)%	$48,184	9%	$44,328	$47,237	$46,235	$42,372
Contract	29,441	(4)%	30,540	5%	29,118	28,573	28,240	28,269
Commercial	29,954	(0)%	30,098	(8)%	32,597	27,625	29,105	29,529
Energy	18,469	(6)%	19,557	0%	19,503	17,553	18,018	16,819
Total	$124,325	(3)%	$128,379	2%	$125,546	$120,988	$121,598	$116,989
Grand total	$885,312	1%	$874,864	2%	$853,586	$737,937	$728,608	$700,161

Casualty

Gross premiums written from the casualty segment totaled $585.4 million, up 4 percent in 2017, following increases of 8 percent in 2016 and 2015. The segment was able to grow its top line during 2017 despite a 13 percent decline from transportation, which occurred as a result of ongoing re-underwriting efforts during much of the year. Re-underwriting actions began during the fourth quarter of 2016 in response to higher commercial auto loss trends, and resulted in a combination of rate increases on retained accounts and exits from certain underperforming classes of business. Transportation re-underwriting was completed during the latter part of 2017 with price increases obtained across all classes, in particular for commercial auto. While down on a full year basis, an increase in gross premiums written was posted by transportation in the fourth quarter of 2017. This business posted growth of 16 percent and 27 percent, respectively, in the two previous years.

Notwithstanding transportation, all products within the segment posted top line growth. Growth was led by other casualty, most notably our assumed reinsurance business with Prime and recently launched general binding authority (GBA) business. Gross premiums written have more than doubled for Prime, up $16.2 million during 2017, while GBA contributed $5.8 million. The growth from Prime follows 18 percent and 11 percent increases in 2016 and 2015, respectively, due to expansion into new classes of business. Exposure growth from both mature and newer products led to premium increases within our executive products and general liability lines. Gross premiums written were up 8 percent in 2017 for executive products, driven by growth from newer products such as cyber liability. This growth more than offset a continued trend of lower prices for executive products offerings, as low single digit rate declines have been experienced in each of the past three years. General liability growth was 4 percent and 5 percent in 2017 and 2016, respectively, due to exposure growth from new product initiatives such as energy casualty and mortgage reinsurance that were launched in 2016. Growth from general liability was achieved despite pricing that has continued to trend slightly lower in recent years. Umbrella also posted a modest top line increase, up 2 percent, as both commercial and personal accounts contributed to growth during 2017. This result reflects slightly improved pricing for all coverages, as well as exposure growth attributable to our new energy casualty offering. Except for a small decline in commercial umbrella rates during 2015, pricing has been flat to slightly up for each of the past three years across our umbrella businesses, and has contributed to continued growth in gross premiums over these periods.

Other products contributing to growth included small commercial and medical professional liability. Small commercial posted premium growth of 4 percent for 2017, after increasing 7 percent and 14 percent in 2016 and 2015, respectively. The growth in each of these years was exposure driven as prices for these coverages have been flat to down slightly over this timeframe. Medical professional liability premiums increased modestly during 2017, due to exposure growth from health care liability coverages within the group, which more than offset ongoing price declines and competitive pressures in other coverages. Premiums were flat for our professional services group during 2017, following modest growth achieved in 2016 and 2015. Professional services continued to benefit from improved pricing, in particular for our architects and engineers lines, consistent with trends seen in these lines over the two previous years.

Property

Gross premiums written in the property segment decreased 6 percent in 2017 after decreasing 11 percent in 2016 and 21 percent in 2015. These results reflect exits from RV and treaty reinsurance in 2016, and facultative reinsurance and crop reinsurance in 2015. For each of the exited lines, factors such as poor underwriting performance, lack of scale or unfavorable market conditions were key considerations in the decisions to exit. The exception is our exit from crop reinsurance, which occurred due to the acquisition of the cedant company. For 2017, excluding the impact of the exits from RV and treaty reinsurance, gross premiums written from the property segment were up 6 percent.

The market for our E&S property coverages continued to be challenging in 2017. While the losses from Hurricanes Harvey, Irma and Maria have had a positive impact on prices for wind-exposed catastrophe coverages, the overall market remains flush with capital, which may limit the duration and magnitude of further price strengthening. Following the spike in hurricane activity, renewal rates on catastrophe coverages improved, with wind-exposed accounts showing mid-single digit increases during the fourth quarter of 2017. Although rate change on wind and earthquake exposed catastrophe coverages remained negative on a year-to-date basis, the rate of decline was slower than that of recent years. By comparison, low double digit rate decreases were experienced throughout 2016 and 2015. In total, our commercial property business was able to achieve a flat top line in 2017, as modest exposure growth served to offset rate declines from the catastrophe exposed coverages. This result follows declines of 9 percent in 2016 and 2015. Marine contributed significantly to growth during the year, up 13 percent due to a combination of exposure growth and modestly higher prices for inland marine. Premiums from marine were down 2 percent in 2016 after increasing slightly in 2015, with results for each of those periods reflecting slightly improved pricing.

Specialty personal lines include property coverage for Hawaii homeowners, which posted a 7 percent increase in gross premiums written during 2017, after increasing 8 percent in 2016 and flat in 2015. Growth from this line has been primarily exposure driven as rates have been relatively flat over this timeframe. Specialty personal offerings also included our RV product, which we exited at the end of 2016 due to under performance. RV accounted for less than $1.0 million in gross premiums written in 2017, compared to $10.4 million and $13.4 million during 2016 and 2015, respectively. From an underwriting income standpoint, the exit from RV is expected to benefit property segment results, as this product sustained underwriting losses in each year of operation. Other property, which includes reinsurance premiums, has also declined in 2017 due to recent product exits. Premiums in 2016 related specifically to our treaty reinsurance business, while the results prior to 2016 included both treaty and facultative reinsurance. Facultative reinsurance was discontinued in 2015. In the latter part of 2016, we also discontinued our treaty reinsurance offering, due to a combination of lack of scale, increased loss activity and unfavorable market conditions.

Surety

Gross premiums written from our surety segment declined 3 percent in 2017, following modest growth of 2 percent and 6 percent in 2016 and 2015, respectively. The decline in the current year resulted from decreases within each of our surety products. Miscellaneous surety was down 4 percent, largely due to targeted reductions to select programs during the year. This product posted steady increases in the two preceding years, with both new and existing programs contributing to the growth in those periods. Contract surety was also down 4 percent in 2017, as certain accounts which no longer met our underwriting appetite were non-renewed. Contract surety was up 5 percent in 2016 due largely to growth from bonds targeted to smaller contractors, following a period of slight decline in the year prior. Commercial surety was down slightly in 2017 as efforts to selectively trim the portfolio continued. These efforts to upgrade the portfolio in favor of retaining higher quality, lower risk accounts began in 2016, and also led to a decline in that period. Commercial surety was up 7 percent in 2015. For energy surety, similar efforts to upgrade the portfolio have taken place over the past year. These activities, combined with the impact of continued lower energy prices and soft market conditions, contributed to the 6 percent decline in 2017. Gross premiums written from energy surety for 2016 were up slightly, following an 8 percent increase achieved in 2015 as we capitalized on opportunities provided by energy industry consolidation.

UNDERWRITING INCOME (LOSS)
(in thousands)	2017	2016	2015
Casualty	$3,904	$36,329	$46,263
Property	(11,859)	12,832	29,025
Surety	34,799	26,964	33,270
Total	$26,844	$76,125	$108,558

COMBINED RATIO	2017	2016	2015
Casualty	99.2	92.0	88.8
Property	108.6	91.6	83.1
Surety	71.2	77.8	71.5
Total	96.4	89.5	84.5

Casualty

Underwriting income for the casualty segment was $3.9 million in 2017, which translates into a combined ratio of 99.2. The current accident year combined ratio in 2017 was higher than prior years, primarily due to higher loss ratio selections on transportation and other auto-related exposures. Changes in mix of business, due in part to growth from more recent product launches, has also served to increase the current accident year loss ratio since we take a conservative approach to loss ratio selection for new products. Slightly higher catastrophe losses also impacted results in 2017, as hurricane losses were sustained during the year on certain casualty-oriented products that include ancillary property exposures.

Favorable development on prior accident years’ loss reserves benefited underwriting earnings in each of the past three years, though the benefit in 2017 was smaller than the two previous years. The total benefit from favorable development on prior years’ reserves was $17.5 million for 2017, with the bulk of the development attributable to accident years 2014 through 2016. Products which generated the majority of the favorable development included umbrella, general liability, executive products, small commercial and professional services. The reduced benefit for 2017 was driven mainly by lower levels of favorable development on our general liability, commercial umbrella and small commercial lines compared to the two previous years. Our transportation business experienced adverse development on prior years’ reserves for the second consecutive year, though the level of adverse development was considerably smaller in 2017. We began re-underwriting our transportation book in the fourth quarter 2016 in response to adverse commercial auto loss trends, with a focus on obtaining appropriate rate increases and improving risk selection. While some unfavorable development was experienced in the first quarter of 2017, loss development results improved for the remainder of the year. Our transportation re-underwriting efforts were completed during the second half of 2017. In total, prior accident years’ reserve development for transportation was unfavorable by $7.4 million and $15.4 million in 2017 and 2016, respectively, and favorable by $5.4 million in 2015.

Comparatively, overall results for the casualty segment in 2016 included favorable development of $32.4 million, with the bulk of the development attributable to general liability, executive products, small commercial and umbrella across accident years 2009 through 2015. For 2015, results included favorable development of $45.7 million, with the bulk of the development related to accident years 2006 through 2014. Most product lines within the segment experienced favorable development, with general liability, umbrella and small commercial representing the majority of the release.

The segment’s loss ratio was 63.9 in 2017, compared to 57.1 in 2016 and 53.0 in 2015. The loss ratio increased in 2017 due in part to the lower benefit from favorable development on prior years’ reserves. A higher current accident year loss ratio also contributed to the increase during 2017, due to shifts in product mix, higher loss ratio selections and modest amount of catastrophe losses mentioned above. From a current accident year standpoint, 2016 and 2015 reflected positive underwriting performance. The expense ratio for the casualty segment was 35.3 in 2017, compared to 34.9 in 2016 and 35.8 in 2015. An additional $3.9 million of incentive and profit-sharing expenses was recognized in connection with tax reform benefits during 2017, accounting for nearly 1 point of the expense ratio. Adjusting for this one-time impact, the expense ratio has trended lower in the past three years, as the increase in premiums has allowed for improved leveraging of our expense base.

Property

The property segment produced an underwriting loss of $11.9 million for 2017, which translates into a 108.6 combined ratio. The underwriting loss was driven by $38.4 million in catastrophe losses during the year, the bulk of which related to hurricane activity occurring in the third quarter. Property segment losses attributable to Hurricanes Harvey, Irma and Maria totaled $34.9 million, and amounted to the largest wind loss in the company’s history. The majority of our losses related to Hurricanes Harvey and Irma, and were associated with our commercial property and marine lines. The catastrophe losses resulted in an underwriting loss on the 2017 accident year. Comparatively, catastrophe losses were relatively small in each of the two prior years. For 2016, losses related to Hurricane Matthew and seasonal wind storm losses combined to impact the segment by $15.8 million, while 2015 results included $11.8 million in losses from winter and spring storms. Accident year results for the previous two years reflected profitable underwriting performance, driven by commercial property lines in 2016, and improved loss ratios from marine in 2015.

Partially offsetting the catastrophe losses described above, favorable development in prior years’ reserves benefited underwriting results in each of the past three years. Results for 2017 included $12.1 million of favorable development in prior years’ reserves, largely from marine and commercial property, compared to $4.8 million and $11.8 million in 2016 and 2015, respectively. Marine and other property reinsurance were drivers of the favorable development during 2016 and 2015, with each year partially offset by adverse development from RV.

The segment’s loss ratio was 61.5 in 2017 compared to 46.9 in 2016 and 40.9 in 2015. The record catastrophe losses in 2017 added nearly 28 points to the loss ratio, compared to 10 points and 7 points of impact from catastrophe losses in 2016 and 2015, respectively. Higher current accident year losses from our fire business also contributed to the loss ratio increase in 2017. These items were partially offset by approximately 7 points of favorable development on prior years’ reserves in 2017, compared to 1 point and 6 points of benefit in the two previous years. Results for 2015 reflected the improved current accident year loss ratio performance resulting from marine re-underwriting efforts. The expense ratio for the property segment was 47.1 in 2017 compared to 44.7 in 2016 and 42.2 in 2015. An additional $1.8 million of incentive and profit-sharing expenses was recognized in connection with tax reform benefits during 2017, which added approximately 1 point to the expense ratio. Beyond this one-time impact in 2017, the expense ratio has trended higher in the past three years, driven largely by the overall decline in earned premium and the relative fixed nature of certain expenses.

Surety

Underwriting income totaled $34.8 million in 2017, which translates into a combined ratio of 71.2. Underwriting performance for each of the past three years reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. From a current accident year standpoint this segment has continued to deliver strong performance, with each product line contributing underwriting profit. The current accident year combined ratio result in each of the past three years has been in the low 80s, though the result for 2016 was slightly higher due to increased current accident year losses from energy surety and contract surety. While all years benefited from favorable development in prior years’ reserves, the amount of favorable development was higher during 2017. Results for 2017 included $9.3 million of favorable development in prior years’ reserves, compared to $4.8 million and $7.9 million in 2016 and 2015, respectively.

The segment’s loss ratio was 9.0 in 2017, compared to 15.2 in 2016 and 9.2 in 2015. The higher amount of favorable development on prior years’ reserves was the primary driver of the lower loss ratio in 2017. The above mentioned losses in 2016 on energy and contract surety also contributed to the modestly higher loss ratio in that period. The expense ratio for the segment was 62.2 in 2017, compared to 62.6 in 2016 and 62.3 in 2015. The slight improvement in 2017 was driven by shifts in product mix and smaller amounts of reinstatement premium related to ceded loss activity on prior accident years. In addition, $1.4 million of incentive and profit-sharing expenses was recognized in connection with tax reform benefits during 2017, which added approximately 1 point to the expense ratio. No such expense amounts were present in 2016 or 2015 results.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2017, net investment income increased by 3 percent. The increase was primarily due to a larger asset base in 2017, as well as the increase in other invested assets. The average annual yields on our investments were as follows for 2017, 2016 and 2015:

	2017	2016	2015
PRETAX YIELD
Taxable (on book value)	3.20%	3.20%	3.42%
Tax-exempt (on book value)	2.57%	2.64%	2.75%
Equities (on fair value)	2.71%	2.85%	2.94%

AFTER-TAX YIELD
Taxable (on book value)	2.08%	2.08%	2.22%
Tax-exempt (on book value)	2.44%	2.50%	2.61%
Equities (on fair value)	2.31%	2.43%	2.51%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities are subject to our corporate tax rate of 35.0 percent, our tax-exempt municipal securities are subject to a tax rate of 5.3 percent and our dividend income is generally subject to a tax rate of 14.2 percent. During 2017, the average after-tax yield on the taxable fixed income portfolio was 2.1 percent, the same as the prior year, while the average after-tax yield on the tax-exempt portfolio decreased to 2.4 percent.

Despite bond prices falling during the final quarter of the year, the fixed income portfolio increased by $67.0 million during the year as the majority of operating cash flows were used for fixed income purchases. The tax-adjusted total return on a mark-to-market basis was 4.4 percent. Due to strong equity market returns in 2017, our equity portfolio increased by $31.3 million to $400.5 million. The total return for the year on the equity portfolio was 15.8 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net	Net Realized	Unrealized	Avg.	Avg.
	Invested	Investment	Gains	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	(Losses) (3)	(3)(4)	Assets	Assets
2013	1,881,470	52,763	22,036	(10,923)	3.4%	3.7%
2014	1,943,172	55,608	32,182	55,180	7.4%	7.7%
2015	1,957,914	54,644	39,829	(71,049)	1.2%	1.5%
2016	1,986,685	53,075	34,645	(2,313)	4.3%	4.6%
2017	2,081,309	54,876	4,411	53,719	5.4%	5.8%
5-yr Avg.	$1,970,110	$54,193	$26,621	$4,923	4.3%	4.7%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $4.4 million in net gains in 2017. Included in this number is $10.3 million in net realized gains in the equity portfolio, $1.7 million in net realized losses in the fixed income portfolio and $4.2 million in other net realized losses, $3.4 million of which related to a non-cash impairment charge on goodwill and definite-lived intangibles. In 2016, we realized $34.6 million in net gains. Included in this number is $38.7 million in net realized gains in the equity portfolio, $4.2 million in net realized gains in the fixed income portfolio and $8.3 million in other net realized losses, $7.2 million of which related to a non-cash impairment charge on goodwill. In 2015, we realized $39.8 million in net gains. Included in this number is $22.1 million in net realized gains in the equity portfolio, $10.8 million in net realized gains in the fixed income portfolio and $6.9 million in other net realized gains related to the sale of RIC.

We regularly evaluate the quality of our investment portfolio. When we determine that a specific security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We recognized $2.6 million and $0.1 million in impairment losses in 2017 and 2016, respectively. All losses were taken on fixed income securities we no longer had the intent to hold until recovery. We did not recognize any OTTI losses during 2015.

As of December 31, 2017, we held three securities in our equity portfolio that were in unrealized loss positions. The total unrealized loss on these securities was $0.9 million. With respect to both the significance and duration of the unrealized loss positions, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 346 positions at an unrealized loss as of December 31, 2017. Of these 346 securities, 133 have been in an unrealized loss position for 12 consecutive months or longer and represent $5.1 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2017.

INVESTMENTS

We maintain a diversified investment portfolio with an 80 percent fixed income and 20 percent equity target. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical equity allocation. As of December 31, 2017, the portfolio had a fair value of $2.1 billion, an increase of $119.0 million from the end of 2016.

We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information, see notes 1 and 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

As of December 31, 2017, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or
	Amortized		Unrealized	% of Total
Asset Class	Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$92,561	$91,689	$(872)	4.3%	AAA
U.S. agency	18,541	18,778	237	0.9%	AAA
Non-U.S. govt & agency	7,501	7,588	87	0.4%	BBB+
Agency MBS	329,129	328,471	(658)	15.3%	AAA
ABS/CMBS**	70,405	70,526	121	3.3%	AAA
Corporate	508,128	519,022	10,894	24.2%	BBB+
Municipal	620,146	636,165	16,019	29.7%	AA
Total fixed income	$1,646,411	$1,672,239	$25,828	78.1%	AA-
Equities	$182,002	$400,492	$218,490	18.7%
Short-term investments	$9,980	$9,980	$—	0.5%
Other invested assets	33,779	33,808	29	1.6%
Cash	24,271	24,271	—	1.1%
Total portfolio	$1,896,443	$2,140,790	$244,347	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 78 percent of our total 2017 portfolio, down 1 percent from 2016. As of December 31, 2017, the fair value of our fixed income portfolio consisted of 38 percent AAA-rated securities, 28 percent AA-rated securities, 17 percent A-rated securities, 11 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 35 percent AAA-rated securities, 30 percent AA-rated securities, 18 percent A-rated securities, 11 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2016.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2017, our fixed income portfolio’s duration was 5.0 years.

Our equity portfolio had a fair value of $400.5 million at December 31, 2017, entirely classified as available-for-sale. Equities comprised 19 percent of our total 2017 portfolio, up 1 percent over 2016. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a focus on dividend income. Our strategy is value oriented and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2017, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$105,650	$4,817	$—	$—	$—	$—	$110,467
Non-U.S. government & agency	—	—	—	7,588	—	—	7,588
Corporate - financial	—	6,443	87,986	40,384	—	—	134,813
All other corporate	10,119	10,028	92,040	106,230	15,449	—	233,866
Corporate financial - private placements	—	4,059	19,463	7,395	3,696	—	34,613
All other corporate - private placements	—	—	25,088	16,177	73,850	615	115,730
Municipal	120,474	440,044	68,940	—	—	6,707	636,165
Structured:
GSE - RMBS	$247,116	$—	$—	$—	$—	$—	$247,116
ABS - utility	1,903	—	—	—	—	—	1,903
ABS - credit cards	5,207	—	—	—	—	—	5,207
ABS - auto loans	28,503	—	—	—	—	—	28,503
All other ABS	4,811	—	—	—	—	—	4,811
GSE - CMBS	81,355	—	—	—	—	—	81,355
CMBS	30,102	—	—	—	—	—	30,102
Total	$635,240	$465,391	$293,517	$177,774	$92,995	$7,322	$1,672,239

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2017
Planned amortization class	$35,871	$35,410	10.8%
Sequential	82,766	81,355	24.8%
Pass-throughs	210,492	211,706	64.4%
Total	$329,129	$328,471	100.0%

2016
Planned amortization class	$40,283	$40,048	14.1%
Sequential	28,778	28,220	9.9%
Pass-throughs	213,941	215,801	76.0%
Total	$283,002	$284,069	100.0%

Our allocation to agency mortgage-backed securities totaled $328.5 million as of December 31, 2017. MBS represented 20 percent of the fixed income portfolio compared to $284.1 million or 18 percent of that portfolio as of December 31, 2016.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO) which include planned amortization classes (PACs) and sequential pay structures. A mortgage pass-through is a security consisting of a pool of residential mortgage loans which returns principal and interest cash flows to investors each month. A CMO has a more finite payment structure and can reduce the risks associated with prepayment. CMO securities are divided into maturity classes that are paid off under certain expected interest rate conditions. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Sequential pay structures are a type of CMO where each risk tranche is paid off in a particular order. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2017, all of the securities in our MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2017, the MBS portfolio contained 64 percent of pure pass-throughs compared to 76 percent as of December 31, 2016. An additional 25 percent of the MBS portfolio was invested in sequential payer, up from 10 percent in 2016.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2017
CMBS	$29,807	$30,102	42.7%
Auto	28,664	28,503	40.4%
Business	657	653	0.9%
Equipment	3,866	3,860	5.5%
Utility	1,924	1,903	2.7%
Credit card	5,187	5,207	7.4%
Other	300	298	0.4%
Total	$70,405	$70,526	100.0%

2016
CMBS	$24,179	$24,693	26.3%
Auto	42,602	42,345	45.1%
Business	1,149	1,149	1.2%
Equipment	5,259	5,265	5.6%
Utility	4,655	4,576	4.9%
Credit card	15,647	15,584	16.6%
Other	300	298	0.3%
Total	$93,791	$93,910	100.0%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans and residential or commercial mortgages. As of December 31, 2017, ABS/CMBS investments were $70.5 million (4 percent) of the fixed income portfolio, compared to $93.9 million (6 percent) as of December 31, 2016. All of the securities in the ABS/CMBS portfolio were rated AAA as of December 31, 2017. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms. We had $4.4 million in unrealized losses in these asset classes as of December 31, 2017.

Municipal Fixed Income Securities

As of December 31, 2017, municipal bonds totaled $636.2 million (38 percent) of our fixed income portfolio, compared to $627.3 million (39 percent) as of December 31, 2016. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2017, approximately 43 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 57 percent were revenue based. Eighty-eight percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2017, our corporate debt portfolio totaled $519.0 million (31 percent) of the fixed income portfolio compared to $508.4 million (32 percent) as of December 31, 2016. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $93.0 million at the end of 2017. The corporate debt portfolio has an overall quality rating of BBB+, diversified among 563 issues.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2017, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	unrealized
(in thousands)	Cost	Fair Value	Gains	losses
Bonds:
Corporate - financial	$130,685	$134,813	$4,312	$(184)
All other corporate	228,682	233,866	5,710	(526)
Financials - private placements	33,902	34,613	839	(128)
All other corporate - private placements	114,859	115,730	1,714	(843)
Total	$508,128	$519,022	$12,575	$(1,681)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2017, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,023	$15,984
Due after one year through five years	318,411	322,988
Due after five years through 10 years	586,340	598,041
Due after 10 years	326,103	336,229
Mtge/ABS/CMBS*	399,534	398,997
Total fixed income	$1,646,411	$1,672,239

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2017, our equity portfolio totaled $400.5 million (19 percent) of the investment portfolio, compared to $369.2 million (18 percent) as of December 31, 2016. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, the S&P 500 Index, and the S&P 500 Utilities Index. No one fund makes up more than 50 percent of the ETF allocation, and the philosophy mirrors that of the actively managed equity portfolio, with a preference for dividend income and lower anticipated volatility than the market (as measured by the S&P 500). We did not recognize any impairment losses in the equity portfolio during 2017 or 2016.

INTEREST AND CORPORATE EXPENSE

We incurred $7.4 million of interest expense on outstanding debt during 2017, 2016 and 2015. We completed a public debt offering in October 2013, issuing $150.0 million in senior notes, and used a portion of the proceeds to repay $100.0 million in senior notes that were originally set to mature in January 2014. At December 31, 2017, 2016 and 2015, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2017, 2016 and 2015, we exceeded the required return, resulting in the accrual of executive bonuses. Increased levels of comprehensive earnings in 2017 resulted in higher variable compensation earned. In addition, other general corporate expenses were up due to certain non-recurring expenses.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company, and as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2017, we recorded $14.4 million in earnings from this investment compared to $9.7 million in 2016 and $9.9 million in 2015. Sunglass sales were up 9 percent in 2017, after increasing 2 percent in 2016 and decreasing 2 percent in 2015. In addition to the increased sales, foreign exchange gains in 2017, compared to foreign exchange losses in 2016 and benefits associated with tax reform, led to Maui Jim’s increase in earnings for 2017.

In 2016, we received a dividend from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

As of December 31, 2017, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2017, we recorded $2.8 million in investee earnings for Prime, compared to $1.1 million in 2016 and $1.0 million in 2015. Additionally, we maintain a 25 percent quota share reinsurance treaty with Prime, which contributed $29.6 million of gross premiums written and $21.0 million of net premiums earned during 2017, compared to $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016 and $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015.

INCOME TAXES

Our effective tax rates were -24.2 percent, 26.8 percent and 30.1 percent for 2017, 2016 and 2015, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was significantly lower in 2017, primarily as the result of recent tax reform. Additionally, catastrophic losses incurred in the third quarter resulted in significantly lower pretax earnings and the change in accounting for excess tax benefits on share-based compensation further decreased the effective tax rate.

The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law on December 22, 2017. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, we revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation reduced our net deferred tax liability and income tax expense by $32.8 million and decreased the effective tax rate by 38.8 percent.

Except for the following two aspects, we have completed the accounting for the tax effects of the enactment of the TCJA as of December 31, 2017. First, we provisionally recorded $2.3 million in deferred tax expense for an expected disallowance of deductions related to certain performance based compensation, including bonuses and stock options. As there is a lack of clarity on whether some amounts could be grandfathered in as deductible, we were unable to complete our analysis. Once the IRS provides more guidance on the deductibility of certain compensation classes, we will finalize the tax expense adjustments for this aspect of the TCJA changes. Second, the IRS has not yet published the factors for us to calculate the discount on loss reserves under the basis required by the TCJA. Although there is currently no net impact from the tax law changes, the gross deferred tax assets will likely increase as the discounting factors are expected to delay the deductibility of loss reserves. Once the revised discount factors are obtained, we can implement the new discounting methodology related to this aspect of the TCJA changes and will recognize the adjustment ratably over the allowed eight-year period beginning in 2018.

In 2017, the company adopted FASB ASU 2016-09, which requires the excess tax benefit on share-based compensation to flow through income tax expense. Prior to the adoption, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Due to the new accounting method, we recognized a $5.8 million tax benefit in 2017, decreasing the effective tax rate by 6.9 percent.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends (7.35 percent in 2018) would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. We received a $9.9 million dividend from Maui Jim in the fourth quarter of 2016 and recognized a $2.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7 percent in 2016), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. No dividends were received from unconsolidated investees in 2015. Standing alone, the dividend resulted in a 1.6 percent and 1.8 percent reduction to the 2017 and 2016 effective tax rates, respectively.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Special dividends paid to the ESOP in 2017, 2016 and 2015 resulted in tax benefits of $1.9 million, $2.4 million and $2.5 million, respectively. These tax benefits reduced the effective tax rate for 2017, 2016 and 2015 by 2.3 percent, 1.5 percent and 1.2 percent, respectively.

In addition, our pretax earnings in 2017 included $25.4 million of investment income that is partially exempt from federal income tax, compared to $24.9 million and $25.1 million in 2016 and 2015, respectively.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to us. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $969.5 million at December 31, 2017, from $851.1 million as of December 31, 2016. This reflects incurred losses of $401.6 million in 2017 offset by paid losses of $283.2 million compared to incurred losses of $349.8 million offset by $304.6 million paid in 2016. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $1.3 billion at December 31, 2017 from $1.1 billion at December 31, 2016 while ceded loss and LAE reserves increased to $302.0 million from $288.2 million over the same period.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes these three cash flows over the last three years:

(in thousands)	2017	2016	2015
Operating cash flows	$197,525	$174,463	$152,586
Investing cash flows (uses)	(81,212)	(53,622)	(60,597)
Financing cash flows (uses)	(110,311)	(113,653)	(111,528)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2017, the majority of cash flow uses were related to financing and investing activities, and associated with the payments of dividends and net purchases of investments, respectively.

We have entered into certain contractual obligations that require us to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2017:

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$353,003	$482,956	$232,506	$203,038	$1,271,503
Long-term debt	—	—	—	150,000	150,000
Operating leases	5,589	10,376	10,017	6,644	32,626
Other invested assets	23,906	3,733	165	155	27,959
Total	$382,498	$497,065	$242,688	$359,837	$1,482,088

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $302.0 million at December 31, 2017, compared to $288.2 million in 2016.

The next largest contractual obligation relates to long-term debt outstanding. On October 2, 2013, we completed a public debt offering of $150.0 million in senior notes maturing September 15, 2023, (a 10-year maturity) and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. We are not party to any off-balance sheet arrangements. See note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our long term debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

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

At December 31, 2017, we had cash, short-term investments and other investments maturing within one year of approximately $50.2 million and an additional $323.0 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the year ended December 31, 2017, no amounts were outstanding on the revolving line of credit.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Based on qualifying assets at year end, aggregate borrowing capacity is approximately $20 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. During the fourth quarter of 2017, we borrowed and repaid $5.5 million from the FHLBC. The borrowing occurred due to a timing difference between dividends paid and received at one of our subsidiaries. As of the year ended December 31, 2017, there were no outstanding borrowings with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 22 consecutive years.

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
Acquisitions
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2017, our portfolio had a carrying value of $2.1 billion. Portfolio assets at December 31, 2017, increased by $119.0 million, or 6 percent, from December 31, 2016.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2017, 47 percent of our shareholders’ equity was invested in equities, compared to 45 percent at December 31, 2016 and 46 percent at December 31, 2015.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2017, our capital structure consisted of $148.9 million in 10-year maturity senior notes (long-term debt) and $853.6 million of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2017.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2017, our holding company had $853.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $23.5 million in liquid investment assets, which approximates half of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and ordinary dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2017, 2016 and 2015, our principal insurance subsidiary paid ordinary dividends totaling $107.0 million, $123.6 million and $125.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). No extraordinary dividends were paid in 2017, 2016 or 2015. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted through the third quarter of 2018 and cannot be distributed to RLI Corp. without prior approval of the IDOI. However, in addition to the unrestricted liquid net assets that RLI Corp. had on hand as of December 31, 2017, RLI Corp. has other anticipated cash inflows and access to lines of credit that would cover normal annual holding company expenditures as they are incurred and become payable.

Our 167th consecutive dividend payment was declared in February 2018 and will be paid on March 20, 2018, in the amount of $0.21 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2018

The insurance industry is expected to post a sizable underwriting loss in 2017, with an estimated combined ratio of 107 as a direct result of the elevated catastrophe losses experienced during the year. Insurance margins had already declined by year-over-year rate reductions, impacted in part by excess capital in the market. Prior to 2017, however, benefits on prior year reserves and benign loss cost inflation had continued to support industry results. In 2017, catastrophe activity was heavier, reserve releases were smaller and the industry continued to experience an increase in loss cost inflation across several casualty lines.

The 2017 catastrophes have resulted in risk bearers taking a moment of temporary reflection. Most reinsurers have acted rationally by taking the opportunity to moderately raise rates on underperforming contracts. Primary carriers are evaluating underwriting authority, rate adequacy and market opportunities. We are regularly faced with new entrants into the specialty insurance market, which requires a deep understanding and discipline to be successful. We believe we are in a good position to capitalize on this uncertainty. Our focus on narrow and deep talent in selected niche markets, combined with a disciplined underwriting culture and a compensation plan that reinforces ownership and accountability, allows us to act quickly and with confidence when opportunities arise. Our underwriters will continue to select the risks that should allow some underwriting margin regardless of the market rate even if that results in a temporarily smaller top line. We look to remain good stewards of the capital we are entrusted with and are optimistic that we will find worthy opportunities to put it to use.

We enter 2018 with a strong foundation, underlying momentum and unrealized potential. We spent a good portion of 2017 repositioning our portfolio by exiting some businesses in our property segment and addressing underperforming auto-related exposures. We did not just prune business, we also invested heavily in new casualty businesses, technology and improving the customer experience. Although we are not on the cutting edge of insurtech, we will continue to find ways to partner and learn from this wave of new ideas to become more effective, efficient and even easier to do business with. We did this in 2017 by partnering with one company to assess our exposures and triage the most pressing claims from the hurricanes.

As 2017 progressed, we saw a strengthening economy which increased underlying exposures and demand for insurance. We expect the recently passed tax reform to add further fuel to economic expansion, in addition to benefitting our bottom line in 2017 and beyond. This, coupled with the potential additional investments in the country’s infrastructure, could positively impact the construction industry, which a third of our insurance and surety businesses protect.

Our products are designed and underwritten by individuals with deep expertise. We are a niche participant in our chosen markets, offering convenient solutions to consumers who have unique needs, difficulty finding coverage or a need for specialized claims-handling. Our ownership culture and focus on underwriting discipline, coupled with a diverse portfolio of specialty products, have served us well in all markets. We expect price stabilization and some firming throughout 2018, which should allow current accident years’ margins to stabilize or improve slightly. We also expect moderate growth in our top line and an underwriting profit overall, assuming normal catastrophe activity. Some additional detail by segment follows.

CASUALTY

We believe the top line momentum is sustainable into 2018. We expect the market disruption in commercial and personal auto to continue and we will take advantage of opportunities that meet our risk appetite. Our consistent and disciplined underwriting will continue to differentiate us. Automobile rate increases will persist, but we do expect at a diminutive pace. With this momentum, we expect our transportation division to grow in 2018. In our personal umbrella business, we expect to start seeing payback for investments in technology to enhance the customer experience and in our efforts to build relationships and expand distribution. The build out of a countrywide, admitted package capability will be completed in 2018. The slow, careful rollout to producers has begun with niche classes and will accelerate during the year. At the same time, we expect continued expansion of our package for professionals, as well as growth from our small contractor’s package as we make the product available in more states. The newer products launched in the last couple of years, including general binding authority, energy casualty, healthcare liability, cyber liability and mortgage reinsurance, are all building scale, which should continue. We anticipate that our growth from our reinsurance partnership with Prime will begin to moderate. Our established casualty businesses will likely remain steady unless there is more disruption in the market. We will keep a watchful eye on casualty loss cost trends. We believe the plaintiff bar has become more active and juries have become more receptive to reach beyond liability and put as much or more weight on an injured party’s needs than ever before. If this trend continues, loss cost inflation will rise which will drive more demand but may also increase loss severity. Overall, we expect more top line growth and current accident year underwriting margins to remain close to break-even for the near term.

PROPERTY

For the first time in several years, the property segment has the opportunity to grow in 2018. Commercial property, which focuses on catastrophe coverages, is seeing broad rate stabilization and rate increases in loss impacted areas. Reinsurance costs are expected to rise and should result in the primary carriers passing on this expense to their insureds. The degree of rate change will likely be less than what the industry was hoping for, following a year of nearly $85 billion in catastrophe losses, but any increase will improve a product line where margins were getting too thin relative to the risk. Investments in marketing and new production sources will benefit our Hawaii homeowners and marine business units. Bottom-line profitability should return assuming a more normal catastrophe year. The expense ratio should decline modestly with expected growth across all property business units.

SURETY

The surety division competes in the most difficult market conditions of all of our segments. There is pressure to loosen underwriting standards, credit terms, indemnification provisions and rates while increasing commissions. Poor decision-making could eventually result in an aggregation of severe losses to the undisciplined surety. We hold firm and steadfast in these conditions. We will remain consistent and disciplined in our underwriting approach, though our top line has declined some as a result. This segment is highly impacted by the regulatory environment and overall economic conditions, particularly to those existing in the public construction sector. We remain focused on what we can control – adding value by investing in people, service and technology that differentiates us for the future. Surety is coming off their best year of underwriting performance since the segment was launched in 1992. This level of profitability would be difficult to achieve in 2018. However, with our diligent underwriting, we expect to continue producing an underwriting profit and to outperform in this segment despite ongoing pressure on the top line.

INVESTMENTS

Our portfolio exhibited strong total return results again in 2017 as tighter credit spreads in fixed income insulated the portfolio from the uplift in short term Treasury yields. We were pleased to establish a positive net investment income result over several quarters and expect that profile to be supported by our invested asset base and overall market yields. The equity portfolio finished the year with double digit returns, however, conservatism and positioning in our strategy left us behind the S&P 500 for the calendar year.

Capital markets volatility was markedly muted during 2017, while returns were fairly robust. On the heels of a presidential election cycle, markets moved in one cohesive uptrend for most of the last twelve months based on optimism for fiscal stimulus, the potential for growth and the possibility of lower levels of Federal regulation. Throughout the year, gross domestic product shifted to levels above recent averages and the unemployment rate steadily declined. In this relatively robust macroeconomic setting, the U.S. central bank found enough rationale to raise short term rates on three occasions in 2017. Confidence in annual growth for the new year will likely perpetuate a trend of Federal Reserve tightening despite few signs of inflation. With short term interest rates reacting to monetary policy, two-year Treasury yields increased by nearly 0.7 percent during the year and the differential between short term and long term rates compressed significantly. Unless inflation expectations move higher, this ‘flat’ yield curve condition should persist in 2018. Any expectations that prices and wages accelerate, will be met with higher long term yields.

We are cautiously optimistic that conditions will remain supportive of asset prices, however we will remain disciplined in our approach to risk management and continue to regularly rebalance our portfolio positions. In the near term, the TCJA will require a reevaluation of the relative value of tax preferenced investments, including municipal holdings.

A delicate transition from monetary policy stimulus to one centered in fiscal policies has begun and market expectations are high for a smooth hand-off. Although, corporate fundamentals will be the standard bearer for the efficacy of tax reform in 2018, the second order impacts on consumer spending and medium-term growth have significant potential. Regardless of outcome, our strategy will continue to support insurance operations through investment income and sponsor long-term growth in book value through surplus-assigned strategies.

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

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2017 and 2016, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for more than five years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2017. Listed on each table is the December 31, 2017 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2017, our fixed income portfolio had a fair value of $1.7 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2017, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $92.6 million and $181.7 million, respectively.

As of December 31, 2017, our equity portfolio had a fair value of $400.5 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $34.3 million and $68.6 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100-basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/17 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,672,239	$(92,566)	$—
Equity securities	400,492	—	(34,320)
Total non-trading	$2,072,731	$(92,566)	$(34,320)

Effect of a 200-basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/17 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,672,239	$(181,689)	$—
Equity securities	400,492	—	(68,640)
Total non-trading	$2,072,731	$(181,689)	$(68,640)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100-basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/17 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,672,239	$87,916	$—
Equity securities	400,492	—	34,320
Total non-trading	$2,072,731	$87,916	$34,320

Effect of a 200-basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/17 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,672,239	$174,656	$—
Equity securities	400,492	—	68,640
Total non-trading	$2,072,731	$174,656	$68,640

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2017	2016
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,646,411 in 2017 and $1,596,227 in 2016)	$1,672,239	$1,605,209
Equity securities available-for-sale, at fair value (cost - $182,002 in 2017 and $187,573 in 2016)	400,492	369,219
Short-term investments, at cost which approximates fair value	9,980	5,015
Other invested assets	33,808	24,115
Cash	24,271	18,269
Total investments and cash	$2,140,790	$2,021,827
Accrued investment income	$15,166	$14,593
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,935 in 2017 and $15,981 in 2016	134,351	126,387
Ceded unearned premiums	57,928	52,173
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,014 in 2017 and $10,699 in 2016	301,991	288,224
Deferred policy acquisition costs, net	77,716	73,147
Property and equipment, at cost, net of accumulated depreciation of $47,676 in 2017 and $41,999 in 2016	55,849	54,606
Investment in unconsolidated investees	90,067	72,240
Goodwill and intangibles	59,302	64,371
Other assets	14,084	10,065
Total assets	$2,947,244	$2,777,633

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,271,503	$1,139,337
Unearned premiums	451,449	433,777
Reinsurance balances payable	21,624	17,928
Funds held	74,560	72,742
Income taxes - deferred	53,768	64,494
Bonds payable, long-term debt	148,928	148,741
Accrued expenses	52,848	51,992
Other liabilities	18,966	25,050
Total liabilities	$2,093,646	$1,954,061

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 67,078,569 shares in 2017 and 66,874,911 shares in 2016, and outstanding 44,148,355 shares in 2017 and 43,944,697 shares in 2016)	$67,079	$66,875
Paid-in capital	233,077	229,779
Accumulated other comprehensive earnings, net of tax	157,919	122,610
Retained earnings	788,522	797,307
Deferred compensation	8,640	11,496
Treasury stock, at cost (22,930,214 shares in 2017 and 2016)	(401,639)	(404,495)
Total shareholders’ equity	$853,598	$823,572
Total liabilities and shareholders’ equity	$2,947,244	$2,777,633

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net premiums earned	$737,937	$728,608	$700,161
Net investment income	54,876	53,075	54,644
Net realized gains	6,970	34,740	39,829
Other-than-temporary-impairment losses on investments	(2,559)	(95)	—
Consolidated revenue	$797,224	$816,328	$794,634
Losses and settlement expenses	$401,584	$349,778	$299,045
Policy acquisition costs	252,515	249,612	241,078
Insurance operating expenses	56,994	53,093	51,480
Interest expense on debt	7,426	7,426	7,426
General corporate expenses	11,340	10,170	9,837
Total expenses	$729,859	$670,079	$608,866
Equity in earnings of unconsolidated investees	17,224	10,833	10,914
Earnings before income taxes	$84,589	$157,082	$196,682
Income tax expense (benefit):
Current	$9,302	$41,034	$52,104
Deferred	(29,741)	1,128	7,034
Income tax expense (benefit):	$(20,439)	$42,162	$59,138
Net earnings	$105,028	$114,920	$137,544

Other comprehensive earnings (loss), net of tax	35,309	(1,164)	(47,609)
Comprehensive earnings	$140,337	$113,756	$89,935

Basic:
Net earnings per share	$2.39	$2.63	$3.18
Comprehensive earnings per share	$3.19	$2.60	$2.08

Diluted:
Net earnings per share	$2.36	$2.59	$3.12
Comprehensive earnings per share	$3.15	$2.56	$2.04

Weighted average number of common shares outstanding
Basic	44,033	43,772	43,299
Diluted	44,500	44,432	44,131

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2015	43,102,715	$845,062	$66,033	$213,737	$171,383	$786,908	$13,769	$(406,768)
Net earnings	—	$137,544	$—	$—	$—	$137,544	$—	$—
Other comprehensive earnings (loss), net of tax	—	(47,609)	—	—	(47,609)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(3,122)	3,122
Stock option excess tax benefit	—	11,413	—	11,413	—	—	—	—
Exercise of stock options	441,413	(3,364)	441	(3,805)	—	—	—	—
Dividends paid ($2.75 per share)	—	(119,577)	—	—	—	(119,577)	—	—
Balance, December 31, 2015	43,544,128	$823,469	$66,474	$221,345	$123,774	$804,875	$10,647	$(403,646)
Net earnings	—	$114,920	$—	$—	$—	$114,920	$—	$—
Other comprehensive earnings (loss), net of tax	—	(1,164)	—	—	(1,164)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	849	(849)
Stock option excess tax benefit	—	9,576	—	9,576	—	—	—	—
Exercise of stock options	400,569	(741)	401	(1,142)	—	—	—	—
Dividends paid ($2.79 per share)	—	(122,488)	—	—	—	(122,488)	—	—
Balance, December 31, 2016	43,944,697	$823,572	$66,875	$229,779	$122,610	$797,307	$11,496	$(404,495)
Net earnings	—	$105,028	$—	$—	$—	$105,028	$—	$—
Other comprehensive earnings (loss), net of tax	—	35,309	—	—	35,309	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(2,856)	2,856
Stock option excess tax benefit	—	—	—	—	—	—	—	—
Exercise of stock options	203,658	3,502	204	3,298	—	—	—	—
Dividends paid ($2.58 per share)	—	(113,813)	—	—	—	(113,813)	—	—
Balance, December 31, 2017	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net earnings	$105,028	$114,920	$137,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(4,411)	(34,645)	(39,829)
Depreciation	6,944	6,430	5,406
Other items, net	16,368	17,699	15,006
Change in:
Accrued investment income	(573)	285	(249)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(7,964)	17,275	10,911
Reinsurance balances payable	3,696	(19,628)	(457)
Funds held	1,818	18,488	2,773
Ceded unearned premium	(5,755)	660	1,128
Reinsurance balances recoverable on unpaid losses	(13,767)	9,620	37,262
Deferred policy acquisition costs	(4,569)	(3,318)	(4,706)
Accrued expenses	856	(3,750)	(7,406)
Unpaid losses and settlement expenses	132,166	35,552	(17,255)
Unearned premiums	17,672	11,683	20,682
Income taxes:
Current	(3,019)	12,573	7,069
Deferred	(29,741)	1,128	7,034
Stock option excess tax benefit	—	(9,576)	(11,413)
Changes in investment in unconsolidated investees:
Undistributed earnings	(17,224)	(10,833)	(10,914)
Dividends received	—	9,900	—
Net cash provided by operating activities	$197,525	$174,463	$152,586

Cash flows from investing activities:
Purchase of:
Fixed income, available-for-sale	$(430,727)	$(557,067)	$(665,422)
Equity securities, available-for-sale	(20,719)	(36,335)	(39,905)
Short-term investments, net	(4,965)	—	—
Property and equipment	(9,238)	(16,155)	(10,035)
Investment in equity method investee	—	—	(1,711)
Acquisition of agency	—	(850)	—
Other	(19,112)	(7,722)	(4,642)
Proceeds from sale of:
Fixed income, available-for-sale	168,760	329,091	436,680
Equity securities, available-for-sale	36,573	89,909	53,110
Short-term investments, net	—	2,564	6,637
Property and equipment	128	1,688	76
Subsidiary or agency	408	—	7,500
Other	2,063	—	135
Proceeds from call or maturity of:
Fixed income, available-for-sale	195,617	141,255	156,980
Net cash used in investing activities	$(81,212)	$(53,622)	$(60,597)

Cash flows from financing activities:
Stock option excess tax benefit	$—	$9,576	$11,413
Proceeds from stock option exercises	3,502	(741)	(3,364)
Cash dividends paid	(113,813)	(122,488)	(119,577)
Net cash used in financing activities	$(110,311)	$(113,653)	$(111,528)

Net increase (decrease) in cash	$6,002	$7,188	$(19,539)

Cash at beginning of year	$18,269	$11,081	$30,620

Cash at end of year	$24,271	$18,269	$11,081

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

B.PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2016 and 2015 to conform to the classifications used in the current year. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

C.ADOPTED ACCOUNTING STANDARDS

ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach.

We adopted ASU 2016-09 on January 1, 2017. The guidance’s primary impact on our financial statements relates to the provision concerning the recognition of tax effects through the income statement in 2017 and forward. Excess tax benefits of $5.8 million were recognized during 2017 as a reduction to income tax expense rather than as an increase to additional paid-in-capital. The future impact to our income statement will vary depending upon the level of intrinsic value associated with option exercises in a particular period, as well as distributions from our deferred compensation plans. Additionally, the changes in cash flow presentation resulted in $5.8 million more operating cash flows and $5.8 million less financing cash flows for 2017 than would have been recognized under the previous guidance. We have historically estimated the number of forfeitures as part of our option valuation process and will continue to do so under the new guidance. As no aspect of the guidance that requires retrospective adoption impacted the Company, no prior period adjustments were made.

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

As most of our assets and liabilities associated with a reporting unit are measured at fair value, the impact of measuring the impairment at the reporting unit level rather than at the goodwill asset level was believed to be minimal.

D.PROSPECTIVE ACCOUNTING STANDARDS

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

ASU 2014-09 was issued to clarify and remove inconsistencies within revenue recognition requirements. The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the transaction price for a contract is allocated among separately identifiable performance obligations and a portion of the transaction price is recognized as revenue when the associated performance obligation has been completed or transferred to the customer. All contracts and fulfillment activities within the scope of Topic 944, Financial Services – Insurance, investment income, investment related gains and losses and equity in earnings of unconsolidated investees are outside the scope of this ASU.

This ASU was originally effective for interim and annual reporting periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to interim and annual periods beginning after December 15, 2017. Upon adoption on January 1, 2018, the guidance will be retrospectively applied to each prior reporting period. However, nearly all (over 99 percent) of our consolidated revenue is scoped out and therefore exempt from the guidance contained within this ASU. For the remaining portion, we believe our current revenue recognition policy aligns with the new guidance and that there will not be any changes to the way we recognize revenue once this ASU is adopted. Although the recognition of earnings from equity method investees is out of scope from the update, the recognition of revenue by our two equity method investees would be subject to the new guidance if the revenue streams are within this update’s scope. Any top line impact would affect the net income of each of the equity method investees, upon which we calculate our portion of earnings to recognize. We do not expect a material impact to our earnings, as the revenue generated by both of our equity method investees will either be outside the scope of this update or largely unaffected by the changes. Furthermore, this guidance becomes effective for private companies in periods beginning after December 15, 2018 and will therefore not impact our 2018 results.

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

This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The primary impact this guidance will have on our financial statements relates to the provision requiring the recognition of changes in the fair value of equity securities through the income statement rather than through other comprehensive income. Upon adoption in 2018, a $142.2 million cumulative-effect adjustment will be made to move net unrealized gains and losses from accumulated other comprehensive income to retained earnings. The impact to our income statement will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We do not have any financing leases, but recognized $6.8 million of operating lease expenses in 2017 and had $32.6 million of undiscounted future operating lease liabilities that would have to be discounted to present value and added to the balance sheet with a corresponding right-of-use asset if the guidance were applicable at December 31, 2017. We do not expect that there will be a materially different annual rental expense upon adoption.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We do not have any assets measured at amortized cost that would be impacted by this update. Additionally, as our fixed income portfolio is weighted towards higher rated bonds (83 percent rated A or better and 66 percent rated AA or better at December 31, 2017) and we purchase reinsurance from financially strong reinsurers, we do not expect that our credit losses will be material.

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

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21 percent from 35 percent) and to include the change in income from continuing operations. Since other comprehensive income was not affected by the revaluation of the deferred tax items, the net accumulated other comprehensive income (AOCI) balance was reflective of the historic 35 percent tax rate instead of the newly enacted rate, a difference that is referred to as a stranded tax effect. This ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of AOCI and into retained earnings. ASU 2018-02 does not replace the guidance requiring changes from the enactment of other tax laws or rates to be included within income from continuing operations and is applicable only to changes from the TCJA.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. As the adoption of ASU 2016-01 in 2018 will result in the reclassification of the entire unrealized balance on equity securities from AOCI into retained earnings, only the stranded tax effects on the unrealized balances of our fixed income securities and equity method investees will be impacted. Upon adoption of ASU 2018-02, a $4.1 million reclassification of the remaining stranded tax effects will be applied in the period of adoption or retrospectively to each period in which the effects of the TCJA changes are recognized. As there is no income statement impact and the balance sheet effect is limited to a reclassification within the equity section, there will not be a material impact to our financial statements.

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

HELD-TO-MATURITY SECURITIES

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Except for declines that are other-than-temporary, changes in the fair value of these securities are not reflected in the financial statements. We do not hold any debt security classified as held-to-maturity.

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

F.CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost. We have not experienced losses on these instruments. Other invested assets includes an investment in three low income housing tax credit partnerships (LIHTC), carried at amortized cost, membership in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, an investment in a business development company (BDC), carried at fair value, and an investment in a global credit fund, carried at fair value. Due to the nature of cash, short-term investments, the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value.

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

J.INVESTMENT IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the equity and earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, which is accounted for by the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $77.7 million in 2017 and $62.6 million in 2016. In 2017, we recorded $14.4 million in investee earnings for Maui Jim, compared to $9.7 million in 2016 and $9.9 million in 2015. Maui Jim recorded net income of $34.4 million in 2017, $26.9 million in 2016 and $23.7 million in 2015. Additional summarized financial information for Maui Jim for 2017 and 2016 is outlined in the following table:

(in millions)	2017	2016
Total assets	$259.4	$246.9
Total liabilities	88.0	112.4
Total equity	171.4	134.5

Approximately $66.3 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2017. In 2016, we received dividends of $9.9 million from Maui Jim. No dividends were received in 2017 or 2015.

As of December 31, 2017, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime), which is accounted for by the equity method. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $12.4 million at December 31, 2017 and $9.6 million at December 31, 2016. In 2017, we recorded $2.8 million in investee earnings for Prime, compared to $1.1 million in 2016 and $1.0 million in 2015. Additionally, we maintain a 25 percent quota share reinsurance treaty with Prime, which contributed $29.6 million of gross premiums written and $21.0 million of net premiums earned during 2017, compared to $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016 and $11.3 million of gross premiums written and $10.9 million of net premiums earned during 2015.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.INTANGIBLE ASSETS

Goodwill and intangibles totaled $59.3 million and $64.4 million at December 31, 2017 and 2016, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	2017	2016
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small Commercial	5,246	5,246
Medical professional liability *	3,595	5,208
Total goodwill	$49,657	$51,270

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $5,678 at 12/31/17 and $5,546 at 12/31/16	2,145	5,601
Total intangibles	$9,645	$13,101

Total goodwill and intangibles	$59,302	$64,371

*  The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $8.8 million and $7.2 million as of December 31, 2017 and 2016, respectively.

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2017. Based upon these reviews, our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2017, there were no triggering events on the above mentioned goodwill and intangible assets that would suggest an updated review was necessary.

As previously disclosed for our medical professional liability reporting unit, rate and volume declines coupled with adverse loss experience resulted in a triggering event during the second quarter of 2016. A fair value was determined by using a weighted average of a market approach valuation and income approach (or discounted cash flow method) valuation. It was determined that the carrying cost of our medical professional liability goodwill exceeded the fair value, resulting in a $7.2 million non-cash impairment charge. Further adverse loss experience triggered the need to test the medical professional liability reporting unit during the second quarter of 2017, resulting in an additional $3.4 million non-cash impairment charge. A fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.8 million non-cash impairment charge. Similar to in 2016, a fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $1.6 million non-cash impairment charge. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings. The annual impairment testing indicated no further impairment and no additional triggering events occurred subsequent to the second quarter of 2017.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.7 million, $0.9 million and $0.9 million for 2017, 2016 and 2015, respectively. We anticipate we will recognize amortization expense of $0.5 million in 2018, 2019 and 2020, $0.2 million in 2021 and $0.1 million in 2022. In addition to the aforementioned $1.8 million reduction due to the medical professional liability impairment, the asset sale of an agency in 2017 also reduced the definite-lived intangibles by $1.0 million.

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

N.INCOME TAXES

We file a consolidated federal income tax return. Federal income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some of the deferred tax assets will not be realized.

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

As an insurance company, we are subject to minimal state income tax liabilities. On a state basis, since the majority of our income is from insurance operations, we pay premium taxes which are calculated as a percentage of gross premiums written in lieu of state income taxes. Premium taxes are a component of policy acquisition costs.

O.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of these items increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding these items.

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the consolidated financial statements:

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2017
Basic EPS
Income available to common shareholders	$105,028	44,033	$2.39
Stock options	—	467
Diluted EPS
Income available to common shareholders and assumed conversions	$105,028	44,500	$2.36

For the year ended December 31, 2016
Basic EPS
Income available to common shareholders	$114,920	43,772	$2.63
Stock options	—	660
Diluted EPS
Income available to common shareholders and assumed conversions	$114,920	44,432	$2.59

For the year ended December 31, 2015
Basic EPS
Income available to common shareholders	$137,544	43,299	$3.18
Stock options	—	832
Diluted EPS
Income available to common shareholders and assumed conversions	$137,544	44,131	$3.12

P.COMPREHENSIVE EARNINGS

 Our comprehensive earnings include net earnings plus unrealized gains/losses on our available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings, we used a 35 percent tax rate. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $19.0 million, $(0.6) million and $(25.3) million for 2017, 2016 and 2015, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements:

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2017	2016	2015

Beginning balance	$122,610	$123,774	$171,383
Other comprehensive earnings before reclassifications	40,887	26,740	(26,199)
Amounts reclassified from accumulated other comprehensive earnings	(5,578)	(27,904)	(21,410)
Net current-period other comprehensive earnings (loss)	$35,309	$(1,164)	$(47,609)
Ending balance	$157,919	$122,610	$123,774

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2017	2016	2015	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$11,141	$43,024	$32,939	Net realized investment gains
	(2,559)	(95)	—	Other-than-temporary impairment (OTTI) losses on investments
	$8,582	$42,929	$32,939	Earnings before income taxes
	(3,004)	(15,025)	(11,529)	Income tax expense
	$5,578	$27,904	$21,410	Net earnings

Q.FAIR VALUE DISCLOSURES

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. We determined the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in a business development company and a global credit fund, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy. The fair value of our long-term debt is discussed further in note 4.

R.STOCK-BASED COMPENSATION

We expense the estimated fair value of employee stock options and similar awards. We measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest.

The tax effects related to share-based payments were made through net earnings in 2017. In 2016 and 2015, the tax effects of share-based compensation were recognized in additional paid-in capital under the alternative transition method. The alternative transition method used simplified methods to determine the impact on the additional paid-in capital pool and consolidated statements of cash flows.

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

Insurance Risks

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability. The insurance industry is currently operating under highly competitive conditions and, as a result, margins in the industry are under pressure. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income. Our profitability can be affected significantly by the ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes. We attempt to mitigate this risk by incentivizing our underwriters to maximize underwriting profit and remain disciplined in pricing and selecting risks. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2017 we had $1.3 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2017, for this coverage, we had reinsurance protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $325 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by us on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2017, these coverages were supported by $225 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by us in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2018. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Exposures

We are subject to environmental claims and exposures primarily through our commercial umbrella, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we seek to mitigate or control the extent of this exposure on the vast majority of this business through the following methods: (1) our policies include pollution exclusions that have been continually updated to further strengthen them, (2) our policies primarily cover moderate hazard risks and (3) we began writing this business after the insurance industry became aware of the potential pollution liability exposure and implemented changes to limit exposure to this hazard.

We offer coverage for low to moderate environmental liability exposures for small contractors and asbestos and mold remediation specialists. We also provide limited coverage for individually underwritten underground storage tanks. The overall exposure is mitigated by focusing on smaller risks with low to moderate exposures. Risks that have large-scale exposures are avoided including petrochemical, chemical, mining, manufacturers and other risks that might be exposed to superfund sites. This business is covered under our casualty ceded reinsurance treaties.

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

Investment Risk

Our investment portfolio is subject to market, credit and interest rate risks. The equity portfolio will fluctuate with movements in the overall stock market. While the equity portfolio has been constructed to have lower downside risk than the market, the portfolio is positively correlated with movements in domestic stocks. The bond portfolio is affected by interest rate changes and movement in credit spreads. We attempt to mitigate our interest rate and credit risks by constructing a well-

diversified portfolio with high-quality securities with varied maturities. Downturns in the financial markets could have a negative effect on our portfolio. However, we attempt to manage this risk through asset allocation, duration and security selection.

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

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position by increasing our borrowing costs or limiting our access to the capital markets.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2017, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2017	2016	2015
Interest on fixed income securities	$48,343	$46,834	$48,064
Dividends on equity securities	10,506	10,929	11,407
Interest on cash, short-term investments and other invested assets	945	120	11
Gross investment income	$59,794	$57,883	$59,482
Less investment expenses	(4,918)	(4,808)	(4,838)
Net investment income	$54,876	$53,075	$54,644

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS
(in thousands)	2017	2016	2015
Net realized gains (losses):
Fixed income:
Available-for-sale	$859	$4,314	$10,832
Available-for-sale OTTI	(2,559)	(95)	—
Equity securities	10,282	38,709	22,107
Sale of subsidiary (RLI Indemnity Company)*	—	—	6,698
Other	(4,171)	(8,283)	192
Total	$4,411	$34,645	$39,829

Net changes in unrealized gains (losses) on investments:
Fixed income:
Available-for-sale	$16,846	$(10,972)	$(26,929)
Equity securities	36,844	8,659	(44,120)
Other invested assets	29	—	—
Investment in unconsolidated investees	604	522	(1,886)
Total	$54,323	$(1,791)	$(72,935)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$58,734	$32,854	$(33,106)

*See note 13 for further discussion on the sale of RLI Indemnity Company.

During 2017, we recorded $4.4 million in net realized gains, which included $3.4 million of other non-cash realized losses from goodwill and definite-lived intangible impairments. In addition, we recorded a change in net unrealized gains of $54.3 million. The majority of our net realized gains were due to sales of equity securities. The change in unrealized gains was due to strong equity market returns as well as spread compression in fixed income credit sectors. For 2017, the net realized gains (losses) and changes in unrealized gains (losses) on investments totaled $58.7 million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2017
Available-for-sale	$169,002	$2,406	$(1,670)	$736
Equities	36,573	13,178	(2,896)	10,282
2016
Available-for-sale	$329,091	$7,158	$(3,287)	$3,871
Equities	89,909	39,668	(959)	38,709
2015
Available-for-sale	$436,680	$14,691	$(4,067)	$10,624
Equities	53,110	25,985	(3,878)	22,107

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2017
Available-for-sale	$195,617	$262	$(139)	$123
2016
Available-for-sale	$141,255	$445	$(2)	$443
2015
Available-for-sale	$156,980	$217	$(9)	$208

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2017, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$91,689	$—	$91,689
U.S. agency	—	18,778	—	18,778
Non-U.S. govt. & agency	—	7,588	—	7,588
Agency MBS	—	328,471	—	328,471
ABS/CMBS*	—	70,526	—	70,526
Corporate	—	519,022	—	519,022
Municipal	—	636,165	—	636,165
Equity	400,492	—	—	400,492
Total available-for-sale securities	$400,492	$1,672,239	$—	$2,072,731

*Non-agency asset-backed & commercial mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2016, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
U.S. government	$—	$76,563	$—	$76,563
U.S. agency	—	5,813	—	5,813
Non-U.S. govt. & agency	—	9,151	—	9,151
Agency MBS	—	284,069	—	284,069
ABS/CMBS*	—	93,910	—	93,910
Corporate	—	508,367	—	508,367
Municipal	—	627,336	—	627,336
Equity	369,219	—	—	369,219
Total available-for-sale securities	$369,219	$1,605,209	$—	$1,974,428

*Non-agency asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017 and 2016. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2017 or 2016.

The amortized cost and estimated fair value of fixed income securities at December 31, 2017, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$16,023	$15,984
Due after one year through five years	318,411	322,988
Due after five years through 10 years	586,340	598,041
Due after 10 years	326,103	336,229
Mtge/ABS/CMBS*	399,534	398,997
Total available-for-sale	$1,646,411	$1,672,239

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2017, the net unrealized appreciation of available-for-sale fixed income and equity securities totaled $244.3 million pretax. At December 31, 2016, the net unrealized appreciation of available-for-sale fixed maturities and equity securities totaled $190.6 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income and equity securities as of December 31, 2017 and 2016:

2017	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$92,561	$91,689	$23	$(895)
U.S. agency	18,541	18,778	347	(110)
Non-U.S. govt. & agency	7,501	7,588	143	(56)
Agency MBS	329,129	328,471	3,420	(4,078)
ABS/CMBS*	70,405	70,526	436	(315)
Corporate	508,128	519,022	12,575	(1,681)
Municipal	620,146	636,165	17,272	(1,253)
Total fixed income	$1,646,411	$1,672,239	$34,216	$(8,388)
Equity securities	182,002	400,492	219,346	(856)
Total available-for-sale	$1,828,413	$2,072,731	$253,562	$(9,244)

2016	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale:
U.S. government	$77,054	$76,563	$88	$(579)
U.S. agency	5,473	5,813	340	—
Non-U.S. govt. & agency	9,517	9,151	2	(368)
Agency MBS	283,002	284,069	4,635	(3,568)
ABS/CMBS*	93,791	93,910	676	(557)
Corporate	503,041	508,367	10,996	(5,670)
Municipal	624,349	627,336	9,575	(6,588)
Total fixed income	$1,596,227	$1,605,209	$26,312	$(17,330)
Equity securities	187,573	369,219	182,912	(1,266)
Total available-for-sale	$1,783,800	$1,974,428	$209,224	$(18,596)

*Non-agency asset-backed & commercial mortgage-backed

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Gross unrealized losses in the collateralized securities bond portfolio increased to $4.4 million in 2017 as interest rates increased during the last four months of the year. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2017, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Corporate Bonds

Gross unrealized losses in the corporate bond portfolio decreased to $1.7 million in 2017 from $5.7 million at the end of 2016 as credit spreads remained at historically tight levels during the year. The corporate bond portfolio has an overall rating of BBB+.

Municipal Bonds

As of December 31, 2017, municipal bonds totaled $636.2 million with gross unrealized losses of $1.3 million. Unrealized losses decreased during the year due to strong investor demand for the sector. As of December 31, 2017, approximately 43 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 57 percent were revenue based. Eighty-eight percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Gross unrealized losses in the equity portfolio decreased $0.4 million to $0.9 million in 2017. Given our intent to hold and expectation of recovery to cost within a reasonable period of time, we do not consider any of our equities to be other-than-temporarily impaired.

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

The following table is also used as part of our impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2017, and December 31, 2016. The table segregates the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2017			December 31, 2016
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Government
Fair value	$58,009	$30,888	$88,897	$48,500	$—	$48,500
Cost or amortized cost	58,443	31,349	89,792	49,079	—	49,079
Unrealized Loss	$(434)	$(461)	$(895)	$(579)	$—	$(579)

U.S. Agency
Fair value	$10,917	$—	$10,917	$—	$—	$—
Cost or amortized cost	11,027	—	11,027	—	—	—
Unrealized Loss	$(110)	$—	$(110)	$—	$—	$—

Non-U.S. Government
Fair value	$—	$1,840	$1,840	$7,647	$—	$7,647
Cost or amortized cost	—	1,896	1,896	8,015	—	8,015
Unrealized Loss	$—	$(56)	$(56)	$(368)	$—	$(368)

Agency MBS
Fair value	$122,130	$111,306	$233,436	$175,858	$5,737	$181,595
Cost or amortized cost	123,559	113,955	237,514	179,238	5,925	185,163
Unrealized Loss	$(1,429)	$(2,649)	$(4,078)	$(3,380)	$(188)	$(3,568)

ABS/CMBS*
Fair value	$23,406	$21,587	$44,993	$48,907	$5,272	$54,179
Cost or amortized cost	23,491	21,817	45,308	49,372	5,364	54,736
Unrealized Loss	$(85)	$(230)	$(315)	$(465)	$(92)	$(557)

Corporate
Fair value	$86,946	$28,600	$115,546	$144,353	$15,535	$159,888
Cost or amortized cost	87,736	29,491	117,227	146,979	18,579	165,558
Unrealized Loss	$(790)	$(891)	$(1,681)	$(2,626)	$(3,044)	$(5,670)

Municipal
Fair value	$71,059	$60,049	$131,108	$250,930	$—	$250,930
Cost or amortized cost	71,534	60,827	132,361	257,518	—	257,518
Unrealized Loss	$(475)	$(778)	$(1,253)	$(6,588)	$—	$(6,588)

Subtotal, fixed income
Fair value	$372,467	$254,270	$626,737	$676,195	$26,544	$702,739
Cost or amortized cost	375,790	259,335	635,125	690,201	29,868	720,069
Unrealized Loss	$(3,323)	$(5,065)	$(8,388)	$(14,006)	$(3,324)	$(17,330)

Equity securities
Fair value	$4,373	$2,156	$6,529	$7,438	$1,973	$9,411
Cost or amortized cost	4,581	2,804	7,385	8,029	2,648	10,677
Unrealized Loss	$(208)	$(648)	$(856)	$(591)	$(675)	$(1,266)

Total
Fair value	$376,840	$256,426	$633,266	$683,633	$28,517	$712,150
Cost or amortized cost	380,371	262,139	642,510	698,230	32,516	730,746
Unrealized Loss	$(3,531)	$(5,713)	$(9,244)	$(14,597)	$(3,999)	$(18,596)

*Non-agency asset-backed & commercial mortgage-backed

As of December 31, 2017, we held three equity securities that were in unrealized loss positions. The total unrealized loss on these securities was $0.9 million. In considering both the significance and duration of the unrealized loss position, we have no equity securities in an unrealized loss position of greater than 20 percent for more than six consecutive months.

The fixed income portfolio contained 346 securities in an unrealized loss position as of December 31, 2017. Of these 346 securities, 133 have been in an unrealized loss position for 12 consecutive months or longer and represent $5.1 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2017 and 2016. There were $2.6 million and $0.1 million in losses associated with OTTI of securities in 2017 and 2016, respectively. We did not recognize any impairment losses during 2015.

As required by law, certain fixed maturity investments amounting to $42.2 million at December 31, 2017, were on deposit with either regulatory authorities or banks.

Other Invested Assets

Other invested assets shown on the balance sheet as of December 31, 2017 include investments in three low income housing tax credit (LIHTC) partnerships, carried at cost, membership stock in the Federal Home Loan Bank of Chicago (FHLBC), carried at cost, an investment in a real estate fund, carried at cost, an investment in a business development company (BDC), carried at fair value, and an investment in a global credit fund, carried at fair value. Our LIHTC interests had a balance of $15.5 million at December 31, 2017 compared to $17.5 million at December 31, 2016 and recognized a total tax benefit of $2.4 million during 2017 compared to $1.9 million during 2016 and $1.1 million during 2015. Our unfunded commitment for our LIHTC investments totaled $3.1 million at December 31, 2017 and will be paid out in installments through 2025. Our investment in FHLBC stock totaled $1.0 million at the end of 2017, compared to $1.6 million at the end of 2016. As of December 31, 2017, $18.9 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. During the fourth quarter of 2017, we borrowed and repaid $5.5 million from the FHLBC. The borrowing occurred due to a timing difference between dividends paid and received at one of our subsidiaries. As of December 31, 2017, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund was carried at $2.5 million, which approximated fair value at December 31, 2017, compared to a carrying value of $5.0 million, which approximated fair value at December 31, 2016. During 2017, we made an investment in a BDC which had a fair value of $7.3 million at December 31, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to this investment totaled $17.7 million at December 31, 2017. Additionally in 2017, we made an investment in a global credit fund that specializes in consumer loans. This investment had a fair value of $7.5 million and unfunded commitments of $7.2 million as of December 31, 2017.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2017	2016	2015
Deferred policy acquisition costs (DAC), beginning of year	$73,147	$69,829	$65,123
Deferred:
Direct commissions	$157,723	$150,390	$146,507
Premium taxes	11,651	11,759	11,087
Ceding commissions	(18,096)	(17,488)	(17,403)
Net deferred	$151,278	$144,661	$140,191
Amortized	146,709	141,343	135,485
DAC, end of year	$77,716	$73,147	$69,829

Policy acquisition costs:
Amortized to expense - DAC	$146,709	$141,343	$135,485
Period costs:
Ceding commission - contingent	(3,575)	(1,524)	(1,834)
Other underwriting expenses	109,381	109,793	107,427
Total policy acquisition costs	$252,515	$249,612	$241,078

4. DEBT

As of December 31, 2017, outstanding debt balances totaled $148.9 million, net of unamortized discount and debt issuance costs, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. On December 12, 2013, a portion of the proceeds were used to redeem the $100.0 million in senior notes that were to mature on January 15, 2014, and the remaining proceeds were made available for general corporate purposes. The estimated fair value for the senior note was $160.3 million as of December 31, 2017. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a level 2 liability within the fair value hierarchy.

We incurred $7.4 million of interest expense on our senior notes in each of the last three years. The average rate on debt was 4.91 percent in 2017, 2016 and 2015.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. This facility has a four-year term that expires on May 28, 2018. As of and during the years ended December 31, 2017, 2016 and 2015, no amounts were outstanding on these facilities.

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

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2017	2016	2015
WRITTEN
Direct	$848,153	$844,430	$819,130
Reinsurance assumed	37,159	30,434	34,456
Reinsurance ceded	(135,458)	(133,912)	(131,615)
Net	$749,854	$740,952	$721,971

EARNED
Direct	$835,118	$835,294	$797,180
Reinsurance assumed	32,521	27,886	35,724
Reinsurance ceded	(129,702)	(134,572)	(132,743)
Net	$737,937	$728,608	$700,161

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$486,986	$405,873	$307,445
Reinsurance assumed	16,072	13,196	23,184
Reinsurance ceded	(101,474)	(69,291)	(31,584)
Net	$401,584	$349,778	$299,045

At December 31, 2017, we had prepaid reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $349.7 million. More than 94 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top 10 reinsurers as of December 31, 2017. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2017.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2017	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$59,277	17.0%	$24,747	18.3%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	47,680	13.6%	10,671	7.9%
Endurance Re	A+, Superior	A, Strong	29,771	8.5%	5,695	4.2%
Aspen UK Ltd.	A, Excellent	A, Strong	26,204	7.5%	6,895	5.1%
Berkley Insurance Co.	A+, Superior	A+, Strong	17,404	5.0%	5,589	4.1%
Transatlantic Re	A, Excellent	A+, Strong	15,726	4.5%	6,212	4.6%
General Re	A++, Superior	AA+, Very Strong	14,997	4.3%	3,694	2.7%
Scor Reinsurance Co.	A+, Superior	AA-, Very Strong	14,226	4.1%	5,433	4.0%
Tokio Millennium Re	A++, Superior	A+, Strong	14,133	4.0%	7,775	5.7%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	13,649	3.9%	7,302	5.4%
All other reinsurers*			96,643	27.6%	51,445	38.0%
Total ceded exposure			$349,710	100.0%	$135,458	100.0%

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $15.9 million and $10.0 million, respectively, at December 31, 2017. At December 31, 2016, the amounts were $15.2 million and $10.7 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Unpaid losses and LAE at beginning of year:
Gross	$1,139,337	$1,103,785	$1,121,040
Ceded	(288,224)	(297,844)	(335,106)
Net	$851,113	$805,941	$785,934

Increase (decrease) in incurred losses and LAE:
Current accident year	$440,452	$391,772	$364,472
Prior accident years	(38,868)	(41,994)	(65,427)
Total incurred	$401,584	$349,778	$299,045

Loss and LAE payments for claims incurred:
Current accident year	$(73,392)	$(70,540)	$(71,853)
Prior accident year	(209,793)	(234,066)	(207,185)
Total paid	$(283,185)	$(304,606)	$(279,038)

Net unpaid losses and LAE at end of year	$969,512	$851,113	$805,941

Unpaid losses and LAE at end of year:
Gross	$1,271,503	$1,139,337	$1,103,785
Ceded	(301,991)	(288,224)	(297,844)
Net	$969,512	$851,113	$805,941

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

The following is information about incurred and paid loss development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2017. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial and personal umbrella, while claims made includes select lines within the professional services product and medical professional liability and executive products. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2008 to 2016 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$96,829	$100,454	$91,734	$83,367	$78,218	$74,174	$73,859	$73,696	$74,837	$74,672	$1,505	5,423
2009		85,476	119,957	99,765	91,441	86,888	82,651	81,138	80,518	80,350	2,068	5,705
2010			87,875	96,582	93,589	88,820	85,034	80,289	78,685	78,991	2,216	6,107
2011				91,139	98,428	94,145	89,622	86,342	83,181	82,193	3,413	5,839
2012					91,807	78,406	65,893	61,072	59,028	59,488	4,100	5,148
2013						80,823	67,297	62,882	60,329	60,162	9,631	4,267
2014							88,092	79,497	71,592	67,237	17,335	4,190
2015								94,835	84,975	83,579	33,109	4,201
2016									101,950	96,753	54,413	3,920
2017										119,741	93,852	3,496
									Total	$803,166

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$3,022	$9,399	$20,539	$33,605	$48,108	$56,288	$62,511	$64,814	$67,572	$69,605
2009		1,972	9,233	24,115	43,702	58,460	65,913	70,220	74,920	75,948
2010			2,587	13,025	29,312	44,051	55,992	61,929	66,399	69,514
2011				5,924	17,124	32,978	48,822	60,769	67,358	71,413
2012					5,897	14,539	23,889	33,822	43,276	47,970
2013						6,334	13,021	22,366	34,786	40,609
2014							11,436	18,771	29,545	40,270
2015								10,157	19,902	33,020
2016									10,142	24,186
2017										13,154
	* Presented as unaudited required supplementary information.								Total	$485,689
					All outstanding liabilities before 2008, net of reinsurance					7,705
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$325,182

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	8.8%	11.9%	17.0%	19.0%	15.5%	8.7%	6.1%	4.3%	2.5%	2.7%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$35,209	$22,666	$17,347	$14,472	$13,869	$13,862	$13,816	$13,695	$13,487	$13,671	$308	638
2009		30,267	19,719	14,981	12,893	12,966	12,459	12,601	11,982	12,055	268	566
2010			29,314	24,244	22,111	18,932	20,044	22,044	21,018	20,530	381	499
2011				26,272	17,148	17,443	18,641	19,160	20,959	21,295	964	578
2012					29,042	21,558	21,021	21,885	21,231	22,433	1,417	837
2013						39,984	34,824	26,857	25,425	25,599	4,654	925
2014							50,889	39,095	35,119	32,274	9,801	844
2015								53,672	50,857	47,392	22,168	608
2016									56,341	49,385	39,381	486
2017										62,863	58,246	287
									Total	$307,497

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$115	$3,224	$8,212	$11,231	$11,755	$11,938	$12,163	$13,166	$13,183	$13,281
2009		956	3,947	6,585	9,460	11,001	10,808	11,776	11,780	11,786
2010			7	6,002	10,705	13,282	15,512	17,302	19,175	19,256
2011				2,169	5,145	6,981	8,793	10,772	16,494	17,769
2012					1,315	3,573	8,843	15,380	16,879	17,747
2013						1,060	5,701	10,967	14,545	16,967
2014							1,899	4,006	11,002	18,852
2015								2,048	10,127	19,571
2016									1,068	3,396
2017										17
	* Presented as unaudited required supplementary information.								Total	$138,642
					All outstanding liabilities before 2008, net of reinsurance					20,108
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$188,963

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	4.1%	16.4%	21.9%	19.2%	8.8%	7.8%	6.2%	2.6%	0.1%	0.7%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$11,083	$12,754	$3,915	$3,043	$7,811	$6,878	$5,568	$4,848	$4,584	$4,528	$103	300
2009		12,918	13,703	9,687	13,562	11,710	13,117	12,810	12,053	11,827	302	383
2010			13,690	15,556	9,776	10,429	11,689	10,581	9,175	9,024	490	502
2011				17,416	17,454	12,260	10,619	8,510	7,720	7,852	693	682
2012					27,576	26,144	20,727	19,590	18,022	17,612	2,156	803
2013						40,095	41,488	44,054	40,288	38,473	5,773	1,042
2014							53,929	55,386	58,152	55,350	13,240	1,302
2015								55,006	47,831	42,206	19,844	1,332
2016									59,992	67,760	30,727	1,481
2017										60,572	46,522	1,534
									Total	$315,204

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$9	$227	$703	$705	$707	$712	$4,380	$4,385	$4,424	$4,424
2009		113	442	773	3,413	5,176	10,678	11,217	11,398	11,475
2010			259	1,548	2,308	3,626	5,733	5,749	6,956	8,485
2011				330	1,949	4,508	5,947	5,637	6,209	6,835
2012					433	4,086	6,898	9,218	10,968	14,378
2013						792	7,073	18,425	26,121	29,678
2014							1,705	9,775	27,923	35,755
2015								2,215	10,738	16,774
2016									2,060	14,558
2017										2,455
	* Presented as unaudited required supplementary information.								Total	$144,817
					All outstanding liabilities before 2008, net of reinsurance					854
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$171,241

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	2.8%	14.8%	18.4%	14.7%	8.9%	14.7%	26.7%	6.2%	0.8%	0.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$32,071	$27,752	$25,520	$23,497	$24,255	$24,110	$23,764	$23,673	$23,690	$23,672	$23	2,834
2009		26,349	23,366	23,174	22,929	22,613	22,340	21,958	21,969	21,926	36	2,644
2010			27,239	23,390	24,912	25,593	23,981	23,625	23,701	23,786	52	2,842
2011				22,957	23,479	25,747	25,272	25,431	25,376	25,167	71	2,469
2012					21,452	22,203	22,924	23,511	23,689	23,620	129	2,282
2013						32,742	32,853	32,989	37,673	38,811	702	2,849
2014							38,361	33,015	36,452	38,590	1,698	3,093
2015								38,561	46,258	47,021	6,051	3,167
2016									50,430	53,519	11,987	3,879
2017										55,640	17,396	3,361
									Total	$351,752

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$6,153	$10,821	$14,489	$18,359	$21,110	$23,293	$23,387	$23,614	$23,616	$23,628
2009		5,035	8,698	14,613	19,933	21,100	21,325	21,640	21,650	21,650
2010			6,296	10,116	15,475	20,045	21,792	23,063	23,488	23,533
2011				5,295	9,485	14,477	19,443	22,375	23,537	23,941
2012					4,466	8,533	12,394	17,318	20,931	22,566
2013						5,306	11,978	19,761	28,220	33,480
2014							7,125	13,933	19,676	27,457
2015								6,984	20,709	29,554
2016									8,923	18,354
2017										7,979
	* Presented as unaudited required supplementary information.								Total	$232,142
					All outstanding liabilities before 2008, net of reinsurance					94
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$119,704

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	19.3%	18.7%	19.4%	20.3%	10.8%	5.4%	1.3%	0.4%	0.0%	0.1%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$75,951	$79,774	$78,378	$78,946	$75,974	$76,089	$75,281	$75,313	$75,288	$75,217	$20	2,718
2009		59,975	55,821	52,286	49,534	48,969	48,857	48,707	49,267	49,323	58	2,631
2010			63,194	59,145	55,427	53,937	54,153	52,927	52,964	52,952	85	2,850
2011				70,246	66,924	64,976	63,724	62,770	62,570	62,456	300	3,027
2012					85,485	80,155	79,181	77,569	79,175	78,125	335	2,639
2013						63,864	62,090	62,173	62,114	61,914	698	2,995
2014							56,587	49,441	48,801	48,761	534	4,558
2015								59,863	56,103	53,958	1,727	4,070
2016									62,900	55,594	3,759	3,352
2017										90,803	24,892	2,609
									Total	$629,103

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$31,573	$59,695	$66,028	$69,811	$71,938	$73,619	$74,692	$74,766	$74,827	$74,896
2009		25,464	40,775	43,758	46,004	48,031	48,297	48,329	49,051	49,173
2010			25,274	43,091	47,743	50,055	52,729	52,426	52,719	52,851
2011				27,676	48,756	55,778	59,099	60,272	61,428	61,834
2012					39,074	66,509	72,057	73,705	75,640	76,152
2013						32,208	50,840	57,407	59,259	60,520
2014							30,550	43,380	46,148	46,528
2015								32,184	49,348	50,197
2016									33,134	46,921
2017										41,314
	* Presented as unaudited required supplementary information.								Total	$560,386
					All outstanding liabilities before 2008, net of reinsurance					150
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$68,867

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	51.5%	31.6%	7.4%	3.6%	3.1%	0.9%	0.7%	0.6%	0.2%	0.1%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2017
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017	Total IBNR	Claims
2008	$8,055	$4,045	$3,469	$3,267	$2,832	$2,850	$2,877	$2,856	$2,939	$2,818	$3	2,084
2009		15,474	4,896	4,708	4,246	4,146	4,551	4,288	4,923	5,990	7	1,660
2010			13,961	8,205	6,630	7,076	6,810	7,136	7,645	6,850	32	1,533
2011				13,842	17,832	17,792	17,321	16,766	16,695	16,480	31	1,669
2012					17,114	11,452	8,667	8,180	7,867	7,471	104	1,459
2013						16,080	7,516	6,170	5,399	5,271	108	1,398
2014							16,450	8,106	5,225	4,427	349	1,318
2015								16,958	12,957	11,113	1,724	1,149
2016									18,928	11,062	3,018	1,167
2017										16,127	14,938	793
									Total	$87,609

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017
2008	$643	$2,110	$2,722	$2,665	$2,731	$2,745	$2,816	$2,803	$2,919	$2,931
2009		892	1,914	2,382	2,493	3,490	4,336	3,919	3,908	5,978
2010			1,724	3,205	5,702	7,092	7,151	7,285	7,822	7,269
2011				8,160	16,932	17,151	17,403	17,212	17,086	17,086
2012					1,883	6,680	6,726	7,416	7,536	7,406
2013						1,116	2,856	4,701	4,911	5,098
2014							722	4,283	4,166	4,059
2015								3,192	6,719	7,695
2016									3,087	5,817
2017										979
	* Presented as unaudited required supplementary information.								Total	$64,318
					All outstanding liabilities before 2008, net of reinsurance					84
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$23,375

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	23.8%	42.0%	13.6%	4.6%	4.0%	2.8%	0.8%	-2.9%	19.3%	0.4%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

Reconciliation of the Disclosure of Incurred and Paid Loss Development to the Liability for Unpaid Losses and Settlement Expenses
(in thousands)	December 31, 2017	December 31, 2016
Net outstanding liabilities:
Casualty - Primary Occurrence	$325,182	$293,256
Casualty - Excess Occurrence	188,963	163,801
Casualty - Claims Made	171,241	152,031
Casualty - Transportation	119,704	98,604
Property	68,867	47,769
Surety	23,375	24,388
Unallocated loss adjustment expenses	48,844	46,286
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	10,014	10,699
Other	13,322	14,279
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$969,512	$851,113

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$36,158	$43,662
Casualty - Excess Occurrence	74,400	69,858
Casualty - Claims Made	117,436	113,891
Casualty - Transportation	46,590	41,173
Property	28,613	17,548
Surety	7,079	10,606
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(10,014)	(10,699)
Other	1,729	2,185
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$301,991	$288,224

Total gross liability for unpaid loss and settlement expenses	$1,271,503	$1,139,337

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

Actuaries perform a ground-up reserve study of the expected value of the unpaid loss and LAE derived using multiple standard actuarial methodologies on a quarterly basis. Each method produces an estimate of ultimate loss by accident year. We review all of these various estimates and assign weights to each based on the characteristics of the product being reviewed. These estimates are then compared to the carried loss reserves to determine the appropriateness of the current reserve balance. In addition, an emergence analysis is completed quarterly to determine if further adjustments are necessary.

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2017, 2016 and 2015:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2017	2016	2015
Casualty	$(17,462)	$(32,401)	$(45,654)
Property	(12,134)	(4,793)	(11,848)
Surety	(9,272)	(4,800)	(7,925)
Total	$(38,868)	$(41,994)	$(65,427)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2017.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2017. The casualty segment contributed $17.5 million in favorable development, inclusive of unallocated loss and adjustment expenses (ULAE). Accident years 2014, 2015 and 2016 contributed significantly to the favorable development. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection, which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $4.6 million to our favorable development with all coverages contributing to the favorable development in 2017. Small commercial products were the second largest contributor with $3.2 million in favorable development. Within the excess occurrence grouping, personal and commercial umbrella were favorable by $1.1 million and $9.9 million, respectively. Within the claims made grouping, our executive products had favorable contributions of $4.4 million, while medical professional liability was adverse $3.7 million. Transportation was adverse $7.4 million for the year, but posted favorable experience during the last three quarters of the year.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $6.8 million of the $12.1 million total favorable property development, inclusive of ULAE. Accident years 2015 and 2016 contributed to the marine products’ favorable development. Commercial property was favorable $3.2 million.

The surety segment experienced favorable development of $9.3 million, inclusive of ULAE. The majority of the favorable development was from accident year 2016. Contract and commercial surety products were the main contributors with favorable development of $4.4 million and $3.5 million, respectively. Energy surety had favorable development of $1.5 million and miscellaneous surety had unfavorable development of $0.1 million.

2016.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2016. The casualty segment contributed $32.4 million in favorable development, inclusive of ULAE, which is excluded from the incurred loss and loss adjustment expense tables above. Accident year 2015 contributed significantly to the favorable development, with accident years 2010 to 2014 also continuing to develop favorably. The favorable development in 2016 was smaller than 2015 but continued to reflect favorable frequency and severity trends. In addition, the risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $17.6 million to our favorable development. Small commercial products were favorable by $6.2 million. Within the excess occurrence grouping, commercial umbrella was favorable by $13.8 million which was offset by adverse development in our personal umbrella product of $4.9 million. Within the claims made grouping, executive products contributed $14.7 million in favorable development and miscellaneous professional liability had $0.8 million of favorable development. Transportation experienced unfavorable development of $15.4 million as adverse commercial loss trends resulted in an increase in case reserves for accident years 2013 through 2015.

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

2015.    We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2015. Development from the casualty segment totaled $45.7 million, inclusive of ULAE. The largest amounts of favorable development came from accident years 2010 through 2014. We continued to experience emergence that was generally better than previously estimated, but to a lesser degree in 2015 than in the previous year. Frequency and severity trends have been favorable relative to initial estimates and we believe this is largely due to risk selection by our underwriters, which has been effective in offsetting loss cost trends and a competitive pricing environment. Within the primary occurrence grouping, our general liability and small commercial products experienced favorable development of $15.4 million and $6.6 million, respectively. Although the habitational classes within general liability produced adverse development, it was more than offset by favorable development from the construction classes. However, the professional services product, experienced adverse development totaling $3.2 million in 2015. Within the excess occurrence grouping, our commercial umbrella product experienced $10.7 million of favorable development while the casualty runoff business experienced $5.4 million of adverse development, primarily on the 1983 accident year. The claims made and transportation groupings had favorable contributions of $3.9 million and $5.4 million, respectively.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Loss and LAE Payments (Cumulative):
Gross	$132,883	$130,358	$119,632
Ceded	(67,507)	(66,644)	(62,463)
Net	$65,376	$63,714	$57,169

Unpaid Losses and LAE at End of Year:
Gross	$28,042	$28,815	$41,062
Ceded	(5,715)	(4,987)	(12,559)
Net	$22,327	$23,828	$28,503

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

Calendar year 2017 included an increase in inception-to-date paid losses, offsetting a decrease in unpaid losses. The activity was related to payments on previously reserved claims. In aggregate, inception-to-date incurred losses increased on a gross and net.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2017	2016
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$20,020	$17,330
Unearned premium offset	16,528	26,712
Deferred compensation	1,435	4,727
Stock option expense	2,283	4,114
Other	578	685
Deferred tax assets before allowance	$40,844	$53,568
Less valuation allowance	—	—
Total deferred tax assets	$40,844	$53,568

Deferred tax liabilities:
Net unrealized appreciation of securities	$51,448	$66,973
Deferred policy acquisition costs	16,320	25,602
Discounting of unpaid losses and settlement expenses - TCJA implementation offset	9,466	—
Book/tax depreciation	3,159	4,819
Intangible assets	584	1,980
Undistributed earnings of unconsolidated investees	13,431	18,397
Other	204	291
Total deferred tax liabilities	$94,612	$118,062
Net deferred tax liability	$(53,768)	$(64,494)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2017, 2016 and 2015, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2017		2016		2015
Provision for income taxes at the statutory federal tax rates	$29,606	35.0%	$54,979	35.0%	$68,839	35.0%
Increase (reduction) in taxes resulting from:
Enactment of Tax Cuts and Jobs Act (TCJA)	(32,821)	(38.8)%	—	—%	—	—%
Excess tax benefit on share-based compensation	(5,798)	(6.9)%	—	—%	—	—%
Dividends received deduction	(2,025)	(2.4)%	(2,216)	(1.4)%	(2,278)	(1.2)%
ESOP dividends paid deduction	(2,905)	(3.4)%	(3,302)	(2.1)%	(3,377)	(1.7)%
Tax-exempt interest income	(4,671)	(5.5)%	(4,263)	(2.7)%	(4,214)	(2.1)%
Unconsolidated investee dividends	(1,351)	(1.6)%	(2,772)	(1.8)%	—	—%
Other items, net	(474)	(0.6)%	(264)	(0.2)%	168	0.1%
Total	$(20,439)	(24.2)%	$42,162	26.8%	$59,138	30.1%

Our effective tax rates were -24.2 percent, 26.8 percent and 30.1 percent for 2017, 2016 and 2015, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was significantly lower in 2017, primarily as the result of recent tax reform. Additionally, catastrophic losses incurred in the third quarter resulted in significantly lower pretax earnings and the change in accounting for excess tax benefits on share-based compensation further decreased the effective tax rate.

The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law on December 22, 2017. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, we revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation reduced our net deferred tax liability and income tax expense by $32.8 million and decreased the effective tax rate by 38.8 percent.

Except for the following two aspects, we have completed the accounting for the tax effects of the enactment of the TCJA as of December 31, 2017. First, we provisionally recorded $2.3 million in deferred tax expense for an expected disallowance of deductions related to certain performance based compensation, including bonuses and stock options. As there is a lack of clarity on whether some amounts could be grandfathered in as deductible, we were unable to complete our analysis. Once the IRS provides more guidance on the deductibility of certain compensation classes, we will finalize the tax expense adjustments for this aspect of the TCJA changes. Second, the IRS has not yet published the factors for us to calculate the discount on loss reserves under the basis required by the TCJA. Although there is currently no net impact from the tax law changes, the gross deferred tax assets will likely increase as the discounting factors are expected to delay the deductibility of loss reserves. Once the revised discount factors are obtained, we can implement the new discounting methodology related to this aspect of the TCJA changes and will recognize the adjustment ratably over the allowed eight-year period beginning in 2018.

In 2017, the company adopted FASB ASU 2016-09, which requires the excess tax benefit on share-based compensation to flow through income tax expense. Prior to the adoption, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Due to the new accounting method, we recognized a $5.8 million tax benefit in 2017, decreasing the effective tax rate by 6.9 percent.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends (7.35 percent in 2018) would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. We received a $9.9 million dividend from Maui Jim in the fourth quarter of 2016 and recognized a $2.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7 percent in 2016), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. No dividends were received from unconsolidated investees in 2015. Standing alone, the dividends resulted in a 1.6 percent and 1.8 percent reduction to the 2017 and 2016 effective tax rates, respectively.

Dividends paid to our ESOP also result in a tax deduction. Dividends paid to the ESOP in 2017, 2016 and 2015 resulted in tax benefits of $2.9 million, $3.3 million and $3.4 million, respectively. These tax benefits reduced the effective tax rate for 2017, 2016 and 2015 by 3.4 percent, 2.1 percent and 1.7 percent, respectively.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the results of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, we believe when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 21 percent.

Federal and state income taxes paid in 2017, 2016 and 2015, amounted to $10.4 million, $26.9 million and $44.2 million, respectively.

Although we are not currently under audit by the Internal Revenue Service (IRS), tax years 2014 through 2017 remain open and are subject to examination.

8. EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP, 401(K) AND INCENTIVE PLANS

We maintain ESOP, 401(k) and incentive plans covering executives, managers and associates. Funding of these plans is primarily dependent upon reaching predetermined levels of operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. While some management incentive plans may be affected somewhat by other performance factors, the larger influence of corporate performance ensures that the interests of our executives, managers and associates correspond with those of our shareholders.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are determined annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $12.5 million, $11.7 million and $11.6 million, for 2017, 2016 and 2015, respectively.

During 2017, the ESOP purchased 124,186 shares of RLI stock on the open market at an average price of $58.02 ($7.2 million) relating to the contribution for plan year 2016. Shares held by the ESOP as of December 31, 2017, totaled 3,206,518 and are treated as outstanding in computing our earnings per share. During 2016, the ESOP purchased 112,608 shares of RLI stock on the open market at an average price of $64.20 ($7.2 million) relating to the contribution for plan year 2015. During 2015, the ESOP purchased 178,492 shares of RLI stock on the open market at an average price of $49.98 ($8.9 million) relating to the contribution for plan year 2014. The above mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $19.7 million, $19.2 million and $20.4 million for 2017, 2016 and 2015, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. The employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2017, the trusts purchased 7,464 shares of our common stock on the open market at an average price of $58.66 ($0.4 million). In 2016, the trusts purchased 6,702 shares of our common stock on the open market at an average price of $61.61 ($0.4 million). In 2015, the trusts purchased 9,348 shares of our common stock on the open market at an average price of $53.15 ($0.5 million). At December 31, 2017, the trusts’ assets were valued at $33.2 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 1,448,575 awards under the 2015 LTIP, including 497,825 in 2017.

Stock Options

Under the 2015 LTIP, as under the 2010 LTIP and omnibus plan, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, including special dividends and other events as set forth in such plans). Options generally vest and become exercisable ratably over a five-year period and expire eight years after grant.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. Shares netted are valued at the closing stock price at the time of option exercise. In these instances, the actual number of shares issued will be less than the options exercised and can result in a decrease to shareholders’ equity. Specifically, when options are exercised with significant intrinsic value (i.e. market value in excess of exercise price) and the exercise is facilitated via net settlement, amounts withheld for taxes result in a decrease in shareholders’ equity. During 2016 and 2015, the aggregate intrinsic value of options exercised was $31.3 million and $32.1 million, respectively. A majority of these options were exercised via net settlement with taxes withheld at the statutory minimum rate. As shown in the consolidated statements of shareholders’ equity, the exercise of options in 2016 and 2015 resulted in a decrease to paid-in-capital, as the taxes withheld pursuant to net settlement exceeded amounts paid in for options that were exercised using cash. This was not the case in 2017 as the intrinsic value of the options exercised was not as significant ($12.8 million). Therefore, the exercise of options in 2017 resulted in an increase to paid-in-capital. Prior to the adoption of FASB ASU 2016-09 in 2017, shareholders’ equity was also impacted by corporate tax deductions allowed as a result of option exercises. This tax benefit offset our current tax liability and was recorded as an increase to paid-in-capital. Beginning in 2017, all tax effects related to share-based payments are required to be recorded in net earnings and will directly impact our effective tax rate. See note 7 for the impact in 2017. For 2016 and 2015, refer to our consolidated statements of shareholders’ equity for the impact to paid-in capital from this tax benefit in those years.

On November 9, 2017, the board of directors declared a $1.75 per share special cash dividend to be paid on December 27, 2017, to shareholders of record at the close of business on November 30, 2017. Similarly, on November 10, 2016, the board of directors declared a $2.00 per share special cash dividend to be paid on December 23, 2016, to shareholders of record at the close of business on November 30, 2016. On November 12, 2015, the board of directors declared a $2.00 per share special cash dividend to be paid on December 22, 2015, to shareholders of record at the close of business on November 30, 2015. To preserve the intrinsic value of the options, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options in relation to the 2015 special dividend. This adjustment did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. No adjustments were made in 2017 or 2016.

The following tables summarize option activity in 2017, 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	482,375	$57.12
Options exercised	(390,870)	$26.07		$12,779
Options canceled/forfeited	(41,600)	$48.30
Outstanding options at December 31, 2017	2,257,015	$46.80	4.88	$32,620
Exercisable options at December 31, 2017	975,055	$38.66	3.25	$21,780

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	440,750	$63.54
Options exercised	(756,380)	$24.87		$31,328
Options canceled/forfeited	(59,480)	$44.39
Outstanding options at December 31, 2016	2,207,110	$40.90	4.93	$49,531
Exercisable options at December 31, 2016	862,605	$31.23	3.27	$27,523

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2015	2,892,717	$26.65
Options granted	563,500	$49.01
Options exercised	(865,957)	$19.23		$32,135
Options canceled/forfeited	(8,040)	$32.12
Outstanding options at December 31, 2015	2,582,220	$32.42	5.32	$75,725
Exercisable options at December 31, 2015	899,680	$23.60	3.98	$34,327

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when granted, the approach allows for a more even expense distribution throughout the year.

In 2017, 482,375 options were granted with an average exercise price of $57.12 and an average fair value of $8.00. Of these grants, 384,750 were granted at the board meeting in May with a calculated fair value of $7.91. We recognized $4.4 million of expense during 2017 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $1.5 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.7 million, which will be recognized over the remainder of the vesting period.

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

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2017		2016		2015
Weighted-average fair value of grants	$8.00		$11.38		$9.25
Risk-free interest rates	1.90%		1.21%		1.54%
Dividend yield	3.60%		1.61%		1.81%
Expected volatility	22.95%		23.06%		22.91%
Expected option life	5.05	years	5.04	years	5.21	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield for 2017 was determined based on the average annualized quarterly dividends paid during the most recent five-year period and incorporated a consideration for special dividends paid in recent history. The dividend yield in 2016 and 2015 was calculated based on the average annualized dividends paid during the most recent five-year period, exclusive of consideration for special dividends. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) were granted for the first time in May 2017. RSUs have a grant date value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. For participants who become retirement eligible, defined by the plan as those individuals whose age and years of service equals 75, the units become fully vested. In addition, the RSUs have dividend participation which accrues and is settled in additional shares with all granted stock units at the end of the three-year period.

As of December 31, 2017, 15,450 RSUs have been granted and 15,300 remain outstanding. The weighted average grant date fair value was $56.71. We recognized $0.4 million of expense on these units during 2017. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.5 million, which will be recognized over the remainder of the three-year vesting period.

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

The NAIC has risk based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2017, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $157.7 million, $127.0 million and $123.6 million as of December 31, 2017, 2016 and 2015, respectively, compared to actual statutory capital and surplus of $864.6 million, $860.0 million and $865.3 million, respectively, for these same periods.

Year-end statutory surplus for 2017 presented in the table below includes $106.9 million of RLI stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $104.4 million and $117.5 million in 2016 and 2015, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2017	2016	2015
Consolidated net income, statutory basis	$72,889	$128,165	$178,502
Consolidated surplus, statutory basis	$864,554	$859,976	$865,268

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2017, our holding company had $853.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $23.5 million in liquid assets,  which approximates half of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and ordinary dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2017, 2016 and 2015, our principal insurance subsidiary paid ordinary dividends totaling $107.0 million, $123.6 million and $125.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2017, 2016 or 2015. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the end of the third quarter of 2018 and cannot be distributed to RLI Corp. without prior approval of the IDOI. However, in addition to the unrestricted liquid net assets that RLI Corp. had on hand as of December 31, 2017, RLI Corp. has other anticipated cash inflows and access to lines of credit that would cover normal annual holding company expenditures as they are incurred and become payable.

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

We have operating lease obligations for regional office facilities. These leases expire in various years through 2034. Expenses associated with these leases totaled $6.8 million in 2017, $6.4 million in 2016 and $6.1 million in 2015. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2018	$5,589
2019	5,238
2020	5,138
2021	5,026
2022	4,991
2023-2034	6,644
Total minimum future rental payments	$32,626

As of December 31, 2017, we also had $17.7 million of unfunded commitments related to our investment in a business development company, $7.2 million of unfunded commitments related to an investment in a global credit fund that specializes in consumer loans and $3.1 million of unfunded commitments related to our low income housing tax credit investments. See note 2 for more information on these investments.

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

The surety segment specializes in writing small to large-sized commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt, other director and shareholder relations costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We own 40 percent of Maui Jim, a privately-held company which operates in the sunglass and optical goods industries, and 23 percent of Prime Holdings Insurance Services, Inc., a privately-held insurance company which specializes in hard-to-place risks in the excess and surplus market and has recently expanded into certain coverages in the admitted market. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

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

REVENUES
(in thousands)	2017	2016	2015
Casualty	$478,603	$454,843	$412,248
Property	138,346	152,167	170,924
Surety	120,988	121,598	116,989
Net premiums earned	$737,937	$728,608	$700,161
Net investment income	54,876	53,075	54,644
Net realized gains	4,411	34,645	39,829
Total	$797,224	$816,328	$794,634

INSURANCE EXPENSES
(in thousands)	2017	2016	2015
Loss and settlement expenses:
Casualty	$305,679	$259,907	$218,414
Property	85,027	71,350	69,851
Surety	10,878	18,521	10,780
Total net loss and settlement expenses	$401,584	$349,778	$299,045

Policy acquisition costs:
Casualty	$136,135	$128,566	$119,529
Property	51,070	54,167	57,214
Surety	65,310	66,879	64,335
Total policy acquisition costs	$252,515	$249,612	$241,078

Other insurance expenses:
Casualty	$32,885	$30,040	$28,042
Property	14,108	13,819	14,834
Surety	10,001	9,234	8,604
Total other insurance expenses	$56,994	$53,093	$51,480
Total	$711,093	$652,483	$591,603

NET EARNINGS (LOSSES)
(in thousands)	2017	2016	2015
Casualty	$3,904	$36,329	$46,263
Property	(11,859)	12,832	29,025
Surety	34,799	26,964	33,270
Net underwriting income	$26,844	$76,125	$108,558
Net investment income	54,876	53,075	54,644
Net realized gains	4,411	34,645	39,829
General corporate expense and interest on debt	(18,766)	(17,596)	(17,263)
Equity in earnings of unconsolidated investees	17,224	10,833	10,914
Total earnings before incomes taxes	$84,589	$157,082	$196,682
Income tax expense (benefit)	$(20,439)	$42,162	$59,138
Total	$105,028	$114,920	$137,544

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2017	2016	2015
CASUALTY
Commercial and personal umbrella	$115,543	$111,079	$104,598
General liability	90,283	86,853	84,165
Professional services	78,508	75,872	71,034
Commercial transportation	78,061	81,402	65,564
Small commercial	49,601	45,660	40,410
Executive products	18,086	18,755	17,892
Medical professional liability	17,072	17,449	12,292
Other casualty	31,449	17,773	16,293
Total	$478,603	$454,843	$412,248

PROPERTY
Commercial property	$63,117	$68,165	$75,749
Marine	50,931	48,301	47,016
Specialty personal	20,793	24,981	26,395
Other property	3,505	10,720	21,764
Total	$138,346	$152,167	$170,924

SURETY
Miscellaneous	$47,237	$46,235	$42,372
Contract	28,573	28,240	28,269
Commercial	27,625	29,105	29,529
Energy	17,553	18,018	16,819
Total	$120,988	$121,598	$116,989
Grand total	$737,937	$728,608	$700,161

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2017
Net premiums earned	$183,285	$184,331	$182,025	$188,296	$737,937
Net investment income	13,005	13,238	14,187	14,446	54,876
Net realized gains (losses)	624	(1,359)	35	5,111	4,411
Earnings (losses) before income taxes	26,443	34,036	(862)	24,972	84,589
Net earnings	19,828	26,208	1,734	57,258	105,028
Basic earnings per share(1)	$0.45	$0.60	$0.04	$1.30	$2.39
Diluted earnings per share(1)	$0.45	$0.59	$0.04	$1.29	$2.36
2016
Net premiums earned	$176,918	$180,226	$183,595	$187,869	$728,608
Net investment income	13,370	13,048	13,504	13,153	53,075
Net realized gains (losses)	11,400	2,710	9,252	11,283	34,645
Earnings (losses) before income taxes	45,593	42,341	31,142	38,006	157,082
Net earnings	31,393	29,077	22,263	32,187	114,920
Basic earnings per share(1)	$0.72	$0.67	$0.51	$0.73	$2.63
Diluted earnings per share(1)	$0.71	$0.65	$0.50	$0.72	$2.59

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RLI Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to VI (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

Chicago, Illinois
February 23, 2018

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 109 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2018, and the information under the following captions is included in such incorporation by reference:  “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal Four:  Ratification of Selection of Independent Registered Public Accounting Firm.”

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2017

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. Government	$92,561	$91,689	$91,689
U.S. Agency	18,541	18,778	18,778
Non-U.S. Government & Agency	7,501	7,588	7,588
Agency MBS	329,129	328,471	328,471
ABS/CMBS*	70,405	70,526	70,526
Corporate	508,128	519,022	519,022
Municipal	620,146	636,165	636,165
Total available-for-sale	$1,646,411	$1,672,239	$1,672,239
Total fixed maturities	$1,646,411	$1,672,239	$1,672,239

Equity securities:
Common stock:
Available-for-sale:
Ind Misc & all other	$108,815	$256,360	$256,360
ETFs (Ind/misc)	73,187	144,132	144,132
Total equity securities	$182,002	$400,492	$400,492
Cash & short-term investments	34,251	34,251	34,251
Other invested assets	33,779	33,808	33,808
Total investments and cash	$1,896,443	$2,140,790	$2,140,790

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2017	2016
ASSETS

Cash	$204	$21
Short-term investments, at cost which approximates fair value	70	23
Accounts receivable, affiliates	1,057	127
Investments in subsidiaries	912,515	882,095
Investments in unconsolidated investee	77,720	62,604
Fixed income:
Available-for-sale, at fair value (amortized cost - $23,184 in 2017 and $45,901 in 2016)	23,210	45,885
Property and equipment, at cost, net of accumulated depreciation of $1,426 in 2017 and $1,523 in 2016	1,982	2,213
Income taxes receivable - current	1,542	858
Other assets	156	329
Total assets	$1,018,456	$994,155

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Income taxes - deferred	$13,207	$19,145
Bonds payable, long-term debt	148,928	148,741
Interest payable, long-term debt	2,153	2,153
Other liabilities	570	544
Total liabilities	$164,858	$170,583

Shareholders’ equity:
Common stock ($1 par value, authorized 100,000,000 shares, issued 67,078,569 shares in 2017 and 66,874,911 shares in 2016, and outstanding 44,148,355 shares in 2017 and 43,944,697 shares in 2016)	$67,079	$66,875
Paid in capital	233,077	229,779
Accumulated other comprehensive earnings, net of tax	157,919	122,610
Retained earnings	788,522	797,307
Deferred compensation	8,640	11,496
Treasury shares at cost (22,930,214 shares in 2017 and 2016)	(401,639)	(404,495)
Total shareholders’ equity	$853,598	$823,572
Total liabilities and shareholders’ equity	$1,018,456	$994,155

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2017	2016	2015
Net investment income	$647	$942	$810
Net realized gains (losses)	(36)	(360)	139
Equity in earnings of unconsolidated investee	14,436	9,764	9,893
Selling, general and administrative expenses	(11,340)	(10,170)	(9,837)
Interest expense on debt	(7,426)	(7,426)	(7,426)
Loss before income taxes	$(3,719)	$(7,250)	$(6,421)
Income tax benefit	(16,601)	(8,467)	(5,499)
Net earnings (loss) before equity in net earnings of subsidiaries	$12,882	$1,217	$(922)
Equity in net earnings of subsidiaries	92,146	113,703	138,466
Net earnings	$105,028	$114,920	$137,544
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$21	$308	$(40)
Less: reclassification adjustment for gains (losses) included in net earnings	6	(131)	(90)
Other comprehensive income (loss) - parent only	$27	$177	$(130)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	35,282	(1,341)	(47,479)
Other comprehensive earnings (loss)	$35,309	$(1,164)	$(47,609)
Comprehensive earnings	$140,337	$113,756	$89,935

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2017	2016	2015
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$12,882	$1,217	$(922)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	36	360	(139)
Depreciation	77	196	237
Other items, net	595	560	530
Change in:
Affiliate balances receivable/payable	(930)	(535)	4,211
Federal income taxes	(6,874)	9,762	14,227
Stock option excess tax benefit	—	(9,576)	(11,413)
Changes in investment in unconsolidated investee:
Undistributed earnings	(14,436)	(9,764)	(9,893)
Dividends received	—	9,900	—
Net cash provided by (used in) operating activities	$(8,650)	$2,120	$(3,162)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(5,773)	$(12,844)	$(16,031)
Short-term investments, net	(47)	—	—
Sale of:
Fixed income, available-for-sale	24,771	4,981	7,048
Short-term investments, net	—	63	91
Property and equipment	128	—	—
Call or maturity of:
Fixed income, available-for-sale	3,499	6,859	9,507
Cash dividends received-subsidiaries	107,000	123,600	125,000
Net cash provided by investing activities	$129,578	$122,659	$125,615
Cash flows from financing activities
Stock option excess tax benefit	$—	$9,576	$11,413
Proceeds from stock option exercises	3,502	(741)	(3,364)
Cash dividends paid	(124,247)	(133,771)	(130,698)
Net cash used in financing activities	$(120,745)	$(124,936)	$(122,649)
Net (decrease) increase in cash	$183	$(157)	$(196)
Cash at beginning of year	21	178	374
Cash at end of year	$204	$21	$178

Interest paid on outstanding debt amounted to $7.3 million for 2017, 2016 and 2015, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2017, 2016 and 2015

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2017

Casualty segment	$44,358	$1,127,787	$296,751	$478,603	$323,141
Property segment	13,029	107,304	84,010	138,346	97,161
Surety segment	20,329	36,412	70,688	120,988	20,150

RLI Insurance Group	$77,716	$1,271,503	$451,449	$737,937	$440,452

Year ended December 31, 2016

Casualty segment	$39,131	$1,021,506	$276,096	$454,843	$292,308
Property segment	13,115	76,989	84,425	152,167	76,143
Surety segment	20,901	40,842	73,256	121,598	23,321

RLI Insurance Group	$73,147	$1,139,337	$433,777	$728,608	$391,772

Year ended December 31, 2015

Casualty segment	$35,464	$993,717	$260,227	$412,248	$264,068
Property segment	13,332	77,584	88,808	170,924	81,699
Surety segment	21,033	32,484	73,059	116,989	18,705

RLI Insurance Group	$69,829	$1,103,785	$422,094	$700,161	$364,472

NOTE 1:  Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2017, 2016 and 2015

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2017

Casualty segment	$(17,462)	$136,135	$32,885	$494,649
Property segment	(12,134)	51,070	14,108	137,031
Surety segment	(9,272)	65,310	10,001	118,174

RLI Insurance Group	$(38,868)	$252,515	$56,994	$749,854

Year ended December 31, 2016

Casualty segment	$(32,401)	$128,566	$30,040	$470,082
Property segment	(4,793)	54,167	13,819	149,170
Surety segment	(4,800)	66,879	9,234	121,700

RLI Insurance Group	$(41,994)	$249,612	$53,093	$740,952

Year ended December 31, 2015

Casualty segment	$(45,654)	$119,529	$28,042	$435,409
Property segment	(11,848)	57,214	14,834	166,659
Surety segment	(7,925)	64,335	8,604	119,903

RLI Insurance Group	$(65,427)	$241,078	$51,480	$721,971

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2017, 2016 and 2015

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2017

Casualty segment	$536,085	$86,190	$28,708	$478,603	6.0%
Property segment	172,668	37,607	3,285	138,346	2.4%
Surety segment	126,365	5,905	528	120,988	0.4%

RLI Insurance Group premiums earned	$835,118	$129,702	$32,521	$737,937	4.4%

2016

Casualty segment	$528,691	$89,635	$15,787	$454,843	3.5%
Property segment	179,460	38,353	11,060	152,167	7.3%
Surety segment	127,143	6,584	1,039	121,598	0.9%

RLI Insurance Group premiums earned	$835,294	$134,572	$27,886	$728,608	3.8%

2015

Casualty segment	$484,435	$84,311	$12,124	$412,248	2.9%
Property segment	190,678	42,731	22,977	170,924	13.4%
Surety segment	122,067	5,701	623	116,989	0.5%

RLI Insurance Group premiums earned	$797,180	$132,743	$35,724	$700,161	5.1%

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2017, 2016 and 2015

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2017 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2016 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2015 Allowance for uncollectible reinsurance	$26,404	$—	$(493)	$25,911

See the accompanying report of independent registered public accounting firm on page 109 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2017, 2016 and 2015

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2017	$77,716	$1,271,503	$451,449	$737,937	$54,876
2016	$73,147	$1,139,337	$433,777	$728,608	$53,075
2015	$69,829	$1,103,785	$422,094	$700,161	$54,644

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2017	$440,452	$(38,868)	$252,515	$283,185	$749,854
2016	$391,772	$(41,994)	$249,612	$304,606	$740,952
2015	$364,472	$(65,427)	$241,078	$279,038	$721,971

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 109 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 5, 2017.
3.2	Restated By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 5, 2017.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.
10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Attached as Exhibit 10.1.
10.2	RLI Corp. Omnibus Stock Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 9, 2005.
10.3	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.4	RLI Corp. Executive Deferred Compensation Plan, as amended*	Attached as Exhibit 10.4.
10.5	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.6	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.7	RLI Corp. Annual Incentive Compensation Plan*	Attached as Exhibit 10.7.
10.8	Market Value Potential (MVP), Executive Incentive Program Guideline*	Attached as Exhibit 10.8.
10.9	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.
10.10	Credit Agreement (JP Morgan Chase Bank N.A.)	Incorporated by reference to the Company’s Form 8‑K filed June 3, 2014.
10.11	RLI Corp. 2015 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 7, 2015.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 75.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 125

23.1	Consent of KPMG LLP	Page 126

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 127

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 128

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 129

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 130

101	XBRL-Related Documents	Attached as Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Thomas L. Brown
Thomas L. Brown
Senior Vice President, Chief Financial Officer

Date:	February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Senior Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ Kaj Ahlmann	By:	/s/ Jordan W. Graham
	Kaj Ahlmann, Director		Jordan W. Graham, Director

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ Barbara R. Allen	By:	/s/ F. Lynn McPheeters
	Barbara R. Allen, Director		F. Lynn McPheeters, Director

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ Michael E. Angelina	By:	/s/ Jonathan E. Michael
	Michael E. Angelina, Director		Jonathan E. Michael, Director

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ John T. Baily	By:	/s/ Robert P. Restrepo, Jr.
	John T. Baily, Director		Robert P. Restrepo, Jr., Director

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ James J. Scanlan
	Calvin G. Butler, Jr., Director		James J. Scanlan, Director

Date:	February 23, 2018	Date:	February 23, 2018

By:	/s/ David B. Duclos	By:	/s/ Michael J. Stone
	David B. Duclos, Director		Michael J. Stone, Director

Date:	February 23, 2018	Date:	February 23, 2018