Form 10-Q
period 2018-03-31
RLI CORP
filed 2018-04-25
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 13, 2018, the number of shares outstanding of the registrant’s Common Stock was 44,253,126.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2018	2017

Net premiums earned	$190,027	$183,285
Net investment income	14,232	13,005
Net realized gains	8,460	2,714
Other-than-temporary impairment (OTTI) losses on investments	(56)	(2,090)
Net unrealized losses on equity securities	(26,772)	-
Consolidated revenue	$185,891	$196,914
Losses and settlement expenses	92,421	93,390
Policy acquisition costs	66,734	63,503
Insurance operating expenses	13,385	13,335
Interest expense on debt	1,856	1,856
General corporate expenses	2,283	3,325
Total expenses	$176,679	$175,409
Equity in earnings of unconsolidated investees	5,166	4,938
Earnings before income taxes	$14,378	$26,443
Income tax expense	2,162	6,615
Net earnings	$12,216	$19,828

Other comprehensive earnings (loss), net of tax	(26,398)	11,769
Comprehensive earnings (loss)	$(14,182)	$31,597

Earnings per share:
Basic:

Basic net earnings per share	$0.28	$0.45
Basic comprehensive earnings (loss) per share	$(0.32)	$0.72

Diluted:

Diluted net earnings per share	$0.27	$0.45
Diluted comprehensive earnings (loss) per share	$(0.32)	$0.71

Weighted average number of common shares outstanding:
Basic	44,221	43,961
Diluted	44,650	44,502

Cash dividends paid per common share	$0.21	$0.20

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,661,490 at 3/31/18 and $1,646,411 at 12/31/17)	$1,653,674	$1,672,239
Equity securities, at fair value (cost - $186,520 at 3/31/18 and $182,002 at 12/31/17)	378,253	400,492
Short-term investments, at cost which approximates fair value	-	9,980
Other invested assets	35,065	33,808
Cash	28,927	24,271
Total investments and cash	$2,095,919	$2,140,790
Accrued investment income	14,079	15,166
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,984 at 3/31/18 and $16,935 at 12/31/17	132,682	134,351
Ceded unearned premium	57,356	57,928
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,945 at 3/31/18 and $10,014 at 12/31/17	308,703	301,991
Deferred policy acquisition costs	77,622	77,716
Property and equipment, at cost, net of accumulated depreciation of $49,350 at 3/31/18 and $47,676 at 12/31/17	56,153	55,849
Investment in unconsolidated investees	85,564	90,067
Goodwill and intangibles	54,793	59,302
Other assets	11,321	14,084
TOTAL ASSETS	$2,894,192	$2,947,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,303,131	$1,271,503
Unearned premiums	444,296	451,449
Reinsurance balances payable	12,233	21,624
Funds held	67,415	74,560
Income taxes-deferred	40,234	53,768
Bonds payable, long-term debt	148,975	148,928
Accrued expenses	26,621	52,848
Other liabilities	18,354	18,966
TOTAL LIABILITIES	$2,061,259	$2,093,646

Shareholders’ Equity
Common stock ($1 par value, 100,000,000 shares authorized)
(67,183,340 shares issued, 44,253,126 shares outstanding at 3/31/18)
(67,078,569 shares issued, 44,148,355 shares outstanding at 12/31/17)	$67,183	$67,079
Paid-in capital	235,694	233,077
Accumulated other comprehensive earnings	(6,973)	157,919
Retained earnings	930,028	788,522
Deferred compensation	8,056	8,640
Less: Treasury shares at cost
(22,930,214 shares at 3/31/18 and 12/31/17)	(401,055)	(401,639)
TOTAL SHAREHOLDERS’ EQUITY	$832,933	$853,598
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,894,192	$2,947,244

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2018	2017

Net cash provided by operating activities	$15,393	$11,265
Cash Flows from Investing Activities
Investments purchased	$(177,324)	$(88,910)
Investments sold	123,869	67,667
Investments called or matured	41,337	33,880
Net change in short-term investments	9,980	(3,435)
Net property and equipment purchased	(2,065)	(3,298)
Other	35	-
Net cash provided by (used in) investing activities	$(4,168)	$5,904

Cash Flows from Financing Activities
Cash dividends paid	$(9,290)	$(8,793)
Stock plan share issuance	2,721	1,499
Net cash used in financing activities	$(6,569)	$(7,294)

Net increase in cash	$4,656	$9,875

Cash at the beginning of the period	$24,271	$18,269
Cash at March 31	$28,927	$28,144

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2017 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2018 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2017 to conform to the classifications used in the current year.

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

We adopted ASU 2014-09 on January 1, 2018. However, nearly all (over 99 percent) of our consolidated revenue is scoped out and therefore exempt from the guidance contained within this ASU. For the remaining portion, the revenue recognition policy we utilize aligns with the new guidance and there were no changes to the way we recognize revenue. Although the recognition of earnings from equity method investees is out of scope from the update, the recognition of revenue by our two equity method investees would be subject to the new guidance if the revenue streams are within this update’s scope. Any impact on revenues would affect the net income of each of the equity method investees, upon which we calculate our portion of earnings to recognize. Our equity method investees are private companies and this guidance becomes effective for private companies in periods beginning after December 15, 2018. As a result, their earnings and our portion of those earnings are not impacted in 2018. We expect that revenue generated by both of our equity method investees will either be outside the scope of this update or largely unaffected by the changes.

 ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This ASU was issued to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to GAAP as follows:

a.

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings;

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
e.

Requires an entity to present separately in other comprehensive earnings the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

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

We adopted ASU 2016-01 on January 1, 2018. A cumulative-effect adjustment to the balance sheet was made as of the beginning of the year, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings. During the first quarter of 2018, we recognized $26.8 million of unrealized losses on equity securities within net earnings and $5.6 million of income tax benefit. This compares to $6.5 million of unrealized gains on equity securities, net of tax, that was recognized through other comprehensive earnings in 2017. The future impact to our net earnings will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments

ASU 2016-15 was issued to reduce the diversity in practice of how certain cash receipts and payments, for which current guidance is silent, are classified in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. We adopted ASU 2016-15 on January 1, 2018. The adoption did not have a material impact on our statement of cash flows.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21 percent from 35 percent) with the change included in income from continuing operations. Since other comprehensive income was not affected by the revaluation of the deferred tax items, the net accumulated other comprehensive income (AOCI) balance was reflective of the historic 35 percent tax rate instead of the newly enacted rate, a difference that is referred to as a stranded tax effect. This ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of AOCI and into retained earnings. ASU 2018-02 does not replace the guidance requiring changes from the enactment of other tax laws or rates to be included within income from continuing operations and is applicable only to changes from the TCJA.

We adopted ASU 2018-02 during the first quarter of 2018. A current period adjustment was made to the balance sheet, which moved $3.7 million of stranded tax effects on the unrealized balances of our fixed income securities and equity method investees from accumulated other comprehensive earnings to retained earnings. The entire unrealized balance on equity securities was reclassified from AOCI into retained earnings from the adoption of ASU 2016-01 on January 1, 2018 and was therefore unaffected by this ASU. As there was no impact to net earnings and the balance sheet effect is limited to a reclassification within the equity section, there was not a material impact on our financial statements.

C.  PROSPECTIVE ACCOUNTING STANDARDS

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We do not have any financing leases. Approximately $31 million of undiscounted future lease liabilities would have to be discounted to present value and added to our balance sheet with a corresponding right-of-use asset if the guidance were applicable on March 31, 2018. We have approximately $7 million of annual operating lease expenses and do not expect that there will be a materially different annual rental expense upon adoption.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. The measurement of credit losses on available-for-sale securities is similar under current GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We do not have any assets measured at amortized cost that would be impacted by this accounting standards update. Additionally, as our fixed income portfolio is weighted towards higher rated bonds (84 percent rated A or better at March 31, 2018) and we purchase reinsurance from financially strong reinsurers, we do not expect that credit loss will be material.

D.  INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.8 million and $59.3 million at March 31, 2018 and December 31, 2017, respectively, as detailed in the following table.

Goodwill and Intangible Assets	March 31,	December 31,
(in thousands)	2018	2017
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Medical professional liability *	-	3,595
Total goodwill	$46,062	$49,657

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $2,763 at 3/31/18 and $5,678 at 12/31/17	1,231	2,145
Total intangibles	$8,731	$9,645

Total goodwill and intangibles	$54,793	$59,302

*   The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $12.4 million and $8.8 million as of March 31, 2018 and December 31, 2017, respectively.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the first quarter of 2018, compared to $0.2 million for the first quarter of 2017.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during 2017. Based upon these reviews, none of the assets were impaired. In addition, as of March 31, 2018, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets. In contrast, the medical professional liability reporting unit had adverse loss experience during the first quarter of 2018, which triggered the need to review the reporting unit for impairment. Testing of the reporting unit resulted in a $4.4 million non-cash impairment charge. The fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge. The fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The model implied the reporting unit had no value, resulting in a $3.6 million non-cash impairment charge. Subsequent to this impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the consolidated statement of earnings.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2018			Ended March 31, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$12,216	44,221	$0.28	$19,828	43,961	$0.45
Effect of Dilutive Securities
Stock options	-	429		-	541
Diluted EPS
Income available to common shareholders	$12,216	44,650	$0.27	$19,828	44,502	$0.45

F.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio in 2018. In 2017, after-tax unrealized gains and losses on our fixed income and equity portfolios were also included. With the adoption of ASU 2016-01 on January 1, 2018, we began recognizing unrealized gains and losses on the equity portfolio through net income. See note 1.B to the unaudited condensed consolidated interim financial statements for more information. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent in 2018 and 35 percent in 2017.

Unrealized losses, net of tax, on the fixed income portfolio for the first three months of 2018 were $26.4 million, compared to $11.8 million of unrealized gains, net of tax, on the fixed income and equity portfolios during the same period last year. Unrealized losses in the first three months of 2018 were mainly attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. In 2017, unrealized gains were the result of strong equity market returns for the quarter and a slight decline in interest rates.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements. The 2017 activity and balances include the net unrealized gain and loss activity on both fixed income and equity securities, while the 2018 activity and ending balance reflect only the net unrealized gain and loss activity on fixed income securities due to the aforementioned adoption of ASU 2016-01.

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2018	2017

Beginning balance	$157,919	$122,610
Cumulative effect adjustment of ASU 2016-01	(142,219)	-
Adjusted beginning balance	$15,700	$122,610
Other comprehensive earnings before reclassifications	(26,410)	12,172
Amounts reclassified from accumulated other comprehensive earnings	12	(403)
Net current-period other comprehensive earnings (loss)	$(26,398)	$11,769
Reclassification of stranded tax effect per ASU 2018-02	3,725	-
Ending balance	$(6,973)	$134,379

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table. As previously mentioned, 2018 activity is reflective of activity on fixed income securities classified as available-for-sale, while 2017 also includes activity from the equity portfolio.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2018	2017	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$41	$2,710	Net realized gains
	(56)	(2,090)	Other-than-temporary impairment (OTTI) losses on investments
	$(15)	$620	Earnings before income taxes
	3	(217)	Income tax expense
	$(12)	$403	Net earnings

2.    INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value. When available, we obtain quoted market prices to determine fair value for our investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. We have no investment securities for which fair value is determined using Level 3 inputs as defined in note 3 to the unaudited condensed consolidated interim financial statements, “Fair Value Measurements.”

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at March 31, 2018 and December 31, 2017 were as follows:

Available-for-sale
(in thousands)
	March 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$119,660	$54	$(2,179)	$117,535
U.S. agency	18,541	208	(408)	18,341
Non-U.S. govt. & agency	8,193	35	(145)	8,083
Agency MBS	359,232	2,148	(9,896)	351,484
ABS/CMBS*	91,073	199	(774)	90,498
Corporate	527,845	5,331	(7,184)	525,992
Municipal	536,946	8,629	(3,834)	541,741
Total Fixed Income	$1,661,490	$16,604	$(24,420)	$1,653,674

Available-for-sale
(in thousands)
	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$92,561	$23	$(895)	$91,689
U.S. agency	18,541	347	(110)	18,778
Non-U.S. govt. & agency	7,501	143	(56)	7,588
Agency MBS	329,129	3,420	(4,078)	328,471
ABS/CMBS*	70,405	436	(315)	70,526
Corporate	508,128	12,575	(1,681)	519,022
Municipal	620,146	17,272	(1,253)	636,165
Total Fixed Income	$1,646,411	$34,216	$(8,388)	$1,672,239

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2018:

	March 31, 2018
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$35,667	$35,502
Due after one year through five years	328,700	330,089
Due after five years through 10 years	553,968	552,243
Due after 10 years	292,850	293,858
Mtge/ABS/CMBS*	450,305	441,982
Total available-for-sale	$1,661,490	$1,653,674

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2018 unrealized losses on fixed income securities, as shown in the following tables, were 1.2 percent of total invested assets. Unrealized losses increased through the first three months of 2018, as interest rates increased from the end of 2017, which decreased the fair value of securities held in the fixed income portfolio.

	March 31, 2018			December 31, 2017
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$64,861	$31,191	$96,052	$58,009	$30,888	$88,897
Cost or amortized cost	66,407	31,824	98,231	58,443	31,349	89,792
Unrealized Loss	$(1,546)	$(633)	$(2,179)	$(434)	$(461)	$(895)

U.S. Agency
Fair value	$12,655	$—	$12,655	$10,917	$—	$10,917
Cost or amortized cost	13,063	—	13,063	11,027	—	11,027
Unrealized Loss	$(408)	$—	$(408)	$(110)	$—	$(110)

Non-U.S. government
Fair value	$2,768	$1,781	$4,549	$—	$1,840	$1,840
Cost or amortized cost	2,797	1,897	4,694	—	1,896	1,896
Unrealized Loss	$(29)	$(116)	$(145)	$—	$(56)	$(56)

Agency MBS
Fair value	$190,033	$110,400	$300,433	$122,130	$111,306	$233,436
Cost or amortized cost	195,213	115,116	310,329	123,559	113,955	237,514
Unrealized Loss	$(5,180)	$(4,716)	$(9,896)	$(1,429)	$(2,649)	$(4,078)

ABS/CMBS*
Fair value	$48,135	$18,248	$66,383	$23,406	$21,587	$44,993
Cost or amortized cost	48,635	18,522	67,157	23,491	21,817	45,308
Unrealized Loss	$(500)	$(274)	$(774)	$(85)	$(230)	$(315)

Corporate
Fair value	$248,217	$27,617	$275,834	$86,946	$28,600	$115,546
Cost or amortized cost	253,724	29,294	283,018	87,736	29,491	117,227
Unrealized Loss	$(5,507)	$(1,677)	$(7,184)	$(790)	$(891)	$(1,681)

Municipal
Fair value	$117,781	$48,961	$166,742	$71,059	$60,049	$131,108
Cost or amortized cost	119,784	50,792	170,576	71,534	60,827	132,361
Unrealized Loss	$(2,003)	$(1,831)	$(3,834)	$(475)	$(778)	$(1,253)

Total fixed income
Fair value	$684,450	$238,198	$922,648	$372,467	$254,270	$626,737
Cost or amortized cost	699,623	247,445	947,068	375,790	259,335	635,125
Unrealized Loss	$(15,173)	$(9,247)	$(24,420)	$(3,323)	$(5,065)	$(8,388)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2018 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$821,528	$800,794	$(20,734)	84.9%
2	BBB	Baa	95,823	93,384	(2,439)	10.0%
3	BB	Ba	18,431	17,862	(569)	2.3%
4	B	B	9,281	8,787	(494)	2.0%
5	CCC	Caa	1,389	1,250	(139)	0.6%
6	CC or lower	Ca or lower	616	571	(45)	0.2%
		Total	$947,068	$922,648	$(24,420)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 551 securities in an unrealized loss position as of March 31, 2018. The $24.4 million in associated unrealized losses for these 551 securities represents 1.5 percent of the fixed income portfolio’s cost basis. Of these 551 securities, 126 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first three months of 2018, we recognized $0.1 million in other-than-temporary impairment (OTTI) charges in earnings on one fixed income security that we no longer had the intent to hold. Comparatively, we recognized $2.1 million in OTTI losses in earnings on two fixed income securities that we no longer had the intent to hold in same period in 2017. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

The portion of net unrealized losses for the first quarter of 2018 that relates to equity securities held as of March 31, 2018 was $12.3 million.

Other Invested Assets

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), an investment in a real estate fund, an investment in a business development company (BDC) and an investment in a global credit fund. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our investments in the BDC and global credit fund are carried at fair value. The investment in the real estate fund was carried at cost through 2017, but is carried at fair value in 2018 and forward due to the adoption of ASU 2016-01. Our LIHTC interests had a balance of $15.0 million at March 31, 2018, compared to $15.5 million at December 31, 2017 and recognized a total tax benefit of $0.6 million during the first quarter of 2018, the same as the prior year. Our unfunded commitment for our LIHTC investments totaled $2.5 million at March 31, 2018 and will be paid out in installments through 2025. Our investment in FHLBC stock totaled $1.0 million at March 31, 2018 and December 31, 2017. As of March 31, 2018, $18.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. Comparatively, $18.9 million of investments were pledged as collateral as of December 31, 2017. As of and during the three month period ending March 31, 2018, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund had a fair value of $2.6 million at March 31, 2018, compared to a carrying value of $2.5 million which approximated fair value at December 31, 2017. Our investment in the BDC had a fair value of $9.2 million at March 31, 2018, compared to $7.3 million at December 31, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to this investment totaled $15.7 million at March 31, 2018. Lastly, our investment in a global credit fund that specializes in consumer loans had a fair value of $7.3 million at March 31, 2018, compared to $7.5 million at December 31, 2017. We had a $7.2 million unfunded commitment related to the global credit fund investment at March 31, 2018.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $28.9 million at March 31, 2018, compared to $24.3 million at the end of 2017. We did not have any short-term investments at March 31, 2018, but had $10.0 million of short-term investments that were carried at cost and approximated fair value at December 31, 2017.

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

Our investments in the BDC, real estate fund and global credit fund are measured using each investment’s net asset value per share and are not categorized within the fair value hierarchy.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$117,535	$—	$117,535
U.S. agency	—	18,341	—	18,341
Non-U.S. govt. & agency	—	8,083	—	8,083
Agency MBS	—	351,484	—	351,484
ABS/CMBS*	—	90,498	—	90,498
Corporate	—	525,992	—	525,992
Municipal	—	541,741	—	541,741
Total fixed income securities - available-for-sale	$—	$1,653,674	$—	$1,653,674
Equity securities	378,253	—	—	378,253
Total	$378,253	$1,653,674	$—	$2,031,927

	As of December 31, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$91,689	$—	$91,689
U.S. agency	—	18,778	—	18,778
Non-U.S. govt. & agency	—	7,588	—	7,588
Agency MBS	—	328,471	—	328,471
ABS/CMBS*	—	70,526	—	70,526
Corporate	—	519,022	—	519,022
Municipal	—	636,165	—	636,165
Total fixed income securities - available-for-sale	$—	$1,672,239	$—	$1,672,239
Equity securities	400,492	—	—	400,492
Total	$400,492	$1,672,239	$—	$2,072,731

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March 31, 2018.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2018 and 2017.

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2018	2017
Unpaid losses and LAE at beginning of year
Gross	$1,271,503	$1,139,337
Ceded	(301,991)	(288,224)
Net	$969,512	$851,113

Increase (decrease) in incurred losses and LAE
Current accident year	$107,011	$99,249
Prior accident years	(14,590)	(5,859)
Total incurred	$92,421	$93,390

Loss and LAE payments for claims incurred
Current accident year	$(3,384)	$(3,395)
Prior accident year	(64,121)	(60,427)
Total paid	$(67,505)	$(63,822)

Net unpaid losses and LAE at March 31,	$994,428	$880,681

Unpaid losses and LAE at March 31,
Gross	$1,303,131	$1,152,027
Ceded	(308,703)	(271,346)
Net	$994,428	$880,681

For the first three months of 2018, incurred losses and LAE included $14.6 million of favorable development on prior years’ loss reserves. Commercial and personal umbrella, general liability and small commercial were drivers of the favorable development within the casualty segment. Property and surety segments also developed favorably, contributing to the decrease in incurred losses on prior accident years.

For the first three months of 2017, incurred losses and LAE included $5.9 million of favorable development on prior years’ loss reserves. The property segment and surety segments had favorable development, primarily from commercial property, marine, contract surety and commercial surety. The casualty segment experienced unfavorable development, driven by commercial transportation.

5.  INCOME TAXES

Our effective tax rate for the three-month period ended March 31, 2018 was 15.0 percent, compared to 25.0 percent for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. Pre-tax earnings were lower for the first quarter of 2018 due to the adoption of ASU 2016-01 on January 1, 2018, which resulted in the inclusion of $26.8 million of unrealized losses on equity securities within pre-tax earnings. The lower pretax earnings caused the tax favored adjustments to be larger on a percentage basis in 2018 compared to the prior year. Additionally, the Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. There have been no changes to the provisional amounts that we recorded in the fourth quarter of 2017 associated with the TCJA.

Income tax expense attributable to income from operations for the three-month periods ended March 31, 2018 and 2017 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent and 35 percent, respectively, to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended March 31,
	2018		2017
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21% in 2018 and 35% in 2017	$3,019	21.0%	$9,255	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,143)	(7.9)%	(443)	(1.7)%
Tax exempt interest income	(581)	(4.0)%	(1,179)	(4.5)%
Dividends received deduction	(196)	(1.4)%	(530)	(2.0)%
ESOP dividends paid deduction	(139)	(1.0)%	(233)	(0.9)%
Other items, net	1,202	8.3%	(255)	(0.9)%
Total tax expense	$2,162	15.0%	$6,615	25.0%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 1,485,325 awards under the 2015 LTIP, including 36,750 thus far in 2018.

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

The following tables summarize option activity for the periods ended March 31, 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	36,750	$64.42
Options exercised	(147,370)	$30.01		$5,001
Options canceled/forfeited	(4,800)	$62.55
Outstanding options at March 31, 2018	2,141,595	$48.22	4.90	$32,883
Exercisable options at March 31, 2018	853,835	$40.27	3.32	$19,834

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	23,125	$59.77
Options exercised	(32,960)	$33.05		$891
Options canceled/forfeited	—	$0.00
Outstanding options at March 31, 2017	2,197,275	$41.22	4.73	$42,954
Exercisable options at March 31, 2017	891,235	$31.89	3.12	$25,118

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2018, 36,750 stock options were granted with a weighted average exercise price of $64.42 and a weighted average fair value of $9.16. We recognized $1.0 million of expense in the first quarter of 2018 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.2 million in the first quarter of 2018 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.0 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.9 million of expense in the first quarter of 2017. We recorded a tax benefit of $0.3 million in the first quarter of 2017 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2018		2017

Weighted-average fair value of grants	$9.16		$8.49
Risk-free interest rates	2.02%		1.95%
Dividend yield	3.60%		3.59%
Expected volatility	22.93%		22.99%
Expected option life	5.13	years	5.14	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield was determined based on the average annualized quarterly dividends paid during the most recent five-year period and incorporated a consideration for special dividends paid in recent history. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) were granted for the first time in May 2017. RSUs have a grant date value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. When participants terminate employment with the Company after having met the definition of retirement under the 2015 LTIP, defined as those individuals whose age and years of service equals 75, the RSUs will become fully vested. In addition, the RSUs have dividend participation which accrues and is settled in additional shares with all granted stock units at the end of the three-year period.

As of March 31, 2018, 15,450 RSUs have been granted and 15,150 remain outstanding. No RSUs were granted in the first quarter of 2018. We recognized $0.1 million of expense on these units in the first quarter of 2018. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.4 million, which will be recognized over the remainder of the three-year vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2018	2017
Casualty	$125,850	$116,984
Property	35,182	35,805
Surety	28,995	30,496
Net premiums earned	$190,027	$183,285
Net investment income	14,232	13,005
Net realized gains	8,404	624
Net unrealized losses on equity securities	(26,772)	-
Total consolidated revenue	$185,891	$196,914

NET EARNINGS
(in thousands)	2018	2017
Casualty	$1,561	$(6,881)
Property	5,882	8,804
Surety	10,044	11,134
Net underwriting income	$17,487	$13,057
Net investment income	14,232	13,005
Net realized gains	8,404	624
Net unrealized losses on equity securities	(26,772)	-
General corporate expense and interest on debt	(4,139)	(5,181)
Equity in earnings of unconsolidated investees	5,166	4,938
Total earnings before income taxes	$14,378	$26,443
Income tax expense	2,162	6,615
Total net earnings	$12,216	$19,828

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2018	2017

Casualty
Commercial and personal umbrella	$29,952	$28,577
General liability	23,165	21,583
Professional services	19,823	19,226
Commercial transportation	19,175	21,101
Small commercial	12,890	12,287
Executive products	5,052	4,412
Medical professional liability	4,472	4,291
Other casualty	11,321	5,507
Total	$125,850	$116,984

Property
Commercial property	$16,951	$15,718
Marine	13,857	12,286
Specialty personal	4,142	6,018
Property reinsurance	12	1,783
Other property	220	-
Total	$35,182	$35,805

Surety
Miscellaneous	$11,642	$11,857
Commercial	6,713	7,143
Contract	6,346	7,084
Energy	4,294	4,412
Total	$28,995	$30,496

Grand Total	$190,027	$183,285

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 22 consecutive years, averaging an 87.8 combined ratio over that period of time. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty E&S insurance company, has also enhanced financial results. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Our property reinsurance and recreational vehicle products are in runoff after we began curtailing offerings at the end of 2015 and 2016, respectively. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help us carefully manage the concentration of risks exposed to catastrophic events.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements in our 2017 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gain or losses on equity securities in 2018, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2017 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated revenue for the first quarter of 2018 decreased $11.0 million from the same period in 2017. The decline relates to the $26.8 million of net unrealized losses on equity securities, which are required to be recognized in earnings for 2018 and forward due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings. Net premiums earned for the Group increased 4 percent, driven by growth from our casualty segment, while investment income increased 9 percent. Realized gains during the quarter were $8.4 million, compared to realized gains of $0.6 million during the same period of 2017.  During 2018, realized gains of $12.9 million in the equity portfolio were partially offset by a $4.4 million non-cash impairment charge on goodwill and definite-lived intangibles. Equity portfolio rebalancing accounts for the higher amount of gains compared to that realized in the previous year.

	For the Three-Month Periods
	Ended March 31,
	2018	2017
Consolidated revenues (in thousands)
Net premiums earned	$190,027	$183,285
Net investment income	14,232	13,005
Net realized gains	8,404	624
Net unrealized losses on equity securities	(26,772)	-
Total consolidated revenue	$185,891	$196,914

Net after-tax earnings for the first quarter of 2018 totaled $12.2 million, $0.27 per diluted share, compared to $19.8 million, $0.45 per diluted share, for the same period last year. The reduction in earnings for 2018 was driven by the $21.1 million, $0.48 per diluted share, of unrealized losses on equity securities, net of tax, recognized in net earnings. In 2017, these amounts were recognized through other comprehensive earnings. From an underwriting perspective, both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Catastrophe activity was light for both years, with $2.0 million of winter storm losses in 2018. Favorable development on prior years’ loss reserves provided additional pretax earnings of $14.6 million in the first three months of 2018 compared to $5.9 million in 2017. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $1.9 million in 2018, compared to $0.7 million in 2017. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first quarter of 2018, equity in earnings of unconsolidated investees totaled $5.2 million. This amount includes $4.2 million from Maui Jim and $1.0 million from Prime. Comparatively, the first quarter of 2017 reflected $4.9 million of earnings, including $4.3 million from Maui Jim and $0.6 million from Prime. In addition, net earnings for the quarter benefited from a lower effective tax rate, 15 percent in 2018 compared to 25 percent in 2017, resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), which reduced the corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Comprehensive earnings totaled -$14.2 million, -$0.32 per diluted share, for the first quarter of 2018, compared to $31.6 million, $0.71 per diluted share, for the first quarter of 2017. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio in 2018 and after-tax unrealized gains and losses from both the fixed income and equity portfolios in 2017. The first quarter’s $26.4 million other comprehensive loss was due to unrealized losses on the fixed income portfolio as interest rates rose during the quarter. This compares to $11.8 million of other comprehensive earnings for the same period in 2017, as equity market returns were strong and interest rates declined slightly.

RLI Insurance Group

Gross premiums written for the Group increased 11 percent to $216.9 million for the first three months of 2018. The majority of our products contributed to growth in the period, with the bulk of the increase driven by products in our casualty and property segments. Net premiums earned increased $6.7 million, or 4 percent. This growth was largely attributable to our casualty segment, which was up 8 percent from the prior year.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended March 31,			For the Three-Month Periods Ended March 31,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Casualty
Commercial and personal umbrella	$34,333	$30,912	11.1%	$29,952	$28,577	4.8%
General liability	21,288	19,599	8.6%	23,165	21,583	7.3%
Professional services	20,481	20,078	2.0%	19,823	19,226	3.1%
Commercial transportation	18,416	15,612	18.0%	19,175	21,101	(9.1)%
Small commercial	13,147	13,054	0.7%	12,890	12,287	4.9%
Executive products	13,000	9,835	32.2%	5,052	4,412	14.5%
Medical professional liability	5,021	6,697	(25.0)%	4,472	4,291	4.2%
Other casualty	14,769	11,047	33.7%	11,321	5,507	105.6%
Total	$140,455	$126,834	10.7%	$125,850	$116,984	7.6%

Property
Commercial property	$25,309	$18,419	37.4%	$16,951	$15,718	7.8%
Marine	16,127	13,537	19.1%	13,857	12,286	12.8%
Specialty personal	4,147	4,660	(11.0)%	4,142	6,018	(31.2)%
Property reinsurance	10	405	(97.5)%	12	1,783	(99.3)%
Other property	314	58	441.4%	220	-	-
Total	$45,907	$37,079	23.8%	$35,182	$35,805	(1.7)%

Surety
Miscellaneous	$12,615	$12,161	3.7%	$11,642	$11,857	(1.8)%
Commercial	7,512	7,482	0.4%	6,713	7,143	(6.0)%
Contract	6,193	7,145	(13.3)%	6,346	7,084	(10.4)%
Energy	4,182	4,175	0.2%	4,294	4,412	(2.7)%
Total	$30,502	$30,963	(1.5)%	$28,995	$30,496	(4.9)%

Grand Total	$216,864	$194,876	11.3%	$190,027	$183,285	3.7%

Casualty

Gross premiums written for the casualty segment in the first quarter of 2018 were up 11 percent, as most products posted top line growth. Newer product initiatives and improving rates have each contributed to the improved production. Growth was led by other casualty, notably our general binding authority business which was launched in the first quarter of 2017, and our assumed reinsurance business with Prime. Gross premiums written are up nearly $2.0 million for our general binding business, while Prime has continued to post solid growth, up 20 percent. Our executive products group also made significant contributions during the quarter. Both mature and newer product offerings, such as cyber liability coverages, have driven exposure growth within the executive products group. Pricing for most coverages in this group remains soft, though rates have improved of late for select lines. For commercial transportation, growth of 18 percent was posted in the quarter, driven by both exposure growth and rate increases, in particular for the commercial auto class. On an overall basis, rates across all classes within our commercial transportation business were up 9 percent, after increasing approximately 10 percent in each of the previous four quarters. The first quarter of 2018 marks the second consecutive quarter the commercial transportation unit has posted top line growth, subsequent to completing re-underwriting efforts in the latter half of 2017. Exposure growth from both mature and newer products led to increased premium within umbrella and general liability. Pricing has improved modestly and newer initiatives, such as energy casualty, have had a positive impact on premiums. Medical professional liability declined in the first three months of 2018, as gross premiums written from the health care liability line within the group decreased.

Property

Gross premiums written for the Group’s property segment totaled $45.9 million for the first quarter of 2018, up 24 percent from the same period last year. The bulk of the growth was driven by commercial property, which was up 37 percent. This marked the second consecutive quarter commercial property has posted an increase in gross premiums written, as renewal rates have continued to improve following significant U.S. catastrophe activity in the third quarter of 2017. While rates have improved relative to prior quarters, the majority of the increase in gross premiums during the quarter was exposure driven. Our marine business posted solid growth, up 19 percent in the quarter. The increase was due largely to exposure growth, though pricing overall for our marine coverages has also improved slightly. Results from specialty personal reflects solid performance from our Hawaii homeowners’ product, but declined overall due to our previously announced exit from recreational vehicles. Despite flat pricing for Hawaii homeowners’ during the quarter, gross premiums written were up 7 percent.

Surety

The surety segment recorded gross premiums written of $30.5 million for the first quarter of 2018, a decrease of $0.5 million, or 1 percent, from the same period last year. The decline from contract surety was driven by increasingly competitive market conditions, and served to more than offset modest growth from miscellaneous surety. Commercial and energy surety premiums were flat.

RLI Insurance Group

Underwriting income for the Group totaled $17.5 million for the first quarter of 2018, compared to $13.1 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves was a larger benefit in 2018 as most lines reported positive experience. In contrast, a lower result for 2017 was impacted by adverse development on commercial auto coverages within our casualty segment. The combined ratio for the Group totaled 90.8 in 2018, compared to 92.9 in 2017. The loss ratio decreased to 48.6 from 51.0, while the Group’s expense ratio increased slightly to 42.2 from 41.9.

	For the Three-Month Periods
	Ended March 31,
	2018	2017
Underwriting income (in thousands)
Casualty	$1,561	$(6,881)
Property	5,882	8,804
Surety	10,044	11,134
Total	$17,487	$13,057

Combined ratio
Casualty	98.8	105.8
Property	83.3	75.5
Surety	65.4	63.5
Total	90.8	92.9

Casualty

The casualty segment recorded underwriting income of $1.6 million in the first three months of 2018, compared to an underwriting loss of $6.9 million for the same period last year. The improved result for 2018 relates to prior accident year development, as the segment experienced favorable development overall in 2018 versus adverse development in 2017 driven by commercial transportation. Partially offsetting this, underwriting results for 2018 also reflect a slight increase in the current accident year loss ratio. Favorable development on prior reserves improved net underwriting results for the casualty segment by $7.3 million in the first three months of 2018. Most lines developed favorably with notable contributions from umbrella, general liability and small commercial, largely on more recent accident years (2015-2017). Executive products and medical professional liability were unfavorable. The unfavorable development on medical professional liability led to the impairment charges described in note 1D.

The combined ratio for the casualty segment was 98.8 for 2018, compared to 105.8 in 2017. The segment’s loss ratio was 62.8 in 2018, down from 70.4 in 2017. The loss ratio decrease in 2018 was driven by the higher favorable development on prior years’ reserves, despite a slightly higher current accident year loss ratio compared to 2017. The expense ratio for the casualty segment was 36.0, up slightly from 35.4 for the same period last year, due largely to new business initiatives and investments in technology.

Property

The property segment recorded underwriting income of $5.9 million for the first three months of 2018, compared to $8.8 million for the same period last year. Both periods reflect positive underwriting income for the current accident year and an absence of significant catastrophe activity. Underwriting results for 2018 included slightly less favorable development on prior years’ loss reserves, primarily from the marine business, and $2.0 million in winter storm losses.

Underwriting results for the first quarter of 2018 translated into a combined ratio of 83.3, compared to 75.5 for the same period last year. The segment’s loss ratio increased to 37.2 in 2018 from 28.9 in 2017. The segment’s expense ratio was 46.1 for the first quarter of 2018, down from 46.6 in the prior year.

Surety

The surety segment recorded underwriting income of $10.0 million for the first quarter of 2018, compared to $11.1 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2018 included favorable development on prior accident years’ reserves across all surety lines, which improved net underwriting results for the segment by $5.0 million. Comparatively, 2017 results included favorable development on prior accident years’ loss reserves, largely from contract and commercial surety, which improved the segment’s net underwriting results by $6.0 million.

The combined ratio for the surety segment totaled 65.4 for the first quarter of 2018, compared to 63.5 for the same period in 2017. The segment’s loss ratio was 1.2 for 2018, compared to 2.2 for 2017. The loss ratio decrease was driven by a slightly lower current accident year loss ratio in 2018. The expense ratio was 64.2, up from 61.3 in the prior year, due to the decline in earned premium, increased investments in technology and a shift in mix towards miscellaneous surety, which has higher commission rates.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $14.2 million during the first quarter of 2018, an increase of 9.4 percent from that reported for the same period in 2017. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period. On an after-tax basis, investment income increased by 18.5 percent, as lower tax rates also benefited income in 2018.

Yields on our fixed income investments for the first quarter of 2018 and 2017 were as follows:

	1Q 2018	1Q 2017
Pretax Yield
Taxable	3.20%	3.17%
Tax-Exempt	2.63%	2.58%
After-Tax Yield
Taxable	2.53%	2.06%
Tax-Exempt	2.49%	2.44%

We recognized $8.4 million of realized gains in the first three months of 2018, compared to realized gains of $0.6 million in the same period of 2017. Realized gains in the equity portfolio of $12.9 million were partially offset by realized losses related to a non-cash impairment charge on goodwill and definite-lived intangibles. Equity portfolio rebalancing accounts for the higher amount of gains compared to that realized in the previous year.

The following table depicts the composition of our investment portfolio at March 31, 2018 as compared to December 31, 2017.

	3/31/2018		12/31/2017
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,653,674	78.9%	$1,672,239	78.1%
Equity securities	378,253	18.0%	400,492	18.7%
Other invested assets	35,065	1.7%	33,808	1.6%
Cash and short-term investments	28,927	1.4%	34,251	1.6%
Total	$2,095,919	100.0%	$2,140,790	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $18.6 million in the first three months of 2018. The decrease was primarily due to increased interest rates which lower the market value of fixed income securities. This portfolio had a tax-adjusted total return on a mark-to-market basis of -1.2 percent. Average fixed income duration was 4.9 years at March 31, 2018, reflecting our current liability structure and sound capital position.

The equity portfolio decreased by $22.2 million during the first three months of 2018 and had a total return of -2.9 percent through March 31, 2018.

Income Taxes

Our effective tax rate for the three-month period ended March 31, 2018 was 15.0 percent, compared to 25.0 percent for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. Pre-tax earnings were lower for the first quarter of 2018 due to the adoption of ASU 2016-01 on January 1, 2018, which resulted in the inclusion of $26.8 million of unrealized losses on equity securities within pre-tax earnings. The lower pretax earnings caused the tax favored adjustments to be larger on a percentage basis in 2018 compared to the prior year. Additionally, the Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. There have been no changes to the provisional amounts that we recorded in the fourth quarter of 2017 associated with the TCJA.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2018 and 2017:

(in thousands)	2018	2017

Operating cash flows	$15,393	$11,265
Investing cash flows	$(4,168)	$5,904
Financing cash flows	$(6,569)	$(7,294)
Total	$4,656	$9,875

Operating activities generated positive cash flows of $15.4 million in the first three months of 2018, compared to $11.3 million in the same period last year. The increase in operating cash flows was due to an increase in written premium and associated receipts.

We have $149.0 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2018 was $159.3 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2018, we had cash and other investments maturing within one year of approximately $64.4 million and an additional $330.1 million maturing between one to five years. Holdings within each of these funds comply with regulatory limitations.

Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $40.0 million. This facility was entered into during the second quarter of 2014 and replaced the previous $25.0 million facility which expired on May 31, 2014. Under certain conditions, the line may be increased up to an aggregate principal amount of $65.0 million. The facility has a four-year term that expires on May 28, 2018. As of and during the three-month period ended March 31, 2018, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2018, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2018, our investment portfolio had a balance sheet value of $2.1 billion. Invested assets at March 31, 2018 have decreased $44.9 million from December 31, 2017 due to increases in interest rates and declines in the equity markets.

As of March 31, 2018, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$119,660	$117,535	$(2,125)	5.6%	AAA
U.S. agency	18,541	18,341	(200)	0.9%	AAA
Non-U.S. govt. & agency	8,193	8,083	(110)	0.4%	BBB+
Agency MBS	359,232	351,484	(7,748)	16.8%	AAA
ABS/CMBS**	91,073	90,498	(575)	4.3%	AAA
Corporate	527,845	525,992	(1,853)	25.1%	BBB+
Municipal	536,946	541,741	4,795	25.8%	AA
Total Fixed Income	$1,661,490	$1,653,674	$(7,816)	78.9%	AA-

Equity	$186,520	$378,253	$191,733	18.0%

Other Invested Assets	$34,942	$35,065	$123	1.7%

Cash and Short-Term Investments	$28,927	$28,927	$—	1.4%

Total Portfolio	$1,911,879	$2,095,919	$184,040	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2018, our fixed income portfolio had the following rating distribution:

AAA	41.1%
AA	25.0%
A	17.4%
BBB	10.5%
BB	3.0%
B	2.6%
CCC	0.1%
NR	0.3%
Total	100.0%

As of March 31, 2018, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 1,238 individual issues as of March 31, 2018.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2018, we had $61.9 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of March 31, 2018, we had $28.6 million in commercial mortgage backed securities (CMBS) and $351.5 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.3 percent of our investment portfolio at quarter end.

We had $526.0 million in corporate fixed income securities as of March 31, 2018. As of March 31, 2018, we had $73.5 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2018, we had $541.7 million in municipal securities. As of March 31, 2018, approximately 88 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $378.3 million as of March 31, 2018 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and taxes.

As of March 31, 2018, our equity portfolio had a dividend yield of 2.5 percent, compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual names and no single stock exposure greater than 2 percent of the equity portfolio.

Other invested assets include investments in three low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), an investment in a real estate fund, an investment in a business development company (BDC) and an investment in a global credit fund. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. Our investments in the BDC and global credit fund are carried at fair value. The investment in the real estate fund was carried at cost through 2017, but is carried at fair value in 2018 and forward due to the adoption of ASU 2016-01. Our LIHTC interests had a balance of $15.0 million at March 31, 2018, compared to $15.5 million at December 31, 2017 and recognized a total tax benefit of $0.6 million during the first quarter of 2018, the same as the prior year. Our unfunded commitment for our LIHTC investments totaled $2.5 million at March 31, 2018 and will be paid out in installments through 2025. Our investment in FHLBC stock totaled $1.0 million at March 31, 2018 and December 31, 2017. As of March 31, 2018, $18.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. Comparatively, $18.9 million of investments were pledged as collateral as of December 31, 2017. As of and during the three month period ending March 31, 2018, there were no outstanding borrowings with the FHLBC. Our investment in the real estate fund had a fair value of $2.6 million at March 31, 2018, compared to a carrying value of $2.5 million which approximated fair value at December 31, 2017. Our investment in the BDC had a fair value of $9.2 million at March 31, 2018, compared to $7.3 million at December 31, 2017. The investment in the BDC is restricted from being transferred until after a qualified IPO unless prior consent is provided by the BDC. Our unfunded commitments related to this investment totaled $15.7 million at March 31, 2018. Lastly, our investment in a global credit fund that specializes in consumer loans had a fair value of $7.3 million at March 31, 2018, compared to $7.5 million at December 31, 2017. We had a $7.2 million unfunded commitment related to the global credit fund investment at March 31, 2018.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2018, our capital structure consisted of $149.0 million in 10-year maturity senior notes maturing in 2023 (debt) and $832.9 million of shareholders’ equity. Debt outstanding comprised 15.2 percent of total capital as of March 31, 2018. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2018, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended March 31, 2018 and 2017.

We paid a quarterly cash dividend of $0.21 per share on March 20, 2018, the same as the prior quarter. We have paid dividends for 167 consecutive quarters and increased dividends in each of the last 42 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2018, our holding company had $832.9 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $21.5 million in liquid assets, which approximates half of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). RLI Ins. did not pay any dividends to RLI Corp in the first three months of 2018. In 2017, our principal insurance subsidiary paid ordinary dividends totaling $107.0 million to RLI Corp. No extraordinary dividends were paid during 2018 or 2017. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the end of the third quarter of 2018 and cannot be distributed to RLI Corp. without prior approval of the IDOI. However, in addition to the unrestricted liquid net assets that RLI Corp. had on hand as of March 31, 2018, RLI Corp. has access to lines of credit that would cover normal annual holding company expenditures as they are incurred and become payable.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA-,” with 84 percent rated “A” or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2017 Annual Report on Form 10-K.

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

Date: April 25, 2018