Form 10-Q
period 2018-06-30
RLI CORP
filed 2018-07-20
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number:    001-09463

RLI Corp.

(Exact name of registrant as specified in its charter)

Delaware	37-0889946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 13, 2018, the number of shares outstanding of the registrant’s Common Stock was 44,339,939.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net premiums earned	$196,522	$184,331	$386,549	$367,616
Net investment income	14,577	13,238	28,809	26,243
Net realized gains (losses)	20,849	(1,359)	29,309	1,355
Other-than-temporary impairment (OTTI) losses on investments	-	-	(56)	(2,090)
Net unrealized losses on equity securities	(12,611)	-	(39,383)	-
Consolidated revenue	$219,337	$196,210	$405,228	$393,124
Losses and settlement expenses	101,653	90,347	194,074	183,737
Policy acquisition costs	66,325	60,695	133,059	124,198
Insurance operating expenses	14,398	13,546	27,783	26,881
Interest expense on debt	1,858	1,857	3,714	3,713
General corporate expenses	2,641	2,535	4,924	5,860
Total expenses	$186,875	$168,980	$363,554	$344,389
Equity in earnings of unconsolidated investees	7,100	6,806	12,266	11,744
Earnings before income taxes	$39,562	$34,036	$53,940	$60,479
Income tax expense	6,311	7,828	8,473	14,443
Net earnings	$33,251	$26,208	$45,467	$46,036

Other comprehensive earnings (loss), net of tax	(7,675)	10,599	(34,073)	22,368
Comprehensive earnings	$25,576	$36,807	$11,394	$68,404

Earnings per share:
Basic:
Basic net earnings per share	$0.75	$0.60	$1.03	$1.05
Basic comprehensive earnings per share	$0.58	$0.84	$0.26	$1.56

Diluted:
Diluted net earnings per share	$0.74	$0.59	$1.01	$1.03
Diluted comprehensive earnings per share	$0.57	$0.83	$0.25	$1.54

Weighted average number of common shares outstanding:
Basic	44,310	44,005	44,266	43,983
Diluted	44,742	44,519	44,853	44,517

Cash dividends paid per common share	$0.22	$0.21	$0.43	$0.41

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,727,075 at 6/30/18 and $1,646,411 at 12/31/17)	$1,710,612	$1,672,239
Equity securities, at fair value (cost - $207,214 at 6/30/18 and $182,002 at 12/31/17)	386,603	400,492
Short-term investments, at cost which approximates fair value	-	9,980
Other invested assets	36,562	33,808
Cash	34,102	24,271
Total investments and cash	$2,167,879	$2,140,790
Accrued investment income	14,473	15,166
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,933 at 6/30/18 and $16,935 at 12/31/17	143,442	134,351
Ceded unearned premium	65,007	57,928
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,005 at 6/30/18 and $10,014 at 12/31/17	315,117	301,991
Deferred policy acquisition costs	83,624	77,716
Property and equipment, at cost, net of accumulated depreciation of $51,026 at 6/30/18 and $47,676 at 12/31/17	56,019	55,849
Investment in unconsolidated investees	91,594	90,067
Goodwill and intangibles	54,693	59,302
Other assets	15,957	14,084
TOTAL ASSETS	$3,007,805	$2,947,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,343,248	$1,271,503
Unearned premiums	482,156	451,449
Reinsurance balances payable	18,938	21,624
Funds held	68,795	74,560
Income taxes-deferred	36,432	53,768
Bonds payable, long-term debt	149,022	148,928
Accrued expenses	38,384	52,848
Other liabilities	21,033	18,966
TOTAL LIABILITIES	$2,158,008	$2,093,646

Shareholders’ Equity
Common stock ($0.01 par value at 6/30/18 and $1.00 par value at 12/31/17)
(100,000,000 shares authorized at 6/30/18 and 12/31/17)
(67,270,153 shares issued, 44,339,939 shares outstanding at 6/30/18)
(67,078,569 shares issued, 44,148,355 shares outstanding at 12/31/17)	$673	$67,079
Paid-in capital	303,245	233,077
Accumulated other comprehensive earnings	(14,648)	157,919
Retained earnings	953,526	788,522
Deferred compensation	7,936	8,640
Less: Treasury shares at cost
(22,930,214 shares at 6/30/18 and 12/31/17)	(400,935)	(401,639)
TOTAL SHAREHOLDERS’ EQUITY	$849,797	$853,598
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,007,805	$2,947,244

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2018	2017

Net cash provided by operating activities	$100,000	$74,570
Cash Flows from Investing Activities
Investments purchased	$(431,061)	$(207,963)
Investments sold	282,276	110,679
Investments called or matured	67,493	56,501
Net change in short-term investments	9,980	(10,995)
Net property and equipment purchased	(3,638)	(5,372)
Other	62	(92)
Net cash used in investing activities	$(74,888)	$(57,242)

Cash Flows from Financing Activities
Cash dividends paid	$(19,043)	$(18,036)
Stock plan share issuance	3,762	3,794
Net cash used in financing activities	$(15,281)	$(14,242)

Net increase in cash	$9,831	$3,086

Cash at the beginning of the period	$24,271	$18,269
Cash at June 30	$34,102	$21,355

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  DESCRIPTION OF BUSINESS

RLI Corp. (the “Company”) is an insurance holding company that was organized in 1965. On May 4, 2018, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware (the “Reincorporation”). The Reincorporation was effected by merging RLI Corp., an Illinois corporation (“RLI Illinois”) into RLI Corp., a Delaware corporation (“RLI Delaware”). The separate corporate existence of RLI Illinois ceased and RLI Delaware continues in existence as the surviving corporation and possesses all rights, privileges, powers and franchises of RLI Illinois. The Reincorporation did not result in any change in the name, business, management, fiscal year, location of the principal executive offices, assets or liabilities of the Company. Each outstanding share of RLI Illinois common stock, which had a par value of $1.00 per share, was automatically converted into one outstanding share of RLI Delaware common stock, with a par value of $0.01 per share. In order to reflect the new par value of common stock on the balance sheet, a $66.6 million reclassification from common stock to paid-in-capital was made during the second quarter. For more information on the Reincorporation, see RLI Corp.’s Form 8-K filed on May 7, 2018.

B.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2017 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2018 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2017 to conform to the classifications used in the current year.

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

C.  ADOPTED ACCOUNTING STANDARDS

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

We adopted ASU 2014-09 on January 1, 2018. However, nearly all (over 99 percent) of our consolidated revenue is scoped out and therefore exempt from the guidance contained within this ASU. For the remaining portion, the revenue recognition policy we utilize aligns with the new guidance and there were no changes to the way we recognize revenue. Although the recognition of earnings from equity method investees is out of scope from the update, the recognition of revenue by our equity method investees would be subject to the new guidance if the revenue streams are within this update’s scope. Any impact on revenues would affect the net income of each of the equity method investees, upon which we calculate our portion of earnings to recognize. Our equity method investees are private companies and this guidance becomes effective for private companies in periods beginning after December 15, 2018. As a result, their earnings and our portion of those earnings are not impacted in 2018. We expect that revenue generated by both of our equity method investees will either be outside the scope of this update or largely unaffected by the changes.

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

We adopted ASU 2016-01 on January 1, 2018. A cumulative-effect adjustment to the balance sheet was made as of the beginning of the year, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings. During the first six months of 2018, we recognized $39.4 million of unrealized losses on equity securities within net earnings and $8.3 million of income tax benefit. This compares to $8.5 million of unrealized gains on equity securities, net of tax, that was recognized through other comprehensive earnings for the comparable period in 2017. The future impact to our net earnings will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

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

D.  PROSPECTIVE ACCOUNTING STANDARDS

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We do not have any financing leases. Approximately $31 million of undiscounted future lease liabilities would have to be discounted to present value and added to our balance sheet with a corresponding right-of-use asset if the guidance were applicable on June 30, 2018. We have approximately $7 million of annual operating lease expenses and do not expect that there will be a materially different annual rental expense upon adoption.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. We do not have any assets measured at amortized cost that would be impacted by this accounting standards update. Additionally, as our fixed income portfolio is weighted towards higher rated bonds (82.5 percent rated A or better at June 30, 2018) and we purchase reinsurance from financially strong reinsurers, we do not expect that credit loss will be material.

ASU 2018-07, Compensation-Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our long term incentive plan limits the awards of share-based payments to employees and directors of the Company or any affiliate. The share-based compensation expense to nonemployee directors was less than $0.1 million in the first six months of 2018. Costs associated with such payments are not expected to materially increase and we do not expect this update to have a material impact on our financial statements.

E.  INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.7 million and $59.3 million at June 30, 2018 and December 31, 2017, respectively, as detailed in the following table.

Goodwill and Intangible Assets	June 30,	December 31,
(in thousands)	2018	2017
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Medical professional liability *	-	3,595
Total goodwill	$46,062	$49,657

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $2,862 at 6/30/18 and $5,678 at 12/31/17	1,131	2,145
Total intangibles	$8,631	$9,645

Total goodwill and intangibles	$54,693	$59,302

*   The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $12.4 million and $8.8 million as of June 30, 2018 and December 31, 2017, respectively.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the second quarter of 2018 and $0.2 million for the six-month period ended June 30, 2018, compared to $0.2 million for the second quarter of 2017 and $0.4 million for the six-month period ended June 30, 2017.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2018. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2018, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets.

As previously disclosed, adverse loss experience triggered the need to test the medical professional liability reporting unit during the first quarter of 2018 and the second quarter of 2017. The testing resulted in a $4.4 million non-cash impairment charge in 2018 and a $3.4 million non-cash impairment charge in 2017. In each instance, a fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. In 2018, the carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge.  In 2017, the resulting non-cash impairment charge on definite-lived intangibles was $1.8 million. A fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value in each year, resulting in a $3.6 million non-cash impairment charge in the first quarter of 2018 and a $1.6 million non-cash impairment charge during the second quarter of 2017. Subsequent to the first quarter 2018 impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings.

F.  EARNINGS PER SHARE

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2018			Ended June 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$33,251	44,310	$0.75	$26,208	44,005	$0.60
Effect of Dilutive Securities
Stock options	-	432		-	514
Diluted EPS
Income available to common shareholders	$33,251	44,742	$0.74	$26,208	44,519	$0.59

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2018			Ended June 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$45,467	44,266	$1.03	$46,036	43,983	$1.05
Effect of Dilutive Securities
Stock options	-	587		-	534
Diluted EPS
Income available to common shareholders	$45,467	44,853	$1.01	$46,036	44,517	$1.03

G.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio in 2018. In 2017, after-tax unrealized gains and losses on our equity portfolio were also included. With the adoption of ASU 2016-01 on January 1, 2018, we began recognizing unrealized gains and losses on the equity portfolio through net income. See note 1.C to the unaudited condensed consolidated interim financial statements for more information. In reporting comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent in 2018 and 35 percent in 2017.

Unrealized losses, net of tax, on the fixed income portfolio for the first six months of 2018 were $34.1 million, compared to $22.4 million of unrealized gains, net of tax, on the fixed income and equity portfolios during the same period last year. Unrealized losses in the first half of 2018 were attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. In 2017, unrealized gains were primarily the result of increases in the fixed income portfolio due to slight declines in interest rates, though positive pricing movements in equity securities also contributed.

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

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2018	2017	2018	2017

Beginning balance	$(6,973)	$134,379	$157,919	$122,610
Cumulative effect adjustment of ASU 2016-01	-	-	(142,219)	-
Adjusted beginning balance	$(6,973)	$134,379	$15,700	$122,610
Other comprehensive earnings before reclassifications	(8,385)	11,753	(34,795)	23,925
Amounts reclassified from accumulated other comprehensive earnings	710	(1,154)	722	(1,557)
Net current-period other comprehensive earnings (loss)	$(7,675)	$10,599	$(34,073)	$22,368
Reclassification of stranded tax effect per ASU 2018-02	-	-	3,725	-
Ending balance	$(14,648)	$144,978	$(14,648)	$144,978

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

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2018	2017	2018	2017	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$(899)	$1,775	$(858)	$4,485	Net realized gains (losses)
	-	-	(56)	(2,090)	Other-than-temporary impairment (OTTI) losses on investments
	$(899)	$1,775	$(914)	$2,395	Earnings before income taxes
	189	(621)	192	(838)	Income tax expense
	$(710)	$1,154	$(722)	$1,557	Net earnings

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

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at June 30, 2018 and December 31, 2017 were as follows:

Available-for-sale
(in thousands)
	June 30, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$151,446	$96	$(2,377)	$149,165
U.S. agency	30,650	213	(607)	30,256
Non-U.S. govt. & agency	8,186	-	(291)	7,895
Agency MBS	364,298	1,685	(11,638)	354,345
ABS/CMBS*	101,075	152	(1,033)	100,194
Corporate	633,159	3,061	(11,534)	624,686
Municipal	438,261	8,198	(2,388)	444,071
Total Fixed Income	$1,727,075	$13,405	$(29,868)	$1,710,612

Available-for-sale
(in thousands)
	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$92,561	$23	$(895)	$91,689
U.S. agency	18,541	347	(110)	18,778
Non-U.S. govt. & agency	7,501	143	(56)	7,588
Agency MBS	329,129	3,420	(4,078)	328,471
ABS/CMBS*	70,405	436	(315)	70,526
Corporate	508,128	12,575	(1,681)	519,022
Municipal	620,146	17,272	(1,253)	636,165
Total Fixed Income	$1,646,411	$34,216	$(8,388)	$1,672,239

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2018:

	June 30, 2018
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$37,920	$37,787
Due after one year through five years	349,532	349,582
Due after five years through 10 years	653,536	648,164
Due after 10 years	220,714	220,540
Mtge/ABS/CMBS*	465,373	454,539
Total available-for-sale	$1,727,075	$1,710,612

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2018 unrealized losses on fixed income securities, as shown in the following tables, were 1.4 percent of total invested assets. Unrealized losses increased through the first half of 2018, as interest rates increased from the end of 2017, which decreased the fair value of securities held in the fixed income portfolio.

	June 30, 2018			December 31, 2017
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$104,958	$33,589	$138,547	$58,009	$30,888	$88,897
Cost or amortized cost	106,718	34,206	140,924	58,443	31,349	89,792
Unrealized Loss	$(1,760)	$(617)	$(2,377)	$(434)	$(461)	$(895)

U.S. Agency
Fair value	$15,422	$—	$15,422	$10,917	$—	$10,917
Cost or amortized cost	16,029	—	16,029	11,027	—	11,027
Unrealized Loss	$(607)	$—	$(607)	$(110)	$—	$(110)

Non-U.S. government
Fair value	$6,208	$1,687	$7,895	$—	$1,840	$1,840
Cost or amortized cost	6,289	1,897	8,186	—	1,896	1,896
Unrealized Loss	$(81)	$(210)	$(291)	$—	$(56)	$(56)

Agency MBS
Fair value	$199,344	$106,745	$306,089	$122,130	$111,306	$233,436
Cost or amortized cost	205,847	111,880	317,727	123,559	113,955	237,514
Unrealized Loss	$(6,503)	$(5,135)	$(11,638)	$(1,429)	$(2,649)	$(4,078)

ABS/CMBS*
Fair value	$66,925	$18,028	$84,953	$23,406	$21,587	$44,993
Cost or amortized cost	67,707	18,279	85,986	23,491	21,817	45,308
Unrealized Loss	$(782)	$(251)	$(1,033)	$(85)	$(230)	$(315)

Corporate
Fair value	$391,379	$34,255	$425,634	$86,946	$28,600	$115,546
Cost or amortized cost	400,716	36,452	437,168	87,736	29,491	117,227
Unrealized Loss	$(9,337)	$(2,197)	$(11,534)	$(790)	$(891)	$(1,681)

Municipal
Fair value	$85,824	$22,227	$108,051	$71,059	$60,049	$131,108
Cost or amortized cost	87,458	22,981	110,439	71,534	60,827	132,361
Unrealized Loss	$(1,634)	$(754)	$(2,388)	$(475)	$(778)	$(1,253)

Total fixed income
Fair value	$870,060	$216,531	$1,086,591	$372,467	$254,270	$626,737
Cost or amortized cost	890,764	225,695	1,116,459	375,790	259,335	635,125
Unrealized Loss	$(20,704)	$(9,164)	$(29,868)	$(3,323)	$(5,065)	$(8,388)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2018 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$932,315	$908,318	$(23,997)	80.3%
2	BBB	Baa	124,031	119,785	(4,246)	14.2%
3	BB	Ba	36,317	35,400	(917)	3.1%
4	B	B	21,826	21,267	(559)	1.9%
5	CCC	Caa	1,354	1,243	(111)	0.4%
6	CC or lower	Ca or lower	616	578	(38)	0.1%
		Total	$1,116,459	$1,086,591	$(29,868)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 706 securities in an unrealized loss position as of June 30, 2018. The $29.9 million in associated unrealized losses for these 706 securities represents 1.7 percent of the fixed income portfolio’s cost basis. Of these 706 securities, 121 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first six months of 2018, we recognized $0.1 million in other-than-temporary impairment (OTTI) charges in earnings on one fixed income security that we no longer had the intent to hold. Comparatively, we recognized $2.1 million in OTTI losses in earnings on two fixed income securities that we no longer had the intent to hold in same period in 2017. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

During the second quarter of 2018, net unrealized losses on equity securities included an unrealized gain of $9.1 million on securities held as of June 30, 2018. Net unrealized losses on equity securities for the first half of 2018 included an unrealized loss of $4.8 million on securities held as of June 30, 2018.

Other Invested Assets

We had $36.6 million of other invested assets at June 30, 2018, compared to $33.8 million at the end of 2017. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $14.5 million at June 30, 2018, compared to $15.5 million at December 31, 2017 and recognized a total tax benefit of $0.6 million during the second quarter of 2018, the same as the prior year. For the six-month periods ended June 30, 2018 and 2017, our LIHTC interests recognized a total benefit of $1.1 million and $1.3 million, respectively. Our unfunded commitment for our LIHTC investments totaled $2.0 million at June 30, 2018 and will be paid out in installments through 2025.

As of June 30, 2018, $16.8 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six month period ending June 30, 2018, there were no outstanding borrowings with the FHLBC.

We had $28.2 million of unfunded commitments related to our investments in private funds at June 30, 2018. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An IPO would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $34.1 million at June 30, 2018, compared to $24.3 million at the end of 2017. We did not have any short-term investments at June 30, 2018, but had $10.0 million of short-term investments that were carried at cost and approximated fair value at December 31, 2017.

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

Our investments in private funds, classified as other invested assets, are carried at fair value and are measured using each investment’s net asset value, but are not categorized within the fair value hierarchy.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$149,165	$—	$149,165
U.S. agency	—	30,256	—	30,256
Non-U.S. govt. & agency	—	7,895	—	7,895
Agency MBS	—	354,345	—	354,345
ABS/CMBS*	—	100,194	—	100,194
Corporate	—	624,686	—	624,686
Municipal	—	444,071	—	444,071
Total fixed income securities - available-for-sale	$—	$1,710,612	$—	$1,710,612
Equity securities	386,603	—	—	386,603
Total	$386,603	$1,710,612	$—	$2,097,215

	As of December 31, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$91,689	$—	$91,689
U.S. agency	—	18,778	—	18,778
Non-U.S. govt. & agency	—	7,588	—	7,588
Agency MBS	—	328,471	—	328,471
ABS/CMBS*	—	70,526	—	70,526
Corporate	—	519,022	—	519,022
Municipal	—	636,165	—	636,165
Total fixed income securities - available-for-sale	$—	$1,672,239	$—	$1,672,239
Equity securities	400,492	—	—	400,492
Total	$400,492	$1,672,239	$—	$2,072,731

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the six-month period ended June 30, 2018.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2018 and 2017.

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2018	2017
Unpaid losses and LAE at beginning of year
Gross	$1,271,503	$1,139,337
Ceded	(301,991)	(288,224)
Net	$969,512	$851,113

Increase (decrease) in incurred losses and LAE
Current accident year	$222,121	$203,371
Prior accident years	(28,047)	(19,634)
Total incurred	$194,074	$183,737

Loss and LAE payments for claims incurred
Current accident year	$(16,805)	$(18,732)
Prior accident year	(118,650)	(113,501)
Total paid	$(135,455)	$(132,233)

Net unpaid losses and LAE at June 30,	$1,028,131	$902,617

Unpaid losses and LAE at June 30,
Gross	$1,343,248	$1,183,185
Ceded	(315,117)	(280,568)
Net	$1,028,131	$902,617

For the first six months of 2018, incurred losses and LAE included $28.0 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from commercial and personal umbrella, general liability, marine and surety. Executive products, transportation and medical professional liability were exceptions, experiencing adverse development.

For the first six months of 2017, incurred losses and LAE included $19.6 million of favorable development on prior years’ loss reserves. Commercial umbrella, general liability, executive products, surety and marine were drivers of the favorable development, while adverse experience in transportation and medical professional liability partially offset the result.

5.  INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2018 was 16.0 percent and 15.7 percent, respectively, compared to 23.0 percent and 23.9 percent, respectively, for the same periods in 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which accounts for the majority of the decrease in effective tax rate for each period over the prior year. Effective rates are also dependent upon components of pretax earnings and the related tax effects. Tax favored investment activity was lower in 2018, which resulted in a lower spread between the corporate rate and effective rate when compared to 2017. There have been no changes to the provisional amounts that we recorded in the fourth quarter of 2017 associated with the TCJA as no new information has been made available by the Internal Revenue Service.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2018 and 2017 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent and 35 percent, respectively, to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2018		2017		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21% in 2018 and 35% in 2017	$8,308	21.0%	$11,912	35.0%	$11,327	21.0%	$21,168	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(924)	(2.3)%	(2,791)	(8.2)%	(2,067)	(3.9)%	(3,234)	(5.3)%
Tax exempt interest income	(504)	(1.3)%	(1,160)	(3.4)%	(1,085)	(2.0)%	(2,338)	(3.9)%
Dividends received deduction	(169)	(0.4)%	(405)	(1.2)%	(366)	(0.7)%	(935)	(1.5)%
ESOP dividends paid deduction	(145)	(0.4)%	(251)	(0.7)%	(284)	(0.5)%	(484)	(0.8)%
Other items, net	(255)	(0.6)%	523	1.5%	948	1.8%	266	0.4%
Total tax expense	$6,311	16.0%	$7,828	23.0%	$8,473	15.7%	$14,443	23.9%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 1,837,828 awards under the 2015 LTIP, including 389,253 thus far in 2018.

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

The following tables summarize option activity for the periods ended June 30, 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	367,500	$63.27
Options exercised	(337,000)	$31.60		$11,151
Options canceled/forfeited	(5,200)	$62.04
Outstanding options at June 30, 2018	2,282,315	$51.66	5.34	$33,224
Exercisable options at June 30, 2018	996,265	$44.04	3.89	$22,089

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	407,875	$56.88
Options exercised	(134,090)	$25.23		$4,328
Options canceled/forfeited	(40,600)	$48.09
Outstanding options at June 30, 2017	2,440,295	$44.32	5.03	$29,968
Exercisable options at June 30, 2017	1,162,455	$35.77	3.47	$22,859

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2018, 367,500 stock options were granted with a weighted average exercise price of $63.27 and a weighted average fair value of $10.20. We recognized $1.3 million of expense in the second quarter of 2018 and $2.3 million in the first six months of 2018 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2018 and $0.5 million in the first six months of 2018 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $7.0 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.2 million of expense in the second quarter of 2017 and $2.0 million in the first six months of 2017. We recorded a tax benefit of $0.4 million in the second quarter of 2017 and $0.7 million in the first six months of 2017 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2018		2017

Weighted-average fair value of grants	$10.20		$7.94
Risk-free interest rates	2.69%		1.89%
Dividend yield	3.15%		3.60%
Expected volatility	22.88%		22.95%
Expected option life	5.06	years	5.05	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. When participants terminate employment with the Company after having met the definition of retirement under the 2015 LTIP, defined as those individuals whose age and years of service equals 75, the RSUs will become fully vested. In addition, the RSUs have dividend participation which accrues and is settled in additional shares with all granted stock units at the end of the three-year period.

As of June 30, 2018, 30,075 RSUs have been granted to employees under the 2015 LTIP, including 14,625 during 2018, and 29,675 remain outstanding. We recognized $0.1 million of expense on these units in the second quarter of 2018 and $0.2 million in the first six months of 2018. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $1.1 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.2 million related to this compensation expense in the three and six-month period ended June 30, 2017.

In 2018, each outside director received restricted stock units with a fair market value of $50,000 on the date of grant as part of annual director compensation. The units were granted from the 2015 LTIP at the May board meeting and vest one year from the date of grant. In the second quarter of 2018, we granted a total of 7,128 restricted stock units and recognized $0.1 million of compensation expense. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.4 million, which will be recognized over the remainder of the vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2018	2017	2018	2017
Casualty	$129,613	$119,259	$255,463	$236,243
Property	37,190	34,485	72,372	70,290
Surety	29,719	30,587	58,714	61,083
Net premiums earned	$196,522	$184,331	$386,549	$367,616
Net investment income	14,577	13,238	28,809	26,243
Net realized gains (losses)	20,849	(1,359)	29,253	(735)
Net unrealized losses on equity securities	(12,611)	-	(39,383)	-
Total consolidated revenue	$219,337	$196,210	$405,228	$393,124

NET EARNINGS
(in thousands)	2018	2017	2018	2017
Casualty	$2,854	$8,648	$4,415	$1,767
Property	3,647	2,863	9,529	11,667
Surety	7,645	8,232	17,689	19,366
Net underwriting income	$14,146	$19,743	$31,633	$32,800
Net investment income	14,577	13,238	28,809	26,243
Net realized gains (losses)	20,849	(1,359)	29,253	(735)
Net unrealized losses on equity securities	(12,611)	-	(39,383)	-
General corporate expense and interest on debt	(4,499)	(4,392)	(8,638)	(9,573)
Equity in earnings of unconsolidated investees	7,100	6,806	12,266	11,744
Total earnings before income taxes	$39,562	$34,036	$53,940	$60,479
Income tax expense	6,311	7,828	8,473	14,443
Total net earnings	$33,251	$26,208	$45,467	$46,036

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2018	2017	2018	2017
Casualty
Commercial and personal umbrella	$30,649	$28,861	$60,601	$57,438
General liability	23,338	22,851	46,503	44,434
Commercial transportation	20,648	20,395	39,823	41,496
Professional services	19,846	20,016	39,669	39,242
Small commercial	12,901	11,765	25,791	24,052
Executive products	5,144	4,438	10,196	8,850
Medical professional liability	4,362	4,265	8,834	8,556
Other casualty	12,725	6,668	24,046	12,175
Total	$129,613	$119,259	$255,463	$236,243

Property
Commercial property	$17,856	$15,873	$34,807	$31,591
Marine	14,941	11,607	28,798	23,893
Specialty personal	4,129	5,508	8,271	11,526
Property reinsurance	14	1,479	26	3,262
Other property	250	18	470	18
Total	$37,190	$34,485	$72,372	$70,290

Surety
Miscellaneous	$11,719	$11,854	$23,361	$23,711
Commercial	6,761	6,938	13,474	14,081
Contract	7,012	7,147	13,358	14,231
Energy	4,227	4,648	8,521	9,060
Total	$29,719	$30,587	$58,714	$61,083

Grand Total	$196,522	$184,331	$386,549	$367,616

8.  CONTINGENT LIABILITIES

Carriage Hill Associates Coverage Dispute

In December 2010, Carriage Hill Associates of Charleston, LLC and certain other plaintiffs (collectively, “Plaintiffs”) filed a complaint in the Court of Common Pleas (the “Court”) for the Ninth Judicial Circuit of Berkeley County, South Carolina against Mt. Hawley Insurance Company (“Mt. Hawley”), a subsidiary of our principal subsidiary, RLI Insurance Company, relating to a coverage dispute. The complaint seeks, among other things, compensatory damages, punitive damages and attorneys’ fees.

On May 25, 2018, the Court issued an Order finding in favor of Plaintiffs (the “Order”). The Court held that Mt. Hawley was responsible for compensatory damages relating to the alleged breach of duty to defend, breach of duty to indemnify and breach of duty of good faith totaling $21.7 million. The Court further held that Plaintiffs are entitled to attorneys’ fees and costs and that punitive damages are appropriate, with a hearing to be conducted at a later date to determine the amount of attorney fees and costs, and punitive damages.

Mt. Hawley continues to vigorously contest all the claims against it in this matter and has filed certain post-trial motions seeking to, among other things, set aside the Order. Management believes Mt. Hawley has numerous meritorious legal and factual defenses that support our conclusion that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, cash flows or financial position. However, litigation is subject to inherent uncertainties, and there exists a reasonable possibility of an unfavorable outcome and such outcome may have a material adverse effect on our results of operations, cash flows or financial position in the period in which it occurs. At the present time, due to the substantial uncertainties that exist, management cannot reasonably estimate the loss or range of loss that could potentially be incurred based upon future developments in this matter.

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

OVERVIEW

RLI Corp. (the “Company”) is an insurance holding company that was organized in 1965. On May 4, 2018, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware. For more information on the reincorporation, see note 1.A to the unaudited condensed consolidated interim financial statements. We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois.

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

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 22 consecutive years, averaging an 87.8 combined ratio over that period of time. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company, has also enhanced financial results. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated revenue for the first half of 2018 increased $12.1 million, or 3 percent, from the same period in 2017. Net premiums earned for the Group increased 5 percent, driven by growth from our casualty and property segments, while investment income increased 10 percent due to an increased asset base and rising interest rates. Realized gains during the first half of 2018 were $29.3 million, compared to $0.7 million of realized losses during the same period of 2017. The 2018 gain was comprised of $34.5 million of realized gains on equity securities from rebalancing the portfolio, $0.9 million of realized losses on the fixed income portfolio and a $4.4 million non-cash impairment charge on goodwill and definite-lived intangible assets. This compares to realized gains of $3.9 million on equity securities, $1.5 million of losses on the fixed income portfolio and a $3.4 million non-cash impairment charge on goodwill and definite-lived intangible assets in 2017. These increases were partially offset by the $39.4 million of net unrealized losses on equity securities, which are required to be recognized in earnings for 2018 and forward due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings.

	For the Six-Month Periods
	Ended June 30,
	2018	2017
Consolidated revenues (in thousands)
Net premiums earned	$386,549	$367,616
Net investment income	28,809	26,243
Net realized gains (losses)	29,253	(735)
Net unrealized losses on equity securities	(39,383)	-
Total consolidated revenue	$405,228	$393,124

Net after-tax earnings for the first half of 2018 totaled $45.5 million, compared to $46.0 million for the same period last year. The reduction in earnings for 2018 was attributable to the $31.1 million of unrealized losses on equity securities, net of tax, recognized in net earnings. In 2017, these amounts were recognized through other comprehensive earnings. The impact of the unrealized losses was partially offset by the $23.1 million of realized gains, net of tax, in 2018. In comparison, 2017 had $0.5 million of realized losses, net of tax. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $29.3 million in the first half of 2018 compared to $20.5 million in 2017. The volcanic activity in Hawaii drove an increase in total catastrophe losses for the first half of the year, with $10.0 million of total catastrophe losses in 2018 and $3.0 million in 2017. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $2.9 million in 2018, compared to $2.5 million in 2017. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first half of 2018, equity in earnings of unconsolidated investees totaled $12.3 million. This amount includes $10.7 million from Maui Jim and $1.5 million from Prime. Comparatively, the first half of 2017 reflected $11.7 million of earnings, including $10.5 million from Maui Jim and $1.2 million from Prime. In addition, net earnings for the six-month period benefited from a lower effective tax rate, 16 percent in 2018 compared to 24 percent in 2017, resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), which reduced the corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Comprehensive earnings totaled $11.4 million for the first half of 2018, compared to $68.4 million for the first half of 2017. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio in 2018 and after-tax unrealized gains and losses from both the fixed income and equity portfolios in 2017. The $34.1 million other comprehensive loss in the first half of 2018 was due to unrealized losses on the fixed income portfolio as interest rates rose during the first six months of the year. This compares to $22.4 million of other comprehensive earnings for the same period in 2017, as equity market returns were strong and interest rates declined slightly.

RLI Insurance Group

Gross premiums written for the Group increased 12 percent to $486.7 million for the first six months of 2018. The majority of our products contributed to growth in the period, with the bulk of the increase driven by products in our casualty and property segments. Net premiums earned increased $18.9 million, or 5 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six-Month Periods Ended June 30,			For the Six-Month Periods Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Casualty
Commercial and personal umbrella	$76,527	$70,463	8.6%	$60,601	$57,438	5.5%
General liability	49,495	50,942	(2.8)%	46,503	44,434	4.7%
Commercial transportation	47,190	38,755	21.8%	39,823	41,496	(4.0)%
Professional services	44,511	43,017	3.5%	39,669	39,242	1.1%
Small commercial	28,019	27,736	1.0%	25,791	24,052	7.2%
Executive products	29,525	22,564	30.9%	10,196	8,850	15.2%
Medical professional liability	12,689	12,107	4.8%	8,834	8,556	3.2%
Other casualty	31,020	21,274	45.8%	24,046	12,175	97.5%
Total	$318,976	$286,858	11.2%	$255,463	$236,243	8.1%

Property
Commercial property	$60,217	$48,036	25.4%	$34,807	$31,591	10.2%
Marine	34,380	29,151	17.9%	28,798	23,893	20.5%
Specialty personal	8,958	9,183	(2.5)%	8,271	11,526	(28.2)%
Property reinsurance	23	615	(96.3)%	26	3,262	(99.2)%
Other property	584	193	-	470	18	-
Total	$104,162	$87,178	19.5%	$72,372	$70,290	3.0%

Surety
Miscellaneous	$24,958	$23,984	4.1%	$23,361	$23,711	(1.5)%
Commercial	13,925	13,665	1.9%	13,474	14,081	(4.3)%
Contract	15,643	15,173	3.1%	13,358	14,231	(6.1)%
Energy	9,015	8,956	0.7%	8,521	9,060	(5.9)%
Total	$63,541	$61,778	2.9%	$58,714	$61,083	(3.9)%

Grand Total	$486,679	$435,814	11.7%	$386,549	$367,616	5.2%

Casualty

Gross premiums written for the casualty segment in the first half of 2018 were up 11 percent, or $32.1 million, as most products posted top line growth. Growth was led by other casualty, which includes the general binding authority line and assumed reinsurance business with Prime. Gross premiums written for Prime have continued to grow and were up 33 percent for the first six months. The general binding authority business was launched at the beginning of 2017 and grew its top line by $4.1 million in the first half of 2018 when compared to the same period in 2017. Premiums for commercial transportation increased 22 percent, or $8.4 million, driven by both exposure growth and rate increases. The overall rate for commercial transportation was up 10 percent, after increasing by approximately the same amount in 2017. Our executive products group also made significant contributions, with both mature and newer product offerings, such as cyber liability coverages, driving exposure growth. New products, rate increases and exposure growth led to increased premium for commercial and personal umbrella. General liability decreased $1.4 million in the first half of 2018 due to intensifying competition.

Property

Gross premiums written for the Group’s property segment were up $17.0 million for the first half of 2018 from the same period last year. The bulk of the growth was driven by commercial property, which was up 25 percent. Commercial property has posted increases in gross premiums written since the hurricane activity in the third quarter of 2017, as renewal rates for catastrophe prone wind exposures have improved. While rates have improved, the majority of the increase in gross premiums during the first half of 2018 was exposure driven. Our marine business was up 18 percent over the prior year due largely to exposure growth, though pricing has also improved slightly. Production from our specialty personal lines reflect increased performance from our Hawaii homeowners’ product, but declined overall due to our previously announced exit from recreational vehicles. Despite flat pricing for Hawaii homeowners’ over the past year, gross premiums written were up 7 percent.

Surety

The surety segment recorded gross premiums written of $63.5 million for the first half of 2018, an increase of $1.8 million, or 3 percent, from the same period last year. All products grew during the first six months of the year, as an improving construction market aided growth and targeted initiatives on our miscellaneous surety product produced results.

RLI Insurance Group

Underwriting income for the Group totaled $31.6 million for the first half of 2018, compared to $32.8 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years. Favorable development on prior years’ loss reserves was a larger benefit in 2018 as the results for 2017 were impacted by larger adverse development on transportation and medical professional liability within our casualty segment. The combined ratio for the Group totaled 91.8 in 2018, compared to 91.1 in 2017. The loss ratio increased slightly to 50.2 from 50.0 and the Group’s expense ratio increased to 41.6 from 41.1.

	For the Six-Month Periods
	Ended June 30,
	2018	2017
Underwriting income (in thousands)
Casualty	$4,415	$1,767
Property	9,529	11,667
Surety	17,689	19,366
Total	$31,633	$32,800

Combined ratio
Casualty	98.3	99.3
Property	86.8	83.4
Surety	69.8	68.3
Total	91.8	91.1

Casualty

The casualty segment recorded underwriting income of $4.4 million in the first six months of 2018, compared to $1.8 million for the same period last year. The improved result for 2018 relates to increased favorable prior accident year’s development, partially offset by an increase in the current accident year loss ratio. Favorable development on prior reserves improved net underwriting results for the casualty segment by $14.2 million in the first half of 2018, primarily on accident years 2015 through 2017. A majority of products developed favorably, with notable contributions from umbrella and general liability. Executive products and transportation were unfavorable. In comparison, $6.2 million of reserves were released in the first half of 2017, primarily related to general liability, executive products and umbrella, while transportation and medical professional liability developed adversely.

The combined ratio for the casualty segment was 98.3 for 2018, compared to 99.3 in 2017. The segment’s loss ratio was 62.8 in 2018, down from 64.9 in 2017. The loss ratio decrease in 2018 was driven by the higher favorable development on prior years’ reserves, despite a slightly higher current accident year loss ratio compared to 2017. The expense ratio for the casualty segment was 35.5, up from 34.4 for the same period last year, due to new business initiatives, investments in technology and a modest shift in mix towards products with higher acquisition rates.

Property

The property segment recorded underwriting income of $9.5 million for the first six months of 2018, compared to $11.7 million for the same period last year. Underwriting results for 2018 included $3.6 million of net favorable development on prior years’ loss reserves, primarily from the marine business, $5.5 million of net losses from the volcanic activity in Hawaii and $3.0 million of storm losses. Comparatively, the 2017 underwriting results include $3.5 million of net favorable development on prior years’ loss reserves, primarily from the marine business, and $2.4 million of net storm losses.

Underwriting results for the first half of 2018 translated into a combined ratio of 86.8, compared to 83.4 for the same period last year. The segment’s loss ratio increased to 41.8 in 2018 from 37.0 in 2017, due to losses from the Hawaii volcanic activity. The segment’s expense ratio decreased to 45.0 in 2018 from 46.4 in the prior year, due in part to the fixed nature of certain expenses and an increase in earned premium.

Surety

The surety segment recorded underwriting income of $17.7 million for the first six months of 2018, compared to $19.4 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2018 included favorable development on prior accident years’ reserves across all surety lines, which improved net underwriting results for the segment by $7.8 million. Comparatively, 2017 results included favorable development on prior accident years’ loss reserves across all products, which improved the segment’s net underwriting results by $8.6 million.

The combined ratio for the surety segment totaled 69.8 for the first half of 2018, compared to 68.3 for the same period in 2017. The segment’s loss ratio was 5.8 for 2018, compared to 7.4 for 2017. The loss ratio decrease was driven by a slightly lower current accident year loss ratio in 2018. The expense ratio was 64.0, up from 60.9 in the prior year, due to the decline in earned premium, increased investments in technology and a modest shift in mix towards miscellaneous surety, which has higher acquisition rates than some other lines.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $28.8 million during the first half of 2018, an increase of 9.8 percent from that reported for the same period in 2017. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period. On an after-tax basis, investment income increased by 18.4 percent, as lower tax rates also benefited income in 2018.

Yields on our fixed income investments for the first half of 2018 and 2017 were as follows:

	2018	2017
Pretax Yield
Taxable	3.22%	3.18%
Tax-Exempt	2.68%	2.56%
After-Tax Yield
Taxable	2.54%	2.07%
Tax-Exempt	2.54%	2.42%

We recognized $29.3 million of realized gains in the first six months of 2018, compared to realized losses of $0.7 million in the same period of 2017. Realized gains in the equity portfolio of $34.5 million were partially offset by realized losses of $0.9 million in the fixed income portfolio as well as realized losses related to a non-cash impairment charge on goodwill and definite-lived intangibles. Equity portfolio rebalancing accounts for the higher amount of gains compared to that realized in the previous year.

The following table depicts the composition of our investment portfolio at June 30, 2018 as compared to December 31, 2017.

	6/30/2018		12/31/2017
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,710,612	78.9%	$1,672,239	78.1%
Equity securities	386,603	17.8%	400,492	18.7%
Other invested assets	36,562	1.7%	33,808	1.6%
Cash and short-term investments	34,102	1.6%	34,251	1.6%
Total	$2,167,879	100.0%	$2,140,790	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $38.4 million in the first six months of 2018. The increase was primarily due to cash flows being allocated to the fixed income portfolio. Average fixed income duration was 4.8 years at June 30, 2018, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $13.9 million during the first six months of 2018.

Income Taxes

Our effective tax rate for the six-month period ended June 30, 2018 was 15.7 percent, compared to 23.9 percent for the same period in 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which accounts for the majority of the decrease in effective tax rate over the prior year. Effective rates are also dependent upon components of pretax earnings and the related tax effects. Tax favored investment activity was lower in 2018, which resulted in a lower spread between the corporate rate and effective rate when compared to 2017. This impact was partially offset by lower pretax earnings in 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated revenue for the second quarter of 2018 increased $23.1 million, or 12 percent, from the same period in 2017. Net premiums earned for the Group increased 7 percent, driven by growth from our casualty and property segments, while investment income increased 10 percent due to an increased asset base. Realized gains during the quarter were $20.8 million, compared to $1.4 million of realized losses in 2017. The 2018 gain was comprised of $21.7 million of realized gains on equity securities from rebalancing the portfolio and $0.9 million of realized losses on the fixed income portfolio. This compares to realized gains of $1.1 million on the equity portfolio, $0.6 million of realized gains on the fixed income portfolio and $3.4 million of realized losses from a non-cash impairment charge on goodwill and intangible assets in 2017. These increases were partially offset by the $12.6 million of net unrealized losses on equity securities, which are required to be recognized in earnings for 2018 and forward due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings.

	For the Three-Month Periods
	Ended June 30,
	2018	2017
Consolidated revenues (in thousands)
Net premiums earned	$196,522	$184,331
Net investment income	14,577	13,238
Net realized gains (losses)	20,849	(1,359)
Net unrealized losses on equity securities	(12,611)	-
Total consolidated revenue	$219,337	$196,210

Net after-tax earnings for the second quarter of 2018 totaled $33.3 million, compared to $26.2 million for the same period last year. The increase in earnings for 2018 was attributable to the $16.5 million of after tax realized gains compared to $0.9 million of after tax realized losses in 2017. The $10.0 million of unrealized losses on equity securities, net of tax, recognized in net earnings partially offset the impact of the realized gains. In 2017, unrealized activity on equity securities were recognized through other comprehensive earnings. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $14.6 million in the second quarter of 2018 compared to $15.1 million in 2017. The volcanic activity in Hawaii drove an increase in total catastrophe loss for the second quarter, with $8.0 million of total catastrophe losses in 2018, compared to $3.0 million in 2017. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $1.0 million in 2018, compared to $1.8 million in 2017. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the second quarter of 2018, equity in earnings of unconsolidated investees totaled $7.1 million. This amount includes $6.6 million from Maui Jim and $0.5 million from Prime. Comparatively, the second quarter of 2017 reflected $6.8 million of earnings, including $6.2 million from Maui Jim and $0.6 million from Prime. In addition, net earnings for the quarter benefited from a lower effective tax rate, 16 percent in 2018 compared to 23 percent in 2017, resulting from the Tax

Cuts and Jobs Act of 2017 (TCJA), which reduced the corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Comprehensive earnings totaled $25.6 million for the second quarter of 2018, compared to $36.8 million for the second quarter of 2017. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio in 2018 and after-tax unrealized gains and losses from both the fixed income and equity portfolios in 2017. The second quarter’s $7.7 million other comprehensive loss was due to unrealized losses on the fixed income portfolio as interest rates rose during the quarter. This compares to $10.6 million of other comprehensive earnings for the same period in 2017, as equity market returns were strong and interest rates declined slightly.

RLI Insurance Group

Gross premiums written for the Group increased $28.9 million, or 12 percent, for the second quarter of 2018 when compared to 2017. The majority of our products contributed to growth in the period, with the bulk of the increase driven by products in our casualty and property segments. Net premiums earned increased $12.2 million, or 7 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended June 30,			For the Three-Month Periods Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Casualty
Commercial and personal umbrella	$42,194	$39,551	6.7%	$30,649	$28,861	6.2%
General liability	28,207	31,343	(10.0)%	23,338	22,851	2.1%
Commercial transportation	28,774	23,143	24.3%	20,648	20,395	1.2%
Professional services	24,030	22,939	4.8%	19,846	20,016	(0.8)%
Small commercial	14,872	14,682	1.3%	12,901	11,765	9.7%
Executive products	16,525	12,729	29.8%	5,144	4,438	15.9%
Medical professional liability	7,668	5,410	41.7%	4,362	4,265	2.3%
Other casualty	16,251	10,227	58.9%	12,725	6,668	90.8%
Total	$178,521	$160,024	11.6%	$129,613	$119,259	8.7%

Property
Commercial property	$34,908	$29,617	17.9%	$17,856	$15,873	12.5%
Marine	18,253	15,614	16.9%	14,941	11,607	28.7%
Specialty personal	4,811	4,523	6.4%	4,129	5,508	(25.0)%
Property reinsurance	13	210	(93.8)%	14	1,479	(99.1)%
Other property	270	135	100.0%	250	18	-
Total	$58,255	$50,099	16.3%	$37,190	$34,485	7.8%

Surety
Miscellaneous	$12,343	$11,823	4.4%	$11,719	$11,854	(1.1)%
Commercial	6,413	6,183	3.7%	6,761	6,938	(2.6)%
Contract	9,450	8,028	17.7%	7,012	7,147	(1.9)%
Energy	4,833	4,781	1.1%	4,227	4,648	(9.1)%
Total	$33,039	$30,815	7.2%	$29,719	$30,587	(2.8)%

Grand Total	$269,815	$240,938	12.0%	$196,522	$184,331	6.6%

Casualty

Gross premiums written for the casualty segment in the second quarter of 2018 were up 12 percent, or $18.5 million, as most products posted top line growth. Growth was led by other casualty, which includes the general binding authority line and assumed reinsurance business with Prime. General binding authority business was launched at the beginning of 2017 and grew its top line by $2.1 million in the second quarter of 2018 when compared to the same period in 2017. Gross premiums written for Prime have continued to grow and were up 45 percent for the quarter. Premiums for commercial transportation increased 24 percent, or $5.6 million in the quarter, driven by both exposure growth and rate increases. Rates across all classes within our commercial transportation business were up 10 percent in total, after increasing by approximately the same amount in each quarter since the beginning of 2017. Our executive products group also made significant contributions during the quarter with both mature and newer product offerings, such as cyber liability coverages, driving exposure growth. Exposure growth from mature lines, newer products and rate increases led to increased premium for commercial and personal umbrella. Medical professional liability also increased in the second quarter, while general liability decreased $3.1 million due to intensifying competition.

Property

Gross premiums written for the Group’s property segment totaled $58.3 million for the second quarter of 2018, up 16 percent from the same period last year. The bulk of the growth was driven by commercial property, which was up 18 percent. This marked the third consecutive quarter commercial property has posted an increase in gross premiums written, as renewal rates for catastrophe prone wind exposures have continued to improve following hurricane activity in the third quarter of 2017. While rates have improved relative to prior quarters, the majority of the increase in gross premiums during the quarter was exposure driven. Our marine business was up 17 percent in the quarter due largely to exposure growth, though pricing has also improved slightly. Production from specialty personal reflects increased performance from our Hawaii homeowners’ product, which was up 7 percent.

Surety

The surety segment recorded gross premiums written of $33.0 million for the second quarter of 2018, an increase of $2.2 million, or 7 percent, from the same period last year. Despite competitive market conditions each of our surety products posted growth during the quarter. Miscellaneous and contract surety were responsible for the majority of the increase as a result of an improving construction market and targeted initiatives.

RLI Insurance Group

Underwriting income for the Group totaled $14.1 million for the second quarter of 2018, compared to $19.7 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and similar amounts of favorable reserve development on prior accident years. The combined ratio for the Group totaled 92.8 in 2018, compared to 89.3 in 2017. The loss ratio increased to 51.7 from 49.0, due largely to losses associated with the volcanic activity in Hawaii. The Group’s expense ratio increased to 41.1 from 40.3.

	For the Three-Month Periods
	Ended June 30,
	2018	2017
Underwriting income (in thousands)
Casualty	$2,854	$8,648
Property	3,647	2,863
Surety	7,645	8,232
Total	$14,146	$19,743

Combined ratio
Casualty	97.8	92.8
Property	90.2	91.7
Surety	74.3	73.1
Total	92.8	89.3

Casualty

The casualty segment recorded underwriting income of $2.9 million in the second quarter of 2018, compared to $8.6 million for the same period last year. Underwriting results for 2018 reflect an increase in the current accident year loss ratio and a smaller amount of favorable development on prior accident year reserves. Favorable development on prior reserves improved net underwriting results for the casualty segment by $7.1 million in the second quarter of 2018, primarily on accident years 2015 through 2017. A majority of products developed favorably, with notable contributions from umbrella and the executive products group. Transportation and professional services were unfavorable. In comparison, $9.3 million of reserves were realized in the second quarter of 2017, largely driven by umbrella, general liability and professional services.

The combined ratio for the casualty segment was 97.8 for 2018, compared to 92.8 in 2017. The segment’s loss ratio was 62.8 in 2018, up from 59.4 in 2017. The loss ratio increased in 2018 as a result of the higher current accident year loss ratio and lower favorable development on prior years’ reserves. The expense ratio for the casualty segment was 35.0, up from 33.4 for the same period last year, due to new business initiatives, investments in technology and a modest shift in mix towards products with higher acquisition rates.

Property

The property segment recorded underwriting income of $3.6 million for the second quarter of 2018, compared to $2.9 million for the same period last year. Underwriting income reflects improved current accident year performance over that obtained in 2017. Underwriting results for 2018 included $2.8 million of net favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.5 million of net losses from the volcanic activity in Hawaii and $1.1 million of net storm losses. Comparatively, the 2017 underwriting results include $1.5 million of net favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, and $2.4 million of net storm losses.

Underwriting results for the second quarter of 2018 translated into a combined ratio of 90.2, compared to 91.7 for the same period last year. The segment’s loss ratio increased to 46.1 in 2018 from 45.5 in 2017, primarily as a result of the Hawaii volcanic activity losses. The segment’s expense ratio decreased to 44.1 in 2018 from 46.2 in the prior year, due in part to the fixed nature of certain expenses and an increase in earned premium.

Surety

The surety segment recorded underwriting income of $7.6 million for the second quarter of 2018, compared to $8.2 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2018 included favorable development on prior accident years’ reserves across all surety lines, which improved net underwriting results for the segment by $2.8 million. Comparatively, 2017 results included favorable development on prior accident years’ loss reserves across all products, which improved the segment’s net underwriting results by $2.7 million.

The combined ratio for the surety segment totaled 74.3 for the second quarter of 2018, compared to 73.1 for the same period in 2017. The segment’s loss ratio was 10.3 for 2018, compared to 12.6 for 2017. The loss ratio decrease was driven by a slightly lower current accident year loss ratio in 2018. The expense ratio was 64.0, up from 60.5 in the prior year, due to the decline in earned premium, increased investments in technology and a modest shift in mix towards contract surety, which has higher acquisition rates than some other lines.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $14.6 million during the second quarter of 2018, an increase of 10.1 percent from that reported for the same period in 2017. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period. On an after-tax basis, investment income increased by 17.8 percent, as lower tax rates also benefited income in 2018.

Yields on our fixed income investments for the second quarter of 2018 and 2017 were as follows:

	2Q 2018	2Q 2017
Pretax Yield
Taxable	3.19%	3.18%
Tax-Exempt	2.85%	2.53%
After-Tax Yield
Taxable	2.52%	2.07%
Tax-Exempt	2.70%	2.40%

We recognized $20.8 million of realized gains in the second quarter of 2018, compared to realized losses of $1.4 million in the same period of 2017. Realized gains in the equity portfolio of $21.7 million were partially offset by realized losses of $0.9 million in the fixed income portfolio. Equity portfolio rebalancing accounts for the higher amount of gains compared to that realized in the previous year.

Income Taxes

Our effective tax rate for the second quarter of 2018 was 16.0 percent, compared to 23.0 percent for the same period in 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which accounts for the majority of the decrease in effective tax rate over the prior year. Effective rates are also dependent upon components of pretax earnings and the related tax effects. Tax favored investment activity and the excess tax benefit on share-based compensation was lower in 2018, which resulted in a lower spread between the corporate rate and effective rate when compared to 2017. This impact was amplified by higher pretax earnings in 2018.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2018 and 2017:

(in thousands)	2018	2017

Operating cash flows	$100,000	$74,570
Investing cash flows	$(74,888)	$(57,242)
Financing cash flows	$(15,281)	$(14,242)
Total	$9,831	$3,086

Operating activities generated positive cash flows of $100.0 million in the first half of 2018, compared to $74.6 million in the same period last year. The increase in operating cash flows was due to an increase in written premium and associated receipts, while claim payments only increased by a marginal amount.

We have $149.0 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2018 was $153.6 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2018, we had cash and other investments maturing within one year of approximately $71.9 million and an additional $349.6 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the six-month period ended June 30, 2018, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2018, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2018, our investment portfolio had a balance sheet value of $2.2 billion. Invested assets at June 30, 2018 have increased $27.1 million from December 31, 2017.

As of June 30, 2018, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$151,446	$149,165	$(2,281)	6.9%	AAA
U.S. agency	30,650	30,256	(394)	1.4%	AAA
Non-U.S. govt. & agency	8,186	7,895	(291)	0.4%	BBB+
Agency MBS	364,298	354,345	(9,953)	16.3%	AAA
ABS/CMBS**	101,075	100,194	(881)	4.6%	AAA
Corporate	633,159	624,686	(8,473)	28.8%	BBB+
Municipal	438,261	444,071	5,810	20.5%	AA
Total Fixed Income	$1,727,075	$1,710,612	$(16,463)	78.9%	AA-

Equity	$207,214	$386,603	$179,389	17.8%

Other Invested Assets	$36,707	$36,562	$(145)	1.7%

Cash and Short-Term Investments	$34,102	$34,102	$—	1.6%

Total Portfolio	$2,005,098	$2,167,879	$162,781	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2018, our fixed income portfolio had the following rating distribution:

AAA	43.1%
AA	20.0%
A	19.4%
BBB	11.2%
BB	3.6%
B	2.4%
CCC	0.1%
NR	0.2%
Total	100.0%

As of June 30, 2018, the duration of the fixed income portfolio was 4.8 years. Our fixed income portfolio remained well diversified, with 1,262 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2018, we had $73.3 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of June 30, 2018, we had $26.9 million in commercial mortgage backed securities (CMBS) and $354.3 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 4.6 percent of our investment portfolio at quarter end.

We had $624.7 million in corporate fixed income securities as of June 30, 2018, which includes $73.0 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2018, we had $444.1 million in municipal securities. Approximately 87 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $386.6 million as of June 30, 2018 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and payment of taxes.

As of June 30, 2018, our equity portfolio had a dividend yield of 2.4 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual securities and no single stock exposure greater than 2 percent of the equity portfolio.

We had $36.6 million of other invested assets at June 30, 2018, including investments in low income housing tax credit partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. As of June 30, 2018, $16.8 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six month period ending June 30, 2018, there were no outstanding borrowings with the FHLBC.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2018, our capital structure consisted of $149.0 million in 10-year maturity senior notes maturing in 2023 (debt) and $849.8 million of shareholders’ equity. Debt outstanding comprised 14.9 percent of total capital as of June 30, 2018. Interest and fees on debt obligations totaled $3.7 million during the half of 2018, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the six-month periods ended June 30, 2018 and 2017.

We paid a quarterly cash dividend of $0.22 per share on June 20, 2018, a $0.01 increase over the prior quarter. We have paid dividends for 168 consecutive quarters and increased dividends in each of the last 43 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2018, our holding company had $849.8 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $10.7 million in liquid assets, which approximates a quarter of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). RLI Ins. did not pay any dividends to RLI Corp in the first six months of 2018. In 2017, our principal insurance subsidiary paid ordinary dividends totaling $107.0 million to RLI

Corp. No extraordinary dividends were paid during 2018 or 2017. As of June 30, 2018, $0.6 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time. Furthermore, in addition to the unrestricted liquid net assets that RLI Corp. had on hand as of June 30, 2018, RLI Corp. has access to lines of credit that would cover normal annual holding company expenditures as they are incurred and become payable.

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

The information in response to this item is incorporated herein by reference to note 8 to the unaudited condensed consolidated interim financial statements, “Contingent Liabilities.”

Item 1A.	Risk Factors - There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2018. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

	Exhibit 10.1	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101	XBRL-Related Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Thomas L. Brown
Thomas L. Brown
Senior Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 20, 2018