Form 10-Q
period 2018-09-30
RLI CORP
filed 2018-10-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2018, the number of shares outstanding of the registrant’s Common Stock was 44,484,654.

		Page

Part I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Earnings and Comprehensive Earnings For the Three and Nine-Month Periods Ended September 30, 2018 and 2017 (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4

	Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2018 and 2017 (unaudited)	5

	Notes to unaudited condensed consolidated interim financial statements	6

Item 2.	Management’s discussion and analysis of financial condition and results of operations	23

Item 3.	Quantitative and qualitative disclosures about market risk	37

Item 4.	Controls and procedures	37

Part II - Other Information		37

Item 1.	Legal proceedings	37

Item 1a.	Risk factors	37

Item 2.	Unregistered sales of equity securities and use of proceeds	37

Item 3.	Defaults upon senior securities	37

Item 4.	Mine safety disclosures	37

Item 5.	Other information	37

Item 6.	Exhibits	38

Signatures		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Net premiums earned	$200,815	$182,025	$587,364	$549,641
Net investment income	16,314	14,187	45,123	40,430
Net realized gains	18,808	35	48,117	1,390
Other-than-temporary impairment (OTTI) losses on investments	(161)	-	(217)	(2,090)
Net unrealized gains (losses) on equity securities	4,848	-	(34,535)	-
Consolidated revenue	$240,624	$196,247	$645,852	$589,371
Losses and settlement expenses	110,231	123,190	304,305	306,927
Policy acquisition costs	68,414	62,066	201,473	186,264
Insurance operating expenses	14,408	11,701	42,191	38,582
Interest expense on debt	1,862	1,856	5,576	5,569
General corporate expenses	2,947	1,956	7,871	7,816
Total expenses	$197,862	$200,769	$561,416	$545,158
Equity in earnings of unconsolidated investees	3,587	3,660	15,853	15,404
Earnings (loss) before income taxes	$46,349	$(862)	$100,289	$59,617
Income tax expense (benefit)	6,977	(2,596)	15,450	11,847
Net earnings	$39,372	$1,734	$84,839	$47,770

Other comprehensive earnings (loss), net of tax	(7,696)	8,444	(41,769)	30,812
Comprehensive earnings	$31,676	$10,178	$43,070	$78,582

Earnings per share:
Basic:
Basic net earnings per share	$0.89	$0.04	$1.91	$1.09
Basic comprehensive earnings per share	$0.71	$0.23	$0.97	$1.79

Diluted:
Diluted net earnings per share	$0.88	$0.04	$1.90	$1.07
Diluted comprehensive earnings per share	$0.70	$0.23	$0.96	$1.77

Weighted average number of common shares outstanding:
Basic	44,400	44,058	44,311	44,008
Diluted	44,940	44,515	44,760	44,517

Cash dividends paid per common share	$0.22	$0.21	$0.65	$0.62

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,745,648 at 9/30/18 and $1,646,411 at 12/31/17)	$1,719,617	$1,672,239
Equity securities, at fair value (cost - $210,119 at 9/30/18 and $182,002 at 12/31/17)	394,375	400,492
Short-term investments, at cost which approximates fair value	18,526	9,980
Other invested assets	38,777	33,808
Cash	59,469	24,271
Total investments and cash	$2,230,764	$2,140,790
Accrued investment income	14,417	15,166
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $17,076 at 9/30/18 and $16,935 at 12/31/17	138,480	134,351
Ceded unearned premium	66,400	57,928
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,827 at 9/30/18 and $10,014 at 12/31/17	320,027	301,991
Deferred policy acquisition costs	84,232	77,716
Property and equipment, at cost, net of accumulated depreciation of $52,418 at 9/30/18 and $47,676 at 12/31/17	55,469	55,849
Investment in unconsolidated investees	95,007	90,067
Goodwill and intangibles	54,626	59,302
Other assets	14,100	14,084
TOTAL ASSETS	$3,073,522	$2,947,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,377,111	$1,271,503
Unearned premiums	483,305	451,449
Reinsurance balances payable	18,396	21,624
Funds held	73,304	74,560
Income taxes-deferred	38,260	53,768
Bonds payable, long-term debt	149,068	148,928
Accrued expenses	45,420	52,848
Other liabilities	16,802	18,966
TOTAL LIABILITIES	$2,201,666	$2,093,646

Shareholders’ Equity
Common stock ($0.01 par value at 9/30/18 and $1.00 par value at 12/31/17)
(100,000,000 shares authorized at 9/30/18 and 12/31/17)
(67,414,868 shares issued, 44,484,654 shares outstanding at 9/30/18)
(67,078,569 shares issued, 44,148,355 shares outstanding at 12/31/17)	$674	$67,079
Paid-in capital	303,399	233,077
Accumulated other comprehensive earnings	(22,344)	157,919
Retained earnings	983,126	788,522
Deferred compensation	7,765	8,640
Less: Treasury shares at cost
(22,930,214 shares at 9/30/18 and 12/31/17)	(400,764)	(401,639)
TOTAL SHAREHOLDERS’ EQUITY	$871,856	$853,598
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,073,522	$2,947,244

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2018	2017

Net cash provided by operating activities	$163,369	$145,933
Cash Flows from Investing Activities
Investments purchased	$(636,859)	$(335,361)
Investments sold	444,637	131,605
Investments called or matured	102,244	103,193
Net change in short-term investments	(8,546)	(6,910)
Net property and equipment purchased	(4,838)	(7,262)
Other	89	408
Net cash used in investing activities	$(103,273)	$(114,327)

Cash Flows from Financing Activities
Cash dividends paid	$(28,815)	$(27,288)
Stock plan share issuance	3,917	4,290
Net cash used in financing activities	$(24,898)	$(22,998)

Net increase in cash	$35,198	$8,608

Cash at the beginning of the period	$24,271	$18,269
Cash at September 30	$59,469	$26,877

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

B.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2017 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2018 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2017 to conform to the classifications used in the current year.

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

We adopted ASU 2016-01 on January 1, 2018. A cumulative-effect adjustment to the balance sheet was made as of the beginning of the year, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings. During the first nine months of 2018, we recognized $34.5 million of unrealized losses on equity securities within net earnings and $7.3 million of income tax benefit. This compares to $14.6 million of unrealized gains on equity securities, net of tax, that was recognized through other comprehensive earnings for the comparable period in 2017. The future impact to our net earnings will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. ASU 2018-10, Codification Improvements to Topic 842, Leases was issued to clarify certain aspects of ASU 2016-02 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings is recognized in the period of adoption. We plan to adopt using this alternative. Approximately $33 million of undiscounted future lease liabilities would have to be discounted to present value and added to our balance sheet with a corresponding right-of-use asset if the guidance were applicable on September 30, 2018. We do not have any financing leases, but we do have approximately $7 million of annual operating lease expenses. We do not expect that there will be a materially different annual rental expense upon adoption.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bonds (82.8 percent rated A or better at September 30, 2018), we purchase reinsurance from financially strong reinsurers and we already have an allowance for uncollectible reinsurance amounts, we do not expect that the effect of adoption will be material.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Under current practices, the amortization period for callable debt securities held at a premium is generally the contractual life of the instrument. However, if an entity has a large number of similar loans, it may consider estimates of future principal prepayments. For those who choose to not incorporate an estimate of future prepayments, ASU 2017-08 shortens the amortization period for premium on debt securities to the earliest call date, rather than the maturity date, to align the amortization method with how the securities are quoted, priced and traded. After the earliest call date, if the call option is not exercised, the entity shall reset the effective yield using the payment terms of the debt security. Any excess of the amortized cost basis over the amount payable will be amortized to the next call date or to maturity if there are no other call dates. The method of accounting for a discount does not change and will continue to be amortized over the life of the bond.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The update will be applied using a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As we currently incorporate estimates of future principal prepayments when calculating the effective yield for bonds carrying a premium, we do not expect the adoption of this update to have a material impact on our financial statements.

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our long term incentive plan limits the awards of share-based payments to employees and directors of the Company or any affiliate. The share-based compensation expense to nonemployee directors was $0.2 million in the first nine months of 2018. Costs associated with such payments are not expected to materially increase and we do not expect this update to have a material impact on our financial statements.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

ASU 2018-13 modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related and we do not currently have any assets or liabilities that are measured based on Level 3 inputs, our financial statements will not be materially impacted by this update.

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

ASU 2018-15 requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Relevant implementation costs in the development stage are capitalized, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized costs are expensed over the term of the hosting arrangement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. This update can either be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not yet completed the analysis of how adopting this ASU will affect our financial statements.

E.  INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.6 million and $59.3 million at September 30, 2018 and December 31, 2017, respectively, as detailed in the following table.

Goodwill and Intangible Assets	September 30,	December 31,
(in thousands)	2018	2017
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Medical professional liability *	-	3,595
Total goodwill	$46,062	$49,657

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $2,929 at 9/30/18 and $5,678 at 12/31/17	1,064	2,145
Total intangibles	$8,564	$9,645

Total goodwill and intangibles	$54,626	$59,302

*   The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $12.4 million and $8.8 million as of September 30, 2018 and December 31, 2017, respectively.

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the third quarter of 2018 and $0.3 million for the nine-month period ended September 30, 2018, compared to $0.2 million for the third quarter of 2017 and $0.6 million for the nine-month period ended September 30, 2017.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2018. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2018, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2018			Ended September 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$39,372	44,400	$0.89	$1,734	44,058	$0.04
Effect of Dilutive Securities
Stock options	-	540		-	457
Diluted EPS
Income available to common shareholders	$39,372	44,940	$0.88	$1,734	44,515	$0.04

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2018			Ended September 30, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$84,839	44,311	$1.91	$47,770	44,008	$1.09
Effect of Dilutive Securities
Stock options	-	449		-	509
Diluted EPS
Income available to common shareholders	$84,839	44,760	$1.90	$47,770	44,517	$1.07

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

Unrealized losses, net of tax, on the fixed income portfolio for the first nine months of 2018 were $41.8 million, compared to $30.8 million of unrealized gains, net of tax, on the fixed income and equity portfolios during the same period last year. Unrealized losses in the first nine months of 2018 were attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. In 2017, unrealized gains were primarily the result of tightening credit spreads which increased the fair value of fixed income securities, though positive pricing movements in equity securities also contributed.

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

(in thousands)	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2018	2017	2018	2017

Beginning balance	$(14,648)	$144,978	$157,919	$122,610
Cumulative effect adjustment of ASU 2016-01	-	-	(142,219)	-
Adjusted beginning balance	$(14,648)	$144,978	$15,700	$122,610
Other comprehensive earnings before reclassifications	(7,034)	9,141	(41,829)	33,066
Amounts reclassified from accumulated other comprehensive earnings	(662)	(697)	60	(2,254)
Net current-period other comprehensive earnings (loss)	$(7,696)	$8,444	$(41,769)	$30,812
Reclassification of stranded tax effect per ASU 2018-02	-	-	3,725	-
Ending balance	$(22,344)	$153,422	$(22,344)	$153,422

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

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2018	2017	2018	2017	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$999	$1,073	$141	$5,558	Net realized gains (losses)
	(161)	-	(217)	(2,090)	Other-than-temporary impairment (OTTI) losses on investments
	$838	$1,073	$(76)	$3,468	Earnings (loss) before income taxes
	(176)	(376)	16	(1,214)	Income tax expense (benefit)
	$662	$697	$(60)	$2,254	Net earnings (loss)

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

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at September 30, 2018 and December 31, 2017 were as follows:

Available-for-sale
(in thousands)
	September 30, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$177,339	$8	$(3,560)	$173,787
U.S. agency	30,647	111	(855)	29,903
Non-U.S. govt. & agency	8,178	-	(271)	7,907
Agency MBS	415,476	1,299	(14,749)	402,026
ABS/CMBS*	120,737	113	(1,283)	119,567
Corporate	675,731	2,862	(11,901)	666,692
Municipal	317,540	4,727	(2,532)	319,735
Total Fixed Income	$1,745,648	$9,120	$(35,151)	$1,719,617

Available-for-sale
(in thousands)
	December 31, 2017
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$92,561	$23	$(895)	$91,689
U.S. agency	18,541	347	(110)	18,778
Non-U.S. govt. & agency	7,501	143	(56)	7,588
Agency MBS	329,129	3,420	(4,078)	328,471
ABS/CMBS*	70,405	436	(315)	70,526
Corporate	508,128	12,575	(1,681)	519,022
Municipal	620,146	17,272	(1,253)	636,165
Total Fixed Income	$1,646,411	$34,216	$(8,388)	$1,672,239

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2018:

	September 30, 2018
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$41,952	$42,115
Due after one year through five years	379,636	378,403
Due after five years through 10 years	611,198	602,738
Due after 10 years	176,649	174,768
Mtge/ABS/CMBS*	536,213	521,593
Total available-for-sale	$1,745,648	$1,719,617

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost) and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2018, unrealized losses on fixed income securities, as shown in the following tables, were 1.6 percent of total invested assets. Unrealized losses increased through the first nine months of 2018, as interest rates increased from the end of 2017, which decreased the fair value of securities held in the fixed income portfolio.

	September 30, 2018			December 31, 2017
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$72,347	$99,558	$171,905	$58,009	$30,888	$88,897
Cost or amortized cost	72,981	102,484	175,465	58,443	31,349	89,792
Unrealized Loss	$(634)	$(2,926)	$(3,560)	$(434)	$(461)	$(895)

U.S. Agency
Fair value	$17,408	$10,384	$27,792	$10,917	$—	$10,917
Cost or amortized cost	17,622	11,025	28,647	11,027	—	11,027
Unrealized Loss	$(214)	$(641)	$(855)	$(110)	$—	$(110)

Non-U.S. government
Fair value	$6,214	$1,693	$7,907	$—	$1,840	$1,840
Cost or amortized cost	6,280	1,898	8,178	—	1,896	1,896
Unrealized Loss	$(66)	$(205)	$(271)	$—	$(56)	$(56)

Agency MBS
Fair value	$152,341	$206,541	$358,882	$122,130	$111,306	$233,436
Cost or amortized cost	155,615	218,016	373,631	123,559	113,955	237,514
Unrealized Loss	$(3,274)	$(11,475)	$(14,749)	$(1,429)	$(2,649)	$(4,078)

ABS/CMBS*
Fair value	$82,967	$28,580	$111,547	$23,406	$21,587	$44,993
Cost or amortized cost	83,647	29,183	112,830	23,491	21,817	45,308
Unrealized Loss	$(680)	$(603)	$(1,283)	$(85)	$(230)	$(315)

Corporate
Fair value	$387,421	$84,835	$472,256	$86,946	$28,600	$115,546
Cost or amortized cost	395,327	88,830	484,157	87,736	29,491	117,227
Unrealized Loss	$(7,906)	$(3,995)	$(11,901)	$(790)	$(891)	$(1,681)

Municipal
Fair value	$56,839	$43,287	$100,126	$71,059	$60,049	$131,108
Cost or amortized cost	57,586	45,072	102,658	71,534	60,827	132,361
Unrealized Loss	$(747)	$(1,785)	$(2,532)	$(475)	$(778)	$(1,253)

Total fixed income
Fair value	$775,537	$474,878	$1,250,415	$372,467	$254,270	$626,737
Cost or amortized cost	789,058	496,508	1,285,566	375,790	259,335	635,125
Unrealized Loss	$(13,521)	$(21,630)	$(35,151)	$(3,323)	$(5,065)	$(8,388)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2018 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$1,103,857	$1,074,126	$(29,731)	84.6%
2	BBB	Baa	136,227	131,948	(4,279)	12.2%
3	BB	Ba	29,221	28,491	(730)	2.1%
4	B	B	14,712	14,386	(326)	0.9%
5	CCC	Caa	1,549	1,464	(85)	0.2%
6	CC or lower	Ca or lower	-	-	-	-%
		Total	$1,285,566	$1,250,415	$(35,151)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 676 securities in an unrealized loss position as of September 30, 2018. The $35.2 million in associated unrealized losses for these 676 securities represents 2.0 percent of the fixed income portfolio’s cost basis. Of these 676 securities, 244 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. In the first nine months of 2018, we recognized $0.2 million in other-than-temporary impairment (OTTI) charges in earnings on two fixed income securities. We no longer had the intent to hold one of the securities and a credit loss was taken on a second fixed income security that we do intend to hold. Comparatively, we recognized $2.1 million in OTTI losses in earnings on two fixed income securities that we no longer had the intent to hold in the same period in 2017. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

During the third quarter of 2018, net unrealized gains (losses) on equity securities included an unrealized gain of $22.8 million on securities held as of September 30, 2018. Net unrealized gains on equity securities for the first nine months of 2018 included an unrealized gain of $18.2 million on securities held as of September 30, 2018.

Other Invested Assets

We had $38.8 million of other invested assets at September 30, 2018, compared to $33.8 million at the end of 2017. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $14.0 million at September 30, 2018, compared to $15.5 million at December 31, 2017 and recognized a total tax benefit of $0.6 million during the third quarter of 2018, the same period as the prior year. For the nine-month periods ended September 30, 2018 and 2017, our LIHTC interests recognized a total benefit of $1.7 million and $1.9 million, respectively. Our unfunded commitment for our LIHTC investments totaled $2.0 million at September 30, 2018 and will be paid out in installments through 2025.

As of September 30, 2018, $16.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine month period ending September 30, 2018, there were no outstanding borrowings with the FHLBC.

We had $25.2 million of unfunded commitments related to our investments in private funds at September 30, 2018. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An IPO would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $59.5 million at September 30, 2018, compared to $24.3 million at the end of 2017. As of September 30, 2018, we had $18.5 million of short-term investments that were carried at cost and approximated fair value, compared to $10.0 million at December 31, 2017.

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

Common Stock: All but one of our common stock holdings are traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity security not traded on an exchange is provided by a third-party pricing source and is classified as Level 2.

For the Level 2 securities, both fixed income and equity as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. Second, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. In both comparisons, when discrepancies are found, we compare our prices to actual reported trade data for like securities. Based on this assessment, we determined that the fair values of our Level 2 securities provided by our pricing services are reasonable.

For our exchange traded common stock, we receive prices from a nationally recognized pricing service. Prices are based on observable inputs in an active market and are therefore disclosed as Level 1. Based on this assessment, we determined that the fair values of our Level 1 securities provided by our pricing service are reasonable.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$173,787	$—	$173,787
U.S. agency	—	29,903	—	29,903
Non-U.S. govt. & agency	—	7,907	—	7,907
Agency MBS	—	402,026	—	402,026
ABS/CMBS*	—	119,567	—	119,567
Corporate	—	666,692	—	666,692
Municipal	—	319,735	—	319,735
Total fixed income securities - available-for-sale	$—	$1,719,617	$—	$1,719,617
Equity securities	393,882	493	—	394,375
Total	$393,882	$1,720,110	$—	$2,113,992

	As of December 31, 2017
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$91,689	$—	$91,689
U.S. agency	—	18,778	—	18,778
Non-U.S. govt. & agency	—	7,588	—	7,588
Agency MBS	—	328,471	—	328,471
ABS/CMBS*	—	70,526	—	70,526
Corporate	—	519,022	—	519,022
Municipal	—	636,165	—	636,165
Total fixed income securities - available-for-sale	$—	$1,672,239	$—	$1,672,239
Equity securities	400,492	—	—	400,492
Total	$400,492	$1,672,239	$—	$2,072,731

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the nine-month period ended September 30, 2018.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2018 and 2017.

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2018	2017
Unpaid losses and LAE at beginning of year
Gross	$1,271,503	$1,139,337
Ceded	(301,991)	(288,224)
Net	$969,512	$851,113

Increase (decrease) in incurred losses and LAE
Current accident year	$342,807	$343,535
Prior accident years	(38,502)	(36,608)
Total incurred	$304,305	$306,927

Loss and LAE payments for claims incurred
Current accident year	$(45,008)	$(37,333)
Prior accident year	(171,725)	(158,052)
Total paid	$(216,733)	$(195,385)

Net unpaid losses and LAE at September 30,	$1,057,084	$962,655

Unpaid losses and LAE at September 30,
Gross	$1,377,111	$1,253,729
Ceded	(320,027)	(291,074)
Net	$1,057,084	$962,655

For the first nine months of 2018, incurred losses and LAE included $38.5 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from commercial and personal umbrella, general liability, marine and surety. Executive products, transportation and medical professional liability were exceptions, experiencing adverse development.

For the first nine months of 2017, incurred losses and LAE included $36.6 million of favorable development on prior years’ loss reserves. Commercial umbrella, general liability, surety and marine were drivers of the favorable development, while adverse experience in transportation and medical professional liability partially offset the result.

5.  INCOME TAXES

Our effective tax rate for the three and nine-month periods ended September 30, 2018 was 15.1 percent and 15.4 percent. Catastrophic losses incurred in the third quarter of 2017 resulted in a pretax loss and a 301.2 percent effective tax rate for the third quarter and a 19.9 percent effective rate for the nine-month period ended September 30, 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which accounts for the majority of the decrease in effective tax rate for the nine-month period over the prior year. Effective rates are also dependent upon components of pretax earnings and the related tax effects. Tax favored investment activity was lower in 2018, which resulted in a lower spread between the corporate rate and effective rate when compared to 2017. There have been no changes to the provisional amounts that we recorded in the fourth quarter of 2017 associated with the TCJA, as guidance has not yet been finalized by the Internal Revenue Service. Accounting for the tax effects of the enactment of the TCJA will be completed in the fourth quarter of 2018.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2018 and 2017 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent and 35 percent, respectively, to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended September 30,				For the Nine-Month Periods Ended September 30,
	2018		2017		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21% in 2018 and 35% in 2017	$9,733	21.0%	$(302)	35.0%	$21,061	21.0%	$20,866	35.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(2,273)	(4.9)%	(477)	55.3%	(4,340)	(4.3)%	(3,711)	(6.2)%
Tax exempt interest income	(375)	(0.8)%	(1,187)	137.7%	(1,460)	(1.5)%	(3,525)	(5.9)%
Dividends received deduction	(150)	(0.3)%	(553)	64.2%	(516)	(0.5)%	(1,488)	(2.5)%
ESOP dividends paid deduction	(139)	(0.3)%	(240)	27.9%	(423)	(0.4)%	(724)	(1.2)%
Other items, net	181	0.4%	163	(18.9)%	1,128	1.1%	429	0.7%
Total tax expense (benefit)	$6,977	15.1%	$(2,596)	301.2%	$15,450	15.4%	$11,847	19.9%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since 2015, we have granted 1,872,880 awards under the 2015 LTIP, including 424,305 thus far in 2018.

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

The following tables summarize option activity for the periods ended September 30, 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	401,250	$64.31
Options exercised	(685,810)	$36.72		$23,603
Options canceled/forfeited	(15,600)	$61.44
Outstanding options at September 30, 2018	1,956,855	$53.81	5.50	$48,476
Exercisable options at September 30, 2018	678,905	$45.60	4.03	$22,388

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	442,625	$56.97
Options exercised	(174,890)	$25.27		$5,655
Options canceled/forfeited	(41,600)	$48.30
Outstanding options at September 30, 2017	2,433,245	$44.82	4.84	$33,290
Exercisable options at September 30, 2017	1,157,785	$36.30	3.26	$25,078

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2018, 401,250 stock options were granted with a weighted average exercise price of $64.31 and a weighted average fair value of $10.38. We recognized $1.2 million of expense in the third quarter of 2018 and $3.4 million in the first nine months of 2018 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.2 million in the third quarter of 2018 and $0.7 million in the first nine months of 2018 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.2 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of expense in the third quarter of 2017 and $3.0 million in the first nine months of 2017. We recorded a tax benefit of $0.3 million in the third quarter of 2017 and $1.1 million in the first nine months of 2017 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2018		2017

Weighted-average fair value of grants	$10.38		$7.95
Risk-free interest rates	2.69%		1.89%
Dividend yield	3.15%		3.60%
Expected volatility	22.88%		22.95%
Expected option life	5.06	years	5.05	years

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

As of September 30, 2018, 30,075 RSUs have been granted to employees under the 2015 LTIP, including 14,625 during 2018, and 29,325 remain outstanding. We recognized $0.2 million of expense on these units in the third quarter of 2018 and $0.4 million in the first nine months of 2018. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.9 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.1 million of expense in the third quarter of 2017 and $0.3 million in the first nine months of 2017 related to this compensation expense.

In 2018, each outside director received restricted stock units with a fair market value of $50,000 on the date of grant as part of annual director compensation. A total of 8,430 restricted stock units were granted from the 2015 LTIP and vest one year from the date of grant. We recognized $0.1 million of compensation expense on these units in the third quarter of 2018 and $0.2 million in the first nine months of 2018. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.3 million, which will be recognized over the remainder of the vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Nine-Month Periods
REVENUES	Ended September 30,		Ended September 30,
(in thousands)	2018	2017	2018	2017
Casualty	$131,605	$118,393	$387,068	$354,636
Property	39,067	33,559	111,439	103,849
Surety	30,143	30,073	88,857	91,156
Net premiums earned	$200,815	$182,025	$587,364	$549,641
Net investment income	16,314	14,187	45,123	40,430
Net realized gains (losses)	18,647	35	47,900	(700)
Net unrealized gains (losses) on equity securities	4,848	-	(34,535)	-
Total consolidated revenue	$240,624	$196,247	$645,852	$589,371

NET EARNINGS
(in thousands)	2018	2017	2018	2017
Casualty	$(1,974)	$3,554	$2,441	$5,321
Property	2,621	(27,519)	12,150	(15,852)
Surety	7,115	9,033	24,804	28,399
Net underwriting income	$7,762	$(14,932)	$39,395	$17,868
Net investment income	16,314	14,187	45,123	40,430
Net realized gains (losses)	18,647	35	47,900	(700)
Net unrealized gains (losses) on equity securities	4,848	-	(34,535)	-
General corporate expense and interest on debt	(4,809)	(3,812)	(13,447)	(13,385)
Equity in earnings of unconsolidated investees	3,587	3,660	15,853	15,404
Total earnings (loss) before income taxes	$46,349	$(862)	$100,289	$59,617
Income tax expense (benefit)	6,977	(2,596)	15,450	11,847
Total net earnings	$39,372	$1,734	$84,839	$47,770

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
NET PREMIUMS EARNED	Ended September 30,		Ended September 30,
(in thousands)	2018	2017	2018	2017
Casualty
Commercial and personal umbrella	$31,244	$28,848	$91,845	$86,286
General liability	22,485	22,138	68,988	66,572
Commercial transportation	20,747	18,047	60,570	59,543
Professional services	19,890	19,584	59,559	58,826
Small commercial	12,883	12,419	38,674	36,471
Executive products	5,352	4,439	15,548	13,289
Medical professional liability	3,988	4,169	12,822	12,725
Other casualty	15,016	8,749	39,062	20,924
Total	$131,605	$118,393	$387,068	$354,636

Property
Commercial property	$18,489	$15,600	$53,296	$47,191
Marine	16,068	13,112	44,866	37,005
Specialty personal	4,228	4,844	12,499	16,370
Property reinsurance	13	(62)	39	3,200
Other property	269	65	739	83
Total	$39,067	$33,559	$111,439	$103,849

Surety
Miscellaneous	$11,822	$11,780	$35,183	$35,491
Contract	7,474	7,130	20,832	21,361
Commercial	6,863	6,861	20,337	20,942
Energy	3,984	4,302	12,505	13,362
Total	$30,143	$30,073	$88,857	$91,156

Grand Total	$200,815	$182,025	$587,364	$549,641

8.  CONTINGENT LIABILITIES

Carriage Hill Associates Coverage Dispute

As reported in the Company’s Form 10-Q filed for the second quarter of 2018, Carriage Hill Associates of Charleston, LLC and certain other plaintiffs (collectively, “Plaintiffs”) filed a complaint in the Court of Common Pleas (the “Court”) for the Ninth Judicial Circuit of Berkeley County, South Carolina in December 2010 against Mt. Hawley Insurance Company (“Mt. Hawley”), a subsidiary of our principal subsidiary, RLI Insurance Company, relating to a coverage dispute. The complaint seeks, among other things, compensatory damages, punitive damages and attorneys’ fees.

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

Mt. Hawley vigorously contested all the claims against it in this matter and filed certain post-trial motions seeking to, among other things, withdraw and vacate the Order. As the result of Court-recommended mediation between the parties, all of the claims in this matter among all parties have been settled on a confidential basis for an amount that did not have a material impact on the Company’s financial statements. Upon payment of the agreed-upon settlement amount, it is expected that the Order will be vacated and the matter will be dismissed with prejudice.

9.  SUBSEQUENT EVENTS

In early October 2018, Hurricane Michael made landfall in Florida as a Category 4 storm and traveled through the southeastern states. It is too early to estimate the amount of losses that will be incurred from this event and the impact will be reflected in our fourth quarter 2018 results.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated revenue for the first nine months of 2018 increased $56.5 million, or 10 percent, from the same period in 2017. Net premiums earned for the Group increased 7 percent, driven by growth from our casualty and property segments, while investment income increased 12 percent due to an increased asset base and rising interest rates. Realized gains during the first nine months of 2018 were $47.9 million, compared to $0.7 million of realized losses during the same period of 2017. The 2018 gain was comprised of $52.5 million of realized gains on equity securities from rebalancing the portfolio, $0.1 million of realized losses on the fixed income portfolio and $4.6 million in miscellaneous losses, primarily from a non-cash impairment charge on goodwill and definite-lived intangible assets. This compares to realized gains of $5.0 million on equity securities, $1.6 million of losses on the fixed income portfolio and a $3.4 million non-cash impairment charge on goodwill and definite-lived intangible assets in 2017. These increases were partially offset by the $34.5 million of net unrealized losses on equity securities, which are required to be recognized in earnings for 2018 and forward due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings.

	For the Nine-Month Periods
	Ended September 30,
	2018	2017
Consolidated revenues (in thousands)
Net premiums earned	$587,364	$549,641
Net investment income	45,123	40,430
Net realized gains (losses)	47,900	(700)
Net unrealized gains (losses) on equity securities	(34,535)	-
Total consolidated revenue	$645,852	$589,371

Net after-tax earnings for the first nine months of 2018 totaled $84.8 million, compared to $47.8 million for the same period last year. The increased earnings for 2018 were largely the result of reduced catastrophe activity compared to the prior year. Hurricane, other storm losses and volcanic activity in Hawaii totaled $17.5 million through the first nine months of 2018. Comparatively, $39.0 million of hurricane and storm losses were incurred during the same period in 2017. After-tax realized and unrealized gains (losses) on equity securities totaled $14.4 million and contributed to the overall increase in earnings along with the larger amount of net investment income. Underwriting results for both periods reflect favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $38.5 million in the first nine months of 2018 compared to $36.6 million in 2017. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $3.5 million in 2018, compared to $0.2 million in 2017. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first nine months of 2018, equity in earnings of unconsolidated investees totaled $15.9 million. This amount includes $13.3 million from Maui Jim and $2.6 million from Prime. Comparatively, the first nine months of 2017 reflected $15.4 million of earnings, including $13.6 million from Maui Jim and $1.8 million from Prime. In addition, net earnings for the nine-month period benefited from a lower effective tax rate, 15 percent in 2018 compared to 20 percent in 2017, resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), which reduced the corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Comprehensive earnings totaled $43.1 million for the first nine months of 2018, compared to $78.6 million for the first nine months of 2017. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio in 2018 and after-tax unrealized gains and losses from both the fixed income and equity portfolios in 2017. The $41.8 million of other comprehensive loss in the first nine months of 2018 was due to unrealized losses on the fixed income portfolio as interest rates increased. This compares to $30.8 million of other comprehensive earnings for the same period in 2017, as equity market returns were strong and interest rates declined slightly.

RLI Insurance Group

Gross premiums written for the Group increased 11 percent to $725.8 million for the first nine months of 2018. The majority of our products contributed to growth in the period, with the bulk of the increase driven by products in our casualty and property segments. Net premiums earned increased $37.7 million, or 7 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine-Month Periods Ended September 30,			For the Nine-Month Periods Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Casualty
Commercial and personal umbrella	$116,116	$103,456	12.2%	$91,845	$86,286	6.4%
General liability	69,516	69,326	0.3%	68,988	66,572	3.6%
Commercial transportation	72,639	67,006	8.4%	60,570	59,543	1.7%
Professional services	66,265	64,179	3.3%	59,559	58,826	1.2%
Small commercial	41,197	40,838	0.9%	38,674	36,471	6.0%
Executive products	45,865	37,185	23.3%	15,548	13,289	17.0%
Medical professional liability	14,807	16,392	(9.7)%	12,822	12,725	0.8%
Other casualty	50,124	33,492	49.7%	39,062	20,924	86.7%
Total	$476,529	$431,874	10.3%	$387,068	$354,636	9.1%

Property
Commercial property	$85,884	$71,351	20.4%	$53,296	$47,191	12.9%
Marine	54,145	45,921	17.9%	44,866	37,005	21.2%
Specialty personal	14,024	13,565	3.4%	12,499	16,370	(23.6)%
Property reinsurance	36	414	(91.3)%	39	3,200	(98.8)%
Other property	1,006	540	-	739	83	-
Total	$155,095	$131,791	17.7%	$111,439	$103,849	7.3%

Surety
Miscellaneous	$37,680	$36,133	4.3%	$35,183	$35,491	(0.9)%
Contract	23,320	22,326	4.5%	20,832	21,361	(2.5)%
Commercial	20,956	21,477	(2.4)%	20,337	20,942	(2.9)%
Energy	12,233	12,646	(3.3)%	12,505	13,362	(6.4)%
Total	$94,189	$92,582	1.7%	$88,857	$91,156	(2.5)%

Grand Total	$725,813	$656,247	10.6%	$587,364	$549,641	6.9%

Casualty

Gross premiums written for the casualty segment in the first nine months of 2018 were up 10 percent, or $44.7 million, as most products posted top line growth. Growth was led by other casualty, which includes general binding authority coverages and assumed reinsurance business with Prime. Gross premiums written for Prime have continued to grow, up 32 percent for the first nine months. The general binding authority business was launched at the beginning of 2017 and grew its top line by $5.3 million in the first nine months of 2018 when compared to the same period in 2017. New products, rate increases and exposure growth led to an additional $12.7 million of premium for commercial and personal umbrella. Our executive products group made significant contributions, with both mature and newer product offerings, such as cyber liability coverages, exhibiting growth. Premiums for commercial transportation increased $5.6 million, driven by both exposure growth and rate increases. The overall rate for commercial transportation was up 9 percent, after increasing by approximately the same amount in 2017. Medical professional liability decreased $1.6 million due to intensifying competition.

Property

Gross premiums written for the Group’s property segment were up $23.3 million for the first nine months of 2018 from the same period last year. The bulk of the growth was attributable to commercial property, which was up 20 percent, primarily as a result of exposure growth. However, renewal rates for catastrophe prone wind exposures have improved since the hurricane activity in the third quarter of 2017. Our marine business was up 18 percent over the prior year due largely to exposure growth, though pricing has also improved slightly. Production from our specialty personal lines reflect increased performance from our Hawaii homeowners’ product, up 10 percent, but declined in total because of our previously announced exit from recreational vehicles.

Surety

The surety segment recorded gross premiums written of $94.2 million for the first nine months of 2018, an increase of $1.6 million from the same period last year. An improving construction market and targeted initiatives aided growth in our contract and miscellaneous lines. However, challenging market conditions and the industry’s consolidation of accounts impacted the production of our commercial and energy surety lines which were down from the prior year.

RLI Insurance Group

Underwriting income for the Group totaled $39.4 million for the first nine months of 2018, compared to $17.9 million in the same period last year. Catastrophe losses had a larger impact in 2017, as a result of Hurricanes Harvey, Irma and Maria. Total catastrophe losses, net of related bonus and profit sharing expense offsets, was $14.9 million for 2018, compared to $34.2 million in 2017. Both years reflect favorable development on prior years’ loss reserves, though the benefit was larger in 2018. The combined ratio for the Group totaled 93.3 in 2018, compared to 96.7 in 2017. The loss ratio decreased to 51.8 from 55.8 and the Group’s expense ratio increased to 41.5 from 40.9.

	For the Nine-Month Periods
	Ended September 30,
	2018	2017
Underwriting income (in thousands)
Casualty	$2,441	$5,321
Property	12,150	(15,852)
Surety	24,804	28,399
Total	$39,395	$17,868

Combined ratio
Casualty	99.4	98.5
Property	89.1	115.3
Surety	72.1	68.8
Total	93.3	96.7

Casualty

The casualty segment recorded underwriting income of $2.4 million in the first nine months of 2018, compared to $5.3 million for the same period last year. The reduction of underwriting profit relates, in part, to a shift in business mix, as well as to our cautious approach to reserving for losses on newer products and the higher expense ratio associated with starting those lines. As a result, both the current accident year loss and expense ratios have increased. Partially offsetting these impacts was increased favorable development on prior accident years, which improved net underwriting results for the casualty segment by $20.2 million in the first nine months of 2018, primarily on accident years 2015 through 2017. Notable contributions toward this favorable development were from umbrella, general liability and professional services, while executive products and transportation developed adversely. In comparison, $16.5 million of reserves were released in the first nine months of 2017, related to umbrella, general liability, executive products, small commercial and professional services, while transportation and medical professional liability experienced unfavorable development.

The combined ratio for the casualty segment was 99.4 for 2018, compared to 98.5 in 2017. The segment’s loss ratio was 63.7 in 2018, down from 64.0 in 2017. The loss ratio decrease in 2018 was driven by the higher favorable development on prior years’ reserves, despite a slightly higher current accident year loss ratio compared to 2017. The expense ratio for the casualty segment was 35.7, up from 34.5 for the same period last year, due to new business initiatives, investments in technology and a modest shift in mix towards products with higher acquisition rates.

Property

The property segment recorded underwriting income of $12.2 million for the first nine months of 2018, compared to an underwriting loss of $15.9 million for the same period last year. The loss in 2017 was the result of an active hurricane season, as total catastrophe losses reduced net underwriting earnings by $31.8 million in the first nine months of 2017. Comparatively, catastrophe losses impacted net underwriting results for 2018 by $15.9 million, as a result of Hurricane Florence, other storms and volcanic activity in Hawaii. Underwriting results for 2018 included $6.1 million of net favorable development on prior years’ loss reserves, primarily from the marine and commercial property businesses, while 2017 included $5.8 million of net favorable development on prior years’ loss reserves, also primarily from the marine and commercial property businesses.

Underwriting results for the first nine months of 2018 translated into a combined ratio of 89.1, compared to 115.3 for the same period last year. The segment’s loss ratio was 45.2 in 2018, down from 69.4 in 2017 due to higher levels of catastrophe losses in the prior year. The segment’s expense ratio decreased to 43.9 in 2018 from 45.9 in the prior year, due in part to the fixed nature of certain expenses and an increase in earned premium.

Surety

The surety segment recorded underwriting income of $24.8 million for the first nine months of 2018, compared to $28.4 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2018 included favorable development on prior accident years’ reserves across all surety lines, which improved net underwriting results for the segment by $9.2 million. Comparatively, 2017 results included favorable development on prior accident years’ loss reserves across all products, which improved the segment’s net underwriting results by $10.8 million.

The combined ratio for the surety segment totaled 72.1 for the first nine months of 2018, compared to 68.8 for the same period in 2017. The segment’s loss ratio was 8.5 for both periods. The expense ratio was 63.6, up from 60.3 in the prior year, due to a modest decline in earned premium, increased investments in technology and a modest shift in mix towards miscellaneous surety, which has higher acquisition rates than some other lines.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $45.1 million during the first nine months of 2018, an increase of 11.6 percent from that reported for the same period in 2017. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period. On an after-tax basis, investment income increased by 19.9 percent, as lower tax rates also benefited income in 2018.

Yields on our fixed income investments for the first nine months of 2018 and 2017 were as follows:

	2018	2017
Pretax Yield
Taxable	3.27%	3.17%
Tax-Exempt	2.70%	2.57%
After-Tax Yield
Taxable	2.58%	2.06%
Tax-Exempt	2.56%	2.43%

We recognized $47.9 million of realized gains in the first nine months of 2018, compared to realized losses of $0.7 million in the same period of 2017. Realized gains in the equity portfolio of $52.5 million were partially offset by realized losses of $0.1 million in the fixed income portfolio as well as realized losses related to a non-cash impairment charge on goodwill and definite-lived intangibles. Equity portfolio rebalancing accounts for the higher amount of gains compared to that realized in the previous year.

The following table depicts the composition of our investment portfolio at September 30, 2018 as compared to December 31, 2017.

	9/30/2018		12/31/2017
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,719,617	77.1%	$1,672,239	78.1%
Equity securities	394,375	17.7%	400,492	18.7%
Other invested assets	38,777	1.7%	33,808	1.6%
Cash and short-term investments	77,995	3.5%	34,251	1.6%
Total	$2,230,764	100.0%	$2,140,790	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $47.4 million in the first nine months of 2018. The increase was primarily due to cash flows being allocated to the fixed income portfolio. Average fixed income duration was 4.7 years at September 30, 2018, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $6.1 million during the first nine months of 2018.

Income Taxes

Our effective tax rate for the nine-month period ended September 30, 2018 was 15.4 percent, compared to 19.9 percent for the same period in 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which accounts for the majority of the decrease in effective tax rate over the prior year. Effective rates are also dependent upon components of pretax earnings and the related tax effects. Tax favored investment activity was lower in 2018, which resulted in a lower spread between the corporate rate and effective rate when compared to 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated revenue for the third quarter of 2018 increased $44.4 million, or 23 percent, from the same period in 2017. Net premiums earned for the Group increased 10 percent, driven by growth from our casualty and property segments, while investment income increased 15 percent due to an increased asset base and rising interest rates. Realized gains during the quarter were $18.6 million and were comprised of $18.0 million of realized gains on equity securities from rebalancing the portfolio and $0.8 million of realized gains on the fixed income portfolio. This compares to realized gains of $1.1 million on the equity portfolio that were offset by $1.0 million of other realized losses in 2017. Additionally, $4.8 million of net unrealized gains on equity securities were recognized in the third quarter of 2018 due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings.

	For the Three-Month Periods
	Ended September 30,
	2018	2017
Consolidated revenues (in thousands)
Net premiums earned	$200,815	$182,025
Net investment income	16,314	14,187
Net realized gains (losses)	18,647	35
Net unrealized gains (losses) on equity securities	4,848	-
Total consolidated revenue	$240,624	$196,247

Net after-tax earnings for the third quarter of 2018 totaled $39.4 million, compared to $1.7 million for the same period last year. The increase in earnings for 2018 was largely attributable to the reduction in catastrophe activity over the prior year. Hurricane Florence resulted in $7.5 million of catastrophe losses in the third quarter of 2018, compared to $36.0 million of catastrophe losses from Hurricanes Harvey, Irma and Maria in 2017. An additional $14.7 million of after tax realized gains, increased investment income of $2.1 million and $3.8 million of after tax unrealized gains on equity securities also contributed to the improved 2018 earnings. Underwriting results for both periods reflect favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $10.5 million in the third quarter of 2018 compared to $17.0 million in 2017. Bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $0.6 million in 2018, compared to a $2.3 million reduction of expenses in 2017. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the third quarter of 2018, equity in earnings of unconsolidated investees totaled $3.6 million. This amount includes $2.6 million from Maui Jim and $1.0 million from Prime. Comparatively, the third quarter of 2017 reflected $3.7 million of earnings, including $3.1 million from Maui Jim and $0.6 million from Prime.

Comprehensive earnings totaled $31.7 million for the third quarter of 2018, compared to $10.2 million for the third quarter of 2017. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio in 2018 and after-tax unrealized gains and losses from both the fixed income and equity portfolios in 2017. The third quarter’s $7.7 million of other comprehensive loss was due to unrealized losses on the fixed income portfolio as interest rates increased. This compares to $8.4 million of other comprehensive earnings for the same period in 2017, primarily attributable to strong equity market returns.

RLI Insurance Group

Gross premiums written for the Group increased $18.7 million, or 8 percent, for the third quarter of 2018 when compared to 2017. The majority of our products contributed to growth in the period, with the bulk of the increase driven by products in our casualty and property segments. Net premiums earned increased $18.8 million, or 10 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended September 30,			For the Three-Month Periods Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Casualty
Commercial and personal umbrella	$39,589	$32,993	20.0%	$31,244	$28,848	8.3%
General liability	20,021	18,384	8.9%	22,485	22,138	1.6%
Commercial transportation	25,449	28,251	(9.9)%	20,747	18,047	15.0%
Professional services	21,754	21,162	2.8%	19,890	19,584	1.6%
Small commercial	13,178	13,102	0.6%	12,883	12,419	3.7%
Executive products	16,340	14,621	11.8%	5,352	4,439	20.6%
Medical professional liability	2,118	4,285	(50.6)%	3,988	4,169	(4.3)%
Other casualty	19,104	12,218	56.4%	15,016	8,749	71.6%
Total	$157,553	$145,016	8.6%	$131,605	$118,393	11.2%

Property
Commercial property	$25,667	$23,315	10.1%	$18,489	$15,600	18.5%
Marine	19,765	16,770	17.9%	16,068	13,112	22.5%
Specialty personal	5,066	4,382	15.6%	4,228	4,844	(12.7)%
Property reinsurance	13	(201)	-	13	(62)	-
Other property	422	347	21.6%	269	65	313.8%
Total	$50,933	$44,613	14.2%	$39,067	$33,559	16.4%

Surety
Miscellaneous	$12,722	$12,149	4.7%	$11,822	$11,780	0.4%
Contract	7,677	7,153	7.3%	7,474	7,130	4.8%
Commercial	7,031	7,812	(10.0)%	6,863	6,861	0.0%
Energy	3,218	3,690	(12.8)%	3,984	4,302	(7.4)%
Total	$30,648	$30,804	(0.5)%	$30,143	$30,073	0.2%

Grand Total	$239,134	$220,433	8.5%	$200,815	$182,025	10.3%

Casualty

Gross premiums written for the casualty segment in the third quarter of 2018 were up 9 percent, or $12.5 million, as most products posted top line growth. Growth was led by other casualty, which includes general binding authority coverages and assumed reinsurance business with Prime. General binding authority business was launched at the beginning of 2017 and grew its top line by $1.3 million in the third quarter of 2018 when compared to the same period in 2017. Gross premiums written for Prime have continued to grow and were up 31 percent for the quarter. Exposure growth from mature lines, newer products and rate increases led to increased premium for commercial and personal umbrella. General liability and our executive products group also made significant contributions during the quarter with both mature and newer product offerings, such as cyber liability coverages, producing exposure growth. Premiums for commercial transportation decreased 10 percent, though rates continued to increase. Medical professional liability was also down $2.2 million in the quarter due to intensifying competition.

Property

Gross premiums written for the Group’s property segment totaled $50.9 million for the third quarter of 2018, up 14 percent from the same period last year. Our marine business accounted for nearly half the growth with $19.8 million of premiums written, up 18 percent over the third quarter of 2017. Commercial property posted an increase in gross premiums written, as renewal rates for catastrophe prone wind exposures have continued to improve following hurricane activity in the third quarter of 2017. While rates have improved relative to prior quarters, the majority of the increase in gross premiums has been exposure driven. Production from specialty personal reflects increased performance from our Hawaii homeowners’ product, which was up 14 percent.

Surety

The surety segment recorded gross premiums written of $30.6 million for the third quarter of 2018, a decrease of $0.2 million from the same period last year. Competitive market conditions and industry consolidation of accounts led to a reduction in commercial and energy surety production, which was partially offset by an improving construction market and targeted initiatives that resulted in growth within our contract and miscellaneous lines.

RLI Insurance Group

Underwriting income for the Group totaled $7.8 million for the third quarter of 2018, compared to $14.9 million of underwriting loss in the same period last year. Catastrophe losses had a larger impact in 2017, as a result of Hurricanes Harvey, Irma and Maria. Total catastrophe losses, net of related bonus and profit sharing expense offsets, was $6.4 million in 2018, compared to $31.7 million in 2017. Both periods reflect favorable reserve development on prior accident years, with reserve releases improving results by $9.7 million in the third quarter of 2018 and $14.9 million in the third quarter of 2017. The combined ratio for the Group totaled 96.1 in 2018, compared to 108.2 in 2017. The loss ratio decreased to 54.9 from 67.7, due largely to the increased level of catastrophe losses in 2017. The Group’s expense ratio increased to 41.2 from 40.5.

	For the Three-Month Periods
	Ended September 30,
	2018	2017
Underwriting income (in thousands)
Casualty	$(1,974)	$3,554
Property	2,621	(27,519)
Surety	7,115	9,033
Total	$7,762	$(14,932)

Combined ratio
Casualty	101.5	97.0
Property	93.3	182.0
Surety	76.4	69.9
Total	96.1	108.2

Casualty

The casualty segment recorded an underwriting loss of $2.0 million in the third quarter of 2018, compared to underwriting income of $3.6 million for the same period last year. Underwriting results for 2018 reflect a smaller amount of favorable development on prior accident year reserves and a higher expense ratio associated with our newer casualty lines. Releases of prior accident years’ reserves improved underwriting results for the casualty segment by $6.0 million, primarily on accident years 2016 and 2017. Notable contributions toward this favorable development were from umbrella and professional services, while small commercial and medical professional liability developed adversely. In comparison, $10.6 million of reserves were realized in the third quarter of 2017, largely driven by umbrella, general liability, professional services and medical professional liability.

The combined ratio for the casualty segment was 101.5 for 2018, compared to 97.0 in 2017. The segment’s loss ratio was 65.3 in 2018, up from 62.4 in 2017. The loss ratio increased in 2018 as a result of lower favorable development on prior years’ reserves. The expense ratio for the casualty segment was 36.2, up from 34.6 for the same period last year, due to new business initiatives, investments in technology and a modest shift in mix towards products with higher acquisition rates.

Property

The property segment recorded underwriting income of $2.6 million for the third quarter of 2018, compared to $27.5 million of underwriting loss for the same period last year. The loss in 2017 was the result of an active hurricane season, as total catastrophe losses reduced net underwriting income by $29.4 million in the third quarter of 2017. Comparatively, catastrophe losses impacted the property segment’s net underwriting results for 2018 by $6.5 million as a result of Hurricane Florence. Underwriting results for 2018 included $2.5 million of net favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business. Comparatively, the 2017 underwriting results include $2.3 million of net favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business.

Underwriting results for the third quarter of 2018 translated into a combined ratio of 93.3, compared to 182.0 for the same period last year. The segment’s loss ratio was 51.6 in 2018, down from 137.2 in 2017 due to the higher levels of catastrophe losses in the prior year. The segment’s expense ratio decreased to 41.7 in 2018 from 44.8 in the prior year, due in part to the fixed nature of certain expenses and an increase in earned premium.

Surety

The surety segment recorded underwriting income of $7.1 million for the third quarter of 2018, compared to $9.0 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2018 included favorable development on prior accident years’ reserves across most surety lines, which improved net underwriting results for the segment by $1.5 million. Comparatively, 2017 results included favorable development on prior accident years’ loss reserves across all products, which improved the segment’s net underwriting results by $2.4 million.

The combined ratio for the surety segment totaled 76.4 for the third quarter of 2018, compared to 69.9 for the same period in 2017. The segment’s loss ratio was 13.6 for 2018, compared to 10.8 for 2017. The loss ratio increase was the result of a lower amount of favorable development on prior accident year reserves. The expense ratio was 62.8, up from 59.1 in the prior year, due to increased investments in technology.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $16.3 million during the third quarter of 2018, an increase of 15.0 percent from that reported for the same period in 2017. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period. On an after-tax basis, investment income increased by 22.1 percent, as lower tax rates also benefited income in 2018.

Yields on our fixed income investments for the third quarter of 2018 and 2017 were as follows:

	3Q 2018	3Q 2017
Pretax Yield
Taxable	3.28%	3.13%
Tax-Exempt	2.93%	2.61%
After-Tax Yield
Taxable	2.59%	2.03%
Tax-Exempt	2.78%	2.47%

We recognized $18.6 million of realized gains in the third quarter of 2018, which were comprised of $18.0 million of realized gains on equity securities from rebalancing the portfolio and $0.8 million of realized gains on the fixed income portfolio. This compares to realized gains of $1.1 million on the equity portfolio that were offset by $1.0 million of other realized losses in 2017.

Income Taxes

Our effective tax rate for the third quarter of 2018 was 15.1 percent, compared to 301.2 percent for the same period in 2017. The Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, which lowered the effective tax rate from the prior year. However, the larger driver of the difference was the catastrophic losses incurred in the third quarter of 2017, which resulted in a pretax loss and caused the tax favored adjustments to have a much larger impact than they did in 2018.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2018 and 2017:

(in thousands)	2018	2017

Operating cash flows	$163,369	$145,933
Investing cash flows	$(103,273)	$(114,327)
Financing cash flows	$(24,898)	$(22,998)
Total	$35,198	$8,608

Operating activities generated positive cash flows of $163.4 million in the first nine months of 2018, compared to $145.9 million in the same period last year. The increase in operating cash flows was due to increased premium receipts and investment income, as well as dividends received from our equity method investee, which were partially offset by a larger amount of paid loss and loss adjustment expense during the period.

We have $149.1 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2018 was $155.4 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2018, we had cash and other investments maturing within one year of approximately $120.1 million and an additional $378.4 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the nine-month period ended September 30, 2018, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2018, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2018, our investment portfolio had a balance sheet value of $2.2 billion. Invested assets at September 30, 2018 have increased $90.0 million from December 31, 2017.

As of September 30, 2018, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$177,339	$173,787	$(3,552)	7.8%	AAA
U.S. agency	30,647	29,903	(744)	1.3%	AAA
Non-U.S. govt. & agency	8,178	7,907	(271)	0.4%	BBB+
Agency MBS	415,476	402,026	(13,450)	18.0%	AAA
ABS/CMBS**	120,737	119,567	(1,170)	5.4%	AAA
Corporate	675,731	666,692	(9,039)	29.9%	BBB+
Municipal	317,540	319,735	2,195	14.3%	AA
Total Fixed Income	$1,745,648	$1,719,617	$(26,031)	77.1%	AA-

Equity	$210,119	$394,375	$184,256	17.7%

Other Invested Assets	$38,940	$38,777	$(163)	1.7%

Cash and Short-Term Investments	$77,995	$77,995	$—	3.5%

Total Portfolio	$2,072,702	$2,230,764	$158,062	100.0%

*Quality ratings provided by Moody’s and S&P

**Asset-backed and commercial mortgage-backed securities

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2018, our fixed income portfolio had the following rating distribution:

AAA	46.9%
AA	15.5%
A	20.4%
BBB	11.1%
BB	3.3%
B	2.5%
CCC	0.1%
NR	0.2%
Total	100.0%

As of September 30, 2018, the duration of the fixed income portfolio was 4.7 years. Our fixed income portfolio remained well diversified, with 1,216 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2018, we had $93.2 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and similar obligations.

As of September 30, 2018, we had $26.3 million in commercial mortgage backed securities (CMBS) and $402.0 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 5.4 percent of our investment portfolio at quarter end.

We had $666.7 million in corporate fixed income securities as of September 30, 2018, which includes $73.3 million invested in a high yield credit strategy. This portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2018, we had $319.7 million in municipal securities. Approximately 85 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $394.4 million as of September 30, 2018 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with strong dividend performance. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing. We use a buy-and-hold strategy, minimizing both transactional costs and payment of taxes.

As of September 30, 2018, our equity portfolio had a dividend yield of 2.3 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 83 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $38.8 million of other invested assets at September 30, 2018, including investments in low income housing tax credit partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. As of September 30, 2018, $16.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine month period ending September 30, 2018, there were no outstanding borrowings with the FHLBC.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2018, our capital structure consisted of $149.1 million in 10-year maturity senior notes maturing in 2023 (debt) and $871.9 million of shareholders’ equity. Debt outstanding comprised 14.6 percent of total capital as of September 30, 2018. Interest and fees on debt obligations totaled $5.6 million during the nine months of 2018, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2018 and 2017.

We paid a quarterly cash dividend of $0.22 per share on September 20, 2018, the same as the prior quarter. We have paid dividends for 169 consecutive quarters and increased dividends in each of the last 43 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2018, our holding company had $871.9 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $10.6 million in liquid assets, which approximates a quarter of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2018, RLI Ins. paid $13.0 million in ordinary dividends to RLI Corp. In 2017, our principal insurance subsidiary paid ordinary dividends totaling $107.0 million to RLI Corp. No extraordinary dividends were paid during 2018 or 2017. As of September 30, 2018, $0.6 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time. Furthermore, in addition to the unrestricted liquid net assets that RLI Corp. had on hand as of September 30, 2018,

RLI Corp. has access to lines of credit that would cover normal annual holding company expenditures as they are incurred and become payable.

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

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

	Exhibit 10.1	RLI Corp. Director and Officer Indemnification Agreement

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101	XBRL-Related Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/Thomas L. Brown
Thomas L. Brown
Senior Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: October 24, 2018