Form 10-K
period 2018-12-31
RLI CORP
filed 2019-02-22
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-09463

RLI CORP.

(Exact name of registrant as specified in its charter)

Delaware	37-0889946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 North Lindbergh Drive, Peoria, Illinois	61615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (309) 692-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2018, based upon the closing sale price of the Common Stock on June 30, 2018 as reported on the New York Stock Exchange, was $2,616,706,281. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on February 7, 2019 was 44,512,543.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2019 annual meeting of shareholders to be held May 2, 2019, are incorporated herein by reference into Part III of this document, including: “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal three: Ratification of Selection of Independent Registered Public Accounting Firm.”

Exhibit index is located on pages 121-122 of this document, which lists documents filed as exhibits or incorporated by reference herein.

RLI Corp.

PART I

Item 1.    Business

RLI Corp. (the “Company”) was founded in 1965. We underwrite select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois. We have no material foreign operations.

As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. We distribute our property and casualty insurance through our branch offices that market to wholesale and retail producers. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages. In addition, from time to time, we produce a limited amount of business under agreements with managing general agents under the direction of our product vice presidents.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) available free of charge on our website (rlicorp.com). Information contained on our website is not intended to be incorporated by reference in this annual report and you should not consider that information a part of this annual report. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company.

For the year ended December 31, 2018, the following table provides the geographic distribution of our risks insured as represented by direct premiums earned for all coverages:

State	Direct Premiums Earned	Percent of Total
	(in thousands)
California	$141,868	15.8%
New York	126,672	14.1%
Florida	88,992	9.9%
Texas	79,766	8.9%
Washington	32,374	3.6%
New Jersey	27,754	3.1%
Illinois	25,323	2.8%
Arizona	24,475	2.7%
Louisiana	24,136	2.7%
Georgia	21,296	2.4%
Pennsylvania	19,529	2.2%
Ohio	19,165	2.2%
Hawaii	18,575	2.1%
All Other	246,309	27.5%
Total direct premiums earned	$896,234	100.0%

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). We have quota share, excess of loss and catastrophe (CAT) reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. These arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. Reinsurance is subject to certain risks, specifically market risk, which affect the cost of and the ability to secure these contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. The following table illustrates the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands)	2018	2017	2016
PREMIUMS WRITTEN
Direct & Assumed	$983,216	$885,312	$874,864
Reinsurance ceded	(160,041)	(135,458)	(133,912)
Net	$823,175	$749,854	$740,952
PREMIUMS EARNED
Direct & Assumed	$938,160	$867,639	$863,180
Reinsurance ceded	(146,794)	(129,702)	(134,572)
Net	$791,366	$737,937	$728,608

SPECIALTY INSURANCE MARKET OVERVIEW

The specialty insurance market differs significantly from the standard market. In the standard market, products and coverage are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, coverage, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard admitted market counterparts, we manage these risks to achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge of, and expertise in, our markets. Many of our risks are underwritten on an individual basis and tailored coverages are employed in order to respond to distinctive risk characteristics. We operate in the specialty admitted insurance market, the excess and surplus insurance market and the specialty reinsurance markets.

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Most of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2018, our specialty admitted operations produced gross premiums written of $619.6 million, representing approximately 63 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to the 2018 edition of A.M. Best Aggregate & Averages – Property/Casualty, United States & Canada, the excess and surplus market represented approximately $23 billion, or 4 percent, of the entire $642 billion domestic property and casualty industry in 2017, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $316.9 million, or 32 percent, of our total gross premiums written in 2018.

SPECIALTY REINSURANCE MARKETS

We write business in the specialty reinsurance markets. This business is generally written on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2018, our specialty reinsurance operations wrote gross premiums of $46.7 million, representing approximately 5 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial Excess and Personal Umbrella

Our commercial excess coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by the Company. The personal umbrella coverage is written in excess of homeowners’ and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by the Company. Net premiums earned from this business totaled $124.4 million, $115.5 million and $111.1 million, or 16 percent, 16 percent and 15 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and in the specialized areas of onshore energy-related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $93.9 million, $90.3 million and $86.9 million, or 12 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. We produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $81.1 million, $78.1 million and $81.4 million, or 10 percent, 11 percent and 11 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small to medium-sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $80.0 million, $78.5 million and $75.9 million, or 10 percent, 11 percent and 10 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small to medium-sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are primarily marketed through retail agents. Net premiums earned from the small commercial business totaled $51.5 million, $49.6 million and $45.7 million, or 6 percent, 7 percent and 6 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages, for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess “Side A” D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offer representations and warranties coverage for companies involved in mergers and acquisitions, tax liability representations and warranties coverage for companies claiming certain tax credits and excess cyber liability coverage to medium to large size public and private businesses. Net premiums earned from the executive products business totaled $21.3 million, $18.1 million and $18.8 million, or 3 percent, 2 percent and 3 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Medical Professional Liability

We provide healthcare liability coverage focused on long-term care. In early 2019, we exited the long-term care business on a runoff basis. We also offer medical professional liability insurance specializing in hard-to-place individuals and group physicians. This business is marketed through wholesale brokers and retail agents. Net premiums earned from the medical professional liability business totaled $16.0 million, $17.1 million and $17.4 million, or 2 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Additionally, we write mortgage reinsurance, which provides credit risk transfer on pools of mortgages, and offer general liability coverage through a general binding authority (GBA) group. Net premiums earned from these lines totaled $55.3 million, $31.4 million and $17.8 million, or 7 percent, 4 percent and 2 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $71.5 million, $63.1 million and $68.2 million, or 9 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity (P&I), marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $59.8 million, $50.9 million and $48.3 million, or 8 percent, 7 percent and 7 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Specialty Personal

We offer specialized homeowners’ insurance in select locations, including homeowners’ and dwelling fire insurance through retail agents in Hawaii and a limited amount of homeowners’ insurance in Massachusetts and North Carolina. We also offered recreational vehicle insurance, which we began phasing out towards the end of 2016. Net premiums earned from specialty personal coverages totaled $16.9 million, $20.8 million and $25.0 million, or 2 percent, 3 percent and 3 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Other Property

Our other property coverages consist of newer product offerings, such as general binding authority, and lines which we have recently exited, including property reinsurance. Net premiums earned from these lines totaled $1.1 million, $3.5 million and $10.7 million, or 1 percent or less of total net premiums earned for 2018, 2017 and 2016, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents and principals. Net premiums earned from miscellaneous surety coverages totaled $47.0 million, $47.2 million and $46.2 million, or 6 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $28.2 million, $28.6 million and $28.2 million, or 4 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $26.8 million, $27.6 million and $29.1 million, or 3 percent, 4 percent and 4 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

Energy

Our energy surety coverages provide commercial surety bonds for the energy, petrochemical and refining industries both on and off shore. These risks are primarily underwritten on an account basis and are primarily marketed through insurance producers with expertise in these industries. Net premiums earned from energy coverages totaled $16.7 million, $17.6 million and $18.0 million, or 2 percent of total net premiums earned for 2018, 2017 and 2016, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial excess, commercial transportation and medical professional liability coverages. This business is produced through independent wholesale and retail brokers.

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

DIGITAL AND DIRECT

We utilize digital efforts to produce and efficiently process and service business including home businesses, high performance drivers, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Chubb, CNA, Great American, Great West, Hartford, Lancer, Markel, Navigators, Protective, RSUI, Sompo, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum & Forster, Great American, Lexington, Sompo and Travelers. Primary competitors in the surety segment are AIG, Arch, Chubb, CNA, Great American, HCC, Navigators, Sompo, Travelers and XL. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse, and offering new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2018, the following ratings were assigned to our insurance companies:

A.M. Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior

Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins. and Mt. Hawley	A2, Good

*CBIC is only rated by A.M. Best

For A.M. Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. A.M. Best, in addition to assigning a financial strength rating, also assigns financial size categories. In October 2018, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of “XI” (adjusted policyholders’ surplus of between $750 million and $1 billion). As of December 31, 2018, the policyholders’ statutory surplus of RLI Insurance Group totaled $829.8 million, which continues to result in A.M. Best’s financial size category “XI”.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $146.8 million, $129.7 million and $134.6 million in 2018, 2017 and 2016, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk (which affects the cost and ability to secure reinsurance contracts) and credit risk (which relates to the ability to collect from the reinsurer on our claims). We purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 93 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and Standard & Poor’s rating services. For more information regarding our largest reinsurers, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

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

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. We may be required to pay additional premium to reinstate or have access to use the reinsurance limits for potential future recoveries during the same contract year. Some property and surety treaties include reinstatement provisions which require the Company, in certain circumstances, to pay reinstatement premiums after a loss has occurred in order to preserve coverage.

Excluding CAT reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in excess of the per risk limits shown.

	(in millions)
				Per Risk
		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$9.0	$1.9
Commercial excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella and eXS	Excess of Loss	1/1	1.0	9.0	1.9
Commercial transportation	Excess of Loss	1/1	0.5	4.5	1.1
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	1.9
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Medical professional liability	Excess of Loss	1/1	1.0	9.0	1.9
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	8.8

Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.2
Marine	Excess of Loss	6/1	2.0	28.0	2.0

Surety	Excess of Loss	4/1	2.0	73.0	9.7	***

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.

***A limited number of commercial and energy surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for the last three years and for 2019 are shown in the following table:

Catastrophe Coverages

(in millions)

	2019		2018		2017		2016
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	400	$25	300	$25	300	$25	300
Non-California Earthquake	25	425	25	325	25	325	25	325
Other Perils	25	275	25	225	25	225	25	225

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

Catastrophe - California Earthquake

(in millions)

	2019		2018		2017
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$29	$21	$29	$21
100	73	27	72	28	73	27
200	163	37	163	37	163	37
300	257	43	256	44	256	44
450	396	54	391	59	395	55

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2019		2018		2017
Projected	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$7	$18	$6	$19	$5	$20
50	24	26	24	26	20	30
100	63	37	64	36	59	41
200	144	56	143	57	146	54
300	226	74	224	76	231	69

In the above table, projected losses for 2019 were estimated based on our exposure as of December 31, 2018, utilizing the treaty structure in place as of January 1, 2019. All previous years were estimated similarly by utilizing the treaty structure in place at the start of the listed year and the exposure at the end of the previous year.

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

We continuously monitor and quantify our exposure to catastrophes including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks. CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we select appropriate assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change. We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2019, there is a 99.6 percent likelihood that the loss will be less than 16.2 percent of policyholders’ surplus as of December 31, 2018. The exposure levels are within our tolerances for this risk.

LOSSES AND SETTLEMENT EXPENSES

OVERVIEW

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid and losses that have been incurred but not yet reported to the Company (IBNR). Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

Net loss and loss adjustment reserves by product line at year-end 2018 and 2017 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2018			2017
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial excess	$8,172	$122,690	$130,862	$9,724	$99,745	$109,469
Personal umbrella	21,208	42,203	63,411	21,452	39,395	60,847
General liability	68,295	171,640	239,935	78,360	149,102	227,462
Commercial transportation	87,544	46,015	133,559	81,543	38,161	119,704
Professional services	35,127	85,002	120,129	28,543	81,558	110,101
Small commercial	19,351	37,885	57,236	12,075	34,344	46,419
Executive products	21,617	47,581	69,198	11,327	44,484	55,811
Medical professional liability	19,087	21,058	40,145	16,621	10,526	27,147
Other casualty	10,763	49,208	59,971	6,595	31,302	37,897
Property segment net loss and ALAE reserves
Commercial property	26,012	13,021	39,033	21,375	10,615	31,990
Marine	11,426	20,189	31,615	11,512	18,095	29,607
Specialty personal	2,465	3,490	5,955	1,989	3,525	5,514
Other property	2,060	3,751	5,811	3,348	6,682	10,030
Surety segment net loss and ALAE reserves
Miscellaneous	2,932	3,769	6,701	2,550	5,035	7,585
Contract	4,311	7,639	11,950	(1,939)	7,638	5,699
Commercial	137	5,482	5,619	1,686	6,276	7,962
Energy	2,195	3,244	5,439	2,843	2,254	5,097
Latent liability net loss and ALAE reserves	5,061	13,828	18,889	6,532	15,795	22,327
Total net loss and ALAE reserves	$347,763	$697,695	$1,045,458	$316,136	$604,532	$920,668
ULAE reserves	—	50,891	50,891	—	48,844	48,844
Total net loss and LAE reserves	$347,763	$748,586	$1,096,349	$316,136	$653,376	$969,512

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property CAT business (included below in “other property”) has significant variance in year over year results; however, its reserving estimation risk is relatively moderate.

Significant Risk Factors

		Emergence		Expected loss	Reserve
	Length of	patterns relied		ratio	estimation
Product line	Reserve Tail	upon	Other risk factors	variability	variability
Commercial excess	Long	Internal	Low frequency	High	High
High severity
Loss trend volatility
Exposure growth
Unforeseen tort potential
Exposure changes/mix

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium
High severity
Loss trend volatility
Exposure growth
Unforeseen tort potential

General liability	Long	Internal	Exposure changes/mix	Medium	High
Unforeseen tort potential

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure growth/mix
Loss trend volatility
Unforeseen tort potential

Professional services	Medium	Internal & external	Highly varied exposures	Medium	Medium
Loss trend volatility
Unforeseen tort potential

Small commercial	Long	Internal	Exposure growth/mix	Medium	Medium
Unforeseen tort potential
Small volume

Executive products	Long	Internal & significant external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Exposure growth/mix
Small volume

Medical professional liability	Long	External	High severity	High	High
Exposure changes/mix
Unforeseen tort potential
Small volume
Loss trend volatility

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure growth/mix	High	High

Other property	Short	Internal	CAT aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos &	Long	Internal & external	Loss trend volatility	High	High
environmental			Mass tort/latent exposure

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

The methodologies we have chosen to incorporate are a function of data availability and are reflective of our own book of business. From time to time, we evaluate the need to add supplementary methodologies. New methods are incorporated if it is believed they improve the estimate of our ultimate loss and LAE liability. All of the actuarial methods eventually converge to the same estimate as an accident year matures. Our core methodologies are listed below with a short description and their relative strengths and weaknesses:

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of its previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. We have constructed a chart that illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, while our general liability emergence has ranged from 8 percent to 18 percent favorable over the last three years, our emergence for all products combined, excluding general liability, has ranged from 5 percent to 18 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2018, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $239.9 million,  in addition to associated ULAE and latent liability reserves, at December 31, 2018.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter

+/-5 point change in expected loss ratio for all accident years	$(9.0)	$9.0

+/-10% change in expected emergence patterns	$(6.5)	$6.2

+/-30% change in actual loss emergence over a calendar year	$(13.3)	$13.3

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%), and actual loss emergence (30%).	$(28.1)	$29.1

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

OPERATING RATIOS

PREMIUMS TO SURPLUS RATIO

The following table shows, for the periods indicated, our insurance subsidiaries’ statutory ratios of net premiums written to policyholders’ surplus. While there is no statutory requirement applicable to the Company that establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that this ratio should generally be no greater than 3 to 1. While the NAIC provides this general guideline, rating agencies often require a more conservative ratio to maintain strong or superior ratings.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Statutory net premiums written	$823,175	$749,854	$740,952	$722,189	$703,152
Policyholders’ surplus	829,775	864,554	859,976	865,268	849,297
Ratio	1.0 to 1	0.9 to 1	0.9 to 1	0.8 to 1	0.8 to 1

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

	Year Ended December 31,
GAAP	2018	2017	2016	2015	2014
Loss ratio	54.1	54.4	48.0	42.7	43.2
Expense ratio	40.6	42.0	41.5	41.8	41.3
Combined ratio	94.7	96.4	89.5	84.5	84.5

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

	Year Ended December 31,
Statutory	2018		2017		2016		2015		2014
Loss ratio	54.1		54.4		48.0		42.7		43.2
Expense ratio	39.9		41.8		41.0		41.2		40.9
Combined ratio	94.0		96.2		89.0		83.9		84.1

P&C industry combined ratio	99.4	*	103.9	**	100.7	**	97.9	**	97.2	**

*Source:  Conning (2018). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2018. Estimated for the year ended December 31, 2018.

**Source:  A.M. Best (2018). Aggregate & Averages – Property/Casualty, United States & Canada. 2014 – 2017.

INVESTMENTS

Our investment portfolio serves as the primary resource for loss payments and secondly as a source of income to support operations. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on growing book value through total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. Our portfolio contains no derivatives or off-balance sheet structured investments. In addition, we have a diversified investment portfolio that distributes credit risk across many issuers and a policy that limits aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our growth in book value.

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio increased to 80 percent of the total portfolio, while the equity allocation declined to 16 percent of the overall portfolio. Other invested assets represented 2 percent of the total portfolio and include investments in low income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 2 percent was made up of cash and cash equivalents. As of December 31, 2018, 84 percent of the fixed income portfolio was rated A or better and 64 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2018, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2019	$41,303	$41,319	$41,333	$41,333
2020	62,908	62,723	62,382	62,382
2021	133,843	134,661	134,556	134,556
2022	92,805	93,779	93,421	93,421
2023	119,041	119,991	120,321	120,321
2024	101,398	103,602	102,314	102,314
2025	188,572	190,550	189,259	189,259
2026	127,478	126,953	125,060	125,060
2027	120,870	121,652	119,678	119,678
2028	69,847	72,303	71,804	71,804
2029	41,445	45,912	47,244	47,244
2030	36,264	40,214	40,595	40,595
2031	14,510	16,148	16,299	16,299
2032	5,520	6,405	6,496	6,496
2033	5,266	6,349	6,314	6,314
2034 and later	51,490	53,688	51,464	51,464
Total excluding
Mtge/ABS/CMBS*	$1,212,560	$1,236,249	$1,228,540	$1,228,540

Mtge/ABS/CMBS*	$533,232	$540,216	$531,975	$531,975

Grand Total	$1,745,792	$1,776,465	$1,760,515	$1,760,515

*Mortgage-backed, asset-backed & commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $83.0 million at year-end 2018. This total represented 4 percent of cash and investments, compared to 2 percent at year-end 2017. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

REGULATION

STATE REGULATION

As an insurance holding company, we, as well as our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurer’s state of domicile requires periodic reporting to such state’s insurance regulatory authority of the financial, operational and management information regarding the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholders’ surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to and, in some cases, consent from regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors.

Two primary focuses of state regulation of insurance companies are financial solvency and market conduct practices. Regulations designed to ensure financial solvency of insurers are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and adequate.

Because our insurance company subsidiaries operate in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, we must comply with the individual insurance laws, regulations, rules and case law of each state and territory, including those regulating the filing of insurance rates and forms. Each of our three insurance company subsidiaries is domiciled in Illinois, with the Illinois Department of Insurance (IDOI) as its principal insurance regulator.

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the insurer’s domiciliary regulator prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval (or non-disapproval). An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the 12-month period ending as of December 31 of the preceding year or 10 percent of the insurer’s statutory policyholders’ surplus as of the preceding year-end. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, changes to the state insurance regulatory requirements are frequent, including changes caused by state legislation, regulations by the state insurance departments and court rulings. State insurance regulators are members of the NAIC. The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for approval by state legislatures and insurance regulators. Such proposed laws and regulations cover areas including risk assessments, corporate governance and financial and accounting rules. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

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

The Own Risk and Solvency Assessment (ORSA) model act was developed by the NAIC and proposed for adoption by each state insurance regulatory department. Illinois has adopted the Risk Management and ORSA Law, applicable to Illinois-

domiciled insurance companies meeting certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. An ORSA summary report, filed by the Company with the IDOI each year, is an internal identification, description and assessment of the risks associated with our business plan, and the sufficiency of capital resources to support those risks.

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2018, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law.  RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $170.9 million compared to actual statutory capital and surplus of $829.8 million as of December 31, 2018, resulting in a statutory capital to authorized control level RBC ratio of 489 percent. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. The most recent examination report of our insurance company subsidiaries completed by the IDOI was issued on November 27, 2018 for the five-year period ending December 31, 2017. The examination report is available to the public.

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

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by qualified policyholders of insurance companies that become insolvent. Depending upon state law, licensed insurers can be assessed a small percentage of the annual premiums written for the relevant lines of insurance in that state to contribute to paying the claims of insolvent insurers. These assessments may increase or decrease in the future, depending upon the rate of insurance company insolvencies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds. We cannot predict the amount and timing of future assessments. Therefore, the liabilities we have currently established for these potential assessments may not be adequate and an assessment may materially impact our financial condition.

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

In light of the number and severity of recent U.S. company data breaches, some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. In 2017, the New York State Department of Financial Services (NYDFS) enacted a cybersecurity regulation. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We are implementing the requirements of the regulation and are in compliance with those phases already enacted. We anticipate that the NYDFS will examine the cybersecurity programs of financial institutions in the future and that may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law. The law is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation discussed above. As with all NAIC model laws, this model law must be adopted by a state before becoming law in the state. Currently, only South Carolina and Ohio have adopted this model law in some form. Illinois has not adopted a version of the Insurance Data Security Model Law. The NAIC has also adopted a guidance document that sets forth 12 principles for effective insurance regulation of cybersecurity risks. The document is based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

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

The Sarbanes-Oxley Act established several significant corporate governance-related laws and SEC regulations applicable to public companies. The Dodd-Frank Act created significant changes in regulatory structures of banking and other financial institutions, created new governmental agencies (while merging and removing others), increased oversight of financial institutions and enhanced regulation of capital markets. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies such as ours. Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment. Changes in general political, economic or market conditions, including the latest U.S. presidential and congressional elections, could affect the scope, timing and final implementation of the Dodd-Frank Act. We cannot predict if or when future legislation or administrative guidance will be enacted or issued or what impact any changing regulation may have on our operations.

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of the Treasury, has limited authority and no direct regulatory authority over the business of insurance. The FIO’s principal mandates include monitoring the insurance industry, collecting insurance industry information and data and representing the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company.

Furthermore, the Dodd-Frank Act authorized the U.S. Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the European Union (EU) signed a covered agreement to address, among other things, reinsurance collateral requirements (Covered Agreement). The Covered Agreement became provisionally effective on November 7, 2017, following completion of the EU’s procedural requirements, but must be approved by the European Parliament before treated as “fully” effective. We cannot predict with any certainty whether the Covered Agreement will be implemented or what the impact of such implementation will be on our business.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which is expected to streamline insurance agent/broker licensing. There has been little progress in implementing the provisions of NARAB to date.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI Corp. or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2018, neither RLI Corp. nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

EMPLOYEES

As of December 31, 2018, we employed a total of 912 associates. Of the 912 total associates, 25 were part-time and 887 were full-time.

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

Factors such as business revenue, construction spending, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on our customer revenues, values transported, miles traveled and number of new projects initiated. In an economic downturn characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue.

Catastrophic losses, including those caused by natural disasters, such as earthquakes and hurricanes, or man-made events such as terrorist attacks, are inherently unpredictable and could cause the Company to suffer material financial losses.

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. We also face risk from lava flows in Hawaii impacting our homeowners business and from wildfires, particularly on the West Coast. Since the Northridge, California earthquake in 1994, most of our catastrophe-related claims have resulted from hurricanes and other seasonal storms such as tornadoes and hail storms.

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and may include terrorist events. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty segments, and it is possible that a catastrophic event or multiple catastrophic events could cause the Company to suffer material financial losses. In addition, CAT claim costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, the effects of inflation and the growth of our workers’ compensation business could also increase the severity of claims from CAT events in the future.

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

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. Loss reserves are estimates of the ultimate cost of claims and do not represent an exact calculation of liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

•	Loss emergence and cedant reporting patterns,
•	Underlying policy terms and conditions,
•	Business and exposure mix,
•	Trends in claim frequency and severity,
•	Changes in operations,
•	Emerging economic and social trends,
•	Inflation and
•	Changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see the loss and settlement expenses section of our critical accounting policies contained within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

As is typical in our industry, we continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations that could result in the Company incurring losses in excess of policy limits. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to the Company, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.

We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, it does not relieve the Company (the reinsured) of its liability to its policyholders. Accordingly, we bear credit risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by the Company on a timely basis, or they may not pay some or all of these claims for a variety of reasons. Either of these events would increase our costs and could have a materially adverse effect on our business.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which will reduce our revenues.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, obtain other reinsurance facilities in adequate amounts and at favorable rates or diversify our exposure among an adequate number of high quality reinsurance partners. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase—which could increase the volatility of our results—or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

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

We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have greater experience and market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

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

Financial strength ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by A.M. Best, Standard & Poor’s and Moody’s. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change; as such, we cannot assure the continued maintenance of our current ratings. All of our ratings were reviewed during 2018. A.M. Best reaffirmed its “A+, Superior” rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our “A+, Strong” rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of “A2, Good” for RLI Ins. and Mt. Hawley. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with higher claims-paying and financial strength ratings.

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

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

•	Approval of policy forms and premium rates,
•	Standards of solvency, including risk-based capital measurements,
•	Licensing of insurers and their producers,
•	Restrictions on agreements with our large revenue-producing agents,
•	Cancellation and non-renewal of policies,
•	Restrictions on the nature, quality and concentration of investments,

•	Restrictions on the ability of our insurance company subsidiaries to pay dividends to the Company,
•	Restrictions on transactions between insurance company subsidiaries and their affiliates,
•	Restrictions on the size of risks insurable under a single policy,
•	Requiring deposits for the benefit of policyholders,
•	Requiring certain methods of accounting,
•	Periodic examinations of our operations and finances,
•	Prescribing the form and content of records of financial condition required to be filed and
•	Requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could fine the Company, preclude or temporarily suspend the Company from carrying on some or all of its activities or otherwise penalize the Company. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business as currently conducted.

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulator (Illinois), as a public company we are also subject to the rules and regulations of the U.S. Securities and Exchange Commission and the New York Stock Exchange (NYSE), each of which regulate many areas such as financial and business disclosures, corporate governance and shareholder matters. We are also subject to the corporation laws of Delaware, where we are incorporated. At the federal level, among other laws, we are subject to the Sarbanes-Oxley Act and the Dodd-Frank Act, each of which regulate corporate governance, executive compensation and other areas, as well as laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws. We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause the Company to be less competitive in the industry.

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

Anti-takeover provisions affecting the Company could prevent or delay a change of control that is beneficial to you.

Provisions of our certificate of incorporation and by-laws, as well as applicable Delaware law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

•	Have the effect of delaying, deferring or preventing a change in control of the Company,
•	Discourage bids for our securities at a premium over the market price,
•	Adversely affect the market price, the voting and other rights of the holders of our securities or
•	Impede the ability of the holders of our securities to change our management.

In particular, we are subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts our ability to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of our common stock, which similarly could prohibit or delay the accomplishment of a change of control transaction.

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

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected and continue to take steps to ensure they are protected against such risks, we cannot guarantee such problems will not occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could impair our profitability.

Technology breaches or failures, including but not limited to cyber security incidents, could disrupt our operations and result in the loss of critical and confidential information, which could adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we, our business partners and service providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant. It is possible that insurance coverage we have in place would not entirely protect the Company in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

We rely on third party vendors for a number of key components of our business.

We contract with a number of third party vendors to support our business. For example, we have license agreements for services that include natural catastrophe modeling, policy management, claims processing, producer management and accounting and financial management. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and fewer financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing the Company to incur significant expense. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the financial stability of our critical vendors.

If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards. We are committed to developing and maintaining information technology systems that will allow our insurance subsidiaries to compete effectively. There can be no assurance that the development of current technology will not result in our being competitively disadvantaged, especially with those companies that have greater resources. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and our cost structure could be adversely affected.

We may not be able to effectively start up or integrate new product opportunities.

Our ability to grow our business depends, in part, on our creation, implementation or acquisition of new insurance products that are profitable and fit within our business model. Our ability to grow profitably requires that we identify market opportunities, which may include acquisitions, and that we attract and retain underwriting and claims expertise to support that growth. New product launches as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot effectively or accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably could be impaired.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The Illinois legislature has adopted the Risk Management and ORSA Law, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Law also provides that, no less than annually, an insurer must submit an ORSA summary report. Under the Illinois insurance holding company laws, on an annual basis, we are also required to file with the IDOI an enterprise risk report, which is intended to identify the material risks within our insurance holding company system that could pose enterprise risk to our insurance company subsidiaries. We operate within an ERM framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in the Company accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

We may not be able to, or might not choose to, continue paying dividends on our common stock.

We have a history of paying regular, quarterly dividends and in recent years have paid special dividends. Any determination to pay either type of dividend to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. In addition, we may choose to retain capital to support growth or further mitigate risk, as opposed to returning excess capital to our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

We own five commercial buildings totaling 173,000 square feet on our 23-acre campus that serves as our corporate headquarters in Peoria, Illinois. All of our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Holders; Dividends

	Closing Stock Price			Dividends
2018	High	Low	Ending	Declared
1st Quarter	$64.47	$58.71	$63.39	$0.21
2nd Quarter	69.71	61.74	66.19	0.22
3rd Quarter	79.86	66.53	78.58	0.22
4th Quarter	76.82	64.57	68.99	1.22

	Closing Stock Price			Dividends
2017	High	Low	Ending	Declared
1st Quarter	$61.61	$57.15	$60.02	$0.20
2nd Quarter	58.67	53.01	54.62	0.21
3rd Quarter	58.68	51.02	57.36	0.21
4th Quarter	60.93	56.99	60.66	1.96

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI Corp. has paid dividends for 170 consecutive quarters and increased quarterly dividends in each of the last 43 years. In December 2018 and 2017, RLI Corp. paid special cash dividends of $1.00 and $1.75 per share, respectively, to shareholders. As of February 7, 2019, there were 765 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2013	2014	2015	2016	2017	2018

RLI	~~--------------~~	$100	110	144	154	154	180
S&P 500	••••••••••••••••	$100	114	115	129	157	150
S&P 500 P&C Index	— — —	$100	116	127	147	180	171

Assumes $100 invested on December 31, 2013, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 12.4%, S&P 500: 8.5%, and S&P 500 P&C Index: 11.3%.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Equity Repurchases

In 2010, our Board of Directors implemented a $100 million share repurchase program. We last repurchased shares in 2011. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6.    Selected Financial Data

The following is selected financial data of RLI Corp. and Subsidiaries for the five years ended December 31, 2018:

(amounts in thousands, except per share data and ratios)	2018	2017	2016	2015	2014
OPERATING RESULTS
Gross premiums written	$983,216	885,312	874,864	853,586	863,848
Consolidated revenue (1)	$818,123	797,224	816,328	794,634	775,165
Net earnings (1)	$64,179	105,028	114,920	137,544	135,445
Comprehensive earnings	$30,182	140,337	113,756	89,935	170,801
Net cash provided from operating activities	$217,102	197,525	174,463	152,586	123,085

FINANCIAL CONDITION
Total investments and cash	$2,194,230	2,140,790	2,021,827	1,951,543	1,964,285
Total assets	$3,105,065	2,947,244	2,777,633	2,735,465	2,774,284
Unpaid losses and settlement expenses	$1,461,348	1,271,503	1,139,337	1,103,785	1,121,040
Total debt	$149,115	148,928	148,741	148,554	148,367
Total shareholders’ equity	$806,842	853,598	823,572	823,469	845,062
Statutory surplus (2)	$829,775	864,554	859,976	865,268	849,297

SHARE INFORMATION
Net earnings per share (1):
Basic	$1.45	2.39	2.63	3.18	3.15
Diluted	$1.43	2.36	2.59	3.12	3.09
Comprehensive earnings per share:
Basic	$0.68	3.19	2.60	2.08	3.97
Diluted	$0.67	3.15	2.56	2.04	3.90
Cash dividends declared per share:
Regular	$0.87	0.83	0.79	0.75	0.71
Special	$1.00	1.75	2.00	2.00	3.00
Book value per share	$18.13	19.33	18.74	18.91	19.61
Closing stock price	$68.99	60.66	63.13	61.75	49.40
Weighted average shares outstanding:
Basic	44,358	44,033	43,772	43,299	43,020
Diluted	44,835	44,500	44,432	44,131	43,819
Common shares outstanding	44,504	44,148	43,945	43,544	43,103

OTHER NON-GAAP FINANCIAL INFORMATION
Net premiums written to statutory surplus (2)	99%	87%	86%	83%	83%
GAAP combined ratio (3)	94.7	96.4	89.5	84.5	84.5
Statutory combined ratio (2)(3)	94.0	96.2	89.0	83.9	84.1

(1)	Unrealized gains and losses on equity securities were included in consolidated revenue and net earnings in 2018 and flowed through comprehensive earnings in prior years.
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

(3)	See page 35 for information regarding non-GAAP financial measures.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market, such as our energy surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows the Company to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to the Company by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

We focus on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2018, we achieved our 23rd consecutive year of profitability, averaging an 88.1 combined ratio over that period. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company, have also enhanced financial results. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Our property reinsurance and recreational vehicle (RV) products are in runoff after we began curtailing offerings at the end of 2015 and 2016, respectively. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small to large-sized commercial and contract surety coverages, as well as those for the energy, petrochemical and refining industries. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our principals. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities in 2018, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

Combined Ratio

The combined ratio, which is derived from components of underwriting income, is a common industry performance measure of profitability for underwriting operations and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP consolidated financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 90 implies that for every $100 of premium we earn, we record $10 of underwriting income.

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

LOSSES AND SETTLEMENT EXPENSES

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid and those losses that have occurred but have not yet been reported to the Company. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

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

We record two categories of loss and LAE reserves: case-specific reserves and IBNR reserves.

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

We establish IBNR reserves to estimate the amount we will have to pay for claims that have occurred, but have not yet been reported to the Company, claims that have been reported to the Company that may ultimately be paid out differently than reflected in our case-specific reserves and claims that have been closed but may reopen and require future payment.

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

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, general counsel and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2018, make a reasonable provision to meet our future obligations.

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

For most property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on expected loss ratios and loss development assumptions. The loss development assumptions are typically based on historical reporting patterns but could consider alternative sources of information. The IBNR percentages are reviewed and updated periodically. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time.

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. In some analyses, including business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For our newer products such as medical professional liability and workers’ compensation, as well as for executive products, we utilize external data extensively.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Aggressive plaintiff attorneys have often sought coverage beyond the insurer’s original intent including court interpretations of exclusionary language.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2018.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings in 2018. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings. We classify our investments in fixed income securities into one of three categories: trading, held-to-maturity or available-for-sale. We do not hold any securities classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

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

We regularly evaluate our fixed income securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the key factors we consider for determining if a security is other-than-temporarily impaired:

•	The length of time and the extent to which the fair value has been less than amortized cost,
•	The probability of significant adverse changes to the cash flows,
•

The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, or the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims or

•	The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the amortized cost of the security, degree and duration of the security’s fair value being below cost and whether the issuer is in compliance with the terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as the absence of intent to sell or requirement to sell securities prior to recovery. In addition, we consider price declines in our OTTI analysis when they provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration as opposed to rising interest rates.

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

RECOVERABILITY OF REINSURANCE BALANCES

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission (SEC) filings for reinsurers that are publicly traded, A.M. Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

DEFERRED POLICY ACQUISITION COSTS

We defer incremental direct costs that relate to the successful acquisition of new or renewal insurance contracts, including commissions and premium taxes. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract, or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

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

RESULTS OF OPERATIONS

Consolidated revenue, as displayed in the table that follows, totaled $818.1 million in 2018, compared to $797.2 million in 2017 and $816.3 million in 2016.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2018	2017	2016
Net premiums earned	$791,366	$737,937	$728,608
Net investment income	62,085	54,876	53,075
Net realized gains	63,407	4,411	34,645
Net unrealized losses on equity securities	(98,735)	—	—
Total consolidated revenue	$818,123	$797,224	$816,328

Increased levels of earned premium, investment income and realized gains all led to increased consolidated revenue in 2018. Net premiums earned were up 7 percent, driven by growth from our casualty and property segments. Premium production was impacted by exits from our recreational vehicle and treaty reinsurance lines in 2017 and 2016, but net premiums earned still increased on an overall basis in each of those periods, with growth of 1 percent and 4 percent, respectively. Investment income increased by 13 percent in 2018, compared to a 3 percent increase during the prior year. The increase was primarily due to a larger asset base as well as higher average interest rates throughout the year. We recorded net realized gains on our investment portfolio in each of the past three years. The majority of gains realized over this period related to sales activities versus calls or maturities. Sales activity was largely due to normal portfolio rebalancing, as well as raising cash to support special dividends paid. Net realized gains for each of the past three years included $4.4 million, $3.4 million and $7.2 million, respectively, of non-cash realized losses on goodwill and definite-lived intangible asset impairments. In 2018, we recorded $98.7 million of net unrealized losses on equity securities. Upon adoption of ASU 2016-01, these losses were recognized in consolidated revenue. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings.

NET EARNINGS	Year ended December 31,
(in thousands)	2018	2017	2016
Underwriting income	$41,632	$26,844	$76,125
Net investment income	62,085	54,876	53,075
Net realized gains	63,407	4,411	34,645
Net unrealized losses on equity securities	(98,735)	—	—
Interest expense on debt	(7,437)	(7,426)	(7,426)
General corporate expenses	(9,427)	(11,340)	(10,170)
Equity in earnings of unconsolidated investees	16,056	17,224	10,833
Earnings before income taxes	$67,581	$84,589	$157,082
Income tax benefit (expense)	(3,402)	20,439	(42,162)
Net earnings	$64,179	$105,028	$114,920

Net earnings for 2018 totaled $64.2 million, down from $105.0 million in the prior year. The components of net earnings differed significantly from prior years for two reasons. First, the inclusion of unrealized losses from equity securities in net earnings in 2018 significantly reduced pretax earnings and lowered income tax expense. Second, our effective tax rate and income tax expense were impacted by the application of a 21 percent federal corporate tax rate in 2018, compared to the historical 35 percent rate applied in prior years, as a result of tax reform legislation enacted in 2017. While current tax expense benefited from this reduction in 2018, earnings were lower because our deferred tax items were revalued to reflect the lower enacted rate in 2017. The revaluation reduced our net deferred tax liability and income tax expense by $32.8 million in 2017, which increased earnings, and decreased the effective tax rate by 38.8 percent. Additional information on income tax expense and the impact of tax reform can be found in note 7 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Underwriting Results

Gross premiums written increased by 11 percent in 2018 to record levels despite intense competition across all of our segments, which was unfavorably influenced by excess levels of capital that remain in the industry. New product initiatives within our casualty segment, underlying economic growth and increased marketing efforts in our more established products all contributed to growth during the year. While rates were up modestly for most products, they were up more meaningfully for wind-exposed catastrophe and auto-related coverages.

The 2018 fiscal year was the second consecutive year of active catastrophes for our Company and the industry as a whole. While these types of losses are not unexpected, Hurricane Michael resulted in the largest hurricane loss in our history and was the first time we ceded loss to the first layer of our catastrophe reinsurance treaty since 2005. Catastrophe losses totaled $40.5 million in 2018, adding 5.1 points to the combined ratio, with Hurricane Michael responsible for $23.0 million, Hurricane Florence responsible for $7.5 million and other storms and volcanic activity in Hawaii composing the balance. In 2017, catastrophe losses totaled $39.8 million, adding 5.4 points to the combined ratio, with Hurricanes Harvey, Irma and Maria responsible for $36.0 million of the total. Catastrophe losses in 2016 were $16.3 million, split evenly between amounts related to spring storms and Hurricane Matthew. Apart from the impact of catastrophes, results for each of these years reflected a combination of positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. Favorable development in prior accident years’ reserves was higher than the past two years, with results for 2018 including $50.0 million in favorable development, compared to $38.9 million in 2017 and $42.0 million in 2016. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Incentive and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including net earnings excluding after-tax net realized and unrealized gains or losses, combined ratio and return on capital. Return on capital measures components of comprehensive earnings against a minimum required return on capital. Return on capital is the primary measure of executive bonus achievement and a significant component of manager and associate incentive targets. Incentive and profit sharing-related expenses attributable to the favorable reserve developments totaled $7.8 million, $5.9 million and $6.6 million for 2018, 2017 and 2016, respectively. An additional $7.7 million in incentive and profit-sharing-related expenses was recorded in 2017 in connection with the tax reform benefits recognized during the year, $7.0 million of which was recorded in underwriting expenses. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2018, 2017 and 2016 increases were $6.1 million, $4.9 million and $2.6 million, respectively, in reductions to incentive and profit-sharing amounts earned due to losses associated with natural catastrophe activity.

In total, underwriting income was $41.6 million on a 94.7 combined ratio in 2018, compared to $26.8 million on a 96.4 combined ratio in 2017 and $76.1 million on an 89.5 combined ratio in 2016. We achieved our 23rd consecutive year of underwriting profit in 2018, with all three segments contributing to the positive performance. Our ability to continue to produce underwriting income, and to do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate the Company from the broader insurance market by ensuring sound risk selection and appropriate pricing, which helps slow the pace of deterioration in our underwriting results.

The following tables and narrative provide a more detailed look at individual segment performance over the last three years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written					Net Premiums Earned
(in thousands)	2018	% Change	2017	% Change	2016	2018	2017	2016
CASUALTY
Commercial excess and personal umbrella	$153,540	12%	$137,265	2%	$134,000	$124,350	$115,543	$111,079
General liability	100,997	6%	95,217	4%	91,557	93,928	90,283	86,853
Commercial transportation	101,267	10%	92,449	(13)%	105,697	81,053	78,061	81,402
Professional services	87,243	4%	84,019	0%	83,672	79,951	78,508	75,872
Small commercial	53,432	0%	53,302	4%	51,391	51,519	49,601	45,660
Executive products	68,501	23%	55,598	8%	51,291	21,326	18,086	18,755
Medical professional liability	17,426	(20)%	21,847	4%	21,060	16,042	17,072	17,449
Other casualty	71,788	57%	45,752	111%	21,680	55,303	31,449	17,773
Total	$654,194	12%	$585,449	4%	$560,348	$523,472	$478,603	$454,843

PROPERTY
Commercial property	$110,974	15%	$96,770	0%	$96,701	$71,501	$63,117	$68,165
Marine	71,784	20%	59,663	13%	52,638	59,795	50,931	48,301
Specialty personal	18,789	6%	17,804	(31)%	25,867	16,901	20,793	24,981
Other property	1,370	5%	1,301	(88)%	10,931	1,064	3,505	10,720
Total	$202,917	16%	$175,538	(6)%	$186,137	$149,261	$138,346	$152,167

SURETY
Miscellaneous	$47,461	2%	$46,461	(4)%	$48,184	$46,968	$47,237	$46,235
Contract	30,139	2%	29,441	(4)%	30,540	28,196	28,573	28,240
Commercial	29,857	(0)%	29,954	(0)%	30,098	26,751	27,625	29,105
Energy	18,648	1%	18,469	(6)%	19,557	16,718	17,553	18,018
Total	$126,105	1%	$124,325	(3)%	$128,379	$118,633	$120,988	$121,598
Grand total	$983,216	11%	$885,312	1%	$874,864	$791,366	$737,937	$728,608

Casualty

Gross premiums written from the casualty segment totaled $654.2 million, up 12 percent in 2018, following increases of 4 percent in 2017 and 8 percent in 2016. Almost all products within the segment posted top line growth. Within other casualty, premiums assumed from Prime increased by 39 percent after more than doubling in 2017, while general binding authority (GBA) more than doubled in 2018, to $12.8 million, after launching in 2017. Diversification and exposure growth led to a 23 percent increase in gross premiums written within our executive products group, as newer coverages, such as cyber liability, supplemented growth from mature product lines. Small price increases for executive product offerings broke the trend of low single digit rate declines that were experienced in recent years. Commercial excess and personal umbrella also grew 12 percent in 2018. Increased marketing efforts, modest rate increases and investments in technology and customer experience initiatives yielded this improved level of production. Continued expansion into the energy casualty space, which we entered in 2016, also benefited the top line for commercial excess.

Premium written by commercial transportation increased by 10 percent. The increase was rate driven, as 2018 marked the second consecutive year of low double digit increases. This follows a 13 percent decline in 2017, which occurred as a result of re-underwriting actions taken in response to higher commercial auto loss trends. This business posted growth of 16 percent in 2016.

General liability growth was 6 percent, 4 percent and 5 percent in 2018, 2017 and 2016, respectively. Rates for general liability were relatively flat. Growth was achieved from mature coverages as well as the recently-entered energy casualty line. Production from small commercial was relatively flat in 2018 as a result of level pricing and the exit from select underperforming lines. Small commercial posted premium growth of 4 percent in 2017 and 7 percent in 2016. Premiums were up 4 percent for our professional services group during 2018 despite rates being relatively flat. The 20 percent decrease in medical professional liability premiums is the result of rate decreases, market competition and changes in our underwriting approach.

Property

Gross premiums written in the property segment increased 16 percent in 2018, after decreasing 6 percent in 2017 and 11 percent in 2016. The declines for 2017 and 2016 reflect exits from our RV, treaty reinsurance and facultative reinsurance lines. These products were discontinued due to factors such as poor underwriting performance, lack of scale or unfavorable market conditions. Production for 2016 was also impacted by our exit from crop reinsurance, which occurred due to the acquisition of the cedant company.

Our commercial property business grew 15 percent in 2018, due to a combination of exposure growth and rate increases on wind-prone business. Rates on other catastrophe coverages, such as earthquake, continued to decline, albeit at lower levels than in recent years. Our commercial property business was relatively flat in 2017, as modest exposure growth served to offset rate declines from the catastrophe exposed coverages, and followed a decline of 9 percent in 2016. Premiums from marine increased by 20 percent in 2018, as we secured new business, improved retentions and increased rates on our inland marine coverages. Marine was up 13 percent in 2017, due to a combination of exposure growth and modestly higher prices for inland marine, after declining 2 percent in 2016.

Specialty personal lines is primarily composed of homeowners’ insurance in select locations, including Hawaii, Massachusetts and North Carolina. Premiums from our Hawaii homeowners business increased 10 percent in 2018, after posting a 7 percent increase during 2017 and 8 percent in 2016. Rates have been flat for this coverage, but increased marketing efforts and recognition of our exceptional claim service following the Hawaii volcano losses have helped bring in new business. Specialty personal offerings also included our RV product, which we exited at the end of 2016 due to poor underwriting performance. RV wrote $10.4 million of specialty personal premium in 2016, but decreased to less than $1.0 million in 2017 and had almost no premium in 2018.

Other property increased in 2018 as a result of property exposed GBA business. Other property also includes reinsurance premiums, which declined after we exited our treaty reinsurance business in 2016 and discontinued our facultative reinsurance line in 2015.

Surety

Gross premiums written from our surety segment increased 1 percent in 2018, following a 3 percent decline in 2017 and 2 percent growth in 2016. Miscellaneous surety was up 2 percent in 2018, as a realignment of our sales team allowed the Company to grow in a very competitive market. This product experienced a 4 percent decline in 2017, largely due to targeted reductions to select programs. Contract surety was also up 2 percent in 2018. Despite competition putting pressure on rates and terms, expansion of the commercial construction market and initiatives aimed at improving the customer experience provided an opportunity for growth with conditions and prices that met our high underwriting standards. Contract surety was down 4 percent in 2017, as certain accounts which no longer met our underwriting appetite were non-renewed, and was up 5 percent in 2016 when growth was experienced from bonds targeted to smaller contractors. Commercial surety was down slightly in 2018 and 2017, as market conditions made it difficult to compete on new account submissions. Efforts to selectively trim the portfolio in favor of retaining higher quality, lower risk accounts led to a decline in commercial surety premium in 2016. Energy surety was up 1 percent in 2018 and is combating the lower energy prices and soft market conditions that resulted in the 6 percent decline in 2017. Gross premiums written from energy surety for 2016 were up slightly.

UNDERWRITING INCOME (LOSS)
(in thousands)	2018	2017	2016
Casualty	$11,140	$3,904	$36,329
Property	884	(11,859)	12,832
Surety	29,608	34,799	26,964
Total	$41,632	$26,844	$76,125

COMBINED RATIO	2018	2017	2016
Casualty	97.9	99.2	92.0
Property	99.4	108.6	91.6
Surety	75.0	71.2	77.8
Total	94.7	96.4	89.5

Casualty

Underwriting income for the casualty segment was $11.1 million on a 97.9 combined ratio in 2018. The current accident year combined ratio in 2018 was higher than prior years due to a shift in mix of business and new products on which we take a cautious approach to loss ratio selection. The current year loss ratio for 2018 and 2017 was also impacted by higher loss ratio selections on transportation and other auto-related exposures and higher catastrophe losses, as hurricane losses were sustained on certain casualty-oriented products that include ancillary property exposures.

Favorable development on prior accident years’ loss reserves benefited underwriting earnings in each of the past three years. The total benefit from favorable development on prior years’ reserves was $33.3 million for 2018, with the largest amounts of the development coming from accident years 2015 through 2017. Products which generated the majority of the favorable development include commercial excess, personal umbrella, professional services, general liability and small commercial. Increased favorable development on commercial excess, personal umbrella, general liability and professional services was responsible for a significant amount of the difference between the release in 2018 and 2017. Additionally, our transportation business experienced $0.5 million of favorable development in 2018 compared to $7.4 million of adverse development in 2017 and $15.4 million of adverse development in 2016. In response to adverse commercial auto loss trends, we began re-underwriting our transportation book in the fourth quarter 2016, with a focus on obtaining appropriate rate increases and improving risk selection. Our transportation re-underwriting efforts were completed during the second half of 2017 and have helped stabilize the business. Partially offsetting these favorable impacts was an increased level of adverse development on medical professional liability and adverse development on executive products.

Comparatively, overall results for the casualty segment in 2017 included favorable development of $17.5 million, with the bulk of the development attributable to commercial excess, personal umbrella, general liability, executive products, small commercial and professional services across accident years 2014 through 2016. For 2016, results included favorable development of $32.4 million, with the bulk of the development attributable to general liability, executive products, small commercial and commercial excess across accident years 2009 through 2015.

The segment’s loss ratio was 63.0 in 2018, compared to 63.9 in 2017 and 57.1 in 2016. The lower loss ratio in 2018 was due to the higher amounts of favorable development on prior years’ reserves, partially offset by an increased current accident year loss ratio. The expense ratio for the casualty segment was 34.9 in 2018, compared to 35.3 in 2017 and 34.9 in 2016. The decrease in expense ratio in 2018 was a result of lower incentive and profit-sharing expenses. An additional $3.9 million of incentive and profit-sharing expenses was recognized in connection with tax reform benefits during 2017, accounting for nearly 1 point of the expense ratio. Adjusting for this one-time impact, an increase in the expense ratio would have been observed in 2018, as investments were made in technology and our mix had a modest shift towards products with higher acquisition rates.

Property

Underwriting income from the property segment was $0.9 million on a 99.4 combined ratio in 2018. Despite the largest hurricane loss in our history, the segment was still able to achieve profitability for the year. Catastrophe losses for the property segment totaled $38.3 million in 2018 and included $28.9 million from Hurricanes Michael and Florence and $6.1 million from volcanic activity in Hawaii. In comparison, 2017 experienced an underwriting loss that was driven by $38.4 million in catastrophe losses during the year, $34.9 million of which related to Hurricanes Harvey, Irma and Maria. Underwriting profitability was also attained in 2016 and was impacted by $15.8 million of catastrophe loss related to Hurricane Matthew and seasonal wind storms.

Partially offsetting the catastrophe losses described above, favorable development in prior years’ reserves benefited underwriting results in each of the past three years. Results for 2018 included $10.8 million of favorable development on prior years’ reserves, primarily from accident years 2017 and 2015. Our marine product was the predominant driver of the favorable development, but our commercial property and assumed reinsurance products also contributed. Results for 2017 included $12.1 million of favorable development in prior years’ reserves, largely from marine and commercial property. Releases from marine and other property reinsurance offset adverse development from RV in 2016, resulting in $4.8 million of total favorable development.

The segment’s loss ratio was 56.2 in 2018 compared to 61.5 in 2017 and 46.9 in 2016. Catastrophe losses added nearly 26 points to the loss ratio, compared to 28 points and 10 points of impact from catastrophe losses in 2017 and 2016, respectively. Higher current accident year losses from our fire business also contributed to the higher loss ratio in 2017. These items were partially offset by approximately 5 points of favorable development on prior years’ reserves in 2018, compared to 6 points and 1 point of benefit in the two previous years. The expense ratio for the property segment was 43.2 in 2018 compared to 47.1 in 2017 and 44.7 in 2016. Lower incentive and profit-sharing expenses and a higher premium base led to the lower expense ratio in 2018. The 2017 expense ratio was affected by $1.8 million of incentive and profit-sharing expenses that was recognized in connection with tax reform benefits, which added approximately 1 point to the expense ratio.

Surety

Underwriting income for the surety segment totaled $29.6 million on a 75.0 combined ratio in 2018. Underwriting performance for each of the past three years reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. The current accident year combined ratio in each of the past three years has been in the low 80s, with each product line contributing underwriting profit. Results for 2018 included $5.9 million of favorable development in prior years’ reserves, compared to $9.3 million and $4.8 million in 2017 and 2016, respectively.

The segment’s loss ratio was 12.3 in 2018, compared to 9.0 in 2017 and 15.2 in 2016. A combination of increased current accident year claim activity and lower amounts of favorable development on prior years’ reserves resulted in a higher loss ratio in 2018 when compared to 2017. Increased losses on energy and contract surety in 2016 also contributed to the higher loss ratio in that period. The expense ratio for the surety segment was 62.7 in 2018, compared to 62.2 in 2017 and 62.6 in 2016. The increase in 2018 was due to a modest decline in earned premium, increased investments in technology and a modest shift in mix towards miscellaneous surety, which has  a higher commission structure. The 2017 expense ratio included $1.4 million of incentive and profit-sharing expenses that were recognized in connection with tax reform benefits, which added approximately 1 point to the expense ratio.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2018, net investment income increased by 13 percent. The increase was primarily due to a larger asset base as well as higher average interest rates throughout the year. The average annual yields on our investments were as follows for 2018, 2017 and 2016:

	2018	2017	2016
PRETAX YIELD
Taxable (on book value)	3.31%	3.20%	3.20%
Tax-exempt (on book value)	2.71%	2.57%	2.64%
Equities (on fair value)	2.54%	2.71%	2.85%

AFTER-TAX YIELD
Taxable (on book value)	2.61%	2.08%	2.08%
Tax-exempt (on book value)	2.57%	2.44%	2.50%
Equities (on fair value)	2.21%	2.31%	2.43%

The after-tax yield reflects the different tax rates applicable to each category of investment. In 2018, our taxable fixed income securities were subject to a corporate tax rate of 21.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. In 2017 and 2016, our taxable fixed income securities were subject to a corporate tax rate of 35.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 14.2 percent. During 2018, the average after-tax yield on the taxable fixed income portfolio was 2.6 percent, an increase from 2.1 percent in the prior year due to the

Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 35 percent to 21 percent. The average after-tax yield on the tax-exempt portfolio increased to 2.6 percent.

The fixed income portfolio increased by $88.3 million during the year as the majority of operating cash flows were used for fixed income purchases. The tax-adjusted total return on a mark-to-market basis was 0.7 percent. Our equity portfolio decreased by $60.0 million to $340.5 million in 2018 as a result of the decline in equity markets in the fourth quarter, rebalancing to other asset classes and outright sales to support our special dividend. The total return for the year on the equity portfolio was -5.7 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net	Net Realized	Unrealized	Avg.	Avg.
	Invested	Investment	Gains	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	(Losses) (3)	(3)(4)	Assets	Assets
2014	1,943,172	55,608	32,182	55,180	7.4%	7.7%
2015	1,957,914	54,644	39,829	(71,049)	1.2%	1.5%
2016	1,986,685	53,075	34,645	(2,313)	4.3%	4.6%
2017	2,081,309	54,876	4,411	53,719	5.4%	5.8%
2018	2,167,510	62,085	63,407	(140,513)	(0.7)%	(0.6)%
5-yr Avg.	$2,027,318	$56,058	$34,895	$(20,995)	3.5%	3.8%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $63.4 million in net gains in 2018. Included in this number is $69.9 million in net realized gains in the equity portfolio, $2.2 million in net realized losses in the fixed income portfolio and $4.2 million in other net realized losses, $4.4 million of which related to a non-cash impairment charge on goodwill and definite-lived intangibles. In 2017, we realized $4.4 million in net gains. Included in this number is $10.3 million in net realized gains in the equity portfolio, $1.7 million in net realized losses in the fixed income portfolio and $4.2 million in other net realized losses, $3.4 million of which related to a non-cash impairment charge on goodwill and definite-lived intangibles. In 2016, we realized $34.6 million in net gains. Included in this number is $38.7 million in net realized gains in the equity portfolio, $4.2 million in net realized gains in the fixed income portfolio and $8.3 million in other net realized losses, $7.2 million of which related to a non-cash impairment charge on goodwill.

We regularly evaluate the quality of our investment portfolio. When we determine that a fixed income security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We recognized $0.2 million, $2.6 million and $0.1 million in impairment losses in 2018, 2017 and 2016, respectively. All losses were taken on fixed income securities we no longer had the intent to hold until recovery.

The fixed income portfolio contained 777 positions at an unrealized loss as of December 31, 2018. Of these 777 securities, 302 have been in an unrealized loss position for 12 consecutive months or longer and represent $19.7 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2018.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical allocation. As of December 31, 2018, the portfolio had a fair value of $2.2 billion, an increase of $53.4 million from the end of 2017.

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

As of December 31, 2018, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or
	Amortized		Unrealized	% of Total
Asset Class	Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$199,982	$200,229	$247	9.1%	AAA
U.S. agency	31,716	31,904	188	1.5%	AAA
Non-U.S. govt & agency	8,170	7,639	(531)	0.3%	BBB+
Agency MBS	402,992	395,253	(7,739)	18.0%	AAA
ABS/CMBS**	137,224	136,723	(501)	6.2%	AAA
Corporate	681,909	668,679	(13,230)	30.5%	A-
Municipal	314,472	320,088	5,616	14.6%	AA
Total fixed income	$1,776,465	$1,760,515	$(15,950)	80.2%	AA-
Equities	$220,373	$340,483	$120,110	15.5%
Short-term investments	$11,550	$11,550	$—	0.5%
Other invested assets	51,760	51,542	(218)	2.4%
Cash	30,140	30,140	—	1.4%
Total portfolio	$2,090,288	$2,194,230	$103,942	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed and commercial mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 80 percent of our total 2018 portfolio, up 2 percent from 2017. As of December 31, 2018, the fair value of our fixed income portfolio consisted of 48 percent AAA-rated securities, 16 percent AA-rated securities, 20 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 38 percent AAA-rated securities, 28 percent AA-rated securities, 17 percent A-rated securities, 11 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2017.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2018, our fixed income portfolio’s duration was 4.5 years.

Our equity portfolio had a fair value of $340.5 million at December 31, 2018. Equities comprised 16 percent of our total 2018 portfolio, down 3 percent over 2017. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a preference for dividend income. Our strategy has a value tilt and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2018, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$222,277	$9,856	$—	$—	$—	$—	$232,133
Non-U.S. government & agency	—	—	690	6,949	—	—	7,639
Corporate - financial	—	30,025	132,639	42,705	3,114	—	208,483
All other corporate	15,553	26,018	119,609	100,351	21,475	—	283,006
Corporate financial - private placements	2,972	13,550	18,440	4,558	5,759	—	45,279
All other corporate - private placements	—	4,801	38,851	22,101	66,158	—	131,911
Municipal	72,826	197,593	46,461	—	—	3,208	320,088
Structured:
GSE - RMBS	$291,278	$—	$—	$—	$—	$—	$291,278
ABS - utility	15,508	—	—	—	—	—	15,508
ABS - credit cards	31,100	—	—	—	—	—	31,100
ABS - auto loans	49,990	—	—	—	—	—	49,990
All other ABS	14,077	—	—	—	—	—	14,077
GSE - CMBS	103,975	—	—	—	—	—	103,975
CMBS	26,048	—	—	—	—	—	26,048
Total	$845,604	$281,843	$356,690	$176,664	$96,506	$3,208	$1,760,515

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of the dates indicated:

AGENCY MBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2018
Pass-throughs	$262,752	$259,728	65.7%
Sequential	107,951	103,975	26.3%
Planned amortization class	32,289	31,550	8.0%
Total	$402,992	$395,253	100.0%

2017
Pass-throughs	$210,492	$211,706	64.4%
Sequential	82,766	81,355	24.8%
Planned amortization class	35,871	35,410	10.8%
Total	$329,129	$328,471	100.0%

Our allocation to agency mortgage-backed securities totaled $395.3 million as of December 31, 2018. MBS represented 22 percent of the fixed income portfolio compared to $328.5 million or 20 percent of that portfolio as of December 31, 2017.

We believe MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO) which include planned amortization classes (PACs) and sequential pay structures. Our MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2018, all of the securities in our MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2018, the MBS portfolio contained 66 percent of pure pass-throughs compared to 64 percent as of December 31, 2017. An additional 26 percent of the MBS portfolio was invested in sequential payer, up from 25 percent in 2017.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of the dates indicated:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2018
Auto	$50,062	$49,990	36.6%
Credit card	31,058	31,100	22.7%
CMBS	26,490	26,048	19.1%
CLO	15,582	15,508	11.3%
Equipment	5,870	5,878	4.3%
Student	4,594	4,616	3.4%
Other	3,568	3,583	2.6%
Total	$137,224	$136,723	100.0%

2017
Auto	$28,664	$28,503	40.4%
Credit card	5,187	5,207	7.4%
CMBS	29,807	30,102	42.7%
CLO	—	—	—%
Equipment	3,866	3,860	5.5%
Student	—	—	—%
Other	2,881	2,854	4.0%
Total	$70,405	$70,526	100.0%

An asset-backed security (ABS) or commercial mortgage-backed security (CMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2018, ABS/CMBS investments were $136.7 million (8 percent) of the fixed income portfolio, compared to $70.5 million (4 percent) as of December 31, 2017. All of the securities in the ABS/CMBS portfolio were rated AAA as of December 31, 2018. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction (which dictates how any losses in the underlying collateral will be distributed) and prepayment risks. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms. We had $10.3 million in unrealized losses in these asset classes as of December 31, 2018.

Municipal Fixed Income Securities

As of December 31, 2018, municipal bonds totaled $320.1 million (18 percent) of our fixed income portfolio, compared to $636.2 million (38 percent) as of December 31, 2017. We reduced our allocation to municipal bonds during 2018 as the lower corporate tax rate from the TCJA diminished the asset class’ relative value when compared to other sectors. Despite the change, we still believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities.

As of December 31, 2018, approximately 42 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 58 percent were revenue based. Eighty-five percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better.

Corporate Debt Securities

As of December 31, 2018, our corporate debt portfolio totaled $668.7 million (38 percent) of the fixed income portfolio compared to $519.0 million (31 percent) as of December 31, 2017. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $96.5 million at the end of 2018. The corporate debt portfolio has an overall quality rating of A- diversified among 628 issues.

The following table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2018, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	unrealized
(in thousands)	Cost	Fair Value	Gains	losses
Bonds:
Corporate - financial	$211,023	$208,483	$1,112	$(3,652)
All other corporate	288,737	283,006	1,292	(7,023)
Financials - private placements	45,661	45,279	304	(686)
All other corporate - private placements	136,488	131,911	186	(4,763)
Total	$681,909	$668,679	$2,894	$(16,124)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

The amortized cost and fair value of fixed income securities at December 31, 2018, by contractual maturity, are shown as follows:

TOTAL FIXED INCOME
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$41,319	$41,333
Due after one year through five years	411,154	410,680
Due after five years through 10 years	615,060	608,115
Due after 10 years	168,716	168,412
Mtge/ABS/CMBS*	540,216	531,975
Total fixed income	$1,776,465	$1,760,515

*Mortgage-backed, asset backed and commercial mortgage-backed

EQUITY SECURITIES

As of December 31, 2018, our equity portfolio totaled $340.5 million (16 percent) of the investment portfolio, compared to $400.5 million (19 percent) as of December 31, 2017. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, Russell 2000 Index and the S&P 500 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000.

INTEREST AND CORPORATE EXPENSE

We incurred $7.4 million of interest expense on outstanding debt during 2018, 2017 and 2016. At December 31, 2018, 2017 and 2016, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2018, 2017 and 2016, we exceeded the required return, resulting in the accrual of executive bonuses. Decreased levels of comprehensive earnings in 2018 resulted in lower variable compensation earned than in 2017 and 2016.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company and, as such, the market for its stock is limited. Our investment in Maui Jim is carried at the holding company, RLI Corp., level as it is not core to our insurance operations. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2018, we recorded $12.5 million in earnings from this investment compared to $14.4 million in 2017 and $9.7 million in 2016. Sunglass sales were up 1 percent in 2018, after increasing 9 percent in 2017 and 2 percent in 2016. The decrease in Maui Jim’s earnings in 2018 was related to increased advertising expense and foreign exchange losses in 2018, compared to foreign exchange gains in 2017, and benefits recognized in 2017 associated with tax reform.

In 2018 and 2016, we received a dividend from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

As of December 31, 2018, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2018, we recorded $3.6 million in investee earnings for Prime, compared to $2.8 million in 2017 and $1.1 million in 2016. Additionally, we maintained a 25 percent quota share reinsurance treaty with Prime, which contributed $41.1 million of gross premiums written and $34.2 million of net premiums earned during 2018, compared to $29.6 million of gross premiums written and $21.0 million of net premiums earned during 2017 and $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016.  Our participation on the quota share reinsurance treaty will be reduced to 6 percent in 2019 as discussed in the Outlook for 2019 section below.

INCOME TAXES

Our effective tax rates were 5.0 percent, -24.2 percent and 26.8 percent for 2018, 2017 and 2016, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. While the effective rate was low in 2018, it was significantly lower in 2017 as a result of the impact of tax reform. Major factors contributing to the low rate in 2018 are the inclusion of unrealized losses from equity securities in pretax earnings in 2018, a reduced federal tax rate and adjustments to provisional deferred tax amounts recorded in 2017.

Among other provisions, the Tax Cuts and Jobs Act of 2017 (TCJA) lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our deferred tax items were revalued as of year-end 2017 to reflect the lower rate, which reduced our net deferred tax liability and income tax expense by $32.8 million and decreased the effective tax rate by 38.8 percent.

Except for two aspects, the accounting for the tax effects of the enactment of the TCJA were completed as of December 31, 2017. The first provisional item recorded in 2017 was related to an expected disallowance of deductions for certain performance based compensation, including bonuses and stock options. At the time of enactment, there was a lack of clarity on whether some amounts could be grandfathered in as deductible. The Internal Revenue Service (IRS) and Treasury Department provided additional guidance and we were able to finalize the accounting in 2018 by recording a $2.3 million deferred tax benefit to restore the deferred tax assets related to those performance based compensation amounts. The second provisional item related to discount factors on loss reserves that the IRS had not yet published. The IRS published the factors in the fourth quarter of 2018 and we were able to complete the accounting for the effects of the enactment of the TCJA. While there was no net impact to the deferred tax amount that was recorded at December 31, 2017, we implemented the new discounting methodology and will recognize the adjustment ratably over the allowed eight-year period beginning in 2018.

New accounting guidance required the excess tax benefit on share-based compensation to flow through income tax expense beginning in 2017. Prior to the adoption, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Due to the new accounting method, we recognized a $4.5 million and $5.8 million tax benefit in 2018 and 2017, respectively, which decreased the effective tax rate by 6.7 percent and 6.9 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends (7.4 percent in 2018) would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. We received a $9.9 million dividend from Maui Jim in the fourth quarter of 2016 and recognized a $2.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7.0 percent in 2016), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 1.6 percent and 1.8 percent reduction to the 2017 and 2016 effective tax rates, respectively. As no additional dividends were declared from unconsolidated investees in 2018, there was no impact to the 2018 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2018, 2017 and 2016 resulted in tax benefits of $1.2 million $2.9 million and $3.3 million, respectively. These tax benefits reduced the effective tax rate for 2018, 2017 and 2016 by 1.8 percent, 3.4 percent and 2.1 percent, respectively.

In addition, our pretax earnings in 2018 included $21.1 million of investment income that is partially exempt from federal income tax, compared to $25.4 million and $24.9 million in 2017 and 2016, respectively.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1,096.3 million at December 31, 2018, from $969.5 million as of December 31, 2017. This reflects incurred losses of $428.2 million in 2018 offset by paid losses of $301.4 million compared to incurred losses of $401.6 million offset by $283.2 million paid in 2017. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $1.5 billion at December 31, 2018 from $1.3 billion at December 31, 2017 while ceded loss and LAE reserves increased to $365.0 million from $302.0 million over the same period.

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

(in thousands)	2018	2017	2016
Operating cash flows	$217,102	$197,525	$174,463
Investing cash flows (uses)	(134,209)	(81,212)	(53,622)
Financing cash flows (uses)	(77,024)	(110,311)	(113,653)

We have posted positive operating cash flow in each of the last three years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2018, the majority of cash flow uses were related to financing and investing activities, and associated with the payments of dividends and net purchases of investments, respectively.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2018:

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$405,882	$545,320	$271,154	$238,992	$1,461,348
Long-term debt	—	—	150,000	—	150,000
Operating leases	5,911	11,943	10,343	3,968	32,165
Other invested assets	14,905	10,482	587	264	26,238
Total	$426,698	$567,745	$432,084	$243,224	$1,669,751

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $365.0 million at December 31, 2018, compared to $302.0 million in 2017.

The next largest contractual obligation relates to long-term debt outstanding. On October 2, 2013, we completed a public debt offering of $150.0 million in senior notes maturing September 15, 2023, (a 10-year maturity) and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. We are not party to any off-balance sheet arrangements. See note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our long-term debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

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

At December 31, 2018, we had cash, short-term investments and other investments maturing within one year of approximately $83.0 million and an additional $410.7 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits the Company to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the year ended December 31, 2018, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Based on qualifying assets at year-end, aggregate borrowing capacity is approximately $20 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2018, there were no outstanding borrowings with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 23 consecutive years.

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

INVESTING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from investing activities:

Sources	Uses
Proceeds from sale, call or maturity of bonds	Purchase of bonds
Proceeds from sale of stocks	Purchase of stocks
Proceeds from sale of other invested assets	Purchase of other invested assets
Acquisitions
Purchase of property & equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2018, our portfolio had a carrying value of $2.2 billion. Portfolio assets at December 31, 2018, increased by $53.4 million, or 2 percent, from December 31, 2017.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2018, 42 percent of our shareholders’ equity was invested in equities, compared to 47 percent at December 31, 2017 and 45 percent at December 31, 2016.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2018, our capital structure consisted of $149.1 million in 10-year maturity senior notes (long-term debt) and $806.8 million of shareholders’ equity. Debt outstanding comprised 16 percent of total capital as of December 31, 2018.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2018, our holding company had $806.8 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $63.1 million in liquid investment assets, which more than covers our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2018, 2017 and 2016, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million, $107.0 million and $123.6 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2018, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2017 or 2016. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the fourth quarter of 2019 and cannot be distributed to RLI Corp. without prior approval of the IDOI. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution. However, as discussed above, RLI Corp. had the necessary amount of unrestricted liquid net assets on hand at December 31, 2018 to cover normal annual holding company expenditures as they are incurred and become payable in 2019.

Our 171st consecutive dividend payment was declared in February 2019 and will be paid on March 20, 2019, in the amount of $0.22 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2019

In 2018, the insurance industry experienced its second consecutive year of poor underwriting results due to severe catastrophe activity. Our combined ratio was impacted by catastrophe losses and rose to 94.7 and 96.4 in 2018 and 2017, respectively. Despite this elevated level of catastrophe losses, we produced an underwriting profit, exhibiting once again the benefits of our underwriting discipline and diverse product portfolio. The result for 2018 represented our 23rd consecutive year of producing an underwriting profit. We expect to produce a 24th year of underwriting profit in 2019.

The insurance industry’s return on equity has been generally poor, averaging 6.9 percent over the past five years. The industry has had a difficult time maintaining pricing discipline and significant competition continues in most of our lines of business. Broadened coverage and aggressive plaintiffs’ attorneys have also impacted loss severity trends. While we have been impacted by broader industry events, we remain a disciplined underwriting company. We outperformed the industry on both a combined ratio and return on equity basis and expect that to continue in 2019. While we have added new products in recent years that are gaining momentum, we have increased our focus on modernizing and investing in our proven, mature, profitable offerings. This focus helped produce solid premium growth in 2018, and investments made and a continued focus in these areas should provide further growth opportunities in ongoing products in 2019. We have also taken underwriting actions, including exiting certain unprofitable products, as discussed in the casualty section that follows. We believe these decisions will improve the health of our product portfolio but will challenge our ability to grow premiums on an overall basis. Our willingness to sacrifice top-line premium growth to improve profitability is a hallmark of our culture.

Within our investment portfolio, we expect investment income to grow modestly, as interest rates continue to rise and our invested asset base grows. As a result of these factors, we have a positive outlook for 2019, as we continue to execute on our specialty business model and focus on underwriting excellence. Some additional detail by segment follows.

CASUALTY

We expect the pricing environment in casualty to be relatively stable to modestly positive for most products. Persistent industry adverse development in commercial auto coverages has led to significant rate increases for several years, which we anticipate will continue. While trends impacting commercial auto have not spread more broadly, several insurers have noted worsening loss trends in general and professional liability lines, which could lead to improved broader industry pricing discipline. Our executive products group may face a volatile loss environment and reactionary industry pricing as products such as directors and officers insurance have experienced elevated securities class action activity and cyber liability continues to evolve in terms of coverage and loss expectations.

To foster growth, we expect to continue to make investments in marketing and technology in our personal lines, transportation and professional services. Achieving growth in our small commercial package business will be difficult due to competitive pressures, particularly with regard to workers’ compensation coverage where rate decreases are likely to continue.

Several of our newer products experienced significant growth in 2018. We expect this growth to continue, although at a slower pace, in products such as energy casualty, general binding authority and cyber liability. Because we lack robust historical loss information on these newer products, our reserving practices have tended to increase our loss ratio as the weighting of these products has increased. Our recent re-underwriting in our transportation business has also resulted in our overall loss ratio increasing. It is difficult to estimate the timing, magnitude or direction of future adjustment to reserves for these products as actual loss activity matures.

From a premium perspective, casualty will be under pressure in 2019, due to a decision at the end of 2018 to curtail or exit certain lines of business. We reduced our participation in our assumed reinsurance treaty with Prime from 25 percent to 6 percent. Our 23 percent minority interest remains unchanged. While Prime results have been positive, we are one step removed from both underwriting and claims handling. Given their significant premium growth and the increasing portion of our total premium they were becoming, we believed this action was necessary to reduce concentration risk. We also exited our healthcare liability business, which included primary and excess liability coverage for long-term care facilities, and our Real Estate Investment Trust business, which included liability coverage for large real estate portfolios. These actions were taken as losses had exceeded our expectations and our assessment of the competitive environment did not support a conclusion that an underwriting profit could be achieved in the near term. In combination, these decisions will reduce gross written premium by approximately $50 million, although they should result in improved underwriting results.

PROPERTY

We expect growth in the property segment in 2019, but at a slower pace than in 2018. Industry catastrophe activity was elevated for the second consecutive year. Industry pricing has not increased materially, but this remains a distinct possibility as such losses have historically served as a potential catalyst for improved pricing discipline. We believe such discipline, as well as tighter terms and conditions, are warranted. Our catastrophe book is diverse, which aided in our ability to produce an underwriting profit in 2018, despite significant catastrophe losses incurred.

Marine has been growing and achieving rate increases for six consecutive years. Given market turmoil driven by Lloyds re-underwriting efforts and industry losses, we expect more submissions and the ability to increase rates to continue. Our focus on marketing and investment in technology to improve our producers’ operating efficiency in Hawaii should continue growth for that product as well. We received positive feedback on claim handling for the catastrophe events of 2018. That is the touchpoint that matters most to our customers and will support growth in this segment. Further expense ratio improvement is planned given continued growth in this segment and the loss ratio should return to more historical levels absent above average catastrophe losses in 2019.

SURETY

Our surety segment has experienced one of the most competitive environments among our product portfolio. A key driver of this competition has been continued strong profitability, although there have been several noticeable losses in this market recently. Our growth in surety has been curtailed by our underwriters’ reluctance to chase premium dollars and loosen terms and conditions, which are trends we have seen among our competitors. In addition to the competitive environment, surety’s forecast for 2019 will depend on economic activity and levels of public construction, particularly within our contract surety products. After a lengthy period of economic expansion, we are wary of the financial health of contractors and will therefore exercise caution when considering new business opportunities.

Our commercial and energy surety account-driven business will also be difficult to grow, given the competitive environment. We do expect growth in the miscellaneous surety product. In the last few years, we have re-evaluated and simplified our underwriting approach, upgraded technology and focused on ease of doing business with producers. We expect growth trends for miscellaneous surety to continue, but the overall top line for surety to remain flat given the pressure on larger accounts that make up the majority of this segment. The surety segment’s loss ratio may be under pressure, but we expect the segment to produce underwriting profit in 2019.

INVESTMENTS

A confluence of headline events and a shift in market sentiment in the early fall led to a rise in market volatility in late 2018. Although the year began with significant optimism about a new tax regime and higher levels of sustained growth, it ended with tighter financial conditions, uncertainty surrounding trade policy and risk assets in decline. Unfortunately, the downdraft was enough to keep our portfolio’s total return results below zero for the year (-0.2 percent) for the first time since the financial crisis. Nevertheless, we did experience an uplift in investment income, over 13 percent for the year. While we cannot predict the exact path of interest rates in the new year, we would expect a larger invested asset base and wider credit spreads to be supportive of tempered increases in investment income.

The Federal Reserve and corresponding monetary policy continues to weigh heavily on markets as higher rates are now having an impact on housing and other rate sensitive parts of the economy. Participants’ concern centers on the regularity of five consecutive quarterly Fed Funds increases through December 2018, and whether the new chairman is on a linear forward path. Additionally, in the years following the financial crisis the Fed’s balance sheet was used to purchase securities as part of a quantitative easing program. That blunt procedure is now in reverse and the economic impact of quantitative tightening is not exceedingly clear. While monetary policy should react to the 2019 macroeconomic data, the mixed signals that accompany the later stages of the economic cycle make the Fed’s objective all the more challenging.

We would expect a modest uplift in treasury yields over a portion of the new year, albeit capped by a more shallow growth trajectory, nascent inflation expectations and a demographically-driven demand for interest rate sensitive sectors. Should wage pressure accelerate, we may experience pass through pricing pressure and / or corporate margin compression, both of which would be a headwind. The differential in long-term versus short-term yields will likely remain very narrow over the course of 2019, which will allow an opportunity to adjust yield curve exposure without a degradation of potential income.

As asset prices and credit spreads were under pressure in the later stages of 2018, the starting point for the new year contains some cushion in both lower valuations and higher risk premia. While this raises the probability of positive total return results for 2019, we shall remain vigilant to our long-standing risk management practices focused on diversification and regular rebalancing. Our invested asset base has been a consistent support to RLI’s insurance operations through investment income and remains an important component of our long-term growth in book value.

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

Interest rate risk can also affect our income statement due to its impact on interest expense. As of December 31, 2018 and 2017, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for more than four years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2018. Listed on each table is the December 31, 2018 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2018, our fixed income portfolio had a fair value of $1.8 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2018, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $63.2 million and $118.6 million, respectively.

As of December 31, 2018, our equity portfolio had a fair value of $340.5 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $29.3 million and $58.5 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100-basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/18 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,760,515	$(63,168)	$—
Equity securities	340,483	—	(29,259)
Total non-trading	$2,100,998	$(63,168)	$(29,259)

Effect of a 200-basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/18 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,760,515	$(118,622)	$—
Equity securities	340,483	—	(58,519)
Total non-trading	$2,100,998	$(118,622)	$(58,519)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100-basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/18 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,760,515	$65,232	$—
Equity securities	340,483	—	29,259
Total non-trading	$2,100,998	$65,232	$29,259

Effect of a 200-basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/18 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,760,515	$135,752	$—
Equity securities	340,483	—	58,519
Total non-trading	$2,100,998	$135,752	$58,519

Item 8.    Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2018	2017
Assets
Investments and Cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,776,465 in 2018 and $1,646,411 in 2017)	$1,760,515	$1,672,239
Equity securities, at fair value (cost - $220,373 in 2018 and $182,002 in 2017)	340,483	400,492
Short-term investments, at cost which approximates fair value	11,550	9,980
Other invested assets	51,542	33,808
Cash	30,140	24,271
Total investments and cash	$2,194,230	$2,140,790
Accrued investment income	$14,033	$15,166
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,967 in 2018 and $16,935 in 2017	152,576	134,351
Ceded unearned premiums	71,174	57,928
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,793 in 2018 and $10,014 in 2017	364,999	301,991
Deferred policy acquisition costs, net	84,934	77,716
Property and equipment, at cost, net of accumulated depreciation of $54,275 in 2018 and $47,676 in 2017	54,692	55,849
Investment in unconsolidated investees	94,967	90,067
Goodwill and intangibles	54,534	59,302
Other assets	18,926	14,084
Total assets	$3,105,065	$2,947,244

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,461,348	$1,271,503
Unearned premiums	496,505	451,449
Reinsurance balances payable	22,591	21,624
Funds held	72,309	74,560
Income taxes - deferred	24,238	53,768
Bonds payable, long-term debt	149,115	148,928
Accrued expenses	45,124	52,848
Other liabilities	26,993	18,966
Total liabilities	$2,298,223	$2,093,646

Shareholders’ equity:
Common stock ($0.01 par value in 2018 and $1.00 par value in 2017)
(100,000,000 share authorized, 67,434,257 shares issued and 44,504,043 shares outstanding in 2018)
(100,000,000 share authorized, 67,078,569 shares issued and 44,148,355 shares outstanding in 2017)	$674	$67,079
Paid-in capital	305,660	233,077
Accumulated other comprehensive earnings, net of tax	(14,572)	157,919
Retained earnings	908,079	788,522
Deferred compensation	8,354	8,640
Treasury stock, at cost (22,930,214 shares in 2018 and 2017)	(401,353)	(401,639)
Total shareholders’ equity	$806,842	$853,598
Total liabilities and shareholders’ equity	$3,105,065	$2,947,244

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net premiums earned	$791,366	$737,937	$728,608
Net investment income	62,085	54,876	53,075
Net realized gains	63,624	6,970	34,740
Other-than-temporary-impairment losses on investments	(217)	(2,559)	(95)
Net unrealized losses on equity securities	(98,735)	—	—
Consolidated revenue	$818,123	$797,224	$816,328
Losses and settlement expenses	$428,193	$401,584	$349,778
Policy acquisition costs	267,738	252,515	249,612
Insurance operating expenses	53,803	56,994	53,093
Interest expense on debt	7,437	7,426	7,426
General corporate expenses	9,427	11,340	10,170
Total expenses	$766,598	$729,859	$670,079
Equity in earnings of unconsolidated investees	16,056	17,224	10,833
Earnings before income taxes	$67,581	$84,589	$157,082
Income tax expense (benefit):
Current	$23,917	$9,302	$41,034
Deferred	(20,515)	(29,741)	1,128
Income tax expense (benefit):	$3,402	$(20,439)	$42,162
Net earnings	$64,179	$105,028	$114,920

Other comprehensive earnings (loss), net of tax	(33,997)	35,309	(1,164)
Comprehensive earnings	$30,182	$140,337	$113,756

Basic:
Net earnings per share	$1.45	$2.39	$2.63
Comprehensive earnings per share	$0.68	$3.19	$2.60

Diluted:
Net earnings per share	$1.43	$2.36	$2.59
Comprehensive earnings per share	$0.67	$3.15	$2.56

Weighted average number of common shares outstanding
Basic	44,358	44,033	43,772
Diluted	44,835	44,500	44,432

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2016	43,544,128	$823,469	$66,474	$221,345	$123,774	$804,875	$10,647	$(403,646)
Net earnings	—	$114,920	$—	$—	$—	$114,920	$—	$—
Other comprehensive earnings (loss), net of tax	—	(1,164)	—	—	(1,164)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	849	(849)
Stock option excess tax benefit	—	9,576	—	9,576	—	—	—	—
Share-based compensation	400,569	(741)	401	(1,142)	—	—	—	—
Dividends and dividend equivalents ($2.79 per share)	—	(122,488)	—	—	—	(122,488)	—	—
Balance, December 31, 2016	43,944,697	$823,572	$66,875	$229,779	$122,610	$797,307	$11,496	$(404,495)
Net earnings	—	$105,028	$—	$—	$—	$105,028	$—	$—
Other comprehensive earnings (loss), net of tax	—	35,309	—	—	35,309	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(2,856)	2,856
Stock option excess tax benefit	—	—	—	—	—	—	—	—
Share-based compensation	203,658	3,502	204	3,298	—	—	—	—
Dividends and dividend equivalents ($2.58 per share)	—	(113,813)	—	—	—	(113,813)	—	—
Balance, December 31, 2017	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	$86	$—	$—	$(138,494)	$138,580	$—	$—
Par value conversion from $1.00 per share to $0.01 per share	—	—	(66,409)	66,409	—	—	—	—
Net earnings	—	64,179	—	—	—	64,179	—	—
Other comprehensive earnings (loss), net of tax	—	(33,997)	—	—	(33,997)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(286)	286
Stock option excess tax benefit	—	—	—	—	—	—	—	—
Share-based compensation	355,688	6,178	4	6,174	—	—	—	—
Dividends and dividend equivalents ($1.87 per share)	—	(83,202)	—	—	—	(83,202)	—	—
Balance, December 31, 2018	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$64,179	$105,028	$114,920
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(63,407)	(4,411)	(34,645)
Net unrealized losses on equity securities	98,735	—	—
Depreciation	7,042	6,944	6,430
Other items, net	6,171	16,368	17,699
Change in:
Accrued investment income	1,132	(573)	285
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(18,225)	(7,964)	17,275
Reinsurance balances payable	967	3,696	(19,628)
Funds held	(2,251)	1,818	18,488
Ceded unearned premium	(13,246)	(5,755)	660
Reinsurance balances recoverable on unpaid losses	(63,008)	(13,767)	9,620
Deferred policy acquisition costs	(7,218)	(4,569)	(3,318)
Accrued expenses	(7,724)	856	(3,750)
Unpaid losses and settlement expenses	189,845	132,166	35,552
Unearned premiums	45,056	17,672	11,683
Income taxes:
Current	5,725	(3,019)	12,573
Deferred	(20,515)	(29,741)	1,128
Stock option excess tax benefit	—	—	(9,576)
Changes in investment in unconsolidated investees:
Undistributed earnings	(16,056)	(17,224)	(10,833)
Dividends received	9,900	—	9,900
Net cash provided by operating activities	$217,102	$197,525	$174,463

Cash flows from investing activities:
Purchase of:
Fixed income, available-for-sale	$(725,675)	$(430,727)	$(557,067)
Equity securities	(115,921)	(20,719)	(36,335)
Short-term investments, net	(1,570)	(4,965)	—
Property and equipment	(6,087)	(9,238)	(16,155)
Acquisition of agency	—	—	(850)
Other	(18,754)	(19,112)	(7,722)
Proceeds from sale of:
Fixed income, available-for-sale	395,019	168,760	329,091
Equity securities	147,838	36,573	89,909
Short-term investments, net	—	—	2,564
Property and equipment	167	128	1,688
Subsidiary or agency	—	408	—
Other	3,394	2,063	—
Proceeds from call or maturity of:
Fixed income, available-for-sale	187,380	195,617	141,255
Net cash used in investing activities	$(134,209)	$(81,212)	$(53,622)

Cash flows from financing activities:
Stock option excess tax benefit	$—	$—	$9,576
Proceeds from stock option exercises	6,076	3,502	(741)
Cash dividends paid	(83,100)	(113,813)	(122,488)
Net cash used in financing activities	$(77,024)	$(110,311)	$(113,653)

Net increase in cash	$5,869	$6,002	$7,188

Cash at beginning of year	$24,271	$18,269	$11,081

Cash at end of year	$30,140	$24,271	$18,269

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.DESCRIPTION OF BUSINESS

RLI Corp. (the “Company”) is an insurance holding company that was founded in 1965. On May 4, 2018, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware (the “Reincorporation”). The Reincorporation was effected by merging RLI Corp., an Illinois corporation (“RLI Illinois”) into RLI Corp., a Delaware corporation (“RLI Delaware”). The separate corporate existence of RLI Illinois ceased and RLI Delaware continues in existence as the surviving corporation and possesses all rights, privileges, powers and franchises of RLI Illinois. The Reincorporation did not result in any change in the name, business, management, fiscal year, location of the principal executive offices, assets or liabilities of the Company. Each outstanding share of RLI Illinois common stock, which had a par value of $1.00 per share, was automatically converted into one outstanding share of RLI Delaware common stock, with a par value of $0.01 per share. In order to reflect the new par value of common stock on the balance sheet, a $66.4 million reclassification from common stock to paid-in-capital was made. For more information on the Reincorporation, see RLI Corp.’s Form 8-K filed on May 7, 2018.

We underwrite select property and casualty insurance coverages through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.

B.PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2017 and 2016 to conform to the classifications used in the current year. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

C.ADOPTED ACCOUNTING STANDARDS

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

ASU 2014-09 was issued to clarify and remove inconsistencies within revenue recognition requirements. The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the transaction price for a contract is allocated among separately identifiable performance obligations and a portion of the transaction price is recognized as revenue when the associated performance obligation has been completed or transferred to the customer. All contracts and fulfillment activities within the scope of Topic 944, Financial Services – Insurance, investment income, investment-related gains and losses and equity in earnings of unconsolidated investees are outside the scope of this ASU.

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This ASU was issued to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to GAAP as follows:

a.Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings,

b.Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment,

c.Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet,

d.Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes,

e.Requires an entity to present separately in other comprehensive earnings the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments,

f.Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and

g.Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

We adopted ASU 2016-01 on January 1, 2018. A cumulative-effect adjustment to the balance sheet was made as of the beginning of the year, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings. During 2018, we recognized $98.7 million of unrealized losses on equity securities within net earnings and $20.7 million of income tax benefit. This compares to $24.0 million and $5.6 million of unrealized gains on equity securities, net of tax, that were recognized through other comprehensive earnings for the comparable periods in 2017 and 2016, respectively. The future impact to our net earnings will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market. There were no other material impacts to the financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

ASU 2016-15 was issued to reduce the diversity in practice of how certain cash receipts and payments, for which previous guidance was silent, are classified in the statement of cash flows. The update addresses eight specific issues, including contingent consideration payments made after a business combination, distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. We adopted ASU 2016-15 on January 1, 2018. The adoption did not have a material impact on our statement of cash flows.

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

D.PROSPECTIVE ACCOUNTING STANDARDS

ASU 2016-02, Leases (Topic 842)

ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be amortized over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows.

This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. ASU 2018-10, Codification Improvements to Topic 842, Leases was issued to clarify certain aspects of ASU 2016-02 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption. We plan to adopt using this alternative. It is expected that total assets and total liabilities will increase by approximately $25 million to $30 million upon implementation and the adoption of this update will not have a material impact on net earnings.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bond (84 percent rated A or better at December 31, 2018) and we purchase reinsurance from financially strong reinsurers for which we already have an allowance for uncollectible reinsurance amounts, we do not expect that the effect of adoption will be material.

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

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our long-term incentive plan limits the awards of share-based payments to employees and directors of the Company or any affiliate. The share-based compensation expense to nonemployee directors was $0.3 million in 2018. Costs associated with such payments are not expected to materially increase and we do not expect this update to have a material impact on our financial statements.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure-related and we do not currently have any assets or liabilities that are measured based on Level 3 inputs, our financial statements will not be materially impacted by this update.

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

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings in 2018. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings. We classify our investments in fixed income securities into one of three categories: trading, held-to-maturity or available-for-sale.

AVAILABLE-FOR-SALE SECURITIES

Debt securities not included as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes. All of our debt securities are classified as available-for-sale.

HELD-TO-MATURITY SECURITIES

Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Except for declines that are other-than-temporary, changes in the fair value of these securities are not reflected in the financial statements. We do not hold any debt security classified as held-to-maturity.

TRADING SECURITIES

Debt securities purchased for short-term resale are classified as trading securities. These securities are reported at fair value with unrealized gains and losses included in earnings. We do not hold any debt securities classified as trading.

OTHER THAN TEMPORARY IMPAIRMENT

We regularly evaluate our fixed income securities using quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

•	The length of time and the extent to which the fair value has been less than amortized cost,
•	The probability of significant adverse changes to the cash flows,
•

The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims or

•	The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity.

Quantitative criteria considered during this process include, but are not limited to: the degree and duration of current fair value as compared to the amortized cost of the security, degree and duration of the security’s fair value being below cost and whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the credit quality, current economic conditions, the anticipated speed of cost recovery, the financial health of and specific prospects for the issuer, as well as our absence of intent to sell or requirement to sell fixed income securities prior to recovery. In addition, we consider price declines in our other-than-temporary impairment (OTTI) analysis when they provide evidence of declining credit quality, and we distinguish between price changes caused by credit deterioration, as opposed to rising interest rates. See note 2 for further discussion of OTTI.

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

F.CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Short-term investments are carried at cost. We have not experienced losses on these instruments. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost, and our investment in FHLBC stock is carried at cost. Due to the nature of cash, short-term investments, the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

G.REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve the Company of our legal liability to our policyholders.

We continuously monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, quarterly disclosures and Securities and Exchange Commission (SEC) filings for reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the A.M. Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

H.POLICY ACQUISITION COSTS

We defer incremental direct costs that relate to the successful acquisition of new or renewal insurance contracts, including commissions and premium taxes. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

I.PROPERTY AND EQUIPMENT

Property and equipment are presented at cost less accumulated depreciation and are depreciated on a straight-line basis for financial statement purposes over periods ranging from 3 to 10 years for equipment and up to 30 years for buildings and improvements.

J.INVESTMENT IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the equity and earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, which is accounted for under the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $79.5 million in 2018 and $77.7 million in 2017. In 2018, we recorded $12.5 million in investee earnings for Maui Jim, compared to $14.4 million in 2017 and $9.7 million in 2016. Maui Jim recorded net income of $30.3 million in 2018, $34.4 million in 2017 and $26.9 million in 2016. Additional summarized financial information for Maui Jim for 2018 and 2017 is outlined in the following table:

(in millions)	2018	2017
Total assets	$265.6	$259.4
Total liabilities	90.4	88.0
Total equity	175.2	171.4

Approximately $68.9 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2018. We received dividends of $9.9 million from Maui Jim in 2018 and 2016. No dividends were received in 2017.

As of December 31, 2018, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime), which is accounted for under the equity method. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $15.4 million at December 31, 2018 and $12.4 million at December

31, 2017. In 2018, we recorded $3.6 million in investee earnings for Prime, compared to $2.8 million in 2017 and $1.1 million in 2016. Additionally, we maintain a 25 percent quota share reinsurance treaty with Prime, which contributed $41.1 million of gross premiums written and $34.2 million of net premiums earned during 2018, compared to $29.6 million of gross premiums written and $21.0 million of net premiums earned during 2017 and $13.4 million of gross premiums written and $11.4 million of net premiums earned during 2016.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.INTANGIBLE ASSETS

Goodwill and intangibles totaled $54.5 million and $59.3 million at December 31, 2018 and 2017, respectively, as detailed in the following table.

Goodwill and Intangible Assets
(in thousands)	2018	2017
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small Commercial	5,246	5,246
Medical professional liability *	-	3,595
Total goodwill	$46,062	$49,657

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,062 at 12/31/18 and $5,678 at 12/31/17	972	2,145
Total intangibles	$8,472	$9,645

Total goodwill and intangibles	$54,534	$59,302

*  The medical professional liability goodwill balance reflects a cumulative non-cash impairment charge of $12.4 million and $8.8 million as of December 31, 2018 and 2017, respectively.

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2018. Based upon these reviews, our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2018, there were no triggering events on the above-mentioned goodwill and intangible assets that would suggest an updated review was necessary.

As previously disclosed, adverse loss experience triggered the need to test the medical professional liability reporting unit during the first quarter of 2018 and the second quarters of 2017 and 2016. The testing resulted in a $4.4 million non-cash impairment charge on goodwill and intangible assets in 2018, a $3.4 million non-cash impairment charge on goodwill and intangible assets in 2017 and a $7.2 million non-cash impairment charge on goodwill in 2016. In each instance, a fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible asset, was determined by using a discounted cash flow valuation. In 2018, the carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge. In 2017, the resulting non-cash impairment charge on definite-lived intangibles was $1.8 million. A fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value in each year, resulting in a $3.6 million non-cash impairment charge in 2018, a $1.6 million non-cash impairment charge during 2017 and a $7.2 million non-cash impairment charge in 2016. Subsequent to the 2018 impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.4 million, $0.7 million and $0.9 million for 2018, 2017 and 2016, respectively. We anticipate we will recognize amortization expense of $0.4 million in 2019 and 2020 and $0.1 million in 2021.

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

The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the consolidated financial statements:

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2018
Basic EPS
Income available to common shareholders	$64,179	44,358	$1.45
Stock options	—	477
Diluted EPS
Income available to common shareholders and assumed conversions	$64,179	44,835	$1.43

For the year ended December 31, 2017
Basic EPS
Income available to common shareholders	$105,028	44,033	$2.39
Stock options	—	467
Diluted EPS
Income available to common shareholders and assumed conversions	$105,028	44,500	$2.36

For the year ended December 31, 2016
Basic EPS
Income available to common shareholders	$114,920	43,772	$2.63
Stock options	—	660
Diluted EPS
Income available to common shareholders and assumed conversions	$114,920	44,432	$2.59

P.COMPREHENSIVE EARNINGS

 Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio in 2018. In 2017 and 2016, after-tax unrealized gains and losses on our equity portfolio were also included. With the adoption of ASU 2016-01 on January 1, 2018, we began recognizing unrealized gains and losses on the equity portfolio through net income. See note 1.C for more information. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(9.0) million, $19.0 million and $(0.6) million for 2018, 2017 and 2016, respectively.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements. The 2016 and 2017 activity and balances include the net unrealized gain and loss activity on both fixed income and equity securities, while the 2018 activity and ending balance reflect only the net unrealized gain and loss activity on fixed income securities due to the aforementioned adoption of ASU 2016-01.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2018	2017	2016

Beginning balance	$157,919	$122,610	$123,774
Cumulative effect adjustment of ASU 2016-01	(142,219)	—	—
Adjusted beginning balance	$15,700	$122,610	$123,774

Other comprehensive earnings before reclassifications	(35,763)	40,887	26,740
Amounts reclassified from accumulated other comprehensive earnings	1,766	(5,578)	(27,904)
Net current-period other comprehensive earnings (loss)	$(33,997)	$35,309	$(1,164)

Reclassification of stranded tax effect per ASU 2018-02 (see note 1.C)	3,725	—	—
Ending balance	$(14,572)	$157,919	$122,610

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table. As previously mentioned, 2018 activity is reflective of activity on fixed income securities classified as available-for-sale, while 2017 and 2016 also includes activity from the equity portfolio.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2018	2017	2016	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$(2,018)	$11,141	$43,024	Net realized investment gains
	(217)	(2,559)	(95)	Other-than-temporary impairment (OTTI) losses on investments
	$(2,235)	$8,582	$42,929	Earnings before income taxes
	469	(3,004)	(15,025)	Income tax benefit (expense)
	$(1,766)	$5,578	$27,904	Net earnings

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

The following are the levels of the fair value hierarchy and a brief description of the type of valuation inputs that are used to establish each level. Financial assets are classified based upon the lowest level of significant input that is used to determine fair value.

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

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy. The fair value of our long-term debt is discussed further in note 4.

R.STOCK-BASED COMPENSATION

We expense the estimated fair value of employee stock options and similar awards. We measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest.

The tax effects related to share-based payments were made through net earnings in 2018 and 2017. In 2016, the tax effects of share-based compensation were recognized in additional paid-in capital under the alternative transition method. The alternative transition method used simplified methods to determine the impact on the additional paid-in capital pool and consolidated statements of cash flows.

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2018 we had $1.5 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2018, we had reinsurance protection of $300 million in excess of $25 million first-dollar retention for earthquakes in California and $325 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2018, these coverages were supported by $225 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by the Company in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2019. We purchased reinsurance protection of $400 million in excess of $25 million first-dollar retention for earthquakes in California and $425 million in excess of a $25 million first-dollar retention for earthquakes outside of California. For other CAT events, such as hurricanes, we purchased reinsurance protection of $275 million in excess of a $25 million first dollar retention. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Exposures

We are subject to environmental claims and exposures primarily through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we seek to mitigate or control the extent of this exposure on the vast majority of this business through the following methods: (1) our policies include pollution exclusions that have been continually updated to further strengthen them, (2) our policies primarily cover moderate hazard risks and (3) we began writing this business after the insurance industry became aware of the potential pollution liability exposure and implemented changes to limit exposure to this hazard.

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

Reinsurance

Reinsurance does not discharge the Company from our primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, we would be liable. We continuously monitor the financial condition of prospective and existing reinsurers. As a result, we purchase reinsurance from a number of financially strong reinsurers. We provide an allowance for reinsurance balances deemed uncollectible. See further discussion of reinsurance exposures in note 5.

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

Liquidity Risk

Liquidity is essential to our business and a key component of our concept of asset-liability matching. Our liquidity may be impaired by an inability to collect premium receivable or reinsurance recoverable balances in a timely manner, an inability to sell assets or redeem our investments, an inability to access funds from our insurance subsidiaries, unforeseen outflows of cash or large claim payments or an inability to access debt or equity capital markets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, an operational problem that affects third parties or the Company, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2018, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2018	2017	2016
Interest on fixed income securities	$54,491	$48,343	$46,834
Dividends on equity securities	9,814	10,506	10,929
Interest on cash, short-term investments and other invested assets	2,309	945	120
Gross investment income	$66,614	$59,794	$57,883
Less investment expenses	(4,529)	(4,918)	(4,808)
Net investment income	$62,085	$54,876	$53,075

Pretax net realized investment gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized as follows:

REALIZED/UNREALIZED GAINS
(in thousands)	2018	2017	2016
Net realized gains (losses):
Fixed income:
Available-for-sale	$(2,018)	$859	$4,314
Available-for-sale OTTI	(217)	(2,559)	(95)
Equity securities	69,868	10,282	38,709
Other	(4,226)	(4,171)	(8,283)
Total	$63,407	$4,411	$34,645

Net changes in unrealized gains (losses) on investments:
Fixed income:
Available-for-sale	$(41,778)	$16,846	$(10,972)
Equity securities	(98,380)	36,844	8,659
Other invested assets	(355)	29	—
Investment in unconsolidated investees	(1,257)	604	522
Total	$(141,770)	$54,323	$(1,791)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$(78,363)	$58,734	$32,854

During 2018, we recorded $63.4 million in net realized gains, which included $4.4 million of other non-cash realized losses from goodwill and definite-lived intangible impairments. In addition, we recorded a change in net unrealized losses of $141.8 million. The majority of our net realized gains were due to sales of equity securities. The change in unrealized gain/loss position was due to the realization of gains in the course of selling equity securities and the price decline in both equities and bonds during 2018. For 2018, the net realized gains (losses) and changes in unrealized gains (losses) on investments totaled $(78.4) million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities.

				Net
SALES	Proceeds	Gross Realized		Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2018
Available-for-sale	$394,318	$3,131	$(5,349)	$(2,218)
Equities	147,838	71,065	(1,197)	69,868
2017
Available-for-sale	$169,002	$2,406	$(1,670)	$736
Equities	36,573	13,178	(2,896)	10,282
2016
Available-for-sale	$329,091	$7,158	$(3,287)	$3,871
Equities	89,909	39,668	(959)	38,709

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2018
Available-for-sale	$187,380	$311	$(111)	$200
2017
Available-for-sale	$195,617	$262	$(139)	$123
2016
Available-for-sale	$141,255	$445	$(2)	$443

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2018, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$200,229	$—	$200,229
U.S. agency	—	31,904	—	31,904
Non-U.S. govt. & agency	—	7,639	—	7,639
Agency MBS	—	395,253	—	395,253
ABS/CMBS*	—	136,723	—	136,723
Corporate	—	668,679	—	668,679
Municipal	—	320,088	—	320,088
Total fixed income securities - available-for-sale	$—	$1,760,515	$—	$1,760,515
Equity securities	339,985	498	—	340,483
Total	$339,985	$1,761,013	$—	$2,100,998

*Non-agency asset-backed & commercial mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2017, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$91,689	$—	$91,689
U.S. agency	—	18,778	—	18,778
Non-U.S. govt. & agency	—	7,588	—	7,588
Agency MBS	—	328,471	—	328,471
ABS/CMBS*	—	70,526	—	70,526
Corporate	—	519,022	—	519,022
Municipal	—	636,165	—	636,165
Total fixed income securities - available-for-sale	$—	$1,672,239	$—	$1,672,239
Equity securities	400,492	—	—	400,492
Total	$400,492	$1,672,239	$—	$2,072,731

*Non-agency asset-backed & commercial mortgage-backed

As noted in the previous tables, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 and 2017. Additionally, there were no securities transferred in or out of levels 1 or 2 during 2018 or 2017.

The amortized cost and estimated fair value of fixed income securities at December 31, 2018, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$41,319	$41,333
Due after one year through five years	411,153	410,680
Due after five years through 10 years	615,061	608,115
Due after 10 years	168,716	168,412
Mtge/ABS/CMBS*	540,216	531,975
Total available-for-sale	$1,776,465	$1,760,515

*Mortgage-backed, asset-backed & commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2018, the net unrealized losses of available-for-sale fixed income securities totaled $16.0 million pretax. At December 31, 2017, the net unrealized appreciation of available-for-sale fixed maturities securities totaled $25.8 million pretax.

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed income securities as of December 31, 2018 and 2017:

2018	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale
U.S. government	$199,982	$200,229	$1,232	$(985)
U.S. agency	31,716	31,904	403	(215)
Non-U.S. govt. & agency	8,170	7,639	—	(531)
Agency MBS	402,992	395,253	1,709	(9,448)
ABS/CMBS*	137,224	136,723	375	(876)
Corporate	681,909	668,679	2,894	(16,124)
Municipal	314,472	320,088	6,926	(1,310)
Total fixed income	$1,776,465	$1,760,515	$13,539	$(29,489)

2017	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale
U.S. government	$92,561	$91,689	$23	$(895)
U.S. agency	18,541	18,778	347	(110)
Non-U.S. govt. & agency	7,501	7,588	143	(56)
Agency MBS	329,129	328,471	3,420	(4,078)
ABS/CMBS*	70,405	70,526	436	(315)
Corporate	508,128	519,022	12,575	(1,681)
Municipal	620,146	636,165	17,272	(1,253)
Total fixed income	$1,646,411	$1,672,239	$34,216	$(8,388)

*Non-agency asset-backed & commercial mortgage-backed

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

Gross unrealized losses in the collateralized securities bond portfolio increased to $10.3 million in 2018 as interest rates increased during the year. All of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2018, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to, sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Corporate Bonds

Gross unrealized losses in the corporate bond portfolio increased to $16.1 million in 2018 from $1.7 million at the end of 2017 as interest rates and credit spreads increased during the year. The corporate bond portfolio has an overall rating of A-.

Municipal Bonds

As of December 31, 2018, municipal bonds totaled $320.1 million with gross unrealized losses of $1.3 million, the same as the previous year. As of December 31, 2018, approximately 42 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 58 percent were revenue based. Eighty-five percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Gross unrealized losses in the equity portfolio increased $9.2 million to $10.1 million in 2018 as equity markets declined during the year.

Impairment Analysis

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where: (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

As part of our evaluation of whether particular securities are other-than-temporarily impaired, we consider our intent to sell a security (which is determined on a security-by-security basis) and whether it is more likely than not we will be required to sell the security before the recovery of our amortized cost basis. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

The following table is also used as part of our impairment analysis and displays the total value of debt securities that were in an unrealized loss position as of December 31, 2018, and December 31, 2017. The table segregates the securities based on type, noting the fair value, amortized cost and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2018			December 31, 2017
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Government
Fair value	$7,249	$76,073	$83,322	$58,009	$30,888	$88,897
Amortized cost	7,270	77,037	84,307	58,443	31,349	89,792
Unrealized Loss	$(21)	$(964)	$(985)	$(434)	$(461)	$(895)

U.S. Agency
Fair value	$—	$8,843	$8,843	$10,917	$—	$10,917
Amortized cost	—	9,058	9,058	11,027	—	11,027
Unrealized Loss	$—	$(215)	$(215)	$(110)	$—	$(110)

Non-U.S. Government
Fair value	$5,432	$2,207	$7,639	$—	$1,840	$1,840
Amortized cost	5,571	2,599	8,170	—	1,896	1,896
Unrealized Loss	$(139)	$(392)	$(531)	$—	$(56)	$(56)

Agency MBS
Fair value	$25,345	$261,325	$286,670	$122,130	$111,306	$233,436
Amortized cost	25,486	270,632	296,118	123,559	113,955	237,514
Unrealized Loss	$(141)	$(9,307)	$(9,448)	$(1,429)	$(2,649)	$(4,078)

ABS/CMBS*
Fair value	$46,918	$32,137	$79,055	$23,406	$21,587	$44,993
Amortized cost	47,146	32,785	79,931	23,491	21,817	45,308
Unrealized Loss	$(228)	$(648)	$(876)	$(85)	$(230)	$(315)

Corporate
Fair value	$306,177	$147,751	$453,928	$86,946	$28,600	$115,546
Amortized cost	315,428	154,624	470,052	87,736	29,491	117,227
Unrealized Loss	$(9,251)	$(6,873)	$(16,124)	$(790)	$(891)	$(1,681)

Municipal
Fair value	$6,036	$55,681	$61,717	$71,059	$60,049	$131,108
Amortized cost	6,052	56,975	63,027	71,534	60,827	132,361
Unrealized Loss	$(16)	$(1,294)	$(1,310)	$(475)	$(778)	$(1,253)

Total fixed income
Fair value	$397,157	$584,017	$981,174	$372,467	$254,270	$626,737
Amortized cost	406,953	603,710	1,010,663	375,790	259,335	635,125
Unrealized Loss	$(9,796)	$(19,693)	$(29,489)	$(3,323)	$(5,065)	$(8,388)

*Non-agency asset-backed & commercial mortgage-backed

The fixed income portfolio contained 777 securities in an unrealized loss position as of December 31, 2018. Of these 777 securities, 302 have been in an unrealized loss position for 12 consecutive months or longer and represent $19.7 million in unrealized losses. All fixed income securities continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. There were no OTTI losses recognized in other comprehensive earnings in the periods presented. Key factors that we consider in the evaluation of credit quality include:

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

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2018 and 2017. There were $0.2 million, $2.6 million and $0.1 million in losses associated with OTTI of securities in 2018, 2017 and 2016, respectively.

Unrealized Gains and Losses on Equity Securities

Unrealized gains (losses) recognized during 2018 on equity securities still held as of December 31, 2018 were $(28.7) million. Unrealized gains (losses) recognized during 2017 on equity securities still held as of December 31, 2017 were $47.2 million.

Other Invested Assets

We had $51.5 million of other invested assets at December 31, 2018, compared to $33.8 million at the end of 2017. Other invested assets include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $20.3 million at December 31, 2018 compared to $15.5 million at December 31, 2017 and recognized a total tax benefit of $2.2 million during 2018 compared to $2.4 million during 2017 and $1.9 million during 2016. Our unfunded commitment for our LIHTC investments totaled $7.4 million at December 31, 2018 and will be paid out in installments through 2025.

We had $18.8 million of unfunded commitments related to our investments in private funds at December 31, 2018. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An initial public offering would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Restricted Assets

As of December 31, 2018, $16.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. As of and during year ended December 31, 2018, there were no outstanding borrowings with the FHLBC.

As of December 31, 2018, fixed income securities with a carrying value of $59.2 million were on deposit with regulatory authorities as required by law.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2018	2017	2016
Deferred policy acquisition costs (DAC), beginning of year	$77,716	$73,147	$69,829
Deferred:
Direct commissions	$175,697	$157,723	$150,390
Premium taxes	12,654	11,651	11,759
Ceding commissions	(22,190)	(18,096)	(17,488)
Net deferred	$166,161	$151,278	$144,661
Amortized	158,943	146,709	141,343
DAC, end of year	$84,934	$77,716	$73,147

Policy acquisition costs:
Amortized to expense - DAC	$158,943	$146,709	$141,343
Period costs:
Ceding commission - contingent	(2,241)	(3,575)	(1,524)
Other underwriting expenses	111,036	109,381	109,793
Total policy acquisition costs	$267,738	$252,515	$249,612

4. DEBT

As of December 31, 2018, outstanding debt balances totaled $149.1 million, net of unamortized discount and debt issuance costs, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. The estimated fair value for the senior note was $155.9 million as of December 31, 2018. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a level 2 liability within the fair value hierarchy.

We paid $7.3 million of interest on our senior notes in each of the last three years. The average rate on debt was 4.91 percent in 2018, 2017 and 2016.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits the Company to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. This facility has a two-year term that expires on May 24, 2020. As of and during the years ended December 31, 2018, 2017 and 2016, no amounts were outstanding on these facilities.

5. REINSURANCE

In the ordinary course of business, our insurance subsidiaries assume and cede premiums and selected insured risks with other insurance companies, known as reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). In addition, there are several types of treaties including quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss to a single event, such as a catastrophe. Through the quantification of exposed policy limits in each region and the extensive use of computer-assisted modeling techniques, we monitor the concentration of risks exposed to catastrophic events.

Through the purchase of reinsurance, we also generally limit our net loss on any individual risk to a maximum of $3.0 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2018	2017	2016
WRITTEN
Direct	$934,913	$848,153	$844,430
Reinsurance assumed	48,303	37,159	30,434
Reinsurance ceded	(160,041)	(135,458)	(133,912)
Net	$823,175	$749,854	$740,952

EARNED
Direct	$896,234	$835,118	$835,294
Reinsurance assumed	41,926	32,521	27,886
Reinsurance ceded	(146,794)	(129,702)	(134,572)
Net	$791,366	$737,937	$728,608

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$560,421	$486,986	$405,873
Reinsurance assumed	20,376	16,072	13,196
Reinsurance ceded	(152,604)	(101,474)	(69,291)
Net	$428,193	$401,584	$349,778

At December 31, 2018, we had unearned reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $430.0 million. More than 93 percent of our reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2018. These reinsurers all have financial strength ratings of “A” or better by A.M. Best and Standard and Poor’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2018.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2018	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$73,593	17.1%	$24,479	15.3%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	35,095	8.2%	2,100	1.3%
Endurance Re	A+, Superior	A+, Strong	28,754	6.7%	6,000	3.8%
Aspen UK Ltd.	A, Excellent	A, Strong	27,735	6.4%	7,906	4.9%
Berkley Insurance Co.	A+, Superior	A+, Strong	23,267	5.4%	6,335	4.0%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	22,629	5.3%	9,458	5.9%
Axis Re	A+, Superior	A+, Strong	19,928	4.6%	6,424	4.0%
Transatlantic Re	A+, Superior	A+, Strong	19,517	4.5%	7,911	4.9%
Toa Re	A, Excellent	A+, Strong	18,480	4.3%	6,495	4.1%
General Re	A++, Superior	AA+, Very Strong	18,168	4.2%	5,170	3.2%
Tokio Millennium Re	A+, Superior	A+, Strong	17,044	4.0%	6,947	4.3%
All other reinsurers*			125,777	29.3%	70,816	44.3%
Total ceded exposure			$429,987	100.0%	$160,041	100.0%

*All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

Ceded unearned premiums and reinsurance balances recoverable on paid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and SEC filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the A.M. Best and S&P ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of the existing allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $16.1 million and $9.8 million, respectively, at December 31, 2018. At December 31, 2017, the amounts were $15.9 million and $10.0 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Unpaid losses and LAE at beginning of year:
Gross	$1,271,503	$1,139,337	$1,103,785
Ceded	(301,991)	(288,224)	(297,844)
Net	$969,512	$851,113	$805,941

Increase (decrease) in incurred losses and LAE:
Current accident year	$478,143	$440,452	$391,772
Prior accident years	(49,950)	(38,868)	(41,994)
Total incurred	$428,193	$401,584	$349,778

Loss and LAE payments for claims incurred:
Current accident year	$(76,050)	$(73,392)	$(70,540)
Prior accident year	(225,306)	(209,793)	(234,066)
Total paid	$(301,356)	$(283,185)	$(304,606)

Net unpaid losses and LAE at end of year	$1,096,349	$969,512	$851,113

Unpaid losses and LAE at end of year:
Gross	$1,461,348	$1,271,503	$1,139,337
Ceded	(364,999)	(301,991)	(288,224)
Net	$1,096,349	$969,512	$851,113

Loss development occurs when our current estimate of ultimate losses, established through our reserve analysis processes, differs from the initial reserve estimate. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set are settled. As a small specialty insurer with a diversified product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to systematic changes in the loss environment, we also must consider the volume of claim experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The following is information about incurred and paid loss development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2018. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product and medical professional liability and executive products. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$85,476	$119,957	$99,765	$91,441	$86,888	$82,651	$81,138	$80,518	$80,350	$81,445	$2,202	5,713
2010		87,875	96,582	93,589	88,820	85,034	80,289	78,685	78,991	80,216	2,392	6,117
2011			91,139	98,428	94,145	89,622	86,342	83,181	82,193	82,248	3,180	5,851
2012				91,807	78,406	65,893	61,072	59,028	59,488	60,328	3,502	5,163
2013					80,823	67,297	62,882	60,329	60,162	59,556	6,538	4,287
2014						88,092	79,497	71,592	67,237	66,389	12,492	4,242
2015							94,835	84,975	83,579	78,675	21,351	4,311
2016								101,950	96,753	90,611	38,505	4,148
2017									119,741	111,391	64,662	4,119
2018										141,513	109,482	3,773
									Total	$852,372

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$1,972	$9,233	$24,115	$43,702	$58,460	$65,913	$70,220	$74,920	$75,948	$77,175
2010		2,587	13,025	29,312	44,051	55,992	61,929	66,399	69,514	73,318
2011			5,924	17,124	32,978	48,822	60,769	67,358	71,413	74,814
2012				5,897	14,539	23,889	33,822	43,276	47,970	51,611
2013					6,334	13,021	22,366	34,786	40,609	45,753
2014						11,436	18,771	29,545	40,270	47,343
2015							10,157	19,902	33,020	45,056
2016								10,142	24,186	35,764
2017									13,154	25,933
2018										15,066
	* Presented as unaudited required supplementary information.								Total	$491,833
					All outstanding liabilities before 2009, net of reinsurance					11,911
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$372,450

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	9.7%	12.4%	16.8%	18.6%	13.9%	8.2%	5.5%	4.6%	3.0%	1.5%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$30,267	$19,719	$14,981	$12,893	$12,966	$12,459	$12,601	$11,982	$12,055	$12,072	$285	567
2010		29,314	24,244	22,111	18,932	20,044	22,044	21,018	20,530	20,527	369	500
2011			26,272	17,148	17,443	18,641	19,160	20,959	21,295	22,032	824	581
2012				29,042	21,558	21,021	21,885	21,231	22,433	23,020	1,386	855
2013					39,984	34,824	26,857	25,425	25,599	24,922	3,488	933
2014						50,889	39,095	35,119	32,274	33,372	8,832	875
2015							53,672	50,857	47,392	42,840	14,320	669
2016								56,341	49,385	37,676	25,675	572
2017									62,863	55,868	43,891	473
2018										69,362	63,524	258
									Total	$341,691

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$956	$3,947	$6,585	$9,460	$11,001	$10,808	$11,776	$11,780	$11,786	$11,787
2010		7	6,002	10,705	13,282	15,512	17,302	19,175	19,256	19,308
2011			2,169	5,145	6,981	8,793	10,772	16,494	17,769	20,214
2012				1,315	3,573	8,843	15,380	16,879	17,747	19,310
2013					1,060	5,701	10,967	14,545	16,967	17,956
2014						1,899	4,006	11,002	18,852	22,541
2015							2,048	10,127	19,571	23,184
2016								1,068	3,396	7,441
2017									17	5,679
2018										2,506
	* Presented as unaudited required supplementary information.								Total	$149,926
					All outstanding liabilities before 2009, net of reinsurance					17,918
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$209,683

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	4.5%	15.3%	18.9%	17.0%	10.0%	8.2%	7.4%	3.8%	0.2%	0.0%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$12,918	$13,703	$9,687	$13,562	$11,710	$13,117	$12,810	$12,053	$11,827	$16,056	$398	383
2010		13,690	15,556	9,776	10,429	11,689	10,581	9,175	9,024	8,735	219	502
2011			17,416	17,454	12,260	10,619	8,510	7,720	7,852	11,506	640	682
2012				27,576	26,144	20,727	19,590	18,022	17,612	17,569	1,251	803
2013					40,095	41,488	44,054	40,288	38,473	37,959	3,751	1,042
2014						53,929	55,386	58,152	55,350	51,554	7,271	1,304
2015							55,006	47,831	42,206	39,906	10,559	1,335
2016								59,992	67,760	69,493	23,817	1,500
2017									60,572	62,450	35,365	1,627
2018										66,128	50,820	1,272
									Total	$381,356

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$113	$442	$773	$3,413	$5,176	$10,678	$11,217	$11,398	$11,475	$11,955
2010		259	1,548	2,308	3,626	5,733	5,749	6,956	8,485	8,512
2011			330	1,949	4,508	5,947	5,637	6,209	6,835	7,132
2012				433	4,086	6,898	9,218	10,968	14,378	15,621
2013					792	7,073	18,425	26,121	29,678	32,789
2014						1,705	9,775	27,923	35,755	40,080
2015							2,215	10,738	16,774	20,920
2016								2,060	14,558	27,465
2017									2,455	11,350
2018										1,964
	* Presented as unaudited required supplementary information.								Total	$177,788
					All outstanding liabilities before 2009, net of reinsurance					933
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$204,501

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	3.0%	15.3%	18.5%	14.7%	10.0%	13.4%	7.4%	7.1%	0.4%	3.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$26,349	$23,366	$23,174	$22,929	$22,613	$22,340	$21,958	$21,969	$21,926	$21,911	$19	2,644
2010		27,239	23,390	24,912	25,593	23,981	23,625	23,701	23,786	23,776	44	2,843
2011			22,957	23,479	25,747	25,272	25,431	25,376	25,167	25,614	52	2,469
2012				21,452	22,203	22,924	23,511	23,689	23,620	23,305	76	2,284
2013					32,742	32,853	32,989	37,673	38,811	39,974	350	2,852
2014						38,361	33,015	36,452	38,590	40,202	911	3,099
2015							38,561	46,258	47,021	46,395	3,824	3,179
2016								50,430	53,519	54,105	7,632	3,920
2017									55,640	53,641	16,406	3,597
2018										57,597	16,690	3,154
									Total	$386,520

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$5,035	$8,698	$14,613	$19,933	$21,100	$21,325	$21,640	$21,650	$21,650	$21,650
2010		6,296	10,116	15,475	20,045	21,792	23,063	23,488	23,533	23,556
2011			5,295	9,485	14,477	19,443	22,375	23,537	23,941	24,377
2012				4,466	8,533	12,394	17,318	20,931	22,566	22,730
2013					5,306	11,978	19,761	28,220	33,480	35,923
2014						7,125	13,933	19,676	27,457	33,190
2015							6,984	20,709	29,554	37,222
2016								8,923	18,354	30,354
2017									7,979	17,070
2018										6,980
	* Presented as unaudited required supplementary information.								Total	$253,052
					All outstanding liabilities before 2009, net of reinsurance					90
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$133,558

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	17.9%	18.2%	20.1%	20.2%	11.2%	4.8%	1.4%	0.6%	0.0%	0.0%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$59,975	$55,821	$52,286	$49,534	$48,969	$48,857	$48,707	$49,267	$49,323	$48,925	$13	2,630
2010		63,194	59,145	55,427	53,937	54,153	52,927	52,964	52,952	52,903	29	2,851
2011			70,246	66,924	64,976	63,724	62,770	62,570	62,456	62,875	142	3,028
2012				85,485	80,155	79,181	77,569	79,175	78,125	78,161	167	2,640
2013					63,864	62,090	62,173	62,114	61,914	61,834	273	2,995
2014						56,587	49,441	48,801	48,761	49,217	315	4,560
2015							59,863	56,103	53,958	52,720	680	4,076
2016								62,900	55,594	55,384	2,093	3,369
2017									90,803	83,273	9,346	2,873
2018										89,091	23,235	2,030
									Total	$634,383

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$25,464	$40,775	$43,758	$46,004	$48,031	$48,297	$48,329	$49,051	$49,173	$48,898
2010		25,274	43,091	47,743	50,055	52,729	52,426	52,719	52,851	52,855
2011			27,676	48,756	55,778	59,099	60,272	61,428	61,834	62,729
2012				39,074	66,509	72,057	73,705	75,640	76,152	77,159
2013					32,208	50,840	57,407	59,259	60,520	61,195
2014						30,550	43,380	46,148	46,528	47,799
2015							32,184	49,348	50,197	51,290
2016								33,134	46,921	51,371
2017									41,314	66,818
2018										37,048
	* Presented as unaudited required supplementary information.								Total	$557,162
					All outstanding liabilities before 2009, net of reinsurance					17
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$77,238

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	52.0%	30.9%	7.4%	3.2%	3.0%	0.7%	0.6%	1.0%	0.1%	-0.6%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018	Total IBNR	Claims
2009	$15,474	$4,896	$4,708	$4,246	$4,146	$4,551	$4,288	$4,923	$4,860	$4,935	$2	1,665
2010		13,961	8,205	6,630	7,076	6,810	7,136	7,645	6,244	6,580	14	1,540
2011			13,842	17,832	17,792	17,321	16,766	16,695	16,480	18,281	13	1,674
2012				17,114	11,452	8,667	8,180	7,867	7,471	7,099	22	1,469
2013					16,080	7,516	6,170	5,399	5,271	5,231	50	1,400
2014						16,450	8,106	5,225	4,427	4,267	88	1,337
2015							16,958	12,957	11,113	10,456	824	1,201
2016								18,928	11,062	9,351	1,543	1,307
2017									16,127	8,641	3,630	1,409
2018										16,765	14,535	654
									Total	$91,606

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$892	$1,914	$2,382	$2,493	$3,490	$4,336	$3,919	$3,908	$4,849	$4,933
2010		1,724	3,205	5,702	7,092	7,151	7,285	7,822	6,663	6,637
2011			8,160	16,932	17,151	17,403	17,212	17,086	17,086	17,013
2012				1,883	6,680	6,726	7,416	7,536	7,406	7,065
2013					1,116	2,856	4,701	4,911	5,098	5,150
2014						722	4,283	4,166	4,059	4,131
2015							3,192	6,719	7,695	9,436
2016								3,087	5,817	6,299
2017									979	2,862
2018										1,835
	* Presented as unaudited required supplementary information.								Total	$65,361
					All outstanding liabilities before 2009, net of reinsurance					1,992
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$28,237

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	24.0%	40.0%	12.0%	7.5%	4.5%	3.5%	-1.3%	-6.1%	9.3%	1.7%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

Reconciliation of the Disclosure of Incurred and Paid Loss Development to the Liability for Unpaid Losses and Settlement Expenses
(in thousands)	December 31, 2018	December 31, 2017
Net outstanding liabilities:
Casualty - Primary Occurrence	$372,450	$325,182
Casualty - Excess Occurrence	209,683	188,963
Casualty - Claims Made	204,501	171,241
Casualty - Transportation	133,558	119,704
Property	77,238	68,867
Surety	28,237	23,375
Unallocated loss adjustment expenses	50,891	48,844
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	9,793	10,014
Other	9,998	13,322
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,096,349	$969,512

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$34,742	$36,158
Casualty - Excess Occurrence	81,072	74,400
Casualty - Claims Made	144,921	117,436
Casualty - Transportation	50,748	46,590
Property	50,495	28,613
Surety	11,834	7,079
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(9,793)	(10,014)
Other	980	1,729
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$364,999	$301,991

Total gross liability for unpaid loss and settlement expenses	$1,461,348	$1,271,503

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2018, 2017 and 2016:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2018	2017	2016
Casualty	$(33,252)	$(17,462)	$(32,401)
Property	(10,813)	(12,134)	(4,793)
Surety	(5,885)	(9,272)	(4,800)
Total	$(49,950)	$(38,868)	$(41,994)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2018.    We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2018. Development from the casualty segment totaled $33.3 million, inclusive of unallocated loss and adjustment expenses (ULAE). The largest amounts of favorable development came from accident years 2015 through 2017. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in most lines outperforming our long-term expectations. Further, we believe our underwriters’ risk selection contributed to the Company experiencing less loss cost inflation than originally anticipated.  The primary occurrence grouping had favorable development of $15.6 million, driven by our general liability product with $6.7 million of favorable development.  The excess occurrence grouping had favorable development of $21.4 million, with commercial insureds contributing $10.8 million and personal insureds contributing the remainder.  Claims made exposures had adverse development of $3.9 million driven by medical errors and omissions coverages.  Transportation had $0.5 million of favorable development.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $5.0 million of the $10.8 million total favorable development for the segment, inclusive of ULAE. Accident years 2015 through 2017 made the largest contribution. Our excess and surplus lines commercial property product and assumed reinsurance products also contributed $2.0 million and $2.8 million of favorable development, respectively.

The surety segment experienced $5.9 million of favorable development, inclusive of ULAE. The majority of the favorable development came from the 2017 accident year, which served to offset the unfavorable development from accident years 2011 and 2016. Commercial and energy surety contributed favorable development of $4.6 million and $1.7 million, respectively. Miscellaneous surety experienced adverse development totaling $0.8 million.

2017.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2017. The casualty segment contributed $17.5 million in favorable development, inclusive of ULAE. Accident years 2014, 2015 and 2016 contributed significantly to the favorable development. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ risk selection, which has mostly offset price declines and loss cost inflation. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $4.6 million to our favorable development with all coverages contributing to the favorable development in 2017. Small commercial products were the second largest contributor with $3.2 million in favorable development. Within the excess occurrence grouping, personal umbrella and commercial excess were favorable by $1.1 million and $9.9 million, respectively. Within the claims made grouping, our executive products had favorable contributions of $4.4 million, while medical professional liability was adverse $3.7 million. Transportation was adverse $7.4 million for the year, but posted favorable experience during the last three quarters of the year.

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

2016.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2016. The casualty segment contributed $32.4 million in favorable development, inclusive of ULAE, which is excluded from the incurred loss and loss adjustment expense tables above. Accident year 2015 contributed significantly to the favorable development, with accident years 2010 to 2014 also continuing to develop favorably. The favorable development in 2016 was smaller than 2015 but continued to reflect favorable frequency and severity trends. In addition, the risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $17.6 million to our favorable development. Small commercial products were favorable by $6.2 million. Within the excess occurrence grouping, commercial excess was favorable by $13.8 million which was offset by adverse development in our personal umbrella product of $4.9 million. Within the claims made grouping, executive products contributed $14.7 million in favorable development and miscellaneous professional liability had $0.8 million of favorable development. Transportation experienced unfavorable development of $15.4 million as adverse commercial loss trends resulted in an increase in case reserves for accident years 2013 through 2015.

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

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial excess and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Loss and LAE Payments (Cumulative):
Gross	$136,043	$132,883	$130,358
Ceded	(68,638)	(67,507)	(66,644)
Net	$67,405	$65,376	$63,714

Unpaid Losses and LAE at End of Year:
Gross	$24,262	$28,042	$28,815
Ceded	(5,373)	(5,715)	(4,987)
Net	$18,889	$22,327	$23,828

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

During 2018, inception to date incurred environmental, asbestos and mass tort losses decreased slightly.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

(in thousands)	2018	2017
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$18,327	$20,020
Unearned premium offset	17,864	16,528
Deferred compensation	2,700	1,435
Stock option expense	2,702	2,283
Other	616	578
Deferred tax assets before allowance	$42,209	$40,844
Less valuation allowance	—	—
Total deferred tax assets	$42,209	$40,844

Deferred tax liabilities:
Net unrealized appreciation of securities	$22,177	$51,448
Deferred policy acquisition costs	17,836	16,320
Discounting of unpaid losses and settlement expenses - TCJA implementation offset	5,203	9,466
Book/tax depreciation	3,133	3,159
Intangible assets	1,711	584
Undistributed earnings of unconsolidated investees	15,811	13,431
Other	576	204
Total deferred tax liabilities	$66,447	$94,612
Net deferred tax liability	$(24,238)	$(53,768)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2018, 2017 and 2016, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent, 35 percent and 35 percent, respectively, to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2018		2017		2016
Provision for income taxes at the statutory federal tax rates	$14,192	21.0%	$29,606	35.0%	$54,979	35.0%
Increase (reduction) in taxes resulting from:
Enactment of Tax Cuts and Jobs Act (TCJA)	(2,268)	(3.4)%	(32,821)	(38.8)%	—	—%
Excess tax benefit on share-based compensation	(4,533)	(6.7)%	(5,798)	(6.9)%	—	—%
Dividends received deduction	(775)	(1.1)%	(2,025)	(2.4)%	(2,216)	(1.4)%
ESOP dividends paid deduction	(1,184)	(1.8)%	(2,905)	(3.4)%	(3,302)	(2.1)%
Tax-exempt interest income	(1,795)	(2.7)%	(4,671)	(5.5)%	(4,263)	(2.7)%
Unconsolidated investee dividends	—	—%	(1,351)	(1.6)%	(2,772)	(1.8)%
Other items, net	(235)	(0.3)%	(474)	(0.6)%	(264)	(0.2)%
Total	$3,402	5.0%	$(20,439)	(24.2)%	$42,162	26.8%

Our effective tax rates were 5.0 percent, -24.2 percent and 26.8 percent for 2018, 2017 and 2016, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. While the effective rate was low in 2018, it was significantly lower in 2017 as a result of the impact of tax reform. Major factors contributing to the low rate in 2018 are the inclusion of unrealized losses from equity securities in pretax earnings in 2018, a reduced federal tax rate and adjustments to provisional deferred tax amounts recorded in 2017.

Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our deferred tax items were revalued as of year-end 2017 to reflect the lower rate, which reduced our net deferred tax liability and income tax expense by $32.8 million and decreased the effective tax rate by 38.8 percent.

Except for two aspects, the accounting for the tax effects of the enactment of the TCJA were completed as of December 31, 2017. The first provisional item recorded in 2017 was related to an expected disallowance of deductions for certain performance based compensation, including bonuses and stock options. At the time of enactment, there was a lack of clarity on whether some amounts could be grandfathered in as deductible. The Internal Revenue Service (IRS) and Treasury Department provided additional guidance and we were able to finalize the accounting in 2018 by recording a $2.3 million deferred tax benefit to restore the deferred tax assets related to those performance based compensation amounts. The second provisional item related to discount factors on loss reserves that the IRS had not yet published. The IRS published the factors in the fourth quarter of 2018 and we were able to complete the accounting for the effects of the enactment of the TCJA. While there was no net impact to the deferred tax amount that was recorded at December 31, 2017, we implemented the new discounting methodology and will recognize the adjustment ratably over the allowed eight-year period beginning in 2018.

 New accounting guidance required the excess tax benefit on share-based compensation to flow through income tax expense beginning in 2017. Prior to the adoption, excess tax benefits on share-based compensation were recorded directly to shareholders’ equity and had no impact on the effective tax rate. Due to the new accounting method, we recognized a $4.5 million and $5.8 million tax benefit in 2018 and 2017, respectively, which decreased the effective tax rate by 6.7 percent and 6.9 percent, respectively.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends (7.4 percent in 2018) would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. We received a $9.9 million dividend from Maui Jim in the fourth quarter of 2016 and recognized a $2.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7.0 percent in 2016), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 1.6 percent and 1.8 percent reduction to the 2017 and 2016 effective tax rates, respectively. As no additional dividends were declared from unconsolidated investees in 2018, there was no impact to the 2018 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2018, 2017 and 2016 resulted in tax benefits of $1.2 million, $2.9 million and $3.3 million, respectively. These tax benefits reduced the effective tax rate for 2018, 2017 and 2016 by 1.8 percent, 3.4 percent and 2.1 percent, respectively.

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

Federal and state income taxes paid in 2018, 2017 and 2016, amounted to $16.4 million, $10.4 million and $26.9 million, respectively.

Although we are not currently under audit by the IRS, tax years 2015 through 2018 remain open and are subject to examination.

8. EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP, 401(K) AND INCENTIVE PLANS

We maintain ESOP, 401(k) and incentive plans covering executives, managers and associates. Funding of these plans is primarily dependent upon reaching predetermined levels of operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. While some management incentive plans may be affected somewhat by other performance factors, the larger influence of corporate performance ensures that the interests of our executives, managers and associates align with those of our shareholders.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $8.8 million, $12.5 million and $11.7 million, for 2018, 2017 and 2016, respectively.

During 2018, the ESOP purchased 98,717 shares of RLI Corp. stock on the open market at an average price of $62.80 ($6.2 million) relating to the contribution for plan year 2017. Shares held by the ESOP as of December 31, 2018, totaled 2,985,390 and are treated as outstanding in computing our earnings per share. During 2017, the ESOP purchased 124,186 shares of RLI Corp. stock on the open market at an average price of $58.02 ($7.2 million) relating to the contribution for plan year 2016. During 2016, the ESOP purchased 112,608 shares of RLI Corp. stock on the open market at an average price of $64.20  ($7.2 million) relating to the contribution for plan year 2015. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain financial and operational goals are met. Annual expenses for these incentive plans totaled $11.9 million, $19.7 million and $19.2 million for 2018, 2017 and 2016, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. The employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2018, the trusts purchased 7,049 shares of our common stock on the open market at an average price of $68.36 ($0.5 million). In 2017, the trusts purchased 7,464 shares of our common stock on the open market at an average price of $58.66 ($0.4 million). In 2016, the trusts purchased 6,702 shares of our common stock on the open market at an average price of $61.61 ($0.4 million). At December 31, 2018, the trusts’ assets were valued at $36.2 million.

STOCK PLANS

Our RLI Corp. Long-Term Incentive Plan (2010 LTIP) was in place from 2010 to 2015. The 2010 LTIP provided for equity-based compensation, including stock options, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2010 and 2015, we granted 2,878,000 stock options under the 2010 LTIP. The 2010 LTIP was replaced in 2015.

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 1,903,630 awards under the 2015 LTIP, including 455,055 in 2018.

Stock Options

Under the 2015 LTIP, as under the 2010 LTIP, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, including special dividends and other events as set forth in such plans). Options generally vest and become exercisable ratably over a five-year period and expire eight years after grant.

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

Shares issued may be less than the number of shares actually exercised, as our plan allows net settlement to cover the option exercise price and taxes due upon option exercise. When options are exercised via net settlement, amounts withheld for taxes result in a decrease to shareholders’ equity and the degree of the impact is dependent on the level of intrinsic value (i.e. market value in excess of exercise price). During 2016, the number of option exercises facilitated via net settlement and the level of intrinsic value on those exercises resulted in a decrease to paid-in-capital, as the reduction from tax withholdings exceeded the impact of other share-based compensation activity. This was not the case in 2018 and 2017, and the impacts of share-based compensation increased paid-in-capital. Refer to our consolidated statements of shareholders’ equity to see the impact share-based compensation had on shareholders’ equity. Prior to the adoption of FASB ASU 2016-09 in 2017, shareholders’ equity was also impacted by corporate tax deductions allowed as a result of option exercises. This tax benefit offset our current tax liability and was recorded as an increase to paid-in-capital. Beginning in 2017, all tax effects related to share-based payments were required to be recorded in net earnings and directly impact our effective tax rate. See note 7 for the impact in 2018 and 2017. For 2016, refer to our consolidated statements of shareholders’ equity for the impact to paid-in capital from this tax benefit.

The following tables summarize option activity in 2018, 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	432,000	$64.91
Options exercised	(705,785)	$36.81		$24,304
Options canceled/forfeited	(18,350)	$60.84
Outstanding options at December 31, 2018	1,964,880	$54.24	5.25	$29,317
Exercisable options at December 31, 2018	724,730	$46.62	3.79	$16,212

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	482,375	$57.12
Options exercised	(390,870)	$26.07		$12,779
Options canceled/forfeited	(41,600)	$48.30
Outstanding options at December 31, 2017	2,257,015	$46.80	4.88	$32,620
Exercisable options at December 31, 2017	975,055	$38.66	3.25	$21,780

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2016	2,582,220	$32.42
Options granted	440,750	$63.54
Options exercised	(756,380)	$24.87		$31,328
Options canceled/forfeited	(59,480)	$44.39
Outstanding options at December 31, 2016	2,207,110	$40.90	4.93	$49,531
Exercisable options at December 31, 2016	862,605	$31.23	3.27	$27,523

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when granted, the approach allows for a more even expense distribution throughout the year.

In 2018, 432,000 options were granted with an average exercise price of $64.91 and an average fair value of $10.58. Of these grants, 330,750 were granted at the board meeting in May with a calculated fair value of $10.31. We recognized $4.5 million of expense during 2018 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $0.9 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.6 million, which will be recognized over the remainder of the vesting period.

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

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2018		2017		2016
Weighted-average fair value of grants	$10.58		$8.00		$11.38
Risk-free interest rates	2.72%		1.90%		1.21%
Dividend yield	2.98%		3.60%		1.61%
Expected volatility	22.87%		22.95%		23.06%
Expected option life	5.07	years	5.05	years	5.04	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the option’s expected life. The dividend yield for 2018 and 2017 was determined based on the average annualized quarterly dividends paid during the most recent five-year period and incorporated a consideration for special dividends paid in recent history. The dividend yield in 2016 was calculated based on the average annualized dividends paid during the most recent five-year period, exclusive of consideration for special dividends. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. When participants terminate employment with the Company after having met the definition of retirement under the 2015 LTIP, defined as those individuals whose age and years of service equals 75, the RSUs will become fully vested. In addition, RSUs have dividend participation which accrue as additional units and are settled with granted stock units at the end of the vesting period.

As of December 31, 2018,  30,075 RSUs have been granted to employees under the 2015 LTIP, including 14,625 during 2018. Due to dividend participation on RSUs, which accrue as additional units, 30,567 employee RSUs were outstanding as of December 31, 2018. We recognized $0.6 million and $0.4 million of expense on these units during 2018 and 2017, respectively. Total unrecognized compensation expense relating to outstanding and unvested employee RSUs was $0.7 million, which will be recognized over the remainder of the vesting period.

In 2018, each outside director received RSUs with a fair market value of $50,000 on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of December 31, 2018, 8,430 restricted stock units were granted to directors under the 2015 LTIP. Due to dividend participation on RSUs, which accrue as additional units, 8,629 director RSUs were outstanding as of December 31, 2018. We recognized $0.3 million of compensation expense on these units during 2018. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.2 million, which will be recognized over the remainder of the vesting period.

9. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our three insurance companies are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance (IDOI), which has adopted the NAIC statutory accounting principles as the basis of its statutory accounting principles. We do not use any permitted statutory accounting principles that differ from NAIC prescribed statutory accounting principles. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed income securities.

The NAIC has risk based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2018, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $170.9 million, $157.7 million and $127.0 million as of December 31, 2018, 2017 and 2016, respectively, compared to actual statutory capital and surplus of $829.8 million, $864.6 million and $860.0 million, respectively, for these same periods.

Year-end statutory surplus for 2018 presented in the table below includes $132.8 million of RLI Corp. stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $106.9 million and $104.4 million in 2017 and 2016, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ending and as of December 31:

(in thousands)	2018	2017	2016
Consolidated net income, statutory basis	$135,791	$72,889	$128,165
Consolidated surplus, statutory basis	$829,775	$864,554	$859,976

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2018, our holding company had $806.8 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $63.1 million in liquid assets,  which more than covers our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2018, 2017 and 2016, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million, $107.0 million and $123.6 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2018, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2017 or 2016. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the fourth quarter of 2019 and cannot be distributed to RLI Corp. without prior approval of the IDOI. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution. However, as discussed above, RLI Corp. had the necessary amount of unrestricted liquid net assets on hand at December 31, 2018 to cover normal annual holding company expenditures as they are incurred and become payable in 2019.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Other Litigation

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

Carriage Hill Associates Coverage Dispute

As reported in the Company’s Form 10-Q filed for the second and third quarters of 2018, Carriage Hill Associates of Charleston, LLC and certain other plaintiffs (collectively, “Plaintiffs”) filed a complaint in the Court of Common Pleas (the “Court”) for the Ninth Judicial Circuit of Berkeley County, South Carolina in December 2010 against Mt. Hawley Insurance Company (“Mt. Hawley”), a subsidiary of our principal subsidiary, RLI Insurance Company, relating to a coverage dispute. The complaint sought, among other things, compensatory damages, punitive damages and attorneys’ fees.

On May 25, 2018, the Court issued an Order finding in favor of Plaintiffs (the “Order”). The Court held that Mt. Hawley was responsible for compensatory damages relating to the alleged breach of duty to defend, breach of duty to indemnify and breach of duty of good faith totaling $21.7 million. The Court further held that Plaintiffs were entitled to attorneys’ fees and costs and that punitive damages were appropriate, with a hearing to be conducted at a later date to determine the amount of attorney fees and costs, and punitive damages.

Mt. Hawley vigorously contested all the claims against it in this matter and filed certain post-trial motions seeking to, among other things, vacate and withdraw the Order. As the result of Court-recommended mediation between the parties, all of the claims in this matter among all parties were settled on a confidential basis for an amount that did not have a material impact on the Company’s financial statements. On November 15, 2018, the Court vacated and withdrew the Order and the entire matter was dismissed with prejudice on November 28, 2018.

Commitments

We have operating lease obligations for regional office facilities. These leases expire in various years through 2035. Expenses associated with these leases totaled $6.9 million in 2018, $6.8 million in 2017 and $6.4 million in 2016. Minimum future rental payments under non-cancellable leases are as follows:

(in thousands)
2019	$5,911
2020	6,019
2021	5,924
2022	5,884
2023	4,459
2024-2035	3,968
Total minimum future rental payments	$32,165

As of December 31, 2018, we also had $18.8 million of unfunded commitments related to our investments in private funds and $7.4 million of unfunded commitments related to our low income housing tax credit investments. See note 2 for more information on these investments.

11. OPERATING SEGMENT INFORMATION

The segments of our insurance operations include casualty, property and surety. The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We offer fidelity and crime coverage for commercial insureds and select financial institutions and medical and healthcare professional liability coverage in the excess and surplus market. We also assume a limited amount of hard-to-place risks through a quota share reinsurance agreement. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Our property reinsurance and recreational vehicle products are in runoff after we began curtailing offerings at the end of 2015 and 2016, respectively. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout market cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

REVENUES
(in thousands)	2018	2017	2016
Casualty	$523,472	$478,603	$454,843
Property	149,261	138,346	152,167
Surety	118,633	120,988	121,598
Net premiums earned	$791,366	$737,937	$728,608
Net investment income	62,085	54,876	53,075
Net realized gains	63,407	4,411	34,645
Net unrealized losses on equity securities	(98,735)	—	—
Total	$818,123	$797,224	$816,328

INSURANCE EXPENSES
(in thousands)	2018	2017	2016
Loss and settlement expenses:
Casualty	$329,763	$305,679	$259,907
Property	83,822	85,027	71,350
Surety	14,608	10,878	18,521
Total net loss and settlement expenses	$428,193	$401,584	$349,778

Policy acquisition costs:
Casualty	$151,007	$136,135	$128,566
Property	51,830	51,070	54,167
Surety	64,901	65,310	66,879
Total policy acquisition costs	$267,738	$252,515	$249,612

Other insurance expenses:
Casualty	$31,562	$32,885	$30,040
Property	12,725	14,108	13,819
Surety	9,516	10,001	9,234
Total other insurance expenses	$53,803	$56,994	$53,093
Total	$749,734	$711,093	$652,483

NET EARNINGS (LOSSES)
(in thousands)	2018	2017	2016
Casualty	$11,140	$3,904	$36,329
Property	884	(11,859)	12,832
Surety	29,608	34,799	26,964
Net underwriting income	$41,632	$26,844	$76,125
Net investment income	62,085	54,876	53,075
Net realized gains	63,407	4,411	34,645
Net unrealized losses on equity securities	(98,735)	—	—
General corporate expense and interest on debt	(16,864)	(18,766)	(17,596)
Equity in earnings of unconsolidated investees	16,056	17,224	10,833
Total earnings before incomes taxes	$67,581	$84,589	$157,082
Income tax expense (benefit)	$3,402	$(20,439)	$42,162
Total	$64,179	$105,028	$114,920

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2018	2017	2016
CASUALTY
Commercial excess and personal umbrella	$124,350	$115,543	$111,079
General liability	93,928	90,283	86,853
Commercial transportation	81,053	78,061	81,402
Professional services	79,951	78,508	75,872
Small commercial	51,519	49,601	45,660
Executive products	21,326	18,086	18,755
Medical professional liability	16,042	17,072	17,449
Other casualty	55,303	31,449	17,773
Total	$523,472	$478,603	$454,843

PROPERTY
Commercial property	$71,501	$63,117	$68,165
Marine	59,795	50,931	48,301
Specialty personal	16,901	20,793	24,981
Other property	1,064	3,505	10,720
Total	$149,261	$138,346	$152,167

SURETY
Miscellaneous	$46,968	$47,237	$46,235
Contract	28,196	28,573	28,240
Commercial	26,751	27,625	29,105
Energy	16,718	17,553	18,018
Total	$118,633	$120,988	$121,598
Grand total	$791,366	$737,937	$728,608

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2018
Net premiums earned	$190,027	$196,522	$200,815	$204,002	$791,366
Net investment income	14,232	14,577	16,314	16,962	62,085
Net realized gains (losses)	8,404	20,849	18,647	15,507	63,407
Net unrealized gains (losses) on equity securities	(26,772)	(12,611)	4,848	(64,200)	(98,735)
Earnings (losses) before income taxes	14,378	39,562	46,349	(32,708)	67,581
Net earnings (loss)	12,216	33,251	39,372	(20,660)	64,179
Basic earnings per share(1)	$0.28	$0.75	$0.89	$(0.46)	$1.45
Diluted earnings per share(1)	$0.27	$0.74	$0.88	$(0.46)	$1.43
2017
Net premiums earned	$183,285	$184,331	$182,025	$188,296	$737,937
Net investment income	13,005	13,238	14,187	14,446	54,876
Net realized gains (losses)	624	(1,359)	35	5,111	4,411
Net unrealized gains (losses) on equity securities	—	—	—	—	—
Earnings (losses) before income taxes	26,443	34,036	(862)	24,972	84,589
Net earnings (loss)	19,828	26,208	1,734	57,258	105,028
Basic earnings per share(1)	$0.45	$0.60	$0.04	$1.30	$2.39
Diluted earnings per share(1)	$0.45	$0.59	$0.04	$1.29	$2.36

(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RLI Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for equity investments in 2018 due to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Controls and Procedures. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 108 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 2, 2019, and the information under the following captions is included in such incorporation by reference: “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal three: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 121-122.

(b)	Exhibits. See Exhibit Index on pages 121-122.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 111.

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2018

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. Government	$199,982	$200,229	$200,229
U.S. Agency	31,716	31,904	31,904
Non-U.S. Government & Agency	8,170	7,639	7,639
Agency MBS	402,992	395,253	395,253
ABS/CMBS*	137,224	136,723	136,723
Corporate	681,909	668,679	668,679
Municipal	314,472	320,088	320,088
Total available-for-sale	$1,776,465	$1,760,515	$1,760,515
Total fixed maturities	$1,776,465	$1,760,515	$1,760,515

Equity securities:
Common stock:
Ind Misc & all other	$98,879	$177,040	$177,040
ETFs (Ind/misc)	121,494	163,443	163,443
Total equity securities	$220,373	$340,483	$340,483
Cash & short-term investments	41,690	41,690	41,690
Other invested assets	51,760	51,542	51,542
Total investments and cash	$2,090,288	$2,194,230	$2,194,230

*Non-agency asset-backed & commercial mortgage-backed

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 108 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2018	2017
ASSETS

Cash	$3,214	$204
Short-term investments, at cost which approximates fair value	—	70
Accounts receivable, affiliates	—	1,057
Investments in subsidiaries	828,806	912,515
Investments in unconsolidated investee	79,521	77,720
Fixed income:
Available-for-sale, at fair value (amortized cost - $58,812 in 2018 and $23,184 in 2017)	59,878	23,210
Property and equipment, at cost, net of accumulated depreciation of $1,494 in 2018 and $1,426 in 2017	1,914	1,982
Income taxes receivable - current	—	1,542
Other assets	547	156
Total assets	$973,880	$1,018,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, affiliates	$130	$—
Income taxes payable - current	32	—
Income taxes - deferred	15,081	13,207
Bonds payable, long-term debt	149,115	148,928
Interest payable, long-term debt	2,153	2,153
Other liabilities	527	570
Total liabilities	$167,038	$164,858

Shareholders’ equity:
Common stock ($0.01 par value in 2018 and $1.00 par value in 2017)
(100,000,000 share authorized, 67,434,257 shares issued and 44,504,043 shares outstanding in 2018)
(100,000,000 share authorized, 67,078,569 shares issued and 44,148,355 shares outstanding in 2017)	$674	$67,079
Paid-in capital	305,660	233,077
Accumulated other comprehensive earnings, net of tax	(14,572)	157,919
Retained earnings	908,079	788,522
Deferred compensation	8,354	8,640
Treasury stock, at cost (22,930,214 shares in 2018 and 2017)	(401,353)	(401,639)
Total shareholders’ equity	$806,842	$853,598
Total liabilities and shareholders’ equity	$973,880	$1,018,456

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2018	2017	2016
Net investment income	$648	$647	$942
Net realized losses	(142)	(36)	(360)
Equity in earnings of unconsolidated investee	12,471	14,436	9,764
Selling, general and administrative expenses	(9,427)	(11,340)	(10,170)
Interest expense on debt	(7,437)	(7,426)	(7,426)
Loss before income taxes	$(3,887)	$(3,719)	$(7,250)
Income tax benefit	(2,359)	(16,601)	(8,467)
Net earnings (loss) before equity in net earnings of subsidiaries	$(1,528)	$12,882	$1,217
Equity in net earnings of subsidiaries	65,707	92,146	113,703
Net earnings	$64,179	$105,028	$114,920
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$710	$21	$308
Less: reclassification adjustment for gains (losses) included in net earnings	112	6	(131)
Other comprehensive income - parent only	$822	$27	$177
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(34,819)	35,282	(1,341)
Other comprehensive earnings (loss)	$(33,997)	$35,309	$(1,164)
Comprehensive earnings	$30,182	$140,337	$113,756

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2018	2017	2016
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$(1,528)	$12,882	$1,217
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized losses	142	36	360
Depreciation	68	77	196
Other items, net	(471)	595	560
Change in:
Affiliate balances receivable/payable	1,187	(930)	(535)
Federal income taxes	3,430	(6,874)	9,762
Stock option excess tax benefit	—	—	(9,576)
Changes in investment in unconsolidated investee:
Undistributed earnings	(12,471)	(14,436)	(9,764)
Dividends received	9,900	—	9,900
Net cash provided by (used in) operating activities	$257	$(8,650)	$2,120
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(73,812)	$(5,773)	$(12,844)
Short-term investments, net	—	(47)	—
Sale of:
Fixed income, available-for-sale	12,056	24,771	4,981
Short-term investments, net	70	—	63
Property and equipment	—	128	—
Call or maturity of:
Fixed income, available-for-sale	75,662	3,499	6,859
Cash dividends received-subsidiaries	73,363	107,000	123,600
Net cash provided by investing activities	$87,339	$129,578	$122,659
Cash flows from financing activities
Stock option excess tax benefit	$—	$—	$9,576
Proceeds from stock option exercises	6,076	3,502	(741)
Cash dividends paid	(90,662)	(124,247)	(133,771)
Net cash used in financing activities	$(84,586)	$(120,745)	$(124,936)
Net (decrease) increase in cash	$3,010	$183	$(157)
Cash at beginning of year	204	21	178
Cash at end of year	$3,214	$204	$21

Interest paid on outstanding debt amounted to $7.3 million for 2018, 2017 and 2016, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2018, 2017 and 2016

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2018

Casualty segment	$50,040	$1,283,204	$330,836	$523,472	$363,015
Property segment	14,090	134,822	93,032	149,261	94,635
Surety segment	20,804	43,322	72,637	118,633	20,493

RLI Insurance Group	$84,934	$1,461,348	$496,505	$791,366	$478,143

Year ended December 31, 2017

Casualty segment	$44,358	$1,127,787	$296,751	$478,603	$323,141
Property segment	13,029	107,304	84,010	138,346	97,161
Surety segment	20,329	36,412	70,688	120,988	20,150

RLI Insurance Group	$77,716	$1,271,503	$451,449	$737,937	$440,452

Year ended December 31, 2016

Casualty segment	$39,131	$1,021,506	$276,096	$454,843	$292,308
Property segment	13,115	76,989	84,425	152,167	76,143
Surety segment	20,901	40,842	73,256	121,598	23,321

RLI Insurance Group	$73,147	$1,139,337	$433,777	$728,608	$391,772

NOTE 1: Investment income is not allocated to the segments, therefore net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2018, 2017 and 2016

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2018

Casualty segment	$(33,252)	$151,007	$31,562	$547,177
Property segment	(10,813)	51,830	12,725	155,601
Surety segment	(5,885)	64,901	9,516	120,397

RLI Insurance Group	$(49,950)	$267,738	$53,803	$823,175

Year ended December 31, 2017

Casualty segment	$(17,462)	$136,135	$32,885	$494,649
Property segment	(12,134)	51,070	14,108	137,031
Surety segment	(9,272)	65,310	10,001	118,174

RLI Insurance Group	$(38,868)	$252,515	$56,994	$749,854

Year ended December 31, 2016

Casualty segment	$(32,401)	$128,566	$30,040	$470,082
Property segment	(4,793)	54,167	13,819	149,170
Surety segment	(4,800)	66,879	9,234	121,700

RLI Insurance Group	$(41,994)	$249,612	$53,093	$740,952

See the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2018, 2017 and 2016

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2018

Casualty segment	$578,643	$96,639	$41,468	$523,472	7.9%
Property segment	193,855	44,634	40	149,261	0.0%
Surety segment	123,736	5,521	418	118,633	0.4%

RLI Insurance Group premiums earned	$896,234	$146,794	$41,926	$791,366	5.3%

2017

Casualty segment	$536,085	$86,190	$28,708	$478,603	6.0%
Property segment	172,668	37,607	3,285	138,346	2.4%
Surety segment	126,365	5,905	528	120,988	0.4%

RLI Insurance Group premiums earned	$835,118	$129,702	$32,521	$737,937	4.4%

2016

Casualty segment	$528,691	$89,635	$15,787	$454,843	3.5%
Property segment	179,460	38,353	11,060	152,167	7.3%
Surety segment	127,143	6,584	1,039	121,598	0.9%

RLI Insurance Group premiums earned	$835,294	$134,572	$27,886	$728,608	3.8%

See the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2018, 2017 and 2016

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2018 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2017 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2016 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

See the accompanying report of independent registered public accounting firm on page 108 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2018, 2017 and 2016

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2018	$84,934	$1,461,348	$496,505	$791,366	$62,085
2017	$77,716	$1,271,503	$451,449	$737,937	$54,876
2016	$73,147	$1,139,337	$433,777	$728,608	$53,075

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2018	$478,143	$(49,950)	$267,738	$301,356	$823,175
2017	$440,452	$(38,868)	$252,515	$283,185	$749,854
2016	$391,772	$(41,994)	$249,612	$304,606	$740,952

(1)	Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 108 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.
3.2	By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.
4.2	Supplemental Indenture	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.
10.1	The RLI Corp. Directors’ Irrevocable Trust Agreement*	Incorporated by reference to the Company’s Form 10-K filed February 23, 2018.
10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10‑Q filed July 20, 2018.
10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 23, 2018.
10.4	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.
10.5	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.6	RLI Corp. Annual Incentive Compensation Plan*	Incorporated by reference to the Company’s Form 10-K filed February 23, 2018.
10.7	Market Value Potential (MVP), Executive Incentive Program Guideline*	Incorporated by reference to the Company’s Form 10-K filed February 23, 2018.
10.8	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.
10.9	Credit Agreement (JPMorgan Chase Bank, N.A.)	Incorporated by reference to the Company’s Form 8‑K filed May 30, 2018.
10.10	RLI Corp. 2015 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 7, 2015.
10.11	RLI Corp. Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Form 10‑Q filed October 24, 2018.
10.12	Shareholders Agreement by and among RLI Corp., Walter F. Hester III, and the Walter F. Hester III Revocable Trust	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2018.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 75.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 124

23.1	Consent of KPMG LLP	Page 125

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 126

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 127

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 128

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 129

101	XBRL-Related Documents	Attached as Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Thomas L. Brown
Thomas L. Brown
Senior Vice President, Chief Financial Officer

Date:	February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Thomas L. Brown
	Jonathan E. Michael, Chairman & CEO		Thomas L. Brown, Senior Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ Kaj Ahlmann	By:	/s/ Jordan W. Graham
	Kaj Ahlmann, Director		Jordan W. Graham, Director

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ Michael E. Angelina	By:	/s/ Jonathan E. Michael
	Michael E. Angelina, Director		Jonathan E. Michael, Director

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ John T. Baily	By:	/s/ Robert P. Restrepo, Jr.
	John T. Baily, Director		Robert P. Restrepo, Jr., Director

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ Debbie S. Roberts
	Calvin G. Butler, Jr., Director		Debbie S. Roberts, Director

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ David B. Duclos	By:	/s/ James J. Scanlan
	David B. Duclos, Director		James J. Scanlan, Director

Date:	February 22, 2019	Date:	February 22, 2019

By:	/s/ Susan S. Fleming	By:	/s/ Michael J. Stone
	Susan S. Fleming, Director		Michael J. Stone, Director

Date:	February 22, 2019	Date:	February 22, 2019