Form 10-Q
period 2019-03-31
RLI CORP
filed 2019-04-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number:    001-09463

RLI Corp.

(Exact name of registrant as specified in its charter)

Delaware	37-0889946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12, 2019, the number of shares outstanding of the registrant’s Common Stock was 44,554,256.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2019	2018

Net premiums earned	$204,689	$190,027
Net investment income	16,565	14,232
Net realized gains	9,068	8,460
Other-than-temporary impairment (OTTI) losses on investments	-	(56)
Net unrealized gains (losses) on equity securities	33,498	(26,772)
Consolidated revenue	$263,820	$185,891
Losses and settlement expenses	94,297	92,421
Policy acquisition costs	71,292	66,734
Insurance operating expenses	16,667	13,385
Interest expense on debt	1,861	1,856
General corporate expenses	3,276	2,283
Total expenses	$187,393	$176,679
Equity in earnings of unconsolidated investees	5,314	5,166
Earnings before income taxes	$81,741	$14,378
Income tax expense	16,268	2,162
Net earnings	$65,473	$12,216

Other comprehensive earnings (loss), net of tax	29,301	(26,398)
Comprehensive earnings (loss)	$94,774	$(14,182)

Earnings per share:
Basic:
Basic net earnings per share	$1.47	$0.28
Basic comprehensive earnings (loss) per share	$2.13	$(0.32)

Diluted:
Diluted net earnings per share	$1.46	$0.27
Diluted comprehensive earnings (loss) per share	$2.11	$(0.32)

Weighted average number of common shares outstanding:
Basic	44,536	44,221
Diluted	44,887	44,650

Cash dividends paid per common share	$0.22	$0.21

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,772,097 at 3/31/19 and $1,776,465 at 12/31/18)	$1,793,343	$1,760,515
Equity securities, at fair value (cost - $234,428 at 3/31/19 and $220,373 at 12/31/18)	388,281	340,483
Short-term investments, at cost which approximates fair value	44,087	11,550
Other invested assets	54,262	51,542
Cash	25,181	30,140
Total investments and cash	$2,305,154	$2,194,230
Accrued investment income	14,080	14,033
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $17,055 at 3/31/19 and $16,967 at 12/31/18	139,487	152,576
Ceded unearned premium	71,011	71,174
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,808 at 3/31/19 and $9,793 at 12/31/18	364,374	364,999
Deferred policy acquisition costs	82,893	84,934
Property and equipment, at cost, net of accumulated depreciation of $56,322 at 3/31/19 and $54,275 at 12/31/18	54,121	54,692
Investment in unconsolidated investees	100,174	94,967
Goodwill and intangibles	54,432	54,534
Other assets	51,149	18,926
TOTAL ASSETS	$3,236,875	$3,105,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,479,344	$1,461,348
Unearned premiums	482,325	496,505
Reinsurance balances payable	14,286	22,591
Funds held	74,043	72,309
Income taxes-deferred	39,672	24,238
Bonds payable, long-term debt	149,162	149,115
Accrued expenses	28,896	45,124
Other liabilities	74,442	26,993
TOTAL LIABILITIES	$2,342,170	$2,298,223

Shareholders’ Equity
Common stock ($0.01 par value, 100,000,000 shares authorized)
(67,484,470 shares issued, 44,554,256 shares outstanding at 3/31/19)
(67,434,257 shares issued, 44,504,043 shares outstanding at 12/31/18)	$675	$674
Paid-in capital	308,551	305,660
Accumulated other comprehensive earnings	14,729	(14,572)
Retained earnings	963,749	908,079
Deferred compensation	7,315	8,354
Less: Treasury shares at cost
(22,930,214 shares at 3/31/19 and 12/31/18)	(400,314)	(401,353)
TOTAL SHAREHOLDERS’ EQUITY	$894,705	$806,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,236,875	$3,105,065

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2018	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	$86	$—	$—	$(138,494)	$138,580	$—	$—
Net earnings	—	12,216	—	—	—	12,216	—	—
Other comprehensive earnings (loss), net of tax	—	(26,398)	—	—	(26,398)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(584)	584
Share-based compensation	104,771	2,721	104	2,617	—	—	—	—
Dividends and dividend equivalents ($0.21 per share)	—	(9,290)	—	—	—	(9,290)	—	—
Balance, March 31, 2018	44,253,126	$832,933	$67,183	$235,694	$(6,973)	$930,028	$8,056	$(401,055)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	$65,473	$—	$—	$—	$65,473	$—	$—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2019	2018

Net cash provided by operating activities	$30,787	$15,393
Cash Flows from Investing Activities
Investments purchased	$(132,080)	$(177,324)
Investments sold	112,538	123,869
Investments called or matured	24,745	41,337
Net change in short-term investments	(32,537)	9,980
Net property and equipment purchased	(1,510)	(2,065)
Other	9	35
Net cash used in investing activities	$(28,835)	$(4,168)

Cash Flows from Financing Activities
Cash dividends paid	$(9,797)	$(9,290)
Stock plan share issuance	2,886	2,721
Net cash used in financing activities	$(6,911)	$(6,569)

Net increase in cash	$(4,959)	$4,656

Cash at the beginning of the period	$30,140	$24,271
Cash at March 31	$25,181	$28,927

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  DESCRIPTION OF BUSINESS

RLI Corp. (the “Company”) is an insurance holding company that was organized in 1965. As reported in previous SEC filings, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware on May 4, 2018 (the “Reincorporation”). The Reincorporation was effected by merging RLI Corp., an Illinois corporation (“RLI Illinois”) into RLI Corp., a Delaware corporation (“RLI Delaware”). Each outstanding share of RLI Illinois common stock, which had a par value of $1.00 per share, was automatically converted into one outstanding share of RLI Delaware common stock, with a par value of $0.01 per share. In order to reflect the new par value of common stock on the balance sheet, a $66.4 million reclassification from common stock to paid-in-capital was made during the second quarter of 2018. For more information on the Reincorporation, see RLI Corp.’s Form 8-K filed on May 7, 2018.

B.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2018 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2019 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2018 to conform to the classifications used in the current year.

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

C.  ADOPTED ACCOUNTING STANDARDS

ASU 2016-02, Leases (Topic 842)

ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under previous guidance for lessees, leases were only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the statement of cash flows.

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019.  We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net earnings, no adjustment to the opening balance of retained earnings was required. As of March 31, 2019, $26.8 million of right-of-use assets and corresponding lease liabilities for operating leases were added to the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Under previous guidance, the amortization period for callable debt securities held at a premium was generally the contractual life of the instrument. However, if an entity had a large number of similar loans, it could consider estimates of future principal prepayments. For those who chose to not incorporate an estimate of future prepayments, ASU 2017-08 shortens the amortization period for premium on debt securities to the earliest call date, rather than the maturity date, to align the amortization method with how the securities are quoted, priced and traded. After the earliest call date, if the call option is not exercised, the entity shall reset the effective yield using the payment terms of the debt security. Any excess of the amortized cost basis over the amount payable will be amortized to the next call date or to maturity if there are no other call dates. The method of accounting for a discount does not change and will continue to be amortized over the life of the bond.

We adopted ASU 2017-08 on January 1, 2019 using a modified retrospective approach. As we had been incorporating estimates of future principal prepayments when calculating the effective yield for bonds carrying a premium under the old guidance, the adoption of this update did not have a material impact on our financial statements.

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019.  Our long term incentive plan limits the awards of share-based payments to employees and directors of the Company. As our share-based compensation expense to nonemployee directors was $0.1 million in the first three months of 2019, the standard did not have a material impact on our financial statements.

D.  PROSPECTIVE ACCOUNTING STANDARDS

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bonds (83.8 percent rated A or better at March 31, 2019) and we purchase reinsurance from financially strong reinsurers for which we already have an allowance for uncollectible reinsurance amounts, we do not expect that the effect of adoption will be material.

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

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

ASU 2018-15 requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Relevant implementation costs in the development stage are capitalized, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized costs are expensed over the term of the hosting arrangement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. This update can either be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating how the adoption of this ASU will affect our financial statements.

E.  INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.4 million and $54.5 million at March 31, 2019 and December 31, 2018, respectively, as detailed in the following table.

Goodwill and Intangible Assets	March 31,	December 31,
(in thousands)	2019	2018
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,164 at 3/31/19 and $3,062 at 12/31/18	870	972
Total intangibles	$8,370	$8,472

Total goodwill and intangibles	$54,432	$54,534

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the first quarter of 2019 and 2018.

Annual impairment testing was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during 2018. Based upon these reviews, none of the assets were impaired. In addition, as of March 31, 2019, there were no triggering events that would suggest an updated review was necessary on the above mentioned goodwill and intangible assets.

As previously disclosed, adverse loss experience triggered the need to test the medical professional liability reporting unit during the first quarter of 2018, which resulted in a $4.4 million non-cash impairment charge. A fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge. A fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a

$3.6 million non-cash impairment charge. Subsequent to the first quarter 2018 impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the consolidated statement of earnings.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2019			Ended March 31, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$65,473	44,536	$1.47	$12,216	44,221	$0.28
Effect of Dilutive Securities
Stock options	-	351		-	429
Diluted EPS
Income available to common shareholders	$65,473	44,887	$1.46	$12,216	44,650	$0.27

G.  COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent.

Unrealized gains, net of tax, on the fixed income portfolio for the first three months of 2019 were $29.3 million, compared to $26.4 million of unrealized losses, net of tax, during the same period last year. Unrealized gains in the first three months of 2019 were attributable to declining interest rates, which increased the fair value of securities held in the fixed income portfolio. In contrast,  rising interest rates decreased the fair value of securities held in the fixed income portfolio in the first three months of 2018.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements.

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2019	2018

Beginning balance	$(14,572)	$157,919
Cumulative effect adjustment of ASU 2016-01	-	(142,219)
Adjusted beginning balance	$(14,572)	$15,700
Other comprehensive earnings before reclassifications	29,795	(26,410)
Amounts reclassified from accumulated other comprehensive earnings	(494)	12
Net current-period other comprehensive earnings (loss)	$29,301	$(26,398)
Reclassification of stranded tax effect per ASU 2018-02	-	3,725
Ending balance	$14,729	$(6,973)

In 2018, the adoption of accounting standards resulted in adjustments to accumulated other comprehensive earnings. ASU 2016-01 required equity investments to be measured at fair value with changes in fair value recognized in net earnings. A cumulative-effect adjustment was made as of the beginning of 2018, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings. ASU 2018-02 addressed issues arising from the enactment of the Tax Cuts and Jobs Act of 2017. Accounting guidance required deferred tax items  to be revalued based on the new tax laws with the changes included in net earnings. Since other comprehensive earnings was not affected by the revaluation of the deferred tax items, the accumulated other comprehensive earnings balance was reflective of the historic tax rate instead of the newly enacted rate, which created a stranded tax effect. ASU 2018-02 allowed for the reclassification of our $3.7 million stranded tax effect out of accumulated other comprehensive earnings into retained earnings.

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2019	2018	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$625	$41	Net realized gains (losses)
	-	(56)	Other-than-temporary impairment (OTTI) losses on investments
	$625	$(15)	Earnings before income taxes
	(131)	3	Income tax benefit (expense)
	$494	$(12)	Net earnings (loss)

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

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at March 31, 2019 and December 31, 2018 were as follows:

Available-for-sale
(in thousands)
	March 31, 2019
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$192,148	$2,964	$(384)	$194,728
U.S. agency	31,712	1,043	(17)	32,738
Non-U.S. govt. & agency	8,162	74	(293)	7,943
Agency MBS	396,248	3,211	(5,493)	393,966
ABS/CMBS*	146,164	983	(341)	146,806
Corporate	684,492	12,934	(3,910)	693,516
Municipal	313,171	10,664	(189)	323,646
Total Fixed Income	$1,772,097	$31,873	$(10,627)	$1,793,343

*Non-agency asset-backed and commercial mortgage-backed

Available-for-sale
(in thousands)
	December 31, 2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$199,982	$1,232	$(985)	$200,229
U.S. agency	31,716	403	(215)	31,904
Non-U.S. govt. & agency	8,170	-	(531)	7,639
Agency MBS	402,992	1,709	(9,448)	395,253
ABS/CMBS*	137,224	375	(876)	136,723
Corporate	681,909	2,894	(16,124)	668,679
Municipal	314,472	6,926	(1,310)	320,088
Total Fixed Income	$1,776,465	$13,539	$(29,489)	$1,760,515

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of March 31, 2019:

	March 31, 2019
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$42,428	$42,477
Due after one year through five years	390,764	395,761
Due after five years through 10 years	615,405	627,475
Due after 10 years	181,088	186,858
Mtge/ABS/CMBS*	542,412	540,772
Total available-for-sale	$1,772,097	$1,793,343

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018. The tables segregate the securities based on type, noting the fair value, amortized cost and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of March 31, 2019, unrealized losses on fixed income securities, as shown in the following tables, were 0.5 percent of total invested assets. Unrealized losses decreased through the first three months of 2019, as interest rates decreased from the end of 2018, increasing the fair value of securities held in the fixed income portfolio.

	March 31, 2019			December 31, 2018
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. Government
Fair value	$—	$46,641	$46,641	$7,249	$76,073	$83,322
Amortized cost	—	47,025	47,025	7,270	77,037	84,307
Unrealized Loss	$—	$(384)	$(384)	$(21)	$(964)	$(985)

U.S. Agency
Fair value	$—	$3,988	$3,988	$—	$8,843	$8,843
Amortized cost	—	4,005	4,005	—	9,058	9,058
Unrealized Loss	$—	$(17)	$(17)	$—	$(215)	$(215)

Non-U.S. government
Fair value	$—	$3,669	$3,669	$5,432	$2,207	$7,639
Amortized cost	—	3,962	3,962	5,571	2,599	8,170
Unrealized Loss	$—	$(293)	$(293)	$(139)	$(392)	$(531)

Agency MBS
Fair value	$1,388	$239,998	$241,386	$25,345	$261,325	$286,670
Amortized cost	1,389	245,490	246,879	25,486	270,632	296,118
Unrealized Loss	$(1)	$(5,492)	$(5,493)	$(141)	$(9,307)	$(9,448)

ABS/CMBS*
Fair value	$20,570	$30,341	$50,911	$46,918	$32,137	$79,055
Amortized cost	20,689	30,563	51,252	47,146	32,785	79,931
Unrealized Loss	$(119)	$(222)	$(341)	$(228)	$(648)	$(876)

Corporate
Fair value	$70,935	$120,782	$191,717	$306,177	$147,751	$453,928
Amortized cost	72,528	123,099	195,627	315,428	154,624	470,052
Unrealized Loss	$(1,593)	$(2,317)	$(3,910)	$(9,251)	$(6,873)	$(16,124)

Municipal
Fair value	$—	$18,229	$18,229	$6,036	$55,681	$61,717
Amortized cost	—	18,418	18,418	6,052	56,975	63,027
Unrealized Loss	$—	$(189)	$(189)	$(16)	$(1,294)	$(1,310)

Total fixed income
Fair value	$92,893	$463,648	$556,541	$397,157	$584,017	$981,174
Amortized cost	94,606	472,562	567,168	406,953	603,710	1,010,663
Unrealized Loss	$(1,713)	$(8,914)	$(10,627)	$(9,796)	$(19,693)	$(29,489)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at March 31, 2019 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$434,824	$427,442	$(7,382)	69.5%
2	BBB	Baa	59,320	57,548	(1,772)	16.7%
3	BB	Ba	34,925	34,375	(550)	5.2%
4	B	B	36,178	35,408	(770)	7.2%
5	CCC	Caa	1,921	1,768	(153)	1.4%
6	CC or lower	Ca or lower	-	-	-	-%
		Total	$567,168	$556,541	$(10,627)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 481 securities in an unrealized loss position as of March 31, 2019. The $10.6 million in associated unrealized losses for these 481 securities represents 0.6 percent of the fixed income portfolio’s cost basis. Of these 481 securities, 259 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. We did not recognize any other-than-temporary impairment (OTTI) losses in earnings on the fixed income portfolio in the first quarter of 2019. Comparatively, we recognized $0.1 million in OTTI losses in earnings on one fixed income security that we no longer had the intent to hold in the same period in 2018. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized during the first quarter of 2019 on equity securities still held as of March 31, 2019 were $41.9 million. Unrealized losses recognized during the first quarter of 2018 on equity securities still held as of March 31, 2018 were $12.3 million.

Other Invested Assets

We had $54.3 million of other invested assets at March 31, 2019, compared to $51.5 million at the end of 2018. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $19.7 million at March 31, 2019, compared to $20.3 million at December 31, 2018 and recognized a total tax benefit of $0.6 million during the first quarter of 2019, the same as the prior year. Our unfunded commitment for our LIHTC investments totaled $7.0 million at March 31, 2019 and will be paid out in installments through 2025.

As of March 31, 2019, $16.0 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three month period ending March 31, 2019, there were no outstanding borrowings with the FHLBC.

We had $15.1 million of unfunded commitments related to our investments in private funds at March 31, 2019. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An IPO would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $25.2 million at March 31, 2019, compared to $30.1 million at the end of 2018. As of March 31, 2019, we had $44.1 million of short-term investments that were carried at cost and approximated fair value, compared to $11.6 million at December 31, 2018.

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

For all of our fixed income securities classified as Level 2, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. In some cases, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. In both comparisons, if discrepancies are found, we compare our prices to actual reported trade data for like securities. No changes to the fair values supplied by our pricing services have occurred as a result of our reviews. Based on these assessments, we have determined that the fair values of our Level 2 securities provided by our pricing services are reasonable.

Common Stock: All but one of our common stock holdings are traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity security not traded on an exchange is provided by a third-party pricing source and is classified as Level 2.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investment’s net asset value per share and are not categorized within the fair value hierarchy.

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of March 31, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$194,728	$—	$194,728
U.S. agency	—	32,738	—	32,738
Non-U.S. govt. & agency	—	7,943	—	7,943
Agency MBS	—	393,966	—	393,966
ABS/CMBS*	—	146,806	—	146,806
Corporate	—	693,516	—	693,516
Municipal	—	323,646	—	323,646
Total fixed income securities - available-for-sale	$—	$1,793,343	$—	$1,793,343
Equity securities	387,778	503	—	388,281
Total	$387,778	$1,793,846	$—	$2,181,624

	As of December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$200,229	$—	$200,229
U.S. agency	—	31,904	—	31,904
Non-U.S. govt. & agency	—	7,639	—	7,639
Agency MBS	—	395,253	—	395,253
ABS/CMBS*	—	136,723	—	136,723
Corporate	—	668,679	—	668,679
Municipal	—	320,088	—	320,088
Total fixed income securities - available-for-sale	$—	$1,760,515	$—	$1,760,515
Equity securities	339,985	498	—	340,483
Total	$339,985	$1,761,013	$—	$2,100,998

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of levels 1 or 2 during the three-month period ended March  31, 2019.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2019 and 2018.

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2019	2018
Unpaid losses and LAE at beginning of year
Gross	$1,461,348	$1,271,503
Ceded	(364,999)	(301,991)
Net	$1,096,349	$969,512

Increase (decrease) in incurred losses and LAE
Current accident year	$113,930	$107,011
Prior accident years	(19,633)	(14,590)
Total incurred	$94,297	$92,421

Loss and LAE payments for claims incurred
Current accident year	$(5,531)	$(3,384)
Prior accident year	(70,145)	(64,121)
Total paid	$(75,676)	$(67,505)

Net unpaid losses and LAE at March 31,	$1,114,970	$994,428

Unpaid losses and LAE at March 31,
Gross	$1,479,344	$1,303,131
Ceded	(364,374)	(308,703)
Net	$1,114,970	$994,428

For the first three months of 2019, incurred losses and LAE included $19.6 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from general liability, commercial excess and personal umbrella, professional services and surety. Executive products was the exception and experienced adverse development.

For the first three months of 2018, incurred losses and LAE included $14.6 million of favorable development on prior years’ loss reserves. Commercial excess and personal umbrella, general liability and small commercial were drivers of the favorable development within the casualty segment. Property and surety segments also developed favorably, contributing to the decrease in incurred losses on prior accident years.

5.  INCOME TAXES

Our effective tax rate for the three-month period ended March  31, 2019 was 19.9 percent, compared to 15.0 percent for the same period in 2018.  Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the first quarter of 2019 due largely to higher levels of pre-tax earnings, which caused the tax favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year.

Income tax expense attributable to income from operations for the three-month periods ended March 31, 2019 and 2018 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended March 31,
	2019		2018
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$17,166	21.0%	$3,019	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(741)	(0.9)%	(1,143)	(7.9)%
Tax exempt interest income	(345)	(0.4)%	(581)	(4.0)%
Dividends received deduction	(203)	(0.2)%	(196)	(1.4)%
ESOP dividends paid deduction	(137)	(0.2)%	(139)	(1.0)%
Other items, net	528	0.6%	1,202	8.3%
Total tax expense	$16,268	19.9%	$2,162	15.0%

6.  STOCK BASED COMPENSATION

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 1,944,380 awards under the 2015 LTIP, including 40,750 thus far in 2019.

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

The following tables summarize option activity for the periods ended March 31, 2019 and 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	40,750	$66.16
Options exercised	(50,580)	$33.71		$1,795
Options canceled/forfeited	(19,100)	$57.28
Outstanding options at March 31, 2019	1,935,950	$55.00	5.14	$32,589
Exercisable options at March 31, 2019	702,250	$47.84	3.73	$16,794

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	36,750	$64.42
Options exercised	(147,370)	$30.01		$5,001
Options canceled/forfeited	(4,800)	$62.55
Outstanding options at March 31, 2018	2,141,595	$48.22	4.90	$32,883
Exercisable options at March 31, 2018	853,835	$40.27	3.32	$19,834

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2019, 40,750 stock options were granted with a weighted average exercise price of $66.16 and a weighted average fair value of $11.35. We recognized $1.0 million of expense in the first quarter of 2019 related to options vesting. Since options granted under our 2010 LTIP and 2015 LTIP are non-qualified, we recorded a tax benefit of $0.2 million in the first quarter of 2019 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.9 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of compensation expense and a tax benefit of $0.2 million in the first quarter of 2018.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2019		2018

Weighted-average fair value of grants	$11.35		$9.16
Risk-free interest rates	2.94%		2.02%
Dividend yield	2.98%		3.60%
Expected volatility	22.84%		22.93%
Expected option life	5.11	years	5.13	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the shares are granted. Generally, these units have a three-year cliff vesting. When participants terminate employment with the Company after having met the definition of retirement under the 2015 LTIP, defined as those individuals whose age and years of service equals 75, the RSUs will become fully vested. In addition, the RSUs have dividend participation which accrue as additional units and are settled with granted stock units at the end of the vesting period.

As of March 31, 2019, 30,075 RSUs have been granted to employees under the 2015 LTIP and 29,793 remain outstanding. We recognized $0.1 million of expense on these units in the first quarter of 2019.  Comparatively, we recognized $0.1 million of expense in the first quarter of 2018. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.6 million, which will be recognized over the remainder of the vesting period.

In 2018, each outside director received RSUs with a fair market value of $50,000 on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of March 31, 2019, 8,430 restricted stock units have been granted to directors under the 2015 LTIP. Due to dividend participation on RSUs, which accrue as additional units, 8,656 director RSUs were outstanding as of March 31, 2019. We recognized $0.1 million of compensation expense on these units in the first quarter of 2019. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.1 million, which will be recognized over the remainder of the vesting period.

7.  OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2019	2018
Casualty	$136,900	$125,850
Property	38,746	35,182
Surety	29,043	28,995
Net premiums earned	$204,689	$190,027
Net investment income	16,565	14,232
Net realized gains	9,068	8,404
Net unrealized gains (losses) on equity securities	33,498	(26,772)
Total consolidated revenue	$263,820	$185,891

NET EARNINGS
(in thousands)	2019	2018
Casualty	$5,343	$1,561
Property	8,246	5,882
Surety	8,844	10,044
Net underwriting income	$22,433	$17,487
Net investment income	16,565	14,232
Net realized gains	9,068	8,404
Net unrealized gains (losses) on equity securities	33,498	(26,772)
General corporate expense and interest on debt	(5,137)	(4,139)
Equity in earnings of unconsolidated investees	5,314	5,166
Total earnings before income taxes	$81,741	$14,378
Income tax expense	16,268	2,162
Total net earnings	$65,473	$12,216

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2019	2018
Casualty
Commercial excess and personal umbrella	$32,281	$29,952
General liability	23,888	23,165
Commercial transportation	20,404	19,175
Professional services	20,299	19,823
Small commercial	13,188	12,890
Executive products	6,069	5,052
Medical professional liability	3,106	4,472
Other casualty	17,665	11,321
Total	$136,900	$125,850

Property
Marine	$17,021	$13,857
Commercial property	16,875	16,951
Specialty personal	4,584	4,142
Other property	266	232
Total	$38,746	$35,182

Surety
Miscellaneous	$11,602	$11,642
Commercial	6,734	6,713
Contract	6,629	6,346
Energy	4,078	4,294
Total	$29,043	$28,995

Grand Total	$204,689	$190,027

8.  LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and forward. See note 1c for more information on the adoption of the ASU. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining lease terms of 1 to 16 years, some of which include options to extend the leases. Expenses associated with leases totaled $6.9 million in 2018, $6.8 million in 2017 and $6.4 million in 2016. The components of lease expense and other lease information as of and during the three-month period ended March 31, 2019 are as follows:

For the Three-Month Period
(in thousands)	Ended March 31, 2019
Operating Lease Cost	$1,481

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,395

Right-of-use assets obtained in exchange for new operating lease liabilities	$719

(in thousands)	March 31, 2019
Operating lease right-of-use assets	$26,784

Operating lease liabilities	$29,070

Weighted-average remaining lease term - operating leases	5.42	years

Weighted-average discount rate - operating leases	2.26%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(in thousands)	March 31, 2019	December 31, 2018
2019	$4,487	$5,911
2020	6,064	6,019
2021	5,965	5,924
2022	5,902	5,884
2023	4,453	4,459
Thereafter	4,127	3,968
Total future minimum lease payments	$30,998	$32,165

Less imputed interest	(1,928)	N/A
Total operating lease liability	$29,070	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW

RLI Corp. (the “Company”) was founded in 1965. We underwrite selected property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois.

As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. Coverages in the specialty admitted market such as our energy surety bonds, are for risks that are unique or hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory or marketing reasons. In addition, our coverages in the specialty admitted market may be designed to meet specific insurance needs of targeted insured groups, such as our professional liability and package coverages for design professionals and our stand-alone personal umbrella policy. The specialty admitted market is subject to more state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. We also underwrite coverages in the excess and surplus market. The excess and surplus market, unlike the admitted market, is less regulated and more flexible in terms of policy forms and premium rates. This market provides an alternative for customers with risks or loss exposures that generally cannot be written in the standard market. This typically results in coverages that are more restrictive and more expensive than coverages in the admitted market. When we underwrite within the excess and surplus market, we are selective in the lines of business and type of risks we choose to write. Using our non-admitted status in this market allows us to tailor terms and conditions to manage these exposures effectively. Often, the development of these coverages is generated through proposals brought to us by an agent or broker seeking coverage for a specific group of clients or loss exposures. Once a proposal is submitted, our underwriters determine whether it would be a viable product based on our business objectives.

The foundation of our overall business strategy is to underwrite for profit in all market conditions and we have achieved this for 23 consecutive years, averaging an 88.1 combined ratio over that period of time. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on generating total return. The fixed income portfolio consists primarily of highly-rated, diversified, liquid, investment-grade securities. Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio consists of a core stock portfolio weighted toward dividend-paying stocks, as well as exchange traded funds (ETFs). Our minority equity ownership interests in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company, have also enhanced financial results. We have a diversified investment portfolio and closely monitor our investment risks. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our historic growth in book value.

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

The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also offer fidelity and crime coverage for commercial insureds and select financial institutions. We exited the medical professional liability business in 2019 as losses had exceeded our expectations and our assessment of the competitive environment did not support a conclusion that an underwriting profit could be achieved in the near term. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment on page 20 of this quarterly report on Form 10-Q and in note 11 to the consolidated financial statements in our 2018 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gain or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation and OTTI, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2018 Annual Report on Form 10-K. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated revenue for the first quarter of 2019 increased $77.9 million, or 42 percent, from the same period in 2018. Net premiums earned for the Group increased 8 percent, driven by growth from our casualty and property segments. Investment income increased 16 percent due to an increased asset base relative to the prior year and benefited from rotations in the portfolio and higher average yields. Realized gains during the quarter were $9.1 million and were comprised of $8.4 million of realized gains on equity securities from normal rebalancing and $0.6 million of realized gains on the fixed income portfolio. This compares to realized gains of $12.9 million on the equity portfolio that were partially offset by a $4.4 million non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018. Additionally, $33.5 million of net unrealized gains on equity securities were recognized in the first quarter of 2019 compared to $26.8 million of net unrealized losses in the same period in 2018.

	For the Three-Month Periods
	Ended March 31,
	2019	2018
Consolidated revenues (in thousands)
Net premiums earned	$204,689	$190,027
Net investment income	16,565	14,232
Net realized gains	9,068	8,404
Net unrealized gains (losses) on equity securities	33,498	(26,772)
Total consolidated revenue	$263,820	$185,891

Net after-tax earnings for the first quarter of 2019 totaled $65.5 million, compared to $12.2 million for the same period last year. The increase in earnings for 2019 was influenced by $26.5 million of after-tax unrealized gains on equity securities compared to $21.2 million of after-tax unrealized losses on equity securities in 2018. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $19.6 million in the first quarter of 2019 compared to $14.6 million in 2018. Catastrophe activity was light for both years, with $1.0 million of pretax storm losses in the first quarter of 2019 and $2.0 million for the same period in the prior year. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $2.8 million in 2019, compared to a $1.9 million in 2018. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. These performance-related expenses were further increased in the first quarter of 2019 based on the overall growth in earnings and book value.

During the first quarter of 2019, equity in earnings of unconsolidated investees totaled $5.3 million. This amount includes $3.6 million from Maui Jim and $1.7 million from Prime. Comparatively, the first quarter of 2018 reflected $5.2 million of earnings, including $4.2 million from Maui Jim and $1.0 million from Prime.

Comprehensive earnings totaled $94.8 million for the first quarter of 2019, compared to a comprehensive loss of -$14.2 million for the first quarter of 2018. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The first quarter’s $29.3 million of other comprehensive gain was due to unrealized gains on the fixed income portfolio as interest rates declined. This compares to $26.4 million of other comprehensive loss for the same period in 2018, primarily attributable to increasing interest rates during the period.

RLI Insurance Group

Gross premiums written for the Group increased $14.0 million, or 6 percent, for the first quarter of 2019 when compared to 2018. The majority of our products contributed to growth in the period, with the increase driven by products in our casualty and property segments. Net premiums earned increased $14.7 million, or 8 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended March 31,			For the Three-Month Periods Ended March 31,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Casualty
Commercial excess and personal umbrella	$40,995	$34,333	19.4%	$32,281	$29,952	7.8%
General liability	22,743	21,288	6.8%	23,888	23,165	3.1%
Commercial transportation	17,679	18,416	(4.0)%	20,404	19,175	6.4%
Professional services	21,026	20,481	2.7%	20,299	19,823	2.4%
Small commercial	13,964	13,147	6.2%	13,188	12,890	2.3%
Executive products	15,549	13,000	19.6%	6,069	5,052	20.1%
Medical professional liability	2,384	5,021	(52.5)%	3,106	4,472	(30.5)%
Other casualty	17,767	14,769	20.3%	17,665	11,321	56.0%
Total	$152,107	$140,455	8.3%	$136,900	$125,850	8.8%

Property
Marine	$20,080	$16,127	24.5%	$17,021	$13,857	22.8%
Commercial property	23,550	25,309	(7.0)%	16,875	16,951	(0.4)%
Specialty personal	5,079	4,147	22.5%	4,584	4,142	10.7%
Other property	312	324	(3.7)%	266	232	14.7%
Total	$49,021	$45,907	6.8%	$38,746	$35,182	10.1%

Surety
Miscellaneous	$11,828	$12,615	(6.2)%	$11,602	$11,642	(0.3)%
Commercial	7,948	7,512	5.8%	6,734	6,713	0.3%
Contract	6,302	6,193	1.8%	6,629	6,346	4.5%
Energy	3,706	4,182	(11.4)%	4,078	4,294	(5.0)%
Total	$29,784	$30,502	(2.4)%	$29,043	$28,995	0.2%

Grand Total	$230,912	$216,864	6.5%	$204,689	$190,027	7.7%

Casualty

Gross premiums written for the casualty segment in the first quarter of 2019 were up 8 percent, or $11.7 million. Premiums from commercial excess and personal umbrella increased $6.7 million as exposure growth was experienced on mature lines and newer products, such as energy casualty, achieved scale. Other casualty, which includes the general binding authority line and mortgage reinsurance, grew by $3.0 million. Other casualty also includes our quota share reinsurance agreement with Prime, which was reduced from 25 percent to 6 percent at the beginning of 2019. General liability and our executive products group also made contributions during the quarter with both mature and newer product offerings, such as cyber liability and representation and warranties coverages, experiencing exposure growth. Premiums from our medical professional liability lines were down $2.6 million in the quarter. We exited the lines in 2019 because of unfavorable market conditions and poor underwriting performance.

Property

Gross premiums written for the Group’s property segment totaled $49.0 million for the first quarter of 2019, up 7 percent from the same period last year. Our marine business accounted for a large portion of the increase with $20.1 million of premiums written, up 25 percent over the first quarter of 2018. Production from specialty personal reflects growth from our Hawaii homeowners’ product, which was up 16 percent. While renewal rates for catastrophe prone wind exposures continue to improve, gross written premium from our commercial property lines declined 7 percent as we continued to manage exposures.

Surety

The surety segment recorded gross premiums written of $29.8 million for the first quarter of 2019, a decrease of $0.7 million from the same period last year. Competitive market conditions led to a reduction in miscellaneous and energy surety production, which was partially offset by growth within our commercial and contract lines.

RLI Insurance Group

Underwriting income for the Group totaled $22.4 million for the first quarter of 2019, compared to $17.5 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 89.0 in 2019, compared to 90.8 in 2018. The loss ratio decreased to 46.0 from 48.6, due to the increased level of favorable development in 2019. The Group’s expense ratio increased to 43.0 from 42.2 as strong growth in earnings and book value led to increased bonus and profit-sharing expenses.

	For the Three-Month Periods
	Ended March 31,
	2019	2018
Underwriting income (in thousands)
Casualty	$5,343	$1,561
Property	8,246	5,882
Surety	8,844	10,044
Total	$22,433	$17,487

Combined ratio
Casualty	96.1	98.8
Property	78.7	83.3
Surety	69.5	65.4
Total	89.0	90.8

Casualty

The casualty segment recorded underwriting income of $5.3 million in the first quarter of 2019, compared to $1.6 million for the same period last year. Underwriting results for 2019 reflect a larger amount of favorable development on prior accident years’ reserves, which was partially offset by a higher expense ratio associated with newer casualty lines. Reserve releases reduced loss and settlement expenses for the casualty segment by $13.3 million, primarily on accident years 2016 through 2018. General liability, professional services, transportation, commercial excess and personal umbrella and small commercial all contributed to the favorable development, while executive products developed adversely. In comparison, $7.1 million of reserves were released in the first quarter of 2018, largely driven by commercial excess, personal umbrella, general liability and small commercial.

The combined ratio for the casualty segment was 96.1 in 2019, compared to 98.8 in 2018. The segment’s loss ratio was 58.8 in 2019, down from 62.8 in 2018. The loss ratio decreased in 2019 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 37.3, up from 36.0 for the same period last year, due to investments in technology and a modest shift in mix towards products with higher acquisition rates.

Property

The property segment recorded underwriting income of $8.2 million for the first quarter of 2019, compared to $5.9 million for the same period last year. Loss and settlement expenses for 2019 included $2.1 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, and $0.9 million of storm losses. Comparatively, $2.8 million of reserves were released on prior years’ loss and catastrophe reserves in 2018, primarily from the marine business, and $1.9 million of storm loss and settlement expenses were incurred.

Underwriting results for the first quarter of 2019 translated into a combined ratio of 78.7, compared to 83.3 for the same period last year. The segment’s loss ratio was 33.4 in 2019, down from 37.2 in 2018 due to a combination of higher reserve releases and lower levels of catastrophe losses than in the prior year. The segment’s expense ratio decreased to 45.3 in 2019 from 46.1 in the prior year, due in part to the fixed nature of certain expenses and an increase in earned premium.

Surety

The surety segment recorded underwriting income of $8.8 million for the first quarter of 2019, compared to $10.0 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2019 included favorable development on prior accident years’ reserves across most surety lines, which decreased loss and settlement expenses for the segment by $4.2 million. Comparatively, 2018 results included favorable development on prior accident years’ loss reserves across all products, which decreased the segment’s loss and settlement expenses by $4.7 million.

The combined ratio for the surety segment totaled 69.5 for the first quarter of 2019, compared to 65.4 for the same period in 2018. The segment’s loss ratio was 3.1 for 2019, compared to 1.2 for 2018. The loss ratio increase was the result of a lower amount of favorable development on prior accident year reserves. The expense ratio was 66.4, up from 64.2 in the prior year, due to increased investments in technology.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $16.6 million during the first quarter of 2019, an increase of 16.4 percent from that reported for the same period in 2018. The increase in investment income was due to an increased asset base and rising interest rates compared to the prior year period.

Yields on our fixed income investments for the first quarter of 2019 and 2018 were as follows:

	1Q 2019	1Q 2018
Pretax Yield
Taxable	3.44%	3.20%
Tax-Exempt	2.84%	2.63%
After-Tax Yield
Taxable	2.72%	2.53%
Tax-Exempt	2.69%	2.49%

We recognized $9.1 million of realized gains in the first quarter of 2019, which were comprised of $8.4 million of realized gains on equity securities from rebalancing the portfolio and $0.6 million of realized gains on the fixed income portfolio. This compares to realized gains of $12.9 million on the equity portfolio that were partially offset by a $4.4 million non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018.

The following table depicts the composition of our investment portfolio at March 31, 2019 as compared to December 31, 2018.

	3/31/2019		12/31/2018
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,793,343	77.8%	$1,760,515	80.2%
Equity securities	388,281	16.8%	340,483	15.5%
Other invested assets	54,262	2.4%	51,542	2.4%
Cash and short-term investments	69,268	3.0%	41,690	1.9%
Total	$2,305,154	100.0%	$2,194,230	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $32.8 million in the first three months of 2019. The increase was primarily due to the decline in interest rates during the first quarter, increasing the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.7 years at March 31, 2019, reflecting our current liability structure and sound capital position. The equity portfolio increased by $47.8 million during the first three months of 2019 due to strong equity market returns.

Income Taxes

Our effective tax rate for the first quarter of 2019 was 19.9 percent, compared to 15.0 percent for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the first quarter of 2019 due largely to higher levels of pre-tax earnings, which caused the tax favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2019 and 2018:

(in thousands)	2019	2018

Operating cash flows	$30,787	$15,393
Investing cash flows	$(28,835)	$(4,168)
Financing cash flows	$(6,911)	$(6,569)
Total	$(4,959)	$4,656

Operating activities generated positive cash flows of $30.8 million in the first three months of 2019, compared to $15.4 million in the same period last year. The increase in operating cash flows was due to increased premium receipts and investment income, which were partially offset by a larger amount of paid loss and loss adjustment expense during the period.

We have $149.2 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2019 was $156.3 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2019, we had cash and other investments maturing within one year of approximately $111.7 million and an additional $395.8 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the three-month period ended March 31, 2019, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2019, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2019, our investment portfolio had a balance sheet value of $2.3 billion. Invested assets at March 31, 2019 have increased $110.9 million from December 31, 2018.

As of March 31, 2019, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$192,148	$194,728	$2,580	8.5%	AAA
U.S. agency	31,712	32,738	1,026	1.4%	AAA
Non-U.S. govt. & agency	8,162	7,943	(219)	0.3%	BBB
Agency MBS	396,248	393,966	(2,282)	17.1%	AAA
ABS/CMBS**	146,164	146,806	642	6.4%	AAA
Corporate	684,492	693,516	9,024	30.1%	BBB+
Municipal	313,171	323,646	10,475	14.0%	AA
Total Fixed Income	$1,772,097	$1,793,343	$21,246	77.8%	AA-

Equity	$234,428	$388,281	$153,853	16.8%

Other Invested Assets	$54,263	$54,262	$(1)	2.4%

Cash and Short-Term Investments	$69,268	$69,268	$—	3.0%

Total Portfolio	$2,130,056	$2,305,154	$175,098	100.0%

*Quality ratings provided by Moody’s,  S&P and Fitch

**Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2019, our fixed income portfolio had the following rating distribution:

AAA	47.6%
AA	15.4%
A	20.8%
BBB	10.1%
BB	3.5%
B	2.4%
CCC	0.1%
NR	0.1%
Total	100.0%

As of March 31, 2019, the duration of the fixed income portfolio was 4.7 years. Our fixed income portfolio remained well diversified, with 1,193 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of March 31, 2019, we had $109.6 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2019, we had $37.2 million in commercial mortgage backed securities (CMBS) and $394.0 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 6.4 percent of our investment portfolio at quarter end.

We had $693.5 million in corporate fixed income securities as of March 31, 2019, which includes $79.4 million invested in a high yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2019, we had $323.6 million in municipal securities. Approximately 83 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $388.3 million as of March 31, 2019 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of March 31, 2019, our equity portfolio had a dividend yield of 2.3 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 244 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $54.3 million of other invested assets at March 31, 2019, including investments in low income housing tax credit partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. As of March 31, 2019, $16.0 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three month period ending March 31, 2019, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2019, our capital structure consisted of $149.2 million in 10-year maturity senior notes maturing in 2023 (debt) and $894.7 million of shareholders’ equity. Debt outstanding comprised 14.3 percent of total capital as of March 31, 2019. Interest and fees on debt obligations totaled $1.9 million during the three months of 2019, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended March 31, 2019 and 2018.

We paid a regular quarterly cash dividend of $0.22 per share on March 20, 2019, the same as the prior quarter. We have paid dividends for 171 consecutive quarters and increased dividends in each of the last 43 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2019, our holding company had $894.7 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $50.8 million in liquid assets, which exceeds annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). RLI Ins. did not pay any dividends to RLI Corp in the first three months of 2019. In 2018, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million and extraordinary dividends totaling $110.0 million. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the fourth quarter of 2019 and cannot be distributed to RLI Corp. without prior approval from the IDOI. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution. However, as discussed above, RLI Corp. had the necessary amount of unrestricted liquid net assets on hand at March 31, 2019 to cover normal annual holding company expenditures as they are incurred and become payable.

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our December 31, 2018 Annual Report on Form 10-K.

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

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2019. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 24, 2019