Form 10-Q
period 2019-06-30
RLI CORP
filed 2019-07-25
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number: 001-09463

RLI Corp.

(Exact name of registrant as specified in its charter)

Delaware	37-0889946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9025 North Lindbergh Drive, Peoria, IL	61615
(Address of principal executive offices)	(Zip Code)

(309) 692-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 par value	RLI	New York Stock Exchange

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2019, the number of shares outstanding of the registrant’s Common Stock was 44,787,197.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net premiums earned	$207,541	$196,522	$412,230	$386,549
Net investment income	16,998	14,577	33,563	28,809
Net realized gains	4,764	20,849	13,832	29,309
Other-than-temporary impairment (OTTI) losses on investments	-	-	-	(56)
Net unrealized gains (losses) on equity securities	8,810	(12,611)	42,308	(39,383)
Consolidated revenue	$238,113	$219,337	$501,933	$405,228
Losses and settlement expenses	103,919	101,653	198,216	194,074
Policy acquisition costs	71,742	66,325	143,034	133,059
Insurance operating expenses	16,948	14,398	33,615	27,783
Interest expense on debt	1,861	1,858	3,722	3,714
General corporate expenses	3,283	2,641	6,559	4,924
Total expenses	$197,753	$186,875	$385,146	$363,554
Equity in earnings of unconsolidated investees	8,468	7,100	13,782	12,266
Earnings before income taxes	$48,828	$39,562	$130,569	$53,940
Income tax expense	8,361	6,311	24,629	8,473
Net earnings	$40,467	$33,251	$105,940	$45,467

Other comprehensive earnings (loss), net of tax	27,864	(7,675)	57,165	(34,073)
Comprehensive earnings	$68,331	$25,576	$163,105	$11,394

Earnings per share:
Basic:
Basic net earnings per share	$0.91	$0.75	$2.37	$1.03
Basic comprehensive earnings per share	$1.53	$0.58	$3.66	$0.26

Diluted:
Diluted net earnings per share	$0.89	$0.74	$2.35	$1.01
Diluted comprehensive earnings per share	$1.51	$0.57	$3.62	$0.25

Weighted average number of common shares outstanding:
Basic	44,704	44,310	44,620	44,266
Diluted	45,219	44,742	45,056	44,853

Cash dividends paid per common share	$0.23	$0.22	$0.45	$0.43

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,809,429 at 6/30/19 and $1,776,465 at 12/31/18)	$1,865,613	$1,760,515
Equity securities, at fair value (cost - $259,177 at 6/30/19 and $220,373 at 12/31/18)	421,801	340,483
Short-term investments, at cost which approximates fair value	47,353	11,550
Other invested assets	55,196	51,542
Cash	24,834	30,140
Total investments and cash	$2,414,797	$2,194,230
Accrued investment income	14,597	14,033
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,829 at 6/30/19 and $16,967 at 12/31/18	158,559	152,576
Ceded unearned premium	78,957	71,174
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,792 at 6/30/19 and $9,793 at 12/31/18	362,310	364,999
Deferred policy acquisition costs	85,952	84,934
Property and equipment, at cost, net of accumulated depreciation of $58,330 at 6/30/19 and $54,275 at 12/31/18	53,580	54,692
Investment in unconsolidated investees	108,977	94,967
Goodwill and intangibles	54,330	54,534
Other assets	43,050	18,926
TOTAL ASSETS	$3,375,109	$3,105,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,506,279	$1,461,348
Unearned premiums	513,819	496,505
Reinsurance balances payable	21,227	22,591
Funds held	76,331	72,309
Income taxes-deferred	50,487	24,238
Bonds payable, long-term debt	149,208	149,115
Accrued expenses	41,046	45,124
Other liabilities	56,764	26,993
TOTAL LIABILITIES	$2,415,161	$2,298,223

Shareholders’ Equity
Common stock ($0.01 par value, 100,000,000 shares authorized)
(67,717,411 shares issued, 44,787,197 shares outstanding at 6/30/19)
(67,434,257 shares issued, 44,504,043 shares outstanding at 12/31/18)	$677	$674
Paid-in capital	315,766	305,660
Accumulated other comprehensive earnings	42,593	(14,572)
Retained earnings	993,911	908,079
Deferred compensation	7,530	8,354
Less: Treasury shares at cost
(22,930,214 shares at 6/30/19 and 12/31/18)	(400,529)	(401,353)
TOTAL SHAREHOLDERS’ EQUITY	$959,948	$806,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,375,109	$3,105,065

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2018	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	86	—	—	(138,494)	138,580	—	—
Net earnings	—	12,216	—	—	—	12,216	—	—
Other comprehensive earnings (loss), net of tax	—	(26,398)	—	—	(26,398)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(584)	584
Share-based compensation	104,771	2,721	104	2,617	—	—	—	—
Dividends and dividend equivalents ($0.21 per share)	—	(9,290)	—	—	—	(9,290)	—	—
Balance, March 31, 2018	44,253,126	$832,933	$67,183	$235,694	$(6,973)	$930,028	$8,056	$(401,055)
Par value conversion from $1.00 per share to $0.01 per share	—	—	(66,513)	66,513	—	—	—	—
Net earnings	—	33,251	—	—	—	33,251	—	—
Other comprehensive earnings (loss), net of tax	—	(7,675)	—	—	(7,675)	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(120)	120
Share-based compensation	86,813	1,041	3	1,038	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,753)	—	—	—	(9,753)	—	—
Balance, June 30, 2018	44,339,939	$849,797	$673	$303,245	$(14,648)	$953,526	$7,936	$(400,935)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	65,473	—	—	—	65,473	—	—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)
Net earnings	—	40,467	—	—	—	40,467	—	—
Other comprehensive earnings (loss), net of tax	—	27,864	—	—	27,864	—	—	—
Deferred compensation under Rabbi trust plans	—	—	—	—	—	—	215	(215)
Share-based compensation	232,941	7,217	2	7,215	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,305)	—	—	—	(10,305)	—	—
Balance, June 30, 2019	44,787,197	$959,948	$677	$315,766	$42,593	$993,911	$7,530	$(400,529)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2019	2018

Net cash provided by operating activities	$105,347	$100,000
Cash Flows from Investing Activities
Investments purchased	$(281,315)	$(431,061)
Investments sold	167,300	282,276
Investments called or matured	52,113	67,493
Net change in short-term investments	(35,803)	9,980
Net property and equipment purchased	(3,004)	(3,638)
Other	55	62
Net cash used in investing activities	$(100,654)	$(74,888)

Cash Flows from Financing Activities
Cash dividends paid	$(20,092)	$(19,043)
Proceeds from stock option exercises	10,093	3,762
Net cash used in financing activities	$(9,999)	$(15,281)

Net increase (decrease) in cash	$(5,306)	$9,831

Cash at the beginning of the period	$30,140	$24,271
Cash at June 30	$24,834	$34,102

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS

RLI Corp. (the Company) is an insurance holding company that was organized in 1965. As reported in previous SEC filings, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware on May 4, 2018 (the Reincorporation). The Reincorporation was effected by merging RLI Corp., an Illinois corporation (RLI Illinois) into RLI Corp., a Delaware corporation (RLI Delaware). Each outstanding share of RLI Illinois common stock, which had a par value of $1.00 per share, was automatically converted into one outstanding share of RLI Delaware common stock, with a par value of $0.01 per share. In order to reflect the new par value of common stock on the balance sheet, a $66.5 million reclassification from common stock to paid-in-capital was made during the second quarter of 2018. For more information on the Reincorporation, see RLI Corp.’s Form 8-K filed on May 7, 2018.

B. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2018 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2019 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2018 to conform to the classifications used in the current year.

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

C. ADOPTED ACCOUNTING STANDARDS

ASU 2016-02, Leases (Topic 842)

ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under previous guidance for lessees, leases were only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the statement of earnings and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the statement of cash flows.

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019. We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net earnings, no adjustment to the opening balance of retained earnings was required. As of June 30, 2019, $24.4 million of right-of-use assets and $26.6 million of lease liabilities were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Under previous guidance, the amortization period for callable debt securities held at a premium was generally the contractual life of the instrument. However, if an entity had a large number of similar loans, it could consider estimates of future principal prepayments. For those who chose not to incorporate an estimate of future prepayments, ASU 2017-08 shortens the amortization period for premium on debt securities to the earliest call date, rather than the maturity date, to align the amortization method with how the securities are quoted, priced and traded. After the earliest call date, if the call option is not exercised, the entity shall reset the effective yield using the payment terms of the debt security. Any excess of the amortized cost basis over the amount payable will be amortized to the next call date or to maturity if there are no other call dates. The method of accounting for a discount does not change and will continue to be amortized over the life of the bond.

We adopted ASU 2017-08 on January 1, 2019 using a modified-retrospective approach. As we had been incorporating estimates of future principal prepayments when calculating the effective yield for bonds carrying a premium under the old guidance, the adoption of this update did not have a material impact on our financial statements.

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. Our long-term incentive plan limits the awards of share-based payments to employees and directors of the Company. As our share-based compensation expense to nonemployee directors was $0.3 million in the first six months of 2019, the standard did not have a material impact on our financial statements.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bonds (83.0 percent rated A or better at June 30, 2019) and we purchase reinsurance from financially strong reinsurers for which we already have an allowance for uncollectible reinsurance amounts, we do not expect that the effect of adoption will be material.

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

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

ASU 2018-15 requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Relevant implementation costs in the development stage are capitalized, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized costs are expensed over the term of the hosting arrangement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. This update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating how the adoption of this ASU will affect our financial statements.

E. INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.3 million and $54.5 million at June 30, 2019 and December 31, 2018, respectively, as detailed in the following table:

Goodwill and Intangible Assets	June 30,	December 31,
(in thousands)	2019	2018
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,266 at 6/30/19 and $3,062 at 12/31/18	768	972
Total intangibles	$8,268	$8,472

Total goodwill and intangibles	$54,330	$54,534

All definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the second quarter of 2019 and $0.2 million for the six-month period ended June 30, 2019, the same as for the comparable periods in 2018.

Annual impairment assessment was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2019. Based upon these reviews, none of the assets were impaired. In addition, as of June 30, 2019, there were no triggering events that would suggest an updated review was necessary on the above-mentioned goodwill and intangible assets.

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

F. EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of common stock equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding the common stock equivalents. The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the unaudited condensed consolidated interim financial statements:

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2019			Ended June 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$40,467	44,704	$0.91	$33,251	44,310	$0.75
Effect of Dilutive Securities
Stock options	-	515		-	432
Diluted EPS
Income available to common shareholders	$40,467	45,219	$0.89	$33,251	44,742	$0.74

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2019			Ended June 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$105,940	44,620	$2.37	$45,467	44,266	$1.03
Effect of Dilutive Securities
Stock options	-	436		-	587
Diluted EPS
Income available to common shareholders	$105,940	45,056	$2.35	$45,467	44,853	$1.01

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent.

Unrealized gains, net of tax, on the fixed income portfolio for the first six months of 2019 were $57.2 million, compared to $34.1 million of unrealized losses, net of tax, during the same period last year. Unrealized gains in the first six months of 2019 were attributable to declining interest rates, which increased the fair value of securities held in the fixed income portfolio. In contrast, rising interest rates decreased the fair value of securities held in the fixed income portfolio in the first six months of 2018.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2019	2018	2019	2018

Beginning balance	$14,729	$(6,973)	$(14,572)	$157,919
Cumulative effect adjustment of ASU 2016-01	-	-	-	(142,219)
Adjusted beginning balance	$14,729	$(6,973)	$(14,572)	$15,700
Other comprehensive earnings before reclassifications	28,388	(8,385)	58,183	(34,795)
Amounts reclassified from accumulated other comprehensive earnings	(524)	710	(1,018)	722
Net current-period other comprehensive earnings (loss)	$27,864	$(7,675)	$57,165	$(34,073)
Reclassification of stranded tax effect per ASU 2018-02	-	-	-	3,725
Ending balance	$42,593	$(14,648)	$42,593	$(14,648)

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

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2019	2018	2019	2018	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$664	$(899)	$1,289	$(858)	Net realized gains (losses)
	-	-	-	(56)	Other-than-temporary impairment (OTTI) losses on investments
	$664	$(899)	$1,289	$(914)	Earnings before income taxes
	(140)	189	(271)	192	Income tax benefit (expense)
	$524	$(710)	$1,018	$(722)	Net earnings (loss)

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

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at June 30, 2019 and December 31, 2018 were as follows:

Available-for-sale	June 30, 2019
(in thousands)	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$194,712	$6,774	$(101)	$201,385
U.S. agency	29,708	1,987	-	31,695
Non-U.S. govt. & agency	9,249	192	(329)	9,112
Agency MBS	402,993	6,603	(1,400)	408,196
ABS/CMBS*	149,583	2,440	(147)	151,876
Corporate	701,358	27,072	(1,632)	726,798
Municipal	321,826	14,750	(25)	336,551
Total Fixed Income	$1,809,429	$59,818	$(3,634)	$1,865,613

Available-for-sale	December 31, 2018
(in thousands)	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$199,982	$1,232	$(985)	$200,229
U.S. agency	31,716	403	(215)	31,904
Non-U.S. govt. & agency	8,170	-	(531)	7,639
Agency MBS	402,992	1,709	(9,448)	395,253
ABS/CMBS*	137,224	375	(876)	136,723
Corporate	681,909	2,894	(16,124)	668,679
Municipal	314,472	6,926	(1,310)	320,088
Total Fixed Income	$1,776,465	$13,539	$(29,489)	$1,760,515

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of June 30, 2019:

	June 30, 2019
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$51,149	$51,233
Due after one year through five years	400,628	410,544
Due after five years through 10 years	615,648	643,270
Due after 10 years	189,428	200,494
Mtge/ABS/CMBS*	552,576	560,072
Total available-for-sale	$1,809,429	$1,865,613

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018. The tables segregate the securities based on type, noting the fair value, amortized cost and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of June 30, 2019, unrealized losses on fixed income securities, as shown in the following tables, were 0.2 percent of total invested assets. Unrealized losses decreased through the first six months of 2019, as interest rates decreased from the end of 2018, increasing the fair value of securities held in the fixed income portfolio.

	June 30, 2019			December 31, 2018
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. government
Fair value	$—	$23,525	$23,525	$7,249	$76,073	$83,322
Amortized cost	—	23,626	23,626	7,270	77,037	84,307
Unrealized Loss	$—	$(101)	$(101)	$(21)	$(964)	$(985)

U.S. agency
Fair value	$—	$—	$—	$—	$8,843	$8,843
Amortized cost	—	—	—	—	9,058	9,058
Unrealized Loss	$—	$—	$—	$—	$(215)	$(215)

Non-U.S. government
Fair value	$—	$3,625	$3,625	$5,432	$2,207	$7,639
Amortized cost	—	3,954	3,954	5,571	2,599	8,170
Unrealized Loss	$—	$(329)	$(329)	$(139)	$(392)	$(531)

Agency MBS
Fair value	$1	$129,203	$129,204	$25,345	$261,325	$286,670
Amortized cost	1	130,603	130,604	25,486	270,632	296,118
Unrealized Loss	$—	$(1,400)	$(1,400)	$(141)	$(9,307)	$(9,448)

ABS/CMBS*
Fair value	$16,755	$11,628	$28,383	$46,918	$32,137	$79,055
Amortized cost	16,823	11,707	28,530	47,146	32,785	79,931
Unrealized Loss	$(68)	$(79)	$(147)	$(228)	$(648)	$(876)

Corporate
Fair value	$44,618	$32,689	$77,307	$306,177	$147,751	$453,928
Amortized cost	45,578	33,361	78,939	315,428	154,624	470,052
Unrealized Loss	$(960)	$(672)	$(1,632)	$(9,251)	$(6,873)	$(16,124)

Municipal
Fair value	$—	$8,146	$8,146	$6,036	$55,681	$61,717
Amortized cost	—	8,171	8,171	6,052	56,975	63,027
Unrealized Loss	$—	$(25)	$(25)	$(16)	$(1,294)	$(1,310)

Total fixed income
Fair value	$61,374	$208,816	$270,190	$397,157	$584,017	$981,174
Amortized cost	62,402	211,422	273,824	406,953	603,710	1,010,663
Unrealized Loss	$(1,028)	$(2,606)	$(3,634)	$(9,796)	$(19,693)	$(29,489)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at June 30, 2019 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$203,150	$201,403	$(1,747)	48.1%
2	BBB	Baa	21,914	21,213	(701)	19.3%
3	BB	Ba	22,336	21,950	(386)	10.6%
4	B	B	24,877	24,148	(729)	20.1%
5	CCC	Caa	1,547	1,476	(71)	2.0%
6	CC or lower	Ca or lower	-	-	-	-%
		Total	$273,824	$270,190	$(3,634)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 279 securities in an unrealized loss position as of June 30, 2019. The $3.6 million in associated unrealized losses represents 0.2 percent of the fixed income portfolio’s cost basis. Of these 279 securities, 122 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment on fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. We did not recognize any other-than-temporary impairment (OTTI) losses in earnings on the fixed income portfolio in the first six months of 2019. Comparatively, we recognized $0.1 million in OTTI losses in earnings on one fixed income security that we no longer had the intent to hold in the same period in 2018. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized on equity securities still held as of June 30, 2019 were $12.9 million during the second quarter and $54.8 million during the first half of 2019. Comparatively, unrealized gains recognized on equity securities still held as of June 30, 2018 were $9.1 million during the second quarter, while unrealized losses were $4.8 million during the first half of 2018.

Other Invested Assets

We had $55.2 million of other invested assets at June 30, 2019, compared to $51.5 million at the end of 2018. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $19.4 million at June 30, 2019, compared to $20.3 million at December 31, 2018 and recognized a total tax benefit of $0.6 million during the second quarter of 2019, the same as the prior year. For the six-month periods ended June 30, 2019 and 2018, our LIHTC interests recognized a total benefit of $1.2 million and $1.1 million, respectively. Our unfunded commitment for our LIHTC investments totaled $7.1 million at June 30, 2019 and will be paid out in installments through 2035.

As of June 30, 2019, $16.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six month period ending June 30, 2019, there were no outstanding borrowings with the FHLBC.

We had $12.4 million of unfunded commitments related to our investments in private funds at June 30, 2019. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An IPO would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $24.8 million at June 30, 2019, compared to $30.1 million at the end of 2018. As of June 30, 2019, we had $47.4 million of short-term investments that were carried at cost and approximated fair value, compared to $11.6 million at December 31, 2018.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of June 30, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$201,385	$—	$201,385
U.S. agency	—	31,695	—	31,695
Non-U.S. govt. & agency	—	9,112	—	9,112
Agency MBS	—	408,196	—	408,196
ABS/CMBS*	—	151,876	—	151,876
Corporate	—	726,798	—	726,798
Municipal	—	336,551	—	336,551
Total fixed income securities - available-for-sale	$—	$1,865,613	$—	$1,865,613
Equity securities	421,298	503	—	421,801
Total	$421,298	$1,866,116	$—	$2,287,414

	As of December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$200,229	$—	$200,229
U.S. agency	—	31,904	—	31,904
Non-U.S. govt. & agency	—	7,639	—	7,639
Agency MBS	—	395,253	—	395,253
ABS/CMBS*	—	136,723	—	136,723
Corporate	—	668,679	—	668,679
Municipal	—	320,088	—	320,088
Total fixed income securities - available-for-sale	$—	$1,760,515	$—	$1,760,515
Equity securities	339,985	498	—	340,483
Total	$339,985	$1,761,013	$—	$2,100,998

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month period ended June 30, 2019.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2019 and 2018:

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2019	2018
Unpaid losses and LAE at beginning of year
Gross	$1,461,348	$1,271,503
Ceded	(364,999)	(301,991)
Net	$1,096,349	$969,512

Increase (decrease) in incurred losses and LAE
Current accident year	$239,053	$222,121
Prior accident years	(40,837)	(28,047)
Total incurred	$198,216	$194,074

Loss and LAE payments for claims incurred
Current accident year	$(23,624)	$(16,805)
Prior accident years	(126,972)	(118,650)
Total paid	$(150,596)	$(135,455)

Net unpaid losses and LAE at June 30	$1,143,969	$1,028,131

Unpaid losses and LAE at June 30
Gross	$1,506,279	$1,343,248
Ceded	(362,310)	(315,117)
Net	$1,143,969	$1,028,131

For the first six months of 2019, incurred losses and LAE included $40.8 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, general liability, commercial excess and personal umbrella, professional services and surety. Executive products was the exception and experienced adverse development.

For the first six months of 2018, incurred losses and LAE included $28.0 million of favorable development on prior years’ loss reserves. Commercial excess and personal umbrella, general liability, marine and surety were drivers of the favorable development. Executive products, transportation and medical professional liability experienced adverse development.

5. INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2019 was 17.1 percent and 18.9 percent, respectively, compared to 16.0 percent and 15.7 percent, respectively, for the same periods in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the first six months of 2019 due largely to higher levels of pre-tax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2019 and 2018 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2019		2018		2019		2018
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$10,254	21.0%	$8,308	21.0%	$27,419	21.0%	$11,327	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(2,191)	(4.5)%	(924)	(2.3)%	(2,932)	(2.3)%	(2,067)	(3.9)%
Tax exempt interest income	(309)	(0.6)%	(504)	(1.3)%	(654)	(0.5)%	(1,085)	(2.0)%
Dividends received deduction	(214)	(0.4)%	(169)	(0.4)%	(417)	(0.3)%	(366)	(0.7)%
ESOP dividends paid deduction	(140)	(0.3)%	(145)	(0.4)%	(277)	(0.2)%	(284)	(0.5)%
Other items, net	961	1.9%	(255)	(0.6)%	1,490	1.2%	948	1.8%
Total tax expense	$8,361	17.1%	$6,311	16.0%	$24,629	18.9%	$8,473	15.7%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,217,710 awards under the 2015 LTIP, including 314,080 thus far in 2019.

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

The following tables summarize option activity for the periods ended June 30, 2019 and 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	292,150	$80.36
Options exercised	(414,470)	$44.70		$14,941
Options canceled/forfeited	(33,600)	$57.61
Outstanding options at June 30, 2019	1,808,960	$60.59	5.57	$45,448
Exercisable options at June 30, 2019	672,110	$52.17	4.21	$22,544

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	367,500	$63.27
Options exercised	(337,000)	$31.60		$11,151
Options canceled/forfeited	(5,200)	$62.04
Outstanding options at June 30, 2018	2,282,315	$51.66	5.34	$33,224
Exercisable options at June 30, 2018	996,265	$44.04	3.89	$22,089

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2019, 292,150 stock options were granted with a weighted average exercise price of $80.36 and a weighted average fair value of $13.33. We recognized $1.4 million of expense in the second quarter of 2019 and $2.4 million in the first six months of 2019 related to options vesting. Since options granted under our 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the second quarter of 2019 and $0.5 million in the first six months of 2019 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $6.7 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.3 million of compensation expense in the second quarter of 2018 and $2.3 million in the first six months of 2018. We recorded a tax benefit of $0.3 million in the second quarter of 2018 and $0.5 million in the first six months of 2018 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2019		2018

Weighted-average fair value of grants	$13.33		$10.20
Risk-free interest rates	2.42%		2.69%
Dividend yield	2.69%		3.15%
Expected volatility	22.71%		22.88%
Expected option life	4.96	years	5.06	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. Generally, these units have a three-year cliff vesting. When participants terminate employment with the Company after having met the definition of retirement under the 2015 LTIP, defined as those individuals whose age and years of service equals 75, the RSUs will become fully vested. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period.

As of June 30, 2019, 45,350 RSUs have been granted to employees under the 2015 LTIP, including 15,275 in 2019, and 44,431 remain outstanding. We recognized $0.2 million of expense on these units in the second quarter of 2019 and $0.3 million in the first six months of 2019. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $1.5 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.1 million of expense in the second quarter of 2018 and $0.2 million in the first six months of 2018.

In 2018 and 2019, each outside director received RSUs with a fair market value of $50,000 on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of June 30, 2019, 15,085 restricted stock units have been granted to directors under the 2015 LTIP, including 6,655 in 2019, and 7,402 remain outstanding. We recognized $0.2 million of compensation expense on these units in the second quarter of 2019 and $0.3 million in the first six months of 2019. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.4 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.1 million of compensation expense for the three and six-month periods ended June 30, 2018.

7. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2019	2018	2019	2018
Casualty	$138,344	$129,613	$275,244	$255,463
Property	39,972	37,190	78,718	72,372
Surety	29,225	29,719	58,268	58,714
Net premiums earned	$207,541	$196,522	$412,230	$386,549
Net investment income	16,998	14,577	33,563	28,809
Net realized gains	4,764	20,849	13,832	29,253
Net unrealized gains (losses) on equity securities	8,810	(12,611)	42,308	(39,383)
Total consolidated revenue	$238,113	$219,337	$501,933	$405,228

NET EARNINGS
(in thousands)	2019	2018	2019	2018
Casualty	$6,939	$2,854	$12,282	$4,415
Property	(436)	3,647	7,810	9,529
Surety	8,429	7,645	17,273	17,689
Net underwriting income	$14,932	$14,146	$37,365	$31,633
Net investment income	16,998	14,577	33,563	28,809
Net realized gains	4,764	20,849	13,832	29,253
Net unrealized gains (losses) on equity securities	8,810	(12,611)	42,308	(39,383)
General corporate expense and interest on debt	(5,144)	(4,499)	(10,281)	(8,638)
Equity in earnings of unconsolidated investees	8,468	7,100	13,782	12,266
Total earnings before income taxes	$48,828	$39,562	$130,569	$53,940
Income tax expense	8,361	6,311	24,629	8,473
Total net earnings	$40,467	$33,251	$105,940	$45,467

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2019	2018	2019	2018
Casualty
Commercial excess and personal umbrella	$34,340	$30,649	$66,621	$60,601
General liability	25,347	23,338	49,235	46,503
Commercial transportation	20,508	20,648	40,912	39,823
Professional services	19,275	19,846	39,574	39,669
Small commercial	13,315	12,901	26,503	25,791
Executive products	6,381	5,144	12,450	10,196
Other casualty	19,178	17,087	39,949	32,880
Total	$138,344	$129,613	$275,244	$255,463

Property
Marine	$18,579	$14,941	$35,600	$28,798
Commercial property	16,275	17,856	33,150	34,807
Specialty personal	4,792	4,129	9,376	8,271
Other property	326	264	592	496
Total	$39,972	$37,190	$78,718	$72,372

Surety
Miscellaneous	$11,280	$11,719	$22,882	$23,361
Commercial	7,077	6,761	13,811	13,474
Contract	6,970	7,012	13,599	13,358
Energy	3,898	4,227	7,976	8,521
Total	$29,225	$29,719	$58,268	$58,714

Grand Total	$207,541	$196,522	$412,230	$386,549

8. LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and forward. See note 1c for more information on the adoption of the ASU. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements may include options to extend or terminate. The options are exercised at our discretion and are included in operating lease liabilities if it is reasonably certain the option will be exercised. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining lease terms of 1 to 16 years. Expenses associated with leases totaled $6.9 million in 2018, $6.8 million in 2017 and $6.4 million in 2016. The components of lease expense and other lease information as of and during the three and six-month period ended June 30, 2019 are as follows:

	For the Three-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2019	Ended June 30, 2019
Operating lease cost	$1,445	$2,927

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$1,402	$2,797

Right-of-use assets obtained in exchange for new operating lease liabilities	$231	$951

Reduction to right-of-use assets resulting from reduction to lease liabilities	$1,279	$1,279

(in thousands)	June 30, 2019
Operating lease right-of-use assets	$24,449

Operating lease liabilities	$26,640

Weighted-average remaining lease term - operating leases	5.13	years

Weighted-average discount rate - operating leases	2.33%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 and December 31, 2018 were as follows:

(in thousands)	June 30, 2019	December 31, 2018
2019	$2,915	$5,911
2020	5,914	6,019
2021	5,819	5,924
2022	5,753	5,884
2023	4,297	4,459
Thereafter	3,700	3,968
Total future minimum lease payments	$28,398	$32,165

Less imputed interest	(1,758)	N/A
Total operating lease liability	$26,640	N/A

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

OVERVIEW

RLI Corp. (the Company) was founded in 1965. We underwrite specialty property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (the Group). We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois.

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

GAAP, non-GAAP and Performance Measures

Throughout this quarterly report, we include certain non-generally accepted accounting principles (non-GAAP) financial measures. Management believes that these non-GAAP measures better explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with generally accepted accounting principles in the United States of America (GAAP). In addition, our definitions of these items may not be comparable to the definitions used by other companies.

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated interim financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated revenue for the first half of 2019 increased $96.7 million, or 24 percent, from the same period in 2018. Net premiums earned for the Group increased 7 percent, driven by growth from our casualty and property segments. Investment income increased 17 percent due to an increased asset base and higher average yields relative to the prior year. Realized gains during the first half of 2019 were $13.8 million and were comprised of $12.3 million of realized gains on equity securities from normal rebalancing, $1.3 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains. This compares to realized gains of $34.5 million on the equity portfolio that were partially offset by $0.9 million of realized losses in the fixed income portfolio and a $4.4 million non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018. Additionally, $42.3 million of net unrealized gains on equity securities were recognized in the first half of 2019 compared to $39.4 million of net unrealized losses in the same period in 2018.

	For the Six-Month Periods
	Ended June 30,
	2019	2018
Consolidated revenues (in thousands)
Net premiums earned	$412,230	$386,549
Net investment income	33,563	28,809
Net realized gains	13,832	29,253
Net unrealized gains (losses) on equity securities	42,308	(39,383)
Total consolidated revenue	$501,933	$405,228

Net after-tax earnings for the first half of 2019 totaled $105.9 million, compared to $45.5 million for the same period last year. The increase in earnings for 2019 was influenced by $33.4 million of after-tax unrealized gains on equity securities compared to $31.1 million of after-tax unrealized losses on equity securities in 2018. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $40.8 million in the first half of 2019 and $28.0 million in 2018. Pretax storm losses were $5.0 million in the first six months of 2019, compared to $10.0 million of total catastrophe losses for the same period in 2018, which were largely the result of volcanic activity in Hawaii. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $5.3 million in 2019, compared to $2.9 million in 2018. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. These performance-related expenses were further increased in the first half of 2019 based on the overall growth in earnings and book value.

During the first half of 2019, equity in earnings of unconsolidated investees totaled $13.8 million. This amount includes $10.1 million from Maui Jim and $3.7 million from Prime. Comparatively, the first half of 2018 reflected $12.3 million of earnings, including $10.8 million from Maui Jim and $1.5 million from Prime.

Comprehensive earnings totaled $163.1 million for the first six months of 2019, compared to $11.4 million for the same period in 2018. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. In 2019, declining interest rates resulted in unrealized gains on the fixed income portfolio and $57.2 million of other comprehensive earnings in the first six months. This compares to $34.1 million of other comprehensive loss for the same period in 2018, primarily attributable to increasing interest rates during the period.

RLI Insurance Group

Gross premiums written for the Group increased $27.5 million, or 6 percent, for the first half of 2019 when compared to 2018. Products in our casualty and property segments drove the growth. Net premiums earned increased $25.7 million, or 7 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six-Month Periods Ended June 30,			For the Six-Month Periods Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Casualty
Commercial excess and personal umbrella	$90,422	$76,527	18.2%	$66,621	$60,601	9.9%
General liability	54,773	49,495	10.7%	49,235	46,503	5.9%
Commercial transportation	48,391	47,190	2.5%	40,912	39,823	2.7%
Professional services	44,984	44,511	1.1%	39,574	39,669	(0.2)%
Small commercial	30,208	28,019	7.8%	26,503	25,791	2.8%
Executive products	37,649	29,525	27.5%	12,450	10,196	22.1%
Other casualty	34,803	43,709	(20.4)%	39,949	32,880	21.5%
Total	$341,230	$318,976	7.0%	$275,244	$255,463	7.7%

Property
Marine	$44,150	$34,380	28.4%	$35,600	$28,798	23.6%
Commercial property	57,450	60,217	(4.6)%	33,150	34,807	(4.8)%
Specialty personal	10,957	8,958	22.3%	9,376	8,271	13.4%
Other property	824	607	35.7%	592	496	19.4%
Total	$113,381	$104,162	8.9%	$78,718	$72,372	8.8%

Surety
Miscellaneous	$22,400	$24,958	(10.2)%	$22,882	$23,361	(2.1)%
Commercial	14,097	13,925	1.2%	13,811	13,474	2.5%
Contract	14,949	15,643	(4.4)%	13,599	13,358	1.8%
Energy	8,126	9,015	(9.9)%	7,976	8,521	(6.4)%
Total	$59,572	$63,541	(6.2)%	$58,268	$58,714	(0.8)%

Grand Total	$514,183	$486,679	5.7%	$412,230	$386,549	6.6%

Casualty

Gross premiums written for the casualty segment in the first six months of 2019 were up 7 percent, or $22.3 million. Premiums from commercial excess and personal umbrella increased $13.9 million, due in part to an expanded distribution base in personal umbrella and larger scale in the energy casualty space. Our executive products group grew $8.1 million as rate increases were achieved, market turmoil created new business opportunities and our newer cyber liability and representations and warranties products expanded. General liability, transportation, professional services and small commercial also contributed to the growth during the first half of the year. As previously announced, we reduced our quota share reinsurance agreement with Prime from 25 percent to 6 percent at the beginning of 2019 and exited from our medical professional liability lines due to unfavorable market conditions and poor underwriting performance. The actions on these programs account for the decline in other casualty and offset continued growth in our general binding authority and mortgage reinsurance lines.

Property

Gross premiums written for the Group’s property segment totaled $113.4 million for the first half of 2019, up 9 percent from the same period last year. Market disruption has provided opportunity for our marine product and, along with rate increases, led to a 28 percent increase in premiums written over the first half of 2018. Hawaii homeowners, within the specialty personal group, benefited from continued investment in relationships and distribution with growth of 15 percent. Commercial property is down 5 percent, despite rate increases in the wind market, as we continued to manage exposures. Rates for non-wind coverages remain flat to down.

Surety

The surety segment recorded gross premiums written of $59.6 million for the first six months of 2019, a decrease of $4.0 million from the same period last year. Competitive market conditions led to a reduction in miscellaneous, energy and contract surety production, which was partially offset by growth within our commercial lines. Selectively reducing exposures on high risk accounts, given the current stage in the credit cycle, and restructuring one program in the miscellaneous surety book also resulted in a decline in premium for the first half of the year.

RLI Insurance Group

Underwriting income for the Group totaled $37.4 million for the first half of 2019, compared to $31.6 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 90.9 in 2019, compared to 91.8 in 2018. The loss ratio decreased to 48.1 from 50.2, due to the increased level of favorable development in 2019. The Group’s expense ratio increased to 42.8 from 41.6 as strong growth in earnings and book value led to increased bonus and profit-sharing expenses.

	For the Six-Month Periods
	Ended June 30,
	2019	2018
Underwriting income (in thousands)
Casualty	$12,282	$4,415
Property	7,810	9,529
Surety	17,273	17,689
Total	$37,365	$31,633

Combined ratio
Casualty	95.5	98.3
Property	90.1	86.8
Surety	70.4	69.8
Total	90.9	91.8

Casualty

The casualty segment recorded underwriting income of $12.3 million in the first half of 2019, compared to $4.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $30.7 million, primarily on accident years 2015 through 2018. General liability, professional services, transportation, commercial excess and personal umbrella and small commercial all contributed to the favorable development, while executive products experienced adverse development. In comparison, $14.5 million of reserves were released in the first half of 2018, largely driven by commercial excess, personal umbrella and general liability. A majority of the difference between the reserve releases in 2019 and 2018 can be attributed to the contrast between the favorable development in 2019 and adverse development in 2018 within our transportation business.

The combined ratio for the casualty segment was 95.5 in 2019, compared to 98.3 in 2018. The segment’s loss ratio was 58.3 in 2019, down from 62.8 in 2018. The loss ratio decreased in 2019 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 37.2, up from 35.5 for the same period last year, due to investments in technology and a larger amount of bonus and profit-sharing expenses.

Property

The property segment recorded underwriting income of $7.8 million for the first half of 2019, compared to $9.5 million for the same period last year. Loss and settlement expenses for 2019 included $2.1 million of favorable development on prior years’ loss and catastrophe reserves and $4.7 million of storm losses. Comparatively, the 2018 underwriting results included $6.5 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $6.5 million of losses from the volcanic activity in Hawaii and $3.2 million of storm losses.

The combined ratio for the casualty segment was 90.1, compared to 86.8 for the same period last year. The segment’s loss ratio was 45.1 in 2019, up from 41.8 in 2018 due to a combination of a higher current accident year loss ratio and lower levels of reserve releases than in the prior year. The segment’s expense ratio was 45.0 in 2019 and 2018, as a higher premium base offset increased expenses.

Surety

The surety segment recorded underwriting income of $17.3 million for the first half of 2019, compared to $17.7 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2019 included favorable development on prior accident years’ reserves across most surety lines, which decreased loss and settlement expenses for the segment by $8.0 million. Comparatively, 2018 results included favorable development on prior accident years’ loss reserves across all products, which decreased the segment’s loss and settlement expenses by $7.0 million.

The combined ratio for the surety segment totaled 70.4 for the first half of 2019, compared to 69.8 for the same period in 2018. The segment’s loss ratio was 3.6 for 2019, compared to 5.8 for 2018. The loss ratio decrease was the result of a lower current accident year loss ratio and a higher amount of favorable development on prior accident year reserves. The expense ratio was 66.8, up from 64.0 in the prior year, due to increased investments in technology and higher bonus and profit-sharing expenses on a slightly lower premium base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $33.6 million during the first half of 2019, an increase of 16.5 percent from that reported for the same period in 2018. The increase in investment income was due to an increased asset base and higher average yields relative to the prior year.

Yields on our fixed income investments for the first half of 2019 and 2018 were as follows:

	2019	2018
Pretax Yield
Taxable	3.44%	3.22%
Tax-Exempt	2.83%	2.68%
After-Tax Yield
Taxable	2.72%	2.54%
Tax-Exempt	2.68%	2.54%

We recognized $13.8 million of realized gains in the first six months of 2019, which were comprised of $12.3 million of realized gains on equity securities, $1.3 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains. This compares to realized gains of $34.5 million on equity securities from rebalancing the portfolio that were partially offset by $0.9 million of realized losses in the fixed income portfolio as well as realized losses related to a non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018.

The following table depicts the composition of our investment portfolio at June 30, 2019 as compared to December 31, 2018:

	June 30, 2019		December 31, 2018
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,865,613	77.2%	$1,760,515	80.2%
Equity securities	421,801	17.5%	340,483	15.5%
Other invested assets	55,196	2.3%	51,542	2.4%
Cash and short-term investments	72,187	3.0%	41,690	1.9%
Total	$2,414,797	100.0%	$2,194,230	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $105.1 million in the first six months of 2019. The increase was due to cash flows being allocated to the fixed income portfolio as well as the decline in interest rates during the first half of the year, increasing the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.8 years at June 30, 2019, reflecting our current liability structure and sound capital position. The equity portfolio increased by $81.3 million during the first six months of 2019 due largely to strong equity market returns.

Income Taxes

Our effective tax rate for the first half of 2019 was 18.9 percent, compared to 15.7 percent for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the first half of 2019 due to higher levels of pre-tax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated revenue for the second quarter of 2019 increased $18.8 million, or 9 percent, from the same period in 2018. Net premiums earned for the Group increased 6 percent, driven by growth from our casualty and property segments. Investment income increased 17 percent due to an increased asset base and higher average yields relative to the prior year. Realized gains during the quarter were $4.8 million and were comprised of $3.9 million of realized gains on equity securities, $0.7 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains. This compares to $21.7 million of realized gains on the equity portfolio from normal rebalancing and $0.9 million of realized losses on the fixed income portfolio for the same period in 2018. Additionally, $8.8 million of net unrealized gains on equity securities were recognized in the second quarter of 2019 compared to $12.6 million of net unrealized losses in the same period in 2018.

	For the Three-Month Periods
	Ended June 30,
	2019	2018
Consolidated revenues (in thousands)
Net premiums earned	$207,541	$196,522
Net investment income	16,998	14,577
Net realized gains	4,764	20,849
Net unrealized gains (losses) on equity securities	8,810	(12,611)
Total consolidated revenue	$238,113	$219,337

Net after-tax earnings for the second quarter of 2019 totaled $40.5 million, compared to $33.3 million for the same period last year. The increase in earnings for 2019 was influenced by $10.7 million of net after-tax realized gains and unrealized gains on equity securities compared to $6.5 million in 2018. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $21.2 million in the second quarter of 2019 compared to $13.5 million in 2018. Catastrophe activity consisted of $4.0 million of pretax storm losses in the second quarter of 2019, compared to $1.5 million of storm losses and $6.5 million of losses from volcanic activity in Hawaii for the same period in the prior year. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $2.5 million in 2019, compared to a $1.0 million in 2018. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. These performance-related expenses were further increased in the second quarter of 2019 based on the overall growth in earnings and book value.

During the second quarter of 2019, equity in earnings of unconsolidated investees totaled $8.5 million. This amount includes $6.5 million from Maui Jim and $2.0 million from Prime. Comparatively, the second quarter of 2018 reflected $7.1 million of earnings, including $6.6 million from Maui Jim and $0.5 million from Prime.

Comprehensive earnings totaled $68.3 million for the second quarter of 2019, compared to $25.6 million for the second quarter of 2018. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The second quarter’s $27.9 million of other comprehensive earnings was due to unrealized gains on the fixed income portfolio as interest rates declined. This compares to $7.7 million of other comprehensive loss for the same period in 2018, primarily attributable to increasing interest rates during the period.

RLI Insurance Group

Gross premiums written for the Group increased $13.5 million, or 5 percent, for the second quarter of 2019 when compared to 2018. Products in our casualty and property segments drove the growth. Net premiums earned increased $11.0 million, or 6 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended June 30,			For the Three-Month Periods Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Casualty
Commercial excess and personal umbrella	$49,427	$42,194	17.1%	$34,340	$30,649	12.0%
General liability	32,030	28,207	13.6%	25,347	23,338	8.6%
Commercial transportation	30,712	28,774	6.7%	20,508	20,648	(0.7)%
Professional services	23,958	24,030	(0.3)%	19,275	19,846	(2.9)%
Small commercial	16,244	14,872	9.2%	13,315	12,901	3.2%
Executive products	22,100	16,525	33.7%	6,381	5,144	24.0%
Other casualty	14,652	23,919	(38.7)%	19,178	17,087	12.2%
Total	$189,123	$178,521	5.9%	$138,344	$129,613	6.7%

Property
Marine	$24,070	$18,253	31.9%	$18,579	$14,941	24.3%
Commercial property	33,900	34,908	(2.9)%	16,275	17,856	(8.9)%
Specialty personal	5,878	4,811	22.2%	4,792	4,129	16.1%
Other property	512	283	80.9%	326	264	23.5%
Total	$64,360	$58,255	10.5%	$39,972	$37,190	7.5%

Surety
Miscellaneous	$10,572	$12,343	(14.3)%	$11,280	$11,719	(3.7)%
Commercial	6,149	6,413	(4.1)%	7,077	6,761	4.7%
Contract	8,647	9,450	(8.5)%	6,970	7,012	(0.6)%
Energy	4,420	4,833	(8.5)%	3,898	4,227	(7.8)%
Total	$29,788	$33,039	(9.8)%	$29,225	$29,719	(1.7)%

Grand Total	$283,271	$269,815	5.0%	$207,541	$196,522	5.6%

Casualty

Gross premiums written for the casualty segment were up 6 percent, or $10.6 million, in the second quarter of 2019. Although the repositioning we undertook at the beginning of the year reduced the impact, the segment experienced exposure growth and a 5 percent rate increase. Premiums from commercial excess and personal umbrella increased $7.2 million, due in part to an expanded distribution base in personal umbrella and larger scale in the energy casualty space. General liability and our executive products group also made contributions during the quarter with both mature and newer product offerings, such as cyber liability and representation and warranties coverages, experiencing exposure growth. Other casualty, which includes assumed premiums from Prime and our medical professional liability lines, decreased $9.3 million, despite growth from our general binding authority and mortgage reinsurance business. As previously announced, we reduced our quota share reinsurance agreement with Prime from 25 percent to 6 percent at the beginning of 2019 and exited from our medical professional liability lines due to unfavorable market conditions and poor underwriting performance.

Property

Gross premiums written for the property segment totaled $64.4 million for the second quarter of 2019, up 10 percent from the same period last year. Our marine business accounted for a large portion of the increase with $24.1 million of premiums written, up 32 percent over the second quarter of 2018. Production from specialty personal reflects growth from our Hawaii homeowners’ product, which was up 14 percent. While renewal rates for catastrophe prone wind exposures continue to improve, gross written premium from our commercial property lines declined 3 percent as we continued to manage exposures.

Surety

The surety segment recorded gross premiums written of $29.8 million for the second quarter of 2019, a decrease of $3.3 million from the same period last year. Competitive market conditions led to a reduction across all surety lines. Restructuring of one program resulted in a further decline of miscellaneous surety premium in the second quarter.

RLI Insurance Group

Underwriting income for the Group totaled $14.9 million for the second quarter of 2019, compared to $14.1 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 92.8 in 2019, the same as in 2018. The loss ratio decreased to 50.1 from 51.7, due to the increased level of favorable development in 2019. The Group’s expense ratio increased to 42.7 from 41.1 as strong growth in earnings and book value led to increased bonus and profit-sharing expenses.

	For the Three-Month Periods
	Ended June 30,
	2019	2018
Underwriting income (in thousands)
Casualty	$6,939	$2,854
Property	(436)	3,647
Surety	8,429	7,645
Total	$14,932	$14,146

Combined ratio
Casualty	95.0	97.8
Property	101.1	90.2
Surety	71.2	74.3
Total	92.8	92.8

Casualty

The casualty segment recorded underwriting income of $6.9 million in the second quarter of 2019, compared to $2.9 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $17.5 million, primarily on accident years 2015 through 2018. Nearly every product contributed to the favorable development and no active programs had significant adverse development. In comparison, $7.4 million of reserves were released in the second quarter of 2018, largely driven by commercial excess, personal umbrella and the executive products group. A majority of the difference between the reserve releases in 2019 and 2018 can be attributed to the contrast between the favorable development in 2019 and the adverse development in 2018 within our transportation business.

The combined ratio for the casualty segment was 95.0 in 2019, compared to 97.8 in 2018. The segment’s loss ratio was 57.9 in 2019, down from 62.8 in 2018. The loss ratio decreased in 2019 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 37.1, up from 35.0 for the same period last year, due to investments in technology and higher bonus and profit-sharing expenses.

Property

The property segment recorded an underwriting loss of $0.4 million for the second quarter of 2019, compared to $3.6 million of underwriting income for the same period last year. The current accident year was impacted by a few large isolated losses that increased loss and settlement expense. Underwriting results for 2019 also included $0.1 million of adverse development on prior years’ loss and catastrophe reserves and $3.9 million of storm losses. Comparatively, the 2018 underwriting results included $3.8 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $6.5 million of net losses from volcanic activity in Hawaii and $1.3 million of storm losses.

Underwriting results for the second quarter of 2019 translated into a combined ratio of 101.1, compared to 90.2 for the same period last year. The segment’s loss ratio was 56.5 in 2019, up from 46.1 in 2018 due to a combination of increased current accident year non-catastrophe losses and the impact of the difference in prior accident years’ reserve releases discussed above. The segment’s expense ratio increased to 44.6 in 2019 from 44.1 in the prior year, as strong growth in overall earnings and book value led to an increase in bonus and profit-sharing expenses.

Surety

The surety segment recorded underwriting income of $8.4 million for the second quarter of 2019, compared to $7.6 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2019 included favorable development on prior accident years’ reserves across all surety lines, which decreased loss and settlement expenses for the segment by $3.8 million. Comparatively, 2018 results included favorable development on prior accident years’ loss reserves across most products, which decreased the segment’s loss and settlement expenses by $2.3 million.

The combined ratio for the surety segment totaled 71.2 for the second quarter of 2019, compared to 74.3 for the same period in 2018. The segment’s loss ratio was 4.1 in 2019, down from 10.3 in 2018. The loss ratio decrease was the result of a lower current accident year loss ratio and a higher amount of favorable development on prior accident years’ reserves. The expense ratio was 67.1, up from 64.0 in the prior year, due to increased investments in technology and higher bonus and profit-sharing expenses on a slightly lower premium base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $17.0 million during the second quarter of 2019, an increase of 16.6 percent from that reported for the same period in 2018. The increase in investment income was largely due to an increased asset base and higher average yields relative to the prior year. In addition, one dividend, which had historically been paid in the third quarter, was paid in the second quarter and accounted for 4.0 percent of the increase.

Yields on our fixed income investments for the second quarter of 2019 and 2018 were as follows:

	2Q 2019	2Q 2018
Pretax Yield
Taxable	3.43%	3.19%
Tax-Exempt	2.83%	2.85%
After-Tax Yield
Taxable	2.71%	2.52%
Tax-Exempt	2.68%	2.70%

We recognized $4.8 million of realized gains in the second quarter of 2019, which were comprised of $3.9 million of realized gains on equity securities from rebalancing the portfolio, $0.7 million of realized gains on the fixed income portfolio and $0.2 of miscellaneous realized gains. This compares to realized gains of $21.7 million on the equity portfolio that were partially offset by realized losses of $0.9 million in the fixed income portfolio for the same period in 2018.

Income Taxes

Our effective tax rate for the second quarter of 2019 was 17.1 percent, compared to 16.0 percent for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the second quarter of 2019 due largely to higher levels of pre-tax earnings, which caused the tax-favored adjustments to have a smaller impact on a percentage basis in 2019 compared to the prior year.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2019 and 2018:

(in thousands)	2019	2018

Operating cash flows	$105,347	$100,000
Investing cash flows	$(100,654)	$(74,888)
Financing cash flows	$(9,999)	$(15,281)
Total	$(5,306)	$9,831

Operating activities generated positive cash flows of $105.3 million in the first six months of 2019, compared to $100.0 million in the same period last year. The increase in operating cash flows was due to increased premium receipts and investment income, which were partially offset by a larger amount of paid loss and loss adjustment expense during the period.

We have $149.2 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2019 was $161.0 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2019, we had cash and other investments maturing within one year of approximately $123.4 million and an additional $410.5 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the six-month period ended June 30, 2019, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2019, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of June 30, 2019, our investment portfolio had a balance sheet value of $2.4 billion. Invested assets at June 30, 2019 have increased $220.6 million from December 31, 2018.

As of June 30, 2019, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$194,712	$201,385	$6,673	8.3%	AAA
U.S. agency	29,708	31,695	1,987	1.3%	AAA
Non-U.S. govt. & agency	9,249	9,112	(137)	0.4%	BBB
Agency MBS	402,993	408,196	5,203	16.9%	AAA
ABS/CMBS**	149,583	151,876	2,293	6.3%	AAA
Corporate	701,358	726,798	25,440	30.1%	BBB+
Municipal	321,826	336,551	14,725	13.9%	AA
Total Fixed Income	$1,809,429	$1,865,613	$56,184	77.2%	AA-

Equity	$259,177	$421,801	$162,624	17.5%

Other Invested Assets	$55,188	$55,196	$8	2.3%

Cash and Short-Term Investments	$72,187	$72,187	$—	3.0%

Total Portfolio	$2,195,981	$2,414,797	$218,816	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2019, our fixed income portfolio had the following rating distribution:

AAA	47.4%
AA	15.2%
A	20.4%
BBB	10.6%
BB	3.9%
B	2.3%
CCC	0.1%
NR	0.1%
Total	100.0%

As of June 30, 2019, the duration of the fixed income portfolio was 4.8 years. Our fixed income portfolio remained well diversified, with 1,211 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of June 30, 2019, we had $108.9 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2019, we had $43.0 million in commercial mortgage backed securities (CMBS) and $408.2 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 6.3 percent of our investment portfolio at quarter end.

We had $726.8 million in corporate fixed income securities as of June 30, 2019, which includes $83.5 million invested in a high yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2019, we had $336.6 million in municipal securities. Approximately 83 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $421.8 million as of June 30, 2019 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of June 30, 2019, our equity portfolio had a dividend yield of 2.4 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 243 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $55.2 million of other invested assets at June 30, 2019, including investments in low income housing tax credit partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. As of June 30, 2019, $16.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six month period ending June 30, 2019, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2019, our capital structure consisted of $149.2 million in 10-year maturity senior notes maturing in 2023 (debt) and $959.9 million of shareholders’ equity. Debt outstanding comprised 13.5 percent of total capital as of June 30, 2019. Interest and fees on debt obligations totaled $3.7 million during the first half of 2019, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the six-month periods ended June 30, 2019 and 2018.

We paid a regular quarterly cash dividend of $0.23 per share on June 20, 2019, a $0.01 increase over the prior quarter. We have increased dividends in each of the last 44 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2019, our holding company had $959.9 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $46.3 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). RLI Ins. did not pay any dividends to RLI Corp in the first six months of 2019. In 2018, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million and extraordinary dividends totaling $110.0 million. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the fourth quarter of 2019 and cannot be distributed to RLI Corp. without prior approval from the IDOI. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution. However, as discussed above, RLI Corp. had the necessary amount of unrestricted liquid net assets on hand at June 30, 2019 to cover normal annual holding company expenditures as they are incurred and become payable.

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

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 101	iXBRL-Related Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 25, 2019