Form 10-Q
period 2019-09-30
RLI CORP
filed 2019-10-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 14, 2019, the number of shares outstanding of the registrant’s Common Stock was 44,836,488.

		Page

Part I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Earnings and Comprehensive Earnings For the Three and Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity For the Three and Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	6

	Notes to unaudited condensed consolidated interim financial statements	7

Item 2.	Management’s discussion and analysis of financial condition and results of operations	22

Item 3.	Quantitative and qualitative disclosures about market risk	36

Item 4.	Controls and procedures	36

Part II - Other Information		36

Item 1.	Legal proceedings	36

Item 1a.	Risk factors	36

Item 2.	Unregistered sales of equity securities and use of proceeds	36

Item 3.	Defaults upon senior securities	36

Item 4.	Mine safety disclosures	36

Item 5.	Other information	36

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net premiums earned	$211,255	$200,815	$623,485	$587,364
Net investment income	17,532	16,314	51,095	45,123
Net realized gains	3,211	18,808	17,043	48,117
Other-than-temporary impairment (OTTI) losses on investments	-	(161)	-	(217)
Net unrealized gains (losses) on equity securities	4,906	4,848	47,214	(34,535)
Consolidated revenue	$236,904	$240,624	$738,837	$645,852
Losses and settlement expenses	108,990	110,231	307,206	304,305
Policy acquisition costs	71,552	68,414	214,586	201,473
Insurance operating expenses	16,982	14,408	50,597	42,191
Interest expense on debt	1,861	1,862	5,583	5,576
General corporate expenses	2,583	2,947	9,142	7,871
Total expenses	$201,968	$197,862	$587,114	$561,416
Equity in earnings of unconsolidated investees	4,011	3,587	17,793	15,853
Earnings before income taxes	$38,947	$46,349	$169,516	$100,289
Income tax expense	6,623	6,977	31,252	15,450
Net earnings	$32,324	$39,372	$138,264	$84,839

Other comprehensive earnings (loss), net of tax	15,341	(7,696)	72,506	(41,769)
Comprehensive earnings	$47,665	$31,676	$210,770	$43,070

Earnings per share:
Basic:
Basic net earnings per share	$0.72	$0.89	$3.09	$1.91
Basic comprehensive earnings per share	$1.06	$0.71	$4.72	$0.97

Diluted:
Diluted net earnings per share	$0.71	$0.88	$3.06	$1.90
Diluted comprehensive earnings per share	$1.05	$0.70	$4.66	$0.96

Weighted average number of common shares outstanding:
Basic	44,823	44,400	44,689	44,311
Diluted	45,349	44,940	45,192	44,760

Cash dividends paid per common share	$0.23	$0.22	$0.68	$0.65

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,881,963 at 9/30/19 and $1,776,465 at 12/31/18)	$1,957,025	$1,760,515
Equity securities, at fair value (cost - $260,883 at 9/30/19 and $220,373 at 12/31/18)	428,297	340,483
Short-term investments, at cost which approximates fair value	5,534	11,550
Other invested assets	59,577	51,542
Cash	64,048	30,140
Total investments and cash	$2,514,481	$2,194,230
Accrued investment income	14,547	14,033
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,860 at 9/30/19 and $16,967 at 12/31/18	157,111	152,576
Ceded unearned premium	88,174	71,174
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,764 at 9/30/19 and $9,793 at 12/31/18	382,030	364,999
Deferred policy acquisition costs	86,523	84,934
Property and equipment, at cost, net of accumulated depreciation of $60,299 at 9/30/19 and $54,275 at 12/31/18	52,626	54,692
Investment in unconsolidated investees	113,528	94,967
Goodwill and intangibles	54,228	54,534
Other assets	41,816	18,926
TOTAL ASSETS	$3,505,064	$3,105,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,557,358	$1,461,348
Unearned premiums	532,493	496,505
Reinsurance balances payable	25,690	22,591
Funds held	78,161	72,309
Income taxes-deferred	55,910	24,238
Bonds payable, long-term debt	149,255	149,115
Accrued expenses	47,952	45,124
Other liabilities	58,625	26,993
TOTAL LIABILITIES	$2,505,444	$2,298,223

Shareholders’ Equity
Common stock ($0.01 par value, 100,000,000 shares authorized)
(67,762,302 shares issued, 44,832,088 shares outstanding at 9/30/19)
(67,434,257 shares issued, 44,504,043 shares outstanding at 12/31/18)	$678	$674
Paid-in capital	318,092	305,660
Accumulated other comprehensive earnings (loss)	57,934	(14,572)
Retained earnings	1,015,915	908,079
Deferred compensation	7,788	8,354
Less: Treasury shares at cost
(22,930,214 shares at 9/30/19 and 12/31/18)	(400,787)	(401,353)
TOTAL SHAREHOLDERS’ EQUITY	$999,620	$806,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,505,064	$3,105,065

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2018	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	86	—	—	(138,494)	138,580	—	—
Net earnings	—	12,216	—	—	—	12,216	—	—
Other comprehensive earnings (loss), net of tax	—	(26,398)	—	—	(26,398)	—	—	—
Deferred compensation	—	—	—	—	—	—	(584)	584
Share-based compensation	104,771	2,721	104	2,617	—	—	—	—
Dividends and dividend equivalents ($0.21 per share)	—	(9,290)	—	—	—	(9,290)	—	—
Balance, March 31, 2018	44,253,126	$832,933	$67,183	$235,694	$(6,973)	$930,028	$8,056	$(401,055)
Par value conversion from $1.00 per share to $0.01 per share	—	—	(66,513)	66,513	—	—	—	—
Net earnings	—	33,251	—	—	—	33,251	—	—
Other comprehensive earnings (loss), net of tax	—	(7,675)	—	—	(7,675)	—	—	—
Deferred compensation	—	—	—	—	—	—	(120)	120
Share-based compensation	86,813	1,041	3	1,038	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,753)	—	—	—	(9,753)	—	—
Balance, June 30, 2018	44,339,939	$849,797	$673	$303,245	$(14,648)	$953,526	$7,936	$(400,935)
Net earnings	—	39,372	—	—	—	39,372	—	—
Other comprehensive earnings (loss), net of tax	—	(7,696)	—	—	(7,696)	—	—	—
Deferred compensation	—	—	—	—	—	—	(171)	171
Share-based compensation	144,715	155	1	154	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,772)	—	—	—	(9,772)	—	—
Balance, September 30, 2018	44,484,654	$871,856	$674	$303,399	$(22,344)	$983,126	$7,765	$(400,764)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	65,473	—	—	—	65,473	—	—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)
Net earnings	—	40,467	—	—	—	40,467	—	—
Other comprehensive earnings (loss), net of tax	—	27,864	—	—	27,864	—	—	—
Deferred compensation	—	—	—	—	—	—	215	(215)
Share-based compensation	232,941	7,217	2	7,215	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,305)	—	—	—	(10,305)	—	—
Balance, June 30, 2019	44,787,197	$959,948	$677	$315,766	$42,593	$993,911	$7,530	$(400,529)
Net earnings	—	32,324	—	—	—	32,324	—	—
Other comprehensive earnings (loss), net of tax	—	15,341	—	—	15,341	—	—	—
Deferred compensation	—	—	—	—	—	—	258	(258)
Share-based compensation	44,891	2,327	1	2,326	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,320)	—	—	—	(10,320)	—	—
Balance, September 30, 2019	44,832,088	$999,620	$678	$318,092	$57,934	$1,015,915	$7,788	$(400,787)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2019	2018

Net cash provided by operating activities	$186,762	$163,369
Cash Flows from Investing Activities
Investments purchased	$(466,039)	$(636,859)
Investments sold	222,893	444,637
Investments called or matured	106,241	102,244
Net change in short-term investments	6,016	(8,546)
Net property and equipment purchased	(4,056)	(4,838)
Other	83	89
Net cash used in investing activities	$(134,862)	$(103,273)

Cash Flows from Financing Activities
Cash dividends paid	$(30,428)	$(28,815)
Proceeds from stock option exercises	12,436	3,917
Net cash used in financing activities	$(17,992)	$(24,898)

Net increase in cash	$33,908	$35,198

Cash at the beginning of the period	$30,140	$24,271
Cash at September 30	$64,048	$59,469

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

B. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2018 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2019 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2018 to conform to the classifications used in the current year.

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

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019. We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net earnings, no adjustment to the opening balance of retained earnings was required. As of September 30, 2019, $23.6 million of right-of-use assets and $25.8 million of lease liabilities were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

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

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. Our long-term incentive plan limits the awards of share-based payments to employees and directors of the Company. As our share-based compensation expense to nonemployee directors was $0.5 million in the first nine months of 2019, the standard did not have a material impact on our financial statements.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bonds (84.5 percent rated A or better at September 30, 2019) and we purchase reinsurance from financially strong reinsurers for which we already have an allowance for uncollectible reinsurance amounts, we do not expect that the effect of adoption will be material.

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

E. INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.2 million and $54.5 million at September 30, 2019 and December 31, 2018, respectively, as detailed in the following table:

Goodwill and Intangible Assets	September 30,	December 31,
(in thousands)	2019	2018
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,368 at 9/30/19 and $3,062 at 12/31/18	666	972
Total intangibles	$8,166	$8,472

Total goodwill and intangibles	$54,228	$54,534

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the third quarter of 2019 and $0.3 million for the nine-month period ended September 30, 2019, the same as for the comparable periods in 2018.

Annual impairment assessment was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2019. Based upon these reviews, none of the assets were impaired. In addition, as of September 30, 2019, there were no triggering events that would suggest an updated review was necessary on the above-mentioned goodwill and intangible assets.

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

	For the Three-Month Period			For the Three-Month Period
	Ended September 30, 2019			Ended September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$32,324	44,823	$0.72	$39,372	44,400	$0.89
Effect of Dilutive Securities
Stock options	-	526		-	540
Diluted EPS
Income available to common shareholders	$32,324	45,349	$0.71	$39,372	44,940	$0.88

	For the Nine-Month Period			For the Nine-Month Period
	Ended September 30, 2019			Ended September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$138,264	44,689	$3.09	$84,839	44,311	$1.91
Effect of Dilutive Securities
Stock options	-	503		-	449
Diluted EPS
Income available to common shareholders	$138,264	45,192	$3.06	$84,839	44,760	$1.90

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent.

Unrealized gains, net of tax, on the fixed income portfolio for the first nine months of 2019 were $72.5 million, compared to $41.8 million of unrealized losses, net of tax, during the same period last year. Unrealized gains in the first nine months of 2019 were attributable to declining interest rates, which increased the fair value of securities held in the fixed income portfolio. In contrast, rising interest rates decreased the fair value of securities held in the fixed income portfolio in the first nine months of 2018.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2019	2018	2019	2018

Beginning balance	$42,593	$(14,648)	$(14,572)	$157,919
Cumulative effect adjustment of ASU 2016-01	-	-	-	(142,219)
Adjusted beginning balance	$42,593	$(14,648)	$(14,572)	$15,700
Other comprehensive earnings before reclassifications	16,231	(7,034)	74,414	(41,829)
Amounts reclassified from accumulated other comprehensive earnings	(890)	(662)	(1,908)	60
Net current-period other comprehensive earnings (loss)	$15,341	$(7,696)	$72,506	$(41,769)
Reclassification of stranded tax effect per ASU 2018-02	-	-	-	3,725
Ending balance	$57,934	$(22,344)	$57,934	$(22,344)

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

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Nine-Month
Component of Accumulated	Periods Ended September 30,		Periods Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2019	2018	2019	2018	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$1,126	$999	$2,415	$141	Net realized gains (losses)
	-	(161)	-	(217)	Other-than-temporary impairment (OTTI) losses on investments
	$1,126	$838	$2,415	$(76)	Earnings before income taxes
	(236)	(176)	(507)	16	Income tax benefit (expense)
	$890	$662	$1,908	$(60)	Net earnings (loss)

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

Fixed Income Securities - Available-for-Sale

The amortized cost and fair value of available-for-sale securities at September 30, 2019 and December 31, 2018 were as follows:

Available-for-sale	September 30, 2019
(in thousands)	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$232,269	$8,705	$(61)	$240,913
U.S. agency	29,703	2,776	-	32,479
Non-U.S. govt. & agency	9,241	290	(189)	9,342
Agency MBS	421,448	10,632	(571)	431,509
ABS/CMBS*	173,469	3,230	(144)	176,555
Corporate	675,463	34,148	(1,509)	708,102
Municipal	340,370	17,781	(26)	358,125
Total Fixed Income	$1,881,963	$77,562	$(2,500)	$1,957,025

Available-for-sale	December 31, 2018
(in thousands)	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Asset Class	Cost	Gains	Losses	Value
U.S. government	$199,982	$1,232	$(985)	$200,229
U.S. agency	31,716	403	(215)	31,904
Non-U.S. govt. & agency	8,170	-	(531)	7,639
Agency MBS	402,992	1,709	(9,448)	395,253
ABS/CMBS*	137,224	375	(876)	136,723
Corporate	681,909	2,894	(16,124)	668,679
Municipal	314,472	6,926	(1,310)	320,088
Total Fixed Income	$1,776,465	$13,539	$(29,489)	$1,760,515

*Non-agency asset-backed and commercial mortgage-backed

The following table presents the amortized cost and fair value of available-for-sale debt securities by contractual maturity dates as of September 30, 2019:

	September 30, 2019
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$87,635	$87,812
Due after one year through five years	397,448	408,691
Due after five years through 10 years	593,686	627,483
Due after 10 years	208,277	224,975
Mtge/ABS/CMBS*	594,917	608,064
Total available-for-sale	$1,881,963	$1,957,025

*Mortgage-backed, asset-backed and commercial mortgage-backed

Unrealized Losses on Fixed Income Securities

We conduct and document periodic reviews of all fixed income securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The following tables are used as part of our impairment analysis and illustrate the total value of fixed income securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018. The tables segregate the securities based on type, noting the fair value, amortized cost and unrealized loss on each category of investment as well as in total. The tables further classify the securities based on the length of time they have been in an unrealized loss position. As of September 30, 2019, unrealized losses on fixed income securities, as shown in the following tables, were 0.1 percent of total invested assets. Unrealized losses decreased through the first nine months of 2019, as interest rates decreased from the end of 2018, increasing the fair value of securities held in the fixed income portfolio.

	September 30, 2019			December 31, 2018
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. government
Fair value	$998	$15,717	$16,715	$7,249	$76,073	$83,322
Amortized cost	999	15,777	16,776	7,270	77,037	84,307
Unrealized Loss	$(1)	$(60)	$(61)	$(21)	$(964)	$(985)

U.S. agency
Fair value	$—	$—	$—	$—	$8,843	$8,843
Amortized cost	—	—	—	—	9,058	9,058
Unrealized Loss	$—	$—	$—	$—	$(215)	$(215)

Non-U.S. government
Fair value	$—	$1,710	$1,710	$5,432	$2,207	$7,639
Amortized cost	—	1,899	1,899	5,571	2,599	8,170
Unrealized Loss	$—	$(189)	$(189)	$(139)	$(392)	$(531)

Agency MBS
Fair value	$6,209	$49,352	$55,561	$25,345	$261,325	$286,670
Amortized cost	6,215	49,917	56,132	25,486	270,632	296,118
Unrealized Loss	$(6)	$(565)	$(571)	$(141)	$(9,307)	$(9,448)

ABS/CMBS*
Fair value	$26,521	$8,101	$34,622	$46,918	$32,137	$79,055
Amortized cost	26,600	8,166	34,766	47,146	32,785	79,931
Unrealized Loss	$(79)	$(65)	$(144)	$(228)	$(648)	$(876)

Corporate
Fair value	$32,584	$16,226	$48,810	$306,177	$147,751	$453,928
Amortized cost	33,341	16,978	50,319	315,428	154,624	470,052
Unrealized Loss	$(757)	$(752)	$(1,509)	$(9,251)	$(6,873)	$(16,124)

Municipal
Fair value	$8,579	$—	$8,579	$6,036	$55,681	$61,717
Amortized cost	8,605	—	8,605	6,052	56,975	63,027
Unrealized Loss	$(26)	$—	$(26)	$(16)	$(1,294)	$(1,310)

Total fixed income
Fair value	$74,891	$91,106	$165,997	$397,157	$584,017	$981,174
Amortized cost	75,760	92,737	168,497	406,953	603,710	1,010,663
Unrealized Loss	$(869)	$(1,631)	$(2,500)	$(9,796)	$(19,693)	$(29,489)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions at September 30, 2019 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$122,495	$121,660	$(835)	33.4%
2	BBB	Baa	12,031	11,683	(348)	13.9%
3	BB	Ba	12,481	11,981	(500)	20.0%
4	B	B	20,977	20,245	(732)	29.3%
5	CCC	Caa	513	428	(85)	3.4%
6	CC or lower	Ca or lower	-	-	-	-%
		Total	$168,497	$165,997	$(2,500)	100.0%

Evaluating Fixed Income Securities for OTTI

The fixed income portfolio contained 171 securities in an unrealized loss position as of September 30, 2019. The $2.5 million in associated unrealized losses represents 0.1 percent of the fixed income portfolio’s cost basis. Of these 171 securities, 79 have been in an unrealized loss position for 12 consecutive months or longer. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment on fixed income securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. We did not recognize any other-than-temporary impairment (OTTI) losses in earnings on the fixed income portfolio in the first nine months of 2019. Comparatively, we recognized $0.2 million in OTTI losses in earnings on two fixed income securities that we no longer had the intent to hold in the same period in 2018. There were no OTTI losses recognized in other comprehensive earnings on the fixed income portfolio for the periods presented.

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized on equity securities still held as of September 30, 2019 were $6.9 million during the third quarter and $61.7 million during the first nine months of 2019. Comparatively, unrealized gains recognized on equity securities still held as of September 30, 2018 were $22.8 million during the third quarter, while unrealized losses were $18.2 million during the first nine months of 2018.

Other Invested Assets

We had $59.6 million of other invested assets at September 30, 2019, compared to $51.5 million at the end of 2018. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $18.8 million at September 30, 2019, compared to $20.3 million at December 31, 2018 and recognized a total tax benefit of $0.6 million during the third quarter of 2019, the same as the prior year. For the nine-month periods ended September 30, 2019 and 2018, our LIHTC interests recognized a total benefit of $1.9 million and $1.7 million, respectively. Our unfunded commitment for our LIHTC investments totaled $7.1 million at September 30, 2019 and will be paid out in installments through 2035.

As of September 30, 2019, $16.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ending September 30, 2019, there were no outstanding borrowings with the FHLBC.

We had $7.4 million of unfunded commitments related to our investments in private funds at September 30, 2019. Additionally, our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An IPO would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Cash and Short-term Investments

Cash consists of uninvested balances in bank accounts. We had a cash balance of $64.0 million at September 30, 2019, compared to $30.1 million at the end of 2018. As of September 30, 2019, we had $5.5 million of short-term investments that were carried at cost and approximated fair value, compared to $11.6 million at December 31, 2018.

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

Common Stock: As of September 30, 2019, all of our common stock holdings are traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity security not traded on an exchange in 2018 was provided by a third-party pricing source and was classified as Level 2.

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

Assets measured at fair value in the accompanying unaudited condensed consolidated interim financial statements on a recurring basis are summarized below:

	As of September 30, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$240,913	$—	$240,913
U.S. agency	—	32,479	—	32,479
Non-U.S. govt. & agency	—	9,342	—	9,342
Agency MBS	—	431,509	—	431,509
ABS/CMBS*	—	176,555	—	176,555
Corporate	—	708,102	—	708,102
Municipal	—	358,125	—	358,125
Total fixed income securities - available-for-sale	$—	$1,957,025	$—	$1,957,025
Equity securities	428,297	—	—	428,297
Total	$428,297	$1,957,025	$—	$2,385,322

	As of December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total

Fixed income securities - available-for-sale
U.S. government	$—	$200,229	$—	$200,229
U.S. agency	—	31,904	—	31,904
Non-U.S. govt. & agency	—	7,639	—	7,639
Agency MBS	—	395,253	—	395,253
ABS/CMBS*	—	136,723	—	136,723
Corporate	—	668,679	—	668,679
Municipal	—	320,088	—	320,088
Total fixed income securities - available-for-sale	$—	$1,760,515	$—	$1,760,515
Equity securities	339,985	498	—	340,483
Total	$339,985	$1,761,013	$—	$2,100,998

* Non-agency asset-backed and commercial mortgage-backed

As noted in the above table, we did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month period ended September 30, 2019.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2019 and 2018:

	For the Nine-Month Periods
	Ended September 30,
(in thousands)	2019	2018
Unpaid losses and LAE at beginning of year
Gross	$1,461,348	$1,271,503
Ceded	(364,999)	(301,991)
Net	$1,096,349	$969,512

Increase (decrease) in incurred losses and LAE
Current accident year	$362,395	$342,807
Prior accident years	(55,189)	(38,502)
Total incurred	$307,206	$304,305

Loss and LAE payments for claims incurred
Current accident year	$(51,270)	$(45,008)
Prior accident years	(176,957)	(171,725)
Total paid	$(228,227)	$(216,733)

Net unpaid losses and LAE at September 30	$1,175,328	$1,057,084

Unpaid losses and LAE at September 30
Gross	$1,557,358	$1,377,111
Ceded	(382,030)	(320,027)
Net	$1,175,328	$1,057,084

For the first nine months of 2019, incurred losses and LAE included $55.2 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, general liability, commercial excess and personal umbrella, professional services, small commercial and surety. Executive products and medical professional liability were the exceptions and experienced adverse development.

For the first nine months of 2018, incurred losses and LAE included $38.5 million of favorable development on prior years’ loss reserves. Commercial excess and personal umbrella, general liability, marine and surety were drivers of the favorable development. Executive products, transportation and medical professional liability experienced adverse development.

5. INCOME TAXES

Our effective tax rate for the three and nine-month periods ended September 30, 2019 was 17.0 percent and 18.4 percent, respectively, compared to 15.1 percent and 15.4 percent, respectively, for the same periods in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was reduced for the three and nine-month period in 2018 by an increased level of tax exempt securities and stock option exercises and the corresponding tax benefits. Additionally, the effective rate was higher for the first nine months of 2019 due to higher levels of pre-tax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2019 and 2018 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items line.

	For the Three-Month Periods Ended September 30,				For the Nine-Month Periods Ended September 30,
	2019		2018		2019		2018
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$8,179	21.0%	$9,733	21.0%	$35,598	21.0%	$21,061	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(614)	(1.6)%	(2,273)	(4.9)%	(3,546)	(2.1)%	(4,340)	(4.3)%
Tax exempt interest income	(276)	(0.7)%	(375)	(0.8)%	(930)	(0.6)%	(1,460)	(1.5)%
Dividends received deduction	(218)	(0.6)%	(150)	(0.3)%	(635)	(0.4)%	(516)	(0.5)%
ESOP dividends paid deduction	(136)	(0.3)%	(139)	(0.3)%	(413)	(0.2)%	(423)	(0.4)%
Other items, net	(312)	(0.8)%	181	0.4%	1,178	0.7%	1,128	1.1%
Total tax expense	$6,623	17.0%	$6,977	15.1%	$31,252	18.4%	$15,450	15.4%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,250,085 awards under the 2015 LTIP, including 346,455 thus far in 2019.

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

The following tables summarize option activity for the nine-month periods ended September 30, 2019 and 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	324,525	$81.27
Options exercised	(493,615)	$45.61		$18,157
Options canceled/forfeited	(59,050)	$60.92
Outstanding options at September 30, 2019	1,736,740	$61.52	5.43	$54,515
Exercisable options at September 30, 2019	622,290	$52.78	4.03	$24,975

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	401,250	$64.31
Options exercised	(685,810)	$36.72		$23,603
Options canceled/forfeited	(15,600)	$61.44
Outstanding options at September 30, 2018	1,956,855	$53.81	5.50	$48,476
Exercisable options at September 30, 2018	678,905	$45.60	4.03	$22,388

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

Thus far in 2019, 324,525 stock options were granted with a weighted average exercise price of $81.27 and a weighted average fair value of $13.47. We recognized $1.2 million of expense in the third quarter of 2019 and $3.6 million in the first nine months of 2019 related to options vesting. Since options granted under our 2015 LTIP are non-qualified, we recorded a tax benefit of $0.2 million in the third quarter of 2019 and $0.7 million in the first nine months of 2019 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.8 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.2 million of compensation expense in the third quarter of 2018 and $3.4 million in the first nine months of 2018. We recorded a tax benefit of $0.2 million in the third quarter of 2018 and $0.7 million in the first nine months of 2018 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2019		2018

Weighted-average fair value of grants	$13.47		$10.38
Risk-free interest rates	2.41%		2.69%
Dividend yield	2.69%		3.15%
Expected volatility	22.71%		22.88%
Expected option life	4.95	years	5.06	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. These units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period.

As of September 30, 2019, 45,350 RSUs have been granted to employees under the 2015 LTIP, including 15,275 in 2019, and 43,530 remain outstanding. We recognized $0.3 million of expense on these units in the third quarter of 2019 and $0.6 million in the first nine months of 2019. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $1.2 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.2 million of expense in the third quarter of 2018 and $0.4 million in the first nine months of 2018.

In 2018 and 2019, each outside director received RSUs with a fair market value of $50,000 on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of September 30, 2019, 15,085 restricted stock units have been granted to directors under the 2015 LTIP, including 6,655 in 2019, and 6,081 remain outstanding. We recognized $0.1 million of compensation expense on these units in the third quarter of 2019 and $0.5 million in the first nine months of 2019. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.3 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.1 million of compensation expense in the third quarter of 2018 and $0.2 million in the first nine months of 2018.

7. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Nine-Month Periods
REVENUES	Ended September 30,		Ended September 30,
(in thousands)	2019	2018	2019	2018
Casualty	$140,423	$131,605	$415,667	$387,068
Property	41,476	39,067	120,194	111,439
Surety	29,356	30,143	87,624	88,857
Net premiums earned	$211,255	$200,815	$623,485	$587,364
Net investment income	17,532	16,314	51,095	45,123
Net realized gains	3,211	18,647	17,043	47,900
Net unrealized gains (losses) on equity securities	4,906	4,848	47,214	(34,535)
Total consolidated revenue	$236,904	$240,624	$738,837	$645,852

NET EARNINGS
(in thousands)	2019	2018	2019	2018
Casualty	$2,370	$(1,974)	$14,652	$2,441
Property	6,202	2,621	14,012	12,150
Surety	5,159	7,115	22,432	24,804
Net underwriting income	$13,731	$7,762	$51,096	$39,395
Net investment income	17,532	16,314	51,095	45,123
Net realized gains	3,211	18,647	17,043	47,900
Net unrealized gains (losses) on equity securities	4,906	4,848	47,214	(34,535)
General corporate expense and interest on debt	(4,444)	(4,809)	(14,725)	(13,447)
Equity in earnings of unconsolidated investees	4,011	3,587	17,793	15,853
Total earnings before income taxes	$38,947	$46,349	$169,516	$100,289
Income tax expense	6,623	6,977	31,252	15,450
Total net earnings	$32,324	$39,372	$138,264	$84,839

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Nine-Month Periods
NET PREMIUMS EARNED	Ended September 30,		Ended September 30,
(in thousands)	2019	2018	2019	2018
Casualty
Commercial excess and personal umbrella	$35,959	$31,244	$102,580	$91,845
General liability	25,005	22,485	74,240	68,988
Commercial transportation	21,067	20,747	61,979	60,570
Professional services	20,816	19,890	60,390	59,559
Small commercial	13,927	12,883	40,430	38,674
Executive products	7,026	5,352	19,476	15,548
Other casualty	16,623	19,004	56,572	51,884
Total	$140,423	$131,605	$415,667	$387,068

Property
Marine	$19,033	$16,068	$54,633	$44,866
Commercial property	17,098	18,489	50,248	53,296
Specialty personal	4,948	4,228	14,324	12,499
Other property	397	282	989	778
Total	$41,476	$39,067	$120,194	$111,439

Surety
Miscellaneous	$10,998	$11,822	$33,880	$35,183
Contract	7,507	7,474	21,106	20,832
Commercial	7,209	6,863	21,020	20,337
Energy	3,642	3,984	11,618	12,505
Total	$29,356	$30,143	$87,624	$88,857

Grand Total	$211,255	$200,815	$623,485	$587,364

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

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining lease terms of 1 to 16 years. Expenses associated with leases totaled $6.9 million in 2018, $6.8 million in 2017 and $6.4 million in 2016. The components of lease expense and other lease information as of and during the three and nine-month period ended September 30, 2019 are as follows:

	For the Three-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2019	Ended September 30, 2019
Operating lease cost	$1,423	$4,349

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$1,438	$4,234

Right-of-use assets obtained in exchange for new operating lease liabilities	$427	$1,378

Reduction to right-of-use assets resulting from reduction to lease liabilities	$-	$1,279

(in thousands)	September 30, 2019
Operating lease right-of-use assets	$23,604

Operating lease liabilities	$25,787

Weighted-average remaining lease term - operating leases	4.91	years

Weighted-average discount rate - operating leases	2.33%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 and December 31, 2018 were as follows:

(in thousands)	September 30, 2019	December 31, 2018
2019	$1,477	$5,911
2020	5,975	6,019
2021	5,967	5,924
2022	5,904	5,884
2023	4,386	4,459
Thereafter	3,699	3,968
Total future minimum lease payments	$27,408	$32,165

Less imputed interest	(1,621)	N/A
Total operating lease liability	$25,787	N/A

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated revenue for the first nine months of 2019 increased $93.0 million, or 14 percent, from the same period in 2018. Net premiums earned for the Group increased 6 percent, driven by growth from our casualty and property segments. Investment income increased 13 percent due to an increased asset base relative to the prior year. Realized gains during the first nine months of 2019 were $17.0 million and were comprised of $14.4 million of realized gains on equity securities, $2.4 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains. This compares to realized gains of $52.5 million on equity securities from rebalancing the portfolio, which were partially offset by $0.1 million of realized losses on fixed income securities and $4.6 million in miscellaneous losses, primarily from a non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018. Additionally, $47.2 million of net unrealized gains on equity securities were recognized in the first nine months of 2019 compared to $34.5 million of net unrealized losses in the same period in 2018.

	For the Nine-Month Periods
	Ended September 30,
	2019	2018
Consolidated revenues (in thousands)
Net premiums earned	$623,485	$587,364
Net investment income	51,095	45,123
Net realized gains	17,043	47,900
Net unrealized gains (losses) on equity securities	47,214	(34,535)
Total consolidated revenue	$738,837	$645,852

Net after-tax earnings for the first nine months of 2019 totaled $138.3 million, compared to $84.8 million for the same period last year. The increase in earnings for 2019 was influenced by $37.3 million of after-tax unrealized gains on equity securities compared to $27.3 million of after-tax unrealized losses on equity securities in 2018. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $55.2 million in the first nine months of 2019 and $38.5 million in 2018. Pretax storm losses were $8.0 million in the first nine months of 2019, compared to $17.5 million of hurricane, other storm and volcanic activity losses for the same period in 2018. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $7.0 million in 2019, compared to $3.5 million in 2018. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. These performance-related expenses were further increased in the first nine months of 2019 based on the overall growth in earnings and book value.

During the first nine months of 2019, equity in earnings of unconsolidated investees totaled $17.8 million. This amount includes $12.9 million from Maui Jim and $4.9 million from Prime. Comparatively, the first nine months of 2018 reflected $15.9 million of earnings, including $13.3 million from Maui Jim and $2.6 million from Prime.

Comprehensive earnings totaled $210.8 million for the first nine months of 2019, compared to $43.1 million for the same period in 2018. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. In 2019, declining interest rates resulted in unrealized gains on the fixed income portfolio and $72.5 million of other comprehensive earnings in the first nine months. This compares to $41.8 million of other comprehensive loss for the same period in 2018, primarily attributable to increasing interest rates during the period.

Premium

Gross premiums written for the Group increased $65.4 million, or 9 percent, for the first nine months of 2019 when compared to 2018. Products in our casualty and property segments drove the growth. Net premiums earned increased $36.1 million, or 6 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine-Month Periods Ended September 30,			For the Nine-Month Periods Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Casualty
Commercial excess and personal umbrella	$135,814	$116,116	17.0%	$102,580	$91,845	11.7%
General liability	75,818	69,516	9.1%	74,240	68,988	7.6%
Commercial transportation	79,716	72,639	9.7%	61,979	60,570	2.3%
Professional services	68,076	66,265	2.7%	60,390	59,559	1.4%
Small commercial	46,904	41,197	13.9%	40,430	38,674	4.5%
Executive products	67,917	45,865	48.1%	19,476	15,548	25.3%
Other casualty	50,405	64,931	(22.4)%	56,572	51,884	9.0%
Total	$524,650	$476,529	10.1%	$415,667	$387,068	7.4%

Property
Marine	$68,658	$54,145	26.8%	$54,633	$44,866	21.8%
Commercial property	90,035	85,884	4.8%	50,248	53,296	(5.7)%
Specialty personal	16,460	14,024	17.4%	14,324	12,499	14.6%
Other property	1,634	1,042	56.8%	989	778	27.1%
Total	$176,787	$155,095	14.0%	$120,194	$111,439	7.9%

Surety
Miscellaneous	$33,267	$37,680	(11.7)%	$33,880	$35,183	(3.7)%
Contract	22,616	23,320	(3.0)%	21,106	20,832	1.3%
Commercial	22,211	20,956	6.0%	21,020	20,337	3.4%
Energy	11,641	12,233	(4.8)%	11,618	12,505	(7.1)%
Total	$89,735	$94,189	(4.7)%	$87,624	$88,857	(1.4)%

Grand Total	$791,172	$725,813	9.0%	$623,485	$587,364	6.1%

Casualty

Gross premiums written for the casualty segment in the first nine months of 2019 were up 10 percent, or $48.1 million, as mid-single digit rate increases were experienced. Premiums from commercial excess and personal umbrella increased $19.7 million, due in part to an expanded distribution base in personal umbrella and larger scale in the energy casualty space. Our executive products group grew $22.1 million as substantial rate increases were achieved and newer initiatives gained traction. General liability, transportation, small commercial and professional services also contributed to the growth during the first nine months of the year. As previously announced, we reduced our quota share reinsurance agreement with Prime from 25 percent to 6 percent at the beginning of 2019 and exited from our medical professional liability lines due to unfavorable market conditions and poor underwriting performance. The actions on these programs account for the decline in other casualty and offset continued growth in our general binding authority and mortgage reinsurance lines.

Property

Gross premiums written for the Group’s property segment totaled $176.8 million for the first nine months of 2019, up 14 percent from the same period last year. Market disruption has provided opportunity for our marine product and, along with rate increases, led to a 27 percent increase in premiums written over the first nine months of 2018. Hawaii homeowners, within the specialty personal group, benefited from continued investment in relationships and distribution with growth of 12 percent. Commercial property is up 5 percent as rates are up and an improving market has allowed our underwriters to find more opportunities.

Surety

The surety segment recorded gross premiums written of $89.7 million for the first nine months of 2019, a decrease of $4.5 million from the same period last year. Competitive market conditions led to a reduction in miscellaneous, contract and energy surety production, which was partially offset by growth within our commercial lines. Selectively reducing exposures on high risk accounts, given the current stage in the credit cycle, and restructuring one program in the miscellaneous surety book also resulted in a decline in premium for the first nine months of the year.

Underwriting Income

Underwriting income for the Group totaled $51.1 million for the first nine months of 2019, compared to $39.4 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 91.8 in 2019, compared to 93.3 in 2018. The loss ratio decreased to 49.3 from 51.8, due to the increased level of favorable development and lower catastrophe losses in 2019. The Group’s expense ratio increased to 42.5 from 41.5 as strong growth in earnings and book value led to increased bonus and profit-sharing expenses.

	For the Nine-Month Periods
	Ended September 30,
	2019	2018
Underwriting income (in thousands)
Casualty	$14,652	$2,441
Property	14,012	12,150
Surety	22,432	24,804
Total	$51,096	$39,395

Combined ratio
Casualty	96.5	99.4
Property	88.3	89.1
Surety	74.4	72.1
Total	91.8	93.3

Casualty

The casualty segment recorded underwriting income of $14.7 million in the first nine months of 2019, compared to $2.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $43.2 million, primarily on accident years 2015 through 2018. Transportation, general liability, professional services, commercial excess and personal umbrella and small commercial all contributed to the favorable development, while executive products and medical professional liability experienced adverse development. In comparison, $20.5 million of reserves were released in the first nine months of 2018, largely driven by commercial excess, personal umbrella and general liability. A majority of the difference between the reserve releases in 2019 and 2018 can be attributed to the contrast between the favorable development in 2019 and adverse development in 2018 within our transportation business.

The combined ratio for the casualty segment was 96.5 in 2019, compared to 99.4 in 2018. The segment’s loss ratio was 59.5 in 2019, down from 63.7 in 2018. The loss ratio decreased in 2019 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 37.0, up from 35.7 for the same period last year, due to investments in technology and a larger amount of bonus and profit-sharing expenses.

Property

The property segment recorded underwriting income of $14.0 million for the first nine months of 2019, compared to $12.2 million for the same period last year. Loss and settlement expenses for 2019 included $3.8 million of favorable development on prior years’ loss and catastrophe reserves and $7.6 million of storm losses. Comparatively, the 2018 underwriting results included $10.1 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $7.2 million of loss from Hurricane Florence, $6.5 million of losses from the volcanic activity in Hawaii and $2.8 million of other storm losses.

The combined ratio for the property segment was 88.3, compared to 89.1 for the same period last year. The segment’s loss ratio was 44.0 in 2019, down from 45.2 in 2018 due to lower levels of catastrophe losses than in the prior year. The segment’s expense ratio was 44.3 in 2019, up modestly from 43.9 in 2018, as strong growth in overall earnings and book value led to an increase in bonus and profit-sharing expenses.

Surety

The surety segment recorded underwriting income of $22.4 million for the first nine months of 2019, compared to $24.8 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2019 included favorable development on prior accident years’ reserves across most surety lines, which decreased loss and settlement expenses for the segment by $8.1 million. Comparatively, 2018 results included favorable development on prior accident years’ loss reserves across all products, which decreased the segment’s loss and settlement expenses by $8.0 million.

The combined ratio for the surety segment totaled 74.4 for the first nine months of 2019, compared to 72.1 for the same period in 2018. The segment’s loss ratio was 8.1 for 2019, compared to 8.5 for 2018. The expense ratio was 66.3, up from 63.6 in the prior year, due to increased investments in technology and higher bonus and profit-sharing expenses on a slightly lower premium base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $51.1 million during the first nine months of 2019, an increase of 13.2 percent from that reported for the same period in 2018. The increase in investment income was due to an increased asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2019 and 2018 were as follows:

	2019	2018
Pretax Yield
Taxable	3.42%	3.27%
Tax-Exempt	2.82%	2.70%
After-Tax Yield
Taxable	2.70%	2.58%
Tax-Exempt	2.67%	2.56%

We recognized $17.0 million of realized gains in the first nine months of 2019, which were comprised of $14.4 million of realized gains on equity securities, $2.4 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains. This compares to realized gains of $52.5 million on equity securities from rebalancing the portfolio that were partially offset by $0.1 million of realized losses in the fixed income portfolio as well as realized losses related to a non-cash impairment charge on goodwill and definite-lived intangibles for the same period in 2018.

The following table depicts the composition of our investment portfolio at September 30, 2019 as compared to December 31, 2018:

	September 30, 2019		December 31, 2018
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,957,025	77.8%	$1,760,515	80.2%
Equity securities	428,297	17.0%	340,483	15.5%
Other invested assets	59,577	2.4%	51,542	2.4%
Cash and short-term investments	69,582	2.8%	41,690	1.9%
Total	$2,514,481	100.0%	$2,194,230	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $196.5 million in the first nine months of 2019. The increase was due to cash flows being allocated to the fixed income portfolio as well as the decline in interest rates during the year, increasing the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.8 years at September 30, 2019, reflecting our current liability structure and sound capital position. The equity portfolio increased by $87.8 million during the first nine months of 2019 due largely to strong equity market returns.

Income Taxes

Our effective tax rate for the first nine months of 2019 was 18.4 percent, compared to 15.4 percent for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the first nine months of 2019 due to higher levels of pre-tax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to the prior year. Additionally, the effective rate was reduced in 2018 by an increased level of tax exempt securities and stock option exercises and the corresponding tax benefits.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated revenue for the third quarter of 2019 decreased $3.7 million, or 2 percent, from the same period in 2018. Net premiums earned for the Group increased 5 percent, driven by growth from our casualty and property segments. Investment income increased 7 percent due to an increased asset base relative to the prior year. Realized gains during the quarter were $3.2 million and were comprised of $2.1 million of realized gains on equity securities and $1.1 million of realized gains on the fixed income portfolio. This compares to $18.0 million of realized gains on the equity portfolio from rebalancing and $0.8 million of realized losses on the fixed income portfolio for the same period in 2018. Additionally, $4.9 million of net unrealized gains on equity securities were recognized in the third quarter of 2019, compared to $4.8 million in the same period in 2018.

	For the Three-Month Periods
	Ended September 30,
	2019	2018
Consolidated revenues (in thousands)
Net premiums earned	$211,255	$200,815
Net investment income	17,532	16,314
Net realized gains	3,211	18,647
Net unrealized gains (losses) on equity securities	4,906	4,848
Total consolidated revenue	$236,904	$240,624

Net after-tax earnings for the third quarter of 2019 totaled $32.3 million, compared to $39.4 million for the same period last year. The decrease in earnings for 2019 was influenced by $5.5 million of net after-tax realized and unrealized gains on equity securities compared to $18.0 million in 2018. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $14.4 million in the third quarter of 2019 compared to $10.5 million in 2018. Catastrophe activity consisted of $3.0 million of pretax storm losses in the third quarter of 2019, compared to $7.5 million of losses from Hurricane Florence for the same period in the 2018. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $1.7 million in 2019, compared to $0.6 million in 2018. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. These performance-related expenses were further increased in the third quarter of 2019 based on the overall growth in earnings and book value.

During the third quarter of 2019, equity in earnings of unconsolidated investees totaled $4.0 million. This amount includes $2.8 million from Maui Jim and $1.2 million from Prime. Comparatively, the third quarter of 2018 reflected $3.6 million of earnings, including $2.6 million from Maui Jim and $1.0 million from Prime.

Comprehensive earnings totaled $47.7 million for the third quarter of 2019, compared to $31.7 million for the third quarter of 2018. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The third quarter’s $15.3 million of other comprehensive earnings was due to unrealized gains on the fixed income portfolio as interest rates declined. This compares to $7.7 million of other comprehensive loss for the same period in 2018, primarily attributable to increasing interest rates during the period.

Premium

Gross premiums written for the Group increased $37.9 million, or 16 percent, for the third quarter of 2019 when compared to 2018. Products in our casualty and property segments drove the growth. Net premiums earned increased $10.4 million, or 5 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended September 30,			For the Three-Month Periods Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Casualty
Commercial excess and personal umbrella	$45,392	$39,589	14.7%	$35,959	$31,244	15.1%
General liability	21,045	20,021	5.1%	25,005	22,485	11.2%
Commercial transportation	31,325	25,449	23.1%	21,067	20,747	1.5%
Professional services	23,092	21,754	6.2%	20,816	19,890	4.7%
Small commercial	16,696	13,178	26.7%	13,927	12,883	8.1%
Executive products	30,268	16,340	85.2%	7,026	5,352	31.3%
Other casualty	15,602	21,222	(26.5)%	16,623	19,004	(12.5)%
Total	$183,420	$157,553	16.4%	$140,423	$131,605	6.7%

Property
Marine	$24,508	$19,765	24.0%	$19,033	$16,068	18.5%
Commercial property	32,585	25,667	27.0%	17,098	18,489	(7.5)%
Specialty personal	5,503	5,066	8.6%	4,948	4,228	17.0%
Other property	810	435	86.2%	397	282	40.8%
Total	$63,406	$50,933	24.5%	$41,476	$39,067	6.2%

Surety
Miscellaneous	$10,867	$12,722	(14.6)%	$10,998	$11,822	(7.0)%
Contract	7,667	7,677	(0.1)%	7,507	7,474	0.4%
Commercial	8,114	7,031	15.4%	7,209	6,863	5.0%
Energy	3,515	3,218	9.2%	3,642	3,984	(8.6)%
Total	$30,163	$30,648	(1.6)%	$29,356	$30,143	(2.6)%

Grand Total	$276,989	$239,134	15.8%	$211,255	$200,815	5.2%

Casualty

Gross premiums written for the casualty segment were up 16 percent, or $25.9 million, in the third quarter of 2019. Our executive products group grew significantly during the quarter, as sizeable rate increases were achieved and exposure growth was experienced with both mature and newer product offerings. Transportation also experienced rate and exposure growth, leading to a $5.9 million increase over the third quarter of 2018. Premiums from commercial excess and personal umbrella increased $5.8 million, due in part to an expanded distribution base in personal umbrella and larger scale in the energy casualty space. Other casualty, which includes assumed premiums from Prime and our medical professional liability lines, decreased $5.6 million, despite growth from our general binding authority and mortgage reinsurance business. As previously announced, we reduced our quota share reinsurance agreement with Prime from 25 percent to 6 percent at the beginning of 2019 and exited from our medical professional liability lines due to unfavorable market conditions and poor underwriting performance.

Property

Gross premiums written for the property segment totaled $63.4 million for the third quarter of 2019, up 24 percent from the same period last year. Our commercial property business accounted for a large portion of the increase, up $6.9 million, as changes to the market have allowed our high underwriting standards to become more competitive. Marine premiums written were up 24 percent as market disruption provided new opportunities.

Surety

The surety segment recorded gross premiums written of $30.2 million for the third quarter of 2019, a decrease of $0.5 million from the same period last year. Restructuring of one program resulted in a decline of miscellaneous surety premium in the third quarter, which was partially offset by growth within our commercial and energy lines.

Underwriting Income

Underwriting income for the Group totaled $13.7 million for the third quarter of 2019, compared to $7.8 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 93.5 in 2019, compared to 96.1 in 2018. The loss ratio decreased to 51.6 from 54.9, due to the increased level of favorable development in 2019. The Group’s expense ratio increased to 41.9 from 41.2 as strong growth in earnings and book value led to increased bonus and profit-sharing expenses.

	For the Three-Month Periods
	Ended September 30,
	2019	2018
Underwriting income (in thousands)
Casualty	$2,370	$(1,974)
Property	6,202	2,621
Surety	5,159	7,115
Total	$13,731	$7,762

Combined ratio
Casualty	98.3	101.5
Property	85.0	93.3
Surety	82.4	76.4
Total	93.5	96.1

Casualty

The casualty segment recorded underwriting income of $2.4 million in the third quarter of 2019, compared to $2.0 million of underwriting loss for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $12.4 million, primarily on accident years 2016 through 2018. Transportation, professional services, commercial excess, general liability, and small commercial all contributed to the favorable development, while executive products and medical professional liability experienced adverse development. In comparison, $6.0 million of reserves were released in the third quarter of 2018. Commercial excess, personal umbrella and professional services developed favorably, while small commercial and medical professional liability developed adversely.

The combined ratio for the casualty segment was 98.3 in 2019, compared to 101.5 in 2018. The segment’s loss ratio was 61.7 in 2019, down from 65.3 in 2018. The loss ratio decreased in 2019 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 36.6, up from 36.2 for the same period last year, due to higher bonus and profit-sharing expenses and investments in technology.

Property

The property segment recorded underwriting income of $6.2 million for the third quarter of 2019, compared to $2.6 million for the same period last year. Underwriting results for 2019 included $1.8 million of favorable development on prior years’ loss and catastrophe reserves and $3.0 million of storm losses. Comparatively, the 2018 underwriting results included $3.6 million of favorable development on prior years’ loss and catastrophe reserves and $7.2 million of losses from Hurricane Florence.

Underwriting results for the third quarter of 2019 translated into a combined ratio of 85.0, compared to 93.3 for the same period last year. The segment’s loss ratio was 42.0 in 2019, down from 51.6 in 2018 due to a combination of decreased current accident year catastrophe and non-catastrophe losses. The segment’s expense ratio increased to 43.0 in 2019 from 41.7 in the prior year, as strong growth in overall earnings and book value led to an increase in bonus and profit-sharing expenses.

Surety

The surety segment recorded underwriting income of $5.2 million for the third quarter of 2019, compared to $7.1 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2019 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $0.1 million. Comparatively, 2018 results included favorable development on prior accident years’ loss reserves across most products, which decreased the segment’s loss and settlement expenses by $1.0 million.

The combined ratio for the surety segment totaled 82.4 for the third quarter of 2019, compared to 76.4 for the same period in 2018. The segment’s loss ratio was 17.0 in 2019, up from 13.6 in 2018. The loss ratio increase was the result of a lower amount of favorable development on prior accident years’ reserves. The expense ratio was 65.4, up from 62.8 in the prior year, due to increased investments in technology and higher bonus and profit-sharing expenses on a slightly lower premium base.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $17.5 million during the third quarter of 2019, an increase of 7.5 percent from that reported for the same period in 2018. The increase in investment income was largely due to an increased asset base relative to the prior year.

Yields on our fixed income investments for the third quarter of 2019 and 2018 were as follows:

	3Q 2019	3Q 2018
Pretax Yield
Taxable	3.38%	3.28%
Tax-Exempt	2.80%	2.93%
After-Tax Yield
Taxable	2.67%	2.59%
Tax-Exempt	2.65%	2.77%

We recognized $3.2 million of realized gains in the third quarter of 2019, which were comprised of $2.1 million of realized gains on equity securities from rebalancing the portfolio and $1.1 million of realized gains on the fixed income portfolio. This compares to realized gains of $18.6 million in the third quarter of 2018, which were comprised of $18.0 million of realized gains on the equity portfolio and $0.8 million of realized gains on the fixed income portfolio.

Income Taxes

Our effective tax rate for the third quarter of 2019 was 17.0 percent, compared to 15.1 percent for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the third quarter of 2019 due to lower levels of tax exempt interest income and tax benefits from stock option exercises.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2019 and 2018:

(in thousands)	2019	2018
Operating cash flows	$186,762	$163,369
Investing cash flows	(134,862)	(103,273)
Financing cash flows	(17,992)	(24,898)
Total	$33,908	$35,198

Operating activities generated positive cash flows of $186.8 million in the first nine months of 2019, compared to $163.4 million in the same period last year. The increase in operating cash flows was due to increased premium receipts and investment income, which were partially offset by a larger amount of paid loss and loss adjustment expense during the period.

We have $149.3 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at September 30, 2019 was $162.5 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2019, we had cash and other investments maturing within one year of approximately $157.4 million and an additional $408.7 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits us to borrow up to an aggregate principal amount of $50.0 million. This facility was entered into during the second quarter of 2018 and replaced the previous $40.0 million facility which expired on May 28, 2018. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. As of and during the nine-month period ended September 30, 2019, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2019, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of September 30, 2019, our investment portfolio had a balance sheet value of $2.5 billion. Invested assets at September 30, 2019 have increased $320.3 million from December 31, 2018.

As of September 30, 2019, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$232,269	$240,913	$8,644	9.6%	AAA
U.S. agency	29,703	32,479	2,776	1.3%	AAA
Non-U.S. govt. & agency	9,241	9,342	101	0.4%	BBB
Agency MBS	421,448	431,509	10,061	17.2%	AAA
ABS/CMBS**	173,469	176,555	3,086	7.0%	AAA
Corporate	675,463	708,102	32,639	28.1%	BBB+
Municipal	340,370	358,125	17,755	14.2%	AA
Total Fixed Income	$1,881,963	$1,957,025	$75,062	77.8%	AA-

Equity	$260,883	$428,297	$167,414	17.0%

Other Invested Assets	$59,493	$59,577	$84	2.4%

Cash and Short-Term Investments	$69,582	$69,582	$—	2.8%

Total Portfolio	$2,271,921	$2,514,481	$242,560	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2019, our fixed income portfolio had the following rating distribution:

AAA	50.6%
AA	14.7%
A	19.2%
BBB	9.5%
BB	3.5%
B	2.4%
CCC	0.0%
NR	0.1%
Total	100.0%

As of September 30, 2019, the duration of the fixed income portfolio was 4.8 years. Our fixed income portfolio remained well diversified, with 1,194 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities (ABS). As of September 30, 2019, we had $114.4 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2019, we had $62.2 million in commercial mortgage backed securities (CMBS) and $431.5 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 7.0 percent of our investment portfolio at quarter end.

We had $708.1 million in corporate fixed income securities as of September 30, 2019, which includes $83.8 million invested in a high yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of September 30, 2019, we had $358.1 million in municipal securities. The municipal portfolio includes approximately 80 percent tax-exempt securities and 20 percent taxable securities. Approximately 84 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $428.3 million as of September 30, 2019 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of September 30, 2019, our equity portfolio had a dividend yield of 2.4 percent, compared to 2.0 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 232 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $59.6 million of other invested assets at September 30, 2019, including investments in low income housing tax credit partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. As of September 30, 2019, $16.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ending September 30, 2019, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2019, our capital structure consisted of $149.3 million in 10-year maturity senior notes maturing in 2023 (debt) and $999.6 million of shareholders’ equity. Debt outstanding comprised 13.0 percent of total capital as of September 30, 2019. Interest and fees on debt obligations totaled $5.6 million during the first nine months of 2019, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2019 and 2018.

We paid a regular quarterly cash dividend of $0.23 per share on September 20, 2019, the same as the prior quarter. We have increased dividends in each of the last 44 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2019, our holding company had $999.6 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $46.5 million in liquid assets, which approximates annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2019, RLI Ins. paid $14.0 million in ordinary dividends to RLI Corp. In 2018, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million and extraordinary dividends totaling $110.0 million. Given the amount of dividends paid during the prior rolling 12-month period, the net assets of our principal insurance subsidiary are restricted until the middle of the fourth quarter of 2019 and cannot be distributed to RLI Corp. without prior approval from the IDOI. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution. However, as discussed above, RLI Corp. had the necessary amount of unrestricted liquid net assets on hand at September 30, 2019 to cover normal annual holding company expenditures as they are incurred and become payable.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of “AA-,” with 85 percent rated “A” or better by at least two nationally recognized rating organizations.

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

Date: October 24, 2019