Form 10-K
period 2019-12-31
RLI CORP
filed 2020-02-21
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 001-09463

RLI CORP.

(Exact name of registrant as specified in its charter)

Delaware	37-0889946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 North Lindbergh Drive, Peoria, Illinois	61615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (309) 692-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	RLI	New York Stock Exchange

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2019, based upon the closing sale price of the Common Stock on June 30, 2019 as reported on the New York Stock Exchange, was $3,450,441,098. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on February 7, 2020 was 44,919,277.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2020 annual meeting of shareholders to be held May 7, 2020, are incorporated herein by reference into Part III of this document, including: “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal four: Ratification of Selection of Independent Registered Public Accounting Firm.”

Exhibit index is located on pages 115-116 of this document, which lists documents filed as exhibits or incorporated by reference herein.

RLI Corp.

PART I

Item 1. Business

RLI Corp. was founded in 1965. References to “the Company,” “we,” “our,” “us” or like terms refer to the business of RLI Corp. and its subsidiaries. We underwrite select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois. We have no material foreign operations.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017
PREMIUMS WRITTEN
Direct and Assumed	$1,065,002	$983,216	$885,312
Reinsurance ceded	(204,665)	(160,041)	(135,458)
Net	$860,337	$823,175	$749,854
PREMIUMS EARNED
Direct and Assumed	$1,021,294	$938,160	$867,639
Reinsurance ceded	(182,183)	(146,794)	(129,702)
Net	$839,111	$791,366	$737,937

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2019, our specialty admitted operations produced gross premiums written of $690.2 million, representing approximately 65 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to the 2019 edition of AM Best Aggregate & Averages – Property/Casualty, United States & Canada, the excess and surplus market represented approximately $26 billion, or 4 percent, of the entire $677 billion domestic property and casualty industry in 2018, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $351.6 million, or 33 percent, of our total gross premiums written in 2019.

SPECIALTY REINSURANCE MARKETS

We write business in the specialty reinsurance markets. This business is generally written on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2019, our specialty reinsurance operations wrote gross premiums of $23.2 million, representing approximately 2 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial Excess and Personal Umbrella

Our commercial excess coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by the Company. The personal umbrella coverage is written in excess of homeowners’ and automobile liability coverage provided by other carriers, except in Hawaii, where some underlying homeowners’ coverage is written by the Company. Net premiums earned from this business totaled $140.5 million, $124.4 million and $115.5 million, or 17 percent, 16 percent and 16 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and in the specialized areas of onshore energy-related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $98.9 million, $93.9 million and $90.3 million, or 12 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and equipment dealers, along with other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. We produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $83.2 million, $81.1 million and $78.1 million, or 10 percent, 10 percent and 11 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small to medium-sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $81.3 million, $80.0 million and $78.5 million, or 10 percent, 10 percent and 11 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small to medium-sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are primarily marketed through retail agents. Net premiums earned from the small commercial business totaled $55.7 million, $51.5 million and $49.6 million, or 7 percent, 6 percent and 7 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability and fidelity coverages, for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess Side A D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offer representations and warranties coverage for companies involved in mergers and acquisitions, tax liability representations and warranties coverage for companies claiming certain tax credits and excess cyber liability coverage to medium to large-sized public and private businesses. Net premiums earned from the executive products business totaled $27.1 million, $21.3 million and $18.1 million, or 3 percent, 3 percent and 2 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage, on and off-site, for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Additionally, we write mortgage reinsurance, which provides credit risk transfer on pools of mortgages, and offer general liability and package coverages through a general binding authority (GBA) group. We provided healthcare liability coverage focused on long-term care and medical professional liability insurance specializing in hard-to-place individuals and group physicians, but exited these businesses on a runoff basis in 2019. Net premiums earned from these lines totaled $71.8 million, $71.3 million and $48.5 million, or 8 percent, 9 percent and 6 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

PROPERTY SEGMENT

Marine

Our marine coverages include cargo, hull, protection and indemnity, marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $74.9 million, $59.8 million and $50.9 million, or 9 percent, 8 percent and 7 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake and difference in conditions (DIC), which can include earthquake, wind, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $68.3 million, $71.5 million and $63.1 million, or 8 percent, 9 percent and 9 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Specialty Personal

We offer specialized homeowners’ insurance in select locations, including homeowners’ and dwelling fire insurance through retail agents in Hawaii. Net premiums earned from specialty personal coverages totaled $19.3 million, $16.9 million and $20.8 million, or 3 percent, 2 percent and 3 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Other Property

Our other property coverages consist of newer product offerings, such as general binding authority, and lines which we have recently exited. Net premiums earned from these lines totaled $1.5 million, $1.1 million and $3.5 million, or less than 1 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents and principals. Net premiums earned from miscellaneous surety coverages totaled $44.7 million, $47.0 million and $47.2 million, or 5 percent, 6 percent and 6 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare and on and offshore energy, petrochemical and refining industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $43.6 million, $43.4 million and $45.2 million, or 5 percent, 5 percent and 6 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $28.3 million, $28.2 million and $28.6 million, or 3 percent, 4 percent and 4 percent of total net premiums earned for 2019, 2018 and 2017, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages primarily through branch offices throughout the country that market to wholesale and retail brokers and through independent agents.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, commercial excess and commercial transportation coverages. This business is produced through independent wholesale and retail brokers.

INDEPENDENT AGENTS

We target classes of insurance, such as homeowners’ and dwelling fire, home business, surety and personal umbrella through independent agents. Several of these products involve detailed eligibility criteria, which are incorporated into strict underwriting guidelines and prequalification of each risk using a system accessible by the independent agent. The independent agent cannot bind the risk unless they receive approval from our underwriters or through our automated systems.

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

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Berkley, Chubb, CNA, Great American, Great West, Hartford, James River, Kinsale, Lancer, Markel, Protective, RSUI, Sompo, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum and Forster, Great American, Lexington, Sompo and Travelers. Primary competitors in the surety segment are AIG, Arch, AXA XL, Berkley, Chubb, CNA, Great American, Hartford, HCC, Sompo and Travelers. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, marketing structure and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial base and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting and marketing standards by not seeking market share at the expense of earnings. We have a track record of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

FINANCIAL STRENGTH RATINGS

AM Best financial strength ratings for the industry range from A++ (Superior) to F (In liquidation) with some companies not being rated. Standard & Poor’s financial strength ratings for the industry range from AAA (Extremely strong) to R (Regulatory action). Moody’s financial strength ratings for the industry range from Aaa (Exceptional) to C (Lowest). The following table illustrates the range of ratings assigned by each of the three major rating companies that has issued a financial strength rating on our insurance companies:

AM Best		Standard & Poor’s		Moody’s
SECURE		SECURE		STRONG
A++, A+	Superior	AAA	Extremely strong	Aaa	Exceptional
A, A-	Excellent	AA	Very strong	Aa	Excellent
B++, B+	Very good	A	Strong	A	Good
		BBB	Good	Baa	Adequate

VULNERABLE		VULNERABLE		WEAK
B, B-	Fair	BB	Marginal	Ba	Questionable
C++, C+	Marginal	B	Weak	B	Poor
C, C-	Weak	CCC	Very weak	Caa	Very poor
D	Poor	CC	Extremely weak	Ca	Extremely poor
E	Under regulatory supervision	R	Regulatory action	C	Lowest
F	In liquidation
S	Rating suspended

Within-category modifiers		+,-		1,2,3 (1 high, 3 low)

Publications of AM Best, Standard & Poor’s and Moody’s indicate that A and A+ ratings are assigned to those companies that, in their opinion, have a superior ability to meet ongoing insurance obligations, a strong ability to meet financial obligations or a low credit risk, respectively. In evaluating a company’s financial and operating performance, each of the firms review the company’s profitability, leverage and liquidity, as well as the company’s spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, its risk management practices and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2019, the following ratings were assigned to our insurance companies:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior

Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong

Moody’s
RLI Ins. and Mt. Hawley	A2, Good

*CBIC is only rated by AM Best

For AM Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. AM Best, in addition to assigning a financial strength rating, also assigns financial size categories. In November 2019, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of XII (adjusted policyholders’ surplus of between $1 billion and $1.25 billion). As of December 31, 2019, the policyholders’ statutory surplus of RLI Insurance Group totaled $1.0 billion, which continues to result in AM Best’s financial size category XII.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $182.2 million, $146.8 million and $129.7 million in 2019, 2018 and 2017, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk, which affects the cost and ability to secure reinsurance contracts, and credit risk, which relates to the ability to collect from the reinsurer on our claims. We purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 94 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and Standard & Poor’s rating services.

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

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention	*

General liability	Excess of Loss	1/1	$1.0	$9.0	$1.9
Commercial excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella	Excess of Loss	1/1	1.0	9.0	1.9
Commercial transportation	Excess of Loss	1/1	1.0	9.0	1.9
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	1.9
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	5.6
Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.2
Marine	Excess of Loss	6/1	2.0	28.0	2.0
Surety	Excess of Loss	4/1	2.0	73.0	9.7	***
*	Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.
**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property catastrophe (CAT) reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we shrink the book and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for 2018 through 2020 are shown in the following table:

Catastrophe Coverages

(in millions)

	2020		2019		2018
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	$400	$25	$400	$25	$300
Non-California Earthquake	25	425	25	425	25	325
Other Perils	25	275	25	275	25	225

These CAT limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the CAT layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer. All layers of the treaty include one prepaid reinstatement.

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

Catastrophe - California Earthquake

(in millions)

	2020		2019		2018
Modeled	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$29	$21	$29	$21
100	73	27	73	27	72	28
200	164	36	163	37	163	37
300	258	42	257	43	256	44
450	397	53	396	54	391	59

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2020		2019		2018
Modeled	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$7	$18	$7	$18	$6	$19
50	24	26	24	26	24	26
100	63	37	63	37	64	36
200	145	55	144	56	143	57
300	225	75	226	74	224	76

In the above table, projected losses for 2020 were estimated based on our exposure as of December 31, 2019, utilizing the treaty structure in place as of January 1, 2020. All previous years were estimated similarly by utilizing the treaty structure in place at the start of the listed year and the exposure at the end of the previous year.

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of in-force policies could generate the level of loss illustrated. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a low probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our CAT reinsurance.

We continuously monitor and quantify our exposure to catastrophes. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks.

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

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2020, there is a 99.6 percent likelihood that the net loss will be less than 15.1 percent of policyholders’ statutory surplus as of December 31, 2019. The exposure levels are within our tolerances for this risk.

LOSSES AND SETTLEMENT EXPENSES

OVERVIEW

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid (case reserves) and losses that have been incurred but not yet reported (IBNR) to the Company. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation. The reserves are reviewed regularly by a team of actuaries we employ.

Net loss and loss adjustment reserves by product line at year-end 2019 and 2018 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2019			2018
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial excess	$14,967	$135,180	$150,147	$8,172	$122,690	$130,862
Personal umbrella	32,390	43,672	76,062	21,208	42,203	63,411
General liability	58,236	176,405	234,641	68,295	171,640	239,935
Commercial transportation	83,619	56,321	139,940	87,544	46,015	133,559
Professional services	35,076	85,518	120,594	35,127	85,002	120,129
Small commercial	16,660	47,030	63,690	19,351	37,885	57,236
Executive products	24,921	61,028	85,949	21,617	47,581	69,198
Other casualty	35,442	111,198	146,640	29,850	70,266	100,116
Property segment net loss and ALAE reserves
Marine	13,506	26,299	39,805	11,426	20,189	31,615
Commercial property	10,461	15,603	26,064	26,012	13,021	39,033
Specialty personal	1,746	4,794	6,540	2,465	3,490	5,955
Other property	982	3,266	4,248	2,060	3,751	5,811
Surety segment net loss and ALAE reserves
Miscellaneous	712	5,249	5,961	2,932	3,769	6,701
Commercial	1,425	8,889	10,314	2,332	8,726	11,058
Contract	2,234	7,264	9,498	4,311	7,639	11,950
Latent liability net loss and ALAE reserves	4,553	12,914	17,467	5,061	13,828	18,889
Total net loss and ALAE reserves	$336,930	$800,630	$1,137,560	$347,763	$697,695	$1,045,458
ULAE reserves	—	52,275	52,275	—	50,891	50,891
Total net loss and LAE reserves	$336,930	$852,905	$1,189,835	$347,763	$748,586	$1,096,349

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property CAT business (included below in other property) has significant variance in year over year results; however, its reserving estimation risk is relatively moderate.

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

Weaknesses: External claims environment changes can impact the rate at which claims are settled and losses paid (e.g. increase in attorney involvement or change in legal precedent). Adjustments to reflect changes in payment patterns on a prospective basis are difficult to quantify. For losses that have occurred recently, payments can be minimal and thus early estimates are subject to significant instability.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable as similar favorable variations have occurred in recent years. For example, our general liability emergence has ranged from 8 percent to 22 percent favorable and our management liability emergence has ranged from 1 percent to 34 percent adverse over the last three years, while our overall emergence for all products combined has ranged from 9 percent to 33 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2019, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $234.6 million, in addition to associated ULAE and latent liability reserves, at December 31, 2019.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter

+/-5 point change in expected loss ratio for all accident years	$(13.8)	$13.8

+/-10% change in expected emergence patterns	$(6.2)	$5.9

+/-30% change in actual loss emergence over a calendar year	$(10.0)	$10.0

Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(29.5)	$30.1

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

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Statutory net premiums written	$860,337	$823,175	$749,854	$740,952	$722,189
Policyholders’ surplus	1,029,671	829,775	864,554	859,976	865,268
Ratio	0.8 to 1	1.0 to 1	0.9 to 1	0.9 to 1	0.8 to 1

COMBINED RATIO AND STATUTORY COMBINED RATIO

Our underwriting experience is best indicated by our combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss, with ratios below 100 indicating underwriting profit and ratios above 100 indicating underwriting loss.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Loss ratio	49.3	54.1	54.4	48.0	42.7
Expense ratio	42.6	40.6	42.0	41.5	41.8
Combined ratio	91.9	94.7	96.4	89.5	84.5

We also calculate the statutory combined ratio, which is not indicative of underwriting income due to accounting for policy acquisition costs differently for statutory accounting purposes. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written (expense ratio). The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss.

	Year Ended December 31,
Statutory	2019		2018		2017		2016		2015
Loss ratio	49.3		54.1		54.4		48.0		42.7
Expense ratio	41.8		39.9		41.8		41.0		41.2
Combined ratio	91.1		94.0		96.2		89.0		83.9

P&C industry combined ratio	96.8	*	99.2	**	103.9	**	100.7	**	97.9	**

*Source: Conning (2019). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2019. Estimated for the year ended December 31, 2019.

**Source: AM Best (2019). Aggregate & Averages – Property/Casualty, United States & Canada. 2015 – 2018.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio decreased to 77 percent of the total portfolio, while the equity allocation increased to 18 percent of the overall portfolio. Other invested assets represented 3 percent of the total portfolio and include investments in low income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 2 percent was made up of cash and cash equivalents. As of December 31, 2019, 85 percent of the fixed income portfolio was rated A or better and 66 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure.

Aggregate maturities for the fixed-income portfolio as of December 31, 2019, are as follows:

	Par	Amortized	Fair	Carrying
(in thousands)	Value	Cost	Value	Value
2020	$49,993	$49,951	$50,170	$50,170
2021	102,351	102,828	104,607	104,607
2022	81,609	82,273	84,095	84,095
2023	110,305	110,813	115,582	115,582
2024	97,592	99,142	102,723	102,723
2025	171,253	172,202	180,827	180,827
2026	140,953	140,534	146,951	146,951
2027	120,129	120,787	127,592	127,592
2028	67,002	69,415	74,199	74,199
2029	74,025	77,372	83,530	83,530
2030	42,433	45,920	48,209	48,209
2031	20,060	21,216	22,590	22,590
2032	4,030	4,641	4,948	4,948
2033	5,742	6,675	7,098	7,098
2034	3,010	3,039	3,071	3,071
2035 and later	164,500	173,830	181,859	181,859
Total excluding Mtge/ABS/CMBS*	$1,254,987	$1,280,638	$1,338,051	$1,338,051

Mtge/ABS/CMBS*	$627,652	$634,640	$645,035	$645,035

Grand Total	$1,882,639	$1,915,278	$1,983,086	$1,983,086

*Mortgage-backed, asset-backed and commercial mortgage-backed

We had cash, short-term investments and fixed income securities maturing within one year of $96.4 million at year-end 2019. This total represented 4 percent of cash and investments, similar to year-end 2018. Our short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds.

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

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The Illinois insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The Illinois insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the IDOI prior to payment of the dividend and that extraordinary dividends may not be paid without such regulator’s prior approval (or non-disapproval). An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the 12-month period ending as of December 31 of the preceding year or 10 percent of the insurer’s statutory policyholders’ surplus as of the preceding year-end. The IDOI has broad authority to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, changes to the state insurance regulatory requirements are frequent, including changes caused by state legislation, regulations by the state insurance departments and court rulings. State insurance regulators are members of the National Association of Insurance Commissioners (NAIC). The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and to enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for adoption by state legislatures and insurance regulators. Such proposed laws and regulations cover areas including risk assessments, corporate governance and financial and accounting rules. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

Illinois has adopted the Amended Holding Company Model Act, which imposes reporting obligations on parents and other affiliates of licensed insurers or reinsurers, with the purpose of protecting the licensed companies from enterprise risk. The Amended Holding Company Model Act requires the ultimate controlling person (in our case RLI Corp.) to file an annual enterprise risk report identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. An enterprise risk is generally defined as an activity or event involving affiliates of an insurer that could have a material adverse effect on the insurer or the insurer’s holding company system. We report on these risks on an annual basis and are in compliance with this law.

Illinois has adopted the Own Risk and Solvency Assessment (ORSA) model act. ORSA is applicable to Illinois-domiciled insurance companies meeting certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. The Company files an ORSA summary report with the IDOI each year which includes an internal identification, description and assessment of the risks associated with our business plan and the sufficiency of capital resources to support those risks.

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2019, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $191.0 million compared to actual statutory capital and surplus of $1.0 billion as of December 31, 2019, resulting in statutory capital that is more than five times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Each of our insurance company subsidiaries is required to file detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. The quarterly and annual financial reports filed with the states utilize statutory accounting principles (SAP) that are different from generally accepted accounting principles in the United States of America (GAAP). As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are usually different from those reflected in financial statements prepared under SAP.

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

In addition, the insurance holding company laws require advance approval by state insurance commissioners of any change in control of an insurance company that is domiciled, or in some cases, having such substantial business that it is deemed to be commercially domiciled in that state. “Control” is generally presumed to exist through the ownership of 10 percent or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of our insurance company subsidiaries, including a change of control of RLI Ins., would generally require the party acquiring control to obtain the prior approval by the insurance departments of the insurance company subsidiaries’ state of domicile (Illinois) or commercial domicile, if applicable. It may also require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals could result in a material delay of, or deter, any such transaction.

In light of the number and severity of recent U.S. company data breaches, some states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. In 2017, the New York State Department of Financial Services (NYDFS) enacted a cybersecurity regulation. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We have implemented the requirements of the regulation and are in compliance with it. We anticipate that the NYDFS will examine the cybersecurity programs of financial institutions in the future and that may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law. The law is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance companies domiciled in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation discussed above. As with all NAIC model laws, this model law must be adopted by a state before becoming law in the state. Illinois has not adopted a version of the Insurance Data Security Model Law. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S.-domiciled ceding companies, credit is usually granted when the reinsurer is licensed or accredited in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (1) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

Insurers are also subject to state laws regulating claim handling practices. The NAIC created a model unfair claims practices law which most states have fully or partially adopted. These laws and regulations set the standards by which insurers must investigate and resolve claims; however, a private cause of action for violation is not available to claimants. These laws typically prohibit: (1) misrepresentation of policy provisions, (2) failing to adopt and act promptly when claims are presented and (3) refusing to pay claims without an investigation. Market conduct examinations or insurance regulator investigations may be prompted through annual reviews or excessive numbers of complaints against an insurer. After an investigation or market conduct review by an insurance regulator, insurers found to be in violation of these laws and regulations face potential fines, cease and desist orders, remediation orders or loss of authority to write business in the particular state.

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

The Sarbanes-Oxley Act established several significant corporate governance-related laws and SEC regulations applicable to public companies. The Dodd-Frank Act created significant changes in regulatory structures of banking and other financial institutions, created new governmental agencies (while merging and removing others), increased oversight of financial institutions and enhanced regulation of capital markets. The legislation also mandates new rules affecting executive compensation and corporate governance for public companies such as ours. Federal agencies have been given significant discretion in drafting the rules and regulations that implement the Dodd-Frank Act. We will continue to monitor, implement and comply with all Dodd-Frank Act-related changes to our regulatory environment. Changes in general political, economic or market conditions, including U.S. presidential and congressional elections, could affect the scope, timing and final implementation of the Dodd-Frank Act. We cannot predict if or when future legislation or administrative guidance will be enacted or issued or what impact any changing regulation may have on our operations.

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

Furthermore, the Dodd-Frank Act authorized the U.S. Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the European Union (EU) signed a covered agreement to address, among other things, reinsurance collateral requirements. We cannot predict with any certainty what the impact of such implementation will be on our business.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which is expected to streamline insurance agent/broker licensing. There has been little progress in implementing the provisions of NARAB to date.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC), Foreign Account Tax Compliance Act and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI Corp. or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2019, neither RLI Corp. nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

EMPLOYEES

As of December 31, 2019, we employed 905 associates. Of the 905 total associates, 23 were part-time and 882 were full-time.

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

Insurance Industry

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

●	Competitive pressures impacting our ability to write new business or retain existing business at an adequate rate,
●	Rising levels of loss costs that we cannot anticipate at the time we price our coverages,
●	Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,
●	Changes in the level of reinsurance capacity,
●	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and
●	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

Our business is concentrated in several key states and a change in our business in one of those states could disproportionately affect our financial condition or results of operations.

Although we operate in all 50 states, nearly 50 percent of our direct premiums earned were generated in four states in 2019: California – 16 percent; New York – 14 percent: Florida – 10 percent; and Texas – 9 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. We are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability, especially during periods of intense competition for premium. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have greater experience and brand awareness than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

●	An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry,
●	The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business,
●	Programs in which state-sponsored entities provide property insurance in CAT-prone areas or other alternative markets types of coverage,
●	Changing practices, which may lead to greater competition in the insurance business and

●	The emergence of insurtech companies and the development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from AM Best, Standard & Poor’s or Moody’s could negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by AM Best, Standard & Poor’s and Moody’s. AM Best, Standard & Poor’s and Moody’s ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change. As such, we cannot assure the continued maintenance of our current ratings. Rating agencies consider a number of factors in determining their ratings which often include their view of required capital to support our business. The view of required capital may differ between rating agencies as well as from RLI Corp.’s own view of desired capital.

All of our ratings were reviewed during 2019. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our A+, Strong rating for the group of RLI Ins. and Mt. Hawley and placed the group on negative outlook, indicating they believe the group may be downgraded over the next six to 24 months. Moody’s reaffirmed our group rating of A2, Good for RLI Ins. and Mt. Hawley. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A measurable downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

●	Approval of policy forms and premium rates,

●	Standards of solvency, including risk-based capital measurements,
●	Licensing of insurers and their producers,
●	Restrictions on agreements with our large revenue-producing agents,
●	Cancellation and non-renewal of policies,
●	Restrictions on the nature, quality and concentration of investments,
●	Restrictions on the ability of our insurance company subsidiaries to pay dividends to the Company,
●	Restrictions on transactions between insurance company subsidiaries and their affiliates,
●	Restrictions on the size of risks insurable under a single policy,
●	Requiring deposits for the benefit of policyholders,
●	Requiring certain methods of accounting,
●	Periodic examinations of our operations and finances,
●	Prescribing the form and content of records of financial condition required to be filed and
●	Requiring reserves for unearned premium, losses and other purposes.

State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could initiate investigations or other proceedings, fine the Company, preclude or temporarily suspend the Company from carrying on some or all of its activities or otherwise penalize the Company. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business as currently conducted.

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

●	Loss emergence and cedant reporting patterns,
●	Underlying policy terms and conditions,
●	Business and exposure mix,
●	Emerging coverage issues,
●	Trends in claim frequency and severity,
●	Changes in operations,
●	Emerging economic and social trends,
●	State reviver statutes that permit claims after a statute of limitation has expired,
●	Inflation in amounts awarded by courts and juries and
●	Changes in the regulatory and litigation environments.

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

Catastrophic losses, including those caused by natural disasters, such as earthquakes and hurricanes, or man-made events such as terrorist attacks, are inherently unpredictable and could cause the Company to suffer material financial losses. Our approaches to catastrophic risk mitigation are largely based on estimates and modeling and, thus, may be inadequate to cover the losses from such events. Climate change could further increase the severity and volatility of weather-related losses.

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

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can be due to windstorms, severe winter weather and fires and may include terrorist events. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty products, and it is possible that a catastrophic event or multiple catastrophic events could cause the Company to suffer material financial losses. In addition, CAT claim costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, the effects of inflation and the growth of our workers’ compensation business could also increase the severity of claims from CAT events in the future.

For information on our approaches to catastrophe risk mitigation, including reinsurance and catastrophe modeling, see the Property Reinsurance – Catastrophe Coverage section within Item 1. Business and note 1.S. to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. However, since our CAT models cannot contemplate all possible CAT scenarios and include underlying assumptions based on a limited set of actual events, the losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios and our results of operations and financial condition could be materially and adversely affected.

Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs and have an adverse effect on our business.

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

If we cannot obtain adequate reinsurance protection for the risks we have underwritten or at prices we deem acceptable, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which would reduce our revenues.

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

Financial and Investment

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations.

Factors such as business revenue, construction spending, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on our customer revenues, value of goods transported, miles traveled and number of new projects initiated. In an economic downturn characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need or desire for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue.

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

RLI Corp. is the holding company for our three insurance operating companies. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries. We rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. Dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the IDOI. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay RLI Corp. obligations and desired dividends to shareholders. Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval (or non-disapproval) from the IDOI. Because the limitations are based upon a rolling 12-month period, the presence, amount and impact of these restrictions vary over time.

We may not be able to, or might not choose to, continue paying dividends on our common stock.

We have a history of paying regular, quarterly dividends and in recent years have paid special dividends. Any determination to pay either type of dividend to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements, and is subject to the regulatory, contractual and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the AM Best rating or other ratings of our insurance subsidiaries. In addition, we may choose to retain capital to support growth or further mitigate risk, instead of returning excess capital to our shareholders.

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

Operational

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

We depend on our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. Providing suitable succession planning for such positions is also important. If we cannot attract or retain top-performing executive officers, underwriters and other employees, the quality of their performance decreases or we fail to implement succession plans for our key employees, we may be unable to maintain our current competitive position in the markets in which we operate or expand our operations into new markets.

We rely on third party vendors for a number of key components of our business.

We contract with a number of third party vendors to support our business. For example, we have license agreements for services that include natural catastrophe modeling, policy management, claims processing, producer management and accounting and financial management. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and fewer financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing the Company to incur significant expense. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the security and stability of our critical vendors.

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

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards. We are committed to developing and maintaining information technology systems that will allow our insurance subsidiaries to compete effectively. The development of current technology may result in our being competitively disadvantaged, especially with companies that have greater resources. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and our cost structure could be adversely affected.

Technology breaches or failures, including but not limited to cyber security incidents, could disrupt our operations, result in the loss of critical and confidential information and expose us to additional liabilities, which could adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. Like other companies RLI Corp. is also subject to insider threats that may impact the confidentiality, integrity or availability of our data. While we, our business partners and service providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant. It is possible that insurance coverage we have in place would not entirely protect the Company in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

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

Provisions of our certificate of incorporation and by-laws, as well as applicable Delaware law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. These provisions could:

●	Have the effect of delaying, deferring or preventing a change in control of the Company,
●	Discourage bids for our securities at a premium over the market price,
●	Adversely affect the market price, the voting and other rights of the holders of our securities or
●	Impede the ability of the holders of our securities to change our management.

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

Item 1B. Unresolved Staff Comments - None.

Item 2. Properties

We own five commercial buildings totaling 173,000 square feet on our 23-acre campus that serves as our corporate headquarters in Peoria, Illinois. All of our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

Item 3. Legal Proceedings

We are party to numerous claims, losses and litigation matters that arise in the normal course of our business. Many of such claims, losses or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims, losses and litigation matters is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows. We are also involved in various other legal proceedings and litigation unrelated to our insurance business from time to time that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures - Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI Corp. has paid dividends for 174 consecutive quarters and increased quarterly dividends in each of the last 44 years. In December 2019 and 2018, RLI Corp. paid special cash dividends of $1.00 per share to shareholders. As of February 7, 2020, there were 809 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2014	2015	2016	2017	2018	2019

RLI	~~--------------~~	$100	$131	$140	$140	$164	$218
S&P 500	••••••••••••••••	100	101	113	138	132	174
S&P 500 P&C Index	— — —	100	110	127	155	148	186

Assumes $100 invested on December 31, 2014, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 16.9%, S&P 500: 11.7% and S&P 500 P&C Index: 13.2%.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document for information on securities authorized for issuance under our equity compensation plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities - Not applicable.

Equity Repurchases

In 2010, our board of directors implemented a $100 million share repurchase program. We last repurchased shares in 2011. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6. Selected Financial Data

The following is selected financial data of RLI Corp. and subsidiaries for the five years ended December 31, 2019:

(in thousands, except per share data and ratios)	2019	2018	2017	2016	2015
OPERATING RESULTS
Gross premiums written	$1,065,002	983,216	885,312	874,864	853,586
Consolidated revenue (1)	$1,003,591	818,123	797,224	816,328	794,634
Net earnings (1)	$191,642	64,179	105,028	114,920	137,544
Comprehensive earnings	$258,687	30,182	140,337	113,756	89,935
Net cash provided by operating activities	$276,917	217,102	197,525	174,463	152,586

FINANCIAL CONDITION
Total investments and cash	$2,560,360	2,194,230	2,140,790	2,021,827	1,951,543
Total assets	$3,545,721	3,105,065	2,947,244	2,777,633	2,735,465
Unpaid losses and settlement expenses	$1,574,352	1,461,348	1,271,503	1,139,337	1,103,785
Total debt	$149,302	149,115	148,928	148,741	148,554
Total shareholders’ equity	$995,388	806,842	853,598	823,572	823,469
Statutory surplus (2)	$1,029,671	829,775	864,554	859,976	865,268

SHARE INFORMATION
Net earnings per share (1):
Basic	$4.28	1.45	2.39	2.63	3.18
Diluted	$4.23	1.43	2.36	2.59	3.12
Comprehensive earnings per share:
Basic	$5.78	0.68	3.19	2.60	2.08
Diluted	$5.72	0.67	3.15	2.56	2.04
Cash dividends declared per share:
Regular	$0.91	0.87	0.83	0.79	0.75
Special	$1.00	1.00	1.75	2.00	2.00
Book value per share	$22.18	18.13	19.33	18.74	18.91
Closing stock price	$90.02	68.99	60.66	63.13	61.75
Weighted average shares outstanding:
Basic	44,734	44,358	44,033	43,772	43,299
Diluted	45,257	44,835	44,500	44,432	44,131
Common shares outstanding	44,869	44,504	44,148	43,945	43,544

OTHER NON-GAAP FINANCIAL INFORMATION
Net premiums written to statutory surplus (2)	84%	99%	87%	86%	83%
Combined ratio (3)	91.9	94.7	96.4	89.5	84.5
Statutory combined ratio (2)(3)	91.1	94.0	96.2	89.0	83.9
(1)	Unrealized gains and losses on equity securities were included in consolidated revenue and net earnings in 2019 and 2018 and flowed through comprehensive earnings in prior years.
(2)	Ratios and surplus information are presented on a statutory basis. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, statutory accounting principles differ from GAAP and are generally based on a solvency concept. Further discussion is included in note 9 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Reporting of statutory surplus is a required disclosure under GAAP.
(3)	See page 34 for information regarding non-GAAP financial measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group. Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2019, we achieved our 24th consecutive year of underwriting profitability. Over the 24 year period, we averaged an 88.3 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

GAAP, NON-GAAP AND PERFORMANCE MEASURES

Throughout this annual report, we include certain non-generally accepted accounting principles (non-GAAP) financial measures. Management believes that these non-GAAP measures further explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with generally accepted accounting principles in the United States of America (GAAP). In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities in 2019 and 2018, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

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

Net Unpaid Loss and Settlement Expenses

Unpaid losses and settlement expenses, as shown in the liabilities section of our consolidated balance sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (IBNR) claims. The related asset item, reinsurance balances recoverable on unpaid losses and settlement expenses, is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid loss and settlement expenses and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

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

The amount by which currently estimated losses differ from those estimated for a period at a prior valuation date is known as development. Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable developments of loss reserves in the results of operations in the period the estimates are changed.

We record two categories of loss and LAE reserves: case-specific reserves and IBNR reserves.

Within a reasonable period of time after a claim is reported, our claim department completes an initial investigation and establishes a case reserve. This case-specific reserve is an estimate of the ultimate amount we will have to pay for the claim, including related legal expenses and other costs associated with resolving and settling it. The estimate reflects all of the current information available regarding the claim, the informed judgment of our professional claim personnel regarding the nature and value of the specific type of claim and our reserving practices. During the life cycle of a particular claim, as more information becomes available, we may revise the estimate of the ultimate value of the claim either upward or downward. We may determine that it is appropriate to pay portions of the reserve to the claimant or related settlement expenses before final resolution of the claim. The amount of the individual case reserve will be adjusted accordingly and is based on the most recent information available.

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

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, chief legal officer and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2019, make a reasonable provision to meet our future obligations.

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

For certain property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on expected loss ratios and loss development assumptions. The loss development assumptions are typically based on historical reporting patterns but could consider alternative sources of information. The IBNR percentages are reviewed and updated periodically. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence and is more appropriate for our property products where final claim resolution occurs over a shorter period of time.

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

The initial loss and ALAE ratios that are applied to earned premium are reviewed at least semi-annually. Prospective estimates are made based on historical loss experience adjusted for exposure mix, price change and loss cost trends. The initial loss and ALAE ratios also reflect our judgment as to estimation risk. We consider estimation risk by product and coverage within product, if applicable. A product with greater volatility and uncertainty has greater estimation risk. Products or coverages with higher estimation risk include, but are not limited to, the following characteristics:

●	Significant changes in underlying policy terms and conditions,
●	A new business or one experiencing significant growth and/or high turnover,

●	Small volume or lacking internal data requiring significant utilization of external data,
●	Unique reinsurance features including those with aggregate stop-loss, reinstatement clauses, commutation provisions or clash protection,
●	Longer emergence patterns with exposures to latent unforeseen mass tort,
●	Assumed reinsurance businesses where there is an extended reporting lag and/or a heavier utilization of ceding company data and claims and product expertise,
●	High severity and/or low frequency,
●	Operational processes undergoing significant change and/or
●	High sensitivity to significant swings in loss trends, economic change or judicial change.

The historical and prospective loss and ALAE estimates, along with the risks listed, are the basis for determining our initial and subsequent carried reserves. Adjustments in the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors. The LRC approves changes in the initial loss and ALAE ratios.

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each cohort and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. In some analyses, including business without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For liabilities arising out of directors and officers, management liability, workers’ compensation and medical errors and omissions exposures, we utilize external data extensively.

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

There is uncertainty in the estimates of ultimate losses. Significant risk factors to the reserve estimate include, but are not limited to, unforeseen or unquantifiable changes in:

●	Loss payment patterns,
●	Loss reporting patterns,
●	Frequency and severity trends,
●	Underlying policy terms and conditions,
●	Business or exposure mix,
●	Operational or internal processes affecting the timing of loss and LAE transactions,
●	Regulatory and legal environment and/or
●	Economic environment.

Our actuaries engage in discussions with senior management, underwriters and the claim department on a regular basis to ascertain any substantial changes in operations or other assumptions that are necessary to consider in the reserving analysis.

A considerable degree of judgment in the evaluation of all these factors is involved in the analysis of reserves. The human element in the application of judgment is unavoidable when faced with uncertainty. Different experts will choose different assumptions based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimates selected by various qualified experts may differ significantly from each other. We consider this uncertainty by examining our historic reserve accuracy and through an internal and external review process.

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

Determination of Our Best Estimate

Upon completion of our loss and LAE estimation analysis, the results are discussed with the LRC. As part of this discussion, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. A review of the resulting variance between the indicated reserves and the carried reserves takes place. Our actuaries make a recommendation to management in regards to booked reserves that reflect both their analytical assessment and relevant qualitative factors, such as their view of estimation risk. After discussion of these analyses, recommendations and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies are issued on an “all risk” and occurrence basis. Claimants have at times sought coverage beyond the insurer’s original intent, including seeking to void or limit exclusionary language.

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

Our best estimate of loss and LAE reserves may change as a result of a revision in the actuarial central estimate, the actuary’s certainty in the estimates and processes and our overall view of the underlying risks. From time to time, we benchmark our reserving policies and procedures and refine them by adopting industry best practices where appropriate. A detailed, ground-up analysis of the reserve estimation risks associated with each of our products and segments, including an assessment of industry information, is performed annually. This information is used when determining management’s best estimate of booked reserves.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2019.

INVESTMENT VALUATION AND OTTI

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings in 2019 and 2018. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings. We classify our investments in fixed income securities into one of three categories: trading, held-to-maturity or available-for-sale. We do not hold any securities classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

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

We regularly evaluate our fixed income securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are some of the key factors we consider for determining if a security is other-than-temporarily impaired:

●	The length of time and the extent to which the fair value has been less than amortized cost,
●	The probability of significant adverse changes to the cash flows,
●	The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, or the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims or
●	The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity.

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

Key factors that we consider in the evaluation of credit quality include:

●	Changes in technology that may impair the earnings potential of the investment,
●	The discontinuance of a segment of business that may affect future earnings potential,
●	Reduction or elimination of dividends,
●	Specific concerns related to the issuer’s industry or geographic area of operation,
●	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and
●	A downgrade in credit quality by a major rating agency.

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

RECOVERABILITY OF REINSURANCE BALANCES

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and settlement expenses impact the estimates for the ceded portion of such liabilities. We continually monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, Securities and Exchange Commission (SEC) filings for reinsurers that are publicly traded, AM Best and S&P rating developments and insurance industry developments that may impact the financial condition of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

DEFERRED POLICY ACQUISITION COSTS

We defer incremental direct costs that relate to the successful acquisition of new or renewal insurance contracts, including commissions and premium taxes. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract, or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This process contemplates the premiums to be earned, anticipated losses and settlement expenses and certain other costs expected to be incurred, but does not consider investment income. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, incorporated herein by reference.

Consolidated revenue totaled $1.0 billion in 2019, compared to $0.8 billion in 2018. Increased levels of earned premium and net investment income, as well as unrealized gains on equity securities, led to increased consolidated revenue in 2019. Net premiums earned increased 6 percent, as growth from products within our casualty and property segments more than offset the impact of our exit from certain underperforming products and the reduction in our participation on a quota share reinsurance agreement with Prime Holdings Insurance Services, Inc. (Prime). Net investment income increased by 11 percent in 2019, primarily due to a larger asset base relative to the prior year. We recorded net realized gains on our investment portfolio in both 2019 and 2018, due to portfolio rebalancing. Additionally, net unrealized gains on equity securities were recorded in 2019, as the overall equity market experienced positive returns. In contrast, equity markets experienced negative returns in 2018, resulting in net unrealized losses on equity securities.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2019	2018
Net premiums earned	$839,111	$791,366
Net investment income	68,870	62,085
Net realized gains	17,520	63,407
Net unrealized gains (losses) on equity securities	78,090	(98,735)
Total consolidated revenue	$1,003,591	$818,123

Net earnings for 2019 totaled $191.6 million, up from $64.2 million in 2018. Improved underwriting income, net investment income and equity in earnings of unconsolidated investees contributed to the overall increase. Additionally, 2019 experienced a larger benefit from increased gains on equity securities.

NET EARNINGS	Year ended December 31,
(in thousands)	2019	2018
Underwriting income	$67,568	$41,632
Net investment income	68,870	62,085
Net realized gains	17,520	63,407
Net unrealized gains (losses) on equity securities	78,090	(98,735)
Interest expense on debt	(7,588)	(7,437)
General corporate expenses	(12,686)	(9,427)
Equity in earnings of unconsolidated investees	20,960	16,056
Earnings before income taxes	$232,734	$67,581
Income tax expense	(41,092)	(3,402)
Net earnings	$191,642	$64,179

UNDERWRITING RESULTS

Gross premiums written increased by 8 percent in 2019 to a record $1.1 billion. Excluding exited lines, such as the medical professional liability product and the reduction in our quota share reinsurance agreement with Prime, written premium increased by 15 percent. Positive rate movement across most of the casualty and property portfolio and market disruption provided for growth opportunities in established lines. Newer product initiatives within our casualty segment have also continued to gain scale.

The 2019 fiscal year benefited from a reduced level of catastrophe activity compared to 2018. In 2019, we incurred $9.5 million of losses from storms, which added 1.1 points to the combined ratio. Catastrophe losses totaled $40.5 million in 2018, adding 5.1 points to the combined ratio, with Hurricane Michael responsible for $23.0 million, Hurricane Florence responsible for $7.5 million and other storms and volcanic activity in Hawaii composing the balance. Apart from the impact of catastrophes, results for both years reflected a combination of positive underwriting results for the current accident year and favorable loss reserve development on prior accident years. Favorable development in prior accident years’ reserves was $75.3 million in 2019 and $50.0 million in 2018. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Incentive and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on capital. MVP is the primary measure of executive bonus achievement and a significant component of manager and associate incentive targets. Incentive and profit sharing-related expenses attributable to the favorable reserve developments totaled $11.1 million and $7.8 million for 2019 and 2018, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2019 and 2018 increases were $1.4 million and $6.1 million, respectively, in reductions to incentive and profit-sharing amounts earned due to losses associated with catastrophe activity.

In total, underwriting income was $67.6 million on a 91.9 combined ratio in 2019, compared to $41.6 million on a 94.7 combined ratio in 2018. We achieved our 24th consecutive year of underwriting profit in 2019, with all three segments contributing to the positive performance. Our ability to continue to produce underwriting income, and to do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate the Company from the broader insurance market by ensuring sound risk selection and appropriate pricing, which helps slow the pace of deterioration in our underwriting results.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2019	2018	% Change	2019	2018	% Change
CASUALTY
Commercial excess and personal umbrella	$183,098	$153,540	19%	$140,483	$124,350	13%
General liability	99,345	100,997	(2)%	98,880	93,928	5%
Commercial transportation	105,592	101,267	4%	83,213	81,053	3%
Professional services	89,347	87,243	2%	81,329	79,951	2%
Small commercial	63,925	53,432	20%	55,701	51,519	8%
Executive products	96,828	68,501	41%	27,088	21,326	27%
Other casualty	66,057	89,214	(26)%	71,764	71,345	1%
Total	$704,192	$654,194	8%	$558,458	$523,472	7%

PROPERTY
Marine	$91,315	$71,784	27%	$74,887	$59,795	25%
Commercial property	126,358	110,974	14%	68,310	71,501	(4)%
Specialty personal	21,190	18,789	13%	19,316	16,901	14%
Other property	2,562	1,370	87%	1,509	1,064	42%
Total	$241,425	$202,917	19%	$164,022	$149,261	10%

SURETY
Miscellaneous	$42,614	$47,461	(10)%	$44,721	$46,968	(5)%
Commercial	47,436	48,505	(2)%	43,553	43,469	0%
Contract	29,335	30,139	(3)%	28,357	28,196	1%
Total	$119,385	$126,105	(5)%	$116,631	$118,633	(2)%
Grand total	$1,065,002	$983,216	8%	$839,111	$791,366	6%

Casualty

Gross premiums written from the casualty segment totaled $704.2 million, up 8 percent from 2018. Excluding certain exits and repositioning on Prime, a majority of products within this segment posted top line growth. Premiums from commercial excess and personal umbrella increased $29.6 million, due in part to an expanded distribution base in personal umbrella, larger scale in the energy casualty space and overall exposure growth. Our executive products group grew $28.3 million as substantial rate increases were achieved, submissions were up and newer initiatives gained traction. Production from small commercial increased $10.5 million as opportunities arose from market disruption and certain offerings expanded geographically. The third consecutive year of double digit rate increases led to growth within commercial transportation.

As previously announced, we reduced our quota share reinsurance agreement with Prime from 25 percent to 6 percent at the beginning of 2019 to better manage our exposure to their growth relative to our overall product portfolio. In addition, we exited from our medical professional liability lines due to unfavorable market conditions and poor underwriting performance. These actions account for the decline in other casualty and offset continued growth in our general binding authority (GBA) and mortgage reinsurance lines.

Property

Gross premiums written from our property segment totaled $241.4 million in 2019, up 19 percent from 2018. Market disruption created new business opportunities for our marine product and, along with rate increases, led to a 27 percent increase in premiums. Our commercial property business grew 14 percent in 2019, as an improving market has allowed our underwriters to find more opportunities with acceptable rate levels. Rates on wind-prone exposures increased for the second consecutive year, while rates on earthquake exposures increased after consecutive years of decreases. Specialty personal lines, which is primarily composed of homeowners’ insurance in Hawaii, grew 13 percent as a result of continued investment in relationships and distribution. Other property premium increased as a result of property exposed GBA business that continues to gain scale.

Surety

Gross premiums written from our surety segment totaled $119.4 million in 2019, down 5 percent from 2018. Competitive market conditions and selectively reducing exposures on high risk accounts, given the current stage in the credit cycle, led to the overall reduction. Exiting one program in the miscellaneous surety book and decreasing offshore energy activity within commercial surety also resulted in a decline in premium from 2018.

UNDERWRITING INCOME
(in thousands)	2019	2018
Casualty	$20,601	$11,140
Property	18,143	884
Surety	28,824	29,608
Total	$67,568	$41,632

COMBINED RATIO	2019	2018
Casualty	96.3	97.9
Property	88.9	99.4
Surety	75.3	75.0
Total	91.9	94.7

Casualty

Underwriting income for the casualty segment was $20.6 million on a 96.3 combined ratio in 2019, compared to $11.1 million on a 97.9 combined ratio in 2018. The improvement is the result of increased favorable development on prior accident years’ reserves. However, the current accident year combined ratio was modestly higher in 2019 due to a shift in business mix, our cautious approach to reserving for new initiatives and products with larger growth, along with increased bonus and profit sharing expenses, based on strong growth in overall earnings and book value.

Favorable development on prior accident years’ loss reserves benefited underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $62.5 million for 2019, with the largest amounts of the development coming from accident years 2016 through 2018. Products which generated the majority of the favorable development include transportation, general liability, professional services, commercial excess, personal umbrella and small commercial. Partially offsetting these favorable impacts was adverse development on executive products and medical professional liability. Comparatively, overall results for the casualty segment in 2018 included favorable development of $33.3 million, with the bulk of the development attributable to commercial excess, personal umbrella, professional services, general liability and small commercial across accident years 2015 through 2017. Executive products and medical professional liability developed adversely in 2018. Increased favorable development on transportation was responsible for a significant amount of the difference between the release in 2019 and 2018.

The segment’s loss ratio was 59.1 in 2019, compared to 63.0 in 2018. The lower loss ratio in 2019 was due to the higher amounts of favorable development on prior years’ reserves. The expense ratio for the casualty segment was 37.2 in 2019, compared to 34.9 in 2018. The increase in expense ratio in 2019 was due to investments in technology and a larger amount of bonus and profit-sharing expenses.

Property

Underwriting income from the property segment was $18.1 million on an 88.9 combined ratio in 2019, compared to $0.9 million on a 99.4 combined ratio in 2018. Catastrophe losses for the property segment consisted of $8.8 million of storm losses in 2019, compared to total catastrophe losses of $38.3 million in 2018, which included $28.9 million from Hurricanes Michael and Florence and $6.1 million from volcanic activity in Hawaii. Partially offsetting the impact of catastrophes, favorable development in prior years’ reserves benefited underwriting results in each of the past two years. Results for 2019 included $4.5 million of net favorable development on prior years’ reserves. Marine experienced $2.4 million of the favorable development, primarily on accident years 2017 and 2018. Specialty personal and commercial property also contributed to the favorable development. Results for 2018 included $10.8 million of favorable development in prior years’ reserves, largely from marine, but commercial property products also contributed.

The segment’s loss ratio was 44.9 in 2019, compared to 56.2 in 2018. Catastrophe losses added 5 points to the loss ratio in 2019, compared to 26 points of impact from catastrophe losses in 2018. Partially offsetting this reduction were higher current accident year non-catastrophe losses from our commercial property and specialty personal lines, a shift in mix of business and lower favorable development on prior years’ reserves. The expense ratio for the property segment was 44.0 in 2019, compared to 43.2 in 2018. Strong growth in overall earnings and book value led to an increase in bonus and profit-sharing expenses and a higher expense ratio, the impact of which was partially offset by a larger premium base.

Surety

Underwriting income for the surety segment totaled $28.8 million on a 75.3 combined ratio in 2019, compared to $29.6 million on a 75.0 combined ratio in 2018. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. The current accident year combined ratio for each period has been in the low 80s, with each product line contributing to underwriting profit. Results for 2019 included $8.3 million of favorable development in prior years’ reserves, compared to $5.9 million in 2018.

The segment’s loss ratio was 8.3 in 2019, compared to 12.3 in 2018. A larger amount of favorable development on prior years’ reserves resulted in the lower loss ratio in 2019. The expense ratio for the surety segment was 67.0 in 2019, compared to 62.7 in 2018. The increase in 2019 was due to increased investments in technology and higher bonus and profit-sharing expenses on a slightly lower premium base.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2019, net investment income increased by 11 percent. The increase was primarily due to a larger asset base relative to the prior year. The average annual yields on our investments were as follows for 2019 and 2018:

	2019	2018
PRETAX YIELD
Taxable (on book value)	3.39%	3.31%
Tax-exempt (on book value)	2.77%	2.71%
Equities (on fair value)	2.41%	2.54%

AFTER-TAX YIELD
Taxable (on book value)	2.68%	2.61%
Tax-exempt (on book value)	2.62%	2.57%
Equities (on fair value)	2.09%	2.21%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2019, the average after-tax yield on the taxable fixed income portfolio was 2.7 percent, an increase from 2.6 percent in the prior year. The average after-tax yield on the tax-exempt portfolio remained at 2.6 percent.

The fixed income portfolio increased by $222.6 million during the year as the majority of operating cash flows were allocated to the fixed income portfolio and a decline in interest rates was experienced during the year, increasing the fair value of fixed income securities. The tax-adjusted total return on a mark-to-market basis was 8.3 percent. Our equity portfolio increased by $120.1 million to $460.6 million in 2019 as a result of the strong equity market returns during the year. The total return for the year on the equity portfolio was 28.7 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)	(3)(4)	Assets	Assets
2015	$1,957,914	$54,644	$39,829	$(71,049)	1.2%	1.5%
2016	1,986,685	53,075	34,645	(2,313)	4.3%	4.6%
2017	2,081,309	54,876	4,411	53,719	5.4%	5.8%
2018	2,167,510	62,085	63,407	(140,513)	(0.7)%	(0.6)%
2019	2,377,295	68,870	17,520	161,848	10.4%	10.5%
5-yr Avg.	$2,114,143	$58,710	$31,962	$338	4.1%	4.4%
(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

We realized a total of $17.5 million in net gains in 2019. Included in this number is $14.4 million in net realized gains in the equity portfolio, $3.2 million in net realized gains in the fixed income portfolio and $0.1 million in other net realized losses. In 2018, we realized $63.4 million in net gains. Included in this number is $69.9 million in net realized gains in the equity portfolio, $2.2 million in net realized losses in the fixed income portfolio and $4.2 million in other net realized losses, $4.4 million of which related to a non-cash impairment charge on goodwill and definite-lived intangibles.

We regularly evaluate the quality of our investment portfolio. When we determine that a fixed income security has suffered an other-than-temporary decline in value, the investment’s value is adjusted by reclassifying the decline from unrealized to realized losses. This has no impact on shareholders’ equity. We did not recognize any impairment losses in 2019. During 2018, we recognized $0.2 million in impairment losses on fixed income securities we no longer had the intent to hold until recovery.

The fixed income portfolio contained 154 positions at an unrealized loss as of December 31, 2019. Of these 154 securities, 65 have been in an unrealized loss position for 12 consecutive months or longer and represent $0.9 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

Key components to our OTTI procedures are discussed in our critical accounting policy on investment valuation and OTTI and in note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Based on our analysis, we have concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2019.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical allocation. As of December 31, 2019, the portfolio had a fair value of $2.6 billion, an increase of $366.1 million from the end of 2018.

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

As of December 31, 2019, our investment portfolio had the following asset allocation breakdown:

PORTFOLIO ALLOCATION
(in thousands)
	Cost or		Unrealized	% of Total
Asset Class	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$186,699	$193,661	$6,962	7.6%	AAA
U.S. agency	36,535	38,855	2,320	1.5%	AAA
Non-U.S. government & agency	7,333	7,628	295	0.3%	BBB+
Agency MBS	411,808	420,165	8,357	16.4%	AAA
ABS/CMBS/MBS**	222,832	224,870	2,038	8.8%	AAA
Corporate	659,640	692,067	32,427	27.0%	BBB+
Municipal	390,431	405,840	15,409	15.8%	AA
Total fixed income	$1,915,278	$1,983,086	$67,808	77.4%	AA-
Equities	262,131	460,630	198,499	18.0%
Other invested assets	70,725	70,441	(284)	2.8%
Cash	46,203	46,203	—	1.8%
Total portfolio	$2,294,337	$2,560,360	$266,023	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed, commercial mortgage-backed and mortgage-backed

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 77 percent of our total 2019 portfolio, down 3 percent from 2018. As of December 31, 2019, the fair value of our fixed income portfolio consisted of 49 percent AAA-rated securities, 17 percent AA-rated securities, 19 percent A-rated securities, 9 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 48 percent AAA-rated securities, 16 percent AA-rated securities, 20 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2018.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2019, our fixed income portfolio’s duration was 4.8 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Our equity portfolio had a fair value of $460.6 million at December 31, 2019. Equities comprised 18 percent of our total 2019 portfolio, up 2 percent over 2018. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a preference for dividend income. Our strategy has a value tilt and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2019, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$222,993	$9,523	$—	$—	$—	$—	$232,516
Non-U.S. government & agency	—	—	1,897	5,731	—	—	7,628
Corporate - financial	—	26,380	140,523	37,364	5,136	—	209,403
All other corporate	20,809	22,912	115,242	102,632	20,211	—	281,806
Corporate financial - private placements	3,121	14,180	16,564	8,011	7,915	1,023	50,814
All other corporate - private placements	—	6,887	37,823	22,466	82,120	748	150,044
Municipal	102,064	247,433	53,938	—	—	2,405	405,840
Structured:
GSE - RMBS	$311,247	$—	$—	$—	$—	$—	$311,247
Non-GSE RMBS	26,657	—	—	—	—	—	26,657
CLO	26,022	5,998	—	—	—	—	32,020
ABS - credit cards	33,116	—	—	—	—	—	33,116
ABS - auto loans	52,895	—	—	—	—	—	52,895
All other ABS/MBS	23,005	2,125	10,326	—	—	—	35,456
GSE - CMBS	108,918	—	—	—	—	—	108,918
CMBS	44,726	—	—	—	—	—	44,726
Total	$975,573	$335,438	$376,313	$176,204	$115,382	$4,176	$1,983,086

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of December 31,:

AGENCY MBS
(in thousands)	Amortized Cost	Fair Value	% of Total
2019
Pass-throughs	$276,423	$282,594	67.3%
Sequential	107,045	108,918	25.9%
Planned amortization class	28,340	28,653	6.8%
Total	$411,808	$420,165	100.0%

2018
Pass-throughs	$262,752	$259,728	65.7%
Sequential	107,951	103,975	26.3%
Planned amortization class	32,289	31,550	8.0%
Total	$402,992	$395,253	100.0%

Our allocation to agency mortgage-backed securities totaled $420.2 million as of December 31, 2019. Agency MBS represented 21 percent of the fixed income portfolio compared to $395.3 million or 22 percent of that portfolio as of December 31, 2018.

We believe agency MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes (PACs) and sequential pay structures. Our agency MBS portfolio does not include interest-only securities or principal-only securities. As of December 31, 2019, all of the securities in our agency MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2019, the agency MBS portfolio contained 67 percent of pure pass-throughs compared to 66 percent as of December 31, 2018. An additional 26 percent of the MBS portfolio was invested in sequential payer, the same as 2018.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31,:

ABS/CMBS
	Amortized
(in thousands)	Cost	Fair Value	% of Total
2019
Auto	$52,488	$52,895	23.5%
CMBS	43,435	44,726	19.9%
Credit card	32,622	33,116	14.7%
CLO	32,066	32,020	14.2%
Non-GSE RMBS	26,770	26,657	11.9%
Equipment	6,974	7,018	3.1%
Other	28,477	28,438	12.7%
Total	$222,832	$224,870	100.0%

2018
Auto	$50,062	$49,990	36.6%
CMBS	26,490	26,048	19.1%
Credit card	31,058	31,100	22.7%
CLO	15,582	15,508	11.3%
Non-GSE RMBS	—	—	—
Equipment	5,870	5,878	4.3%
Other	8,162	8,199	6.0%
Total	$137,224	$136,723	100.0%

An asset-backed security (ABS), commercial mortgage-backed security (CMBS) or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2019, ABS/CMBS/RMBS investments were $224.9 million (11 percent) of the fixed income portfolio, compared to $136.7 million (8 percent) as of December 31, 2018. Ninety-seven percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2019. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $1.0 million in unrealized losses in these asset classes as of December 31, 2019.

Municipal Fixed Income Securities

As of December 31, 2019, municipal bonds totaled $405.8 million (21 percent) of our fixed income portfolio, compared to $320.1 million (18 percent) as of December 31, 2018. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2019, approximately 42 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 58 percent were revenue based.

Eighty-six percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 74 percent tax-exempt and 26 percent taxable securities.

Corporate Debt Securities

As of December 31, 2019, our corporate debt portfolio totaled $692.1 million (35 percent) of the fixed income portfolio compared to $668.7 million (38 percent) as of December 31, 2018. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $115.4 million at the end of 2019. The corporate debt portfolio has an overall quality rating of BBB+ diversified among 552 issues.

Private placements in the table below includes both Rule 144A and Regulation D securities. The table illustrates our corporate debt exposure to the financial and non-financial sectors as of December 31, 2019, including fair value, cost basis and unrealized gains and losses:

CORPORATES
			Gross	Gross
	Amortized		Unrealized	Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Bonds:
Corporate - financial	$197,952	$209,403	$11,502	$(51)
All other corporate	265,895	281,806	15,970	(59)
Corporate financial - private placements	48,661	50,814	2,157	(4)
All other corporate - private placements	147,132	150,044	3,616	(704)
Total	$659,640	$692,067	$33,245	$(818)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

EQUITY SECURITIES

As of December 31, 2019, our equity portfolio totaled $460.6 million (18 percent) of the investment portfolio, compared to $340.5 million (16 percent) as of December 31, 2018. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, S&P 500 Index and S&P 600 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000.

INTEREST AND CORPORATE EXPENSE

We incurred $7.6 million of interest expense on outstanding debt during 2019 and $7.4 million in 2018. At December 31, 2019 and 2018, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2019 and 2018, we exceeded the required return, resulting in the accrual of executive bonuses. Increased levels of comprehensive earnings in 2019 resulted in higher variable compensation earned than in 2018.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. Maui Jim is a private company and, as such, the market for its stock is limited. Our investment in Maui Jim is carried at the RLI Corp. holding company level, as it is not core to our insurance operations. While we have certain rights under our shareholder agreement with Maui Jim as a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2019, we recorded $13.6 million in earnings from this investment, compared to $12.5 million in 2018. Sunglass sales were up 5 percent in 2019, after increasing 1 percent in 2018.

In 2019 and 2018, we received a dividend from Maui Jim. Dividends from Maui Jim have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

As of December 31, 2019, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Prime is a private company and, as such, the market for its stock is limited. While we have certain rights under our shareholder agreement with Prime as a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2019, we recorded $7.4 million in investee earnings for Prime, compared to $3.6 million in 2018, reflective of significant growth in revenue and net earnings. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $13.1 million of gross premiums written and $28.7 million of net premiums earned during 2019, compared to $41.1 million of gross premiums written and $34.2 million of net premiums earned during 2018. The decrease in gross written premium is reflective of our decreased quota share participation with Prime.

INCOME TAXES

Our effective tax rates were 17.7 percent and 5.0 percent for 2019 and 2018, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2019 primarily due to higher levels of pretax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to 2018. Additionally, the Internal Revenue Service (IRS) and Treasury Department provided additional guidance on aspects of the Tax Cuts and Jobs Act of 2017 and we were able to finalize the accounting in 2018, resulting in a $2.3 million deferred tax benefit.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $13.2 million dividend from Maui Jim in 2019 and recognized a $1.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7.4 percent in 2019), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 0.8 percent reduction to the 2019 effective tax rate. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. As no additional dividends were declared from unconsolidated investees in 2018, there was no impact to the 2018 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2019 and 2018 resulted in tax benefits of $1.1 million and $1.2 million, respectively. These tax benefits reduced the effective tax rate for 2019 and 2018 by 0.5 percent and 1.8 percent, respectively.

In addition, our pretax earnings in 2019 included $18.0 million of investment income that is partially exempt from federal income tax, compared to $21.1 million in 2018.

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

The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.2 billion at December 31, 2019, from $1.1 billion as of December 31, 2018. This reflects incurred losses of $413.4 million in 2019 offset by paid losses of $319.9 million, compared to incurred losses of $428.2 million offset by $301.4 million paid in 2018. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $1.6 billion at December 31, 2019, from $1.5 billion at December 31, 2018, while ceded loss and LAE reserves increased to $384.5 million from $365.0 million over the same period.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes these three cash flows over the last two years:

(in thousands)	2019	2018
Operating cash flows	$276,917	$217,102
Investing cash flows (uses)	(184,753)	(134,209)
Financing cash flows (uses)	(76,101)	(77,024)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2019, the majority of cash flow uses were related to financing and investing activities and associated with the payments of dividends and net purchases of investments, respectively.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2019:

CONTRACTUAL OBLIGATIONS
	Payments due by period
	Less than 1			More than
(in thousands)	yr.	1-3 yrs.	3-5 yrs.	5 yrs.	Total
Loss and settlement expense reserves	$405,262	$589,460	$311,902	$267,728	$1,574,352
Long-term debt	—	—	150,000	—	150,000
Interest on long-term debt	7,313	14,625	5,179	—	27,117
Operating leases	5,983	11,872	6,720	1,366	25,941
Other invested assets	17,129	6,541	152	233	24,055
Total	$435,687	$622,498	$473,953	$269,327	$1,801,465

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $384.5 million at December 31, 2019, compared to $365.0 million in 2018.

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

At December 31, 2019, we had cash, short-term investments and other investments maturing within one year of approximately $96.4 million and an additional $407.0 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits the Company to borrow up to an aggregate principal amount of $50.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. The facility has a two-year term that expires on May 24, 2020. We anticipate reinitiating this line of credit in 2020. As of and during the year ended December 31, 2019, no amounts were outstanding on this facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies with access to an additional source of liquidity via a secured lending facility. Based on qualifying assets at year-end, aggregate borrowing capacity is approximately $25 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2019, there were no outstanding borrowings with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 24 consecutive years.

OPERATING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claims
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income (interest and dividends)	Commissions paid
Unconsolidated investee dividends from affiliates	Operating expenses
Funds held	Interest expense
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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2019, our portfolio had a carrying value of $2.6 billion. Portfolio assets at December 31, 2019, increased by $366.1 million, or 17 percent, from December 31, 2018.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2019, 46 percent of our shareholders’ equity was invested in equities, compared to 42 percent at December 31, 2018.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2019, our capital structure consisted of $149.3 million in 10-year maturity senior notes (long-term debt) and $995.4 million of shareholders’ equity. Debt outstanding comprised 13 percent of total capital as of December 31, 2019.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2019, our holding company had $995.4 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.9 million in liquid investment assets, which would cover the majority of our annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2019 and 2018, our principal insurance subsidiary paid ordinary dividends totaling $59.0 million and $13.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2018, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2019. As of December 31, 2019, $65.3 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 175th consecutive dividend payment was declared in February 2020 and will be paid on March 20, 2020, in the amount of $0.23 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2020

In 2019, we achieved several notable milestones in a year when much of the industry was refining its risk appetite. Despite exiting several underperforming products, top line premium exceeded $1 billion for the first time in our company’s history. Premium growth was broad based over the course of the last twelve months and the majority of our products saw opportunities in the market. Additionally, we surpassed $1 billion in statutory surplus as underwriting profit contributed to the bottom line for the 24th consecutive year. We expect a continued strong economy to provide further growth opportunities in 2020.

Rate increases and tightening underwriting standards are providing additional submission opportunities, especially in casualty products where social influences are affecting claim activity and severity. Participant’s capital deployment has been more conservative and selective, including the tapering of capacity from reinsurers, particularly for underperforming insurers. Producers have been challenged to find additional carriers to fill out larger programs and some competitors are seeing their reserve adequacy deteriorate as claim severity increases across multiple lines.

CASUALTY

The casualty industry has experienced some turbulence in the last 18 months as deteriorating loss trends in multiple market segments have resulted in attractive conditions for well-positioned carriers. Specifically, the market is seeing greater primary liability losses, as well as excess and umbrella liability claims. Securities class action suits remain at an elevated level in the management liability space. All of these trends have caused some participants to reconsider their approach, including reducing policy limits, requiring increased retentions by insureds, or exiting certain classes altogether. This disruption creates opportunity as producers seek out new capacity.

Our casualty portfolio experienced premium headwinds in 2019, due to the reduction in our assumed reinsurance treaty with Prime and several product exits. Although we recognized adverse loss development from some of these runoff products in 2019, we believe our bottom line will benefit over the long term. A majority of our mature products grew during the year and newer products have started to gain scale. Our diverse portfolio will continue to evolve over time.

We have a lot of momentum coming out of 2019. Broad growth in the casualty segment has been positively impacted by rate increases. Competitors, particularly in the primary and excess liability, transportation and management liability spaces, continue to tighten terms while we have remained a consistent market in our chosen niches. Investments in technology and marketing should continue to strengthen our producer partnerships and offer additional reasons for them to grow with us.

With systemic uncertainty impacting industry results, we will continue to maintain underwriting discipline and monitor loss trends. Growth in longer tail liability lines, along with adverse auto-related losses in the industry support a cautious approach to reserving along with continued investment in our claim team to ensure fair outcomes. While rate increases attempt to address loss trends, we will maintain discipline as our newer businesses mature. Overall our casualty product portfolio is healthy and our outlook on the business continues to be positive.

PROPERTY

Property carriers are still recovering from active catastrophe seasons over the last three years. Despite a benign 2019 in the United States, international catastrophe events were sizable and there has been ongoing re-underwriting across the industry. The Lloyd’s market has reduced capacity and pulled back from select property lines to address their worst performing risks. Other carriers have adjusted their risk profile by reducing limits offered or exiting certain classes. As this disruption has taken several years to evolve, price momentum will likely continue into 2020. A focus on selective underwriting will leverage current conditions with the support of a durable capital base. While prudent risk management will influence the amount of exposures insured, rate improvement on catastrophe and marine business will support top line growth.

Selecting diversified exposures is an important component of our property segment and our recent investment in marketing and technology will support growth in our Hawaii homeowners business. While our underwriting results will continue to be influenced by the level of catastrophe activity in U.S., we have seen first-hand that taking care of customers in the wake of an event bolsters the intangibles that define strong relationships. Deep understanding of catastrophe risks has long been a part of our DNA and we expect this to be beneficial in the current environment.

SURETY

Surety remains the most competitive segment in our portfolio. Infrequent loss activity has attracted a number of new entrants to the space, however, this is not a risk free business. Some noticeably large commercial surety losses have emerged recently, which we expect will result in the tightening of terms and conditions. That said, overall surety industry results remain very profitable.

Our surety top line will continue to be challenged. Over the last couple of years, we exited select programs in our miscellaneous book that no longer meet our risk appetite. In the larger commercial account driven business, we have also exited select accounts where the credit quality of our principal had deteriorated. This represents a continuous process of underwriting our accounts to determine if we should continue extending credit. Although new business is difficult to win in this competitive market, our successes stem from nurturing strong relationships with current accounts. Opportunities are brighter in the small contractor’s space as the construction market continues to expand.

The surety segment has been a sizeable contributor to our underwriting results and we are hopeful that premium will stabilize over the course of 2020.

INVESTMENTS

Capital markets posted one of the strongest years in recent memory in 2019. The Federal Reserve’s accommodative support led to positive returns in nearly every asset class. With a more positive backdrop, Wall Street has changed its tune and is now forecasting modest growth with low recession risk. That sentiment will hopefully sustain the economic recovery, where the United States just completed an entire calendar decade without a recession. Although we believe fundamentals will remain sound over the next twelve months, the abundance of commentary stating there is no recession in sight offers some reason for skepticism.

Wages continue to climb higher, adding to consumer confidence and household wealth. These trends have yet to manifest themselves into higher inflation, which remains below the Fed’s target. We do not expect the Fed to change policy much in the coming year, unless circumstances require defensive actions. Our allocation among asset classes will likely remain fairly steady, with a preference for high quality bonds and slight overweight to duration.

In equity markets, expanding increased earnings multiples dominated in 2019, pushing indices to new records. Increased earnings will need to be the driver for equities to see further improvement in the year ahead. We remain committed to our equity allocation but are mindful that we are near the top end of our allocation.

We are in a world where outside influences, namely domestic elections and global trade uncertainties, have the opportunity to drive volatility. Macroeconomic factors, including continued low inflation, modest wage gains, global tariffs, low unemployment and a strong consumer will continue to bias policy and impact performance in 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK DISCLOSURE

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair value of financial instruments. Management of market risk is a critical component of our investment decisions and objectives. We manage our exposure to market risk by using the following tools:

●	Monitoring the fair value of all financial assets on a constant basis,
●	Changing the character of future investment purchases as needed and
●	Maintaining a balance between existing asset and liability portfolios.

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

Interest rate risk can also affect our consolidated statement of earnings due to its impact on interest expense. As of December 31, 2019 and 2018, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for more than three years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2019. Listed on each table is the December 31, 2019 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market-risk-sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2019, our fixed income portfolio had a fair value of $2.0 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis-points from their December 31, 2019, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $97.9 million and $190.0 million, respectively.

As of December 31, 2019, our equity portfolio had a fair value of $460.6 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $39.4 million and $78.8 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/19 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,983,086	$(97,851)	$—
Equity securities	460,630	—	(39,389)
Total	$2,443,716	$(97,851)	$(39,389)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/19 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,983,086	$(189,930)	$—
Equity securities	460,630	—	(78,778)
Total	$2,443,716	$(189,930)	$(78,778)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/19 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,983,086	$106,235	$—
Equity securities	460,630	—	39,389
Total	$2,443,716	$106,235	$39,389

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/19 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$1,983,086	$221,615	$—
Equity securities	460,630	—	78,778
Total	$2,443,716	$221,615	$78,778

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2019	2018
Assets
Investments and cash:
Fixed income:
Available-for-sale, at fair value (amortized cost - $1,915,278 in 2019 and $1,776,465 in 2018)	$1,983,086	$1,760,515
Equity securities, at fair value (cost - $262,131 in 2019 and $220,373 in 2018)	460,630	340,483
Short-term investments, at cost which approximates fair value	—	11,550
Other invested assets	70,441	51,542
Cash	46,203	30,140
Total investments and cash	$2,560,360	$2,194,230
Accrued investment income	14,587	14,033
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,682 in 2019 and $16,967 in 2018	160,369	152,576
Ceded unearned premiums	93,656	71,174
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,402 in 2019 and $9,793 in 2018	384,517	364,999
Deferred policy acquisition costs, net	85,044	84,934
Property and equipment, at cost, net of accumulated depreciation of $62,703 in 2019 and $54,275 in 2018	53,121	54,692
Investment in unconsolidated investees	103,836	94,967
Goodwill and intangibles	54,127	54,534
Other assets	36,104	18,926
Total assets	$3,545,721	$3,105,065

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and settlement expenses	$1,574,352	$1,461,348
Unearned premiums	540,213	496,505
Reinsurance balances payable	25,691	22,591
Funds held	83,358	72,309
Income taxes - deferred	56,727	24,238
Bonds payable, long-term debt	149,302	149,115
Accrued expenses	66,626	45,124
Other liabilities	54,064	26,993
Total liabilities	$2,550,333	$2,298,223

Shareholders’ equity:
Common stock ($0.01 par value 100,000,000 share authorized)
(67,799,229 shares issued and 44,869,015 shares outstanding in 2019)
(67,434,257 shares issued and 44,504,043 shares outstanding in 2018)	$678	$674
Paid-in capital	321,190	305,660
Accumulated other comprehensive earnings, net of tax	52,473	(14,572)
Retained earnings	1,014,046	908,079
Deferred compensation	7,980	8,354
Treasury stock, at cost (22,930,214 shares in 2019 and 2018)	(400,979)	(401,353)
Total shareholders’ equity	$995,388	$806,842
Total liabilities and shareholders’ equity	$3,545,721	$3,105,065

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net premiums earned	$839,111	$791,366	$737,937
Net investment income	68,870	62,085	54,876
Net realized gains	17,520	63,624	6,970
Other-than-temporary-impairment losses on investments	—	(217)	(2,559)
Net unrealized gains (losses) on equity securities	78,090	(98,735)	—
Consolidated revenue	$1,003,591	$818,123	$797,224
Losses and settlement expenses	413,416	428,193	401,584
Policy acquisition costs	288,697	267,738	252,515
Insurance operating expenses	69,430	53,803	56,994
Interest expense on debt	7,588	7,437	7,426
General corporate expenses	12,686	9,427	11,340
Total expenses	$791,817	$766,598	$729,859
Equity in earnings of unconsolidated investees	20,960	16,056	17,224
Earnings before income taxes	$232,734	$67,581	$84,589
Income tax expense (benefit):
Current	26,426	23,917	9,302
Deferred	14,666	(20,515)	(29,741)
Income tax expense (benefit)	$41,092	$3,402	$(20,439)
Net earnings	$191,642	$64,179	$105,028

Other comprehensive earnings (loss), net of tax	67,045	(33,997)	35,309
Comprehensive earnings	$258,687	$30,182	$140,337

Basic:
Net earnings per share	$4.28	$1.45	$2.39
Comprehensive earnings per share	$5.78	$0.68	$3.19

Diluted:
Net earnings per share	$4.23	$1.43	$2.36
Comprehensive earnings per share	$5.72	$0.67	$3.15

Weighted average number of common shares outstanding:
Basic	44,734	44,358	44,033
Diluted	45,257	44,835	44,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2017	43,944,697	$823,572	$66,875	$229,779	$122,610	$797,307	$11,496	$(404,495)
Net earnings	—	105,028	—	—	—	105,028	—	—
Other comprehensive earnings (loss), net of tax	—	35,309	—	—	35,309	—	—	—
Deferred compensation under rabbi trust plans	—	—	—	—	—	—	(2,856)	2,856
Share-based compensation	203,658	3,502	204	3,298	—	—	—	—
Dividends and dividend equivalents ($2.58 per share)	—	(113,813)	—	—	—	(113,813)	—	—
Balance, December 31, 2017	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	86	—	—	(138,494)	138,580	—	—
Par value conversion from $1.00 per share to $0.01 per share	—	—	(66,409)	66,409	—	—	—	—
Net earnings	—	64,179	—	—	—	64,179	—	—
Other comprehensive earnings (loss), net of tax	—	(33,997)	—	—	(33,997)	—	—	—
Deferred compensation under rabbi trust plans	—	—	—	—	—	—	(286)	286
Share-based compensation	355,688	6,178	4	6,174	—	—	—	—
Dividends and dividend equivalents ($1.87 per share)	—	(83,202)	—	—	—	(83,202)	—	—
Balance, December 31, 2018	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	191,642	—	—	—	191,642	—	—
Other comprehensive earnings (loss), net of tax	—	67,045	—	—	67,045	—	—	—
Deferred compensation under rabbi trust plans	—	—	—	—	—	—	(374)	374
Share-based compensation	364,972	15,534	4	15,530	—	—	—	—
Dividends and dividend equivalents ($1.91 per share)	—	(85,675)	—	—	—	(85,675)	—	—
Balance, December 31, 2019	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$191,642	$64,179	$105,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(17,520)	(63,407)	(4,411)
Net unrealized (gains) losses on equity securities	(78,090)	98,735	—
Depreciation	8,164	7,042	6,944
Deferred income tax expense (benefit)	14,666	(20,515)	(29,741)
Other items, net	25,341	6,171	16,368
Change in:
Accrued investment income	(552)	1,132	(573)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(7,793)	(18,225)	(7,964)
Reinsurance balances payable	3,100	967	3,696
Funds held	11,049	(2,251)	1,818
Ceded unearned premiums	(22,482)	(13,246)	(5,755)
Reinsurance balances recoverable on unpaid losses and settlement expenses	(19,518)	(63,008)	(13,767)
Deferred policy acquisition costs	(110)	(7,218)	(4,569)
Accrued expenses	21,502	(7,724)	856
Unpaid losses and settlement expenses	113,004	189,845	132,166
Unearned premiums	43,708	45,056	17,672
Current income taxes payable	(1,434)	5,725	(3,019)
Changes in investment in unconsolidated investees:
Undistributed earnings	(20,960)	(16,056)	(17,224)
Dividends received	13,200	9,900	—
Net cash provided by operating activities	$276,917	$217,102	$197,525

Cash flows from investing activities:
Purchase of:
Fixed income, available-for-sale	$(539,726)	$(725,675)	$(430,727)
Equity securities	(89,486)	(115,921)	(20,719)
Property and equipment	(6,955)	(6,087)	(9,238)
Other	(22,751)	(18,754)	(19,112)
Proceeds from sale of:
Fixed income, available-for-sale	196,558	395,019	168,760
Equity securities	62,172	147,838	36,573
Property and equipment	—	167	128
Subsidiary or agency	—	—	408
Other	2,502	3,394	2,063
Proceeds from call or maturity of:
Fixed income, available-for-sale	201,383	187,380	195,617
Net proceeds from sale (purchase) of short-term investments	11,550	(1,570)	(4,965)
Net cash used in investing activities	$(184,753)	$(134,209)	$(81,212)

Cash flows from financing activities:
Proceeds from stock option exercises	9,490	6,076	3,502
Cash dividends paid	(85,591)	(83,100)	(113,813)
Net cash used in financing activities	$(76,101)	$(77,024)	$(110,311)

Net increase in cash	$16,063	$5,869	$6,002

Cash at beginning of year	$30,140	$24,271	$18,269

Cash at end of year	$46,203	$30,140	$24,271

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

RLI Corp. is an insurance holding company. References to “the Company,” “we,” “our,” “us” or like terms refer to the business of RLI Corp. and its subsidiaries. We underwrite select property and casualty insurance coverages through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia.

On May 4, 2018, RLI Corp. changed its state of incorporation from the State of Illinois to the State of Delaware (the Reincorporation). The Reincorporation was effected by merging RLI Corp., an Illinois corporation (RLI Illinois), into RLI Corp., a Delaware corporation (RLI Delaware). The separate corporate existence of RLI Illinois ceased and RLI Delaware continues in existence as the surviving corporation and possesses all rights, privileges, powers and franchises of RLI Illinois. The Reincorporation did not result in any change in the name, business, management, fiscal year, location of the principal executive offices, assets or liabilities of the Company. Each outstanding share of RLI Illinois common stock, which had a par value of $1.00 per share, was automatically converted into one outstanding share of RLI Delaware common stock, with a par value of $0.01 per share. In order to reflect the new par value of common stock on the balance sheet, a $66.4 million reclassification from common stock to paid-in-capital was made.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2018 and 2017 to conform to the classifications used in the current year. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

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

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019. We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net earnings, no adjustment to the opening balance of retained earnings was required. As of December 31, 2019, $22.3 million of right-of-use assets and $24.5 million of lease liabilities were included in the other assets and other liabilities line items of the consolidated balance sheet, respectively, as a result of the adoption of these updates. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

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

ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

ASU 2018-07 was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. Our long-term incentive plan limits the awards of share-based payments to employees and directors of the Company. As our share-based compensation expense to nonemployee directors was $0.6 million in 2019, the standard did not have a material impact on our financial statements.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. Upon adoption, the update will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This update will have the most impact on our available-for-sale fixed income portfolio and reinsurance balances recoverable. However, as our fixed income portfolio is weighted towards higher rated bonds (85 percent rated A or better at December 31, 2019) and we purchase reinsurance from financially strong reinsurers for which we already have an allowance for uncollectible reinsurance amounts, the effect of adoption will not have a material impact on our financial statements.

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

This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related, the effect of adoption will not have a material impact on our financial statements.

E.	INVESTMENTS

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings in 2019 and 2018. Prior to 2018, unrealized gains and losses on equity securities were recognized through other comprehensive earnings. Investments in fixed income securities are classified into one of three categories: trading, held-to-maturity or available-for-sale. All of our fixed income securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

Other-than-Temporary Impairment

We regularly evaluate our fixed income securities using quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

●	The length of time and the extent to which the fair value has been less than amortized cost,

●	The probability of significant adverse changes to the cash flows,

●	The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims or

●	The probability that we will recover the entire amortized cost basis of our fixed income securities prior to maturity.

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

F.	CASH, SHORT-TERM INVESTMENTS AND OTHER INVESTED ASSETS

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

G.	REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve the Company of our legal liability to our policyholders.

We continuously monitor the financial condition of our reinsurers. As part of our monitoring efforts, we review their annual financial statements, quarterly disclosures and Securities and Exchange Commission (SEC) filings for reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverable tests, including one based on average default by S&P rating. Based upon our review and testing, our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

H.	POLICY ACQUISITION COSTS

We defer incremental direct costs that relate to the successful acquisition of new or renewal insurance contracts, including commissions and premium taxes. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This process contemplates the premiums to be earned, anticipated losses and settlement expenses and certain other costs expected to be incurred, but does not consider investment income. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

I.	PROPERTY AND EQUIPMENT

Property and equipment are presented at cost less accumulated depreciation and are depreciated on a straight-line basis for financial statement purposes over periods ranging from 3 to 10 years for equipment and up to 30 years for buildings and improvements.

J.	INVESTMENTS IN UNCONSOLIDATED INVESTEES

We maintain a 40 percent interest in the equity and earnings of Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, which is accounted for under the equity method. We also maintain a similar minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $79.6 million at December 31, 2019 and $79.5 million at December 31, 2018. In 2019, we recorded $13.6 million in investee earnings for Maui Jim, compared to $12.5 million in 2018 and $14.4 million in 2017. Maui Jim recorded net income of $35.6 million in 2019, $30.3 million in 2018 and $34.4 million in 2017. Additional summarized financial information for Maui Jim for 2019 and 2018 is outlined in the following table:

(in millions)	2019	2018
Total assets	$282.2	$265.6
Total liabilities	104.8	90.4
Total equity	177.4	175.2

Approximately $69.3 million of undistributed earnings from Maui Jim are included in our retained earnings as of December 31, 2019. We received dividends of $13.2 million and $9.9 million from Maui Jim in 2019 and 2018, respectively. No dividends were received in 2017.

As of December 31, 2019, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime), which is accounted for under the equity method. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $24.2 million at December 31, 2019 and $15.4 million at December

31, 2018. In 2019, we recorded $7.4 million in investee earnings for Prime, compared to $3.6 million in 2018 and $2.8 million in 2017. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $13.1 million of gross premiums written and $28.7 million of net premiums earned during 2019, compared to $41.1 million of gross premiums written and $34.2 million of net premiums earned during 2018 and $29.6 million of gross premiums written and $21.0 million of net premiums earned during 2017. The decrease in gross written premium is reflective of our decreased quota share participation with Prime.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	INTANGIBLE ASSETS

Goodwill and intangibles totaled $54.1 million and $54.5 million at December 31, 2019 and 2018, respectively, as detailed in the following table:

Goodwill and Intangible Assets
(in thousands)	2019	2018
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,470 at 12/31/19 and $3,062 at 12/31/18	565	972
Total intangibles	$8,065	$8,472

Total goodwill and intangibles	$54,127	$54,534

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2019. Based upon these reviews, our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2019, there were no triggering events on the above-mentioned goodwill and intangible assets that would suggest an updated review was necessary.

During the first quarter of 2018 and the second quarter of 2017, adverse loss experience triggered the need to test the medical professional liability reporting unit. The testing resulted in a $4.4 million non-cash impairment charge on goodwill and intangible assets in 2018 and a $3.4 million non-cash impairment charge on goodwill and intangible assets in 2017. In each instance, the fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible asset, was determined by using a discounted cash flow valuation. In 2018, the carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge. In 2017, the resulting non-cash impairment charge on definite-lived intangibles was $1.8 million. The fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value in each year, resulting in a $3.6 million non-cash impairment charge in 2018 and a $1.6 million non-cash impairment charge during 2017. Subsequent to the 2018 impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the respective period’s consolidated statement of earnings.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.4 million, $0.4 million and $0.7 million for 2019, 2018 and 2017, respectively. We anticipate we will recognize amortization expense of $0.4 million in 2020, $0.1 million in 2021 and less than $0.1 million in 2022.

L.	UNPAID LOSSES AND SETTLEMENT EXPENSES

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

M.	INSURANCE REVENUE RECOGNITION

Insurance premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums are calculated on a monthly pro rata basis.

N.	INCOME TAXES

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

O.	EARNINGS PER SHARE

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2019
Basic EPS
Income available to common shareholders	$191,642	44,734	$4.28
Stock options	—	523
Diluted EPS
Income available to common shareholders and assumed conversions	$191,642	45,257	$4.23

For the year ended December 31, 2018
Basic EPS
Income available to common shareholders	$64,179	44,358	$1.45
Stock options	—	477
Diluted EPS
Income available to common shareholders and assumed conversions	$64,179	44,835	$1.43

For the year ended December 31, 2017
Basic EPS
Income available to common shareholders	$105,028	44,033	$2.39
Stock options	—	467
Diluted EPS
Income available to common shareholders and assumed conversions	$105,028	44,500	$2.36

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio in 2019 and 2018. In 2017, after-tax unrealized gains and losses on our equity portfolio were also included. With the adoption of ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018, we began recognizing unrealized gains and losses on the equity portfolio through net income. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $17.8 million, $(9.0) million and $19.0 million for 2019, 2018 and 2017, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements. The 2017 activity and balances include the net unrealized gain and loss activity on both fixed income and equity securities, while the 2019 and 2018 activity and ending balance reflect only the net unrealized gain and loss activity on fixed income securities due to the aforementioned adoption of ASU 2016-01. The changes in accumulated other comprehensive earnings also reflect adjustments from the adoption of two accounting standards. ASU 2016-01 necessitated a cumulative-effect adjustment in the beginning of 2018, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings.

ASU 2018-02 addressed issues arising from the enactment of the Tax Cuts and Jobs Act of 2017. Deferred tax items are required to be revalued based on new tax laws with changes included in earnings. Since other comprehensive earnings was not affected by the revaluation of deferred tax items, the accumulated other comprehensive earnings balance was reflective of the historic tax rate instead of the newly enacted rate, which created a stranded tax effect. ASU 2018-02 allowed for the reclassification of our $3.7 million stranded tax effect out of accumulated other comprehensive earnings into retained earnings.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2019	2018	2017

Beginning balance	$(14,572)	$157,919	$122,610
Cumulative effect adjustment of ASU 2016-01	—	(142,219)	—
Adjusted beginning balance	$(14,572)	$15,700	$122,610

Other comprehensive earnings before reclassifications	69,560	(35,763)	40,887
Amounts reclassified from accumulated other comprehensive earnings	(2,515)	1,766	(5,578)
Net current-period other comprehensive earnings (loss)	$67,045	$(33,997)	$35,309

Reclassification of stranded tax effect from implementation of Tax Cuts and Jobs Act of 2017	—	3,725	—
Ending balance	$52,473	$(14,572)	$157,919

The sale or other-than-temporary impairment of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table. As previously mentioned, 2019 and 2018 reflect activity on available-for-sale fixed income securities, while 2017 also includes activity from the equity portfolio.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)

Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2019	2018	2017	Consolidated Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$3,184	$(2,018)	$11,141	Net realized gains
	—	(217)	(2,559)	Other-than-temporary impairment losses on investments
	$3,184	$(2,235)	$8,582	Earnings before income taxes
	(669)	469	(3,004)	Income tax expense
	$2,515	$(1,766)	$5,578	Net earnings

Q.	FAIR VALUE DISCLOSURES

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

●	Pricing Level 1 is applied to valuations based on readily available, unadjusted quoted prices in active markets for identical assets.

●	Pricing Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

●	Pricing Level 3 is applied to valuations that are derived from techniques in which one or more of the significant inputs are unobservable.

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

Regulation D Private Placement Securities: The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. All Regulation D privately placed bonds are classified as corporate securities and deemed Level 3.

For all of our fixed income securities, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. In some cases, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. In our comparisons, if discrepancies are found, we compare our prices to actual reported trade data for like securities. No changes to the fair values supplied by our pricing services have occurred as a result of our reviews. Based on these assessments, we have determined that the fair values of our fixed income securities provided by our pricing services are reasonable.

Common Stock: As of December 31, 2019, all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity security not traded on an exchange in 2018 was provided by a third-party pricing source and was classified as Level 2.

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

R.	STOCK-BASED COMPENSATION

We expense the estimated fair value of employee stock options and similar awards. We measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest. The tax effects related to share-based payments are made through net earnings. See note 8 for further discussion and related disclosures regarding stock options.

S.	RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations and to the process of preparing our consolidated financial statements. The more significant risks and uncertainties, as well as our attempt to mitigate, quantify and minimize such risks, are presented below and throughout the notes to the consolidated financial statements.

Insurance Risks

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability. The insurance industry is currently operating under highly competitive conditions and, as a result, margins in the industry are under pressure. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income. Our profitability can be significantly affected by the ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes. We attempt to mitigate this risk by incentivizing our underwriters to maximize underwriting profit and remain disciplined in pricing and selecting risks. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2019, we had $1.6 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2019, we had reinsurance protection of $400 million in excess of $25 million first-dollar retention for earthquakes in California and $425 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2019, these coverages were supported by $275 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by the Company in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2020. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2019, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by AM Best, S&P and Moody’s. Their ratings reflect their opinions of an insurance company’s and an insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders.

2. INVESTMENTS

A summary of net investment income is as follows:

NET INVESTMENT INCOME
(in thousands)	2019	2018	2017
Interest on fixed income securities	$60,364	$54,491	$48,343
Dividends on equity securities	9,950	9,814	10,506
Interest on cash, short-term investments and other invested assets	3,674	2,309	945
Gross investment income	$73,988	$66,614	$59,794
Less investment expenses	(5,118)	(4,529)	(4,918)
Net investment income	$68,870	$62,085	$54,876

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below. As discussed in note 1.P., unrealized gains and losses on equity securities were recognized in net earnings in 2019 and 2018, after the adoption of ASU 2016-01, and were recognized in other comprehensive earnings in 2017.

REALIZED/UNREALIZED GAINS (LOSSES)
(in thousands)	2019	2018	2017
Net realized gains (losses):
Fixed income:
Available-for-sale	$3,184	$(2,018)	$859
Equity securities	14,445	69,868	10,282
Other	(109)	(4,226)	(4,171)
Total net realized gains (losses)	$17,520	$63,624	$6,970

Other-than-temporary-impairment losses on investments	$—	$(217)	$(2,559)

Net changes in unrealized gains (losses) on investments:
Equity securities	$78,389	$(98,380)	$—
Other invested assets	(299)	(355)	—
Total unrealized gains (losses) on equity securities recognized in net earnings	$78,090	$(98,735)	$—

Fixed income:
Available-for-sale	$83,758	$(41,778)	$16,846
Equity securities	—	—	36,844
Other invested assets	—	—	29
Investment in unconsolidated investees	1,109	(1,257)	604
Total unrealized gains (losses) recognized in other comprehensive earnings	$84,867	$(43,035)	$54,323
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$180,477	$(78,363)	$58,734

During 2019, we recorded $17.5 million in net realized gains and $163.0 million of net unrealized gains. The majority of our net realized gains were due to sales of equity securities. The change in unrealized gain (loss) position was due to declining interest rates, increasing the fair value of fixed income securities, as well as strong equity market returns during 2019. For 2019, the net realized gains (losses) and changes in unrealized gains (losses) on investments totaled $180.5 million.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

				Net
SALES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2019
Available-for-sale	$196,799	$4,368	$(2,167)	$2,201
Equities	62,172	16,938	(2,493)	14,445
2018
Available-for-sale	$394,318	$3,131	$(5,349)	$(2,218)
Equities	147,838	71,065	(1,197)	69,868
2017
Available-for-sale	$169,002	$2,406	$(1,670)	$736
Equities	36,573	13,178	(2,896)	10,282

				Net
CALLS/MATURITIES		Gross Realized		Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2019
Available-for-sale	$201,698	$1,004	$(21)	$983
2018
Available-for-sale	$187,380	$311	$(111)	$200
2017
Available-for-sale	$195,617	$262	$(139)	$123

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2019, are summarized below:

	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$193,661	$—	$193,661
U.S. agency	—	38,855	—	38,855
Non-U.S. government & agency	—	7,628	—	7,628
Agency MBS	—	420,165	—	420,165
ABS/CMBS/MBS*	—	224,870	—	224,870
Corporate	—	690,297	1,770	692,067
Municipal	—	405,840	—	405,840
Total fixed income securities - available-for-sale	$—	$1,981,316	$1,770	$1,983,086
Equity securities	460,630	—	—	460,630
Total	$460,630	$1,981,316	$1,770	$2,443,716

*Non-agency asset-backed, commercial mortgage-backed and mortgage-backed

Assets measured at fair value on a recurring basis as of December 31, 2018, are summarized below:

	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$200,229	$—	$200,229
U.S. agency	—	31,904	—	31,904
Non-U.S. government & agency	—	7,639	—	7,639
Agency MBS	—	395,253	—	395,253
ABS/CMBS/MBS*	—	136,723	—	136,723
Corporate	—	668,679	—	668,679
Municipal	—	320,088	—	320,088
Total fixed income securities - available-for-sale	$—	$1,760,515	$—	$1,760,515
Equity securities	339,985	498	—	340,483
Total	$339,985	$1,761,013	$—	$2,100,998

*Non-agency asset-backed, commercial mortgage-backed and mortgage-backed

As of December 31, 2019, we had $1.8 million of fixed income securities whose fair value was measured using significant unobservable inputs (Level 3). We did not own any Level 3 securities during 2018. Additionally, there were no securities transferred in or out of Levels 1, 2 or 3 during 2019 or 2018.

The amortized cost and estimated fair value of fixed income securities at December 31, 2019, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$49,951	$50,170
Due after one year through five years	395,056	407,007
Due after five years through 10 years	580,310	613,099
Due after 10 years	255,321	267,775
Mtge/ABS/CMBS*	634,640	645,035
Total available-for-sale	$1,915,278	$1,983,086

*Mortgage-backed, asset-backed and commercial mortgage-backed

Expected maturities may differ from contractual maturities due to call provisions on some existing securities. At December 31, 2019, the net unrealized gains of available-for-sale fixed income securities totaled $67.8 million pretax. At December 31, 2018, the net unrealized losses of available-for-sale fixed maturities securities totaled $16.0 million pretax.

The following table is a schedule of amortized costs and estimated fair values of investments in fixed income securities as of December 31, 2019 and 2018:

2019	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale
U.S. government	$186,699	$193,661	$6,994	$(32)
U.S. agency	36,535	38,855	2,362	(42)
Non-U.S. government & agency	7,333	7,628	295	—
Agency MBS	411,808	420,165	8,920	(563)
ABS/CMBS/MBS*	222,832	224,870	2,514	(476)
Corporate	659,640	692,067	33,245	(818)
Municipal	390,431	405,840	16,131	(722)
Total fixed income	$1,915,278	$1,983,086	$70,461	$(2,653)

*Non-agency asset-backed, commercial mortgage-backed and mortgage-backed

2018	Amortized		Gross Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Available-for-sale
U.S. government	$199,982	$200,229	$1,232	$(985)
U.S. agency	31,716	31,904	403	(215)
Non-U.S. government & agency	8,170	7,639	—	(531)
Agency MBS	402,992	395,253	1,709	(9,448)
ABS/CMBS/MBS*	137,224	136,723	375	(876)
Corporate	681,909	668,679	2,894	(16,124)
Municipal	314,472	320,088	6,926	(1,310)
Total fixed income	$1,776,465	$1,760,515	$13,539	$(29,489)

*Non-agency asset-backed, commercial mortgage-backed and mortgage-backed

Asset-Backed, Commercial Mortgage-Backed and Mortgage-Backed Securities

Gross unrealized losses in the collateralized securities bond portfolio decreased to $1.0 million in 2019 as interest rates declined during the year. Ninety-seven percent of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2019, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to, sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Corporate Bonds

Gross unrealized losses in the corporate bond portfolio fell to $0.8 million in 2019 from $16.1 million at the end of 2018 as interest rates and credit spreads declined during the year. The corporate bond portfolio has an overall rating of BBB+.

Municipal Bonds

As of December 31, 2019, municipal bonds totaled $405.8 million with gross unrealized losses of $0.7 million, down from $1.3 million the previous year. As of December 31, 2019, approximately 42 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 58 percent were revenue based. Eighty-six percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Equity Securities

Our equity portfolio consists of common stocks and exchange traded funds (ETF). Gross unrealized losses in the equity portfolio decreased $8.1 million to $2.0 million in 2019 as equity markets improved during the year.

Impairment Analysis

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where: (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in net earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

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

The following table is also used as part of our impairment analysis and displays the total value of debt securities that were in an unrealized loss position as of December 31, 2019, and December 31, 2018. The table segregates the securities based on type, noting the fair value, amortized cost and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2019			December 31, 2018
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$2,505	$8,463	$10,968	$7,249	$76,073	$83,322
Amortized cost	2,506	8,494	11,000	7,270	77,037	84,307
Unrealized loss	$(1)	$(31)	$(32)	$(21)	$(964)	$(985)

U.S. agency
Fair value	$6,794	$—	$6,794	$—	$8,843	$8,843
Amortized cost	6,836	—	6,836	—	9,058	9,058
Unrealized loss	$(42)	$—	$(42)	$—	$(215)	$(215)

Non-U.S. government & agency
Fair value	$—	$—	$—	$5,432	$2,207	$7,639
Amortized cost	—	—	—	5,571	2,599	8,170
Unrealized loss	$—	$—	$—	$(139)	$(392)	$(531)

Agency MBS
Fair value	$21,548	$41,718	$63,266	$25,345	$261,325	$286,670
Amortized cost	21,664	42,165	63,829	25,486	270,632	296,118
Unrealized loss	$(116)	$(447)	$(563)	$(141)	$(9,307)	$(9,448)

ABS/CMBS/MBS*
Fair value	$74,968	$18,036	$93,004	$46,918	$32,137	$79,055
Amortized cost	75,332	18,148	93,480	47,146	32,785	79,931
Unrealized loss	$(364)	$(112)	$(476)	$(228)	$(648)	$(876)

Corporate
Fair value	$16,478	$9,348	$25,826	$306,177	$147,751	$453,928
Amortized cost	16,950	9,694	26,644	315,428	154,624	470,052
Unrealized loss	$(472)	$(346)	$(818)	$(9,251)	$(6,873)	$(16,124)

Municipal
Fair value	$47,018	$—	$47,018	$6,036	$55,681	$61,717
Amortized cost	47,740	—	47,740	6,052	56,975	63,027
Unrealized loss	$(722)	$—	$(722)	$(16)	$(1,294)	$(1,310)

Total fixed income
Fair value	$169,311	$77,565	$246,876	$397,157	$584,017	$981,174
Amortized cost	171,028	78,501	249,529	406,953	603,710	1,010,663
Unrealized loss	$(1,717)	$(936)	$(2,653)	$(9,796)	$(19,693)	$(29,489)

*Non-agency asset-backed and commercial mortgage-backed

The fixed income portfolio contained 154 securities in an unrealized loss position as of December 31, 2019. Of these 154 securities, 65 have been in an unrealized loss position for 12 consecutive months or longer and represent $0.9 million in unrealized losses. All fixed income securities continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis of our fixed income securities. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Key factors that we consider in the evaluation of credit quality include:

●	Changes in technology that may impair the earnings potential of the investment,
●	The discontinuance of a segment of business that may affect future earnings potential,
●	Reduction or elimination of dividends,
●	Specific concerns related to the issuer’s industry or geographic area of operation,
●	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and
●	Downgrades in credit quality by a major rating agency.

Based on our analysis, we concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2019 and 2018, but were related to changes in interest rates and other related factors. There were no losses associated with OTTI in 2019. There were $0.2 million and $2.6 million in losses associated with OTTI of securities in 2018 and 2017, respectively, that we no longer had the intent to hold.

Unrealized Gains and Losses on Equity Securities

Net unrealized gains recognized during 2019 on equity securities still held as of December 31, 2019 were $92.8 million. Net unrealized losses recognized during 2018 on equity securities still held as of December 31, 2018 were $28.7 million. Net unrealized gains recognized during 2017 on equity securities still held as of December 31, 2017 were $47.2 million.

Other Invested Assets

We had $70.4 million of other invested assets at December 31, 2019, compared to $51.5 million at the end of 2018. Other invested assets include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $23.3 million at December 31, 2019, compared to $20.3 million at December 31, 2018, and recognized a total tax benefit of $2.5 million during 2019, compared to $2.2 million during 2018 and $2.4 million during 2017. Our unfunded commitment for our LIHTC investments totaled $8.6 million at December 31, 2019 and will be paid out in installments through 2035.

Our investments in private funds totaled $46.0 million at December 31, 2019, compared to $30.3 million at December 31, 2018, and we had $15.5 million of associated unfunded commitments at December 31, 2019. Our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. An initial public offering would allow for the transfer of interest in some situations, while the timed dissolution of the partnership would trigger redemption in others.

Restricted Assets

As of December 31, 2019, $15.5 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. As of and during year ended December 31, 2019, there were no outstanding borrowings with the FHLBC.

As of December 31, 2019, fixed income securities with a carrying value of $69.6 million were on deposit with regulatory authorities as required by law.

3. POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2019	2018	2017
Deferred policy acquisition costs (DAC), beginning of year	$84,934	$77,716	$73,147
Deferred:
Direct commissions	$185,164	$175,697	$157,723
Premium taxes	14,395	12,654	11,651
Ceding commissions	(31,140)	(22,190)	(18,096)
Net deferred	$168,419	$166,161	$151,278
Amortized	168,309	158,943	146,709
DAC, end of year	$85,044	$84,934	$77,716

Policy acquisition costs:
Amortized to expense - DAC	$168,309	$158,943	$146,709
Period costs:
Ceding commission - contingent	(3,034)	(2,241)	(3,575)
Other underwriting expenses	123,422	111,036	109,381
Total policy acquisition costs	$288,697	$267,738	$252,515

4. DEBT

As of December 31, 2019, outstanding debt balances totaled $149.3 million, net of unamortized discount and debt issuance costs, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective-yield basis. The estimated fair value for the senior note was $161.2 million as of December 31, 2019. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a Level 2 liability within the fair value hierarchy.

We paid $7.3 million of interest on our senior notes in each of the last three years. The average rate on debt was 4.91 percent in 2019, 2018 and 2017.

We maintain a revolving line of credit with JP Morgan Chase Bank N.A., which permits the Company to borrow up to an aggregate principal amount of $50.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $75.0 million. This facility has a two-year term that expires on May 24, 2020. As of and during the years ended December 31, 2019, 2018 and 2017, no amounts were outstanding on these facilities.

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

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2019	2018	2017
WRITTEN
Direct	$1,039,955	$934,913	$848,153
Reinsurance assumed	25,047	48,303	37,159
Reinsurance ceded	(204,665)	(160,041)	(135,458)
Net	$860,337	$823,175	$749,854

EARNED
Direct	$981,121	$896,234	$835,118
Reinsurance assumed	40,173	41,926	32,521
Reinsurance ceded	(182,183)	(146,794)	(129,702)
Net	$839,111	$791,366	$737,937

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$521,055	$560,421	$486,986
Reinsurance assumed	21,951	20,376	16,072
Reinsurance ceded	(129,590)	(152,604)	(101,474)
Net	$413,416	$428,193	$401,584

At December 31, 2019, we had unearned reinsurance premiums and recoverables on paid and unpaid losses and settlement expenses totaling $469.2 million, net of collateral. More than 94 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and S&P rating services.

The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2019. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2019.

			Net Reinsurer		Ceded
	AM Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2019	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$68,368	14.6%	$22,536	11.0%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	34,777	7.4%	2,801	1.4%
Endurance Re	A+, Superior	A+, Strong	32,233	6.9%	9,173	4.5%
Aspen UK Ltd.	A, Excellent	A, Strong	31,622	6.7%	8,270	4.0%
Berkley Insurance Co.	A+, Superior	A+, Strong	28,798	6.1%	8,667	4.2%
Renaissance Re	A+, Superior	A+, Strong	25,841	5.5%	15,754	7.7%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	24,758	5.3%	12,491	6.1%
Toa Re	A, Excellent	A+, Strong	23,734	5.1%	7,757	3.8%
Transatlantic Re	A+, Superior	A+, Strong	22,873	4.9%	6,635	3.2%
General Re	A++, Superior	AA+, Very Strong	19,736	4.2%	6,240	3.0%
Liberty Mutual	A, Excellent	A, Strong	19,171	4.1%	6,696	3.3%
All other reinsurers*			137,240	29.2%	97,645	47.8%
Total ceded exposure			$469,151	100.0%	$204,665	100.0%

*All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and SEC filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and S&P ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of the existing allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged. The amounts of allowances for uncollectible amounts on paid and unpaid recoverables were $15.7 million and $9.4 million, respectively, at December 31, 2019. At December 31, 2018, the amounts were $16.1 million and $9.8 million, respectively. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Unpaid losses and LAE at beginning of year:
Gross	$1,461,348	$1,271,503	$1,139,337
Ceded	(364,999)	(301,991)	(288,224)
Net	$1,096,349	$969,512	$851,113

Increase (decrease) in incurred losses and LAE:
Current accident year	$488,700	$478,143	$440,452
Prior accident years	(75,284)	(49,950)	(38,868)
Total incurred	$413,416	$428,193	$401,584

Loss and LAE payments for claims incurred:
Current accident year	$(80,055)	$(76,050)	$(73,392)
Prior accident year	(239,875)	(225,306)	(209,793)
Total paid	$(319,930)	$(301,356)	$(283,185)

Net unpaid losses and LAE at end of year	$1,189,835	$1,096,349	$969,512

Unpaid losses and LAE at end of year:
Gross	$1,574,352	$1,461,348	$1,271,503
Ceded	(384,517)	(364,999)	(301,991)
Net	$1,189,835	$1,096,349	$969,512

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

The following is information about incurred and paid loss development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2019. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2010 to 2018 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$87,875	$96,582	$93,589	$88,820	$85,034	$80,289	$78,685	$78,991	$80,216	$79,656	$1,922	6,128
2011		91,139	98,428	94,145	89,622	86,342	83,181	82,193	82,248	81,579	2,546	5,862
2012			91,807	78,406	65,893	61,072	59,028	59,488	60,328	60,465	2,922	5,179
2013				80,823	67,297	62,882	60,329	60,162	59,556	59,116	4,917	4,307
2014					88,092	79,497	71,592	67,237	66,389	66,702	8,251	4,266
2015						94,835	84,975	83,579	78,675	76,398	14,891	4,362
2016							101,950	96,753	90,611	85,449	24,712	4,240
2017								119,741	111,391	102,583	46,557	4,336
2018									141,513	130,281	79,489	4,490
2019										146,011	119,051	4,193
									Total	$888,240

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$2,587	$13,025	$29,312	$44,051	$55,992	$61,929	$66,399	$69,514	$73,318	$75,007
2011		5,924	17,124	32,978	48,822	60,769	67,358	71,413	74,814	76,318
2012			5,897	14,539	23,889	33,822	43,276	47,970	51,611	54,391
2013				6,334	13,021	22,366	34,786	40,609	45,753	47,783
2014					11,436	18,771	29,545	40,270	47,343	52,387
2015						10,157	19,902	33,020	45,056	54,270
2016							10,142	24,186	35,764	48,042
2017								13,154	25,933	38,783
2018									15,066	32,365
2019										15,698
	* Presented as unaudited required supplementary information.								Total	$495,044
					All outstanding liabilities before 2010, net of reinsurance					10,714
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$403,910

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	10.8%	13.2%	16.3%	17.4%	13.0%	7.9%	5.0%	4.2%	3.3%	2.1%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$29,314	$24,244	$22,111	$18,932	$20,044	$22,044	$21,018	$20,530	$20,527	$20,579	$315	503
2011		26,272	17,148	17,443	18,641	19,160	20,959	21,295	22,032	21,825	625	581
2012			29,042	21,558	21,021	21,885	21,231	22,433	23,020	25,286	1,016	858
2013				39,984	34,824	26,857	25,425	25,599	24,922	25,496	2,220	939
2014					50,889	39,095	35,119	32,274	33,372	33,458	6,322	887
2015						53,672	50,857	47,392	42,840	43,328	10,833	685
2016							56,341	49,385	37,676	33,125	18,457	624
2017								62,863	55,868	48,363	31,333	563
2018									69,362	62,646	51,501	452
2019										88,078	66,592	293
									Total	$402,184

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$7	$6,002	$10,705	$13,282	$15,512	$17,302	$19,175	$19,256	$19,308	$19,390
2011		2,169	5,145	6,981	8,793	10,772	16,494	17,769	20,214	21,036
2012			1,315	3,573	8,843	15,380	16,879	17,747	19,310	21,993
2013				1,060	5,701	10,967	14,545	16,967	17,956	18,524
2014					1,899	4,006	11,002	18,852	22,541	23,376
2015						2,048	10,127	19,571	23,184	28,756
2016							1,068	3,396	7,441	10,054
2017								17	5,679	9,275
2018									2,506	5,823
2019										4,213
	* Presented as unaudited required supplementary information.								Total	$162,440
					All outstanding liabilities before 2010, net of reinsurance					16,409
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$256,153

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.2%	13.2%	16.9%	14.3%	9.9%	8.9%	5.8%	7.4%	2.0%	0.4%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$13,690	$15,556	$9,776	$10,429	$11,689	$10,581	$9,175	$9,024	$8,735	$8,680	$160	502
2011		17,416	17,454	12,260	10,619	8,510	7,720	7,852	11,506	14,031	592	682
2012			27,576	26,144	20,727	19,590	18,022	17,612	17,569	20,785	1,781	803
2013				40,095	41,488	44,054	40,288	38,473	37,959	38,352	2,255	1,042
2014					53,929	55,386	58,152	55,350	51,554	53,841	4,391	1,305
2015						55,006	47,831	42,206	39,906	39,653	6,376	1,336
2016							59,992	67,760	69,493	67,728	16,541	1,506
2017								60,572	62,450	62,714	24,377	1,633
2018									66,128	62,416	37,809	1,381
2019										62,918	50,178	1,411
									Total	$431,118

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$259	$1,548	$2,308	$3,626	$5,733	$5,749	$6,956	$8,485	$8,512	$8,515
2011		330	1,949	4,508	5,947	5,637	6,209	6,835	7,132	7,239
2012			433	4,086	6,898	9,218	10,968	14,378	15,621	16,450
2013				792	7,073	18,425	26,121	29,678	32,789	34,535
2014					1,705	9,775	27,923	35,755	40,080	44,127
2015						2,215	10,738	16,774	20,920	28,795
2016							2,060	14,558	27,465	39,370
2017								2,455	11,350	22,728
2018									1,964	11,965
2019										1,839
	* Presented as unaudited required supplementary information.								Total	$215,563
					All outstanding liabilities before 2010, net of reinsurance					2,399
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$217,954

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.1%	16.2%	19.5%	14.2%	11.3%	7.3%	7.2%	7.9%	0.5%	0.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$27,239	$23,390	$24,912	$25,593	$23,981	$23,625	$23,701	$23,786	$23,776	$23,860	$23	2,843
2011		22,957	23,479	25,747	25,272	25,431	25,376	25,167	25,614	25,827	41	2,469
2012			21,452	22,203	22,924	23,511	23,689	23,620	23,305	23,731	47	2,285
2013				32,742	32,853	32,989	37,673	38,811	39,974	39,309	140	2,853
2014					38,361	33,015	36,452	38,590	40,202	40,508	458	3,099
2015						38,561	46,258	47,021	46,395	45,162	1,574	3,183
2016							50,430	53,519	54,105	52,277	4,241	3,935
2017								55,640	53,641	45,017	7,476	3,625
2018									57,597	54,592	24,385	3,376
2019										58,297	17,932	3,082
									Total	$408,580

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$6,296	$10,116	$15,475	$20,045	$21,792	$23,063	$23,488	$23,533	$23,556	$23,635
2011		5,295	9,485	14,477	19,443	22,375	23,537	23,941	24,377	25,052
2012			4,466	8,533	12,394	17,318	20,931	22,566	22,730	23,180
2013				5,306	11,978	19,761	28,220	33,480	35,923	37,327
2014					7,125	13,933	19,676	27,457	33,190	38,282
2015						6,984	20,709	29,554	37,222	39,339
2016							8,923	18,354	30,354	38,001
2017								7,979	17,070	24,090
2018									6,980	12,827
2019										7,148
	* Presented as unaudited required supplementary information.								Total	$268,881
					All outstanding liabilities before 2010, net of reinsurance					252
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$139,951

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	17.2%	18.1%	18.8%	18.8%	11.0%	7.1%	1.9%	1.3%	1.4%	0.3%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$63,194	$59,145	$55,427	$53,937	$54,153	$52,927	$52,964	$52,952	$52,903	$52,548	$10	2,850
2011		70,246	66,924	64,976	63,724	62,770	62,570	62,456	62,875	62,799	65	3,028
2012			85,485	80,155	79,181	77,569	79,175	78,125	78,161	78,002	97	2,640
2013				63,864	62,090	62,173	62,114	61,914	61,834	61,776	183	2,995
2014					56,587	49,441	48,801	48,761	49,217	49,444	158	4,561
2015						59,863	56,103	53,958	52,720	53,111	403	4,075
2016							62,900	55,594	55,384	55,930	1,418	3,371
2017								90,803	83,273	84,961	5,861	2,883
2018									89,091	83,457	10,867	2,321
2019										71,232	27,090	2,098
									Total	$653,260

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$25,274	$43,091	$47,743	$50,055	$52,729	$52,426	$52,719	$52,851	$52,855	$52,538
2011		27,676	48,756	55,778	59,099	60,272	61,428	61,834	62,729	62,730
2012			39,074	66,509	72,057	73,705	75,640	76,152	77,159	77,323
2013				32,208	50,840	57,407	59,259	60,520	61,195	61,325
2014					30,550	43,380	46,148	46,528	47,799	49,027
2015						32,184	49,348	50,197	51,290	52,078
2016							33,134	46,921	51,371	53,006
2017								41,314	66,818	74,415
2018									37,048	68,264
2019										30,703
	* Presented as unaudited required supplementary information.								Total	$581,409
					All outstanding liabilities before 2010, net of reinsurance					114
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$71,965

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	51.2%	31.5%	7.7%	2.9%	2.6%	1.1%	0.7%	0.6%	0.0%	(0.6)%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR	Claims
2010	$13,961	$8,205	$6,630	$7,076	$6,810	$7,136	$7,645	$6,244	$6,580	$6,743	$47	1,543
2011		13,842	17,832	17,792	17,321	16,766	16,695	16,480	18,281	18,293	35	1,679
2012			17,114	11,452	8,667	8,180	7,867	7,471	7,099	7,082	38	1,474
2013				16,080	7,516	6,170	5,399	5,271	5,231	5,209	65	1,406
2014					16,450	8,106	5,225	4,427	4,267	4,319	67	1,346
2015						16,958	12,957	11,113	10,456	9,792	384	1,217
2016							18,928	11,062	9,351	8,895	742	1,359
2017								16,127	8,641	8,798	1,469	1,645
2018									16,765	7,227	3,965	1,157
2019										14,785	14,035	607
									Total	$91,143

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
				For the Years Ended December 31,
AY	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$1,724	$3,205	$5,702	$7,092	$7,151	$7,285	$7,822	$6,663	$6,637	$6,733
2011		8,160	16,932	17,151	17,403	17,212	17,086	17,086	17,013	18,251
2012			1,883	6,680	6,726	7,416	7,536	7,406	7,065	6,996
2013				1,116	2,856	4,701	4,911	5,098	5,150	5,128
2014					722	4,283	4,166	4,059	4,131	4,234
2015						3,192	6,719	7,695	9,436	9,183
2016							3,087	5,817	6,299	7,640
2017								979	2,862	7,062
2018									1,835	2,588
2019										336
	* Presented as unaudited required supplementary information.								Total	$68,151
					All outstanding liabilities before 2010, net of reinsurance					1,996
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$24,988

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	24.1%	39.1%	16.8%	9.4%	0.7%	0.6%	0.7%	(6.2)%	3.2%	1.4%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

Reconciliation of Incurred and Paid Loss Development to the Liability for Unpaid Losses and Settlement Expenses
(in thousands)	December 31, 2019	December 31, 2018
Net outstanding liabilities:
Casualty - Primary Occurrence	$403,910	$372,450
Casualty - Excess Occurrence	256,153	209,683
Casualty - Claims Made	217,954	204,501
Casualty - Transportation	139,951	133,558
Property	71,965	77,238
Surety	24,988	28,237
Unallocated loss adjustment expenses	52,275	50,891
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	9,402	9,793
Other	13,237	9,998
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,189,835	$1,096,349

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$31,122	$34,742
Casualty - Excess Occurrence	98,518	81,072
Casualty - Claims Made	176,936	144,921
Casualty - Transportation	53,724	50,748
Property	21,438	50,495
Surety	11,199	11,834
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(9,402)	(9,793)
Other	982	980
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$384,517	$364,999

Total gross liability for unpaid loss and settlement expenses	$1,574,352	$1,461,348

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2019, 2018 and 2017:

(FAVORABLE)/UNFAVORABLE RESERVE DEVELOPMENT BY SEGMENT
(in thousands)	2019	2018	2017
Casualty	$(62,497)	$(33,252)	$(17,462)
Property	(4,461)	(10,813)	(12,134)
Surety	(8,326)	(5,885)	(9,272)
Total	$(75,284)	$(49,950)	$(38,868)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2019. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2019. The casualty segment contributed $62.5 million in favorable development, inclusive of unallocated loss and adjustment expenses (ULAE), which is excluded from the incurred loss and loss adjustment expense tables above. Accident years 2017 and 2018 contributed the majority of the favorable development, with earlier years developing favorably in aggregate to a lesser extent. Risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $11.8 million to our favorable development. Small commercial products were favorable by $6.3 million. Within the excess occurrence grouping, commercial excess was favorable by $6.8 million and our personal umbrella product developed favorably by $7.8 million. Within the claims made grouping, professional services coverages developed favorably by $10.2 million, which was offset by adverse development of $7.3 million on executive products and $2.3 million on medical professional liability coverages. Transportation experienced favorable development of $16.6 million, primarily on accident years 2016 through 2018.

Marine contributed $2.4 million of the $4.5 million total favorable property development, inclusive of ULAE. Accident years 2017 and 2018 contributed to the marine products’ favorable development. Homeowners contributed $1.1 million of favorable development with other commercial property insurance and assumed reinsurance products contributing the balance.

The surety segment experienced favorable development of $8.3 million, inclusive of ULAE. The majority of the favorable development was from accident year 2018, while earlier accident years developed slightly adversely. The commercial surety product was the main contributor with favorable development of $5.8 million. Contract surety had favorable development of $4.2 million, which offset $1.7 million of adverse development on miscellaneous surety.

2018. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2018. Development from the casualty segment totaled $33.3 million, inclusive of ULAE. The largest amounts of favorable development came from accident years 2015 through 2017. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in most lines outperforming our long-term expectations. Further, we believe our underwriters’ risk selection contributed to the Company experiencing less loss cost inflation than originally anticipated. The primary occurrence grouping had favorable development of $15.6 million, driven by our general liability product with $6.7 million of favorable development. The excess occurrence grouping had favorable development of $21.4 million, with commercial insureds contributing $10.8 million and personal insureds contributing the remainder. Claims made exposures had adverse development of $3.9 million driven by medical errors and omissions coverages. Transportation had $0.5 million of favorable development.

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

The surety segment experienced $5.9 million of favorable development, inclusive of ULAE. The majority of the favorable development came from the 2017 accident year, which served to offset the unfavorable development from accident years 2011 and 2016. Commercial surety contributed favorable development of $6.3 million. Miscellaneous surety experienced adverse development totaling $0.8 million.

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

The surety segment experienced favorable development of $9.3 million, inclusive of ULAE. The majority of the favorable development was from accident year 2016. Commercial and contract surety products were the main contributors with favorable development of $5.0 million and $4.4 million, respectively. Miscellaneous surety had unfavorable development of $0.1 million.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial excess and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Loss and LAE Payments (Cumulative):
Gross	$137,485	$136,043	$132,883
Ceded	(68,849)	(68,638)	(67,507)
Net	$68,636	$67,405	$65,376

Unpaid Losses and LAE at End of Year:
Gross	$22,616	$24,262	$28,042
Ceded	(5,149)	(5,373)	(5,715)
Net	$17,467	$18,889	$22,327

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

During 2019, inception to date incurred environmental, asbestos and mass tort losses did not develop materially.

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

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized below. The adoption of ASU 2016-02, as described in note 1.C., required a right-of-use asset and lease liability be recognized for operating leases in 2019, which resulted in a corresponding deferred tax liability and deferred tax asset.

(in thousands)	2019	2018
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$19,143	$18,327
Unearned premium offset	18,755	17,864
Deferred compensation	2,981	2,700
Stock option expense	2,728	2,702
Lease liability	5,140	—
Other	275	616
Deferred tax assets before allowance	$49,022	$42,209
Less valuation allowance	—	—
Total deferred tax assets	$49,022	$42,209

Deferred tax liabilities:
Net unrealized appreciation of securities	$56,532	$22,177
Deferred policy acquisition costs	17,859	17,836
Lease asset	4,690	—
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	3,817	5,203
Book/tax depreciation	3,008	3,133
Intangible assets	1,634	1,711
Undistributed earnings of unconsolidated investees	17,673	15,811
Other	536	576
Total deferred tax liabilities	$105,749	$66,447
Net deferred tax liability	$(56,727)	$(24,238)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2019, 2018 and 2017, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent, 21 percent and 35 percent, respectively, to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2019		2018		2017
Provision for income taxes at the statutory federal tax rates	$48,874	21.0%	$14,192	21.0%	$29,606	35.0%
Increase (reduction) in taxes resulting from:
Enactment of TCJA	—	—%	(2,268)	(3.4)%	(32,821)	(38.8)%
Excess tax benefit on share-based compensation	(3,958)	(1.7)%	(4,533)	(6.7)%	(5,798)	(6.9)%
Dividends received deduction	(823)	(0.4)%	(775)	(1.1)%	(2,025)	(2.4)%
ESOP dividends paid deduction	(1,122)	(0.5)%	(1,184)	(1.8)%	(2,905)	(3.4)%
Tax-exempt interest income	(1,238)	(0.5)%	(1,795)	(2.7)%	(4,671)	(5.5)%
Unconsolidated investee dividends	(1,802)	(0.8)%	—	—%	(1,351)	(1.6)%
Nondeductible expenses	1,649	0.7%	389	0.6%	276	0.3%
Other items, net	(488)	(0.1)%	(624)	(0.9)%	(750)	(0.9)%
Total	$41,092	17.7%	$3,402	5.0%	$(20,439)	(24.2)%

Our effective tax rates were 17.7 percent, 5.0 percent and -24.2 percent for 2019, 2018 and 2017, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2019 primarily due to higher levels of pretax earnings, which caused the tax-favored adjustments to be smaller on a percentage basis in 2019 compared to 2018. The effective rate was significantly lower in 2017 as a result of the impact of tax reform.

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

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the recently revised corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $13.2 million dividend from Maui Jim in 2019 and recognized a $1.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends (7.4 percent in 2019), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. In the fourth quarter of 2017, Maui Jim gave notification that a $9.9 million dividend would be paid in January 2018. Even though no dividend was received in 2017, we were aware that the lower tax rate applicable to affiliated dividends (7.4 percent in 2018) would be applied when the dividend was paid in 2018 and we therefore recorded a $1.4 million tax benefit in 2017. Standing alone, the dividends resulted in a 0.8 percent and 1.6 percent reduction to the 2019 and 2017 effective tax rates, respectively. As no additional dividends were declared from unconsolidated investees in 2018, there was no impact to the 2018 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2019, 2018 and 2017 resulted in tax benefits of $1.1 million, $1.2 million and $2.9 million, respectively. These tax benefits reduced the effective tax rate for 2019, 2018 and 2017 by 0.5 percent, 1.8 percent and 3.4 percent, respectively.

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

Federal and state income taxes paid in 2019, 2018 and 2017 amounted to $25.6 million, $16.4 million and $10.4 million, respectively.

Although we are not currently under audit by the IRS, tax years 2016 through 2019 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $15.7 million, $8.8 million and $12.5 million for 2019, 2018 and 2017, respectively.

During 2019, the ESOP purchased 60,768 shares of RLI Corp. stock on the open market at an average price of $69.99 ($4.3 million) relating to the contribution for plan year 2018. Shares held by the ESOP as of December 31, 2019, totaled

2,758,290 and are treated as outstanding in computing our earnings per share. During 2018, the ESOP purchased 98,717 shares of RLI Corp. stock on the open market at an average price of $62.80 ($6.2 million) relating to the contribution for plan year 2017. During 2017, the ESOP purchased 124,186 shares of RLI Corp. stock on the open market at an average price of $58.02 ($7.2 million) relating to the contribution for plan year 2016. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $30.1 million, $11.9 million and $19.7 million for 2019, 2018 and 2017, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which our shares are purchased. The employer stock in the plan is classified and accounted for as equity, in a manner consistent with the accounting for treasury stock.

In 2019, the trusts purchased 6,569 shares of our common stock on the open market at an average price of $81.77 ($0.5 million). In 2018, the trusts purchased 7,049 shares of our common stock on the open market at an average price of $68.36 ($0.5 million). In 2017, the trusts purchased 7,464 shares of our common stock on the open market at an average price of $58.66 ($0.4 million). At December 31, 2019, the trusts’ assets were valued at $44.5 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,282,460 awards under the 2015 LTIP, including 378,830 in 2019.

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

The following tables summarize option activity in 2019, 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	356,900	$82.63
Options exercised	(533,940)	$45.96		$20,033
Options canceled/forfeited	(120,550)	$60.48
Outstanding options at December 31, 2019	1,667,290	$62.52	5.20	$46,051
Exercisable options at December 31, 2019	642,365	$53.93	3.80	$23,197

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2018	2,257,015	$46.80
Options granted	432,000	$64.91
Options exercised	(705,785)	$36.81		$24,304
Options canceled/forfeited	(18,350)	$60.84
Outstanding options at December 31, 2018	1,964,880	$54.24	5.25	$29,317
Exercisable options at December 31, 2018	724,730	$46.62	3.79	$16,212

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2017	2,207,110	$40.90
Options granted	482,375	$57.12
Options exercised	(390,870)	$26.07		$12,779
Options canceled/forfeited	(41,600)	$48.30
Outstanding options at December 31, 2017	2,257,015	$46.80	4.88	$32,620
Exercisable options at December 31, 2017	975,055	$38.66	3.25	$21,780

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when granted, the approach allows for a more even expense distribution throughout the year.

In 2019, 356,900 options were granted with an average exercise price of $82.63 and an average fair value of $13.49. Of these grants, 251,400 were granted at the board meeting in May with a calculated fair value of $13.65. We recognized $4.5 million of expense during 2019 related to options vesting. Since options granted under our plan are non-qualified, we recorded a deferred tax benefit of $0.9 million related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.8 million, which will be recognized over the remainder of the vesting period.

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

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2019		2018		2017
Weighted-average fair value of grants	$13.49		$10.58		$8.00
Risk-free interest rates	2.26%		2.72%		1.90%
Dividend yield	2.69%		2.98%		3.60%
Expected volatility	22.71%		22.87%		22.95%
Expected option life	4.96	years	5.07	years	5.05	years

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

As of December 31, 2019, 45,350 RSUs have been granted to employees under the 2015 LTIP, including 15,275 during 2019, and 43,681 remain outstanding. We recognized $0.9 million, $0.6 million and $0.4 million of expense on these units during 2019, 2018 and 2017, respectively. Total unrecognized compensation expense relating to outstanding and unvested employee RSUs was $0.9 million, which will be recognized over the remainder of the vesting period.

In 2019 and 2018, each outside director received RSUs with a fair value of $50,000 on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of December 31, 2019, 15,085 RSUs were granted to directors under the 2015 LTIP, including 6,655 in 2019, and 6,162 director RSUs remain outstanding. We recognized $0.6 million and $0.3 million of compensation expense on these units during 2019 and 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was $0.2 million, which will be recognized over the remainder of the vesting period.

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

The NAIC has risk based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2019, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $191.0 million, $170.9 million and $157.7 million as of December 31, 2019, 2018 and 2017, respectively, compared to actual statutory capital and surplus of $1,029.7 million, $829.8 million and $864.6 million, respectively, for these same periods.

Year-end statutory surplus for 2019 presented in the table below includes $190.9 million of RLI Corp. stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $132.8 million and $106.9 million in 2018 and 2017, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2019	2018	2017
Consolidated net income, statutory basis	$129,625	$135,791	$72,889
Consolidated surplus, statutory basis	$1,029,671	$829,775	$864,554

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2019, our holding company had $995.4 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $45.9 million in liquid assets, which would cover nine months of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2019, 2018 and 2017, our principal insurance subsidiary paid ordinary dividends totaling $59.0 million, $13.0 million and $107.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2018, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2019 or 2017. As of December 31, 2019, $65.3 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

10. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

We are party to numerous claims, losses and litigation matters that arise in the normal course of our business. Many of such claims, losses or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses will not have a material adverse effect on our financial condition, results of operations or cash flows. We are also involved in various other legal proceedings and litigation unrelated to our insurance business that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

COMMITMENTS

As of December 31, 2019, we had $15.5 million of unfunded commitments related to our investments in private funds and $8.6 million of unfunded commitments related to our low income housing tax credit investments. See note 2 for more information on these investments.

11. LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and forward. See note 1.C. for more information on the adoption of the ASU. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Collateralized advance rates from an existing borrowing facility are obtained at the commencement date of each lease and serve as our incremental borrowing rate to determine the present value of future payments. Lease agreements may include options to extend or terminate. The options are exercised at our discretion and are included in operating lease liabilities if it is reasonably certain the option will be exercised. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining terms of one to 15 years. Expenses associated with leases totaled $6.9 million in 2018 and $6.8 million in 2017. The components of lease expense and other lease information as of and during the year ended December 31, 2019 are as follows:

(in thousands)	2019
Operating lease cost	$5,772

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,711

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,388

Reduction to right-of-use assets resulting from reduction to lease liabilities	$1,279

(in thousands)	2019
Operating lease right-of-use assets	$22,335

Operating lease liabilities	$24,475

Weighted-average remaining lease term - operating leases	4.69	years

Weighted-average discount rate - operating leases	2.33%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 and 2018 were as follows:

(in thousands)	2019	(in thousands)	2018
2020	$5,983	2019	$5,911
2021	5,968	2020	6,019
2022	5,904	2021	5,924
2023	4,386	2022	5,884
2024	2,334	2023	4,459
Thereafter	1,366	Thereafter	3,968
Total future minimum lease payments	$25,941	Total future minimum lease payments	$32,165
Less imputed interest	(1,466)
Total operating lease liability	$24,475

12. OPERATING SEGMENT INFORMATION

The segments of our insurance operations include casualty, property and surety. The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and executive products coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also assume a limited amount of hard-to-place risks through a quota share reinsurance agreement. We provided medical and healthcare professional liability coverage in the excess and surplus market, but exited these businesses on a runoff basis in 2019. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

The surety segment specializes in writing small to large-sized commercial and contract surety coverages, including payment and performance bonds. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt, other director and shareholder relations costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We own 40 percent of Maui Jim, a privately-held company which operates in the sunglass and optical goods industries, and 23 percent of Prime Holdings Insurance Services, Inc., a privately-held insurance company which specializes in hard-to-place risks. Our investment in Maui Jim, which is carried at the holding company, is unrelated to our core insurance operations.

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

REVENUES
(in thousands)	2019	2018	2017
Casualty	$558,458	$523,472	$478,603
Property	164,022	149,261	138,346
Surety	116,631	118,633	120,988
Net premiums earned	$839,111	$791,366	$737,937
Net investment income	68,870	62,085	54,876
Net realized gains	17,520	63,407	4,411
Net unrealized gains (losses) on equity securities	78,090	(98,735)	—
Total	$1,003,591	$818,123	$797,224

INSURANCE EXPENSES
(in thousands)	2019	2018	2017
Loss and settlement expenses:
Casualty	$330,156	$329,763	$305,679
Property	73,614	83,822	85,027
Surety	9,646	14,608	10,878
Total loss and settlement expenses	$413,416	$428,193	$401,584

Policy acquisition costs:
Casualty	$166,499	$151,007	$136,135
Property	55,986	51,830	51,070
Surety	66,212	64,901	65,310
Total policy acquisition costs	$288,697	$267,738	$252,515

Other insurance expenses:
Casualty	$41,202	$31,562	$32,885
Property	16,279	12,725	14,108
Surety	11,949	9,516	10,001
Total other insurance expenses	$69,430	$53,803	$56,994
Total	$771,543	$749,734	$711,093

NET EARNINGS (LOSSES)
(in thousands)	2019	2018	2017
Casualty	$20,601	$11,140	$3,904
Property	18,143	884	(11,859)
Surety	28,824	29,608	34,799
Net underwriting income	$67,568	$41,632	$26,844
Net investment income	68,870	62,085	54,876
Net realized gains	17,520	63,407	4,411
Net unrealized gains (losses) on equity securities	78,090	(98,735)	—
General corporate expense and interest on debt	(20,274)	(16,864)	(18,766)
Equity in earnings of unconsolidated investees	20,960	16,056	17,224
Total earnings before incomes taxes	$232,734	$67,581	$84,589
Income tax expense (benefit)	$41,092	$3,402	$(20,439)
Total	$191,642	$64,179	$105,028

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED	Year ended December 31,
(in thousands)	2019	2018	2017
CASUALTY
Commercial excess and personal umbrella	$140,483	$124,350	$115,543
General liability	98,880	93,928	90,283
Commercial transportation	83,213	81,053	78,061
Professional services	81,329	79,951	78,508
Small commercial	55,701	51,519	49,601
Executive products	27,088	21,326	18,086
Other casualty	71,764	71,345	48,521
Total	$558,458	$523,472	$478,603

PROPERTY
Marine	$74,887	$59,795	$50,931
Commercial property	68,310	71,501	63,117
Specialty personal	19,316	16,901	20,793
Other property	1,509	1,064	3,505
Total	$164,022	$149,261	$138,346

SURETY
Miscellaneous	$44,721	$46,968	$47,237
Commercial	43,553	43,469	45,178
Contract	28,357	28,196	28,573
Total	$116,631	$118,633	$120,988
Grand total	$839,111	$791,366	$737,937

13. UNAUDITED INTERIM FINANCIAL INFORMATION

Select unaudited quarterly information is as follows:

(in thousands, except per share data)	First	Second	Third	Fourth	Year
2019
Net premiums earned	$204,689	$207,541	$211,255	$215,626	$839,111
Net investment income	16,565	16,998	17,532	17,775	68,870
Net realized gains	9,068	4,764	3,211	477	17,520
Net unrealized gains (losses) on equity securities	33,498	8,810	4,906	30,876	78,090
Earnings (losses) before income taxes	81,741	48,828	38,947	63,218	232,734
Net earnings (loss)	65,473	40,467	32,324	53,378	191,642
Basic earnings per share(1)	$1.47	$0.91	$0.72	$1.19	$4.28
Diluted earnings per share(1)	$1.46	$0.89	$0.71	$1.18	$4.23
2018
Net premiums earned	$190,027	$196,522	$200,815	$204,002	$791,366
Net investment income	14,232	14,577	16,314	16,962	62,085
Net realized gains	8,404	20,849	18,647	15,507	63,407
Net unrealized gains (losses) on equity securities	(26,772)	(12,611)	4,848	(64,200)	(98,735)
Earnings (losses) before income taxes	14,378	39,562	46,349	(32,708)	67,581
Net earnings (loss)	12,216	33,251	39,372	(20,660)	64,179
Basic earnings per share(1)	$0.28	$0.75	$0.89	$(0.46)	$1.45
Diluted earnings per share(1)	$0.27	$0.74	$0.88	$(0.46)	$1.43
(1)	Since the weighted-average shares for the quarters are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RLI Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity investments with the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the estimate of unpaid losses and settlement expenses

As discussed in Notes 1 and 6 to the consolidated financial statements, the liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. The unpaid losses and settlement expenses as of December 31, 2019 was $1.6 billion.

We identified the assessment of the Company’s estimate of unpaid losses and settlement expenses as a critical audit matter. Specialized actuarial skills and knowledge were required to assess the methodologies and assumptions used to estimate unpaid losses and settlement expenses. The assumptions used by the Company to estimate unpaid losses and settlement expenses included expected loss ratios, loss development patterns, qualitative factors, and the weighting of actuarial methodologies. These assumptions included a range of potential inputs and changes to these assumptions could affect the estimate of unpaid losses and settlement expenses recorded by the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate unpaid losses and settlement expenses, including methodologies and assumptions used to derive the actuarial central estimate and the Company’s best estimate of unpaid losses and settlement expenses. We also involved an actuarial professional with specialized skills and knowledge, who assisted in:

●	Comparing the Company’s actuarial methodologies and assumptions used to generally accepted actuarial standards;
●	Evaluating certain assumptions used by the Company, including expected loss ratios, loss development patterns, internal and external qualitative factors, and weighting of actuarial methodologies, by comparing to the Company’s trends and data and industry trends and data;
●	Performing independent actuarial analyses of unpaid losses and settlement expenses for certain lines of business;
●	Examining the Company’s internal actuarial analyses and assumptions for certain other lines of business;
●	Developing an independent range of unpaid losses and settlement expenses in order to evaluate the Company’s recorded unpaid losses and settlement expenses in comparison to the range; and
●	Assessing the year-over-year movements of the Company’s recorded unpaid losses and settlement expenses within the independently developed range of unpaid losses and settlement expenses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

Chicago, Illinois
February 21, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 21, 2019, Deloitte & Touche LLP (Deloitte) was engaged as the new independent registered public accounting firm of RLI Corp. (the Company) to perform independent audit services for the Company for the fiscal year ending December 31, 2020. Deloitte’s engagement was approved by the Audit Committee of the Company’s Board of Directors.

The appointment of Deloitte was the result of a competitive request for proposal process undertaken by the Audit Committee. KPMG LLP (KPMG) continued as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019.

KPMG’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. KPMG LLP's report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 contained a separate paragraph stating that "As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity investments with the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018.”

During the fiscal years ended December 31, 2019 and December 31, 2018, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided KPMG with a copy of the Form 8-K filed on August 21, 2019 and requested that KPMG provide the Company with a letter addressed to the Securities and Exchange Commission stating KPMG agreed with the information contained therein. A copy of KPMG’s letter, dated August 21, 2019, is incorporated by reference as Exhibit 16.1 to this report.

During the fiscal years ended December 31, 2019 and December 31, 2018, neither the Company, nor any party on behalf of the Company, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 101 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information – None.

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2020, and the information under the following captions is included in such incorporation by reference: “Share Ownership of Certain Beneficial Owners,” “Board Meetings and Compensation,” “Compensation Discussion & Analysis,” “Executive Compensation,” “Equity Compensation Plan Information,” “Executive Management,” “Corporate Governance and Board Matters,” “Audit Committee Report” and “Proposal four: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 115-116.

(b)	Exhibits. See Exhibit Index on pages 115-116.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 105.

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2019

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$186,699	$193,661	$193,661
U.S. agency	36,535	38,855	38,855
Non-U.S. government & agency	7,333	7,628	7,628
Agency MBS	411,808	420,165	420,165
ABS/CMBS/MBS*	222,832	224,870	224,870
Corporate	659,640	692,067	692,067
Municipal	390,431	405,840	405,840
Total available-for-sale	$1,915,278	$1,983,086	$1,983,086
Total fixed maturities	$1,915,278	$1,983,086	$1,983,086

Equity securities:
Common stock:
Ind Misc and all other	$139,588	$250,831	$250,831
ETFs (Ind/misc)	122,543	209,799	209,799
Total equity securities	$262,131	$460,630	$460,630
Cash and short-term investments	46,203	46,203	46,203
Other invested assets	70,725	70,441	70,441
Total investments and cash	$2,294,337	$2,560,360	$2,560,360

*Non-agency asset-backed and commercial mortgage-backed

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 101 of this report.

(1)Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2019	2018
Assets
Cash	$350	$3,214
Investments in subsidiaries	1,034,679	828,806
Investments in unconsolidated investee	79,597	79,521
Fixed income:
Available-for-sale, at fair value (amortized cost - $42,747 in 2019 and $58,812 in 2018)	45,538	59,878
Property and equipment, at cost, net of accumulated depreciation of $1,562 in 2019 and $1,494 in 2018	1,846	1,914
Income taxes receivable - current	842	—
Other assets	400	547
Total assets	$1,163,252	$973,880

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable, affiliates	$1,310	$130
Income taxes payable - current	—	32
Income taxes - deferred	14,578	15,081
Bonds payable, long-term debt	149,302	149,115
Interest payable, long-term debt	2,153	2,153
Other liabilities	521	527
Total liabilities	$167,864	$167,038

Shareholders’ equity:
Common stock ($0.01 par value 100,000,000 share authorized)
(67,799,229 shares issued and 44,869,015 shares outstanding in 2019)
(67,434,257 shares issued and 44,504,043 shares outstanding in 2018)	$678	$674
Paid-in capital	321,190	305,660
Accumulated other comprehensive earnings, net of tax	52,473	(14,572)
Retained earnings	1,014,046	908,079
Deferred compensation	7,980	8,354
Treasury stock, at cost (22,930,214 shares in 2019 and 2018)	(400,979)	(401,353)
Total shareholders’ equity	$995,388	$806,842
Total liabilities and shareholders’ equity	$1,163,252	$973,880

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2019	2018	2017
Net investment income	$1,656	$648	$647
Net realized gains (losses)	463	(142)	(36)
Equity in earnings of unconsolidated investee	13,592	12,471	14,436
Selling, general and administrative expenses	(12,686)	(9,427)	(11,340)
Interest expense on debt	(7,588)	(7,437)	(7,426)
Loss before income taxes	$(4,563)	$(3,887)	$(3,719)
Income tax benefit	(4,989)	(2,359)	(16,601)
Net earnings (loss) before equity in net earnings of subsidiaries	$426	$(1,528)	$12,882
Equity in net earnings of subsidiaries	191,216	65,707	92,146
Net earnings	$191,642	$64,179	$105,028
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$1,727	$710	$21
Less: reclassification adjustment for (gains) losses included in net earnings	(365)	112	6
Other comprehensive earnings - parent only	$1,362	$822	$27
Equity in other comprehensive earnings (loss) of subsidiaries/investees	65,683	(34,819)	35,282
Other comprehensive earnings (loss)	$67,045	$(33,997)	$35,309
Comprehensive earnings	$258,687	$30,182	$140,337

See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2019	2018	2017
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$426	$(1,528)	$12,882
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(463)	142	36
Depreciation	68	68	77
Other items, net	2,487	(471)	595
Change in:
Affiliate balances receivable/payable	1,180	1,187	(930)
Federal income taxes	(1,673)	3,430	(6,874)
Changes in investment in unconsolidated investee:
Undistributed earnings	(13,592)	(12,471)	(14,436)
Dividends received	13,200	9,900	—
Net cash provided by (used in) operating activities	$1,633	$257	$(8,650)
Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(2,507)	$(73,812)	$(5,773)
Sale of:
Fixed income, available-for-sale	14,273	12,056	24,771
Property and equipment	—	—	128
Call or maturity of:
Fixed income, available-for-sale	29,501	75,662	3,499
Net proceeds from sale (purchase) of short-term investments	—	70	(47)
Cash dividends received-subsidiaries	34,003	73,363	107,000
Net cash provided by investing activities	$75,270	$87,339	$129,578
Cash flows from financing activities
Proceeds from stock option exercises	$9,490	$6,076	$3,502
Cash dividends paid	(93,315)	(90,662)	(124,247)
Other	4,058	—	—
Net cash used in financing activities	$(79,767)	$(84,586)	$(120,745)
Net increase (decrease) in cash	$(2,864)	$3,010	$183
Cash at beginning of year	3,214	204	21
Cash at end of year	$350	$3,214	$204

Interest paid on outstanding debt amounted to $7.3 million for 2019, 2018 and 2017, respectively. See Notes to Consolidated Financial Statements. See also the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2019, 2018 and 2017

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2019

Casualty segment	$47,805	$1,435,619	$354,118	$558,458	$392,653
Property segment	17,057	100,000	116,624	164,022	78,075
Surety segment	20,182	38,733	69,471	116,631	17,972

RLI Insurance Group	$85,044	$1,574,352	$540,213	$839,111	$488,700

Year ended December 31, 2018

Casualty segment	$50,040	$1,283,204	$330,836	$523,472	$363,015
Property segment	14,090	134,822	93,032	149,261	94,635
Surety segment	20,804	43,322	72,637	118,633	20,493

RLI Insurance Group	$84,934	$1,461,348	$496,505	$791,366	$478,143

Year ended December 31, 2017

Casualty segment	$44,358	$1,127,787	$296,751	$478,603	$323,141
Property segment	13,029	107,304	84,010	138,346	97,161
Surety segment	20,329	36,412	70,688	120,988	20,150

RLI Insurance Group	$77,716	$1,271,503	$451,449	$737,937	$440,452

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2019, 2018 and 2017

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2019

Casualty segment	$(62,497)	$166,499	$41,202	$564,979
Property segment	(4,461)	55,986	16,279	181,974
Surety segment	(8,326)	66,212	11,949	113,384

RLI Insurance Group	$(75,284)	$288,697	$69,430	$860,337

Year ended December 31, 2018

Casualty segment	$(33,252)	$151,007	$31,562	$547,177
Property segment	(10,813)	51,830	12,725	155,601
Surety segment	(5,885)	64,901	9,516	120,397

RLI Insurance Group	$(49,950)	$267,738	$53,803	$823,175

Year ended December 31, 2017

Casualty segment	$(17,462)	$136,135	$32,885	$494,649
Property segment	(12,134)	51,070	14,108	137,031
Surety segment	(9,272)	65,310	10,001	118,174

RLI Insurance Group	$(38,868)	$252,515	$56,994	$749,854

See the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2019, 2018 and 2017

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2019

Casualty segment	$641,159	$122,452	$39,751	$558,458	7.1%
Property segment	217,657	53,810	175	164,022	0.1%
Surety segment	122,305	5,921	247	116,631	0.2%

RLI Insurance Group premiums earned	$981,121	$182,183	$40,173	$839,111	4.8%

2018

Casualty segment	$578,643	$96,639	$41,468	$523,472	7.9%
Property segment	193,855	44,634	40	149,261	0.0%
Surety segment	123,736	5,521	418	118,633	0.4%

RLI Insurance Group premiums earned	$896,234	$146,794	$41,926	$791,366	5.3%

2017

Casualty segment	$536,085	$86,190	$28,708	$478,603	6.0%
Property segment	172,668	37,607	3,285	138,346	2.4%
Surety segment	126,365	5,905	528	120,988	0.4%

RLI Insurance Group premiums earned	$835,118	$129,702	$32,521	$737,937	4.4%

See the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2019, 2018 and 2017

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period

2019 Allowance for uncollectible reinsurance	$25,911	$(647)	$(198)	$25,066

2018 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

2017 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

See the accompanying report of independent registered public accounting firm on page 101 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2019, 2018 and 2017

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income

2019	$85,044	$1,574,352	$540,213	$839,111	$68,870
2018	$84,934	$1,461,348	$496,505	$791,366	$62,085
2017	$77,716	$1,271,503	$451,449	$737,937	$54,876

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written

2019	$488,700	$(75,284)	$288,697	$319,930	$860,337
2018	$478,143	$(49,950)	$267,738	$301,356	$823,175
2017	$440,452	$(38,868)	$252,515	$283,185	$749,854
(1)Consolidated property-casualty insurance operations.

See the accompanying report of independent registered public accounting firm on page 101 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2018.
3.2	By-Laws	Incorporated by reference to the Company’s Form 8-K filed May 8, 2018.
4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8-K filed October 2, 2013.
4.2	Supplemental Indenture	Incorporated by reference to the Company’s Form 8-K filed May 8, 2018.
4.3	Description of Securities	Attached as Exhibit 4.3.
10.1	RLI Corp. Nonqualified Agreement*	Attached as Exhibit 10.1.
10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Attached as Exhibit 10.2.
10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Attached as Exhibit 10.3.
10.4	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed February 25, 2009.
10.5	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.
10.6	RLI Corp. Annual Incentive Compensation Plan*	Incorporated by reference to the Company’s Form 10-K filed February 23, 2018.
10.7	Market Value Potential (MVP), Executive Incentive Program Guideline*	Attached as Exhibit 10.7.
10.8	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8-K filed September 26, 2014.
10.9	Credit Agreement (JPMorgan Chase Bank, N.A.)	Incorporated by reference to the Company’s Form 8-K filed May 30, 2018.
10.10	RLI Corp. 2015 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 7, 2015.
10.11	RLI Corp. Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Form 10-Q filed October 24, 2018.
10.12	Shareholders Agreement by and among RLI Corp., Walter F. Hester III, and the Walter F. Hester III Revocable Trust	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2018.
11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 69.
16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated August 21, 2019	Incorporated by reference to the Company’s Form 8-K filed August 21, 2019.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 118

23.1	Consent of KPMG LLP	Page 119

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 120

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 121

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 122

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 123

101	iXBRL-Related Documents	Attached as Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer

Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Todd W. Bryant
	Jonathan E. Michael, Chairman & CEO		Todd W. Bryant, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ Kaj Ahlmann	By:	/s/ Jordan W. Graham
	Kaj Ahlmann, Director		Jordan W. Graham, Director

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ Michael E. Angelina	By:	/s/ Jonathan E. Michael
	Michael E. Angelina, Director		Jonathan E. Michael, Director

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ John T. Baily	By:	/s/ Robert P. Restrepo, Jr.
	John T. Baily, Director		Robert P. Restrepo, Jr., Director

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ Debbie S. Roberts
	Calvin G. Butler, Jr., Director		Debbie S. Roberts, Director

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ David B. Duclos	By:	/s/ Michael J. Stone
	David B. Duclos, Director		Michael J. Stone, Director

Date:	February 21, 2020	Date:	February 21, 2020

By:	/s/ Susan S. Fleming
Susan S. Fleming, Director

Date:	February 21, 2020