Form 10-Q
period 2020-03-31
RLI CORP
filed 2020-04-28
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 20, 2020, the number of shares outstanding of the registrant’s Common Stock was 44,922,656.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands, except per share data)	2020	2019

Net premiums earned	$215,582	$204,689
Net investment income	17,778	16,565
Net realized gains	15,152	9,068
Net unrealized gains (losses) on equity securities	(130,395)	33,498
Consolidated revenue	$118,117	$263,820
Losses and settlement expenses	111,021	94,297
Policy acquisition costs	72,941	71,292
Insurance operating expenses	14,381	16,667
Interest expense on debt	1,897	1,861
General corporate expenses	1,755	3,276
Total expenses	$201,995	$187,393
Equity in earnings of unconsolidated investees	4,514	5,314
Earnings (loss) before income taxes	$(79,364)	$81,741
Income tax expense (benefit)	(18,097)	16,268
Net earnings (loss)	$(61,267)	$65,473

Other comprehensive earnings (loss), net of tax	(13,031)	29,301
Comprehensive earnings (loss)	$(74,298)	$94,774

Earnings per share:
Basic:
Basic net earnings (loss) per share	$(1.36)	$1.47
Basic comprehensive earnings (loss) per share	$(1.65)	$2.13

Diluted:
Diluted net earnings (loss) per share	$(1.36)	$1.46
Diluted comprehensive earnings (loss) per share	$(1.65)	$2.11

Weighted average number of common shares outstanding:
Basic	44,920	44,536
Diluted	44,920	44,887

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2020	2019

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$1,963,585	$1,983,086
(amortized cost of $1,912,851 and allowance for credit losses of $878 at 3/31/20)
(amortized cost of $1,915,278 and allowance for credit losses of $0 at 12/31/19)
Equity securities, at fair value (cost - $272,152 at 3/31/20 and $262,131 at 12/31/19)	356,403	460,630
Other invested assets	53,562	70,441
Cash	42,701	46,203
Total investments and cash	$2,416,251	$2,560,360
Accrued investment income	14,944	14,587
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $16,948 at 3/31/20 and $16,682 at 12/31/19	154,084	160,369
Ceded unearned premium	88,789	93,656
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $8,539 at 3/31/20 and $9,402 at 12/31/19	366,441	384,517
Deferred policy acquisition costs	84,208	85,044
Property and equipment, at cost, net of accumulated depreciation of $64,322 at 3/31/20 and $62,703 at 12/31/19	52,741	53,121
Investment in unconsolidated investees	108,081	103,836
Goodwill and intangibles	54,025	54,127
Other assets	39,047	36,104
TOTAL ASSETS	$3,378,611	$3,545,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,574,760	$1,574,352
Unearned premiums	516,867	540,213
Reinsurance balances payable	30,865	25,691
Funds held	80,333	83,358
Income taxes-deferred	26,546	56,727
Bonds payable, long-term debt	149,349	149,302
Accrued expenses	27,536	66,626
Other liabilities	56,650	54,064
TOTAL LIABILITIES	$2,462,906	$2,550,333

Shareholders’ Equity
Common stock ($0.01 par value, 100,000,000 shares authorized)
(67,852,870 shares issued, 44,922,656 shares outstanding at 3/31/20)
(67,799,229 shares issued, 44,869,015 shares outstanding at 12/31/19)	$679	$678
Paid-in capital	325,052	321,190
Accumulated other comprehensive earnings	39,464	52,473
Retained earnings	943,509	1,014,046
Deferred compensation	6,970	7,980
Less: Treasury shares at cost
(22,930,214 shares at 3/31/20 and 12/31/19)	(399,969)	(400,979)
TOTAL SHAREHOLDERS’ EQUITY	$915,705	$995,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,378,611	$3,545,721

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings (loss)	—	65,473	—	—	—	65,473	—	—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13		1,095			22	1,073
Net earnings (loss)	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2020	2019

Net cash provided by (used in) operating activities	$(5,767)	$30,787
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(69,233)	$(95,984)
Equity securities	(31,811)	(31,962)
Property and equipment	(1,910)	(1,510)
Other	(2,611)	(4,134)
Proceeds from sale of:
Fixed income securities, available-for-sale	20,414	86,046
Equity securities	38,042	26,347
Other	2,267	154
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	54,890	24,745
Net proceeds from sale (purchase) of short-term investments	-	(32,537)
Net cash provided by (used in) investing activities	$10,048	$(28,835)

Cash Flows from Financing Activities
Cash dividends paid	$(10,332)	$(9,797)
Proceeds from stock option exercises	2,549	2,886
Net cash used in financing activities	$(7,783)	$(6,911)

Net decrease in cash	$(3,502)	$(4,959)

Cash at the beginning of the period	46,203	30,140
Cash at March 31	$42,701	$25,181

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2019 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2020 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2019 to conform to the classifications used in the current year.

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

B. ADOPTED ACCOUNTING STANDARDS

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments. Previous guidance delayed the recognition of credit losses until it was probable a loss had been incurred. This update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net earnings. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses, but is limited to the amount by which fair value is less than amortized cost.

We adopted ASU 2016-13 on January 1, 2020 using the modified-retrospective approach. The standard applied to three of the Company’s balance sheet accounts: available-for-sale fixed income securities, premiums receivable and reinsurance balances recoverable. The impact of this standard was and is expected to continue to be immaterial, as our fixed income portfolio is weighted towards higher rated bonds (85 percent rated A or better at March 31, 2020 and December 31, 2019), we purchase reinsurance from financially strong reinsurers, we have a long history of collecting premium receivables through various economic cycles and we had previously maintained an allowance for uncollectible premium and reinsurance balances. In total, the cumulative-effect adjustment made to the balance sheet as of the beginning of the year resulted in a $1.1 million increase to retained earnings and an increase to accumulated other comprehensive earnings of less than $0.1 million.

C. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve the Company of our legal liability to our policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continuously monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements, quarterly disclosures and Securities and Exchange Commission (SEC) filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. Additionally, we perform an in depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

We subject our reinsurance recoverables to detailed recoverable tests, including a segment-based analysis using the average default rating percentage by S&P rating. Our policy is to charge to earnings, in the form of a credit allowance, an estimate of unrecoverable amounts from reinsurers. This credit allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full.

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $15.7 million and $8.5 million, respectively, at March 31, 2020. At December 31, 2019, the amounts were $15.7 million and $9.4 million, respectively. Adoption of ASU 2016-03 resulted in a $1.3 million decrease to the allowance for uncollectible amounts on reinsurance recoverables in 2020, while other changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first quarter of 2020.

D. INTANGIBLE ASSETS

Goodwill and intangible assets totaled $54.0 million and $54.1 million at March 31, 2020 and December 31, 2019, respectively, as detailed in the following table:

Goodwill and Intangible Assets	March 31,	December 31,
(in thousands)	2020	2019
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $3,572 at 3/31/20 and $3,470 at 12/31/19	463	565
Total intangibles	$7,963	$8,065

Total goodwill and intangibles	$54,025	$54,127

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the first quarter of 2020 and 2019.

Annual impairment assessment was performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during 2019. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2020 that would suggest our goodwill and intangible assets should be tested for impairment.

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

	For the Three-Month Period			For the Three-Month Period
	Ended March 31, 2020			Ended March 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings (loss) available to common shareholders	$(61,267)	44,920	$(1.36)	$65,473	44,536	$1.47
Effect of Dilutive Securities
Stock options	-	-		-	351
Diluted EPS
Earnings (loss) available to common shareholders	$(61,267)	44,920	$(1.36)	$65,473	44,887	$1.46

F. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(3.5) million and $7.8 million for the first quarter of 2020 and 2019, respectively.

Unrealized gains (losses), net of tax, on the fixed income portfolio were $(13.0) million for the first three months of 2020, compared to $29.3 million during the same period last year. Unrealized losses in the first three months of 2020 were attributable to widening credit spreads, which more than offset declines in interest rates and decreased the fair value of securities held in the fixed income portfolio. In contrast, declining interest rates increased the fair value of securities held in the fixed income portfolio in the first three months of 2019.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three-Month Periods
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2020	2019

Beginning balance	$52,473	$(14,572)
Cumulative-effect adjustment of ASU 2016-13 (see note 1.B.)	22	-
Adjusted beginning balance	$52,495	$(14,572)
Other comprehensive earnings before reclassifications	(11,880)	29,795
Amounts reclassified from accumulated other comprehensive earnings	(1,151)	(494)
Net current-period other comprehensive earnings (loss)	$(13,031)	$29,301
Ending balance	$39,464	$14,729
Balance of securities for which an allowance for credit losses has been recognized in net earnings	$5,727	$-

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. During the first quarter of 2020, $0.8 million of credit loss expense was recognized on available-for sale securities, increasing the allowance for credit losses on fixed income securities to $0.9 million. No write-offs or recoveries were applied to the allowances in the first quarter of 2020. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month
Component of Accumulated	Periods Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2020	2019	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$2,306	$625	Net realized gains
	(849)	-	Credit losses presented within net realized gains
	$1,457	$625	Earnings (loss) before income taxes
	(306)	(131)	Income tax benefit (expense)
	$1,151	$494	Net earnings (loss)

G. FAIR VALUE MEASUREMENTS

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

Mortgage-backed Securities (MBS)/Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluations of the tranches (non-volatile, volatile or credit sensitivity) are based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is used to determine the cash flows for each tranche, benchmark yields, prepayment assumptions and to incorporate collateral performance. To evaluate MBS and CMBS volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMBS and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMBS and ABS are deemed Level 2.

Regulation D Private Placement Securities: All Regulation D privately placed bonds are classified as corporate securities and deemed Level 3. The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. The quantitative detail of the liquidity spread premium is neither provided nor reasonably available to the Company. An increase to the credit spread assumptions would result in a lower fair value measurement.

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

Common Stock: As of March 31, 2020, all of our common stock holdings are traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

H. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

Catastrophe Exposures

Our catastrophe reinsurance treaty renewed on January 1, 2020. We purchased limits of $400 million in excess of $25 million first-dollar retention for earthquakes in California, $425 million in excess of $25 million first-dollar retention for earthquakes outside of California and $275 million in excess of $25 million first-dollar retention for all other perils. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. On March 1, 2020, we purchased $100 million of additional catastrophe reinsurance protection on top of the previously described coverage. This increases the limits to $500 million for earthquakes in California, $525 million for earthquakes outside of California and $375 for all other perils, all of which are still subject to $25 million first-dollar retentions and certain co-participations in excess of the retentions.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2020 and 2019:

SALES	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$19,858	$2,270	$(102)	$2,168
Equities	38,042	17,792	(2,633)	15,159
2019
Available-for-sale	$92,277	$1,356	$(723)	$633
Equities	26,347	9,034	(592)	8,442

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$54,890	$145	$(7)	$138
2019
Available-for-sale	$24,745	$1	$(9)	$(8)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below:

	As of March 31, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$186,974	$—	$186,974
U.S. agency	—	37,042	—	37,042
Non-U.S. govt. & agency	—	7,316	—	7,316
Agency MBS	—	414,262	—	414,262
ABS/CMBS*	—	223,601	—	223,601
Corporate	—	683,615	4,803	688,418
Municipal	—	405,972	—	405,972
Total fixed income securities - available-for-sale	$—	$1,958,782	$4,803	$1,963,585
Equity securities	356,403	—	—	356,403
Other invested assets	12,056	—	—	12,056
Total	$368,459	$1,958,782	$4,803	$2,332,044

	As of December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$193,661	$—	$193,661
U.S. agency	—	38,855	—	38,855
Non-U.S. govt. & agency	—	7,628	—	7,628
Agency MBS	—	420,165	—	420,165
ABS/CMBS*	—	224,870	—	224,870
Corporate	—	690,297	1,770	692,067
Municipal	—	405,840	—	405,840
Total fixed income securities - available-for-sale	$—	$1,981,316	$1,770	$1,983,086
Equity securities	460,630	—	—	460,630
Total	$460,630	$1,981,316	$1,770	$2,443,716

* Non-agency asset-backed and commercial mortgage-backed

As of March 31, 2020, we had $4.8 million of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3). The following table summarizes changes in the balance of these Level 3 securities.

Level 3
(in thousands)	Securities
Balance as of January 1, 2020	$1,770
Net realized and unrealized gains (losses)
Included in net earnings (loss) as a part of:
Net investment income	(5)
Net realized gains	(16)
Included in other comprehensive earnings (loss)	(1,048)
Total net realized and unrealized gains (losses)	$(1,069)
Purchases	4,102
Balance as of March 31, 2020	$4,803

Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(16)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(1,048)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2020 were as follows:

	March 31, 2020
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$56,844	$56,702
Due after one year through five years	442,572	449,447
Due after five years through 10 years	549,193	569,898
Due after 10 years	236,938	249,675
Mtge/ABS/CMBS*	627,304	637,863
Total available-for-sale	$1,912,851	$1,963,585

*Mortgage-backed, asset-backed and commercial mortgage-backed

The amortized cost and fair value of available-for-sale securities at March 31, 2020 and December 31, 2019 are presented in the tables below. Amortized cost does not include the $13.9 million and $13.5 million of accrued interest receivable as of March 31, 2020 and December 31, 2019, respectively.

Available-for-sale	March 31, 2020
(in thousands)	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
Asset Class	Cost	Losses	Gains	Losses	Value
U.S. government	$171,026	$-	$15,948	$-	$186,974
U.S. agency	32,236	-	4,806	-	37,042
Non-U.S. govt. & agency	7,324	-	105	(113)	7,316
Agency MBS	396,474	-	17,807	(19)	414,262
ABS/CMBS*	230,830	(21)	1,908	(9,116)	223,601
Corporate	685,116	(857)	23,364	(19,205)	688,418
Municipal	389,845	-	16,203	(76)	405,972
Total Fixed Income	$1,912,851	$(878)	$80,141	$(28,529)	$1,963,585

*Non-agency asset-backed and commercial mortgage-backed

Available-for-sale	December 31, 2019
(in thousands)	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
Asset Class	Cost	Losses	Gains	Losses	Value
U.S. government	$186,699	$-	$6,994	$(32)	$193,661
U.S. agency	36,535	-	2,362	(42)	38,855
Non-U.S. govt. & agency	7,333	-	295	-	7,628
Agency MBS	411,808	-	8,920	(563)	420,165
ABS/CMBS*	222,832	-	2,514	(476)	224,870
Corporate	659,640	-	33,245	(818)	692,067
Municipal	390,431	-	16,131	(722)	405,840
Total Fixed Income	$1,915,278	$-	$70,461	$(2,653)	$1,983,086

*Non-agency asset-backed and commercial mortgage-backed

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required the recognition of a reversible allowance for credit losses on available-for-sale fixed income securities. See note 1. B. for more information on the adoption of the ASU. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

●	Changes in technology that may impair the earnings potential of the investment,

●	The discontinuance of a segment of business that may affect future earnings potential,

●	Reduction of or non-payment of interest and/or principal,

●	Specific concerns related to the issuer’s industry or geographic area of operation,

●	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

●	Downgrades in credit quality by a major rating agency.

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost.

As of March 31, 2020, the discounted cash flow analysis resulted in an allowance for credit losses on 39 securities totaling $0.9 million. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, we believe we will recover the amortized cost basis on the available-for-sale securities not included in the allowance for credit losses. We do not intend to sell the available-for-sale securities in an unrealized loss position and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.

Prior to the adoption of ASU 2016-13, we conducted reviews of fixed income securities with unrealized losses to evaluate whether an impairment was other-than-temporary. Any credit-related impairment on fixed income securities we did not plan to sell and for which we were not more likely than not to be required to sell were recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. We did not recognize any other-than-temporary impairment losses in earnings on the fixed income portfolio in the first three months of 2019.

As of March 31, 2020, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 381 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $28.5 million in associated unrealized losses represents 1.5 percent of the fixed income portfolio’s cost basis and 1.2 percent of total invested assets. Unrealized losses increased through the first three months of 2020, as increased credit spreads more than offset declines in interest rates during the period. Of the total 420 securities, 30 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2020, after factoring in the allowance for credit losses, and December 31, 2019.

	March 31, 2020			December 31, 2019
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. government
Fair value	$—	$—	$—	$2,505	$8,463	$10,968
Amortized cost	—	—	—	2,506	8,494	11,000
Unrealized Loss	$—	$—	$—	$(1)	$(31)	$(32)

U.S. agency
Fair value	$—	$—	$—	$6,794	$—	$6,794
Amortized cost	—	—	—	6,836	—	6,836
Unrealized Loss	$—	$—	$—	$(42)	$—	$(42)

Non-U.S. government
Fair value	$3,011	$—	$3,011	$—	$—	$—
Amortized cost	3,124	—	3,124	—	—	—
Unrealized Loss	$(113)	$—	$(113)	$—	$—	$—

Agency MBS
Fair value	$249	$1,296	$1,545	$21,548	$41,718	$63,266
Amortized cost	249	1,315	1,564	21,664	42,165	63,829
Unrealized Loss	$—	$(19)	$(19)	$(116)	$(447)	$(563)

ABS/CMBS*
Fair value	$126,540	$15,405	$141,945	$74,968	$18,036	$93,004
Amortized cost	134,660	16,401	151,061	75,332	18,148	93,480
Unrealized Loss	$(8,120)	$(996)	$(9,116)	$(364)	$(112)	$(476)

Corporate
Fair value	$220,349	$4,182	$224,531	$16,478	$9,348	$25,826
Amortized cost	238,510	5,226	243,736	16,950	9,694	26,644
Unrealized Loss	$(18,161)	$(1,044)	$(19,205)	$(472)	$(346)	$(818)

Municipal
Fair value	$7,301	$—	$7,301	$47,018	$—	$47,018
Amortized cost	7,377	—	7,377	47,740	—	47,740
Unrealized Loss	$(76)	$—	$(76)	$(722)	$—	$(722)

Total fixed income
Fair value	$357,450	$20,883	$378,333	$169,311	$77,565	$246,876
Amortized cost	383,920	22,942	406,862	171,028	78,501	249,529
Unrealized Loss	$(26,470)	$(2,059)	$(28,529)	$(1,717)	$(936)	$(2,653)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2020 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$202,517	$191,912	$(10,605)	37.2%
2	BBB	Baa	85,785	80,759	(5,026)	17.6%
3	BB	Ba	65,256	59,398	(5,858)	20.5%
4	B	B	50,630	44,392	(6,238)	21.9%
5	CCC	Caa	2,674	1,872	(802)	2.8%
6	CC or lower	Ca or lower	-	-	-	-%
		Total	$406,862	$378,333	$(28,529)	100.0%

Unrealized Gains and Losses on Equity Securities

Unrealized losses recognized on equity securities still held as of March 31, 2020 were $115.2 million during the first quarter of 2020. Comparatively, unrealized gains recognized on equity securities still held as of March 31, 2019 were $41.9 million during the first quarter of 2019.

Other Invested Assets

We had $53.6 million of other invested assets at March 31, 2020, compared to $70.4 million at the end of 2019. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), investments in private funds and investments in restricted stock. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value. Restricted stock is carried at quoted market prices, as the restrictions expire within one year.

Our LIHTC interests had a balance of $22.4 million at March 31, 2020, compared to $23.3 million at December 31, 2019 and recognized a total tax benefit of $0.9 million during the first quarter of 2020, compared to $0.6 million the prior year. Our unfunded commitment for our LIHTC investments totaled $8.0 million at March 31, 2020 and will be paid out in installments through 2035.

As of March 31, 2020, $15.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three-month period ended March 31, 2020, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $17.5 million at March 31, 2020, compared to $46.0 million at December 31, 2019, and we had $13.5 million of associated unfunded commitments at March 31, 2020. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. During the first quarter of 2020, one of the private funds transitioned into a publically traded common stock, but short term restrictions were applied on our ability to sell without prior approval. Our investment in restricted stock was $12.1 million as of March 31, 2020. For our remaining investments in private funds, the timed dissolution of the partnerships would trigger redemption.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $42.7 million at March 31, 2020, compared to $46.2 million at the end of 2019.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2020 and 2019:

	For the Three-Month Periods
	Ended March 31,
(in thousands)	2020	2019
Unpaid losses and LAE at beginning of year
Gross	$1,574,352	$1,461,348
Ceded	(384,517)	(364,999)
Net	$1,189,835	$1,096,349

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$(1,345)	$—

Increase (decrease) in incurred losses and LAE
Current accident year	$126,194	$113,930
Prior accident years	(15,173)	(19,633)
Total incurred	$111,021	$94,297

Loss and LAE payments for claims incurred
Current accident year	$(9,295)	$(5,531)
Prior accident years	(81,897)	(70,145)
Total paid	$(91,192)	$(75,676)

Net unpaid losses and LAE at March 31	$1,208,319	$1,114,970

Unpaid losses and LAE at March 31
Gross	$1,574,760	$1,479,344
Ceded	(366,441)	(364,374)
Net	$1,208,319	$1,114,970

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required financial assets, including reinsurance balances recoverable, to be presented at the net amount expected to be collected. We previously maintained an allowance for uncollectible reinsurance balances prior to the adoption of this update. However, in order to comply with the updated requirements, we released $1.3 million of the allowance on uncollectible reinsurance balances upon adoption. The implementation guidance required the cumulative-effect adjustment be made to the beginning balance of retained earnings, rather than through net earnings like historical changes have and ongoing modifications will continue to be recorded. See note 1. B. for more information on the adoption of the ASU.

For the first three months of 2020, incurred losses and LAE included $15.2 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, marine, small commercial and surety. No products experienced significant adverse development.

For the first three months of 2019, incurred losses and LAE included $19.6 million of favorable development on prior years’ loss reserves. General liability, commercial excess and personal umbrella, professional services and surety were drivers of the favorable development. Executive products experienced adverse development.

The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of March 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three-month period ended March 31, 2020 was 22.8 percent, compared to 19.9 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the three-month period in 2020 as tax-favored adjustments increased the tax benefit realized on pretax losses.

Income tax expense (benefit) attributable to income from operations for the three-month periods ended March 31, 2020 and 2019 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three-Month Periods Ended March 31,
	2020		2019
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$(16,666)	21.0%	$17,166	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,029)	1.3%	(741)	(0.9)%
Tax exempt interest income	(313)	0.4%	(345)	(0.4)%
Dividends received deduction	(271)	0.3%	(203)	(0.2)%
ESOP dividends paid deduction	(132)	0.2%	(137)	(0.2)%
Nondeductible expenses	203	(0.3)%	509	0.6%
Other items, net	111	(0.1)%	19	0.0%
Total tax expense (benefit)	$(18,097)	22.8%	$16,268	19.9%

5. STOCK BASED COMPENSATION

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have awarded 2,312,835 stock options and restricted stock units under the 2015 LTIP, including 30,375 stock options thus far in 2020.

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

The following tables summarize option activity for the three-month periods ended March 31, 2020 and 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2020	1,667,290	$62.52
Options granted	30,375	94.62
Options exercised	(56,725)	49.23		$2,516
Options canceled/forfeited	(300)	58.60
Outstanding options at March 31, 2020	1,640,640	$63.58	5.10	$40,778
Exercisable options at March 31, 2020	614,040	$54.68	3.75	$20,438

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	40,750	66.16
Options exercised	(50,580)	33.71		$1,795
Options canceled/forfeited	(19,100)	57.28
Outstanding options at March 31, 2019	1,935,950	$55.00	5.14	$32,589
Exercisable options at March 31, 2019	702,250	$47.84	3.73	$16,794

The majority of our stock options are granted annually at our regular board meeting in May. In addition, options are approved at the May meeting for quarterly grants to certain retirement eligible employees. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allows for a more even expense distribution throughout the year.

In the first quarter of 2020, 30,375 stock options were granted with a weighted average exercise price of $94.62 and a weighted average fair value of $14.48. We recognized $1.0 million of expense in the first quarter of 2020. Since options granted under our 2015 LTIP are non-qualified, we recorded a tax benefit of $0.2 million in the first quarter of 2020 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $4.2 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.0 million of compensation expense and a tax benefit of $0.2 million in the first quarter of 2019.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2020		2019

Weighted-average fair value of grants	$14.48		$11.35
Risk-free interest rates	1.54%		2.94%
Dividend yield	2.69%		2.98%
Expected volatility	22.68%		22.84%
Expected option life	4.99	years	5.11	years

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

As of March 31, 2020, 45,350 RSUs have been granted to employees under the 2015 LTIP and 43,708 remain outstanding. We recognized $0.2 million of expense on these units in the first quarter of 2020, compared to $0.1 million in the first quarter of 2019. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.8 million, which will be recognized over the remainder of the vesting period.

In 2019 and 2018, each outside director received RSUs with a fair market value that approximated $50 thousand on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of March 31, 2020, 15,085 restricted stock units have been granted to directors under the 2015 LTIP and 6,182 remain outstanding. We recognized $0.1 million of compensation expense on these units in the first quarter of 2020, the same amount as in the first quarter of 2019. Total unrecognized compensation expense relating to outstanding and unvested director RSUs was less than $0.1 million, which will be recognized over the remainder of the vesting period.

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods
REVENUES	Ended March 31,
(in thousands)	2020	2019
Casualty	$143,420	$136,900
Property	44,348	38,746
Surety	27,814	29,043
Net premiums earned	$215,582	$204,689
Net investment income	17,778	16,565
Net realized gains	15,152	9,068
Net unrealized gains (losses) on equity securities	(130,395)	33,498
Total consolidated revenue	$118,117	$263,820

NET EARNINGS (LOSS)
(in thousands)	2020	2019
Casualty	$(1,323)	$5,343
Property	9,908	8,246
Surety	8,654	8,844
Net underwriting income	$17,239	$22,433
Net investment income	17,778	16,565
Net realized gains	15,152	9,068
Net unrealized gains (losses) on equity securities	(130,395)	33,498
General corporate expense and interest on debt	(3,652)	(5,137)
Equity in earnings of unconsolidated investees	4,514	5,314
Earnings (loss) before income taxes	$(79,364)	$81,741
Income tax expense (benefit)	(18,097)	16,268
Net earnings (loss)	$(61,267)	$65,473

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods
NET PREMIUMS EARNED	Ended March 31,
(in thousands)	2020	2019
Casualty
Commercial excess and personal umbrella	$40,088	$32,281
General liability	23,998	23,888
Commercial transportation	21,185	20,404
Professional services	20,695	20,299
Small commercial	15,633	13,188
Executive products	7,331	6,069
Other casualty	14,490	20,771
Total	$143,420	$136,900

Property
Marine	$19,577	$17,021
Commercial property	19,155	16,875
Specialty personal	5,000	4,584
Other property	616	266
Total	$44,348	$38,746

Surety
Commercial	$10,938	$10,812
Miscellaneous	10,516	11,602
Contract	6,360	6,629
Total	$27,814	$29,043

Grand Total	$215,582	$204,689

7. LEASES

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

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining lease terms of 1 to 15 years. The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2020 and 2019 are as follows:

	For the Three-Month Period Ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$1,406	$1,481

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$1,486	$1,395

Right-of-use assets obtained in exchange for new operating lease liabilities	$15	$719

Other non-cash reductions to right-of-use assets	$1,192	$-

(in thousands)	March 31, 2020		December 31, 2019
Operating lease right-of-use assets	$19,889		$22,335

Operating lease liabilities	$23,141		$24,475

Weighted-average remaining lease term - operating leases	4.48	years	4.69	years

Weighted-average discount rate - operating leases	2.34%		2.33%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(in thousands)	March 31, 2020
2020	$4,505
2021	5,976
2022	5,904
2023	4,386
2024	2,334
Thereafter	1,365
Total future minimum lease payments	$24,470

Less imputed interest	(1,329)
Total operating lease liability	$23,141

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors and are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2019 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2019, we achieved our 24th consecutive year of underwriting profitability. Over the 24 year period, we averaged an 88.3 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, pandemics and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not be more or less than recorded amounts; if actual liabilities differ from recorded amounts, there will be an adverse or favorable effect on net earnings.

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

The insurance marketplace is intensely competitive across all of our segments. However, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q and in note 12 to the consolidated financial statements in our 2019 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable

GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gain or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2019 Annual Report on Form 10-K.

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which eliminated the concept of other-than-temporary impairment and required the recognition of a reversible allowance for credit losses on available-for-sale fixed income securities. See note 1. B. for more information on the adoption of the ASU. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

●	Changes in technology that may impair the earnings potential of the investment,

●	The discontinuance of a segment of business that may affect future earnings potential,

●	Reduction of or non-payment of interest and/or principal,

●	Specific concerns related to the issuer’s industry or geographic area of operation,

●	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

●	Downgrades in credit quality by a major rating agency.

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost. If we intend to sell a security or if we determine it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis, any allowance for credit loss or unrealized loss would be written off and the amortized cost basis of the security would be written down to the security’s fair value.

There have been no other significant changes to critical accounting policies during the year.

IMPACT OF COVID-19

The coronavirus (COVID-19) pandemic continues to impact individuals and businesses worldwide. As an employee-owned company, the health and well-being of our customers, partners and associates is our highest priority. Nearly all of our associates are working from home and we have suspended all nonessential travel. Our business continuity plans were designed to address various threats and vulnerabilities, including pandemic and high absenteeism scenarios, along with other types of business interruptions. Through a highly-distributed workforce and investments we have made in our technology infrastructure over time, we were able to seamlessly transition to a remote work model while maintaining the highest service and support levels possible for our customers. We are fully operational, able to produce financial statements supported by controls which continue to operate effectively and we believe we are in a good position to continue working remotely for as long as necessary.

It is too early to reasonably estimate the ultimate effect of the economic shut-down as a result of the pandemic on our revenues. Through the first quarter, our most impacted product line has been public transportation. A large number of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home governmental orders. To support our customers, we allowed them to suspend coverage on vehicles that were not in use, which resulted in a $23.0 million reduction to gross written premium in the first quarter. All of the premium was unearned and we expect the amount of cash that will be returned to customers will be approximately $6 million. Other product lines which may be more significantly impacted could include those supporting non-essential and international cargo-haulers and the energy sector. A number of products support construction activity and our revenues may be impacted to the extent this sector experiences disruption. We also have many product lines that may see little to no impact, including our personal lines products, management liability products and property businesses.

The loss exposure arising out of the spread of COVID-19 and resulting shutdown will take time to resolve. We do not offer event cancellation, travel, trade credit or pandemic-related coverages which would be more impacted by the COVID-19 pandemic. The Company has received a number of claims, the majority of which relate to business interruption. We are reviewing the individual circumstances of each claim submitted and will fulfill our obligation to pay if coverage applies. To address greater expected costs to investigate and defend these claims, we recorded net reserves of $5.0 million. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of March 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.

Market declines resulted in $130.4 million of unrealized losses on equity securities, driving a net loss for the quarter. The fixed income portfolio also experienced unrealized losses as widening credit spreads more than offset declining interest rates. Our fixed income portfolio is weighted towards higher rated bonds (85 percent rated A or better at March 31, 2020) and our equity portfolio is part of a long-term strategy that has contributed significantly to our growth in book value in the past. Reinvestment rates may be at lower levels if treasury yields remain low and credit spreads normalize, but we cannot anticipate how the market will perform in the coming months.

Investee earnings in Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime) continued to post positive results in the quarter. While earnings for Prime were modestly higher, Maui Jim results were down, reflective of the current retail and economic environment. The length of any economic downturn will impact the results of these investees, particularly any lasting impact on the retail sector as it relates to Maui Jim.

We believe we are financially strong despite the impact of the COVID-19 pandemic and continued to produce solid operating results in the first quarter. We are also confident in our liquidity position. In March, we replaced our revolving credit facility that was set to expire in May with an arrangement that provided for an increased borrowing capacity of $60.0 million and can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million. There were no amounts outstanding under any of these facilities as of March 31, 2020. In addition to the $99.4 million of cash and other investments maturing within one year as of March 31, 2020, we believe that cash generated from operations, the liquidity of our fixed income portfolio and our unused lines of credit provide sufficient sources of cash to meet our anticipated needs over the next 12 to 24 months.

Amid rapidly changing dynamics, we are continuing to evaluate all aspects of our operations and making necessary adjustments to manage our business. Ultimately, the extent of the impact will depend on how long it takes for the economy to return to some degree of normality. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing and we believe we are able to diligently serve our customers and other stakeholders now and in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated revenue for the first quarter of 2020 decreased $145.7 million from the first quarter of 2019 as performance in the equity portfolio varied significantly between the periods. Overall market declines resulted in $130.4 million of unrealized losses on equity securities in 2020, while a market rebound generated $33.5 million of unrealized gains in our equity portfolio in the first quarter of 2019. Net premiums earned for the Group increased 5 percent, driven by growth from our casualty and property segments. Investment income increased 7 percent due to a larger asset base relative to the prior year. Realized gains during the quarter were $15.2 million and were comprised of $15.2 million of realized gains on equity securities from rebalancing our portfolio, $2.3 million of realized gains on the fixed income portfolio and $2.3 million of other realized losses. This compares to $8.4 million of realized gains on the equity portfolio and $0.6 million of realized losses on the fixed income portfolio for the same period in 2019.

	For the Three-Month Periods
	Ended March 31,
	2020	2019
Consolidated revenues (in thousands)
Net premiums earned	$215,582	$204,689
Net investment income	17,778	16,565
Net realized gains	15,152	9,068
Net unrealized gains (losses) on equity securities	(130,395)	33,498
Total consolidated revenue	$118,117	$263,820

Net loss for the first quarter of 2020 totaled $61.3 million, compared to $65.5 million of net earnings for the same period last year. The decrease in earnings for 2020 was primarily attributed to $103.0 million of net after-tax unrealized losses on equity securities, compared to $26.5 million of after-tax unrealized gains in 2019. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $15.2 million in the first quarter of 2020 compared to $19.6 million in 2019. Catastrophe activity was light for both periods, with $0.5 million of pretax storm losses in the first quarter of 2020 and $1.0 million for the same period in the prior year. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $2.2 million in 2020, compared to $2.8 million in 2019. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first quarter of 2020, equity in earnings of unconsolidated investees totaled $4.5 million. This amount includes $2.6 million from Maui Jim and $1.9 million from Prime. Comparatively, the first quarter of 2019 reflected $5.3 million of earnings, including $3.6 million from Maui Jim and $1.7 million from Prime.

Comprehensive loss totaled $74.3 million for the first quarter of 2020, compared to $94.8 million of comprehensive earnings for the first quarter of 2019. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The first quarter’s $13.0 million of other comprehensive loss was due to unrealized losses on the fixed income portfolio as declines in interest rates were more than offset by wider credit spreads. This compares to $29.3 million of other comprehensive earnings for the same period in 2019, primarily attributable to declining interest rates during the period.

Premiums

Gross premiums written for the Group increased $14.9 million, or 6 percent, for the first quarter of 2020 when compared to the same period of 2019. Products in our casualty and property segments drove the growth. Net premiums earned increased $10.9 million, or 5 percent, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended March 31,			For the Three-Month Periods Ended March 31,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Casualty
Commercial excess and personal umbrella	$55,590	$40,995	35.6%	$40,088	$32,281	24.2%
General liability	24,691	22,743	8.6%	23,998	23,888	0.5%
Commercial transportation	(3,777)	17,679	(121.4)%	21,185	20,404	3.8%
Professional services	21,498	21,026	2.2%	20,695	20,299	2.0%
Small commercial	16,117	13,964	15.4%	15,633	13,188	18.5%
Executive products	20,947	15,549	34.7%	7,331	6,069	20.8%
Other casualty	24,170	20,151	19.9%	14,490	20,771	(30.2)%
Total	$159,236	$152,107	4.7%	$143,420	$136,900	4.8%

Property
Marine	$21,111	$20,080	5.1%	$19,577	$17,021	15.0%
Commercial property	29,779	23,550	26.5%	19,155	16,875	13.5%
Specialty personal	4,872	5,079	(4.1)%	5,000	4,584	9.1%
Other property	959	312	207.4%	616	266	131.6%
Total	$56,721	$49,021	15.7%	$44,348	$38,746	14.5%

Surety
Commercial	$11,280	$11,654	(3.2)%	$10,938	$10,812	1.2%
Miscellaneous	11,948	11,828	1.0%	10,516	11,602	(9.4)%
Contract	6,647	6,302	5.5%	6,360	6,629	(4.1)%
Total	$29,875	$29,784	0.3%	$27,814	$29,043	(4.2)%

Grand Total	$245,832	$230,912	6.5%	$215,582	$204,689	5.3%

Casualty

Gross premiums written for the casualty segment were up 5 percent, or $7.1 million, in the first quarter of 2020. Premiums from commercial excess and personal umbrella increased $14.6 million, due to an expanded distribution base in personal umbrella, rate increases and overall exposure growth. Substantial rate increases led to a 35 percent increase for our executive products group. Other casualty increased $4.0 million, as our general binding authority (GBA) business continued to grow.

Transportation was impacted by the suspension of a large portion of our public transportation book and the reversal of $23.0 million in gross premiums written. Public transportation is focused primarily on charter or city buses, which stopped running to a large degree in March as a result of COVID-19 and the associated stay at home orders across the United States. See the Impact of COVID-19 section above for more information on the observed effect of the pandemic on RLI Corp. at the time of this report.

Property

Gross premiums written for the property segment totaled $56.7 million for the first quarter of 2020, up 16 percent from the same period last year. Our commercial property business accounted for a large portion of the increase, up $6.3 million, as an improving market has allowed our underwriters to find more opportunities with acceptable rate levels. Additionally, rates on wind-prone and earthquake exposures continued to increase in the first quarter. Rate increases and market disruption, which created new business opportunities, led to $1.0 million of growth for our marine product. Other property premium increased as a result of property exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $29.9 million for the first quarter of 2020, an increase of $0.1 million from the same period last year. Refocused sales efforts contributed to growth within contract and miscellaneous, but declining oil prices and industry consolidation led to reductions within commercial lines.

Underwriting Income

Underwriting income for the Group totaled $17.2 million for the first quarter of 2020, compared to $22.4 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2019 experiencing a larger benefit. The combined ratio for the Group totaled 92.0 in the first quarter of 2020, compared to 89.0 in the same period of 2019. The loss ratio increased to 51.5 from 46.0, due to the decreased level of favorable development in 2020 and the addition of $5.0 million in current accident year reserves related to COVID-19 investigative and claim defense costs. The Group’s expense ratio decreased to 40.5 from 43.0 as 2019 experienced strong earnings and growth in book value, which led to larger levels of bonus and profit-sharing expenses.

	For the Three-Month Periods
	Ended March 31,
	2020	2019
Underwriting income (in thousands)
Casualty	$(1,323)	$5,343
Property	9,908	8,246
Surety	8,654	8,844
Total	$17,239	$22,433

Combined ratio
Casualty	100.9	96.1
Property	77.7	78.7
Surety	68.9	69.5
Total	92.0	89.0

Casualty

The casualty segment recorded an underwriting loss of $1.3 million in the first quarter of 2020, compared to $5.3 million of underwriting income for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $6.4 million, primarily on accident years 2017 through 2019. Transportation, small commercial and general liability were drivers of the favorable development. In comparison, $13.3 million of reserves were released in the first quarter of 2019. General liability, professional services, transportation, commercial excess, personal umbrella and small commercial developed favorably, while executive products developed adversely.

The combined ratio for the casualty segment was 100.9 in 2020, compared to 96.1 in 2019. The segment’s loss ratio was 65.7 in 2020, up from 58.8 in 2019. The loss ratio increased in 2020 as a result of less favorable development on prior years’ reserves and the addition of $3.0 million in current year reserves related to COVID-19 investigative and defense costs. The expense ratio for the casualty segment was 35.2, down from 37.3 for the same period last year, as reduced levels of bonus and profit-sharing expenses were incurred.

Property

The property segment recorded underwriting income of $9.9 million for the first quarter of 2020, compared to $8.2 million for the same period last year. Underwriting results for 2020 included $4.8 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, and $0.5 million of storm losses. Comparatively, the 2019 underwriting results included $2.1 million of favorable development on prior years’ loss and catastrophe reserves and $0.9 million of storm losses.

Underwriting results for the first quarter of 2020 translated into a combined ratio of 77.7, compared to 78.7 for the same period last year. The segment’s loss ratio was 36.0 in 2020, up from 33.4 in 2019 due to the addition of $2.0 million in current year reserves related to COVID-19 investigative and defense costs. The segment’s expense ratio decreased to 41.7 in 2020 from 45.3 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses.

Surety

The surety segment recorded underwriting income of $8.7 million for the first quarter of 2020, compared to $8.8 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2020 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $4.0 million. Comparatively, 2019 results included favorable development on prior accident years’ loss reserves across most products, which decreased the segment’s loss and settlement expenses by $4.2 million.

The combined ratio for the surety segment totaled 68.9 for the first quarter of 2020, compared to 69.5 for the same period in 2019. The segment’s loss ratio was 2.8 in 2020, down from 3.1 in 2019. The expense ratio was 66.1, down from 66.4 in the prior year.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $17.8 million during the first quarter of 2020, an increase of 7.3 percent from that reported for the same period in 2019. The increase in investment income was largely due to a larger asset base relative to the prior year.

Yields on our fixed income investments for the first quarter of 2020 and 2019 were as follows:

	1Q 2020	1Q 2019
Pretax Yield
Taxable	3.27%	3.44%
Tax-Exempt	2.77%	2.84%
After-Tax Yield
Taxable	2.58%	2.72%
Tax-Exempt	2.62%	2.69%

We recognized $15.2 million of realized gains in the first quarter of 2020, which were comprised of $15.2 million of realized gains on equity securities from rebalancing our portfolio, $2.3 million of realized gains on the fixed income portfolio and $2.3 million of other realized losses. This compares to realized gains of $9.1 million in the first quarter of 2019, which were comprised of $8.4 million of realized gains on the equity portfolio and $0.6 million of realized gains on the fixed income portfolio.

The following table depicts the composition of our investment portfolio at March 31, 2020 as compared to December 31, 2019:

	March 31, 2020		December 31, 2019
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$1,963,585	81.3%	$1,983,086	77.5%
Equity securities	356,403	14.7%	460,630	18.0%
Other invested assets	53,562	2.2%	70,441	2.7%
Cash and short-term investments	42,701	1.8%	46,203	1.8%
Total	$2,416,251	100.0%	$2,560,360	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $19.5 million in the first three months of 2020. The decrease was due to increased credit spreads more than offsetting declines in interest rates during the first three months of the year, decreasing the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.6 years at March 31, 2020, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $104.2 million during the first three months of 2020 as the equity market sold off sharply in the quarter.

Income Taxes

Our effective tax rate for the first quarter of 2020 was 22.8 percent, compared to 19.9 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the first quarter of 2020 as tax-favored adjustments increased the tax benefit realized on pretax losses.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2020 and 2019:

(in thousands)	2020	2019
Operating cash flows	$(5,767)	$30,787
Investing cash flows	10,048	(28,835)
Financing cash flows	(7,783)	(6,911)
Total	$(3,502)	$(4,959)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first quarter of 2020 were impacted by increased levels of loss and settlement expense payments relative to the first quarter of 2019. Additionally, improved financial performance in 2019 resulted in a higher level of bonus and profit-sharing contributions that were paid in the first quarter of 2020, which also reduced operating cash flows in the current period.

We have $149.3 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at March 31, 2020 was $154.7 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2020, we had cash and other investments maturing within one year of approximately $99.4 million and an additional $449.4 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the three-month period ended March 31, 2020, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2020, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of March 31, 2020, our investment portfolio had a balance sheet value of $2.4 billion. Invested assets at March 31, 2020 have decreased $144.1 million from December 31, 2019.

As of March 31, 2020, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$171,026	$186,974	$15,948	7.7%	AAA
U.S. agency	32,236	37,042	4,806	1.5%	AAA
Non-U.S. govt. & agency	7,324	7,316	(8)	0.3%	BBB+
Agency MBS	396,474	414,262	17,788	17.1%	AAA
ABS/CMBS**	230,830	223,601	(7,229)	9.3%	AAA
Corporate	685,116	688,418	3,302	28.5%	BBB+
Municipal	389,845	405,972	16,127	16.8%	AA
Total Fixed Income	$1,912,851	$1,963,585	$50,734	81.2%	AA-
Equity	272,152	356,403	84,251	14.8%
Other Invested Assets	70,075	53,562	(16,513)	2.2%
Cash	42,701	42,701	—	1.8%
Total Portfolio	$2,297,779	$2,416,251	$118,472	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2020, our fixed income portfolio had the following rating distribution:

AAA	48.9%
AA	16.9%
A	19.3%
BBB	8.4%
BB	3.5%
B	2.5%
CCC	0.1%
NR	0.4%
Total	100.0%

As of March 31, 2020, the duration of the fixed income portfolio was 4.6 years. Our fixed income portfolio remained well diversified, with 1,242 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2020, we had $141.9 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2020, we had $81.7 million in commercial mortgage backed securities and $414.3 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 9.3 percent of our investment portfolio at quarter end.

We had $688.4 million in corporate fixed income securities as of March 31, 2020, which includes $93.0 million invested in a high yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of March 31, 2020, we had $406.0 million in municipal securities. The municipal portfolio includes approximately 73 percent tax-exempt securities and 27 percent taxable securities. Approximately 86 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $356.4 million as of March 31, 2020 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of March 31, 2020, our equity portfolio had a dividend yield of 2.8 percent, compared to 2.3 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 226 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $53.6 million of other invested assets at March 31, 2020, including investments in low income housing tax credit partnerships, membership in the FHLBC, investments in private funds and investments in restricted stock. As of March 31, 2020, $15.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three-month period ending March 31, 2020, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2020, our capital structure consisted of $149.3 million in 10-year maturity senior notes maturing in 2023 (debt) and $915.7 million of shareholders’ equity. Debt outstanding comprised 14.0 percent of total capital as of March 31, 2020. Interest and fees on debt obligations totaled $1.9 million during the first three months of 2020, the same amount as the previous year. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended March 31, 2020 and 2019.

We paid a regular quarterly cash dividend of $0.23 per share on March 20, 2020, the same as the prior quarter. We have increased dividends in each of the last 44 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2020, our holding company had $915.7 million in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $44.6 million in liquid assets, which would cover the majority of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2020, RLI Ins. paid $11.5 million in ordinary dividends to RLI Corp. In 2019, our principal insurance subsidiary paid ordinary dividends totaling $59.0 million. As of March 31, 2020, $53.8 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 85 percent rated A or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2019 Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A., Risk Factors, of this Quarterly Report on Form 10-Q.

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

The Company is supplementing its risk factors previously disclosed in the Company’s 2019 Annual Report on Form 10-K as follows:

The recent coronavirus (COVID-19) global pandemic has adversely affected our business. Epidemics, pandemics and public health outbreaks, including the ongoing COVID-19 pandemic, could further adversely affect our business, including revenues, profitability, results of operations and/or cash flows, in a manner and to a degree that cannot be predicted but could be material.

The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and will likely continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

●	Reduced demand for our insurance policies due to reduced economic activity which could negatively impact our revenues,

●	Reduced cash flows from our policyholders delaying premium payments,

●	Increased costs of operations due to the remote working environments of our employees,

●	Increased claims, losses, litigation, and related expenses,

●	Legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our policies did not provide coverage or excluded coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay past due premiums,

●	Policyholder losses from COVID-19-related claims could be greater than our reserves for those losses,

●	Volatility and declines in financial markets which, in response to COVID-19, has reduced, and could continue to reduce, the fair market value of, or result in the impairment of, invested assets held by the Company and

●	the decline in interest rates which could reduce future investment results.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, Risk Factors, of the 2019 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2020. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document	Reference
10.1

Credit Agreement (Bank of Montreal, Chicago Branch) dated as of March 27, 2020, among RLI Corp., the Lenders party thereto and Bank of Montreal, Chicago Branch, as Administrative Agent and Bank of Montreal, Chicago Branch, as Sole Bookrunner and Sole Lead Arranger.

Incorporated by reference to the Company’s Current Report on Form 8-K filed March 31, 2020.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.
101	iXBRL-Related Documents	Attached as Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: April 28, 2020