Form 10-Q
period 2020-06-30
RLI CORP
filed 2020-07-24
CIK 84246

13

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 16, 2020, the number of shares outstanding of the registrant’s Common Stock was 44,952,602.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net premiums earned	$208,734	$207,541	$424,316	$412,230
Net investment income	16,917	16,998	34,695	33,563
Net realized gains (losses)	(2,109)	4,764	13,043	13,832
Net unrealized gains (losses) on equity securities	74,705	8,810	(55,690)	42,308
Consolidated revenue	$298,247	$238,113	$416,364	$501,933
Losses and settlement expenses	101,202	103,919	212,223	198,216
Policy acquisition costs	69,463	71,742	142,404	143,034
Insurance operating expenses	13,906	16,948	28,287	33,615
Interest expense on debt	1,903	1,861	3,800	3,722
General corporate expenses	1,994	3,283	3,749	6,559
Total expenses	$188,468	$197,753	$390,463	$385,146
Equity in earnings of unconsolidated investees	5,100	8,468	9,614	13,782
Earnings before income taxes	$114,879	$48,828	$35,515	$130,569
Income tax expense	22,713	8,361	4,616	24,629
Net earnings	$92,166	$40,467	$30,899	$105,940

Other comprehensive earnings, net of tax	53,571	27,864	40,540	57,165
Comprehensive earnings	$145,737	$68,331	$71,439	$163,105

Earnings per share:
Basic:
Basic net earnings per share	$2.05	$0.91	$0.69	$2.37
Basic comprehensive earnings per share	$3.24	$1.53	$1.59	$3.66

Diluted:
Diluted net earnings per share	$2.04	$0.89	$0.68	$2.35
Diluted comprehensive earnings per share	$3.22	$1.51	$1.58	$3.62

Weighted average number of common shares outstanding:
Basic	44,951	44,704	44,936	44,620
Diluted	45,274	45,219	45,311	45,056

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2020	2019

ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,075,093	$1,983,086
(amortized cost of $1,956,137 and allowance for credit losses of $985 at 6/30/20)
(amortized cost of $1,915,278 and allowance for credit losses of $0 at 12/31/19)
Equity securities, at fair value (cost - $270,987 at 6/30/20 and $262,131 at 12/31/19)	422,198	460,630
Other invested assets	63,440	70,441
Cash	84,797	46,203
Total investments and cash	$2,645,528	$2,560,360
Accrued investment income	15,142	14,587
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $17,139 at 6/30/20 and $16,682 at 12/31/19	154,941	160,369
Ceded unearned premium	93,679	93,656
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $8,035 at 6/30/20 and $9,402 at 12/31/19	364,756	384,517
Deferred policy acquisition costs	87,560	85,044
Property and equipment, at cost, net of accumulated depreciation of $65,762 at 6/30/20 and $62,703 at 12/31/19	52,350	53,121
Investment in unconsolidated investees	112,662	103,836
Goodwill and intangibles	53,923	54,127
Other assets	38,738	36,104
TOTAL ASSETS	$3,619,279	$3,545,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,590,996	$1,574,352
Unearned premiums	543,113	540,213
Reinsurance balances payable	24,777	25,691
Funds held	84,430	83,358
Income taxes-deferred	57,421	56,727
Bonds payable, long-term debt	149,395	149,302
Accrued expenses	35,998	66,626
Other liabilities	81,691	54,064
TOTAL LIABILITIES	$2,567,821	$2,550,333

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 at 6/30/20 and 100,000,000 at 12/31/19)
(67,882,816 shares issued, 44,952,602 shares outstanding at 6/30/20)
(67,799,229 shares issued, 44,869,015 shares outstanding at 12/31/19)	$679	$678
Paid-in capital	325,862	321,190
Accumulated other comprehensive earnings	93,035	52,473
Retained earnings	1,024,881	1,014,046
Deferred compensation	7,600	7,980
Less: Treasury shares at cost
(22,930,214 shares at 6/30/20 and 12/31/19)	(400,599)	(400,979)
TOTAL SHAREHOLDERS’ EQUITY	$1,051,458	$995,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,619,279	$3,545,721

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings (loss)	—	65,473	—	—	—	65,473	—	—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)
Net earnings (loss)	—	40,467	—	—	—	40,467	—	—
Other comprehensive earnings (loss), net of tax	—	27,864	—	—	27,864	—	—	—
Deferred compensation	—	—	—	—	—	—	215	(215)
Share-based compensation	232,941	7,217	2	7,215	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,305)	—	—	—	(10,305)	—	—
Balance, June 30, 2019	44,787,197	$959,948	$677	$315,766	$42,593	$993,911	$7,530	$(400,529)

					Accumulated
		Total			Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	Shares at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13		1,095			22	1,073
Net earnings (loss)	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)
Net earnings (loss)	—	92,166	—	—	—	92,166	—	—
Other comprehensive earnings (loss), net of tax	—	53,571	—	—	53,571	—	—	—
Deferred compensation	—	—	—	—	—	—	630	(630)
Share-based compensation	29,946	810	—	810	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,794)	—	—	—	(10,794)	—	—
Balance, June 30, 2020	44,952,602	$1,051,458	$679	$325,862	$93,035	$1,024,881	$7,600	$(400,599)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2020	2019

Net cash provided by operating activities	$83,773	$105,347
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(185,502)	$(214,332)
Equity securities	(48,473)	(59,861)
Property and equipment	(3,413)	(3,004)
Other	(6,651)	(7,122)
Proceeds from sale of:
Fixed income securities, available-for-sale	40,333	132,153
Equity securities	52,533	33,360
Other	2,596	1,842
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	121,911	52,113
Net proceeds from sale (purchase) of short-term investments	-	(35,803)
Net cash used in investing activities	$(26,666)	$(100,654)

Cash Flows from Financing Activities
Cash dividends paid	$(21,119)	$(20,092)
Proceeds from stock option exercises	2,606	10,093
Net cash used in financing activities	$(18,513)	$(9,999)

Net increase (decrease) in cash	$38,594	$(5,306)

Cash at the beginning of the period	46,203	30,140
Cash at June 30	$84,797	$24,834

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2019 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2020 and the results of operations of RLI Corp. and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2019 to conform to the classifications used in the current year.

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

We adopted ASU 2016-13 on January 1, 2020 using the modified-retrospective approach. The standard applied to three of the Company’s balance sheet accounts: available-for-sale fixed income securities, premiums receivable and reinsurance balances recoverable. The impact of this standard was and is expected to continue to be immaterial, as our fixed income portfolio is weighted towards higher rated bonds (84 percent rated A or better at June 30, 2020 and 85 percent at December 31, 2019), we purchase reinsurance from financially strong reinsurers, we have a long history of collecting premium receivables through various economic cycles and we had previously maintained an allowance for uncollectible premium and reinsurance balances. In total, the cumulative-effect adjustment made to the balance sheet as of the beginning of the year resulted in a $1.1 million increase to retained earnings and an increase to accumulated other comprehensive earnings of less than $0.1 million.

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

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid balances recoverable from the reinsurer are specifically identified and charged to earnings in the form of an allowance for uncollectible amounts. We subject our remaining reinsurance balances receivable to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, and record an additional allowance for unrecoverable amounts from reinsurers. This credit allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $15.9 million and $8.0 million, respectively, at June 30, 2020. At December 31, 2019, the amounts were $15.7 million and $9.4 million, respectively. Adoption of ASU 2016-03 resulted in a $1.3 million decrease to the allowance for uncollectible amounts on reinsurance recoverables in 2020, while other changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first six months of 2020.

D. INTANGIBLE ASSETS

Goodwill and intangible assets totaled $53.9 million and $54.1 million at June 30, 2020 and December 31, 2019, respectively, as detailed in the following table:

Goodwill and Intangible Assets	June 30,	December 31,
(in thousands)	2020	2019
Goodwill
Energy surety	$25,706	$25,706
Miscellaneous and contract surety	15,110	15,110
Small commercial	5,246	5,246
Total goodwill	$46,062	$46,062

Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $3,674 at 6/30/20 and $3,470 at 12/31/19	361	565
Total intangibles	$7,861	$8,065

Total goodwill and intangibles	$53,923	$54,127

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the second quarter of 2020 and $0.2 million for the six-month period ended June 30, 2020, the same as for the comparable periods in 2019.

Annual impairment assessments were performed on our energy surety goodwill, miscellaneous and contract surety goodwill, small commercial goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2020. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2020 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three-Month Period			For the Three-Month Period
	Ended June 30, 2020			Ended June 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common shareholders	$92,166	44,951	$2.05	$40,467	44,704	$0.91
Effect of Dilutive Securities
Stock options and restricted stock units	-	323		-	515
Diluted EPS
Earnings available to common shareholders	$92,166	45,274	$2.04	$40,467	45,219	$0.89
Anti-dilutive options excluded from diluted EPS		94			-

	For the Six-Month Period			For the Six-Month Period
	Ended June 30, 2020			Ended June 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common shareholders	$30,899	44,936	$0.69	$105,940	44,620	$2.37
Effect of Dilutive Securities
Stock options and restricted stock units	-	375		-	436
Diluted EPS
Earnings available to common shareholders	$30,899	45,311	$0.68	$105,940	45,056	$2.35
Anti-dilutive options excluded from diluted EPS		335			254

F. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis in the statement of earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $14.2 million and $7.4 million for the second quarter of 2020 and 2019, respectively. For the six-month period ended June 30, 2020 and 2019, other comprehensive earnings is net of tax expense of $10.8 million and $15.2 million, respectively.

Unrealized gains, net of tax, on the fixed income portfolio were $40.5 million for the first six months of 2020, compared to $57.2 million during the same period last year. The unrealized gains were attributable to declining interest rates in both periods, which increased the fair value of securities held in the fixed income portfolio. For the first half of 2020, widening credit spreads partially offset the impact of the declining interest rates.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2020	2019	2020	2019

Beginning balance	$39,464	$14,729	$52,473	$(14,572)
Cumulative-effect adjustment of ASU 2016-13 (see note 1.B.)	-	-	22	-
Adjusted beginning balance	$39,464	$14,729	$52,495	$(14,572)
Other comprehensive earnings before reclassifications	53,733	28,388	41,853	58,183
Amounts reclassified from accumulated other comprehensive earnings	(162)	(524)	(1,313)	(1,018)
Net current-period other comprehensive earnings (loss)	$53,571	$27,864	$40,540	$57,165
Ending balance	$93,035	$42,593	$93,035	$42,593
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,752	$-

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. We recognized $0.1 million of credit loss expense on available-for-sale securities in the second quarter of 2020 and $1.0 million in the first six months of 2020, increasing the allowance for credit losses on fixed income securities to $1.0 million. No write-offs or recoveries were applied to the allowances in the first half of 2020. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three-Month		For the Six-Month
Component of Accumulated	Periods Ended June 30,		Periods Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2020	2019	2020	2019	Statement of Earnings

Unrealized gains and losses on available-for-sale securities	$312	$664	$2,618	$1,289	Net realized gains (losses)
	(107)	-	(956)	-	Credit losses presented within net realized gains
	$205	$664	$1,662	$1,289	Earnings before income taxes
	(43)	(140)	(349)	(271)	Income tax expense
	$162	$524	$1,313	$1,018	Net earnings

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

Common Stock: As of June 30, 2020, all of our common stock holdings are traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

H. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

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

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2020 and 2019:

SALES	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$42,874	$3,495	$(1,162)	$2,333
Equities	52,533	19,569	(6,732)	12,837
2019
Available-for-sale	$133,473	$2,346	$(1,106)	$1,240
Equities	33,360	13,016	(711)	12,305

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$121,911	$294	$(9)	$285
2019
Available-for-sale	$53,113	$58	$(9)	$49

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below:

	As of June 30, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$186,838	$—	$186,838
U.S. agency	—	32,091	—	32,091
Non-U.S. govt. & agency	—	7,692	—	7,692
Agency MBS	—	409,167	—	409,167
ABS/CMBS*	—	218,507	—	218,507
Corporate	—	758,066	7,059	765,125
Municipal	—	455,673	—	455,673
Total fixed income securities - available-for-sale	$—	$2,068,034	$7,059	$2,075,093
Equity securities	422,198	—	—	422,198
Other invested assets	15,792	—	—	15,792
Total	$437,990	$2,068,034	$7,059	$2,513,083

	As of December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$193,661	$—	$193,661
U.S. agency	—	38,855	—	38,855
Non-U.S. govt. & agency	—	7,628	—	7,628
Agency MBS	—	420,165	—	420,165
ABS/CMBS*	—	224,870	—	224,870
Corporate	—	690,297	1,770	692,067
Municipal	—	405,840	—	405,840
Total fixed income securities - available-for-sale	$—	$1,981,316	$1,770	$1,983,086
Equity securities	460,630	—	—	460,630
Total	$460,630	$1,981,316	$1,770	$2,443,716

* Non-agency asset-backed and commercial mortgage-backed

As of June 30, 2020, we had $7.1 million of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3). The following table summarizes changes in the balance of these Level 3 securities.

Level 3
(in thousands)	Securities
Balance as of January 1, 2020	$1,770
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(10)
Net realized gains (losses)	(96)
Included in other comprehensive earnings	(282)
Total net realized and unrealized gains (losses)	$(388)
Purchases	5,677
Balance as of June 30, 2020	$7,059

Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(96)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(282)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2020 were as follows:

	June 30, 2020
Available-for-sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$75,077	$75,888
Due after one year through five years	472,458	495,968
Due after five years through 10 years	526,480	571,103
Due after 10 years	279,538	304,460
Mtge/ABS/CMBS*	602,584	627,674
Total available-for-sale	$1,956,137	$2,075,093

*Mortgage-backed, asset-backed and commercial mortgage-backed

The amortized cost and fair value of available-for-sale securities at June 30, 2020 and December 31, 2019 are presented in the tables below. Amortized cost does not include the $14.1 million and $13.5 million of accrued interest receivable as of June 30, 2020 and December 31, 2019, respectively.

Available-for-sale	June 30, 2020
(in thousands)	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
Asset Class	Cost	Losses	Gains	Losses	Value
U.S. government	$171,174	$-	$15,664	$-	$186,838
U.S. agency	27,913	-	4,178	-	32,091
Non-U.S. govt. & agency	7,316	-	401	(25)	7,692
Agency MBS	388,036	-	21,208	(77)	409,167
ABS/CMBS*	214,548	(54)	5,218	(1,205)	218,507
Corporate	717,748	(931)	54,610	(6,302)	765,125
Municipal	429,402	-	26,341	(70)	455,673
Total Fixed Income	$1,956,137	$(985)	$127,620	$(7,679)	$2,075,093

*Non-agency asset-backed and commercial mortgage-backed

Available-for-sale	December 31, 2019
(in thousands)	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
Asset Class	Cost	Losses	Gains	Losses	Value
U.S. government	$186,699	$-	$6,994	$(32)	$193,661
U.S. agency	36,535	-	2,362	(42)	38,855
Non-U.S. govt. & agency	7,333	-	295	-	7,628
Agency MBS	411,808	-	8,920	(563)	420,165
ABS/CMBS*	222,832	-	2,514	(476)	224,870
Corporate	659,640	-	33,245	(818)	692,067
Municipal	390,431	-	16,131	(722)	405,840
Total Fixed Income	$1,915,278	$-	$70,461	$(2,653)	$1,983,086

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

As of June 30, 2020, the discounted cash flow analysis resulted in an allowance for credit losses on 36 securities totaling $1.0 million. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, we believe we will recover the amortized cost basis on the available-for-sale securities not included in the allowance for credit losses. We do not intend to sell the available-for-sale securities in an unrealized loss position and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We continually monitor the credit quality of our fixed income investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest.

Prior to the adoption of ASU 2016-13, we conducted reviews of fixed income securities with unrealized losses to evaluate whether an impairment was other-than-temporary. Any credit-related impairment on fixed income securities we did not plan to sell and for which we were not more likely than not to be required to sell were recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. We did not recognize any other-than-temporary impairment losses in earnings on the fixed income portfolio in the first six months of 2019.

As of June 30, 2020, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 249 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $7.7 million in associated unrealized losses represents 0.4 percent of the fixed income portfolio’s cost basis and 0.3 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first six months of 2020, as increased credit spreads more than offset declines in interest rates during the period, primarily in the corporate portfolio. Of the total 285 securities, 32 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2020, after factoring in the allowance for credit losses, and December 31, 2019.

	June 30, 2020			December 31, 2019
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total

U.S. government
Fair value	$—	$—	$—	$2,505	$8,463	$10,968
Amortized cost	—	—	—	2,506	8,494	11,000
Unrealized Loss	$—	$—	$—	$(1)	$(31)	$(32)

U.S. agency
Fair value	$—	$—	$—	$6,794	$—	$6,794
Amortized cost	—	—	—	6,836	—	6,836
Unrealized Loss	$—	$—	$—	$(42)	$—	$(42)

Non-U.S. government
Fair value	$1,995	$—	$1,995	$—	$—	$—
Amortized cost	2,020	—	2,020	—	—	—
Unrealized Loss	$(25)	$—	$(25)	$—	$—	$—

Agency MBS
Fair value	$22,294	$468	$22,762	$21,548	$41,718	$63,266
Amortized cost	22,368	471	22,839	21,664	42,165	63,829
Unrealized Loss	$(74)	$(3)	$(77)	$(116)	$(447)	$(563)

ABS/CMBS*
Fair value	$34,445	$15,578	$50,023	$74,968	$18,036	$93,004
Amortized cost	35,297	15,931	51,228	75,332	18,148	93,480
Unrealized Loss	$(852)	$(353)	$(1,205)	$(364)	$(112)	$(476)

Corporate
Fair value	$110,503	$5,185	$115,688	$16,478	$9,348	$25,826
Amortized cost	116,140	5,850	121,990	16,950	9,694	26,644
Unrealized Loss	$(5,637)	$(665)	$(6,302)	$(472)	$(346)	$(818)

Municipal
Fair value	$12,038	$—	$12,038	$47,018	$—	$47,018
Amortized cost	12,108	—	12,108	47,740	—	47,740
Unrealized Loss	$(70)	$—	$(70)	$(722)	$—	$(722)

Total fixed income
Fair value	$181,275	$21,231	$202,506	$169,311	$77,565	$246,876
Amortized cost	187,933	22,252	210,185	171,028	78,501	249,529
Unrealized Loss	$(6,658)	$(1,021)	$(7,679)	$(1,717)	$(936)	$(2,653)

* Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2020 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total

1	AAA/AA/A	Aaa/Aa/A	$100,257	$98,089	$(2,168)	28.2%
2	BBB	Baa	10,076	9,860	(216)	2.8%
3	BB	Ba	51,161	49,264	(1,897)	24.7%
4	B	B	42,541	40,086	(2,455)	32.0%
5	CCC	Caa	5,822	5,019	(803)	10.5%
6	CC or lower	Ca or lower	328	188	(140)	1.8%
		Total	$210,185	$202,506	$(7,679)	100.0%

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized on equity securities still held as of June 30, 2020 were $72.4 million during the second quarter, while unrealized losses were $42.9 million during the first half of 2020. Comparatively, unrealized gains recognized on equity securities still held as of June 30, 2019 were $12.9 million during the second quarter and $54.8 million during the first half of 2019.

Other Invested Assets

We had $63.4 million of other invested assets at June 30, 2020, compared to $70.4 million at the end of 2019. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), investments in private funds and investments in restricted stock. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value. Restricted stock is carried at quoted market prices, as the restrictions expire within one year.

Our LIHTC interests had a balance of $21.6 million at June 30, 2020, compared to $23.3 million at December 31, 2019 and recognized a total tax benefit of $0.9 million during the second quarter of 2020, compared to $0.6 million the prior year. For the six-month periods ended June 30, 2020 and 2019, our LIHTC interest recognized a total benefit of $1.8 million and $1.2 million, respectively. Our unfunded commitment for our LIHTC investments totaled $7.4 million at June 30, 2020 and will be paid out in installments through 2035.

As of June 30, 2020, $14.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six-month period ended June 30, 2020, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $24.4 million at June 30, 2020, compared to $46.0 million at December 31, 2019, and we had $10.4 million of associated unfunded commitments at June 30, 2020. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. During the first quarter of 2020, one of the private funds transitioned into a publicly traded common stock. Short term restrictions, limiting our ability to sell without prior approval, were established and remain in place. Our investment in restricted stock was $15.8 million as of June 30, 2020. For our remaining investments in private funds, the timed dissolution of the partnerships would trigger redemption.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $84.8 million at June 30, 2020, compared to $46.2 million at the end of 2019.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2020 and 2019:

	For the Six-Month Periods
	Ended June 30,
(in thousands)	2020	2019
Unpaid losses and LAE at beginning of year
Gross	$1,574,352	$1,461,348
Ceded	(384,517)	(364,999)
Net	$1,189,835	$1,096,349

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$(1,345)	$—

Increase (decrease) in incurred losses and LAE
Current accident year	$253,031	$239,053
Prior accident years	(40,808)	(40,837)
Total incurred	$212,223	$198,216

Loss and LAE payments for claims incurred
Current accident year	$(25,588)	$(23,624)
Prior accident years	(148,885)	(126,972)
Total paid	$(174,473)	$(150,596)

Net unpaid losses and LAE at June 30	$1,226,240	$1,143,969

Unpaid losses and LAE at June 30
Gross	$1,590,996	$1,506,279
Ceded	(364,756)	(362,310)
Net	$1,226,240	$1,143,969

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

For the first six months of 2020, incurred losses and LAE included $40.8 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, executive products, general liability, marine, small commercial and surety. No products experienced significant adverse development.

For the first six months of 2019, incurred losses and LAE included $40.8 million of favorable development on prior years’ loss reserves. Transportation, general liability, commercial excess and personal umbrella, professional services and surety were drivers of the favorable development. Executive products experienced adverse development.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of June 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite as a result of the spread of COVID-19 and the related economic shutdown. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and six-month periods ended June 30, 2020 was 19.8 percent and 13.0 percent, respectively, compared to 17.1 percent and 18.9 percent, respectively, for the same periods in 2019. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the three-month period in 2020 due to higher levels of pre-tax earnings and lower levels of tax-favored adjustments compared to 2019. For the six-month period, lower levels of pre-tax earnings caused tax-favored adjustments to be larger on a percentage basis in 2020 compared to the prior year.

Income tax expense (benefit) attributable to income from operations for the three and six-month periods ended June 30, 2020 and 2019 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three-Month Periods Ended June 30,				For the Six-Month Periods Ended June 30,
	2020		2019		2020		2019
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$24,124	21.0%	$10,254	21.0%	$7,458	21.0%	$27,419	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(265)	(0.2)%	(2,191)	(4.5)%	(1,293)	(3.6)%	(2,932)	(2.3)%
Tax exempt interest income	(323)	(0.3)%	(309)	(0.6)%	(636)	(1.8)%	(654)	(0.5)%
Dividends received deduction	(212)	(0.2)%	(214)	(0.4)%	(484)	(1.4)%	(417)	(0.3)%
ESOP dividends paid deduction	(137)	(0.1)%	(140)	(0.3)%	(269)	(0.8)%	(277)	(0.2)%
Nondeductible expenses	161	0.1%	414	0.8%	364	1.0%	922	0.7%
Other items, net	(635)	(0.5)%	547	1.1%	(524)	(1.4)%	568	0.5%
Total tax expense (benefit)	$22,713	19.8%	$8,361	17.1%	$4,616	13.0%	$24,629	18.9%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have awarded 2,312,835 stock options and restricted stock units under the 2015 LTIP.

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

The following tables summarize option activity for the six-month periods ended June 30, 2020 and 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2020	1,667,290	$62.52
Options granted	30,375	94.62
Options exercised	(72,180)	45.92		$3,181
Options canceled/forfeited	(2,370)	66.57
Outstanding options at June 30, 2020	1,623,115	$63.86	4.82	$30,819
Exercisable options at June 30, 2020	878,335	$57.70	3.89	$21,544

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)

Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	292,150	80.36
Options exercised	(414,470)	44.70		$14,941
Options canceled/forfeited	(33,600)	57.61
Outstanding options at June 30, 2019	1,808,960	$60.59	5.57	$45,448
Exercisable options at June 30, 2019	672,110	$52.17	4.21	$22,544

Through 2019, the majority of our annual stock option grants were authorized at our regular board meeting in May. In addition, quarterly grants to certain retirement eligible employees were historically authorized at the May meeting. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allowed for a more even expense distribution throughout the year. In 2020, the COVID-19 pandemic created economic uncertainty and the Company deemed it prudent to defer any decision on whether to grant stock options until a later date. The options granted in the six-month period ended June 30, 2020 related to the quarterly grants authorized at the May 2019 board meeting.

In the first six months of 2020, 30,375 stock options were granted with a weighted average exercise price of $94.62 and a weighted average fair value of $14.48. We recognized $0.6 million of expense in the second quarter of 2020 and $1.6 million in the first six months of 2020 related to options vesting. Since options granted under our 2015 LTIP are non-qualified, we recorded a tax benefit of $0.1 million in the second quarter of 2020 and $0.3 million in the first six months of 2020 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $3.6 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.4 million of compensation expense in the second quarter of 2019 and $2.4 million in the first six months of 2019. We recorded a tax benefit of $0.3 million in the second quarter of 2019 and $0.5 million in the first six months of 2019 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2020		2019

Weighted-average fair value of grants	$14.48		$13.33
Risk-free interest rates	1.54%		2.42%
Dividend yield	2.69%		2.69%
Expected volatility	22.68%		22.71%
Expected option life	4.99	years	4.96	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. These units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. RSUs are generally granted at our regular board meeting in May. However, in 2020, the COVID-19 pandemic created economic uncertainty and the Company deferred the decision on whether to grant RSUs to employees and outside directors until a later date.

As of June 30, 2020, 45,350 RSUs have been granted to employees under the 2015 LTIP and 28,946 remain outstanding. We recognized $0.1 million of expense on these units in the second quarter of 2020 and $0.3 million in the first six months of 2020. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $0.6 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.2 million in the second quarter of 2019 and $0.3 million in the first six months of 2019.

In 2019, each outside director received RSUs with a fair market value that approximated $50 thousand on the date of grant as part of annual director compensation. Director RSUs vest one year from the date of grant. As of June 30, 2020, 15,085 restricted stock units have been granted to directors under the 2015 LTIP and none remain outstanding. We recognized less than $0.1 million of compensation expense on these units in the second quarter of 2020 and $0.2 million in the first six months of 2020. Comparatively, we recognized $0.2 million of compensation expense on these units in the second quarter of 2019 and $0.3 million in the first six months of 2019.

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three-Month Periods		For the Six-Month Periods
REVENUES	Ended June 30,		Ended June 30,
(in thousands)	2020	2019	2020	2019
Casualty	$135,215	$138,344	$278,635	$275,244
Property	45,387	39,972	89,735	78,718
Surety	28,132	29,225	55,946	58,268
Net premiums earned	$208,734	$207,541	$424,316	$412,230
Net investment income	16,917	16,998	34,695	33,563
Net realized gains (losses)	(2,109)	4,764	13,043	13,832
Net unrealized gains (losses) on equity securities	74,705	8,810	(55,690)	42,308
Total consolidated revenue	$298,247	$238,113	$416,364	$501,933

NET EARNINGS (LOSS)
(in thousands)	2020	2019	2020	2019
Casualty	$9,733	$6,939	$8,410	$12,282
Property	6,167	(436)	16,075	7,810
Surety	8,263	8,429	16,917	17,273
Net underwriting income	$24,163	$14,932	$41,402	$37,365
Net investment income	16,917	16,998	34,695	33,563
Net realized gains (losses)	(2,109)	4,764	13,043	13,832
Net unrealized gains (losses) on equity securities	74,705	8,810	(55,690)	42,308
General corporate expense and interest on debt	(3,897)	(5,144)	(7,549)	(10,281)
Equity in earnings of unconsolidated investees	5,100	8,468	9,614	13,782
Earnings before income taxes	$114,879	$48,828	$35,515	$130,569
Income tax expense	22,713	8,361	4,616	24,629
Net earnings	$92,166	$40,467	$30,899	$105,940

The following table further summarizes revenues by major product type within each operating segment:

	For the Three-Month Periods		For the Six-Month Periods
NET PREMIUMS EARNED	Ended June 30,		Ended June 30,
(in thousands)	2020	2019	2020	2019
Casualty
Commercial excess and personal umbrella	$42,321	$34,340	$82,409	$66,621
General liability	22,651	25,347	46,649	49,235
Professional services	21,384	19,275	42,079	39,574
Commercial transportation	11,139	20,508	32,324	40,912
Small commercial	15,791	13,315	31,424	26,503
Executive products	6,975	6,381	14,306	12,450
Other casualty	14,954	19,178	29,444	39,949
Total	$135,215	$138,344	$278,635	$275,244

Property
Marine	$20,712	$18,579	$40,289	$35,600
Commercial property	19,048	16,275	38,203	33,150
Specialty personal	4,936	4,792	9,936	9,376
Other property	691	326	1,307	592
Total	$45,387	$39,972	$89,735	$78,718

Surety
Commercial	$10,806	$10,975	$21,744	$21,787
Miscellaneous	10,499	11,280	21,015	22,882
Contract	6,827	6,970	13,187	13,599
Total	$28,132	$29,225	$55,946	$58,268

Grand Total	$208,734	$207,541	$424,316	$412,230

7. LEASES

Right-of-use (ROU) assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease ROU assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements may include options to extend or terminate. The options are exercised at our discretion and are included in operating lease liabilities if it is reasonably certain the option will be exercised. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Operating lease cost for future minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease cost is expensed in the period in which the obligation is incurred. Sublease income is recognized on a straight-line basis over the sublease term.

The Company’s operating lease obligations are for branch office facilities. Our leases have remaining lease terms of 1 to 15 years. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,370	$1,445	$2,776	$2,927
Variable lease cost	320	892	675	1,210
Sublease income	(42)	-	(42)	-
Total lease cost	$1,648	$2,337	$3,409	$4,137

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,503	$1,402	$2,990	$2,797

ROU assets obtained in exchange for new operating lease liabilities	$-	$231	$15	$951

Reduction to ROU assets resulting from reduction to lease liabilities	$-	$1,279	$-	$1,279

Other non-cash reductions to ROU assets	$-	$-	$1,192	$-

(in thousands)	June 30, 2020		December 31, 2019
Operating lease ROU assets	$18,648		$22,335

Operating lease liabilities	$21,766		$24,475

Weighted-average remaining lease term - operating leases	4.26	years	4.69	years

Weighted-average discount rate - operating leases	2.34%		2.33%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

(in thousands)	June 30, 2020
2020	$3,002
2021	5,976
2022	5,904
2023	4,386
2024	2,334
Thereafter	1,365
Total future minimum lease payments	$22,967

Less imputed interest	(1,201)
Total operating lease liability	$21,766

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We seek to limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining consistent policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

The following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q and in note 12 to the consolidated financial statements in our 2019 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gain or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
(in thousands)	2020	2019	2020	2019
Net earnings	$92,166	$40,467	$30,899	$105,940
Income tax expense	22,713	8,361	4,616	24,629
Earnings before income taxes	$114,879	$48,828	$35,515	$130,569
Equity in earnings of unconsolidated investees	(5,100)	(8,468)	(9,614)	(13,782)
General corporate expenses	1,994	3,283	3,749	6,559
Interest expense on debt	1,903	1,861	3,800	3,722
Net unrealized (gains) losses on equity securities	(74,705)	(8,810)	55,690	(42,308)
Net realized (gains) losses	2,109	(4,764)	(13,043)	(13,832)
Net investment income	(16,917)	(16,998)	(34,695)	(33,563)
Net underwriting income	$24,163	$14,932	$41,402	$37,365

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

IMPACT OF COVID-19

The coronavirus (COVID-19) pandemic continues to impact individuals, businesses and the economy. As an employee-owned company, the health and well-being of our customers, partners and associates is our highest priority. While a large percentage of our associates are still working from home, our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers.

It is difficult to predict how and to what extent the economic slowdown will have on our revenues in the coming months. To date, our most impacted product line has been public transportation. A large number of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home orders. For the six-month period ended June 30, 2020, transportation gross written premium was down $33.3 million when compared to 2019. We would expect transportation premium to continue to be down from prior periods until the use of public transportation increases, which may not be until after there is a vaccine, effective treatment or significant reduction in cases. Additionally, slowdowns in the construction industry contributed to premium declines for our general liability and surety products in the second quarter. A number of our products support the construction industry and revenues may continue to be impacted to the extent this sector experiences disruption. However, we have many product lines that may see little to no impact on the amount of premium we write, including our personal lines products, management liability products and property businesses.

We have been fair and flexible with our customers in regards to modifying exposures and payment terms and we are in compliance with any applicable state regulatory directives on such changes. Insureds continue to make payments in accordance with the agreed upon schedules and we have not experienced a material increase in the amount of expense associated with uncollectible receivables.

The loss exposure arising out of the spread of COVID-19 and resulting shutdown will take time to resolve. We do not offer event cancellation, travel, trade credit or pandemic-related coverages which would be more directly impacted by the COVID-19 pandemic. The Company has received a number of claims, the majority of which relate to business interruption. We are reviewing the individual circumstances of each claim submitted and will fulfill our obligation to pay if coverage applies. The derivative implications that COVID-19 has on the economy may have negative implications on products that are correlated with the credit cycle, including, but not limited to, some of our executive products and surety offerings. In the second quarter of 2020, $5.8 million of net reserves were established to address the increased risk of loss and expense that emanated from the economic downturn brought on by the pandemic. Combined with the reserves established in the first quarter that addressed the expected increase in costs to investigate and defend business interruption claims, $10.8 million of COVID-19 related net losses have been recognized in the first six months of 2020.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of June 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate opportunities for expense savings and efficiencies and have taken targeted actions to reduce or defer expenses, including certain hiring freezes, position consolidations and executive merit increase suspensions. Travel was limited and any decision on granting share-based compensation, which normally takes place at our May board meeting, was deferred until a later date, resulting in a reduced level of compensation expense in the second quarter. Bonus and profit sharing expense is correlated with company performance and is responsible for the largest portion of the total expense decline for the six-month period ended June 30, when compared to 2019. The performance-related expenses recognized for the 2020 fiscal year will be dependent on the full year’s results and may increase or decrease in the second half of the year.

Although we have recovered a large portion of the market value declines recorded in the first quarter, equity securities have not fully returned to levels recorded at year end. Net after-tax realized and unrealized losses on equity securities were $33.9 million in the first half of 2020. Conversely, lower interest rates increased the fair value of the fixed income portfolio, which resulted in $40.5 million of after-tax other comprehensive earnings for the six-month period ended June 30, 2020. With the decline in yields, reinvestment rates are now lower than in previous years, which will cap the portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base.

Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime) continued to contribute towards positive net earnings. While earnings for Prime were modestly higher, Maui Jim results were negatively impacted by the shutdown much of the traditional retail sector experienced during the second quarter. The economic downturn may continue to impact the results of these investees, particularly if there is any lasting impact on the retail sector as it relates to Maui Jim.

We produced solid operating results in the first half of the year and believe our financial position has remained strong despite the impact of the COVID-19 pandemic. We generated $83.8 million of net operating cash inflows and believe we have adequate liquidity. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million. There were no amounts outstanding under any of these facilities as of June 30, 2020. In addition to the $160.7 million of cash and other investments maturing within one year as of June 30, 2020, we believe that cash generated from operations, the liquidity of our fixed income portfolio and our unused lines of credit provide sufficient sources of cash to meet our anticipated needs over the next 12 to 24 months.

Ultimately, the extent to which COVID-19 will impact our business will be influenced by how long it takes for the economy to recover. We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic downturn and uncertainty we are currently experiencing.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Consolidated revenue for the first half of 2020 decreased $85.6 million from the first half of 2019 as performance in the equity portfolio varied significantly between the periods. Overall market declines resulted in $55.7 million of unrealized losses on equity securities in 2020, while positive returns generated $42.3 million of unrealized gains in our equity portfolio in the first half of 2019. Net premiums earned for the Group increased 3 percent, driven by growth from our casualty and property segments. Investment income increased 3 percent due to a larger asset base relative to the prior year. Realized gains during the first half were $13.0 million and were comprised of $12.8 million of realized gains on equity securities from rebalancing our portfolio, $2.6 million of realized gains on the fixed income portfolio and $2.4 million of other realized losses. This compares to $12.3 million of realized gains on the equity portfolio, $1.3 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains for the same period in 2019.

	For the Six-Month Periods
	Ended June 30,
	2020	2019
Consolidated revenues (in thousands)
Net premiums earned	$424,316	$412,230
Net investment income	34,695	33,563
Net realized gains (losses)	13,043	13,832
Net unrealized gains (losses) on equity securities	(55,690)	42,308
Total consolidated revenue	$416,364	$501,933

Net earnings for the first six months of 2020 totaled $30.9 million, compared to $105.9 million for the same period last year. The decrease in earnings for 2020 was primarily attributed to $44.0 million of net after-tax unrealized losses on equity securities, compared to $33.4 million of after-tax unrealized gains in 2019. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $40.8 million in the first half of 2020 and 2019. Pretax losses from storms and civil unrest were $6.5 million, compared to $5.0 million of storm losses for the same period in 2019. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $5.1 million in 2020, compared to $5.3 million in 2019. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the first half of 2020, equity in earnings of unconsolidated investees totaled $9.6 million. This amount includes $5.2 million from Maui Jim and $4.4 million from Prime. Comparatively, the first half of 2019 reflected $13.8 million of earnings, including $10.1 million from Maui Jim and $3.7 million from Prime. The decline in earnings from Maui Jim is reflective of the shutdown much of the traditional retail sector experienced as a result of the pandemic during the second quarter.

Comprehensive earnings totaled $71.4 million for the first six months of 2020, compared to $163.1 million for the first half of 2019. Other comprehensive earnings primarily included net after-tax unrealized gains from the fixed income portfolio and totaled $40.5 million in the first half of 2020, compared to $57.2 million in 2019. The unrealized gains were attributable to declining interest rates in both periods, which increased the fair value of securities held in the fixed income portfolio. However, wider credit spreads partially offset the impact of the lower treasury rates in 2020.

Premiums

Gross premiums written for the Group increased $18.8 million, or 4 percent, for the first half of 2020 when compared to the same period of 2019. Products in our property and casualty segments drove the growth. Net premiums earned increased $12.1 million, or 3 percent, also driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six-Month Periods Ended June 30,			For the Six-Month Periods Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Casualty
Commercial excess and personal umbrella	$115,533	$90,422	28%	$82,409	$66,621	24%
General liability	51,357	54,773	(6)%	46,649	49,235	(5)%
Professional services	45,967	44,984	2%	42,079	39,574	6%
Commercial transportation	15,097	48,391	(69)%	32,324	40,912	(21)%
Small commercial	33,257	30,208	10%	31,424	26,503	19%
Executive products	47,959	37,649	27%	14,306	12,450	15%
Other casualty	40,113	34,803	15%	29,444	39,949	(26)%
Total	$349,283	$341,230	2%	$278,635	$275,244	1%

Property
Marine	$46,925	$44,150	6%	$40,289	$35,600	13%
Commercial property	67,090	57,450	17%	38,203	33,150	15%
Specialty personal	10,177	10,957	(7)%	9,936	9,376	6%
Other property	1,815	824	120%	1,307	592	121%
Total	$126,007	$113,381	11%	$89,735	$78,718	14%

Surety
Commercial	$20,902	$22,223	(6)%	$21,744	$21,787	(0)%
Miscellaneous	22,260	22,400	(1)%	21,015	22,882	(8)%
Contract	14,533	14,949	(3)%	13,187	13,599	(3)%
Total	$57,695	$59,572	(3)%	$55,946	$58,268	(4)%

Grand Total	$532,985	$514,183	4%	$424,316	$412,230	3%

Casualty

Gross premiums written for the casualty segment were up $8.1 million in the first six months of 2020. Premiums from commercial excess and personal umbrella increased $25.1 million, due to an expanded distribution base in personal umbrella and rate increases. Small commercial continued to benefit from new production sources and geographic expansion. Substantial rate increases led to a 27 percent increase for our executive products group. Other casualty increased $5.3 million, as our general binding authority (GBA) business continued to grow.

Commercial transportation has been significantly affected by the stay at home orders associated with COVID-19, particularly our public lines. Public transportation focuses on charter, school and transit busses, which stopped running to a large degree in March. The reduced utilization led to a $33.3 million decline in gross premiums written in the first six months of 2020.

Property

Gross premiums written for the property segment were up $12.6 million in the first half of 2020. Our commercial property business was up $9.6 million, as an improving market allowed our underwriters to find more opportunities with acceptable rate levels. Additionally, rates on wind-prone and earthquake exposures continued to increase over the first half of the year. Rate increases and market disruption, which created new business opportunities, led to $2.8 million of growth for our marine product. Other property premium increased as a result of property exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $57.7 million for the first six months of 2020, a decrease of $1.9 million from the same period last year. The economic slowdown and decreased commodity pricing has reduced demand for surety bonds. Additionally, we continually monitor our portfolio for higher risk accounts and have selectively eliminated exposures that no longer met our underwriting standards.

Underwriting Income

Underwriting income for the Group totaled $41.4 million for the first six months of 2020, compared to $37.4 million in the same period of 2019. Both periods reflect positive underwriting results for the current accident year and similar amounts of favorable reserve development on prior accident years. The combined ratio for the Group totaled 90.2 in the first half of 2020, compared to 90.9 in the same period of 2019. The loss ratio increased to 50.0 from 48.1, primarily due to the addition of $10.8 million in current accident year reserves related to COVID-19 loss and claim defense costs. The Group’s expense ratio decreased to 40.2 from 42.8, as 2019 experienced stronger growth in book value, which led to larger levels of bonus and profit-sharing expenses.

	For the Six-Month Periods
	Ended June 30,
	2020	2019
Underwriting income (in thousands)
Casualty	$8,410	$12,282
Property	16,075	7,810
Surety	16,917	17,273
Total	$41,402	$37,365

Combined ratio
Casualty	97.0	95.5
Property	82.1	90.1
Surety	69.8	70.4
Total	90.2	90.9

Casualty

The casualty segment recorded underwriting earnings of $8.4 million in the first half of 2020, compared to $12.3 million of underwriting income for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $27.5 million, primarily on accident years 2016 through 2019. Transportation, general liability, executive products and small commercial were drivers of the favorable development. In comparison, $30.7 million of reserves were released in the first half of 2019. General liability, professional services, transportation, commercial excess, personal umbrella and small commercial developed favorably, while executive products developed adversely.

The combined ratio for the casualty segment was 97.0 in 2020, compared to 95.5 in 2019. The segment’s loss ratio was 61.7 in 2020, up from 58.3 in 2019. The loss ratio increased in 2020 as a result of less favorable development on prior years’ reserves and the addition of $7.7 million in current year reserves related to COVID-19 loss and defense costs. The expense ratio for the casualty segment was 35.3, down from 37.2 for the same period last year, as reduced levels of bonus and profit-sharing expenses were incurred.

Property

The property segment recorded underwriting income of $16.1 million for the first six months of 2020, compared to $7.8 million for the same period last year. Underwriting results for 2020 included $5.5 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.3 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs. Comparatively, the 2019 underwriting results included $2.1 million of favorable development on prior years’ loss and catastrophe reserves and $4.7 million of storm losses.

Underwriting results for the first half of 2020 translated into a combined ratio of 82.1, compared to 90.1 for the same period last year. The segment’s loss ratio was 41.8 in 2020, down from 45.1 in 2019 due to lower current accident year losses and more favorable development on prior years’ reserves. The segment’s expense ratio decreased to 40.3 in 2020 from 45.0 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses.

Surety

The surety segment recorded underwriting income of $16.9 million for the first half of 2020, compared to $17.3 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2020 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $7.8 million, and offset $1.1 million in current year reserves established for COVID-19 related losses. Comparatively, 2019 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $8.0 million.

The combined ratio for the surety segment totaled 69.8 for the first six months of 2020, compared to 70.4 for the same period in 2019. The segment’s loss ratio was 5.0 in 2020, up from 3.6 in 2019. The expense ratio was 64.8, down from 66.8 in the prior year.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $34.7 million during the first half of 2020, an increase of 3.4 percent from that reported for the same period in 2019. The increase in investment income was largely due to a larger asset base relative to the prior year.

Yields on our fixed income investments for the first half of 2020 and 2019 were as follows:

	2020	2019
Pretax Yield
Taxable	3.22%	3.44%
Tax-Exempt	2.75%	2.83%
After-Tax Yield
Taxable	2.54%	2.72%
Tax-Exempt	2.61%	2.68%

We recognized $13.0 million of realized gains in the first half of 2020, which were comprised of $12.8 million of realized gains on equity securities from rebalancing our portfolio, $2.6 million of realized gains on the fixed income portfolio and $2.4 million of other realized losses. This compares to realized gains of $13.8 million in the first half of 2019, which were comprised of $12.3 million of realized gains on the equity portfolio, $1.3 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains.

The following table depicts the composition of our investment portfolio at June 30, 2020 as compared to December 31, 2019:

	June 30, 2020		December 31, 2019
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$2,075,093	78.4%	$1,983,086	77.5%
Equity securities	422,198	16.0%	460,630	18.0%
Other invested assets	63,440	2.4%	70,441	2.7%
Cash and short-term investments	84,797	3.2%	46,203	1.8%
Total	$2,645,528	100.0%	$2,560,360	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $92.0 million in the first six months of 2020. The increase was due to declines in interest rates during the first six months of the year, lifting the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.6 years at June 30, 2020, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $38.4 million during the first six months of 2020 as the equity market sold off sharply in the first quarter.

Income Taxes

Our effective tax rate for the first six months of 2020 was 13.0 percent, compared to 18.9 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was lower for the first half of 2020 as lower levels of pre-tax earnings caused tax-favored adjustments to be larger on a percentage basis when compared to the prior year.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated revenue for the second quarter of 2020 increased $60.1 million from the second quarter of 2019. A partial recovery from the market declines experienced in the first quarter resulted in $74.7 million of unrealized gains on equity securities in the second quarter of 2020, compared to $8.8 million of unrealized gains in the second quarter of 2019. Net premiums earned for the Group increased 1 percent, driven by growth from our property segment, which offset declines in our surety segment. Investment income decreased 1 percent due to lower average yields relative to the prior year. Realized losses during the quarter were $2.1 million and were comprised of $2.3 million of realized losses on equity securities from rebalancing our portfolio, $0.3 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses. This compares to realized gains of $4.8 million in the second quarter of 2019, which were comprised of $3.9 million of realized gains on the equity portfolio, $0.7 million of realized gains on the fixed income portfolio and $0.2 million of miscellaneous realized gains.

	For the Three-Month Periods
	Ended June 30,
	2020	2019
Consolidated revenues (in thousands)
Net premiums earned	$208,734	$207,541
Net investment income	16,917	16,998
Net realized gains (losses)	(2,109)	4,764
Net unrealized gains (losses) on equity securities	74,705	8,810
Total consolidated revenue	$298,247	$238,113

Net earnings for the second quarter of 2020 totaled $92.2 million, compared to $40.5 million for the same period in 2019. The increase in earnings for 2020 was primarily attributed to $59.0 million of net after-tax unrealized gains on equity securities, compared to $7.0 million in 2019. Underwriting results for both periods reflect profitable current accident year results and favorable development from prior years’ loss reserves. Favorable development on prior years’ loss reserves provided additional pretax earnings of $25.6 million in the second quarter of 2020, compared to $21.2 million in 2019. Catastrophe activity consisted of $6.0 million of pretax storm and civil unrest losses in the second quarter of 2020, compared to $4.0 million of storm losses in 2019. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $2.9 million in 2020, compared to $2.5 million in 2019. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital.

During the second quarter of 2020, equity in earnings of unconsolidated investees totaled $5.1 million. This amount includes $2.6 million from Maui Jim and $2.5 million from Prime. Comparatively, the second quarter of 2019 reflected $8.5 million of earnings, including $6.5 million from Maui Jim and $2.0 million from Prime. The decline in earnings from Maui Jim is reflective of the shutdown much of the traditional retail sector experienced as a result of the pandemic.

Comprehensive earnings totaled $145.7 million for the second quarter of 2020, compared to $68.3 million of comprehensive earnings for the second quarter of 2019. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The second quarter’s $53.6 million of other comprehensive earnings was due to declines in interest rates, which increased the market value of the portfolio. This compares to $27.9 million of other comprehensive earnings for the same period in 2019.

Premiums

Gross premiums written for the Group increased $3.9 million for the second quarter of 2020 when compared to the same period of 2019. Rate increases across the property and casualty portfolios were the largest influence on growth. Net premiums earned increased $1.2 million, also driven by products in the property segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three-Month Periods Ended June 30,			For the Three-Month Periods Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Casualty
Commercial excess and personal umbrella	$59,943	$49,427	21%	$42,321	$34,340	23%
General liability	26,666	32,030	(17)%	22,651	25,347	(11)%
Commercial transportation	18,874	30,712	(39)%	11,139	20,508	(46)%
Professional services	24,469	23,958	2%	21,384	19,275	11%
Small commercial	17,140	16,244	6%	15,791	13,315	19%
Executive products	27,012	22,100	22%	6,975	6,381	9%
Other casualty	15,943	14,652	9%	14,954	19,178	(22)%
Total	$190,047	$189,123	0%	$135,215	$138,344	(2)%

Property
Marine	$25,814	$24,070	7%	$20,712	$18,579	11%
Commercial property	37,311	33,900	10%	19,048	16,275	17%
Specialty personal	5,305	5,878	(10)%	4,936	4,792	3%
Other property	856	512	67%	691	326	112%
Total	$69,286	$64,360	8%	$45,387	$39,972	14%

Surety
Commercial	$9,622	$10,569	(9)%	$10,806	$10,975	(2)%
Miscellaneous	10,312	10,572	(2)%	10,499	11,280	(7)%
Contract	7,886	8,647	(9)%	6,827	6,970	(2)%
Total	$27,820	$29,788	(7)%	$28,132	$29,225	(4)%

Grand Total	$287,153	$283,271	1%	$208,734	$207,541	1%

Casualty

Gross premiums written for the casualty segment were up $0.9 million in the second quarter of 2020. Premiums from commercial excess and personal umbrella increased $10.5 million, due to an expanded distribution base in personal umbrella, which supplemented rate increases. Substantial rate increases led to a 22 percent increase for our executive products group.

Transportation continues to be significantly affected by the stay at home orders associated with COVID-19. This is particularly impactful on our public transportation book that has a focus on charter or city buses, which stopped running to a large degree in March. A slowdown or suspension of construction activity in certain parts of the country also led to the decline in general liability.

Property

Gross premiums written for the property segment totaled $69.3 million for the second quarter of 2020, up $4.9 million from the same period last year. Our commercial property business was up $3.4 million, as rates on wind-prone and earthquake exposures continued to increase. Market disruption created new business opportunities and led to $1.7 million of growth for our marine product. Other property premium increased as a result of property exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $27.8 million for the second quarter of 2020, a decrease of $2.0 million from the same period last year. The surety market remains very competitive. Additionally, the economic downturn, decreased commodity pricing and less regulation has reduced demand for bonds.

Underwriting Income

Underwriting income for the Group totaled $24.2 million for the second quarter of 2020, compared to $14.9 million in the same period last year. Both periods reflect positive underwriting results for the current accident year and favorable reserve development on prior accident years, with 2020 experiencing a larger benefit. The combined ratio for the Group totaled 88.4 in the second quarter of 2020, compared to 92.8 in the same period of 2019. The loss ratio decreased to 48.5 from 50.1, due to the increased level of favorable development in 2020. The Group’s expense ratio decreased to 39.9 from 42.7, as 2019 experienced stronger earnings and growth in book value in the six-month period ended June 30, which led to larger levels of bonus and profit-sharing expenses.

	For the Three-Month Periods
	Ended June 30,
	2020	2019
Underwriting income (loss) (in thousands)
Casualty	$9,733	$6,939
Property	6,167	(436)
Surety	8,263	8,429
Total	$24,163	$14,932

Combined ratio
Casualty	92.8	95.0
Property	86.4	101.1
Surety	70.6	71.2
Total	88.4	92.8

Casualty

The casualty segment recorded underwriting income of $9.7 million in the second quarter of 2020, compared to $6.9 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $21.1 million, primarily on accident years 2016 through 2018. Transportation, executive products, general liability and professional services were drivers of the favorable development. Partially offsetting these benefits, $4.7 million of current year reserves were established in the second quarter of 2020 for COVID-19 related loss and defense costs. In comparison, $17.5 million of reserves were released in the second quarter of 2019, with nearly every product contributing to the favorable development.

The combined ratio for the casualty segment was 92.8 in 2020, compared to 95.0 in 2019. The segment’s loss ratio was 57.4 in 2020, down from 57.9 in 2019. The loss ratio decreased in 2020 as a result of a shift in mix of business towards products with lower loss booking ratios and more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 35.4, down from 37.1 for the same period last year, as reduced levels of bonus and profit-sharing expenses were incurred.

Property

The property segment recorded underwriting income of $6.2 million for the second quarter of 2020, compared to $0.4 million of underwriting loss for the same period last year. Underwriting results for 2020 included $0.7 million of favorable development on prior years’ loss and catastrophe reserves and $4.8 million of storm and civil unrest losses. Comparatively, the 2019 underwriting results included $0.1 million of adverse development on prior years’ loss and catastrophe reserves and $3.9 million of storm losses.

Underwriting results for the second quarter of 2020 translated into a combined ratio of 86.4, compared to 101.1 for the same period last year. The segment’s loss ratio was 47.5 in 2020, down from 56.5 in 2019 due to the combination of a larger amount of favorable development and decreased current accident year non-catastrophe losses. The segment’s expense ratio decreased to 38.9 in 2020 from 44.6 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses and reduced levels of bonus and profit-sharing expenses were incurred.

Surety

The surety segment recorded underwriting income of $8.3 million for the second quarter of 2020, compared to $8.4 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2020 and 2019 included favorable development on prior accident years’ loss reserves across all products, which decreased the segment’s loss and settlement expenses by $3.8 million. Additionally, $1.1 million of reserves were established in 2020 for COVID-19 related losses.

The combined ratio for the surety segment totaled 70.6 for the second quarter of 2020, compared to 71.2 for the same period in 2019. The segment’s loss ratio was 7.1 in 2020, up from 4.1 in 2019 due to the recognition of COVID-19 related losses. The expense ratio was 63.5, down from 67.1 in the prior year as stronger growth in book value led to increased bonus and profit-sharing expenses in 2019.

Investment Income and Realized Capital Gains

Our investment portfolio generated net investment income of $16.9 million during the second quarter of 2020, a decrease of 0.5 percent from that reported for the same period in 2019. The decrease in investment income was largely due to a decline in yields relative to the prior year.

Yields on our fixed income investments for the second quarter of 2020 and 2019 were as follows:

	2Q 2020	2Q 2019
Pretax Yield
Taxable	3.17%	3.43%
Tax-Exempt	2.70%	2.83%
After-Tax Yield
Taxable	2.50%	2.71%
Tax-Exempt	2.56%	2.68%

We recognized $2.1 million of realized losses in the second quarter of 2020, which were comprised of $2.3 million of realized losses on equity securities from rebalancing our portfolio, $0.3 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses. This compares to realized gains of $4.8 million in the second quarter of 2019, which were comprised of $3.9 million of realized gains on the equity portfolio, $0.7 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains.

Income Taxes

Our effective tax rate for the second quarter of 2020 was 19.8 percent, compared to 17.1 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the second quarter of 2020 due to higher levels of pre-tax earnings and lower levels of tax-favored adjustments compared to 2019.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2020 and 2019:

(in thousands)	2020	2019
Operating cash flows	$83,773	$105,347
Investing cash flows	(26,666)	(100,654)
Financing cash flows	(18,513)	(9,999)
Total	$38,594	$(5,306)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first half of 2020 were impacted by increased levels of loss and settlement expense payments relative to the first six months of 2019. Additionally, improved financial performance in 2019 resulted in a higher level of bonus and profit-sharing contributions that were paid in the first quarter of 2020, which also reduced operating cash flows in 2020.

We have $149.4 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior note at June 30, 2020 was $162.7 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2020, we had cash and other investments maturing within one year of approximately $160.7 million and an additional $496.0 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the three-month period ended June 30, 2020, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank System provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2020, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2020 have increased $85.2 million from December 31, 2019. As of June 30, 2020, our investment portfolio had the following asset allocation breakdown:

Portfolio Allocation
(in thousands)
	Cost or	Fair	Unrealized	% of Total
Asset class	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$171,174	$186,838	$15,664	7.1%	AAA
U.S. agency	27,913	32,091	4,178	1.2%	AAA
Non-U.S. govt. & agency	7,316	7,692	376	0.3%	BBB
Agency MBS	388,036	409,167	21,131	15.5%	AAA
ABS/CMBS**	214,548	218,507	3,959	8.2%	AA+
Corporate	717,748	765,125	47,377	28.9%	BBB+
Municipal	429,402	455,673	26,271	17.2%	AA
Total Fixed Income	$1,956,137	$2,075,093	$118,956	78.4%	AA-
Equity	270,987	422,198	151,211	16.0%
Other Invested Assets	72,291	63,440	(8,851)	2.4%
Cash	84,797	84,797	—	3.2%
Total Portfolio	$2,384,212	$2,645,528	$261,316	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2020, our fixed income portfolio had the following rating distribution:

AAA	45.9%
AA	17.9%
A	20.4%
BBB	9.3%
BB	3.2%
B	2.4%
CCC	0.3%
NR	0.6%
Total	100.0%

As of June 30, 2020, the duration of the fixed income portfolio was 4.6 years. Our fixed income portfolio remained well diversified, with 1,288 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2020, we had $137.9 million in ABS which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2020, we had $80.6 million in commercial mortgage backed securities and $409.2 million in mortgage backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE backed MBS, our exposure to ABS and CMBS was 8.2 percent of our investment portfolio at quarter end.

We had $765.1 million in corporate fixed income securities as of June 30, 2020, which includes $98.2 million invested in a high yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

We also maintain an allocation to municipal fixed income securities. As of June 30, 2020, we had $455.7 million in municipal securities. The municipal portfolio includes approximately 73 percent tax-exempt securities and 27 percent taxable securities. Approximately 86 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Our equity portfolio had a fair value of $422.2 million as of June 30, 2020 and is also a source of liquidity. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of June 30, 2020, our equity portfolio had a dividend yield of 2.1 percent, compared to 1.9 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 221 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

We had $63.4 million of other invested assets at June 30, 2020, including investments in low income housing tax credit partnerships, membership in the FHLBC, investments in private funds and investments in restricted stock. As of June 30, 2020, $14.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six-month period ending June 30, 2020, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2020, our capital structure consisted of $149.4 million in 10-year maturity senior notes maturing in 2023 (debt) and $1.1 billion of shareholders’ equity. Debt outstanding comprised 12.4 percent of total capital as of June 30, 2020. Interest and fees on debt obligations totaled $3.8 million during the first six months of 2020, compared to $3.7 million during the same period in 2019. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended June 30, 2020 and 2019.

We paid a regular quarterly cash dividend of $0.24 per share on June 19, 2020, a $0.01 increase over the prior quarter. We have increased dividends in each of the last 45 years.

Our three insurance subsidiaries are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2020, our holding company had $1.1 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $43.4 million in liquid assets, which would cover the majority of our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2020, RLI Ins. paid $22.0 million in ordinary dividends to RLI Corp. In 2019, our principal insurance subsidiary paid ordinary dividends totaling $59.0 million. As of June 30, 2020, $43.3 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 84 percent rated A or better by at least two nationally recognized rating organizations.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document	Reference
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 8, 2020.
10.1	RLI Corp. 2015 Long-Term Incentive Plan	Attached as Exhibit 10.1.
10.2	RLI Corp. Annual Incentive Compensation Plan	Attached as Exhibit 10.2.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.
101	iXBRL-Related Documents	Attached as Exhibit 101.
104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 24, 2020