Form 10-Q
period 2020-09-30
RLI CORP
filed 2020-10-23
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2020, the number of shares outstanding of the registrant’s Common Stock was 45,055,164.

		Page

Part I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II - Other Information		38

Item 1.	Legal Proceedings	38

Item 1a.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net premiums earned	$216,630	$211,255	$640,946	$623,485
Net investment income	16,543	17,532	51,238	51,095
Net realized gains	1,512	3,211	14,555	17,043
Net unrealized gains (losses) on equity securities	28,126	4,906	(27,564)	47,214
Consolidated revenue	$262,811	$236,904	$679,175	$738,837
Losses and settlement expenses	127,596	108,990	339,819	307,206
Policy acquisition costs	71,032	71,552	213,436	214,586
Insurance operating expenses	16,850	16,982	45,137	50,597
Interest expense on debt	1,901	1,861	5,701	5,583
General corporate expenses	2,668	2,583	6,417	9,142
Total expenses	$220,047	$201,968	$610,510	$587,114
Equity in earnings of unconsolidated investees	8,745	4,011	18,359	17,793
Earnings before income taxes	$51,509	$38,947	$87,024	$169,516
Income tax expense	9,122	6,623	13,738	31,252
Net earnings	$42,387	$32,324	$73,286	$138,264

Other comprehensive earnings, net of tax	9,550	15,341	50,090	72,506
Comprehensive earnings	$51,937	$47,665	$123,376	$210,770

Earnings per share:
Basic:
Basic net earnings per share	$0.94	$0.72	$1.63	$3.09
Basic comprehensive earnings per share	$1.15	$1.06	$2.74	$4.72
Diluted:
Diluted net earnings per share	$0.93	$0.71	$1.62	$3.06
Diluted comprehensive earnings per share	$1.14	$1.05	$2.72	$4.66
Weighted average number of common shares outstanding:
Basic	45,014	44,823	44,962	44,689
Diluted	45,426	45,349	45,339	45,192

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2020	2019
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,159,795	$1,983,086
(amortized cost of $2,030,979 and allowance for credit losses of $632 at 9/30/20)
(amortized cost of $1,915,278 and allowance for credit losses of $0 at 12/31/19)
Equity securities, at fair value (cost - $280,337 at 9/30/20 and $262,131 at 12/31/19)	455,956	460,630
Other invested assets	59,988	70,441
Cash	70,589	46,203
Total investments and cash	$2,746,328	$2,560,360
Accrued investment income	15,685	14,587
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $17,246 at 9/30/20 and $16,682 at 12/31/19	159,427	160,369
Ceded unearned premium	102,902	93,656
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $8,097 at 9/30/20 and $9,402 at 12/31/19	399,960	384,517
Deferred policy acquisition costs	89,818	85,044
Property and equipment, at cost, net of accumulated depreciation of $67,555 at 9/30/20 and $62,703 at 12/31/19	52,113	53,121
Investment in unconsolidated investees	128,154	103,836
Goodwill and intangibles	53,821	54,127
Other assets	44,293	36,104
TOTAL ASSETS	$3,792,501	$3,545,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,686,876	$1,574,352
Unearned premiums	570,754	540,213
Reinsurance balances payable	31,646	25,691
Funds held	79,774	83,358
Income taxes-deferred	66,008	56,727
Bonds payable, long-term debt	149,442	149,302
Accrued expenses	46,516	66,626
Other liabilities	62,145	54,064
TOTAL LIABILITIES	$2,693,161	$2,550,333

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 at 9/30/20 and 100,000,000 at 12/31/19)
(67,985,378 shares issued, 45,055,164 shares outstanding at 9/30/20)
(67,799,229 shares issued, 44,869,015 shares outstanding at 12/31/19)	$680	$678
Paid-in capital	332,629	321,190
Accumulated other comprehensive earnings	102,585	52,473
Retained earnings	1,056,445	1,014,046
Deferred compensation	7,703	7,980
Less: Treasury shares, at cost
(22,930,214 shares at 9/30/20 and 12/31/19)	(400,702)	(400,979)
TOTAL SHAREHOLDERS’ EQUITY	$1,099,340	$995,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,792,501	$3,545,721

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings (loss)	—	65,473	—	—	—	65,473	—	—
Other comprehensive earnings (loss), net of tax	—	29,301	—	—	29,301	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,039)	1,039
Share-based compensation	50,213	2,892	1	2,891	—	—	—	—
Dividends and dividend equivalents ($0.22 per share)	—	(9,803)	—	—	—	(9,803)	—	—
Balance, March 31, 2019	44,554,256	$894,705	$675	$308,551	$14,729	$963,749	$7,315	$(400,314)
Net earnings (loss)	—	40,467	—	—	—	40,467	—	—
Other comprehensive earnings (loss), net of tax	—	27,864	—	—	27,864	—	—	—
Deferred compensation	—	—	—	—	—	—	215	(215)
Share-based compensation	232,941	7,217	2	7,215	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,305)	—	—	—	(10,305)	—	—
Balance, June 30, 2019	44,787,197	$959,948	$677	$315,766	$42,593	$993,911	$7,530	$(400,529)
Net earnings (loss)	—	32,324	—	—	—	32,324	—	—
Other comprehensive earnings (loss), net of tax	—	15,341	—	—	15,341	—	—	—
Deferred compensation	—	—	—	—	—	—	258	(258)
Share-based compensation	44,891	2,327	1	2,326	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,320)	—	—	—	(10,320)	—	—
Balance, September 30, 2019	44,832,088	$999,620	$678	$318,092	$57,934	$1,015,915	$7,788	$(400,787)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings (loss)	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)
Net earnings (loss)	—	92,166	—	—	—	92,166	—	—
Other comprehensive earnings (loss), net of tax	—	53,571	—	—	53,571	—	—	—
Deferred compensation	—	—	—	—	—	—	630	(630)
Share-based compensation	29,946	810	—	810	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,794)	—	—	—	(10,794)	—	—
Balance, June 30, 2020	44,952,602	$1,051,458	$679	$325,862	$93,035	$1,024,881	$7,600	$(400,599)
Net earnings (loss)	—	42,387	—	—	—	42,387	—	—
Other comprehensive earnings (loss), net of tax	—	9,550	—	—	9,550	—	—	—
Deferred compensation	—	—	—	—	—	—	103	(103)
Share-based compensation	102,562	6,768	1	6,767	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,823)	—	—	—	(10,823)	—	—
Balance, September 30, 2020	45,055,164	$1,099,340	$680	$332,629	$102,585	$1,056,445	$7,703	$(400,702)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$163,244	$186,762
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(368,586)	$(380,813)
Equity securities	(62,643)	(73,072)
Property and equipment	(4,969)	(4,056)
Other	(15,095)	(12,154)
Proceeds from sale of:
Fixed income securities, available-for-sale	68,229	173,120
Equity securities	66,185	47,799
Other	3,136	2,057
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	199,036	106,241
Net proceeds from sale (purchase) of short-term investments	—	6,016
Net cash used in investing activities	$(114,707)	$(134,862)
Cash Flows from Financing Activities
Cash dividends paid	$(31,931)	$(30,428)
Proceeds from stock option exercises	7,780	12,436
Net cash used in financing activities	$(24,151)	$(17,992)
Net increase in cash	$24,386	$33,908
Cash at the beginning of the period	46,203	30,140
Cash at September 30	$70,589	$64,048

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2019 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2020 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2019 to conform to the classifications used in the current year.

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

We adopted ASU 2016-13 on January 1, 2020 using the modified-retrospective approach. The standard applied to three of the Company’s balance sheet accounts: available-for-sale fixed income securities, premiums receivable and reinsurance balances recoverable. The impact of this standard was and is expected to continue to be immaterial, as our fixed income portfolio is weighted towards higher rated bonds (83 percent rated A or better at September 30, 2020 and 85 percent at December 31, 2019), we purchase reinsurance from financially strong reinsurers, we have a long history of collecting premium receivables through various economic cycles and we had previously maintained an allowance for uncollectible premium and reinsurance balances. In total, the cumulative-effect adjustment made to the balance sheet as of the beginning of the year resulted in a $1.1 million increase to retained earnings and an increase to accumulated other comprehensive earnings of less than $0.1 million.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $15.9 million and $8.1 million, respectively, at September 30, 2020. At December 31, 2019, the amounts were $15.7 million and $9.4 million, respectively. Adoption of ASU 2016-13 resulted in a $1.3 million decrease to the allowance for uncollectible amounts on reinsurance recoverables in 2020, while other changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first nine months of 2020.

D. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2020 and December 31, 2019 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2020	2019
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $3,776 at 9/30/20 and $3,470 at 12/31/19	259	565
Total intangibles	$7,759	$8,065
Total goodwill and intangibles	$53,821	$54,127

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the third quarter of 2020 and $0.3 million for the nine months ended September 30, 2020, the same as for the comparable periods in 2019.

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2020. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2020 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2020			Ended September 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$42,387	45,014	$0.94	$32,324	44,823	$0.72
Effect of Dilutive Securities
Stock options and restricted stock units	—	412		—	526
Diluted EPS
Earnings available to common shareholders	$42,387	45,426	$0.93	$32,324	45,349	$0.71
Anti-dilutive options excluded from diluted EPS		339			—

	For the Nine Months			For the Nine Months
	Ended September 30, 2020			Ended September 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$73,286	44,962	$1.63	$138,264	44,689	$3.09
Effect of Dilutive Securities
Stock options and restricted stock units	—	377		—	503
Diluted EPS
Earnings available to common shareholders	$73,286	45,339	$1.62	$138,264	45,192	$3.06
Anti-dilutive options excluded from diluted EPS		339			277

F. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our fixed income portfolio. In reporting other comprehensive earnings on a net basis, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $2.5 million and $4.1 million for the third quarter of 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, other comprehensive earnings is net of tax expense of $13.3 million and $19.3 million, respectively.

Unrealized gains, net of tax, on the fixed income portfolio were $50.1 million for the first nine months of 2020, compared to $72.5 million during the same period last year. The unrealized gains were attributable to declining interest rates in both periods, which increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2020	2019	2020	2019
Beginning balance	$93,035	$42,593	$52,473	$(14,572)
Cumulative-effect adjustment of ASU 2016-13 (see note 1.B.)	—	—	22	—
Adjusted beginning balance	$93,035	$42,593	$52,495	$(14,572)
Other comprehensive earnings before reclassifications	10,412	16,231	52,264	74,414
Amounts reclassified from accumulated other comprehensive earnings	(862)	(890)	(2,174)	(1,908)
Net current-period other comprehensive earnings	$9,550	$15,341	$50,090	$72,506
Ending balance	$102,585	$57,934	$102,585	$57,934
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$795	$—

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2020	2019	2020	2019	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$738	$1,126	$3,356	$2,415	Net realized gains
	353	—	(604)	—	Credit losses presented within net realized gains
	$1,091	$1,126	$2,752	$2,415	Earnings before income taxes
	(229)	(236)	(578)	(507)	Income tax expense
	$862	$890	$2,174	$1,908	Net earnings

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

Pricing Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

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

Corporate, Agencies, Government and Municipal Bonds: The pricing vendor employs a multi-dimensional model which uses standard inputs including (listed in approximate order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All corporate, agency, government and municipal securities are deemed Level 2.

Mortgage-backed Securities (MBS)/Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate MBS and CMBS volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMBS and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMBS and ABS are deemed Level 2.

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

For all of our fixed income securities classified as Level 2, as described above, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. In some cases, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. If discrepancies are found in our comparisons, we compare our prices to actual reported trade data for like securities. No changes to the fair values supplied by our pricing services have occurred as a result of our reviews. Based on these assessments, we have determined that the fair values of our Level 2 securities provided by our pricing services are reasonable.

Common Stock: As of September 30, 2020, all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices).

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

H. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic may continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of any public health outbreak could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

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

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2020 and 2019:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$68,621	$4,959	$(1,518)	$3,441
Equities	66,185	22,172	(8,756)	13,416
2019
Available-for-sale	$174,767	$3,689	$(1,393)	$2,296
Equities	48,650	15,575	(1,184)	14,391

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$199,036	$525	$(10)	$515
2019
Available-for-sale	$106,241	$133	$(14)	$119

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below:

	As of September 30, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$190,204	$—	$190,204
U.S. agency	—	33,180	—	33,180
Non-U.S. govt. & agency	—	10,831	—	10,831
Agency MBS	—	396,852	—	396,852
ABS/CMBS*	—	208,282	—	208,282
Corporate	—	793,012	11,925	804,937
Municipal	—	515,509	—	515,509
Total fixed income securities - available-for-sale	$—	$2,147,870	$11,925	$2,159,795
Equity securities	455,956	—	—	455,956
Other invested assets	10,620	—	—	10,620
Total	$466,576	$2,147,870	$11,925	$2,626,371

	As of December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$193,661	$—	$193,661
U.S. agency	—	38,855	—	38,855
Non-U.S. govt. & agency	—	7,628	—	7,628
Agency MBS	—	420,165	—	420,165
ABS/CMBS*	—	224,870	—	224,870
Corporate	—	690,297	1,770	692,067
Municipal	—	405,840	—	405,840
Total fixed income securities - available-for-sale	$—	$1,981,316	$1,770	$1,983,086
Equity securities	460,630	—	—	460,630
Total	$460,630	$1,981,316	$1,770	$2,443,716

*	Non-agency asset-backed and commercial mortgage-backed

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2020	$1,770
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(15)
Net realized gains	(109)
Included in other comprehensive earnings	(76)
Total net realized and unrealized gains (losses)	$(200)
Purchases	10,355
Balance as of September 30, 2020	$11,925
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(109)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$(76)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2020 were as follows:

	September 30, 2020
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$85,018	$86,151
Due after one year through five years	475,999	502,636
Due after five years through 10 years	548,599	597,377
Due after 10 years	341,315	368,497
Mtge/ABS/CMBS*	580,048	605,134
Total available-for-sale	$2,030,979	$2,159,795

*	Mortgage-backed, asset-backed and commercial mortgage-backed

The amortized cost and fair value of available-for-sale securities at September 30, 2020 and December 31, 2019 are presented in the tables below. Amortized cost does not include the $14.5 million and $13.5 million of accrued interest receivable as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$175,259	$—	$14,981	$(36)	$190,204
U.S. agency	28,921	—	4,259	—	33,180
Non-U.S. govt. & agency	10,307	—	524	—	10,831
Agency MBS	376,536	—	20,617	(301)	396,852
ABS/CMBS*	203,511	(19)	5,347	(557)	208,282
Corporate	750,250	(613)	58,731	(3,431)	804,937
Municipal	486,195	—	29,587	(273)	515,509
Total Fixed Income	$2,030,979	$(632)	$134,046	$(4,598)	$2,159,795

*	Non-agency asset-backed and commercial mortgage-backed

	December 31, 2019
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$186,699	$—	$6,994	$(32)	$193,661
U.S. agency	36,535	—	2,362	(42)	38,855
Non-U.S. govt. & agency	7,333	—	295	—	7,628
Agency MBS	411,808	—	8,920	(563)	420,165
ABS/CMBS*	222,832	—	2,514	(476)	224,870
Corporate	659,640	—	33,245	(818)	692,067
Municipal	390,431	—	16,131	(722)	405,840
Total Fixed Income	$1,915,278	$—	$70,461	$(2,653)	$1,983,086

*	Non-agency asset-backed and commercial mortgage-backed

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required the recognition of a reversible allowance for credit losses on available-for-sale fixed income securities. See note 1. B. for more information on the adoption of the ASU. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

•	Changes in technology that may impair the earnings potential of the investment,

•	The discontinuance of a segment of business that may affect future earnings potential,

•	Reduction of or non-payment of interest and/or principal,

•	Specific concerns related to the issuer’s industry or geographic area of operation,

•	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

•	Downgrades in credit quality by a major rating agency.

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost. As of September 30, 2020, the discounted cash flow analysis resulted in an allowance for credit losses on 29 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Beginning balance	$985	$—
Increase to allowance from securities for which credit losses were not previously recorded	17	780
Reduction from securities sold during the period	(6)	(117)
Reductions from intent to sell securities	(186)	(186)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(178)	155
Balance as of September 30,	$632	$632

Net realized gains included $0.6 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and the cost basis was written down to fair value. All fixed income securities continue to pay the expected coupon payments. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

Prior to the adoption of ASU 2016-13, we conducted reviews of fixed income securities with unrealized losses to evaluate whether an impairment was other-than-temporary. Any credit-related impairment on fixed income securities we did not plan to sell and we were not more likely than not to be required to sell were recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. We did not recognize any other-than-temporary impairment losses in earnings on the fixed income portfolio in the first nine months of 2019.

As of September 30, 2020, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 234 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $4.6 million in associated unrealized losses represents 0.2 percent of the fixed income portfolio’s cost basis and 0.2 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first nine months of 2020, as increased credit spreads more than offset declines in interest rates during the period, primarily in the corporate portfolio. Of the total 263 securities, 29 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2020, after factoring in the allowance for credit losses, and December 31, 2019.

	September 30, 2020			December 31, 2019
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$5,900	$—	$5,900	$2,505	$8,463	$10,968
Amortized cost	5,936	—	5,936	2,506	8,494	11,000
Unrealized loss	$(36)	$—	$(36)	$(1)	$(31)	$(32)
U.S. agency
Fair value	$—	$—	$—	$6,794	$—	$6,794
Amortized cost	—	—	—	6,836	—	6,836
Unrealized loss	$—	$—	$—	$(42)	$—	$(42)
Agency MBS
Fair value	$45,929	$244	$46,173	$21,548	$41,718	$63,266
Amortized cost	46,229	245	46,474	21,664	42,165	63,829
Unrealized loss	$(300)	$(1)	$(301)	$(116)	$(447)	$(563)
ABS/CMBS*
Fair value	$35,837	$14,586	$50,423	$74,968	$18,036	$93,004
Amortized cost	36,236	14,744	50,980	75,332	18,148	93,480
Unrealized loss	$(399)	$(158)	$(557)	$(364)	$(112)	$(476)
Corporate
Fair value	$107,521	$4,669	$112,190	$16,478	$9,348	$25,826
Amortized cost	110,664	4,957	115,621	16,950	9,694	26,644
Unrealized loss	$(3,143)	$(288)	$(3,431)	$(472)	$(346)	$(818)
Municipal
Fair value	$32,681	$—	$32,681	$47,018	$—	$47,018
Amortized cost	32,954	—	32,954	47,740	—	47,740
Unrealized loss	$(273)	$—	$(273)	$(722)	$—	$(722)
Total fixed income
Fair value	$227,868	$19,499	$247,367	$169,311	$77,565	$246,876
Amortized cost	232,019	19,946	251,965	171,028	78,501	249,529
Unrealized loss	$(4,151)	$(447)	$(4,598)	$(1,717)	$(936)	$(2,653)

*	Non-agency asset-backed and commercial mortgage-backed

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2020 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$152,119	$150,542	$(1,577)	34.3%
2	BBB	Baa	25,884	25,436	(448)	9.7%
3	BB	Ba	26,706	26,052	(654)	14.2%
4	B	B	42,998	41,372	(1,626)	35.4%
5	CCC	Caa	4,086	3,810	(276)	6.0%
6	CC or lower	Ca or lower	172	155	(17)	0.4%
		Total	$251,965	$247,367	$(4,598)	100.0%

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized on equity securities still held as of September 30, 2020 were $28.7 million during the third quarter, while unrealized losses were $14.1 million during the first nine months of 2020. Comparatively, unrealized gains recognized on equity securities still held as of September 30, 2019 were $6.9 million during the third quarter and $61.7 million during the first nine months of 2019.

Other Invested Assets

We had $60.0 million of other invested assets at September 30, 2020, compared to $70.4 million at the end of 2019. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), investments in private funds and investments in restricted stock. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value. Restricted stock is carried at quoted market prices, as the restrictions expire within one year.

Our LIHTC interests had a balance of $21.0 million at September 30, 2020, compared to $23.3 million at December 31, 2019 and recognized a total tax benefit of $0.9 million during the third quarter of 2020, compared to $0.6 million in the prior year. For the nine-month periods ended September 30, 2020 and 2019, our LIHTC interest recognized a total benefit of $2.6 million and $1.9 million, respectively. Our unfunded commitment for our LIHTC investments totaled $4.7 million at September 30, 2020 and will be paid out in installments through 2035.

As of September 30, 2020, $13.7 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ended September 30, 2020, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $26.5 million at September 30, 2020, compared to $46.0 million at December 31, 2019, and we had $8.3 million of associated unfunded commitments at September 30, 2020. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. During the first quarter of 2020, one of the private funds transitioned into a publicly traded common stock. Short-term restrictions, limiting our ability to sell without prior approval, were established and remain in place. Our investment in restricted stock was $10.6 million as of September 30, 2020. For our remaining investments in private funds, the timed dissolution of the partnerships would trigger redemption.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $70.6 million at September 30, 2020, compared to $46.2 million at the end of 2019.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2020 and 2019:

	For the Nine Months
	Ended September 30,
(in thousands)	2020	2019
Unpaid losses and LAE at beginning of year
Gross	$1,574,352	$1,461,348
Ceded	(384,517)	(364,999)
Net	$1,189,835	$1,096,349

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$(1,345)	$—

Increase (decrease) in incurred losses and LAE
Current accident year	$409,867	$362,395
Prior accident years	(70,048)	(55,189)
Total incurred	$339,819	$307,206

Loss and LAE payments for claims incurred
Current accident year	$(49,337)	$(51,270)
Prior accident years	(192,056)	(176,957)
Total paid	$(241,393)	$(228,227)

Net unpaid losses and LAE at September 30	$1,286,916	$1,175,328

Unpaid losses and LAE at September 30
Gross	$1,686,876	$1,557,358
Ceded	(399,960)	(382,030)
Net	$1,286,916	$1,175,328

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

For the first nine months of 2020, incurred losses and LAE included $70.0 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, general liability, executive products, marine and surety. No products experienced significant adverse development.

For the first nine months of 2019, incurred losses and LAE included $55.2 million of favorable development on prior years’ loss reserves. Transportation, general liability, commercial excess and personal umbrella, professional services, small commercial and surety were drivers of the favorable development. Executive products experienced adverse development.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of September 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite as a result of the spread of COVID-19 and the related economic shutdown. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2020 was 17.7 percent and 15.8 percent, respectively, compared to 17.0 percent and 18.4 percent, respectively, for the same periods in 2019. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the nine-month period in 2020 due to investment tax credits recognized using the flow-through method of accounting, whereby income taxes payable and income tax expense were reduced. Additionally, lower levels of pretax earnings caused tax-favored adjustments to be larger on a percentage basis in 2020 compared to the prior year. For the three-month period, a higher level of pretax earnings in 2020 resulted in a higher effective tax rate.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2020 and 2019 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$10,817	21.0%	$8,179	21.0%	$18,275	21.0%	$35,598	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(848)	(1.6)%	(614)	(1.6)%	(2,141)	(2.4)%	(3,546)	(2.1)%
Tax exempt interest income	(324)	(0.6)%	(276)	(0.7)%	(960)	(1.1)%	(930)	(0.6)%
Dividends received deduction	(221)	(0.4)%	(218)	(0.6)%	(705)	(0.8)%	(635)	(0.4)%
Investment tax credit	(316)	(0.6)%	—	0.0%	(1,766)	(2.0)%	—	0.0%
ESOP dividends paid deduction	(134)	(0.3)%	(136)	(0.3)%	(403)	(0.5)%	(413)	(0.2)%
Nondeductible expenses	275	0.5%	243	0.6%	639	0.7%	1,166	0.7%
Other items, net	(127)	(0.3)%	(555)	(1.4)%	799	0.9%	12	0.0%
Total tax expense	$9,122	17.7%	$6,623	17.0%	$13,738	15.8%	$31,252	18.4%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have awarded 2,576,867 stock options and restricted stock units under the 2015 LTIP.

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

The following tables summarize option activity for the nine-month periods ended September 30, 2020 and 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2020	1,667,290	$62.52
Options granted	275,977	93.39
Options exercised	(177,045)	49.13		$7,639
Options canceled/forfeited	(6,410)	73.42
Outstanding options at September 30, 2020	1,759,812	$68.67	5.14	$29,740
Exercisable options at September 30, 2020	807,570	$59.03	3.82	$20,054

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	(in 000’s)
Outstanding options at January 1, 2019	1,964,880	$54.24
Options granted	324,525	81.27
Options exercised	(493,615)	45.61		$18,157
Options canceled/forfeited	(59,050)	60.92
Outstanding options at September 30, 2019	1,736,740	$61.52	5.43	$54,515
Exercisable options at September 30, 2019	622,290	$52.78	4.03	$24,975

Through 2019, the majority of our annual stock option grants were authorized at our regular board meeting in May. In addition, quarterly grants to certain retirement eligible employees were historically authorized at the May meeting. Since stock option grants to retirement eligible employees are fully expensed when issued, the approach allowed for a more even expense distribution throughout the year. In 2020, the annual stock option grants and quarterly grants to retirement eligible employees were authorized at the August board meeting to allow the Company additional time to assess the financial impact of the COVID-19 pandemic.

In the first nine months of 2020, 275,977 stock options were granted with a weighted average exercise price of $93.39 and a weighted average fair value of $13.33. We recognized $1.3 million of expense in the third quarter of 2020 and $2.8 million in the first nine months of 2020 related to options vesting. Since options granted under our 2015 LTIP are non-qualified, we recorded a tax benefit of $0.3 million in the third quarter of 2020 and $0.6 million in the first nine months of 2020 related to this compensation expense. Total unrecognized compensation expense relating to outstanding and unvested options was $5.6 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $1.2 million of compensation expense in the third quarter of 2019 and $3.6 million in the first nine months of 2019. We recorded a tax benefit of $0.2 million in the third quarter of 2019 and $0.7 million in the first nine months of 2019 related to this compensation expense.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2020		2019
Weighted-average fair value of grants	$13.33		$13.47
Risk-free interest rates	0.41%		2.41%
Dividend yield	2.30%		2.69%
Expected volatility	22.67%		22.71%
Expected option life	4.96	years	4.95	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. These units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. RSUs are generally granted at our regular board meeting in May, but were granted at the August board meeting in 2020 to allow the Company additional time to assess the financial impact of the COVID-19 pandemic.

As of September 30, 2020, 58,420 RSUs have been granted to employees under the 2015 LTIP and 41,826 remain outstanding. We recognized $0.2 million of expense on these units in the third quarter of 2020 and $0.5 million in the first nine months of 2020. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $1.6 million, which will be recognized over the remainder of the vesting period. Comparatively, we recognized $0.3 million in the third quarter of 2019 and $0.6 million in the first nine months of 2019.

In 2020 and 2019, each outside director was granted a whole number of RSUs with a fair market value corresponding to $50,000 on the date of grant as part of annual director compensation. Director RSUs vest on the earlier of one year from the date of grant or the next annual shareholders meeting. As of September 30, 2020, 20,445 restricted stock units have been granted to directors under the 2015 LTIP and 5,375 remain outstanding. We recognized $0.1 million of compensation expense on these units in the third quarter of 2020 and $0.2 million in the first nine months of 2020. Comparatively, we recognized $0.1 million of compensation expense on these units in the third quarter of 2019 and $0.5 million in the first nine months of 2019.

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Nine Months
Revenues	Ended September 30,		Ended September 30,
(in thousands)	2020	2019	2020	2019
Casualty	$143,002	$140,423	$421,637	$415,667
Property	45,380	41,476	135,115	120,194
Surety	28,248	29,356	84,194	87,624
Net premiums earned	$216,630	$211,255	$640,946	$623,485
Net investment income	16,543	17,532	51,238	51,095
Net realized gains	1,512	3,211	14,555	17,043
Net unrealized gains (losses) on equity securities	28,126	4,906	(27,564)	47,214
Total consolidated revenue	$262,811	$236,904	$679,175	$738,837

Net Earnings
(in thousands)	2020	2019	2020	2019
Casualty	$13,993	$2,370	$22,403	$14,652
Property	(19,951)	6,202	(3,876)	14,012
Surety	7,110	5,159	24,027	22,432
Net underwriting income	$1,152	$13,731	$42,554	$51,096
Net investment income	16,543	17,532	51,238	51,095
Net realized gains	1,512	3,211	14,555	17,043
Net unrealized gains (losses) on equity securities	28,126	4,906	(27,564)	47,214
General corporate expense and interest on debt	(4,569)	(4,444)	(12,118)	(14,725)
Equity in earnings of unconsolidated investees	8,745	4,011	18,359	17,793
Earnings before income taxes	$51,509	$38,947	$87,024	$169,516
Income tax expense	9,122	6,623	13,738	31,252
Net earnings	$42,387	$32,324	$73,286	$138,264

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2020	2019	2020	2019
Casualty
Commercial excess and personal umbrella	$46,404	$35,959	$128,813	$102,580
General liability	22,747	25,005	69,396	74,240
Professional services	21,422	20,816	63,501	60,390
Commercial transportation	15,130	21,067	47,454	61,979
Small commercial	16,009	13,927	47,433	40,430
Executive products	6,387	7,026	20,693	19,476
Other casualty	14,903	16,623	44,347	56,572
Total	$143,002	$140,423	$421,637	$415,667
Property
Marine	$19,687	$19,033	$59,976	$54,633
Commercial property	20,168	17,098	58,371	50,248
Specialty personal	4,794	4,948	14,730	14,324
Other property	731	397	2,038	989
Total	$45,380	$41,476	$135,115	$120,194
Surety
Commercial	$10,543	$10,851	$32,287	$32,638
Miscellaneous	10,547	10,998	31,562	33,880
Contract	7,158	7,507	20,345	21,106
Total	$28,248	$29,356	$84,194	$87,624
Grand Total	$216,630	$211,255	$640,946	$623,485

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,364	$1,423	$4,140	$4,349
Variable lease cost	338	321	1,014	1,530
Sublease income	(96)	—	(139)	—
Total lease cost	$1,606	$1,744	$5,015	$5,879

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,480	$1,438	$4,470	$4,234

ROU assets obtained in exchange for new operating lease liabilities	$—	$427	$15	$1,378

Reduction to ROU assets resulting from reduction to lease liabilities	$18	$—	$18	$1,279

Other non-cash reductions to ROU assets	$—	$—	$1,192	$—

(in thousands)	September 30, 2020		December 31, 2019
Operating lease ROU assets	$17,385		$22,335
Operating lease liabilities	$20,388		$24,475
Weighted-average remaining lease term - operating leases	4.07	years	4.69	years
Weighted-average discount rate - operating leases	2.32%		2.33%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

(in thousands)	September 30, 2020
2020	$1,494
2021	5,937
2022	5,904
2023	4,424
2024	2,334
2025	802
Thereafter	564
Total future minimum lease payments	$21,459
Less imputed interest	(1,071)
Total operating lease liability	$20,388

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2019 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2019, we achieved our 24th consecutive year of underwriting profitability. Over the 24-year period, we averaged an 88.3 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2019 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2020	2019	2020	2019
Net earnings	$42,387	$32,324	$73,286	$138,264
Income tax expense	9,122	6,623	13,738	31,252
Earnings before income taxes	$51,509	$38,947	$87,024	$169,516
Equity in earnings of unconsolidated investees	(8,745)	(4,011)	(18,359)	(17,793)
General corporate expenses	2,668	2,583	6,417	9,142
Interest expense on debt	1,901	1,861	5,701	5,583
Net unrealized (gains) losses on equity securities	(28,126)	(4,906)	27,564	(47,214)
Net realized gains	(1,512)	(3,211)	(14,555)	(17,043)
Net investment income	(16,543)	(17,532)	(51,238)	(51,095)
Net underwriting income	$1,152	$13,731	$42,554	$51,096

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

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which eliminated the concept of other-than-temporary impairment and required the recognition of a reversible allowance for credit losses on available-for-sale fixed income securities. See note 1. B. for more information on the adoption of the ASU. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

•	Changes in technology that may impair the earnings potential of the investment,

•	The discontinuance of a segment of business that may affect future earnings potential,

•	Reduction of or non-payment of interest and/or principal,

•	Specific concerns related to the issuer’s industry or geographic area of operation,

•	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios and

•	Downgrades in credit quality by a major rating agency.

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

It is difficult to predict how and to what extent the economic slowdown will have on our revenues in the coming months. To date, the product line that has experienced the greatest impact has been public transportation. Many of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home orders. For the nine-month period ended September 30, 2020, transportation gross written premium was down $35.9 million when compared to 2019. We expect transportation premium to continue to be down from prior periods until the use of public transportation increases, which may not be until after a vaccine or effective treatment is readily available or there is a significant reduction in cases. Additionally, slowdowns in the construction industry contributed to premium declines for our general liability and surety products. A number of our products support the construction industry, and revenues may continue to be impacted as long as this sector experiences disruption. However, we have many product lines that may see little to no impact on the amount of premium we write, including our personal lines products, management liability products and property businesses.

We have been fair and flexible with our customers in modifying exposures and payment terms and we are in compliance with any applicable state regulatory directives on such changes. Insureds continue to make payments in accordance with the agreed upon schedules, and we have not experienced a material increase in the amount of expense associated with uncollectible receivables.

The loss exposure arising out of the spread of COVID-19 and resulting shutdown will take time to resolve. We do not offer event cancellation, travel, trade credit or pandemic-related coverages, which would be more directly impacted by the COVID-19 pandemic. The Company has received a number of claims, the majority of which relate to business interruption. We are reviewing the individual circumstances of each claim submitted and will fulfill our obligation to pay if coverage applies. The derivative implications that COVID-19 has on the economy may have negative implications on products that are correlated with the credit cycle, including, but not limited to, some of our executive products and surety offerings. In the third quarter of 2020, $4.1 million of net reserves were established to address the increased risk of loss and expense that emanated from the economic downturn brought on by the pandemic. In the first nine months of 2020, $14.9 million of COVID-19 related net losses have been recognized.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of September 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate opportunities for expense savings and efficiencies and have taken targeted actions to reduce or defer expenses, including certain hiring freezes, position consolidations, limiting travel and executive merit increase suspensions. Bonus and profit-sharing expense is correlated with company performance and is responsible for the largest portion of the total expense decline for the nine-month period ended September 30, 2020, compared to 2019. The performance-related expenses recognized for the 2020 fiscal year will be dependent on the full year’s results and may increase or decrease during the rest of the year.

The equity portfolio has nearly recovered from the sharp market sell off in the first quarter. Net after-tax realized and unrealized losses on equity securities were $11.2 million in the first nine months of 2020. Conversely, lower interest rates increased the fair value of the fixed income portfolio, which resulted in $48.7 million of after-tax other comprehensive earnings for the nine-month period ended September 30, 2020. With the decline in yields, reinvestment rates are now lower than in previous years, which will cap the portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base.

Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime) contributed towards positive net earnings in the first nine months of 2020. While earnings for Prime were higher than in 2019, Maui Jim’s sales were negatively impacted by the shutdown much of the traditional retail sector experienced during the year. The economic downturn may continue to impact the results of these investees, particularly if there is any lasting impact on the retail sector as it relates to Maui Jim.

We produced solid operating results in the first nine months of the year and believe our financial position has remained strong despite the impact of the COVID-19 pandemic. We generated $163.2 million of net operating cash inflows and believe we have adequate liquidity. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million. There were no amounts outstanding under any of these facilities as of September 30, 2020. In addition to the $157.6 million of cash and other investments maturing within one year as of September 30, 2020, we believe that cash generated from operations, the liquidity of our fixed income portfolio and our unused lines of credit provide sufficient sources of cash to meet our anticipated needs over the next 12 to 24 months.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated revenue for the first nine months of 2020 decreased $59.7 million from the first nine months of 2019 as performance in the equity portfolio varied significantly between the periods. Overall market declines resulted in $27.6 million of unrealized losses on equity securities in 2020, while positive returns generated $47.2 million of unrealized gains in our equity portfolio in the first nine months of 2019. Net premiums earned for the Group increased 3 percent, driven by growth from our casualty and property segments. Investment income was flat relative to the prior year, as a larger asset base offset lower reinvestment rates. Realized gains during the first nine months of 2020 were comprised of $13.4 million of realized gains on equity securities from rebalancing our portfolio, $3.4 million of realized gains on the fixed income portfolio and $2.2 million of other realized losses. This compares to $14.4 million of realized gains on the equity portfolio, $2.4 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains for the same period in 2019.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2020	2019
Net premiums earned	$640,946	$623,485
Net investment income	51,238	51,095
Net realized gains	14,555	17,043
Net unrealized gains (losses) on equity securities	(27,564)	47,214
Total consolidated revenue	$679,175	$738,837

Net earnings for the first nine months of 2020 totaled $73.3 million, compared to $138.3 million for the same period last year. The decrease in earnings for 2020 was primarily attributed to $21.8 million of net after-tax unrealized losses on equity securities, compared to $37.3 million of after-tax unrealized gains in 2019. Underwriting results for 2020 were impacted by more significant catastrophe activity, including $37.0 million of pretax losses and $2.0 million of reinstatement premium from Hurricanes Hanna, Isaias, Laura and Sally, $6.5 million of other storm and civil unrest losses and $14.9 million of COVID-19 related losses. Comparatively, pretax storm losses were $8.0 million in the first nine months of 2019. Results for each period benefited, however, from favorable development from prior years’ loss reserves, which provided additional pretax earnings of $70.0 million in the first nine months of 2020, compared to $55.2 million in 2019. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $3.7 million in 2020, compared to $7.0 million in 2019. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance, including operating earnings, combined ratio and return on capital.

During the first nine months of 2020, equity in earnings of unconsolidated investees totaled $18.4 million. This amount includes $11.4 million from Maui Jim and $7.7 million from Prime. Comparatively, the first nine months of 2019 reflected $17.8 million of earnings, including $12.9 million from Maui Jim and $4.9 million from Prime.

Comprehensive earnings totaled $123.4 million for the first nine months of 2020, compared to $210.8 million for the first nine months of 2019. Other comprehensive earnings primarily included net after-tax unrealized gains from the fixed income portfolio and totaled $50.1 million in the first nine months of 2020, compared to $72.5 million in 2019. The unrealized gains were attributable to declining interest rates in both periods, which increased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written for the Group increased $44.7 million, or 6 percent, for the first nine months of 2020 when compared to the same period of 2019. Products in our property and casualty segments drove the growth. Net premiums earned increased $17.5 million, or 3 percent, also driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Casualty
Commercial excess and personal umbrella	$178,499	$135,814	31%	$128,813	$102,580	26%
General liability	71,708	75,818	(5)%	69,396	74,240	(7)%
Professional services	69,158	68,076	2%	63,501	60,390	5%
Commercial transportation	43,829	79,716	(45)%	47,454	61,979	(23)%
Small commercial	50,472	46,904	8%	47,433	40,430	17%
Executive products	82,314	67,917	21%	20,693	19,476	6%
Other casualty	57,311	50,405	14%	44,347	56,572	(22)%
Total	$553,291	$524,650	5%	$421,637	$415,667	1%
Property
Marine	$71,861	$68,658	5%	$59,976	$54,633	10%
Commercial property	104,290	90,035	16%	58,371	50,248	16%
Specialty personal	15,449	16,460	(6)%	14,730	14,324	3%
Other property	2,942	1,634	80%	2,038	989	106%
Total	$194,542	$176,787	10%	$135,115	$120,194	12%
Surety
Commercial	$32,956	$33,852	(3)%	$32,287	$32,638	(1)%
Miscellaneous	33,326	33,267	0%	31,562	33,880	(7)%
Contract	21,733	22,616	(4)%	20,345	21,106	(4)%
Total	$88,015	$89,735	(2)%	$84,194	$87,624	(4)%
Grand Total	$835,848	$791,172	6%	$640,946	$623,485	3%

Casualty

Gross premiums written for the casualty segment were up $28.6 million in the first nine months of 2020. Premiums from commercial excess and personal umbrella increased $42.7 million, due to an expanded distribution base in personal umbrella and rate increases. Small commercial continued to benefit from new production sources and geographic expansion. Substantial rate increases led to a 21 percent increase for our executive products group. Other casualty increased $6.9 million, as our general binding authority (GBA) business continued to grow.

Commercial transportation has been significantly affected by the stay-at-home orders associated with COVID-19, particularly our public lines. Public transportation focuses on charter, school and transit buses, which stopped running to a large degree in March. The reduced utilization led to a $35.9 million decline in gross premiums written in the first nine months of 2020. General liability premiums also declined as a result of increased competition, as well as decreases in construction related activity and use-based exposures.

Property

Gross premiums written for the property segment were up $17.8 million in the first nine months of 2020. Our commercial property business was up $14.3 million, as an improving market allowed our underwriters to find more opportunities with acceptable rate levels. Additionally, rates on wind-prone and earthquake exposures continued to increase. Rate increases and market disruption, which created new business opportunities, led to $3.2 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $88.0 million for the first nine months of 2020, a decrease of $1.7 million from the same period last year. The economic slowdown and decreased commodity pricing has reduced demand for surety bonds. Additionally, we continually monitor our portfolio for higher risk accounts and have selectively eliminated exposures that no longer met our underwriting standards.

Underwriting Income

Underwriting income for the Group totaled $42.6 million for the nine months of 2020, compared to $51.1 million in the same period of 2019. Both periods reflect favorable reserve development on prior accident years, with 2020 experiencing a larger benefit. The combined ratio for the Group totaled 93.4 in the first nine months of 2020, compared to 91.8 in the same period of 2019. The loss ratio increased to 53.0 from 49.3, primarily due to the addition of $37.0 million in hurricane losses and $14.9 million of COVID-19 loss and claim defense costs. The Group’s expense ratio decreased to 40.4 from 42.5, as 2019 experienced stronger growth in book value and a lower combined ratio, which led to larger levels of bonus and profit-sharing expenses.

	For the Nine Months
	Ended September 30,
	2020	2019
Underwriting Income (Loss) (in thousands)
Casualty	$22,403	$14,652
Property	(3,876)	14,012
Surety	24,027	22,432
Total	$42,554	$51,096

Combined Ratio
Casualty	94.7	96.5
Property	102.9	88.3
Surety	71.5	74.4
Total	93.4	91.8

Casualty

The casualty segment recorded underwriting earnings of $22.4 million in the first nine months of 2020, compared to $14.7 million of underwriting income for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $49.5 million, primarily on accident years 2016 through 2019. Transportation, general liability and executive products drove the favorable development. In comparison, $43.2 million of reserves were released in the first nine months of 2019. Transportation, general liability, professional services, commercial excess and personal umbrella, and small commercial developed favorably, while executive products developed adversely. Hurricane losses on casualty-oriented package policies that include property coverage resulted in $3.6 million of losses in 2020 and $10.3 million of current year reserves were established for COVID-19 loss and defense costs on financial-related product lines.

The combined ratio for the casualty segment was 94.7 in 2020, compared to 96.5 in 2019. The segment’s loss ratio was 59.3 in 2020, down from 59.5 in 2019. The expense ratio for the casualty segment was 35.4, down from 37.0 for the same period last year, as reduced levels of bonus and profit-sharing expenses were incurred.

Property

The property segment recorded underwriting loss of $3.9 million for the first nine months of 2020, compared to $14.0 million of underwriting income for the same period last year. Underwriting results for 2020 included $9.5 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.3 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs. Hurricanes Hanna, Isaias, Laura and Sally resulted in $33.4 million of losses and $2.0 million of ceded reinstatement premium. Comparatively, the 2019 underwriting results included $3.8 million of favorable development on prior years’ loss and catastrophe reserves and $7.6 million of storm losses.

Underwriting results for the first nine months of 2020 translated into a combined ratio of 102.9, compared to 88.3 for the same period last year. The segment’s loss ratio was 62.5 in 2020, up from 44.0 in 2019 due to higher levels of catastrophe losses. The segment’s expense ratio decreased to 40.4 in 2020 from 44.3 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses.

Surety

The surety segment recorded underwriting income of $24.0 million for the first nine months of 2020, compared to $22.4 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2020 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $11.1 million, and offset $2.6 million in current year reserves established for COVID-19 related losses. Comparatively, 2019 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $8.1 million.

The combined ratio for the surety segment totaled 71.5 for the first nine months of 2020, compared to 74.4 for the same period in 2019. The segment’s loss ratio was 6.5 in 2020, down from 8.1 in 2019. The expense ratio was 65.0, down from 66.3 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $51.2 million during the first nine months of 2020, an increase of 0.3 percent from that reported for the same period in 2019. The increase in investment income was largely due to a larger asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2020 and 2019 were as follows:

	2020	2019
Pretax Yield
Taxable	3.15%	3.42%
Tax-Exempt	2.70%	2.82%
After-Tax Yield
Taxable	2.49%	2.70%
Tax-Exempt	2.56%	2.67%

The following table depicts the composition of our investment portfolio at September 30, 2020 as compared to December 31, 2019:

	September 30, 2020		December 31, 2019
	Financial		Financial
(in thousands)	Stmt Value	%	Stmt Value	%
Fixed income	$2,159,795	78.6%	$1,983,086	77.5%
Equity securities	455,956	16.6%	460,630	18.0%
Other invested assets	59,988	2.2%	70,441	2.7%
Cash and short-term investments	70,589	2.6%	46,203	1.8%
Total	$2,746,328	100.0%	$2,560,360	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $176.7 million in the first nine months of 2020. The increase was due to cash flows being allocated to the fixed income portfolio, as well as the decline in interest rates during the first nine months of the year, lifting the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.5 years at September 30, 2020, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $4.7 million during the first nine months of 2020, nearly recovering from the sharp equity market sell off in the first quarter.

Income Taxes

Our effective tax rate for the first nine months of 2020 was 15.8 percent, compared to 18.4 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was lower for the first nine months of 2020, as investment tax credits were recognized and lower levels of pretax earnings resulted in larger tax-favored adjustments on a percentage basis when compared to the prior year.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated revenue for the third quarter of 2020 increased $25.9 million from the third quarter of 2019. Continued strong performance in the equity market resulted in $28.1 million of unrealized gains on equity securities in the third quarter of 2020, compared to $4.9 million of unrealized gains in the third quarter of 2019. Net premiums earned for the Group increased 3 percent, driven by growth from our property and casualty segments, which offset declines in our surety segment. Investment income decreased 6 percent due to lower average yields relative to the prior year. Realized gains during the quarter were $1.5 million and were comprised of $0.6 million of realized gains on equity securities from rebalancing our portfolio, $0.7 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains. This compares to realized gains of $3.2 million in the third quarter of 2019, which were comprised of $2.1 million of realized gains on the equity portfolio and $1.1 million of realized gains on the fixed income portfolio.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2020	2019
Net premiums earned	$216,630	$211,255
Net investment income	16,543	17,532
Net realized gains	1,512	3,211
Net unrealized gains (losses) on equity securities	28,126	4,906
Total consolidated revenue	$262,811	$236,904

Net earnings for the third quarter of 2020 totaled $42.4 million, compared to $32.3 million for the same period in 2019. The increase in earnings for 2020 was primarily attributed to $22.2 million of net after-tax unrealized gains on equity securities, compared to $3.9 million in 2019. Underwriting results for 2020 were impacted by more significant catastrophe activity, including $37.0 million of pretax losses from hurricanes Hanna, Isaias, Laura and Sally, and $4.1 million of COVID-19 related losses. Comparatively, pretax storm losses were $3.0 million in the third quarter of 2019. Results for each period benefited, however, from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $29.2 million in the third quarter of 2020, compared to $14.4 million in 2019. The pretax bonus and profit sharing-related impact associated with prior years’ reserve development and catastrophe losses resulted in an expense reduction of $1.5 million in 2020, compared to an increase in expense of $1.7 million in 2019. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance, including operating earnings, combined ratio and return on capital.

During the third quarter of 2020, equity in earnings of unconsolidated investees totaled $8.7 million, including $6.2 million from Maui Jim and $3.3 million from Prime. Comparatively, the third quarter of 2019 reflected $4.0 million of earnings, including $2.8 million from Maui Jim and $1.2 million from Prime.

Comprehensive earnings totaled $51.9 million for the third quarter of 2020, compared to $47.7 million for the third quarter of 2019. Other comprehensive earnings primarily included after-tax unrealized gains and losses from the fixed income portfolio. The third quarter’s $9.6 million of other comprehensive earnings was due to declines in interest rates, which increased the market value of the portfolio. This compares to $15.3 million of other comprehensive earnings for the same period in 2019.

Premiums

Gross premiums written for the Group increased $25.9 million for the third quarter of 2020, compared to the same period of 2019. Rate increases across the property and casualty portfolios were the largest influence on growth. Net premiums earned increased $5.4 million, also driven by products in the property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Casualty
Commercial excess and personal umbrella	$62,966	$45,392	39%	$46,404	$35,959	29%
General liability	20,351	21,045	(3)%	22,747	25,005	(9)%
Professional services	23,191	23,092	0%	21,422	20,816	3%
Commercial transportation	28,732	31,325	(8)%	15,130	21,067	(28)%
Small commercial	17,215	16,696	3%	16,009	13,927	15%
Executive products	34,355	30,268	14%	6,387	7,026	(9)%
Other casualty	17,198	15,602	10%	14,903	16,623	(10)%
Total	$204,008	$183,420	11%	$143,002	$140,423	2%
Property
Marine	$24,936	$24,508	2%	$19,687	$19,033	3%
Commercial property	37,200	32,585	14%	20,168	17,098	18%
Specialty personal	5,272	5,503	(4)%	4,794	4,948	(3)%
Other property	1,127	810	39%	731	397	84%
Total	$68,535	$63,406	8%	$45,380	$41,476	9%
Surety
Commercial	$12,054	$11,629	4%	$10,543	$10,851	(3)%
Miscellaneous	11,066	10,867	2%	10,547	10,998	(4)%
Contract	7,200	7,667	(6)%	7,158	7,507	(5)%
Total	$30,320	$30,163	1%	$28,248	$29,356	(4)%
Grand Total	$302,863	$276,989	9%	$216,630	$211,255	3%

Casualty

Gross premiums written for the casualty segment were up $20.6 million in the third quarter of 2020. Premiums from commercial excess and personal umbrella increased $17.6 million, due to an expanded distribution base in personal umbrella and rate increases. Rate increases led to a 14 percent increase for our executive products group.

Transportation continues to be significantly affected by the stay-at-home orders associated with COVID-19. This is particularly impactful on our public transportation book that has a focus on charter or city buses, which stopped running to a large degree in March. A slowdown or suspension of construction activity in certain parts of the country and the continuing highly competitive market conditions also led to the decline in general liability.

Property

Gross premiums written for the property segment totaled $68.5 million for the third quarter of 2020, up $5.1 million from the same period last year. Our commercial property business was up $4.6 million due to rate increases on wind-prone and earthquake exposures, which continued at a greater pace than in prior years. Market disruption created new business opportunities and led to $0.4 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $30.3 million for the third quarter of 2020, an increase of $0.2 million from the same period last year. Growth in commercial surety and refocused sales efforts in our miscellaneous surety line outpaced the effects of the economic downturn in the third quarter and offset declines from contract surety.

Underwriting Income

Underwriting income for the Group totaled $1.2 million for the third quarter of 2020, compared to $13.7 million in the same period last year. Both periods reflect favorable reserve development on prior accident years, with 2020 experiencing a larger benefit. The combined ratio for the Group totaled 99.5 in the third quarter of 2020, compared to 93.5 in the same period of 2019. The loss ratio increased to 58.9 from 51.6, due to the hurricane losses incurred in 2020. The Group’s expense ratio decreased to 40.6 from 41.9, as 2019 experienced stronger earnings and growth in book value in the nine-month period ended September 30, which led to larger levels of bonus and profit-sharing expenses.

	For the Three Months
	Ended September 30,
	2020	2019
Underwriting Income (Loss) (in thousands)
Casualty	$13,993	$2,370
Property	(19,951)	6,202
Surety	7,110	5,159
Total	$1,152	$13,731

Combined Ratio
Casualty	90.2	98.3
Property	144.0	85.0
Surety	74.8	82.4
Total	99.5	93.5

Casualty

The casualty segment recorded underwriting income of $14.0 million in the third quarter of 2020, compared to $2.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $22.0 million, primarily on accident years 2017 through 2019. Transportation, general liability, commercial excess, executive products and professional services were drivers of the favorable development. Partially offsetting these benefits in the third quarter of 2020, $3.6 million of hurricane losses were recorded on casualty-oriented package polices that include property coverage and $2.6 million of reserves were established for COVID-19 related loss and defense costs. In comparison, $12.4 million of reserves were released in the third quarter of 2019, with transportation, professional services, commercial excess, general liability and small commercial making notable contributions to the favorable development.

The combined ratio for the casualty segment was 90.2 in 2020, compared to 98.3 in 2019. The segment’s loss ratio was 54.6 in 2020, down from 61.7 in 2019. The loss ratio decreased in 2020 as a result of more favorable development on prior years’ reserves. The expense ratio for the casualty segment was 35.6, down from 36.6 for the same period last year, as reduced levels of bonus and profit-sharing expenses were incurred.

Property

The property segment recorded underwriting loss of $20.0 million for the third quarter of 2020, compared to $6.2 million of underwriting income for the same period last year. Underwriting results for 2020 included $33.4 million of losses and $2.0 million of ceded reinstatement premium from Hurricanes Hanna, Isaias, Laura and Sally, as well as $4.0 million of favorable development on prior years’ loss and catastrophe reserves. Comparatively, the 2019 underwriting results included $3.0 million of storm losses and $1.8 million of favorable development on prior years’ loss and catastrophe reserves.

Underwriting results for the third quarter of 2020 translated into a combined ratio of 144.0, compared to 85.0 for the same period last year. The segment’s loss ratio was 103.3 in 2020, up from 42.0 in 2019 due to hurricane losses. The segment’s expense ratio decreased to 40.7 in 2020 from 43.0 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses and reduced levels of bonus and profit-sharing expenses were incurred.

Surety

The surety segment recorded underwriting income of $7.1 million for the third quarter of 2020, compared to $5.2 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2020 and 2019 included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $3.2 million and $0.1 million, respectively. Additionally, $1.5 million of reserves were established in 2020 for COVID-19 related losses.

The combined ratio for the surety segment totaled 74.8 for the third quarter of 2020, compared to 82.4 for the same period in 2019. The segment’s loss ratio was 9.4 in 2020, down from 17.0 in 2019 due to larger reserve releases. The expense ratio was 65.4 in 2020 and 2019.

Investment Income

Our investment portfolio generated net investment income of $16.5 million during the third quarter of 2020, a decrease of 5.6 percent from that reported for the same period in 2019. The decrease in investment income was largely due to a decline in yields relative to the prior year.

Yields on our fixed income investments for the third quarter of 2020 and 2019 were as follows:

	Q3 2020	Q3 2019
Pretax Yield
Taxable	3.01%	3.38%
Tax-Exempt	2.58%	2.80%
After-Tax Yield
Taxable	2.38%	2.67%
Tax-Exempt	2.44%	2.65%

Income Taxes

Our effective tax rate for the third quarter of 2020 was 17.7 percent, compared to 17.0 percent for the same period in 2019. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the third quarter of 2020 due to higher levels of pretax earnings compared to 2019.

LIQUIDITY AND CAPITAL RESOURCES

We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments and (3) cash flows from financing activities that impact our capital structure, such as shareholder dividend payments and changes in debt and shares outstanding.

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2020 and 2019:

(in thousands)	2020	2019
Operating cash flows	$163,244	$186,762
Investing cash flows	(114,707)	(134,862)
Financing cash flows	(24,151)	(17,992)
Total	$24,386	$33,908

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2020 were impacted by increased levels of loss and settlement expense payments relative to the first nine months of 2019. Additionally, improved financial performance in 2019 resulted in a higher level of bonus and profit-sharing contributions that were paid in the first quarter of 2020, which also reduced operating cash flows in 2020.

We have $149.4 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at September 30, 2020 was $163.9 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2020, we had cash and other investments maturing within one year of approximately $157.6 million and an additional $556.0 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the nine-month period ended September 30, 2020, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2020, there were no outstanding borrowing amounts with the FHLBC.

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

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2020 have increased $186.0 million from December 31, 2019. As of September 30, 2020, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$175,259	$190,204	$14,945	6.9%	AAA
U.S. agency	28,921	33,180	4,259	1.2%	AAA
Non-U.S. govt. & agency	10,307	10,831	524	0.4%	BBB
Agency MBS	376,536	396,852	20,316	14.4%	AAA
ABS/CMBS**	203,511	208,282	4,771	7.6%	AA+
Corporate	750,250	804,937	54,687	29.3%	BBB+
Municipal	486,195	515,509	29,314	18.8%	AA
Total fixed income	$2,030,979	$2,159,795	$128,816	78.6%	AA-
Equity	280,337	455,956	175,619	16.6%
Other invested assets	65,204	59,988	(5,216)	2.2%
Cash	70,589	70,589	—	2.6%
Total portfolio	$2,447,109	$2,746,328	$299,219	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Asset-backed and commercial mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2020, our fixed income portfolio had the following rating distribution:

AAA	43.9%
AA	18.8%
A	20.6%
BBB	10.5%
BB	3.1%
B	2.7%
CCC	0.2%
NR	0.2%
Total	100.0%

As of September 30, 2020, the duration of the fixed income portfolio was 4.5 years. Our fixed income portfolio remained well diversified, with 1,344 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2020, we had $135.3 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2020, we had $73.0 million in commercial mortgage-backed securities and $396.9 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.5 percent of our investment portfolio at quarter end.

We had $804.9 million in corporate fixed income securities as of September 30, 2020, which includes $100.3 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 66 percent tax-exempt securities and 34 percent taxable securities. Approximately 86 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income and are a source of liquidity. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of September 30, 2020, our equity portfolio had a dividend yield of 2.2 percent, compared to 1.7 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 217 individual securities and three ETF positions. No single stock exposure is greater than 2 percent of the equity portfolio.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC, investments in private funds and investments in restricted stock. As of September 30, 2020, $13.7 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ended September 30, 2020, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2020, our capital structure consisted of $149.4 million in 10-year maturity senior notes maturing in 2023 (debt) and $1.1 billion of shareholders’ equity. Debt outstanding comprised 12.0 percent of total capital as of September 30, 2020. Interest and fees on debt obligations totaled $5.7 million during the first nine months of 2020, compared to $5.6 million during the same period in 2019. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2020 and 2019.

We paid a regular quarterly cash dividend of $0.24 per share on September 18, 2020, the same amount as the prior quarter. We have increased dividends in each of the last 45 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2020, our holding company had $1.1 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $58.2 million in liquid assets, which would cover our annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2020, RLI Ins. paid $45.0 million in ordinary dividends to RLI Corp. In 2019, our principal insurance subsidiary paid ordinary dividends totaling $59.0 million. As of September 30, 2020, $34.3 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 83 percent rated A or better by at least two nationally recognized rating organizations.

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

Date: October 23, 2020