Form 10-K
period 2020-12-31
RLI CORP
filed 2021-02-19
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2020, based upon the closing sale price of the Common Stock on June 30, 2020 as reported on the New York Stock Exchange, was $3,331,599,363. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on February 8, 2021 was 45,149,351.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s definitive Proxy Statement for the 2021 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) available free of charge on our website (rlicorp.com). In addition, copies of our annual report are available without charge to any shareholder. Information contained on our website is not intended to be incorporated by reference in this annual report and you should not consider that information a part of this annual report. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
PREMIUMS WRITTEN
Direct and Assumed	$1,136,432	$1,065,002	$983,216
Reinsurance ceded	(244,344)	(204,665)	(160,041)
Net	$892,088	$860,337	$823,175
PREMIUMS EARNED
Direct and Assumed	$1,090,259	$1,021,294	$938,160
Reinsurance ceded	(224,512)	(182,183)	(146,794)
Net	$865,747	$839,111	$791,366

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2020, our specialty admitted operations produced gross premiums written of $720.6 million, representing approximately 64 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to AM Best, the excess and surplus market represented less than 10 percent of the entire $712 billion domestic property and casualty industry in 2020, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $388.4 million, or 34 percent, of our total gross premiums written in 2020.

SPECIALTY REINSURANCE MARKETS

We write business in the specialty reinsurance markets. This business is generally written on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2020, our specialty reinsurance operations wrote gross premiums of $27.4 million, representing approximately 2 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial Excess and Personal Umbrella

Our commercial excess coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by the Company. The personal umbrella coverage is generally written in excess of homeowners’ and automobile liability coverage provided by other carriers. Net premiums earned from this business totaled $178.2 million, $140.5 million and $124.4 million, or 21 percent, 17 percent and 16 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and in the specialized areas of onshore energy-related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $91.7 million, $98.9 million and $93.9 million, or 11 percent, 12 percent and 12 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small to medium-sized design, technical, computer and miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $85.2 million, $81.3 million and $80.0 million, or 10 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and other types of specialty commercial automobile risks. We also offer incidental, related insurance coverages including general liability, excess liability and motor truck cargo. We produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $64.6 million, $83.2 million and $81.1 million, or 7 percent, 10 percent and 10 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small to medium-sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages as well as commercial automobile, property and umbrella coverage. These products are primarily marketed through retail agents. Net premiums earned from the small commercial business totaled $63.4 million, $55.7 million and $51.5 million, or 7 percent, 7 percent and 6 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability, employment practice liability and fidelity coverages, for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess Side A D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offer excess cyber liability coverage to medium to large-sized public and private businesses. Net premiums earned from the executive products business totaled $26.5 million, $27.1 million and $21.3 million, or 3 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Additionally, we write mortgage reinsurance, which provides credit risk transfer on pools of mortgages, and offer general liability and package coverages through a general binding authority (GBA) group. We provided healthcare liability coverage focused on long-term care and medical professional liability insurance specializing in hard-to-place individuals and group physicians, but exited these businesses on a runoff basis in 2019. Net premiums earned from these lines totaled $59.9 million, $71.8 million and $71.3 million, or 7 percent, 8 percent and 9 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

PROPERTY SEGMENT

Marine

Our marine coverages include cargo, hull, protection and indemnity, marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $81.9 million, $74.9 million and $59.8 million, or 10 percent, 9 percent and 8 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake, wind and difference in conditions (DIC), which can include earthquake, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $79.4 million, $68.3 million and $71.5 million, or 9 percent, 8 percent and 9 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Specialty Personal

We offer specialized homeowners’ insurance, primarily homeowners’ and dwelling fire insurance through retail agents in Hawaii. Net premiums earned from specialty personal coverages totaled $19.6 million, $19.3 million and $16.9 million, or 2 percent, 3 percent and 2 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Other Property

Our other property coverages consist of newer product offerings, such as general binding authority, and lines which we have recently exited. Net premiums earned from these lines totaled $2.8 million, $1.5 million and $1.1 million, or less than 1 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

SURETY SEGMENT

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare and on and offshore energy, petrochemical and refining industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $42.9 million, $43.6 million and $43.4 million, or 5 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. These bonds are usually individually underwritten and utilize extensive automation tools for the underwriting and bond delivery to our agents and principals. Net premiums earned from miscellaneous surety coverages totaled $42.3 million, $44.7 million and $47.0 million, or 5 percent, 5 percent and 6 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $27.3 million, $28.3 million and $28.2 million, or 3 percent, 3 percent and 4 percent of total net premiums earned for 2020, 2019 and 2018, respectively.

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

DIGITAL AND DIRECT

We utilize digital efforts to produce and efficiently process and service business including home businesses, high performance driver’s education, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Berkley, Chubb, CNA, Great American, Great West, Hartford, James River, Kinsale, Lancer, Markel, Protective, RSUI, Sompo, USLI, Travelers and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum and Forster, Great American, Lexington, Sompo and Travelers. Primary competitors in the surety segment are AIG, Arch, AXA XL, Berkley, Chubb, CNA, Great American, Hartford, HCC, Sompo and Travelers. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, consistency and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial condition and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting specialists in our branch and home offices. We continue to maintain our underwriting standards by not seeking market share at the expense of underwriting profit. We have a track record of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

FINANCIAL STRENGTH RATINGS

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Publications of AM Best, Standard & Poor’s and Moody’s indicate that A and A+ ratings are assigned to those companies that, in their opinion, have a superior ability to meet ongoing insurance obligations, a strong capacity to meet financial commitments or a low credit risk, respectively. The ratings are independent opinions of an insurer’s financial strength and ability to meet ongoing insurance policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.

At December 31, 2020, the following ratings were assigned to our insurance companies:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior
Standard & Poor’s
RLI Ins. and Mt. Hawley	A+, Strong
Moody’s
RLI Ins. and Mt. Hawley	A2

*	CBIC is only rated by AM Best

For AM Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. AM Best, in addition to assigning a financial strength rating, also assigns financial size categories. In November 2020, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of XII (adjusted policyholders’ surplus of between $1 billion and $1.25 billion). As of December 31, 2020, the policyholders’ statutory surplus of RLI Insurance Group totaled $1.1 billion, which continues to result in AM Best’s financial size category of XII.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $224.5 million, $182.2 million and $146.8 million in 2020, 2019 and 2018, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk, which affects the cost and ability to secure reinsurance contracts, and credit risk, which relates to the ability to collect from the reinsurer on our claims. We strive to purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 88 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and Standard & Poor’s rating services.

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

Excluding catastrophe (CAT) reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in excess of the per risk limits shown.

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention	*
General liability	Excess of Loss	1/1	$1.0	$9.0	$1.9
Commercial excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella	Excess of Loss	1/1	1.0	9.0	1.9
Commercial transportation	Excess of Loss	1/1	1.0	9.0	1.9
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	1.9
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	3.8
Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.8
Marine	Excess of Loss	6/1	2.0	28.0	2.0
Surety	Excess of Loss	4/1	2.0	73.0	9.7	***

*	Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.
**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property CAT reinsurance reduces the financial impact of a CAT event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our CAT lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for 2019 through 2021 are shown in the following table:

Catastrophe Coverages

(in millions)

	2021		2020		2019
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	$500	$25	$500	$25	$400
Non-California Earthquake	25	525	25	525	25	425
Other Perils	25	375	25	375	25	275

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

Catastrophe - California Earthquake

(in millions)

	2021		2020		2019
Modeled	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$50	$29	$21	$29	$21	$29	$21
100	73	27	73	27	73	27
200	164	36	164	36	163	37
300	257	43	258	42	257	43
450	397	53	397	53	396	54

Catastrophe - Other (Earthquake outside of California, Wind, Other)

(in millions)

	2021		2020		2019
Modeled	Ceded	Net	Ceded	Net	Ceded	Net
Gross Loss	Losses	Losses	Losses	Losses	Losses	Losses
$25	$6	$19	$7	$18	$7	$18
50	24	26	24	26	24	26
100	63	37	63	37	63	37
200	142	58	145	55	144	56
300	224	76	225	75	226	74

In the above table, projected losses for 2021 were estimated based on our exposure as of December 31, 2020, utilizing the treaty structure in place as of January 1, 2021. All previous years were estimated similarly by utilizing the treaty structure in place at the start of the listed year and the exposure at the end of the previous year.

The previous tables were generated using theoretical probabilities of events occurring in areas where our portfolio of in-force policies could generate the level of loss illustrated. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a lower probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our CAT reinsurance.

We regularly monitor and quantify our exposure to catastrophes. In the normal course of business, we manage our concentrations of exposures to catastrophic events, primarily by limiting concentrations of locations insured to acceptable levels and by purchasing reinsurance. Exposure and coverage detail is recorded for each risk location. We quantify and monitor the total policy limit insured in each geographical region. In addition, we use third-party CAT exposure models and an internally developed analysis to assess each risk to ensure we include an appropriate charge for assumed CAT risks.

CAT exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events and exposure data, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of CAT-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we use assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the CAT models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of CAT, and for all perils in aggregate, change over time as these internal and external conditions change.

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the CAT modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the CAT reinsurance treaty purchased on January 1, 2021, there is a 99.6 percent likelihood that the net loss will be less than 7.0 percent of policyholders’ statutory surplus as of December 31, 2020. The exposure levels are within our tolerances for this risk.

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

Net loss and loss adjustment reserves by product line at year-end 2020 and 2019 are illustrated in the following table. LAE is classified in the table as either allocated loss adjustment expense (ALAE) or unallocated loss adjustment expense (ULAE). ALAE refers to estimates of claim settlement expenses that can be identified with a specific claim or case, while ULAE cannot be identified with a specific claim. For a detailed discussion of loss reserves, refer to our critical accounting policy in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(as of December 31, in thousands)	2020			2019
Product Line	Case	IBNR	Total	Case	IBNR	Total
Casualty segment net loss and ALAE reserves
Commercial excess	$16,816	$156,302	$173,118	$14,967	$135,180	$150,147
Personal umbrella	39,289	63,512	102,801	32,390	43,672	76,062
General liability	60,065	173,158	233,223	58,236	176,405	234,641
Professional services	37,725	90,710	128,435	35,076	85,518	120,594
Commercial transportation	68,633	61,218	129,851	83,619	56,321	139,940
Small commercial	14,908	58,113	73,021	16,660	47,030	63,690
Executive products	20,971	69,126	90,097	24,921	61,028	85,949
Other casualty	37,559	131,747	169,306	35,442	111,198	146,640
Property segment net loss and ALAE reserves
Marine	13,321	30,824	44,145	13,506	26,299	39,805
Commercial property	29,572	23,164	52,736	10,461	15,603	26,064
Specialty personal	2,381	4,314	6,695	1,746	4,794	6,540
Other property	785	2,165	2,950	982	3,266	4,248
Surety segment net loss and ALAE reserves
Commercial	2,565	12,556	15,121	1,425	8,889	10,314
Miscellaneous	389	5,135	5,524	712	5,249	5,961
Contract	(61)	6,538	6,477	2,234	7,264	9,498
Latent liability net loss and ALAE reserves	4,387	13,479	17,866	4,553	12,914	17,467
Total net loss and ALAE reserves	$349,305	$902,061	$1,251,366	$336,930	$800,630	$1,137,560
ULAE reserves	—	54,954	54,954	—	52,275	52,275
Total net loss and LAE reserves	$349,305	$957,015	$1,306,320	$336,930	$852,905	$1,189,835

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
High severity
Loss trend volatility
Exposure growth
Unforeseen tort potential

General liability	Long	Internal	Exposure changes/mix	Medium	High
Unforeseen tort potential

Professional services	Medium	Internal & external	Highly varied exposures	Medium	Medium
Loss trend volatility
Unforeseen tort potential

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure change/mix
Loss trend volatility
Unforeseen tort potential

Small commercial	Long	Internal	Exposure growth/mix	Medium	Medium
Unforeseen tort potential
Small volume

Executive products	Long	Internal & significant external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Exposure growth/mix
Heavily reinsured

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure growth/mix	High	High

Other property	Short	Internal	CAT aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Uniqueness of exposure

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility	High	High
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

For our long and medium-tail products, the BF methods are typically given the most weight for more evaluation periods than the short-tailed lines. These methods are also predominant for the first 12 months of evaluation for short-tail lines. Beyond these time periods, our actuaries apply their professional judgment when weighting the estimates from the various methods deployed, but place significant reliance on the expected stage of development in normal circumstances.

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

RESERVE SENSITIVITIES

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability emergence has ranged from 16 percent to 22 percent favorable and our management liability emergence has ranged from 4 percent to 34 percent adverse over the last three years, while our overall emergence for all products combined has ranged from 18 percent to 33 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2020, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $233.2 million, in addition to associated ULAE and latent liability reserves, at December 31, 2020.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/-5 point change in expected loss ratio for all accident years	$(14.2)	$14.0
+/-10% change in expected emergence patterns	$(6.3)	$5.7
+/-30% change in actual loss emergence over a calendar year	$(10.0)	$9.8
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(29.8)	$30.2

There are often significant interrelationships between our reserving assumptions that have offsetting or compounding effects on the reserve estimate. Thus, in almost all cases, it is impossible to discretely measure the effect of a single assumption or construct a meaningful sensitivity expectation that holds true in all cases. The scenario above is representative of general liability, one of our largest and longest-tailed products. It is unlikely that all of our products would have variations as wide as illustrated in the example. It is also unlikely that all of our products would simultaneously experience favorable or unfavorable loss development in the same direction or at their extremes during a calendar year. Because our portfolio is made up of a diversified mix of products, there would ordinarily be some offsetting favorable and unfavorable emergence by product as actual losses start to emerge and our loss estimates become more reliable.

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

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Statutory net premiums written	$892,088	$860,337	$823,175	$749,854	$740,952
Policyholders’ surplus	1,121,592	1,029,671	829,775	864,554	859,976
Ratio	0.8 to 1	0.8 to 1	1.0 to 1	0.9 to 1	0.9 to 1

COMBINED RATIO AND STATUTORY COMBINED RATIO

Our underwriting experience is best indicated by our combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). The difference between the combined ratio and 100 reflects the per dollar rate of underwriting income or loss, with ratios below 100 indicating underwriting profit and ratios above 100 indicating underwriting loss.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Loss ratio	51.2	49.3	54.1	54.4	48.0
Expense ratio	40.8	42.6	40.6	42.0	41.5
Combined ratio	92.0	91.9	94.7	96.4	89.5

We also calculate the statutory combined ratio, which is not indicative of underwriting income due to accounting for policy acquisition costs differently for statutory accounting purposes. The statutory combined ratio is the sum of (a) the ratio of statutory loss and settlement expenses incurred to statutory net premiums earned (loss ratio) and (b) the ratio of statutory policy acquisition costs and other underwriting expenses to statutory net premiums written (expense ratio). The difference between the combined ratio and 100 reflects the per dollar rate of underwriting income or loss.

	Year Ended December 31,
Statutory	2020		2019		2018		2017		2016
Statutory loss ratio	51.0		49.3		54.1		54.4		48.0
Statutory expense ratio	40.8		41.8		39.9		41.8		41.0
Statutory combined ratio	91.8		91.1		94.0		96.2		89.0

P&C industry combined ratio	100.0	*	98.9	**	99.2	**	103.9	**	100.7	**

*	Source: Conning (2020). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2020. Estimated for the year ended December 31, 2020.
**	Source: AM Best (2020). Aggregate & Averages – Property/Casualty, United States & Canada. 2016 – 2019.

INVESTMENTS

Our investment portfolio serves as the primary resource for loss payments and secondly as a source of income to support operations. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on growing book value through total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. In addition, we have a diversified investment portfolio that distributes credit risk across many issuers and a policy that limits aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our growth in book value. Our portfolio does not contain derivatives.

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 77 percent of the total portfolio, the same as last year, while the equity allocation was 19 percent of the overall portfolio, up from 18 percent the previous year. Other invested assets represented 2 percent of the total portfolio and include investments in low income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago, investments in private funds and investments in restricted stock. The remaining 2 percent was made up of cash and cash equivalents. As of December 31, 2020, 83 percent of the fixed income portfolio was rated A or better and 63 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2020, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$92,561	$93,689
Due after one year through five years	489,451	519,920
Due after five years through 10 years	525,083	575,940
Due after 10 years	357,134	386,633
ABS/CMBS/MBS*	597,238	620,444
Total available-for-sale	$2,061,467	$2,196,626

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $155.9 million at year-end 2020. This total represented 5 percent of cash and investments, a slight increase from year-end 2019.

REGULATION

STATE REGULATION

As an insurance holding company, we and our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurer’s state of domicile requires periodic reporting to such state’s insurance regulatory authority of the financial, operational and management information regarding the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholders’ surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to and, in some cases, consent from regulators is required prior to the consummation of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors.

The primary focus of state regulation of insurance companies is financial solvency and market conduct practices. Regulations designed to ensure the financial solvency of insurers are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing of agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and adequate.

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

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The Illinois insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The Illinois insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the IDOI prior to payment of the dividend, and that extraordinary dividends may not be paid without such regulator’s prior approval (or non-disapproval). An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the 12-month period ending as of December 31 of the preceding year, or 10 percent of the insurer’s statutory policyholders’ surplus as of the preceding year-end. The IDOI has broad authority to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

In addition, changes to the state insurance regulatory requirements are frequent, including changes caused by state legislation, regulations by the state insurance departments and court rulings. State insurance regulators are members of the National Association of Insurance Commissioners (NAIC). The NAIC is a non-governmental regulatory support organization that seeks to promote uniformity and enhance state regulation of insurance through various activities, initiatives and programs. Among other regulatory and insurance company support activities, the NAIC maintains a state insurance department accreditation program and proposes model laws, regulations and guidelines for adoption by state legislatures and insurance regulators. Such proposed laws and regulations cover areas including risk assessments, corporate governance and financial and accounting rules. To the extent such proposed model laws and regulations are adopted by states, they will apply to insurance carriers.

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

Illinois has adopted the Own Risk and Solvency Assessment (ORSA) model act. ORSA is applicable to Illinois domiciled insurance companies that meet certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, which is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. The Company files an ORSA summary report with the IDOI each year, which includes an internal identification, description and assessment of the risks associated with our business plan and the sufficiency of capital resources to support those risks.

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2020, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $203.9 million compared to actual statutory capital and surplus of $1.1 billion as of December 31, 2020, resulting in statutory capital that is more than five times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled ceding companies, credit is usually granted when the reinsurer is licensed or accredited in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (1) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

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

In addition, the Dodd-Frank Act contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (FIO) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of the Treasury, has limited authority and no direct regulatory authority over the business of insurance. The FIO’s principal mandates include monitoring the insurance industry, monitoring the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, collecting insurance industry information and data and representing the U.S. with international insurance regulators. Although the FIO does not provide substantive regulation of the insurance industry at this time, we will monitor its activities carefully for any regulatory impact on our company.

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

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC) and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI Corp. or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2020, neither RLI Corp. nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

LICENSES AND TRADEMARKS

We hold a U.S. federal service mark registration of our corporate name “RLI” and several other company service marks and trademarks with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property nationwide from deceptively similar use. The duration of these registrations is 10 years, unless renewed. We monitor our trademarks and service marks and protect them from unauthorized use as necessary.

HUMAN CAPITAL

RLI is a specialty underwriting company whose achievement emanates from our entrepreneurial and ownership culture. We strive to hire top underwriting and claim talent, who often work in branch locations closer to our customers, throughout the United States. Underwriters have the resources and authority to operate within established underwriting guidelines and a share of the rewards when they succeed. Compensation plans are designed to reward profitability and shareholder value creation to better align compensation with the longer-term nature of insurance products and stakeholder expectations. We solicit employee feedback to help ensure employees are engaged, feel valued and are contributing to our success.

As of December 31, 2020, the Company employed 875 associates throughout the United States, 863 of whom were full time. We prefer to utilize our own underwriting, claims and support staff, given the complex nature of our products. The niche markets we operate within require unique experience and deep knowledge to select appropriate risks and serve our customers. Ensuring a seamless transfer of knowledge as employees retire and developing newer talent continues to be a focus of the Company. We enable employees to maintain and expand industry knowledge and technical expertise through education and training as well as memberships to industry and trade associations. We leverage the services of a limited number of third-party contractors when it is difficult to hire employees that address a needed skill set outside of our core insurance functions, or when efficiencies can be gained.

Human Capital Oversight

At the Board of Directors level, oversight of human capital is provided by the Human Capital and Compensation Committee (HCCC). Executive oversight for human capital is provided by the Company’s Vice President of Human Resources, who reports to the Chairman & CEO. Key responsibilities of the Vice President of Human Resources include providing effective programs related to staffing and succession planning, employee recruiting and development, compensation and benefits, and compliance, which are monitored by the HCCC.

Compensation and Benefits

We compensate employees through a competitive compensation (Total Rewards) program that includes a base salary or hourly wage, annual incentives for all full-time employees, long-term incentives for management, retirement benefits, as well as health, disability and life insurance. We utilize various information sources, including local, regional and national compensation surveys, to establish competitive pay targets for each position in the company to ensure its Total Rewards program attracts and retains a talented workforce.

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2020, 9 percent of RLI Corp. shares were owned by insiders.

Diversity and Inclusion

We strive to cultivate an exceptional workforce to perpetuate our ownership culture, deliver excellent customer service and continue to achieve superior business results. Our goal is to attract, develop and retain the best talent from diverse backgrounds, while promoting a culture where different viewpoints are valued and individuals feel respected, are treated fairly and have an opportunity to excel in their chosen careers.

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

Although we operate in all 50 states, 51 percent of our direct premiums earned were generated in four states in 2020: California – 17 percent; New York – 14 percent: Florida – 10 percent; and Texas – 10 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

We compete with a large number of companies in the insurance industry to underwrite premium and their actions could ultimately impact our overall results.

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

We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are, and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have stronger brand awareness than we do. We may incur increased costs in competing for premium. If we are unable to compete effectively in the markets we operate in or are not successful expanding our operations into new markets, the amount of premium we write may decline, as well as overall business results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry, including:

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by AM Best, Standard & Poor’s and Moody’s. AM Best, Standard & Poor’s and Moody’s ratings are independent opinions of an insurer’s financial strength and ability to meet ongoing insurance policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. These financial strength ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company. The view of required capital may differ between rating agencies, as well as from RLI Corp.’s own view of desired capital. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change. As such, we cannot assure the continued maintenance of our current ratings.

All of our ratings were reviewed during 2020. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our A+, Strong rating for the group of RLI Ins. and Mt. Hawley and kept the group on negative outlook, indicating they believe the group may be downgraded over the next six to 24 months. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A measurable downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

We are subject to extensive governmental regulation, which may adversely affect our ability to achieve our business objectives. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition, results of operations and reputation.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other stakeholders. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

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

Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. Changes in industry practices, and in legal, legislative, regulatory, judicial, social and other conditions under which we operate may require us to pay claims we did not intend to cover when we wrote the policies. These changes may serve to extend the time for making claims, extend coverage and increase damages. These changes may not become apparent until after we have issued policies or bonds that are affected by the changes and, consequently, we may not know the extent of our liability and the impact to our financial performance until many years after a policy or bond was issued. The effects of these and other coverage issues are difficult to predict and could have a materially adverse effect on our financial performance.

As part of the reserving process, we review historical data and consider the impact of various factors such as:

•	Loss emergence and cedant reporting patterns,

•	Underlying policy terms and conditions,

•	Business and exposure mix,

•	Emerging coverage issues,

•	Trends in claim frequency and severity,

•	Changes in operations,

•	Emerging economic and social trends,

•	State reviver statutes that permit claims after a statute of limitation has expired,

•	Inflation in amounts awarded by courts and juries and

•	Changes in the regulatory and litigation environments.

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

We face the risk of property damage resulting from catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. We also face risk from lava flows in Hawaii impacting our homeowners’ business and from wildfires, particularly on the West Coast. Since the Northridge, California earthquake in 1994, most of our catastrophe-related claims have resulted from hurricanes and other seasonal storms such as tornadoes and hail storms.

The incidence and severity of CATs are inherently unpredictable. The extent of losses from a CAT is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most CATs are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. In addition to hurricanes and earthquakes, CAT losses can occur from windstorms, severe winter weather and fires and may include terrorist events. In addition, climate change could have an impact on longer-term natural CAT trends. Extreme weather events that are linked to rising temperatures, changing global weather patterns, sea, land and air temperatures, as well as sea levels, rain and snow could result in increased occurrence and severity of CATs. CATs can cause losses in a variety of our property and casualty products, and it is possible that a catastrophic event or multiple catastrophic events could cause the Company to suffer material financial losses. In addition, CAT claim costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property, the effects of inflation and the growth of our workers’ compensation business could also increase the severity of claims from CAT events in the future.

We use models to help assess exposure to catastrophic events against established thresholds. CAT models cannot contemplate all possible CAT scenarios and include underlying assumptions based on a limited set of actual events. The losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, which could have a materially adverse effect on our results of operations and financial condition. To address uncertainty related to CAT models, we also monitor against thresholds using non-modeled metrics.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, obtain other reinsurance facilities in adequate amounts and at favorable rates, or diversify our exposure among an adequate number of high-quality reinsurance partners. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase—which could increase the volatility of our results—or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Financial and Investment

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations.

Factors such as business revenue, construction spending, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on our customer revenues, value of goods transported, miles traveled and number of new projects initiated. In an economic downturn characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need or desire for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue. In addition, as approximately a third of our business relates to the construction industry, our results of operations could be significantly impacted in an economic downturn if the construction industry is affected disproportionally.

Access to capital and market liquidity may adversely affect our ability to take advantage of business opportunities as they arise.

Our ability to grow our business depends, in part, on our ability to access capital when needed. We cannot predict capital market liquidity or the availability of capital. We also cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions and their combined impact on our industry, business and investment portfolios. If our company needs capital but cannot raise it, our business and future growth could be adversely affected.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The Illinois legislature has adopted the Risk Management and ORSA Law, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Law also provides that, no less than annually, an insurer must submit an ORSA summary report. Under the Illinois insurance holding company laws, on an annual basis, we are also required to file an enterprise risk report with the IDOI, which is intended to identify the material risks within our insurance holding company system that could pose enterprise risk to our insurance company subsidiaries. We operate within an enterprise risk management (ERM) framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in the Company accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

We may not be able to effectively start up or integrate new product opportunities.

Our ability to grow our business depends, in part, on our creation, implementation or acquisition of new insurance products that are profitable and fit within our business model. Our ability to grow profitably requires that we identify market opportunities, which may include acquisitions, and that we attract and retain underwriting and claims expertise to support that growth. New product launches, as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot effectively or accurately assess and overcome these obstacles, or we improperly implement new insurance products, our ability to grow profitably could be impaired.

We may be unable to attract and retain qualified key employees.

We depend on our ability to attract and retain experienced underwriting and claim talent, who have deep knowledge of the niche business we write, and other skilled employees. If we cannot attract or retain top-performing executive officers, underwriters and other employees, the quality of their performance decreases or we fail to implement succession plans for our key employees, we may be unable to maintain our current competitive position in the markets in which we operate or expand our operations into new markets.

We rely on third-party vendors for a number of key components of our business.

We contract with a number of third-party vendors to support our business. For example, we have license agreements for software that we use to model natural catastrophes, process claims, and manage policies, producers and financial processes. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and fewer financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing the Company to incur significant expense. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputation damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the security and stability of our critical vendors.

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

Any such issues could materially impact our company including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are secure and continue to take steps to ensure they are protected against such risks, we cannot guarantee such problems will not occur. If they do, interruption to our business and damage to our reputation and related costs, could be significant, which could impair our profitability.

Epidemics, pandemics and public health outbreaks, including the ongoing coronavirus (COVID-19) pandemic, could adversely affect our business, including revenues, profitability, results of operations and/or cash flows, in a manner and to a degree that could be material.

Epidemics, pandemics and other public health outbreaks generally result in significant disruptions in economic activity and financial markets. The cumulative effects on the Company could include, without limitation:

•	Reduced demand for our insurance policies due to reduced economic activity, which could negatively impact our revenues,

•	Reduced cash flows from our policyholders, delaying premium payments,

•	Increased costs and disruption of operations due to employees working remotely or unavailability of our employees,

•	Increased claims, losses, litigation and related expenses,

•

Legislative, regulatory and judicial actions in response to the public health outbreak, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our underwriting intent in those policies was not to provide coverage or was to exclude coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay premiums that are past due,

•	Policyholder losses from pandemic-related claims could be greater than our reserves for those losses,

•	Volatility and declines in financial markets could reduce the fair market value, or result in the impairment, of invested assets held by the Company and

•	The decline in interest rates which could reduce future investment results.

Although we have investigated and closed a substantial number of COVID-19-related claims without payment, state and federal courts could rule that such claims are covered under our policies. Court decisions upholding our position that these COVID-19 related claims are not covered under our policies could also be overturned on appeal. These actions could result in an increase in claims and paid losses, which could have a materially adverse effect on our financial performance. Such appellate court decisions may take several years to become final and their ultimate outcome is uncertain at this time.

We have experienced declines in premium in select product lines and established loss and defense reserves for others as a result of COVID-19. The extent and duration of the premium declines cannot be determined and could continue to negatively impact our operating results. While other impacts that could result from pandemics have not manifested to a significant degree for RLI through the end of 2020, circumstances continue to change and we could be affected in different ways in the future. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described herein.

If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards and serve our customers. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position, security and our cost structure could be adversely affected.

Technology breaches or failures, including but not limited to cyber security incidents, could disrupt our operations, result in the loss of critical and confidential information and expose us to additional liabilities, which could adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. Like other companies, RLI Corp. is also subject to insider threats that may impact the confidentiality, integrity or availability of our data. We, our business partners and service providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems). However, cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant. We have cyber insurance, but it is possible that the coverage we have in place would not entirely protect the Company in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

We may suffer losses from litigation, which could materially and adversely affect our financial condition and business operations.

We continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations that could result in the Company incurring losses in excess of policy limits. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an unfavorable outcome, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

Item 3.  Legal Proceedings

Information on our legal proceedings is set forth in note 10 to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data.

Item 4.  Mine Safety Disclosures - Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI Corp. has paid dividends for 178 consecutive quarters and increased quarterly dividends in each of the last 45 years. In December 2020 and 2019, RLI Corp. paid special cash dividends of $1.00 per share to shareholders. As of February 8, 2021, there were 853 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2015	2016	2017	2018	2019	2020
RLI	~~--------------~~	$100	$107	$107	$125	$167	$197
S&P 500	••••••••••••••••	100	112	136	130	171	203
S&P 500 P&C Index	— — —	100	116	142	135	170	181

Assumes $100 invested on December 31, 2015, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 14.5%, S&P 500: 15.2% and S&P 500 P&C Index: 12.5%.

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

Item 6. Selected Financial Data – Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S. based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2020, we achieved our 25th consecutive year of underwriting profitability. Over the 25-year period, we averaged an 88.4 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

	Year ended December 31,
(in thousands)	2020	2019
Net earnings	$157,091	$191,642
Income tax expense	32,750	41,092
Earnings before income taxes	$189,841	$232,734
Equity in earnings of unconsolidated investees	(20,233)	(20,960)
General corporate expenses	10,265	12,686
Interest expense on debt	7,603	7,588
Net unrealized gains on equity securities	(32,101)	(78,090)
Net realized gains	(17,885)	(17,520)
Net investment income	(67,893)	(68,870)
Net underwriting income	$69,597	$67,568

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claim handling procedures, claim personnel, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and LAE is difficult to estimate. Loss reserve estimations also differ significantly by coverage due to differences in claim complexity, the volume of claims, the policy limits written, the terms and conditions of the underlying policies, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. We continually refine our loss reserve estimates as historical loss experience develops and additional claims are reported and settled. We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established.

Due to inherent uncertainty underlying loss reserve estimates, including, but not limited to, the future settlement environment, final resolution of the estimated liability may be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a significantly different amount than currently reserved — favorable or unfavorable.

The amount by which current estimated losses differ from those estimated for a period at a prior valuation date is known as development. Development is unfavorable when the losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.

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

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, chief legal officer and other selected executives. We do not use discounting (recognition of the time value of money) in reporting our estimated reserves for losses and settlement expenses. Based on current assumptions used in calculating reserves, we believe that our reserve levels at December 31, 2020, make a reasonable provision to meet our future obligations.

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

For certain property products, we use an alternative method of determining an appropriate provision for initial IBNR. Since this segment is characterized by a shorter period of time between claim occurrence and claim settlement, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on expected loss ratios and loss development assumptions. The loss development assumptions are typically based on historical reporting patterns but could consider alternative sources of information. The IBNR percentages are reviewed and updated periodically. No deductions for paid or case reserves are made. This alternative method of determining initial IBNR allows incurred losses and ALAE to react more rapidly to the actual emergence, and is more appropriate for our property products where final claim resolution occurs over a shorter period of time.

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

As a predominantly excess and surplus lines and specialty admitted insurer serving niche markets, we believe we are subject to above-average variation in estimates and that this variation is not symmetrical around the actuarial central estimate.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee at the point coverage is initiated and, often, many years subsequent. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies offer broad coverages (with named exclusion) and are issued on an occurrence basis. Claimants have at times sought coverage beyond the insurer’s original intent, including seeking to void or limit exclusionary language.

Because of the variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, we believe there are circumstances where it is prudent to enhance our normal reserving process. Generally, these are circumstances where we have qualitative information and knowledge of increased risk, but those circumstances have not occurred within the history of our quantitative data. In these situations, we will rely on that qualitative information, usually from our claim team or underwriting staff, and make an enhancement to our normal process. In general, these enhancements will result in an increased overall reserve level compared to reserves based only on quantitative information. In the cases where these risks fail to materialize, favorable loss development will likely occur in subsequent periods. It is also possible that the risks materialize above the enhanced reserve level, in which case unfavorable loss development will likely occur in subsequent periods.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2020.

INVESTMENT VALUATION

Throughout each year, we and our investment managers buy and sell securities to achieve investment objectives in accordance with investment policies established and monitored by our board of directors and executive officers.

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings. We classify our investments in fixed income securities into one of three categories: trading, held-to-maturity or available-for-sale. We do not hold any securities classified as trading or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

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

RECOVERABILITY OF REINSURANCE BALANCES

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and Securities and Exchange Commission (SEC) filings for reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid balance recoverable from the reinsurer are specifically identified and charged to earnings in the form of an allowance for uncollectible amounts. We subject our remaining reinsurance balances receivable to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, and record an additional allowance for unrecoverable amounts from reinsurers. This credit allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover.

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

Periodically, management reviews our deferred tax positions to determine if it is more likely than not that the assets will be realized. These reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported, as well as the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considers tax planning strategies it can use to increase the likelihood that the tax assets will be realized. After conducting the periodic review, if management determines that the realization of the tax asset does not meet the more likely than not criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. In addition, management must make estimates of the tax rates expected to apply in the periods in which future taxable items are realized. Such estimates include determinations and judgments as to the expected manner in which certain temporary differences, including deferred amounts related to our equity method investment, will be recovered. These estimates enter into the determination of the applicable tax rates and are subject to change based on the circumstances.

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

IMPACT OF COVID-19

The coronavirus (COVID-19) pandemic has impacted individuals, businesses and the economy throughout 2020. As an employee-owned company, the health and well-being of our customers, partners and associates is our highest priority. While a large percentage of our associates are still working from home, our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers.

It is difficult to predict how and to what extent the economic slowdown will impact our revenues in the coming quarters. To date, the product line that has experienced the greatest impact has been public transportation. Many of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home orders. For the year ended December 31, 2020, transportation gross written premium was down $42.2 million when compared to 2019. We expect transportation premium to continue to be down from prior periods until the use of public transportation increases, which may not be until after a vaccine or effective treatment is readily available or there is a significant reduction in cases. Additionally, slowdowns in the construction industry contributed to premium declines for our general liability and surety products. A number of our products support the construction industry, and revenues may continue to be impacted as long as this sector experiences disruption. However, our personal lines products, management liability products and property businesses have seen little to no impact on premium from the pandemic.

We have been fair and flexible with our customers in modifying exposures and payment terms, and are in compliance with any applicable state regulatory directives on such changes. Insureds continue to make payments in accordance with the agreed upon schedules, and we have not experienced a material increase in the amount of expense associated with uncollectible receivables.

The loss exposure arising out of the spread of COVID-19 and resulting shutdown will take time to resolve. We do not offer event cancellation, travel, trade credit or pandemic-related coverages, which would be more directly impacted by the COVID-19 pandemic. The Company has received a number of claims, the majority of which relate to business interruption. We are reviewing the individual circumstances of each claim submitted and will fulfill our obligation to pay if coverage applies. The derivative implications that COVID-19 has on the economy may have negative implications on products that are correlated with the credit cycle, including, but not limited to, some of our executive products and surety offerings. Additionally, the professional services and executive product groups may be affected by claims made against companies who are reopening or returning to work. In 2020, $18.3 million of net reserves were established to address the increased risk of loss and expense that emanated from the economic downturn brought on by the pandemic.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of December 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate opportunities for expense savings and efficiencies and took targeted actions to reduce or defer expenses in 2020, including certain hiring freezes, position consolidations, travel limitations and executive merit increase suspensions. Bonus and profit-sharing expense, which is correlated with company performance, also declined.

The equity portfolio has more than recovered from the sharp market sell off in the first quarter, with $37.8 million of net after-tax realized and unrealized gains on equity securities in 2020. Additionally, lower interest rates increased the fair value of the fixed income portfolio, which resulted in $53.5 million of after-tax other comprehensive earnings. However, with the decline in yields, reinvestment rates are now lower than in previous years, which will limit the portfolio’s ability to generate higher levels of investment income, absent a larger invested asset base.

Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime) contributed towards positive net earnings in 2020. While earnings for Prime were higher than in 2019, Maui Jim’s sales were negatively impacted by the shutdown much of the traditional retail sector experienced during the year. The economic downturn may continue to impact the results of these investees, particularly if there is any lasting impact on the retail sector as it relates to Maui Jim.

We produced solid operating results in 2020 and our financial position remained strong despite the impact of the COVID-19 pandemic. We generated $263.3 million of net operating cash inflows and believe we have adequate liquidity. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million. There were no amounts outstanding under any of these facilities as of December 31, 2020. In addition to the $155.9 million of cash and other investments maturing within one year as of December 31, 2020, we believe that cash generated from operations, the liquidity of our fixed income portfolio and our unused lines of credit provide sufficient sources of cash to meet our anticipated needs over the next 12 to 24 months.

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, incorporated herein by reference.

Consolidated revenue for 2020 decreased $20.0 million from 2019. Net premiums earned for the Group increased 3 percent, driven by growth from our property and casualty segments, but performance in the equity portfolio was not able to match the return generated in 2019. Net investment income decreased by 1 percent in 2020, primarily due to lower reinvestment rates relative to the prior year. Additionally, we recorded net realized gains on our investment portfolio in 2020 and 2019, due to portfolio rebalancing.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2020	2019
Net premiums earned	$865,747	$839,111
Net investment income	67,893	68,870
Net realized gains	17,885	17,520
Net unrealized gains on equity securities	32,101	78,090
Total consolidated revenue	$983,626	$1,003,591

Net earnings for 2020 totaled $157.1 million, down from $191.6 million in 2019. Improved underwriting income was offset by a decline in unrealized gains on equity securities.

NET EARNINGS	Year ended December 31,
(in thousands)	2020	2019
Underwriting income	$69,597	$67,568
Net investment income	67,893	68,870
Net realized gains	17,885	17,520
Net unrealized gains on equity securities	32,101	78,090
Interest expense on debt	(7,603)	(7,588)
General corporate expenses	(10,265)	(12,686)
Equity in earnings of unconsolidated investees	20,233	20,960
Earnings before income taxes	$189,841	$232,734
Income tax expense	(32,750)	(41,092)
Net earnings	$157,091	$191,642

UNDERWRITING RESULTS

Gross premiums written increased $71.4 million, or 7 percent, in 2020 when compared to 2019. Excluding the decline in commercial transportation, which was impacted by the COVID-19 pandemic, written premium increased by 12 percent. Positive rate movement across most of the casualty and property portfolio and an expansion of distribution channels provided for growth opportunities in established lines.

Underwriting results for 2020 were impacted by significant catastrophe activity, including $51.5 million of pretax losses and $1.5 million of reinstatement premium from hurricanes, as well as $6.5 million of other storm and civil unrest losses. Additionally, $18.3 million of COVID-19 related loss and defense reserves were established in 2020. Comparatively, pretax storm losses were $9.5 million in 2019. Results for each period benefited, however, from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $101.1 million in 2020, compared to $75.3 million in 2019. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Incentive and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on capital. MVP is the primary measure of executive bonus achievement and a significant component of manager and associate incentive targets. Incentive and profit-sharing related expenses attributable to the favorable reserve developments totaled $14.2 million and $11.1 million for 2020 and 2019, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2020 and 2019 increases were $11.2 million and $1.4 million, respectively, in reductions to incentive and profit-sharing amounts earned due to losses associated with catastrophe activity, as well as the reserves that were established for COVID-19 in 2020.

In total, underwriting income was $69.6 million on a 92.0 combined ratio in 2020, compared to $67.6 million on a 91.9 combined ratio in 2019. The loss ratio was 51.2 in 2020, compared to 49.3 in 2019. The expense ratio decreased to 40.8 in 2020, from 42.6 in 2019. Travel and entertainment expenses, along with other discretionary costs, decreased in 2020 as we made adjustments to reduce the impact of COVID-19 on our results. Additionally, stronger growth in book value was experienced in 2019, which led to larger levels of bonus and profit-sharing expenses.

We achieved our 25th consecutive year of underwriting profit in 2020. Our ability to continue to produce underwriting income, and to do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate the Company from the broader insurance market by ensuring sound risk selection and appropriate pricing.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2020	2019	% Change	2020	2019	% Change
CASUALTY
Commercial excess and personal umbrella	$237,239	$183,098	30%	$178,214	$140,483	27%
General liability	94,307	99,345	(5)%	91,653	98,880	(7)%
Professional services	91,300	89,347	2%	85,196	81,329	5%
Commercial transportation	63,345	105,592	(40)%	64,624	83,213	(22)%
Small commercial	65,843	63,925	3%	63,357	55,701	14%
Executive products	121,653	96,828	26%	26,509	27,088	(2)%
Other casualty	75,722	66,057	15%	59,968	71,764	(16)%
Total casualty	$749,409	$704,192	6%	$569,521	$558,458	2%

PROPERTY
Marine	$98,027	$91,315	7%	$81,852	$74,887	9%
Commercial property	145,371	126,358	15%	79,406	68,310	16%
Specialty personal	20,962	21,190	(1)%	19,596	19,316	1%
Other property	4,409	2,562	72%	2,866	1,509	90%
Total property	$268,769	$241,425	11%	$183,720	$164,022	12%

SURETY
Commercial	$46,426	$47,436	(2)%	$42,872	$43,553	(2)%
Miscellaneous	43,174	42,614	1%	42,292	44,721	(5)%
Contract	28,654	29,335	(2)%	27,342	28,357	(4)%
Total surety	$118,254	$119,385	(1)%	$112,506	$116,631	(4)%

Grand total	$1,136,432	$1,065,002	7%	$865,747	$839,111	3%

Casualty

Gross premiums written for the casualty segment were up $45.2 million for 2020. Rate increases were achieved across the segment, particularly in our executive products group. Small commercial continued to benefit from new production sources and geographic expansion, while personal umbrella expanded its distribution base. Other casualty increased $9.7 million, as our general binding authority (GBA) business continued to grow.

Commercial transportation has been significantly affected by the stay-at-home orders associated with COVID-19, particularly public auto, which focuses on charter, school and transit buses. The reduced utilization led to a $42.2 million decline in gross premiums written in 2020. General liability premiums also declined as a result of increased competition, as well as decreases in construction related activity and use-based exposures.

Property

Gross premiums written from our property segment were up $27.3 million in 2020. Our commercial property business was up $19.0 million, as an improving market allowed our underwriters to find more opportunities with acceptable rate levels. Additionally, rates on wind-prone and earthquake exposures continued to increase. Rate increases and market disruption, which created new business opportunities, led to $6.7 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continued to gain scale.

Surety

Gross premiums written from our surety segment were down $1.1 million in 2020. The economic slowdown reduced demand for surety bonds. Additionally, we continually monitor our portfolio for higher risk accounts and have selectively eliminated exposures that no longer met our underwriting standards.

UNDERWRITING INCOME
(in thousands)	2020	2019
Casualty	$44,427	$20,601
Property	(3,182)	18,143
Surety	28,352	28,824
Total	$69,597	$67,568

COMBINED RATIO	2020	2019
Casualty	92.2	96.3
Property	101.7	88.9
Surety	74.8	75.3
Total	92.0	91.9

Casualty

Underwriting income for the casualty segment was $44.4 million on a 92.2 combined ratio in 2020, compared to $20.6 million on a 96.3 combined ratio in 2019. The improvement is the result of increased favorable development on prior accident years’ reserves and improved current accident year performance resulting from a shift in mix of business and lower levels of bonus and profit-sharing expenses.

Favorable development on prior accident years’ loss reserves contributed to underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $75.1 million for 2020, with the largest amounts of the development coming from accident years 2016 through 2019. Products which generated the majority of the favorable development include transportation, general liability, commercial excess and professional services. No active products experienced significant adverse development. Comparatively, overall results for the casualty segment in 2019 included favorable development of $62.5 million, with the bulk of the development attributable to transportation, general liability, professional services, commercial excess, personal umbrella and small commercial across accident years 2016 through 2018. Executive products and medical professional liability developed adversely in 2019. Favorable development on executive products and medical professional liability in 2020 was responsible for a significant amount of the increase between the releases in 2020 and 2019. Hurricane losses on casualty-oriented package policies that include property coverage resulted in $4.4 million of losses in 2020 and $12.9 million of current year reserves were established for COVID-19 loss and defense costs on financial-related product lines.

The segment’s loss ratio was 56.6 in 2020, compared to 59.1 in 2019. The lower loss ratio in 2020 was due to the higher amounts of favorable development on prior years’ reserves. The expense ratio for the casualty segment decreased to 35.6 from 37.2 in 2019.

Property

Underwriting loss from the property segment was $3.2 million on a 101.7 combined ratio in 2020, compared to underwriting income of $18.1 million on an 88.9 combined ratio in 2019. Underwriting results for 2020 included $13.0 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.0 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs. Hurricane activity resulted in $47.2 million of losses and $1.5 million of ceded reinstatement premium. Comparatively, results for 2019 included $4.5 million of favorable development in prior years’ reserves, largely from marine, and $8.8 million of storm losses.

The segment’s loss ratio was 60.6 in 2020, compared to 44.9 in 2019. Catastrophe losses added 30 points to the loss ratio in 2020, compared to 5 points of impact from catastrophe losses in 2019. Partially offsetting this increase was a reduction in current accident year non-catastrophe losses and larger favorable development on prior years’ reserves. The expense ratio for the property segment declined to 41.1 in 2020, from 44.0 in 2019, due in part to the larger premium base in 2020.

Surety

Underwriting income for the surety segment totaled $28.4 million on a 74.8 combined ratio in 2020, compared to $28.8 million on a 75.3 combined ratio in 2019. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. The current accident year combined ratio for each period has been in the low 80s, with each product line contributing to underwriting profit. Results for 2020 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $13.0 million, and offset $3.4 million in current year reserves established for COVID-19 related losses. Comparatively, 2019 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $8.3 million.

The segment’s loss ratio was 8.4 in 2020, compared to 8.3 in 2019. As stated above, a larger amount of favorable development on prior years’ reserves in 2020 was offset by higher current accident year losses, primarily from reserves established for COVID-19, all of which was incurred on a lower premium base. The expense ratio for the surety segment was 66.4 in 2020, compared to 67.0 in 2019.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2020, net investment income decreased by 1 percent. The decrease was primarily due to lower reinvestment rates relative to the prior year. The average annual yields on our investments were as follows for 2020 and 2019:

	2020	2019
PRETAX YIELD
Taxable (on book value)	3.10%	3.39%
Tax-exempt (on book value)	2.69%	2.77%
Equities (on fair value)	2.33%	2.41%

AFTER-TAX YIELD
Taxable (on book value)	2.45%	2.68%
Tax-exempt (on book value)	2.55%	2.62%
Equities (on fair value)	2.02%	2.09%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2020, the average after-tax yield on the taxable fixed income portfolio was 2.5 percent, a decrease from 2.7 percent in the prior year. The average after-tax yield on the tax-exempt portfolio remained at 2.6 percent.

The fixed income portfolio increased by $213.5 million during the year, as the majority of operating cash flows were allocated to the fixed income portfolio and a decline in interest rates was experienced during the year, increasing the fair value of fixed income securities. The tax-adjusted total return on a mark-to-market basis was 6.6 percent. Our equity portfolio increased by $63.4 million to $524.0 million in 2020 as a result of the strong equity market returns during the year. The total return for the year on the equity portfolio was 12.5 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)	(3)(4)	Assets	Assets
2016	$1,986,685	$53,075	$34,645	$(2,313)	4.3%	4.6%
2017	2,081,309	54,876	4,411	53,719	5.4%	5.8%
2018	2,167,510	62,085	63,407	(140,513)	(0.7)%	(0.6)%
2019	2,377,295	68,870	17,520	161,848	10.4%	10.5%
2020	2,698,721	67,893	17,885	99,451	6.9%	6.9%
5-yr Avg.	$2,262,304	$61,360	$27,574	$34,438	5.3%	5.4%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

In 2020, we recognized $15.8 million in net realized gains in the equity portfolio, $3.9 million in net realized gains in the fixed income portfolio and $1.8 million in other net realized losses. In 2019, we recognized $14.4 million in net realized gains in the equity portfolio, $3.2 million in net realized gains in the fixed income portfolio and $0.1 million in other net realized losses.

We regularly evaluate the quality of our investment portfolio. With the adoption of ASU 2016-13 on January 1, 2020, we started recognizing a reversible allowance for credit losses on available-for-sale fixed income securities. Prior to 2020, when we determined that a fixed income security had suffered an other-than-temporary decline in value, the investment’s value was adjusted by reclassifying the decline from unrealized to realized losses. In 2020, we realized $0.6 million in losses on fixed income securities for which we had the intent to sell. We did not recognize any impairment losses in 2019.

As of December 31, 2020, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 142 positions with an unrealized loss position for which an allowance for credit losses had not been recorded. Of these 142 securities, 31 have been in an unrealized loss position for 12 consecutive months or longer and represent $0.4 million in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Based on our analysis, our fixed income portfolio is of a high credit quality and we believe we will recover the amortized cost basis.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical allocation. As of December 31, 2020, the portfolio had a fair value of $2.8 billion, an increase of $276.7 million from the end of 2019.

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

As of December 31, 2020, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$170,110	$183,357	$13,247	6.4%	AAA
U.S. agency	28,902	32,872	3,970	1.1%	AAA
Non-U.S. government & agency	10,298	10,965	667	0.4%	BBB
Agency MBS	384,015	402,071	18,056	14.2%	AAA
ABS/CMBS/MBS**	213,223	218,373	5,150	7.7%	AA+
Corporate	753,404	816,592	63,188	28.8%	BBB+
Municipal	501,515	532,396	30,881	18.8%	AA
Total fixed income	$2,061,467	$2,196,626	$135,159	77.4%	AA-
Equities	293,190	524,006	230,816	18.5%
Other invested assets	51,941	54,232	2,291	1.9%
Cash	62,217	62,217	—	2.2%
Total portfolio	$2,468,815	$2,837,081	$368,266	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 77 percent of our total 2020 portfolio, the same as 2019. As of December 31, 2020, the fair value of our fixed income portfolio consisted of 44 percent AAA-rated securities, 19 percent AA-rated securities, 21 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities. This compares to 49 percent AAA-rated securities, 17 percent AA-rated securities, 19 percent A-rated securities, 9 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2019.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2020, our fixed income portfolio’s duration was 4.7 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 19 percent of our total 2020 portfolio, a slight increase from 18 percent in 2019. Securities within the equity portfolio are well diversified and are primarily invested in large-cap issues with a preference for dividend income. Our strategy has a value tilt and security selection takes precedence over market timing. Likewise, low turnover throughout our long investment horizon minimizes transaction costs and taxes.

FIXED INCOME PORTFOLIO

As of December 31, 2020, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$205,940	$10,289	$—	$—	$—	$—	$216,229
Non-U.S. government & agency	—	—	2,027	6,933	2,005	—	10,965
Corporate - industrial	18,712	38,471	147,091	136,141	39,908	—	380,323
Corporate - financial	3,271	36,818	179,515	52,163	9,362	—	281,129
Corporate - utilities	1,318	1,086	34,481	14,296	3,609	—	54,790
Corporate industrial - private placements	—	—	2,507	8,643	73,247	—	84,397
Corporate financial - private placements	—	1,000	—	4,457	7,598	—	13,055
Corporate utilities - private placements	—	—	1,401	1,198	299	—	2,898
Municipal	142,520	317,607	67,072	2,549	—	2,648	532,396
Structured:
GSE - RMBS	297,987	—	—	—	—	—	297,987
Non-GSE RMBS	49,128	5,078	868	—	—	—	55,074
CLO	33,235	6,009	—	—	—	—	39,244
ABS - credit cards	24,746	—	—	—	—	—	24,746
ABS - auto loans	28,054	—	—	685	—	—	28,739
All other ABS/MBS	21,999	2,260	19,843	—	—	527	44,629
GSE - CMBS	104,084	—	—	—	—	—	104,084
CMBS	25,941	—	—	—	—	—	25,941
Total	$956,935	$418,618	$454,805	$227,065	$136,028	$3,175	$2,196,626

Mortgage-Backed, Commercial Mortgage-Backed and Asset-Backed Securities

The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2020
Pass-throughs	$220,516	$230,610	57.3%
Sequential	96,314	104,084	25.9%
Planned amortization class	67,185	67,377	16.8%
Total	$384,015	$402,071	100.0%

2019
Pass-throughs	$276,423	$282,594	67.3%
Sequential	107,045	108,918	25.9%
Planned amortization class	28,340	28,653	6.8%
Total	$411,808	$420,165	100.0%

Agency MBS represented 18 percent of the fixed income portfolio, compared to 21 percent as of December 31, 2019. We believe agency MBS investments add diversification, liquidity, credit quality and additional yield to our portfolio. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes (PACs) and sequential pay structures. As of December 31, 2020, all of the securities in our agency MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2020, the agency MBS portfolio contained 57 percent of pure pass-throughs, compared to 67 percent as of December 31, 2019. An additional 26 percent of the MBS portfolio was invested in sequential payer, the same as 2019.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2020
Non-GSE RMBS	$54,271	$55,074	25.2%
CLO	39,315	39,244	18.0%
Auto	28,093	28,739	13.2%
CMBS	23,927	25,941	11.9%
Credit card	24,218	24,746	11.3%
Equipment	9,348	9,448	4.3%
Other	34,051	35,181	16.1%
Total	$213,223	$218,373	100.0%

2019
Non-GSE RMBS	$26,770	$26,657	11.9%
CLO	32,066	32,020	14.2%
Auto	52,488	52,895	23.5%
CMBS	43,435	44,726	19.9%
Credit card	32,622	33,116	14.7%
Equipment	6,974	7,018	3.1%
Other	28,477	28,438	12.7%
Total	$222,832	$224,870	100.0%

An asset-backed security (ABS), commercial mortgage-backed security (CMBS) or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2020, ABS/CMBS/RMBS investments were 10 percent of the fixed income portfolio, compared to 11 percent as of December 31, 2019. Eighty-four percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2020, while 99 percent were rated A or better. We believe that ABS/CMBS investments add diversification and additional yield to the portfolio while often adding superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $1.2 million in unrealized losses in these asset classes as of December 31, 2020.

Municipal Fixed Income Securities

As of December 31, 2020, municipal bonds composed 24 percent of our fixed income portfolio, compared to 21 percent as of December 31, 2019. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2020, approximately 43 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 57 percent were revenue based. The municipal portfolio is diversified amongst 280 issues with the largest single issuer representing less than 1 percent of invested assets.

Eighty-six percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 62 percent tax-exempt and 38 percent taxable securities.

Corporate Debt Securities

As of December 31, 2020, our corporate debt portfolio comprised 37 percent of the fixed income portfolio, compared to 35 percent as of December 31, 2019. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $134.0 million at the end of 2020. The corporate debt portfolio has an overall quality rating of BBB+ diversified among 657 issues.

The table below illustrates our corporate debt exposure as of December 31, 2020. Private placements include bank loan and Regulation D securities.

			Gross	Gross
	Amortized		Unrealized	Unrealized
(in thousands)	Cost	Fair Value	Gains	Losses
Bonds:
Corporate - industrial	$346,760	$380,323	$33,861	$(298)
Corporate - financial	256,978	281,129	24,177	(26)
Corporate - utilities	50,093	54,790	4,697	—
Corporate industrial - private placements	83,826	84,397	1,201	(630)
Corporate financial - private placements	13,047	13,055	367	(359)
Corporate utilities - private placements	2,700	2,898	198	—
Total	$753,404	$816,592	$64,501	$(1,313)

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

EQUITY SECURITIES

As of December 31, 2020, our equity portfolio comprised 19 percent of the investment portfolio, an increase of 1 percent from December 31, 2019. The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income. In addition, we have investments in three broadly diversified, exchange traded funds (ETFs) that represent market indexes similar to the Russell 1000 Index, S&P 500 Index and S&P 600 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 221 securities with the largest single company exposure representing less than 1 percent of invested assets.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $7.6 million of interest expense on outstanding debt during 2020 and 2019. At December 31, 2020 and 2019, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2020 and 2019, we exceeded the required return, resulting in the accrual of executive bonuses. Decreased levels of comprehensive earnings in 2020 resulted in lower variable compensation earned than in 2019.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. As a private company, the market for Maui Jim’s stock is limited. Our investment in Maui Jim is carried at the RLI Corp. holding company level, as it is not core to our insurance operations. While we have certain rights under our shareholder agreement with Maui Jim as a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2020, we recorded $10.4 million in earnings from this investment, compared to $13.6 million in 2019. Sales were negatively impacted by the shutdown the traditional retail sector experienced during 2020.

As of December 31, 2020, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2020, we recorded $10.8 million in investee earnings for Prime, compared to $7.4 million in 2019, reflective of their growth in revenue. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $15.7 million of gross premiums written and $14.3 million of net premiums earned during 2020, compared to $13.1 million of gross premiums written and $28.7 million of net premiums earned during 2019. The decrease in net premiums earned is reflective of our decreased quota share participation with Prime.

We received a dividend from Prime in 2020 and Maui Jim in 2019. Dividends from Maui Jim and Prime have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

INCOME TAXES

Our effective tax rates were 17.3 percent and 17.7 percent for 2020 and 2019, respectively. Effective rates are dependent upon components of pretax earnings, which is impacted by the volatility of unrealized gains and losses, and the related tax effects. The effective rate was lower in 2020 due to investment tax credits and lower levels of pretax earnings, which caused tax-favored adjustments to be larger on a percentage basis.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $4.7 million dividend from Prime in 2020 and recognized a $0.5 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to an insurance company (10.8 percent in 2020), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. We received a $13.2 million dividend from Maui Jim in 2019 and recognized a $1.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to a non-insurance company (7.4 percent in 2019), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 0.2 percent and 0.8 percent reduction to the 2020 and 2019 effective tax rates, respectively.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2020 and 2019 resulted in tax benefits of $1.1 million in each year. These tax benefits reduced the effective tax rate for 2020 and 2019 by 0.6 percent and 0.5 percent, respectively.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.3 billion at December 31, 2020, from $1.2 billion as of December 31, 2019. This reflects incurred losses of $442.9 million in 2020 offset by paid losses of $325.1 million, compared to incurred losses of $413.4 million offset by $319.9 million paid in 2019. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $1.8 billion at December 31, 2020, from $1.6 billion at December 31, 2019, while ceded loss and LAE reserves increased to $443.7 million from $384.5 million over the same period.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows that impact our capital structure, such as changes in debt, issuance of common stock and dividend payments. The following table summarizes these three cash flows over the last two years:

(in thousands)	2020	2019
Operating cash flows	$263,259	$276,917
Investing cash flows (uses)	(167,987)	(184,753)
Financing cash flows (uses)	(79,258)	(76,101)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2020, the majority of cash flow uses were related to financing and investing activities and associated with the payments of dividends and net purchases of investments, respectively.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$481,137	$624,472	$344,755	$299,685	$1,750,049
Long-term debt	—	150,000	—	—	150,000
Interest on long-term debt	7,313	12,492	—	—	19,805
Operating leases	5,992	10,339	3,136	563	20,030
Other invested assets and equity method investees	21,787	957	199	127	23,070
Total	$516,229	$798,260	$348,090	$300,375	$1,962,954

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $443.7 million at December 31, 2020, compared to $384.5 million in 2019.

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

We have historically grown our total capital as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our investments and (3) the issuance of common stock and debt.

At December 31, 2020, we had cash, short-term investments and other investments maturing within one year of approximately $155.9 million and an additional $519.9 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. This facility replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. As of and during the year ended December 31, 2020, no amounts were outstanding on these facilities.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies with access to an additional source of liquidity via a secured lending facility. Based on qualifying assets at year-end, aggregate borrowing capacity is approximately $30.0 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the year ended December 31, 2020, there were no outstanding borrowings with the FHLBC.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 25 consecutive years.

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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2020, our portfolio had a carrying value of $2.8 billion. Portfolio assets at December 31, 2020, increased by $276.7 million, or 11 percent, from December 31, 2019.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2020, 46 percent of our shareholders’ equity was invested in equities, unchanged from December 31, 2019.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2020, our capital structure consisted of $149.5 million in 10-year maturity senior notes (long-term debt) and $1.1 billion of shareholders’ equity. Debt outstanding comprised 12 percent of total capital as of December 31, 2020.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2020, our holding company had $1.1 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $64.6 million in liquid investment assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2020 and 2019, our principal insurance subsidiary paid ordinary dividends totaling $110.0 million and $59.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2020 or 2019. As of December 31, 2020, $25.3 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 179th consecutive dividend payment was declared in February 2021 and will be paid on March 19, 2021, in the amount of $0.24 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2021

We achieved our 25th consecutive year of underwriting profit in 2020, a notable milestone in the midst of challenging conditions. Despite the economic slowdown, we were able to grow premium 7 percent for the year and believe there is momentum for growth to continue in 2021. The support for broad-based rate increases in the industry go well beyond the influences of the pandemic and continue to be driven by loss cost inflation, elevated catastrophe activity, reinsurance pricing and prolonged low interest rates. We will benefit when rates exceed the trajectory of projected loss costs and should continue to see business opportunities that meet our risk appetite.

Terms and conditions are an important part of tailoring coverage for the specific needs of an insured. The evolution of policy language offers the potential for more business to align with our criteria, and we are better equipped to provide bespoke solutions to our distribution partners.

Brokers and agents that drive new business to RLI are demanding ease of use. As consolidation of these producers is likely to persist, the ability to maintain relationships through transitions is critical. Continued investment in people and technology is designed to address these trends and sustain our business. Our diversified portfolio of products allows us to respond to market opportunity and shift away from commoditized business with heavy competition.

Government policy was swift and far reaching in response to the COVID-induced recession of mid-2020. Consumers, employers, the mortgage market and credit availability were all supported by large amounts of federal stimulus. Measures of employment have rebounded faster than expected, but the path toward full employment will take time, with affected industries (e.g. entertainment, travel, hospitality) requiring a prolonged recovery, well into 2022.

The Federal Reserve’s support of the capital markets last year seems to have forestalled a second financial crisis. However, this accommodation will extend the low interest rate environment for the foreseeable future. While this liquidity will support asset prices in much of our investment portfolio, longer term performance will require increasing earnings and sound fundamentals. Investment income will face some headwinds over the next several quarters, but a growing invested asset base may provide an important offset. Equity prices and credit markets have rebounded significantly from the lows in March 2020, and while there may be some volatility in 2021, we believe markets will continue to respond positively to the ongoing recovery.

The economy was on better footing in the last six months of 2020. However, there are segments of our business that remain highly sensitive to slowdowns in gross domestic product. A number of products in our casualty and surety segments touch the construction industry and any slide back into recession may shelve projects more permanently. Our expectation is that most planned commercial construction activity will continue as intended, although post pandemic preferences for real estate may change the landscape over time.

CASUALTY

The casualty segment has experienced a number of cross currents on loss trends over the last several years, with volatile damage awards and changes to frequency adding to uncertainty of outcomes, especially for lines with longer duration. Pricing has responded with consecutive years of improvement in many lines, especially for products where the most challenging loss outcomes have impacted participants, and capacity is being removed from the market.

We will remain disciplined and aim to grow premium and underwriting profit, primarily from rate and by providing outstanding service to our producer partners and insureds.

PROPERTY

Market disruption for property has been ongoing for several years, driven by increased frequency of storm activity. Last year set a number of records for weather events and business interruption (BI) was a constant headline for the segment. The industry will be working through BI coverage issues beyond 2021, as cases make their way through the court system.

Capital constraints for other carriers, a reactive reinsurance market and higher loss activity should support continued positive rate change. Reduced capacity has increased new business opportunities in our excess and surplus commercial coverages. Over time and through major catastrophe events, we have demonstrated our commitment to serving our insureds through responsive claim handling, which has strengthened our relationships with producers as well as insureds. We believe growth is achievable in all of our property businesses in 2021, and underwriting profit will be dependent on the level of catastrophe activity.

SURETY

The surety market appears to be changing as macroeconomic factors and years of competitiveness have increased losses relative to premium. Capacity is available and relatively stable, but losses are beginning to influence terms, conditions and rate. Bankruptcy activity may be elevated over the next year, along with general deterioration in financial security, particularly in the energy sector.

Surety premiums have been capped the last few years as we maintained disciplined underwriting, surrounded by higher levels of competition. Our actions are reflected in the stable underwriting profit the segment has produced. Looking ahead, we are ready to take advantage of improving market conditions and are cautiously optimistic that measured growth is possible for 2021. We will continue to take underwriting action where required and are monitoring how our accounts are faring in light of the current economy.

*  *  *

In all, we see some momentum continuing into the new year, with a cautious eye on trends affecting our industry. We will maintain our disciplined approach and the cultural hallmarks that have enabled RLI to achieve an enviable track record over the past 25 years.

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

Interest rate risk can also affect our consolidated statement of earnings due to its impact on interest expense. As of December 31, 2020 and 2019, we had no short-term debt obligations. We maintain a debt obligation that is long-term in nature and carries a fixed interest rate. As such, our interest expense on this obligation is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance this debt for more than two years.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2020. Listed on each table is the December 31, 2020 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2020, our fixed income portfolio had a fair value of $2.2 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2020, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $113.6 million and $219.9 million, respectively.

As of December 31, 2020, our equity portfolio had a fair value of $524.0 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $46.9 million and $93.8 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/20 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,196,626	$(113,648)	$—
Equity securities	524,006	—	(46,878)
Total	$2,720,632	$(113,648)	$(46,878)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/20 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,196,626	$(219,874)	$—
Equity securities	524,006	—	(93,755)
Total	$2,720,632	$(219,874)	$(93,755)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/20 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,196,626	$124,089	$—
Equity securities	524,006	—	46,878
Total	$2,720,632	$124,089	$46,878

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/20 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,196,626	$257,714	$—
Equity securities	524,006	—	93,755
Total	$2,720,632	$257,714	$93,755

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,196,626	$1,983,086
(amortized cost of $2,061,467 and allowance for credit losses of $397 in 2020)
(amortized cost of $1,915,278 and allowance for credit losses of $0 in 2019)
Equity securities, at fair value (cost - $293,190 in 2020 and $262,131 in 2019)	524,006	460,630
Other invested assets	54,232	70,441
Cash	62,217	46,203
Total investments and cash	$2,837,081	$2,560,360
Accrued investment income	16,126	14,587
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $17,658 in 2020 and $16,682 in 2019	174,628	160,369
Ceded unearned premiums	113,488	93,656
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $8,634 in 2020 and $9,402 in 2019	443,729	384,517
Deferred policy acquisition costs	88,425	85,044
Property and equipment, at cost, net of accumulated depreciation of $68,682 in 2020 and $62,703 in 2019	51,406	53,121
Investment in unconsolidated investees	128,382	103,836
Goodwill and intangibles	53,719	54,127
Other assets	31,501	36,104
TOTAL ASSETS	$3,938,485	$3,545,721

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$1,750,049	$1,574,352
Unearned premiums	586,386	540,213
Reinsurance balances payable	42,265	25,691
Funds held	81,747	83,358
Income taxes - deferred	80,235	56,727
Bonds payable, long-term debt	149,489	149,302
Accrued expenses	75,925	66,626
Other liabilities	36,411	54,064
TOTAL LIABILITIES	$2,802,507	$2,550,333

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 in 2020 and 100,000,000 in 2019)
(68,072,794 shares issued and 45,142,580 shares outstanding in 2020)
(67,799,229 shares issued and 44,869,015 shares outstanding in 2019)	$681	$678
Paid-in capital	335,365	321,190
Accumulated other comprehensive earnings	108,714	52,473
Retained earnings	1,084,217	1,014,046
Deferred compensation	8,292	7,980
Treasury stock, at cost (22,930,214 shares in 2020 and 2019)	(401,291)	(400,979)
TOTAL SHAREHOLDERS' EQUITY	$1,135,978	$995,388
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,938,485	$3,545,721

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net premiums earned	$865,747	$839,111	$791,366
Net investment income	67,893	68,870	62,085
Net realized gains	17,885	17,520	63,624
Other-than-temporary-impairment losses on investments	—	—	(217)
Net unrealized gains (losses) on equity securities	32,101	78,090	(98,735)
Consolidated revenue	$983,626	$1,003,591	$818,123
Losses and settlement expenses	442,884	413,416	428,193
Policy acquisition costs	286,438	288,697	267,738
Insurance operating expenses	66,828	69,430	53,803
Interest expense on debt	7,603	7,588	7,437
General corporate expenses	10,265	12,686	9,427
Total expenses	$814,018	$791,817	$766,598
Equity in earnings of unconsolidated investees	20,233	20,960	16,056
Earnings before income taxes	$189,841	$232,734	$67,581
Income tax expense (benefit):
Current	24,174	26,426	23,917
Deferred	8,576	14,666	(20,515)
Income tax expense (benefit)	$32,750	$41,092	$3,402
Net earnings	$157,091	$191,642	$64,179

Other comprehensive earnings (loss), net of tax	56,219	67,045	(33,997)
Comprehensive earnings	$213,310	$258,687	$30,182

Basic net earnings per share	$3.49	$4.28	$1.45
Diluted net earnings per share	$3.46	$4.23	$1.43

Weighted average number of common shares outstanding:
Basic	45,000	44,734	44,358
Diluted	45,376	45,257	44,835

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2018	44,148,355	$853,598	$67,079	$233,077	$157,919	$788,522	$8,640	$(401,639)
Cumulative-effect adjustment from ASU 2016-01 and 2018-02	—	86	—	—	(138,494)	138,580	—	—
Par value conversion from $1.00 per share to $0.01 per share	—	—	(66,409)	66,409	—	—	—	—
Net earnings	—	64,179	—	—	—	64,179	—	—
Other comprehensive earnings (loss), net of tax	—	(33,997)	—	—	(33,997)	—	—	—
Deferred compensation	—	—	—	—	—	—	(286)	286
Share-based compensation	355,688	6,178	4	6,174	—	—	—	—
Dividends and dividend equivalents ($1.87 per share)	—	(83,202)	—	—	—	(83,202)	—	—
Balance, December 31, 2018	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	191,642	—	—	—	191,642	—	—
Other comprehensive earnings (loss), net of tax	—	67,045	—	—	67,045	—	—	—
Deferred compensation	—	—	—	—	—	—	(374)	374
Share-based compensation	364,972	15,534	4	15,530	—	—	—	—
Dividends and dividend equivalents ($1.91 per share)	—	(85,675)	—	—	—	(85,675)	—	—
Balance, December 31, 2019	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings	—	157,091	—	—	—	157,091	—	—
Other comprehensive earnings (loss), net of tax	—	56,219	—	—	56,219	—	—	—
Deferred compensation	—	—	—	—	—	—	312	(312)
Share-based compensation	273,565	14,178	3	14,175	—	—	—	—
Dividends and dividend equivalents ($1.95 per share)	—	(87,993)	—	—	—	(87,993)	—	—
Balance, December 31, 2020	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$157,091	$191,642	$64,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(17,885)	(17,520)	(63,407)
Net unrealized (gains) losses on equity securities	(32,101)	(78,090)	98,735
Depreciation	7,432	8,164	7,042
Deferred income tax expense (benefit)	8,576	14,666	(20,515)
Other items, net	10,460	25,341	6,171
Change in:
Accrued investment income	(1,539)	(552)	1,132
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(14,259)	(7,793)	(18,225)
Reinsurance balances payable	16,574	3,100	967
Funds held	(1,611)	11,049	(2,251)
Ceded unearned premiums	(19,832)	(22,482)	(13,246)
Reinsurance balances recoverable on unpaid losses and settlement expenses	(59,212)	(19,518)	(63,008)
Deferred policy acquisition costs	(3,381)	(110)	(7,218)
Accrued expenses	9,299	21,502	(7,724)
Unpaid losses and settlement expenses	175,697	113,004	189,845
Unearned premiums	46,173	43,708	45,056
Current income taxes payable	(2,665)	(1,434)	5,725
Changes in investment in unconsolidated investees:
Undistributed earnings	(20,233)	(20,960)	(16,056)
Dividends received	4,675	13,200	9,900
Net cash provided by operating activities	$263,259	$276,917	$217,102

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(518,362)	$(539,726)	$(725,675)
Equity securities	(77,863)	(89,486)	(115,921)
Property and equipment	(5,768)	(6,955)	(6,087)
Investment in equity method investee	(4,533)	—	—
Other	(12,851)	(22,751)	(18,754)
Proceeds from sale of:
Fixed income securities, available-for-sale	84,587	196,558	395,019
Equity securities	79,368	62,172	147,838
Property and equipment	—	—	167
Other	4,328	2,502	3,394
Proceeds from call or maturity of:
Fixed income, available-for-sale	283,107	201,383	187,380
Net proceeds from sale (purchase) of short-term investments	—	11,550	(1,570)
Net cash used in investing activities	$(167,987)	$(184,753)	$(134,209)

Cash flows from financing activities:
Proceeds from stock option exercises	$8,648	$9,490	$6,076
Cash dividends paid	(87,906)	(85,591)	(83,100)
Net cash used in financing activities	$(79,258)	$(76,101)	$(77,024)

Net increase in cash	$16,014	$16,063	$5,869
Cash at beginning of year	46,203	30,140	24,271
Cash at end of year	$62,217	$46,203	$30,140

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We adopted ASU 2016-13 on January 1, 2020 using the modified-retrospective approach. The standard applied to three of the Company’s balance sheet accounts: available-for-sale fixed income securities, premiums receivable and reinsurance balances recoverable. The impact of this standard was and is expected to continue to be immaterial, as our fixed income portfolio is weighted towards higher rated bonds (83 percent rated A or better at December 31, 2020 and 85 percent at December 31, 2019), we purchase reinsurance from financially strong reinsurers, we have a long history of collecting premium receivables through various economic cycles and we had previously maintained an allowance for uncollectible premium and reinsurance balances. In total, the cumulative-effect adjustment made to the balance sheet as of the beginning of the year resulted in a $1.1 million increase to retained earnings and an increase to accumulated other comprehensive earnings of less than $0.1 million

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of December 31, 2020.

E.	INVESTMENTS

Equity securities are carried at fair value with unrealized gains and losses recorded within net earnings. Investments in fixed income securities are classified into one of three categories: trading, held-to-maturity or available-for-sale. All of our fixed income securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

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

Cash consists of uninvested balances in bank accounts. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), investments in private funds and investments in restricted stock. Our LIHTC investments are carried at amortized cost, and our investment in FHLBC stock is carried at cost. Due to the nature of cash, the LIHTCs and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value. Restricted stock is carried at quoted market prices, as the restrictions expire within one year.

G.	REINSURANCE

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

Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). We maintain a 40 percent interest in the equity and earnings of Maui Jim, a manufacturer of high-

quality sunglasses, and a minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $90.9 million at December 31, 2020 and $79.6 million at December 31, 2019. In 2020, we recorded $10.4 million in investee earnings for Maui Jim, compared to $13.6 million in 2019 and $12.5 million in 2018.

As of December 31, 2020, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $32.7 million at December 31, 2020 and $24.2 million at December 31, 2019. In 2020, we recorded $10.8 million in investee earnings for Prime, compared to $7.4 million in 2019 and $3.6 million in 2018. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $15.7 million of gross premiums written and $14.3 million of net premiums earned during 2020, compared to $13.1 million of gross premiums written and $28.7 million of net premiums earned during 2019 and $41.1 million of gross premiums written and $34.2 million of net premiums earned during 2018. The decrease in premium is reflective of our decreased quota share participation with Prime.

Our equity method investments recorded net income of $70.4 million in 2020, $77.3 million in 2019 and $50.2 million in 2018. Additional summarized financial information for our equity method investments as of 2020 and 2019 is outlined in the following table:

(in millions)	2020	2019
Total assets	$837.2	$718.5
Total liabilities	473.2	420.8
Total equity	364.0	297.7

Approximately $106.0 million of undistributed earnings from our equity method investees are included in our retained earnings as of December 31, 2020. We received dividends of $4.7 million, $13.2 million and $9.9 million from our equity method investees in 2020, 2019 and 2018, respectively.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	INTANGIBLE ASSETS

The composition of goodwill and intangibles at December 31, 2020 and 2019, is detailed in the following table:

(in thousands)	2020	2019
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $3,878 at 12/31/20 and $3,470 at 12/31/19	157	565
Total intangibles	$7,657	$8,065
Total goodwill and intangibles	$53,719	$54,127

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2020. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2020, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

During the first quarter of 2018, adverse loss experience triggered the need to test the medical professional liability reporting unit. The testing resulted in a $4.4 million non-cash impairment charge on goodwill and intangible assets in 2018. The fair value for the medical professional liability reporting unit’s agency relationships, carried as a definite-lived intangible asset, was determined by using a discounted cash flow valuation. The carrying value exceeded the fair value, resulting in a $0.8 million non-cash impairment charge. The fair value for the medical professional liability reporting unit’s goodwill was determined by using a weighted average of a market approach and discounted cash flow valuation. The carrying value exceeded the fair value in each year, resulting in a $3.6 million non-cash impairment charge in 2018. Subsequent to the 2018 impairment, the medical professional liability reporting unit had no remaining goodwill or intangible assets. All impairment charges were recorded as net realized losses in the respective period’s reporting unit.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.4 million for 2020, 2019 and 2018. We anticipate we will recognize amortization expense of $0.1 million in 2021 and less than $0.1 million in 2022.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2020
Basic EPS
Income available to common shareholders	$157,091	45,000	$3.49
Stock options	—	376
Diluted EPS
Income available to common shareholders and assumed conversions	$157,091	45,376	$3.46
Anti-dilutive options excluded from diluted EPS		384

For the year ended December 31, 2019
Basic EPS
Income available to common shareholders	$191,642	44,734	$4.28
Stock options	—	523
Diluted EPS
Income available to common shareholders and assumed conversions	$191,642	45,257	$4.23
Anti-dilutive options excluded from diluted EPS		65

For the year ended December 31, 2018
Basic EPS
Income available to common shareholders	$64,179	44,358	$1.45
Stock options	—	477
Diluted EPS
Income available to common shareholders and assumed conversions	$64,179	44,835	$1.43
Anti-dilutive options excluded from diluted EPS		65

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $14.9 million, $17.8 million and $(9.0) million for 2020, 2019 and 2018, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements. The changes in accumulated other comprehensive earnings also reflect adjustments from the adoption of accounting standards. ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, necessitated a cumulative-effect adjustment in the beginning of 2018, which moved $142.2 million of net unrealized gains and losses on equity securities from accumulated other comprehensive earnings to retained earnings.

ASU 2018-02 addressed issues arising from the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA). Deferred tax items are required to be revalued based on new tax laws with changes included in earnings. Since other comprehensive earnings was not affected by the revaluation of deferred tax items, the accumulated other comprehensive earnings balance was reflective of the historic tax rate instead of the newly enacted rate, which created a stranded tax effect. ASU 2018-02 allowed for the reclassification of our $3.7 million stranded tax effect out of accumulated other comprehensive earnings into retained earnings.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$52,473	$(14,572)	$157,919
Cumulative-effect adjustment of ASU 2016-13 (see note 1.C)	22	—	—
Cumulative-effect adjustment of ASU 2016-01	—	—	(142,219)
Adjusted beginning balance	$52,495	$(14,572)	$15,700
Other comprehensive earnings before reclassifications	58,986	69,560	(35,763)
Amounts reclassified from accumulated other comprehensive earnings	(2,767)	(2,515)	1,766
Net current period other comprehensive earnings (loss)	$56,219	$67,045	$(33,997)
Reclassification of stranded tax effect from implementation of TCJA	—	—	3,725
Ending balance	$108,714	$52,473	$(14,572)
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$470	$—	$—

In 2020, credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. In 2019 and 2018, the sale or other-than-temporary impairment of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2020	2019	2018	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$3,872	$3,184	$(2,018)	Net realized gains (losses)
	(369)	—	—	Credit losses presented within net realized gains
	—	—	(217)	Other-than-temporary impairment losses on investments
	$3,503	$3,184	$(2,235)	Earnings (losses) before income taxes
	(736)	(669)	469	Income tax (expense) benefit
	$2,767	$2,515	$(1,766)	Net earnings (loss)

Q.	FAIR VALUE DISCLOSURES

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

Mortgage-backed Securities (MBS)/Collateralized Mortgage Obligations (CMO) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (nonvolatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMO and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMO and ABS are deemed Level 2.

Regulation D Private Placement Securities: The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. All Regulation D privately-placed bonds are classified as corporate securities and deemed Level 3.

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

Common Stock: As of December 31, 2020, all but one of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity security not traded on an exchange is provided by a third-party pricing source and is classified as Level 2.

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

Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant risks and uncertainties, as well as our attempt to mitigate, quantify and minimize such risks, are presented below and throughout the notes to the consolidated financial statements.

Insurance Risks

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability. The insurance industry is often highly competitive, which can make it difficult to grow or maintain premium volume without sacrificing underwriting discipline and income. Our profitability can be significantly affected by the ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes. We attempt to mitigate this risk by incentivizing our underwriters to maximize underwriting profit and remain disciplined in pricing and selecting risks. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2020, we had $1.8 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2020, we had reinsurance protection of $500 million in excess of $25 million first-dollar retention for earthquakes in California and $525 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2020, these coverages were supported by $375 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by the Company in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2021. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. The most significant of these amounts is the liability for unpaid losses and settlement expenses. Other estimates include investment valuation, the allowance for credit losses on fixed income securities, the collectability of reinsurance balances, recoverability of deferred tax assets and deferred policy acquisition costs. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Although recorded estimates are supported by actuarial computations and other supportive data, the estimates are ultimately based on our expectations of future events. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2020, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

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

Our investments are primarily composed of fixed income debt securities and common stock equity securities. All of our debt securities are classified as available-for-sale, which are carried at fair value. Our equity portfolio consists of common stocks and exchange traded funds (ETF), which are carried at fair value.

A summary of net investment income is as follows:

(in thousands)	2020	2019	2018
Interest on fixed income securities	$59,755	$60,364	$54,491
Dividends on equity securities	9,728	9,950	9,814
Interest on cash, short-term investments and other invested assets	3,379	3,674	2,309
Gross investment income	$72,862	$73,988	$66,614
Less investment expenses	(4,969)	(5,118)	(4,529)
Net investment income	$67,893	$68,870	$62,085

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2020	2019	2018
Net realized gains (losses):
Fixed income:
Available-for-sale	$3,872	$3,184	$(2,018)
Equity securities	15,796	14,445	69,868
Other	(1,783)	(109)	(4,226)
Total net realized gains (losses)	$17,885	$17,520	$63,624

Other-than-temporary-impairment losses on investments	$—	$—	$(217)

Net changes in unrealized gains (losses) on investments:
Equity securities	$32,317	$78,389	$(98,380)
Other invested assets	(216)	(299)	(355)
Total unrealized gains (losses) on equity securities recognized in net earnings	$32,101	$78,090	$(98,735)

Fixed income:
Available-for-sale	$67,350	$83,758	$(41,778)
Investment in unconsolidated investees	3,444	1,109	(1,257)
Other	369	—	—
Total unrealized gains (losses) recognized in other comprehensive earnings	$71,163	$84,867	$(43,035)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$121,149	$180,477	$(78,363)

The change in unrealized gain (loss) position was due to declining interest rates, increasing the fair value of fixed income securities, as well as strong equity market returns.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$84,697	$5,454	$(1,777)	$3,677
Equities	79,368	25,338	(9,542)	15,796
2019
Available-for-sale	$196,799	$4,368	$(2,167)	$2,201
Equities	62,172	16,938	(2,493)	14,445
2018
Available-for-sale	$394,318	$3,131	$(5,349)	$(2,218)
Equities	147,838	71,065	(1,197)	69,868

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2020
Available-for-sale	$283,107	$821	$(27)	$794
2019
Available-for-sale	$201,698	$1,004	$(21)	$983
2018
Available-for-sale	$187,380	$311	$(111)	$200

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, are summarized below:

	2020
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$183,357	$—	$183,357
U.S. agency	—	32,872	—	32,872
Non-U.S. government & agency	—	10,965	—	10,965
Agency MBS	—	402,071	—	402,071
ABS/CMBS/MBS*	—	218,373	—	218,373
Corporate	—	798,794	17,798	816,592
Municipal	—	532,396	—	532,396
Total fixed income securities - available-for-sale	$—	$2,178,828	$17,798	$2,196,626
Equity securities	523,923	83	—	524,006
Other invested assets	6,068	—	—	6,068
Total	$529,991	$2,178,911	$17,798	$2,726,700

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2019
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$193,661	$—	$193,661
U.S. agency	—	38,855	—	38,855
Non-U.S. government & agency	—	7,628	—	7,628
Agency MBS	—	420,165	—	420,165
ABS/CMBS/MBS*	—	224,870	—	224,870
Corporate	—	690,297	1,770	692,067
Municipal	—	405,840	—	405,840
Total fixed income securities - available-for-sale	$—	$1,981,316	$1,770	$1,983,086
Equity securities	460,630	—	—	460,630
Other invested assets	—	—	—	—
Total	$460,630	$1,981,316	$1,770	$2,443,716

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2020	$1,770
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(20)
Net realized gains	(90)
Included in other comprehensive earnings	566
Total net realized and unrealized gains (losses)	$456
Purchases	15,572
Balance as of December 31, 2020	$17,798
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(90)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$566

The amortized cost and estimated fair value of fixed income securities at December 31, 2020, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$92,561	$93,689
Due after one year through five years	489,451	519,920
Due after five years through 10 years	525,083	575,940
Due after 10 years	357,134	386,633
ABS/CMBS/MBS*	597,238	620,444
Total available-for-sale	$2,061,467	$2,196,626

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2020 and 2019 are presented in the tables below. Amortized cost does not include the $14.9 million and $13.5 million of accrued interest receivable as of December 31, 2020 and 2019, respectively.

	2020
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$170,110	$—	$13,504	$(257)	$183,357
U.S. agency	28,902	—	3,970	—	32,872
Non-U.S. government & agency	10,298	—	667	—	10,965
Agency MBS	384,015	—	18,789	(733)	402,071
ABS/CMBS/MBS*	213,223	(17)	5,580	(413)	218,373
Corporate	753,404	(380)	64,501	(933)	816,592
Municipal	501,515	—	31,099	(218)	532,396
Total fixed income	$2,061,467	$(397)	$138,110	$(2,554)	$2,196,626

	2019
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$186,699	$—	$6,994	$(32)	$193,661
U.S. agency	36,535	—	2,362	(42)	38,855
Non-U.S. government & agency	7,333	—	295	—	7,628
Agency MBS	411,808	—	8,920	(563)	420,165
ABS/CMBS/MBS*	222,832	—	2,514	(476)	224,870
Corporate	659,640	—	33,245	(818)	692,067
Municipal	390,431	—	16,131	(722)	405,840
Total fixed income	$1,915,278	$—	$70,461	$(2,653)	$1,983,086

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Asset-Backed, Commercial Mortgage-Backed and Mortgage-Backed Securities

Ninety-four percent of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2020, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to, sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity.

Municipal Bonds

As of December 31, 2020, approximately 43 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 57 percent were revenue based. Eighty-six percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required the recognition of a reversible allowance for credit losses on available-for-sale fixed income securities. See note 1. C. for more information on the adoption of the ASU. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2020, the discounted cash flow analysis resulted in an allowance for credit losses on 21 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2020
Beginning balance	$—
Adoption impact of ASU 2016-13	28
Increase to allowance from securities for which credit losses were not previously recorded	369
Ending balance	$397

Net realized gains included $0.6 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and the cost basis was written down to fair value. All fixed income securities continue to pay the expected coupon payments. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

Prior to the adoption of ASU 2016-13, we conducted reviews of fixed income securities with unrealized losses to evaluate whether an impairment was other-than-temporary. Any credit-related impairment on fixed income securities we did not plan to sell and we were not more likely than not to be required to sell were recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. We did not recognize any other-than-temporary impairment losses in earnings on the fixed income portfolio in 2019.

As of December 31, 2020, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 142 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $2.6 million in associated unrealized losses represents 0.1 percent of the fixed income portfolio’s cost basis and 0.1 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2020 were flat compared to the previous year. Of the total 142 securities, 31 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2020, after factoring in the allowance for credit losses, and December 31, 2019.

	December 31, 2020			December 31, 2019
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$5,680	$—	$5,680	$2,505	$8,463	$10,968
Amortized cost	5,937	—	5,937	2,506	8,494	11,000
Unrealized loss	$(257)	$—	$(257)	$(1)	$(31)	$(32)
U.S. agency
Fair value	$—	$—	$—	$6,794	$—	$6,794
Amortized cost	—	—	—	6,836	—	6,836
Unrealized loss	$—	$—	$—	$(42)	$—	$(42)
Agency MBS
Fair value	$43,999	$—	$43,999	$21,548	$41,718	$63,266
Amortized cost	44,732	—	44,732	21,664	42,165	63,829
Unrealized loss	$(733)	$—	$(733)	$(116)	$(447)	$(563)
ABS/CMBS/MBS*
Fair value	$32,771	$16,161	$48,932	$74,968	$18,036	$93,004
Amortized cost	33,094	16,251	49,345	75,332	18,148	93,480
Unrealized loss	$(323)	$(90)	$(413)	$(364)	$(112)	$(476)
Corporate
Fair value	$52,655	$6,235	$58,890	$16,478	$9,348	$25,826
Amortized cost	53,440	6,383	59,823	16,950	9,694	26,644
Unrealized loss	$(785)	$(148)	$(933)	$(472)	$(346)	$(818)
Municipal
Fair value	$25,676	$—	$25,676	$47,018	$—	$47,018
Amortized cost	25,894	—	25,894	47,740	—	47,740
Unrealized loss	$(218)	$—	$(218)	$(722)	$—	$(722)
Total fixed income
Fair value	$160,781	$22,396	$183,177	$169,311	$77,565	$246,876
Amortized cost	163,097	22,634	185,731	171,028	78,501	249,529
Unrealized loss	$(2,316)	$(238)	$(2,554)	$(1,717)	$(936)	$(2,653)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Unrealized Gains and Losses on Equity Securities

Net unrealized gains recognized during 2020 on equity securities still held as of December 31, 2020 were $47.9 million. Net unrealized gains recognized during 2019 on equity securities still held as of December 31, 2019 were $92.8 million. Net unrealized losses recognized during 2018 on equity securities still held as of December 31, 2018 were $28.7 million.

Other Invested Assets

We had $54.2 million of other invested assets at December 31, 2020, compared to $70.4 million at the end of 2019. Other invested assets include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC), investments in private funds and investments in restricted stock. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value. Restricted stock is carried at quoted market prices, as the restrictions expire within one year.

Our LIHTC interests had a balance of $20.3 million at December 31, 2020, compared to $23.3 million at December 31, 2019, and recognized a total tax benefit of $3.5 million during 2020, compared to $2.5 million during 2019 and $2.2 million during 2018. Our unfunded commitment for our LIHTC investments totaled $3.8 million at December 31, 2020 and will be paid out in installments through 2035.

Our investments in private funds totaled $32.1 million at December 31, 2020, compared to $46.0 million at December 31, 2019, and we had $8.3 million of associated unfunded commitments at December 31, 2020. Our interest in these investments is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities. During 2020, one of the private funds transitioned into a publicly traded common stock. Short-term restrictions on the stock, limiting our ability to sell without prior approval, were established and remain in place until the first quarter of 2021. Our remaining investment in restricted stock was $6.1 million as of December 31, 2020. For our remaining investments in private funds, the timed dissolution of the partnerships would trigger redemption.

Restricted Assets

As of December 31, 2020, $12.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. As of and during the year ended December 31, 2020, there were no outstanding borrowings with the FHLBC.

As of December 31, 2020, fixed income securities with a carrying value of $77.7 million were on deposit with regulatory authorities as required by law.

3.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2020	2019	2018
Deferred policy acquisition costs (DAC), beginning of year	$85,044	$84,934	$77,716
Deferred:
Direct commissions	$200,917	$185,164	$175,697
Premium taxes	14,783	14,395	12,654
Ceding commissions	(42,115)	(31,140)	(22,190)
Net deferred	$173,585	$168,419	$166,161
Amortized	170,204	168,309	158,943
DAC, end of year	$88,425	$85,044	$84,934

Policy acquisition costs:
Amortized to expense - DAC	$170,204	$168,309	$158,943
Period costs:
Ceding commission - contingent	(4,053)	(3,034)	(2,241)
Other underwriting expenses	120,287	123,422	111,036
Total policy acquisition costs	$286,438	$288,697	$267,738

4.	DEBT

As of December 31, 2020, outstanding debt balances totaled $149.5 million, net of unamortized discount and debt issuance costs, all of which were our long-term senior notes.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective yield basis. The estimated fair value for the senior note was $165.4 million as of December 31, 2020. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a Level 2 liability within the fair value hierarchy.

We paid $7.3 million of interest on our senior notes in each of the last three years. The average rate on debt was 4.91 percent in 2020, 2019 and 2018.

We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits the Company to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. This facility has a three-year term that expires on March 27, 2023. As of and during the years ended December 31, 2020, 2019 and 2018, no amounts were outstanding on these facilities.

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

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2020	2019	2018
WRITTEN
Direct	$1,107,303	$1,039,955	$934,913
Reinsurance assumed	29,129	25,047	48,303
Reinsurance ceded	(244,344)	(204,665)	(160,041)
Net	$892,088	$860,337	$823,175

EARNED
Direct	$1,062,608	$981,121	$896,234
Reinsurance assumed	27,651	40,173	41,926
Reinsurance ceded	(224,512)	(182,183)	(146,794)
Net	$865,747	$839,111	$791,366

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$608,638	$521,055	$560,421
Reinsurance assumed	18,783	21,951	20,376
Reinsurance ceded	(184,537)	(129,590)	(152,604)
Net	$442,884	$413,416	$428,193

More than 88 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2020. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2020.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2020	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$73,414	13.6%	$27,133	11.1%
Renaissance Re	A+, Superior	A+, Strong	41,385	7.7%	20,314	8.3%
Endurance Re	A+, Superior	A+, Strong	39,673	7.3%	13,941	5.7%
Berkley Insurance Co.	A+, Superior	A+, Strong	32,050	5.9%	10,628	4.3%
Aspen UK Ltd.	A, Excellent	A-, Strong	31,768	5.9%	7,590	3.1%
Scor Re	A+, Superior	AA-, Very Strong	28,855	5.3%	14,516	5.9%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	28,504	5.3%	8,288	3.4%
Swiss Re / Westport Ins. Corp.	A+, Superior	AA-, Very Strong	26,679	4.9%	1,556	0.6%
Toa Re	A, Excellent	A+, Strong	22,231	4.1%	3,907	1.6%
Liberty Mutual	A, Excellent	A, Strong	21,142	3.9%	7,288	3.0%
All other reinsurers*			195,100	36.1%	129,183	53.0%
Total ceded exposure			$540,801	100.0%	$244,344	100.0%

*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $15.9 million and $8.6 million, respectively, at December 31, 2020. At December 31, 2019, the amounts were $15.7 million and $9.4 million, respectively. Adoption of ASU 2016-13 resulted in a $1.3 million decrease to the allowance for uncollectible amounts on reinsurance recoverables in 2020, while other changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in 2020 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Unpaid losses and LAE at beginning of year:
Gross	$1,574,352	$1,461,348	$1,271,503
Ceded	(384,517)	(364,999)	(301,991)
Net	$1,189,835	$1,096,349	$969,512

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$(1,345)	$—	$—

Increase (decrease) in incurred losses and LAE:
Current accident year	$543,937	$488,700	$478,143
Prior accident years	(101,053)	(75,284)	(49,950)
Total incurred	$442,884	$413,416	$428,193

Loss and LAE payments for claims incurred:
Current accident year	$(93,077)	$(80,055)	$(76,050)
Prior accident year	(231,977)	(239,875)	(225,306)
Total paid	$(325,054)	$(319,930)	$(301,356)

Net unpaid losses and LAE at end of year	$1,306,320	$1,189,835	$1,096,349

Unpaid losses and LAE at end of year:
Gross	$1,750,049	$1,574,352	$1,461,348
Ceded	(443,729)	(384,517)	(364,999)
Net	$1,306,320	$1,189,835	$1,096,349

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required financial assets, including reinsurance balances recoverable, to be presented at the net amount expected to be collected. We previously maintained an allowance for uncollectible reinsurance balances prior to the adoption of this update. However, in order to comply with the updated requirements, we released $1.3 million of the allowance on uncollectible reinsurance balances upon adoption. The implementation guidance required the cumulative-effect adjustment be made to the beginning balance of retained earnings, rather than through net earnings like historical changes have and ongoing modifications will continue to be recorded. See note 1. C. for more information on the adoption of the ASU.

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

The following is information about incurred and paid loss development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2020. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2011 to 2019 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$91,139	$98,428	$94,145	$89,622	$86,342	$83,181	$82,193	$82,248	$81,579	$80,905	$1,806	5,869
2012		91,807	78,406	65,893	61,072	59,028	59,488	60,328	60,465	60,591	2,078	5,187
2013			80,823	67,297	62,882	60,329	60,162	59,556	59,116	57,106	3,350	4,315
2014				88,092	79,497	71,592	67,237	66,389	66,702	65,636	5,871	4,284
2015					94,835	84,975	83,579	78,675	76,398	75,470	9,699	4,386
2016						101,950	96,753	90,611	85,449	83,374	16,214	4,284
2017							119,741	111,391	102,583	95,513	29,201	4,441
2018								141,513	130,281	125,731	56,310	4,707
2019									146,011	135,209	90,220	4,953
2020										145,171	115,016	3,662
									Total	$924,706

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$5,924	$17,124	$32,978	$48,822	$60,769	$67,358	$71,413	$74,814	$76,318	$76,561
2012		5,897	14,539	23,889	33,822	43,276	47,970	51,611	54,391	55,679
2013			6,334	13,021	22,366	34,786	40,609	45,753	47,783	49,411
2014				11,436	18,771	29,545	40,270	47,343	52,387	55,965
2015					10,157	19,902	33,020	45,056	54,270	58,866
2016						10,142	24,186	35,764	48,042	56,152
2017							13,154	25,933	38,783	52,823
2018								15,066	32,365	48,424
2019									15,698	30,673
2020										17,096
	* Presented as unaudited required supplementary information.								Total	$501,650
					All outstanding liabilities before 2011, net of reinsurance					9,767
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$432,823

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	12.0%	13.2%	15.7%	17.1%	12.2%	7.7%	5.0%	3.9%	2.0%	0.3%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$26,272	$17,148	$17,443	$18,641	$19,160	$20,959	$21,295	$22,032	$21,825	$21,657	$514	582
2012		29,042	21,558	21,021	21,885	21,231	22,433	23,020	25,286	26,129	826	866
2013			39,984	34,824	26,857	25,425	25,599	24,922	25,496	25,073	1,693	947
2014				50,889	39,095	35,119	32,274	33,372	33,458	35,128	3,318	902
2015					53,672	50,857	47,392	42,840	43,328	42,446	8,724	692
2016						56,341	49,385	37,676	33,125	30,251	13,570	640
2017							62,863	55,868	48,363	44,737	22,078	617
2018								69,362	62,646	54,626	37,085	541
2019									88,078	89,691	63,384	512
2020										107,579	86,608	272
									Total	$477,317

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$2,169	$5,145	$6,981	$8,793	$10,772	$16,494	$17,769	$20,214	$21,036	$21,040
2012		1,315	3,573	8,843	15,380	16,879	17,747	19,310	21,993	22,202
2013			1,060	5,701	10,967	14,545	16,967	17,956	18,524	21,229
2014				1,899	4,006	11,002	18,852	22,541	23,376	26,068
2015					2,048	10,127	19,571	23,184	28,756	31,352
2016						1,068	3,396	7,441	10,054	12,703
2017							17	5,679	9,275	15,441
2018								2,506	5,823	10,801
2019									4,213	19,044
2020										2,901
	* Presented as unaudited required supplementary information.								Total	$182,781
					All outstanding liabilities before 2011, net of reinsurance					18,291
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$312,827

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.5%	12.1%	15.3%	14.4%	9.5%	8.4%	5.4%	10.8%	2.3%	0.0%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$17,416	$17,454	$12,260	$10,619	$8,510	$7,720	$7,852	$11,506	$14,031	$13,646	$160	682
2012		27,576	26,144	20,727	19,590	18,022	17,612	17,569	20,785	22,325	303	803
2013			40,095	41,488	44,054	40,288	38,473	37,959	38,352	37,974	1,448	1,042
2014				53,929	55,386	58,152	55,350	51,554	53,841	53,783	2,542	1,305
2015					55,006	47,831	42,206	39,906	39,653	39,619	4,699	1,337
2016						59,992	67,760	69,493	67,728	64,730	9,996	1,507
2017							60,572	62,450	62,714	57,450	8,836	1,645
2018								66,128	62,416	56,468	26,325	1,391
2019									62,918	61,712	39,891	1,502
2020										60,278	50,149	1,174
									Total	$467,985

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$330	$1,949	$4,508	$5,947	$5,637	$6,209	$6,835	$7,132	$7,239	$10,869
2012		433	4,086	6,898	9,218	10,968	14,378	15,621	16,450	16,892
2013			792	7,073	18,425	26,121	29,678	32,789	34,535	35,476
2014				1,705	9,775	27,923	35,755	40,080	44,127	46,122
2015					2,215	10,738	16,774	20,920	28,795	32,241
2016						2,060	14,558	27,465	39,370	47,999
2017							2,455	11,350	22,728	36,522
2018								1,964	11,965	18,840
2019									1,839	8,123
2020										1,488
	* Presented as unaudited required supplementary information.								Total	$254,572
					All outstanding liabilities before 2011, net of reinsurance					690
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$214,103

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.2%	16.0%	20.3%	15.5%	9.4%	8.8%	4.6%	2.8%	1.4%	26.6%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$22,957	$23,479	$25,747	$25,272	$25,431	$25,376	$25,167	$25,614	$25,827	$26,081	$34	2,469
2012		21,452	22,203	22,924	23,511	23,689	23,620	23,305	23,731	23,845	114	2,286
2013			32,742	32,853	32,989	37,673	38,811	39,974	39,309	39,183	219	2,853
2014				38,361	33,015	36,452	38,590	40,202	40,508	41,156	475	3,099
2015					38,561	46,258	47,021	46,395	45,162	45,525	979	3,186
2016						50,430	53,519	54,105	52,277	52,818	2,589	3,941
2017							55,640	53,641	45,017	43,764	3,788	3,636
2018								57,597	54,592	38,719	9,200	3,396
2019									58,297	56,129	23,100	3,296
2020										43,573	20,704	1,533
									Total	$410,793

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$5,295	$9,485	$14,477	$19,443	$22,375	$23,537	$23,941	$24,377	$25,052	$25,791
2012		4,466	8,533	12,394	17,318	20,931	22,566	22,730	23,180	23,181
2013			5,306	11,978	19,761	28,220	33,480	35,923	37,327	37,915
2014				7,125	13,933	19,676	27,457	33,190	38,282	40,006
2015					6,984	20,709	29,554	37,222	39,339	41,345
2016						8,923	18,354	30,354	38,001	43,564
2017							7,979	17,070	24,090	30,260
2018								6,980	12,827	19,216
2019									7,148	15,852
2020										3,986
	* Presented as unaudited required supplementary information.								Total	$281,116
					All outstanding liabilities before 2011, net of reinsurance					175
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$129,852

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	16.0%	18.5%	18.0%	17.9%	11.5%	6.9%	2.5%	1.7%	1.3%	2.8%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$70,246	$66,924	$64,976	$63,724	$62,770	$62,570	$62,456	$62,875	$62,799	$62,754	$17	3,028
2012		85,485	80,155	79,181	77,569	79,175	78,125	78,161	78,002	77,924	26	2,640
2013			63,864	62,090	62,173	62,114	61,914	61,834	61,776	61,623	111	2,995
2014				56,587	49,441	48,801	48,761	49,217	49,444	49,479	101	4,561
2015					59,863	56,103	53,958	52,720	53,111	52,781	164	4,075
2016						62,900	55,594	55,384	55,930	55,424	505	3,377
2017							90,803	83,273	84,961	82,671	2,022	2,892
2018								89,091	83,457	79,961	6,172	2,333
2019									71,232	65,189	8,218	2,428
2020										118,247	40,590	2,492
									Total	$706,053

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$27,676	$48,756	$55,778	$59,099	$60,272	$61,428	$61,834	$62,729	$62,730	$62,733
2012		39,074	66,509	72,057	73,705	75,640	76,152	77,159	77,323	77,347
2013			32,208	50,840	57,407	59,259	60,520	61,195	61,325	61,335
2014				30,550	43,380	46,148	46,528	47,799	49,027	49,259
2015					32,184	49,348	50,197	51,290	52,078	52,342
2016						33,134	46,921	51,371	53,006	54,328
2017							41,314	66,818	74,415	78,360
2018								37,048	68,264	72,357
2019									30,703	51,740
2020										43,192
	* Presented as unaudited required supplementary information.								Total	$602,993
					All outstanding liabilities before 2011, net of reinsurance					323
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$103,383

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	50.9%	31.6%	7.3%	3.0%	2.1%	1.3%	0.7%	0.6%	0.0%	0.0%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR	Claims
2011	$13,842	$17,832	$17,792	$17,321	$16,766	$16,695	$16,480	$18,281	$18,293	$18,252	$16	1,681
2012		17,114	11,452	8,667	8,180	7,867	7,471	7,099	7,082	6,985	18	1,479
2013			16,080	7,516	6,170	5,399	5,271	5,231	5,209	5,107	33	1,407
2014				16,450	8,106	5,225	4,427	4,267	4,319	4,266	48	1,351
2015					16,958	12,957	11,113	10,456	9,792	9,521	243	1,231
2016						18,928	11,062	9,351	8,895	8,391	389	1,367
2017							16,127	8,641	8,798	8,116	673	1,724
2018								16,765	7,227	4,564	1,489	1,265
2019									14,785	7,205	4,663	953
2020										19,241	16,483	405
									Total	$91,648

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$8,160	$16,932	$17,151	$17,403	$17,212	$17,086	$17,086	$17,013	$18,251	$18,234
2012		1,883	6,680	6,726	7,416	7,536	7,406	7,065	6,996	6,941
2013			1,116	2,856	4,701	4,911	5,098	5,150	5,128	5,061
2014				722	4,283	4,166	4,059	4,131	4,234	4,214
2015					3,192	6,719	7,695	9,436	9,183	9,186
2016						3,087	5,817	6,299	7,640	8,086
2017							979	2,862	7,062	7,221
2018								1,835	2,588	2,368
2019									336	2,433
2020										835
	* Presented as unaudited required supplementary information.								Total	$64,579
					All outstanding liabilities before 2011, net of reinsurance					(60)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$27,009

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	24.2%	41.4%	12.3%	7.0%	1.4%	0.2%	-1.4%	-0.9%	3.0%	-0.1%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2020	December 31, 2019
Net outstanding liabilities:
Casualty - Primary Occurrence	$432,823	$403,910
Casualty - Excess Occurrence	312,827	256,153
Casualty - Claims Made	214,103	217,954
Casualty - Transportation	129,852	139,951
Property	103,383	71,965
Surety	27,009	24,988
Unallocated loss adjustment expenses	54,954	52,275
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	8,634	9,402
Other	22,735	13,237
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,306,320	$1,189,835

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$35,202	$31,122
Casualty - Excess Occurrence	88,528	98,518
Casualty - Claims Made	223,020	176,936
Casualty - Transportation	53,251	53,724
Property	40,257	21,438
Surety	4,017	11,199
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(8,634)	(9,402)
Other	8,088	982
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$443,729	$384,517

Total gross liability for unpaid loss and settlement expenses	$1,750,049	$1,574,352

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite as a result of the spread of COVID-19 and the related economic shutdown. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Casualty	$(75,075)	$(62,497)	$(33,252)
Property	(13,019)	(4,461)	(10,813)
Surety	(12,959)	(8,326)	(5,885)
Total	$(101,053)	$(75,284)	$(49,950)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2020.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2020. The casualty segment contributed $75.1 million in favorable development, inclusive of ULAE. Accident years 2017 through 2019 contributed significantly to the favorable development. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ ability to select risk as well as an increasing rate environment within many of our casualty sublines. Nearly all of our casualty products contributed to the favorable development. Transportation contributed $19.1 million for the year. Within the primary occurrence grouping, the general liability product contributed $17.9 million to our favorable development. Within the excess occurrence grouping, commercial excess developed favorably by $12.5 million. Within the claims made grouping, professional services coverages developed favorably by $7.8 million and medical professional liability had $6.1 million of favorable development.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $6.5 million of the $13.0 million total favorable property development, inclusive of ULAE, primarily in accident years 2017 and 2018. Commercial property was favorable by $5.2 million.

The surety segment experienced favorable development of $13.0 million, inclusive of ULAE. The majority of the favorable development was from accident year 2019. Contract and commercial surety products were the main contributors with favorable development of $5.9 million and $3.8 million, respectively.

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

Marine contributed $2.4 million of the $4.5 million total favorable property development, inclusive of ULAE. Accident years 2017 and 2018 contributed to the marine products’ favorable development. Homeowners’ contributed $1.1 million of favorable development with other commercial property insurance and assumed reinsurance products contributing the balance.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Loss and LAE Payments (Cumulative):
Gross	$139,804	$137,485	$136,043
Ceded	(69,219)	(68,849)	(68,638)
Net	$70,585	$68,636	$67,405

Unpaid Losses and LAE at End of Year:
Gross	$22,485	$22,616	$24,262
Ceded	(4,619)	(5,149)	(5,373)
Net	$17,866	$17,467	$18,889

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

During 2020, RLI experienced modest emergence of asbestos, environmental and mass tort losses and we increased our IBNR reserves for these exposures.

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

(in thousands)	2020	2019
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$21,096	$19,143
Unearned premium offset	19,862	18,755
Deferred compensation	2,829	2,981
Stock option expense	2,749	2,728
Lease liability	3,971	5,140
Other	389	275
Deferred tax assets before allowance	$50,896	$49,022
Less valuation allowance	—	—
Total deferred tax assets	$50,896	$49,022

Deferred tax liabilities:
Net unrealized appreciation of securities	$77,639	$56,532
Deferred policy acquisition costs	18,569	17,859
Lease asset	3,402	4,690
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	3,181	3,817
Fixed assets	3,439	3,008
Intangible assets	1,558	1,634
Undistributed earnings of unconsolidated investees	21,813	17,673
Other	1,530	536
Total deferred tax liabilities	$131,131	$105,749
Net deferred tax liability	$(80,235)	$(56,727)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2020, 2019 and 2018, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2020		2019		2018
Provision for income taxes at the statutory federal tax rates	$39,867	21.0%	$48,874	21.0%	$14,192	21.0%
Increase (reduction) in taxes resulting from:
Enactment of TCJA	—	—%	—	—%	(2,268)	(3.4)%
Excess tax benefit on share-based compensation	(3,537)	(1.8)%	(3,958)	(1.7)%	(4,533)	(6.7)%
Tax-exempt interest income	(1,293)	(0.7)%	(1,238)	(0.5)%	(1,795)	(2.7)%
Dividends received deduction	(883)	(0.5)%	(823)	(0.4)%	(775)	(1.1)%
Investment tax credit	(2,435)	(1.3)%	—	—%	—	—%
ESOP dividends paid deduction	(1,083)	(0.6)%	(1,122)	(0.5)%	(1,184)	(1.8)%
Unconsolidated investee dividends	(479)	(0.2)%	(1,802)	(0.8)%	—	—%
Nondeductible expenses	1,878	1.0%	1,649	0.7%	389	0.6%
Other items, net	715	0.4%	(488)	(0.1)%	(624)	(0.9)%
Total	$32,750	17.3%	$41,092	17.7%	$3,402	5.0%

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower in 2020 due to investment tax credits recognized using the flow-through method of accounting, whereby income taxes payable and income tax expense were reduced. Additionally, lower levels of pretax earnings caused tax-favored adjustments to be larger on a percentage basis in 2020 compared to 2019. The effective rate was significantly lower in 2018 as a result of the impact of tax reform and lower pretax income.

Except for two aspects, the accounting for the tax effects of the enactment of the TCJA were completed as of December 31, 2017. The first provisional item recorded in 2017 was related to an expected disallowance of deductions for certain performance-based compensation, including bonuses and stock options. At the time of enactment, there was a lack of clarity on whether some amounts could be grandfathered in as deductible. The Internal Revenue Service (IRS) and Treasury Department provided additional guidance and we were able to finalize the accounting in 2018 by recording a $2.3 million deferred tax benefit to restore the deferred tax assets related to those performance-based compensation amounts. The second provisional item related to discount factors on loss reserves that the IRS had not yet published. The IRS published the factors in the fourth quarter of 2018 and we were able to complete the accounting for the effects of the enactment of the TCJA. While there was no net impact to the deferred tax amount that was recorded at December 31, 2017, we implemented the new discounting methodology and will recognize the adjustment ratably over the allowed eight-year period beginning in 2018.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $4.7 million dividend from Prime in 2020 and recognized a $0.5 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to insurance companies (10.8 percent in 2020), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. In 2019, we received a $13.2 million dividend from Maui Jim and recognized a $1.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to non-insurance companies (7.4 percent in 2019), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 0.2 percent and 0.8 percent reduction to the 2020 and 2019 effective tax rates, respectively. As no dividends were declared from unconsolidated investees in 2018, there was no impact to the 2018 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2020, 2019 and 2018 resulted in tax benefits of $1.1 million, $1.1 million and $1.2 million, respectively. These tax benefits reduced the effective tax rate for 2020, 2019 and 2018 by 0.6 percent, 0.5 percent and 1.8 percent and, respectively.

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

Federal and state income taxes paid in 2020, 2019 and 2018 amounted to $23.7 million, $25.6 million and $16.4 million, respectively.

Although we are not currently under audit by the IRS, tax years 2016 through 2020 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $14.4 million, $15.7 million and $8.8 million for 2020, 2019 and 2018, respectively.

During 2020, the ESOP purchased 94,194 shares of RLI Corp. stock on the open market at an average price of $82.67 ($7.8 million) relating to the contribution for plan year 2019. Shares held by the ESOP as of December 31, 2020, totaled 2,612,357 and are treated as outstanding in computing our earnings per share. During 2019, the ESOP purchased 60,768 shares of RLI Corp. stock on the open market at an average price of $69.99 ($4.3 million) relating to the contribution for plan year 2018. During 2018, the ESOP purchased 98,717 shares of RLI Corp. stock on the open market at an average price of $62.80 ($6.2 million) relating to the contribution for plan year 2017. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $26.6 million, $30.1 million and $11.9 million for 2020, 2019 and 2018, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2020, the trusts’ assets were valued at $49.3 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,623,369 awards under the 2015 LTIP, including 340,909 in 2020.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $5.4 million, $6.0 million and $5.5 million for 2020, 2019 and 2018, respectively, and the total income tax benefit was $0.9 million for each year. Total unrecognized compensation expense relating to outstanding and unvested awards was $6.4 million, which will be recognized over the weighted average vesting period of 2.65 years.

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

The following table summarize option activity in 2020:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2020	1,667,290	$62.52
Granted	322,479	92.86
Exercised	(351,025)	52.34
Cancelled or forfeited	(6,410)	73.42
Outstanding as of December 31, 2020	1,632,334	$70.67	5.16	$54,657
Exercisable at December 31, 2020	658,290	$60.35	3.74	$28,834

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $15.5 million, $20.0 million and $24.3 million during 2020, 2019 and 2018, respectively.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2020		2019		2018
Weighted-average fair value of grants	$13.24		$13.49		$10.58
Risk-free interest rates	0.39%		2.26%		2.72%
Dividend yield	2.30%		2.69%		2.98%
Expected volatility	22.67%		22.71%		22.87%
Expected option life	4.96	years	4.96	years	5.07	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $1.5 million and $0.7 million during 2020 and 2019, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2020	49,733	$70.07
Granted	18,430	93.24
Reinvested	920	96.14
Vested	(20,837)	65.24
Forfeited	(588)	79.54
Nonvested at December 31, 2020	47,658	$81.53

9.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of our three insurance companies are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance (IDOI), which has adopted the NAIC’s statutory accounting principles (SAP). We do not use any permitted SAP that differ from NAIC prescribed SAP. In converting from SAP to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed income securities.

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2020, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $203.9 million, $191.0 million and $170.9 million as of December 31, 2020, 2019 and 2018, respectively, compared to actual statutory capital and surplus of $1.1 billion, $1.0 billion and $829.8 million, respectively, for these same periods.

Year-end statutory surplus for 2020 presented in the table below includes $238.0 million of RLI Corp. stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $190.9 million and $132.8 million in 2019 and 2018, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2020	2019	2018
Consolidated net income, statutory basis	$120,329	$129,625	$135,791
Consolidated surplus, statutory basis	$1,121,592	$1,029,671	$829,775

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2020, our holding company had $1.1 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $64.6 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2020, 2019 and 2018, our principal insurance subsidiary paid ordinary dividends totaling $110.0 million, $59.0 million and $13.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2018, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2020 or 2019. As of December 31, 2020, $25.3 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

We are party to numerous claims, loss and litigation matters that arise in the normal course of our business. Many of such claims, loss or litigation matters involve claims under policies that we underwrite as an insurer. We believe that the resolution of these claims and losses is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we are also involved in various other legal proceedings and litigation unrelated to our insurance business that arise in the ordinary course of business operations. Management believes that any liabilities that may arise as a result of these legal matters is not reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

COMMITMENTS

As of December 31, 2020, we had $23.1 million of unfunded commitments related to our investments in private funds, low income housing tax credit investments and equity method investees. See note 2 for more information on our investments in private funds and low income housing tax credits.

11.	LEASES

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

The Company’s operating lease obligations are for branch office facilities. Expenses associated with leases totaled $6.9 million in 2018. The components of lease expense and other lease information as of and during the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Operating lease cost	$5,504	$5,772
Variable lease cost	1,346	1,850
Sublease income	(262)	—
Total lease cost	$6,588	$7,622

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,963	$5,711

ROU assets obtained in exchange for new operating lease liabilities	$81	$1,388

Reduction to ROU assets resulting from reduction to lease liabilities	$18	$1,279

Other non-cash reductions to ROU assets	$1,192	$—

(in thousands)	2020		2019
Operating lease ROU assets	$16,200		$22,335
Operating lease liabilities	$19,072		$24,475
Weighted-average remaining lease term - operating leases	3.87	years	4.69	years
Weighted-average discount rate - operating leases	2.32%		2.33%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(in thousands)	2020
2021	$5,992
2022	5,915
2023	4,424
2024	2,334
2025	802
Thereafter	563
Total future minimum lease payments	$20,030
Less imputed interest	(958)
Total operating lease liability	$19,072

12.	OPERATING SEGMENT INFORMATION

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

The following table summarizes our segment data based on the internal structure and reporting of information as it is used by management. The net earnings of each segment are before taxes and include revenues (if applicable), direct product or segment costs (such as commissions and claims costs), as well as allocated support costs from various support departments. Assets are not managed at the segment level and therefore are not allocated to segments.

REVENUES

(in thousands)	2020	2019	2018
Casualty	$569,521	$558,458	$523,472
Property	183,720	164,022	149,261
Surety	112,506	116,631	118,633
Net premiums earned	$865,747	$839,111	$791,366
Net investment income	67,893	68,870	62,085
Net realized gains	17,885	17,520	63,407
Net unrealized gains (losses) on equity securities	32,101	78,090	(98,735)
Total	$983,626	$1,003,591	$818,123

INSURANCE EXPENSES

(in thousands)	2020	2019	2018
Loss and settlement expenses:
Casualty	$322,099	$330,156	$329,763
Property	111,356	73,614	83,822
Surety	9,429	9,646	14,608
Total loss and settlement expenses	$442,884	$413,416	$428,193

Policy acquisition costs:
Casualty	$162,058	$166,499	$151,007
Property	59,926	55,986	51,830
Surety	64,454	66,212	64,901
Total policy acquisition costs	$286,438	$288,697	$267,738

Other insurance expenses:
Casualty	$40,937	$41,202	$31,562
Property	15,620	16,279	12,725
Surety	10,271	11,949	9,516
Total other insurance expenses	$66,828	$69,430	$53,803
Total	$796,150	$771,543	$749,734

NET EARNINGS

(in thousands)	2020	2019	2018
Casualty	$44,427	$20,601	$11,140
Property	(3,182)	18,143	884
Surety	28,352	28,824	29,608
Net underwriting income	$69,597	$67,568	$41,632
Net investment income	67,893	68,870	62,085
Net realized gains	17,885	17,520	63,407
Net unrealized gains (losses) on equity securities	32,101	78,090	(98,735)
Interest on debt	(7,603)	(7,588)	(7,437)
General corporate expense	(10,265)	(12,686)	(9,427)
Equity in earnings of unconsolidated investees	20,233	20,960	16,056
Total earnings before incomes taxes	$189,841	$232,734	$67,581
Income tax expense	32,750	41,092	3,402
Net earnings	$157,091	$191,642	$64,179

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2020	2019	2018
CASUALTY
Commercial excess and personal umbrella	$178,214	$140,483	$124,350
General liability	91,653	98,880	93,928
Professional services	85,196	81,329	79,951
Commercial transportation	64,624	83,213	81,053
Small commercial	63,357	55,701	51,519
Executive products	26,509	27,088	21,326
Other casualty	59,968	71,764	71,345
Total	$569,521	$558,458	$523,472

PROPERTY
Marine	$81,852	$74,887	$59,795
Commercial property	79,406	68,310	71,501
Specialty personal	19,596	19,316	16,901
Other property	2,866	1,509	1,064
Total	$183,720	$164,022	$149,261

SURETY
Commercial	$42,872	$43,553	$43,469
Miscellaneous	42,292	44,721	46,968
Contract	27,342	28,357	28,196
Total	$112,506	$116,631	$118,633
Grand total	$865,747	$839,111	$791,366

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of RLI Corp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of RLI Corp and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statement of earnings, comprehensive earnings, shareholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flow for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unpaid losses and settlement expenses — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unpaid losses and settlement expenses included the following, among others:

•	We tested the effectiveness of controls related to unpaid losses and settlement expenses, including those controls over the inputs, methods, and assumptions used in the Company’s estimation processes.
•	We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate the unpaid losses and settlement expenses by:
o	Developing a range of independent estimates of unpaid losses and settlement expenses for certain lines of business and comparing our estimates to the recorded reserves.
o

Comparing the Company’s prior year estimates of expected incurred losses to actual experience during the current year to identify potential management bias in the determination of the unpaid losses and settlement expenses.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2021

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RLI Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RLI Corp. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1983 to 2020.

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

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 93 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information – None.

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 108-109.

(b)	Exhibits. See Exhibit Index on pages 108-109.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 98.

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2020

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$170,110	$183,357	$183,357
U.S. agency	28,902	32,872	32,872
Non-U.S. government & agency	10,298	10,965	10,965
Agency MBS	384,015	402,071	402,071
ABS/CMBS/MBS*	213,223	218,373	218,373
Corporate	753,404	816,592	816,592
Municipal	501,515	532,396	532,396
Total available-for-sale	$2,061,467	$2,196,626	$2,196,626
Total fixed maturities	$2,061,467	$2,196,626	$2,196,626

Equity securities:
Common stock:
Ind Misc and all other	$156,941	$257,154	$257,154
ETFs (Ind/misc)	136,249	266,852	266,852
Total equity securities	$293,190	$524,006	$524,006
Cash and short-term investments	62,217	62,217	62,217
Other invested assets	51,941	54,232	54,232
Total investments and cash	$2,468,815	$2,837,081	$2,837,081

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2020	2019
ASSETS
Cash	$381	$350
Investments in subsidiaries	1,148,342	1,034,679
Investments in unconsolidated investee	90,893	79,597
Fixed income:
Available-for-sale, at fair value	64,211	45,538
(amortized cost of $60,657 and allowance for credit losses of $0 in 2020)
(amortized cost of $42,747 and allowance for credit losses of $0 in 2019)
Property and equipment, at cost, net of accumulated depreciation of $1,629 in 2020 and $1,562 in 2019	1,779	1,846
Income taxes receivable - current	1,500	842
Other assets	895	400
TOTAL ASSETS	$1,308,001	$1,163,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, affiliates	$2,556	$1,310
Income taxes - deferred	16,988	14,578
Bonds payable, long-term debt	149,489	149,302
Interest payable, long-term debt	2,153	2,153
Other liabilities	837	521
TOTAL LIABILITIES	$172,023	$167,864

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 in 2020 and 100,000,000 in 2019)
(68,072,794 shares issued and 45,142,580 shares outstanding in 2020)
(67,799,229 shares issued and 44,869,015 shares outstanding in 2019)	$681	$678
Paid-in capital	335,365	321,190
Accumulated other comprehensive earnings	108,714	52,473
Retained earnings	1,084,217	1,014,046
Deferred compensation	8,292	7,980
Treasury stock, at cost (22,930,214 shares in 2020 and 2019)	(401,291)	(400,979)
TOTAL SHAREHOLDERS’ EQUITY	$1,135,978	$995,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,308,001	$1,163,252

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2020	2019	2018
Net investment income	$1,412	$1,656	$648
Net realized gains (losses)	501	463	(142)
Equity in earnings of unconsolidated investee	10,368	13,592	12,471
Selling, general and administrative expenses	(10,265)	(12,686)	(9,427)
Interest expense on debt	(7,603)	(7,588)	(7,437)
Loss before income taxes	$(5,587)	$(4,563)	$(3,887)
Income tax benefit	(2,885)	(4,989)	(2,359)
Net earnings (loss) before equity in net earnings of subsidiaries	$(2,702)	$426	$(1,528)
Equity in net earnings of subsidiaries	159,793	191,216	65,707
Net earnings	$157,091	$191,642	$64,179
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$994	$1,727	$710
Less: reclassification adjustment for (gains) losses included in net earnings	(390)	(365)	112
Other comprehensive earnings - parent only	$604	$1,362	$822
Equity in other comprehensive earnings (loss) of subsidiaries/investees	55,615	65,683	(34,819)
Other comprehensive earnings (loss)	$56,219	$67,045	$(33,997)
Comprehensive earnings	$213,310	$258,687	$30,182

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2020	2019	2018
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(2,702)	$426	$(1,528)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(501)	(463)	142
Depreciation	67	68	68
Other items, net	2,270	2,487	(471)
Change in:
Affiliate balances receivable/payable	1,246	1,180	1,187
Federal income taxes	1,399	(1,673)	3,430
Changes in investment in unconsolidated investee:
Undistributed earnings	(10,368)	(13,592)	(12,471)
Dividends received	—	13,200	9,900
Net cash provided by (used in) operating activities	$(8,589)	$1,633	$257

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(24,950)	$(2,507)	$(73,812)
Other	(346)	—	—
Sale of:
Fixed income, available-for-sale	3,767	14,273	12,056
Call or maturity of:
Fixed income, available-for-sale	3,492	29,501	75,662
Net proceeds from sale (purchase) of short-term investments	—	—	70
Cash dividends received-subsidiaries	110,000	34,003	73,363
Net cash provided by investing activities	$91,963	$75,270	$87,339

Cash flows from financing activities
Proceeds from stock option exercises	$8,648	$9,490	$6,076
Cash dividends paid	(95,793)	(93,315)	(90,662)
Other	3,802	4,058	—
Net cash used in financing activities	$(83,343)	$(79,767)	$(84,586)

Net increase (decrease) in cash	$31	$(2,864)	$3,010
Cash at beginning of year	350	3,214	204
Cash at end of year	$381	$350	$3,214

Interest paid on outstanding debt amounted to $7.3 million for 2020, 2019 and 2018, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2020, 2019 and 2018

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2020
Casualty segment	$48,255	$1,567,544	$385,736	$569,521	$397,174
Property segment	19,655	150,008	131,274	183,720	124,375
Surety segment	20,515	32,497	69,376	112,506	22,388
RLI Insurance Group	$88,425	$1,750,049	$586,386	$865,747	$543,937

Year ended December 31, 2019
Casualty segment	$47,805	$1,435,619	$354,118	$558,458	$392,653
Property segment	17,057	100,000	116,624	164,022	78,075
Surety segment	20,182	38,733	69,471	116,631	17,972
RLI Insurance Group	$85,044	$1,574,352	$540,213	$839,111	$488,700

Year ended December 31, 2018
Casualty segment	$50,040	$1,283,204	$330,836	$523,472	$363,015
Property segment	14,090	134,822	93,032	149,261	94,635
Surety segment	20,804	43,322	72,637	118,633	20,493
RLI Insurance Group	$84,934	$1,461,348	$496,505	$791,366	$478,143

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2020, 2019 and 2018

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2020
Casualty segment	$(75,075)	$162,058	$40,937	$583,244
Property segment	(13,019)	59,926	15,620	196,603
Surety segment	(12,959)	64,454	10,271	112,241
RLI Insurance Group	$(101,053)	$286,438	$66,828	$892,088

Year ended December 31, 2019
Casualty segment	$(62,497)	$166,499	$41,202	$564,979
Property segment	(4,461)	55,986	16,279	181,974
Surety segment	(8,326)	66,212	11,949	113,384
RLI Insurance Group	$(75,284)	$288,697	$69,430	$860,337

Year ended December 31, 2018
Casualty segment	$(33,252)	$151,007	$31,562	$547,177
Property segment	(10,813)	51,830	12,725	155,601
Surety segment	(5,885)	64,901	9,516	120,397
RLI Insurance Group	$(49,950)	$267,738	$53,803	$823,175

See the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2020, 2019 and 2018

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2020
Casualty segment	$690,718	$148,271	$27,074	$569,521	4.8%
Property segment	253,781	70,398	337	183,720	0.2%
Surety segment	118,109	5,843	240	112,506	0.2%
RLI Insurance Group premiums earned	$1,062,608	$224,512	$27,651	$865,747	3.2%

2019
Casualty segment	$641,159	$122,452	$39,751	$558,458	7.1%
Property segment	217,657	53,810	175	164,022	0.1%
Surety segment	122,305	5,921	247	116,631	0.2%
RLI Insurance Group premiums earned	$981,121	$182,183	$40,173	$839,111	4.8%

2018
Casualty segment	$578,643	$96,639	$41,468	$523,472	7.9%
Property segment	193,855	44,634	40	149,261	0.0%
Surety segment	123,736	5,521	418	118,633	0.4%
RLI Insurance Group premiums earned	$896,234	$146,794	$41,926	$791,366	5.3%

See the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2020, 2019 and 2018

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2020 Allowance for uncollectible reinsurance	$25,066	$(522)	$(5)	$24,539

2019 Allowance for uncollectible reinsurance	$25,911	$(647)	$(198)	$25,066

2018 Allowance for uncollectible reinsurance	$25,911	$—	$—	$25,911

See the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2020, 2019 and 2018

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
Affiliation with	acquisition	claim adjustment	premiums,	premiums	investment
Registrant (1)	costs	expense reserves	gross	earned	income
2020	$88,425	$1,750,049	$586,386	$865,747	$67,893
2019	$85,044	$1,574,352	$540,213	$839,111	$68,870
2018	$84,934	$1,461,348	$496,505	$791,366	$62,085

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2020	$543,937	$(101,053)	$286,438	$325,054	$892,088
2019	$488,700	$(75,284)	$288,697	$319,930	$860,337
2018	$478,143	$(49,950)	$267,738	$301,356	$823,175

(1)	Consolidated property-casualty insurance operations.

See the accompanying reports of independent registered public accounting firms starting on page 93 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2020.

3.2	By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.

4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.

4.2	Supplemental Indenture	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.

4.3	Description of Securities	Attached as Exhibit 4.3.

10.1	RLI Corp. Nonqualified Agreement*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.4	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.

10.5	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.

10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed July 24, 2020.

10.7	Market Value Potential (MVP), Executive Incentive Program Guideline*	Attached as Exhibit 10.7.

10.8	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed on July 24, 2020.

10.9	Management Incentive Program Guideline*	Attached as Exhibit 10.9.

10.10	RLI Underwriting Profit Program Guideline*	Attached as Exhibit 10.10.

10.11	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.

10.12	Credit Agreement (Bank of Montreal, Chicago Branch.)	Incorporated by reference to the Company’s Form 8‑K filed March 31, 2020.

10.13	RLI Corp. Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Form 10‑Q filed October 24, 2018.

10.14	Shareholders Agreement by and among RLI Corp., Walter F. Hester III, and the Walter F. Hester III Revocable Trust	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2018.

11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 65.

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated August 21, 2019	Incorporated by reference to the Company’s Form 8-K filed August 21, 2019.

*	Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Page 111

23.1	Consent of Deloitte & Touche LLP	Page 112

23.2	Consent of KPMG LLP	Page 113

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 114

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 115

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 116

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 117

101	iXBRL-Related Documents	Attached as Exhibit 101

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jonathan E. Michael	By:	/s/ Todd W. Bryant
	Jonathan E. Michael, Chairman & CEO		Todd W. Bryant, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ Kaj Ahlmann	By:	/s/ Jordan W. Graham
	Kaj Ahlmann, Director		Jordan W. Graham, Director

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ Michael E. Angelina	By:	/s/ Craig W. Kliethermes
	Michael E. Angelina, Director		Craig W. Kliethermes, Director

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ John T. Baily	By:	/s/ Jonathan E. Michael
	John T. Baily, Director		Jonathan E. Michael, Director

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ Robert P. Restrepo, Jr.
	Calvin G. Butler, Jr., Director		Robert P. Restrepo, Jr., Director

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ David B. Duclos	By:	/s/ Debbie S. Roberts
	David B. Duclos, Director		Debbie S. Roberts, Director

Date:	February 19, 2021	Date:	February 19, 2021

By:	/s/ Susan S. Fleming	By:	/s/ Michael J. Stone
	Susan S. Fleming, Director		Michael J. Stone, Director

Date:	February 19, 2021	Date:	February 19, 2021