Form 10-Q
period 2021-03-31
RLI CORP
filed 2021-04-23
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2021, the number of shares outstanding of the registrant’s Common Stock was 45,203,438.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2021	2020
Net premiums earned	$228,595	$215,582
Net investment income	16,424	17,778
Net realized gains	14,150	15,152
Net unrealized gains (losses) on equity securities	28,162	(130,395)
Consolidated revenue	$287,331	$118,117
Losses and settlement expenses	104,892	111,021
Policy acquisition costs	74,990	72,941
Insurance operating expenses	18,796	14,381
Interest expense on debt	1,901	1,897
General corporate expenses	3,342	1,755
Total expenses	$203,921	$201,995
Equity in earnings of unconsolidated investees	6,424	4,514
Earnings (loss) before income taxes	$89,834	$(79,364)
Income tax expense (benefit)	16,822	(18,097)
Net earnings (loss)	$73,012	$(61,267)

Other comprehensive earnings (loss), net of tax	(44,747)	(13,031)
Comprehensive earnings (loss)	$28,265	$(74,298)

Basic net earnings (loss) per share	$1.62	$(1.36)
Diluted net earnings (loss) per share	$1.60	$(1.36)

Weighted average number of common shares outstanding:
Basic	45,178	44,920
Diluted	45,674	44,920

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,175,869	$2,196,626
(amortized cost of $2,096,852 and allowance for credit losses of $375 at 3/31/21)
(amortized cost of $2,061,467 and allowance for credit losses of $397 at 12/31/20)
Equity securities, at fair value (cost - $298,926 at 3/31/21 and $293,190 at 12/31/20)	555,209	524,006
Other invested assets	50,413	54,232
Cash	94,935	62,217
Total investments and cash	$2,876,426	$2,837,081
Accrued investment income	16,109	16,126
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,172 at 3/31/21 and $17,658 at 12/31/20	149,736	174,628
Ceded unearned premium	111,071	113,488
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $8,953 at 3/31/21 and $8,634 at 12/31/20	454,921	443,729
Deferred policy acquisition costs	92,595	88,425
Property and equipment, at cost, net of accumulated depreciation of $70,089 at 3/31/21 and $68,682 at 12/31/20	50,470	51,406
Investment in unconsolidated investees	134,314	128,382
Goodwill and intangibles	53,617	53,719
Other assets	33,181	31,501
TOTAL ASSETS	$3,972,440	$3,938,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,795,275	$1,750,049
Unearned premiums	590,364	586,386
Reinsurance balances payable	26,560	42,265
Funds held	85,572	81,747
Income taxes-deferred	74,624	80,235
Bonds payable, long-term debt	149,536	149,489
Accrued expenses	45,784	75,925
Other liabilities	49,939	36,411
TOTAL LIABILITIES	$2,817,654	$2,802,507

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 at 3/31/21 and 12/31/20)
(68,133,652 shares issued, 45,203,438 shares outstanding at 3/31/21)
(68,072,794 shares issued, 45,142,580 shares outstanding at 12/31/20)	$681	$681
Paid-in capital	336,757	335,365
Accumulated other comprehensive earnings	63,967	108,714
Retained earnings	1,146,380	1,084,217
Deferred compensation	7,926	8,292
Less: Treasury shares, at cost
(22,930,214 shares at 3/31/21 and 12/31/20)	(400,925)	(401,291)
TOTAL SHAREHOLDERS’ EQUITY	$1,154,786	$1,135,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,972,440	$3,938,485

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings (loss)	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings (loss)	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$60,287	$(5,767)
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(145,121)	$(69,233)
Equity securities	(31,957)	(31,811)
Property and equipment	(887)	(1,910)
Other	(4,323)	(2,611)
Proceeds from sale of:
Fixed income securities, available-for-sale	21,300	20,414
Equity securities	47,638	38,042
Other	521	2,267
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	96,285	54,890
Net cash provided by (used in) investing activities	$(16,544)	$10,048
Cash Flows from Financing Activities
Cash dividends paid	$(10,838)	$(10,332)
Proceeds from (payments related to) stock option exercises	(187)	2,549
Net cash used in financing activities	$(11,025)	$(7,783)
Net increase (decrease) in cash	$32,718	$(3,502)
Cash at the beginning of the period	62,217	46,203
Cash at March 31	$94,935	$42,701

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2021 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2020 to conform to the classifications used in the current year.

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

B. ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2021 impact our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of March 31, 2021.

D. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and Securities and Exchange Commission (SEC) filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of the existing allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, all paid and unpaid balances recoverable for the reinsurer are specifically identified and expensed into our allowance for estimated unrecoverable amounts from reinsurers. We then re-evaluate the remaining allowance and determine whether the balance is sufficient as detailed above and if needed, an additional allowance is recognized and income charged.

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $15.9 million and $9.0 million, respectively, at March 31, 2021. At December 31, 2020, the amounts were $15.9 million and $8.6 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first three months of 2021 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2021 and December 31, 2020 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2021	2020
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $3,980 at 3/31/21 and $3,878 at 12/31/20	55	157
Total intangibles	$7,555	$7,657
Total goodwill and intangibles	$53,617	$53,719

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was $0.1 million for the first quarter of 2021 and 2020.

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during 2020. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

F. EARNINGS PER SHARE

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

	For the Three Months			For the Three Months
	Ended March 31, 2021			Ended March 31, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings (loss) available to common shareholders	$73,012	45,178	$1.62	$(61,267)	44,920	$(1.36)
Effect of Dilutive Securities
Stock options and restricted stock units	—	496		—	—
Diluted EPS
Earnings (loss) available to common shareholders	$73,012	45,674	$1.60	$(61,267)	44,920	$(1.36)
Anti-dilutive options excluded from diluted EPS		—			94

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $11.9 million and $3.5 million for the first quarter of 2021 and 2020, respectively.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $44.7 million for the first three months of 2021, compared to $13.0 million during the same period last year. The unrealized losses were attributable to increased interest rates in both periods, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2021	2020
Beginning balance	$108,714	$52,473
Cumulative-effect adjustment of ASU 2016-13	—	22
Adjusted beginning balance	$108,714	$52,495
Other comprehensive loss before reclassifications	(43,795)	(11,880)
Amounts reclassified from accumulated other comprehensive earnings	(952)	(1,151)
Net current-period other comprehensive loss	$(44,747)	$(13,031)
Ending balance	$63,967	$39,464
Balance of securities for which an allowance for credit losses has been recognized in net earnings	$463	$5,727

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings	2021	2020	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$1,183	$2,306	Net realized gains
	22	(849)	Credit losses presented within net realized gains
	$1,205	$1,457	Earnings (loss) before income taxes
	(253)	(306)	Income tax benefit (expense)
	$952	$1,151	Net earnings (loss)

H. FAIR VALUE MEASUREMENTS

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

Regulation D Private Placement Securities: All Regulation D privately-placed bonds are classified as corporate securities and deemed Level 3. The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. The quantitative detail of the liquidity spread premium is neither provided nor reasonably available to the Company. An increase to the credit spread assumptions would result in a lower fair value.

For all of our fixed income securities classified as Level 2, we periodically conduct a review to assess the reasonableness of the fair values provided by our pricing services. Our review consists of a two-pronged approach. First, we compare prices provided by our pricing services to those provided by an additional source. In some cases, we obtain prices from securities brokers and compare them to the prices provided by our pricing services. If discrepancies are found in our comparisons, we compare our prices to actual reported trade data for like securities. No changes to the fair values supplied by our pricing services have occurred as a result of our reviews. Based on these assessments, we have determined that the fair values of our Level 2 fixed income securities provided by our pricing services are reasonable.

Common Stock: As of March 31, 2021, nearly all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source and is classified as Level 2.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

I. RISKS AND UNCERTAINTIES

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

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2021 and 2020:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$21,273	$1,003	$(27)	$976
Equities	47,638	14,233	(1,150)	13,083
2020
Available-for-sale	$19,858	$2,270	$(102)	$2,168
Equities	38,042	17,792	(2,633)	15,159

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$96,285	$255	$(48)	$207
2020
Available-for-sale	$54,890	$145	$(7)	$138

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

	As of March 31, 2021
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$170,422	$—	$170,422
U.S. agency	—	31,666	—	31,666
Non-U.S. government & agency	—	8,555	—	8,555
Agency MBS	—	369,212	—	369,212
ABS/CMBS/MBS*	—	218,232	—	218,232
Corporate	—	810,751	22,452	833,203
Municipal	—	544,579	—	544,579
Total fixed income securities - available-for-sale	$—	$2,153,417	$22,452	$2,175,869
Equity securities	555,105	104	—	555,209
Other invested assets	—	—	—	—
Total	$555,105	$2,153,521	$22,452	$2,731,078

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	As of December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$183,357	$—	$183,357
U.S. agency	—	32,872	—	32,872
Non-U.S. government & agency	—	10,965	—	10,965
Agency MBS	—	402,071	—	402,071
ABS/CMBS/MBS*	—	218,373	—	218,373
Corporate	—	798,794	17,798	816,592
Municipal	—	532,396	—	532,396
Total fixed income securities - available-for-sale	$—	$2,178,828	$17,798	$2,196,626
Equity securities	523,923	83	—	524,006
Other invested assets	6,068	—	—	6,068
Total	$529,991	$2,178,911	$17,798	$2,726,700

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2021	$17,798
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(13)
Net realized gains	(192)
Included in other comprehensive earnings (loss)	(606)
Total net realized and unrealized gains (losses)	$(811)
Purchases	5,465
Balance as of March 31, 2021	$22,452
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(192)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$(606)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2021 were as follows:

	March 31, 2021
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$105,159	$106,340
Due after one year through five years	512,686	539,027
Due after five years through 10 years	522,850	552,085
Due after 10 years	382,756	390,973
ABS/CMBS/MBS*	573,401	587,444
Total available-for-sale	$2,096,852	$2,175,869

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2021 and December 31, 2020 are presented in the tables below. Amortized cost does not include the $14.9 million of accrued interest receivable as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$161,956	$—	$9,539	$(1,073)	$170,422
U.S. agency	28,883	—	2,783	—	31,666
Non-U.S. government & agency	8,296	—	407	(148)	8,555
Agency MBS	358,224	—	14,007	(3,019)	369,212
ABS/CMBS/MBS*	215,177	—	3,713	(658)	218,232
Corporate	796,042	(375)	42,200	(4,664)	833,203
Municipal	528,274	—	21,781	(5,476)	544,579
Total Fixed Income	$2,096,852	$(375)	$94,430	$(15,038)	$2,175,869

	December 31, 2020
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$170,110	$—	$13,504	$(257)	$183,357
U.S. agency	28,902	—	3,970	—	32,872
Non-U.S. government & agency	10,298	—	667	—	10,965
Agency MBS	384,015	—	18,789	(733)	402,071
ABS/CMBS/MBS*	213,223	(17)	5,580	(413)	218,373
Corporate	753,404	(380)	64,501	(933)	816,592
Municipal	501,515	—	31,099	(218)	532,396
Total Fixed Income	$2,061,467	$(397)	$138,110	$(2,554)	$2,196,626

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required the recognition of a reversable allowance for credit losses on available-for-sale fixed income securities. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost. As of March 31, 2021, the discounted cash flow analysis resulted in an allowance for credit losses on 16 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance	$397	$—
Adoption impact of ASU 2016-13	-	28
Increase to allowance from securities for which credit losses were not previously recorded	-	624
Net increase (decrease) from securities that had an allowance at the beginning of the period	(22)	226
Balance as of March 31,	$375	$878

As of March 31, 2021, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 320 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $15.0 million in associated unrealized losses represents 0.7 percent of the fixed income portfolio’s cost basis and 0.5 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first three months of 2021, as interest rates increased during the period. Of the total 320 securities, 32 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2021			December 31, 2020
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$4,864	$—	$4,864	$5,680	$—	$5,680
Amortized cost	5,937	—	5,937	5,937	—	5,937
Unrealized loss	$(1,073)	$—	$(1,073)	$(257)	$—	$(257)
Non-U.S. government
Fair value	$2,852	$—	$2,852	$—	$—	$—
Amortized cost	3,000	—	3,000	—	—	—
Unrealized Loss	$(148)	$—	$(148)	$—	$—	$—
Agency MBS
Fair value	$92,446	$—	$92,446	$43,999	$—	$43,999
Amortized cost	95,465	—	95,465	44,732	—	44,732
Unrealized loss	$(3,019)	$—	$(3,019)	$(733)	$—	$(733)
ABS/CMBS/MBS*
Fair value	$55,703	$7,235	$62,938	$32,771	$16,161	$48,932
Amortized cost	56,341	7,255	63,596	33,094	16,251	49,345
Unrealized loss	$(638)	$(20)	$(658)	$(323)	$(90)	$(413)
Corporate
Fair value	$165,717	$14,193	$179,910	$52,655	$6,235	$58,890
Amortized cost	170,204	14,370	184,574	53,440	6,383	59,823
Unrealized loss	$(4,487)	$(177)	$(4,664)	$(785)	$(148)	$(933)
Municipal
Fair value	$115,596	$—	$115,596	$25,676	$—	$25,676
Amortized cost	121,072	—	121,072	25,894	—	25,894
Unrealized loss	$(5,476)	$—	$(5,476)	$(218)	$—	$(218)
Total fixed income
Fair value	$437,178	$21,428	$458,606	$160,781	$22,396	$183,177
Amortized cost	452,019	21,625	473,644	163,097	22,634	185,731
Unrealized loss	$(14,841)	$(197)	$(15,038)	$(2,316)	$(238)	$(2,554)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2021 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$365,229	$352,591	$(12,638)	84.1%
2	BBB	Baa	55,575	54,161	(1,414)	9.4%
3	BB	Ba	23,838	23,455	(383)	2.5%
4	B	B	26,201	25,616	(585)	3.9%
5	CCC	Caa	2,801	2,783	(18)	0.1%
6	CC or lower	Ca or lower	-	-	-	0.0%
		Total	$473,644	$458,606	$(15,038)	100.0%

Unrealized Gains and Losses on Equity Securities

Unrealized gains recognized on equity securities still held as of March 31, 2021 were $41.2 million during the first quarter. Comparatively, unrealized losses recognized on equity securities still held as of March 31, 2020 were $115.2 million during the first quarter.

Other Invested Assets

We had $50.4 million of other invested assets at March 31, 2021, compared to $54.2 million at December 31, 2020. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $19.4 million at March 31, 2021, compared to $20.3 million at December 31, 2020 and recognized a total tax benefit of $0.9 million during the first quarters of 2021 and 2020. Our unfunded commitment for our LIHTC investments totaled $2.7 million at March 31, 2021 and will be paid out in installments through 2035.

As of March 31, 2021, $10.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three-month period ended March 31, 2021, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $27.8 million at March 31, 2021, compared to $32.1 million at December 31, 2020, and we had $6.5 million of associated unfunded commitments at March 31, 2021. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption. At December 31, 2020, we had a publicly traded common stock with short-term restrictions that limited our ability to sell the security without prior approval. During the first quarter of 2021, our investment in this security became unrestricted and the investment was included in our equity portfolio as of March 31, 2021.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $94.9 million at March 31, 2021, compared to $62.2 million at December 31, 2020.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2021 and 2020:

	For the Three Months
	Ended March 31,
(in thousands)	2021	2020
Unpaid losses and LAE at beginning of year
Gross	$1,750,049	$1,574,352
Ceded	(443,729)	(384,517)
Net	$1,306,320	$1,189,835

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$—	$(1,345)

Increase (decrease) in incurred losses and LAE
Current accident year	$142,013	$126,194
Prior accident years	(37,121)	(15,173)
Total incurred	$104,892	$111,021

Loss and LAE payments for claims incurred
Current accident year	$(5,962)	$(9,295)
Prior accident years	(64,896)	(81,897)
Total paid	$(70,858)	$(91,192)

Net unpaid losses and LAE at March 31	$1,340,354	$1,208,319

Unpaid losses and LAE at March 31
Gross	$1,795,275	$1,574,760
Ceded	(454,921)	(366,441)
Net	$1,340,354	$1,208,319

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

For the first three months of 2021, incurred losses and LAE included $37.1 million of favorable development on prior years’ loss reserves. General liability, transportation, small commercial, professional services, personal umbrella and surety were drivers of the favorable development. No products experienced significant adverse development.

For the first three months of 2020, incurred losses and LAE included $15.2 million of favorable development on prior years’ loss reserves. The majority of products experienced modest amounts of favorable development on prior accident years, with notable contributions from transportation, marine, small commercial and surety. No products experienced significant adverse development.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of March 31, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite as a result of the spread of COVID-19 and the related economic shutdown. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2021 was 18.7 percent, compared to 22.8 percent for the same period in 2020. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the first three months of 2021 as tax-favored adjustments reduced income tax expense, while tax-favored adjustments increased the tax benefit recognized in the first quarter of 2020 as a result of pretax losses.

Income tax expense attributable to income from operations for the three-month periods ended March 31, 2021 and 2020 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31,
	2021		2020
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$18,865	21.0%	$(16,666)	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,924)	(2.1)%	(1,029)	1.3%
Tax exempt interest income	(319)	(0.4)%	(313)	0.4%
Dividends received deduction	(236)	(0.3)%	(271)	0.3%
Investment tax credit	(801)	(0.9)%	(1,321)	1.7%
ESOP dividends paid deduction	(130)	(0.1)%	(132)	0.2%
Nondeductible expenses	411	0.5%	203	(0.3)%
Other items, net	956	1.0%	1,432	(1.8)%
Total tax expense (benefit)	$16,822	18.7%	$(18,097)	22.8%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,667,865 awards under the 2015 LTIP, including 44,496 thus far in 2021.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $1.6 million and $1.3 million in the first three months of 2021 and 2020, respectively, and the total income tax benefit was $0.3 million and $0.2 million for each period, respectively. Total unrecognized compensation expense relating to outstanding and unvested awards was $5.4 million, which will be recognized over the weighted average vesting period of 2.56 years.

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

The following tables summarize option activity for the three-month period ended March 31, 2021:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2021	1,632,334	$70.67
Options granted	44,496	97.64
Options exercised	(121,645)	56.04
Options canceled/forfeited	(600)	93.24
Outstanding options at March 31, 2021	1,554,585	$72.57	5.17	$60,622
Exercisable options at March 31, 2021	563,215	$61.80	3.75	$28,029

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $6.9 million and $2.5 million during the first quarter of 2021 and 2020, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2021		2020
Weighted-average fair value of grants	$13.82		$14.48
Risk-free interest rates	0.27%		1.54%
Dividend yield	2.30%		2.69%
Expected volatility	22.67%		22.68%
Expected option life	4.96	years	4.99	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2021	47,658	$81.53
Reinvested	102	112.16
Forfeited	(51)	93.42
Nonvested at March 31, 2021	47,709	$81.58

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months
Revenues	Ended March 31,
(in thousands)	2021	2020
Casualty	$148,770	$143,420
Property	51,642	44,348
Surety	28,183	27,814
Net premiums earned	$228,595	$215,582
Net investment income	16,424	17,778
Net realized gains	14,150	15,152
Net unrealized gains (losses) on equity securities	28,162	(130,395)
Total consolidated revenue	$287,331	$118,117

Net Earnings
(in thousands)	2021	2020
Casualty	$24,867	$(1,323)
Property	(1,005)	9,908
Surety	6,055	8,654
Net underwriting income	$29,917	$17,239
Net investment income	16,424	17,778
Net realized gains	14,150	15,152
Net unrealized gains (losses) on equity securities	28,162	(130,395)
General corporate expense and interest on debt	(5,243)	(3,652)
Equity in earnings of unconsolidated investees	6,424	4,514
Earnings (loss) before income taxes	$89,834	$(79,364)
Income tax expense (benefit)	16,822	(18,097)
Net earnings (loss)	$73,012	$(61,267)

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2021	2020
Casualty
Commercial excess and personal umbrella	$51,554	$40,088
General liability	22,407	23,998
Professional services	21,728	20,695
Commercial transportation	16,830	21,185
Small commercial	15,722	15,633
Executive products	5,241	7,331
Other casualty	15,288	14,490
Total	$148,770	$143,420
Property
Marine	$22,958	$19,577
Commercial property	22,712	19,155
Specialty personal	5,034	5,000
Other property	938	616
Total	$51,642	$44,348
Surety
Commercial	$11,013	$10,938
Miscellaneous	10,635	10,516
Contract	6,535	6,360
Total	$28,183	$27,814
Grand Total	$228,595	$215,582

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2021 and 2020 are as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$1,351	$1,406
Variable lease cost	384	355
Sublease income	(123)	—
Total lease cost	$1,612	$1,761

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,488	$1,486

ROU assets obtained in exchange for new operating lease liabilities	$58	$15

Reduction to ROU assets resulting from reduction to lease liabilities	$59	$—

Other non-cash reductions to ROU assets	$—	$1,192

(in thousands)	March 31, 2021		December 31, 2020
Operating lease ROU assets	$14,952		$16,200
Operating lease liabilities	$17,676		$19,072
Weighted-average remaining lease term - operating leases	3.68	years	3.87	years
Weighted-average discount rate - operating leases	2.33%		2.32%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

(in thousands)	March 31, 2021
2021	$4,466
2022	5,941
2023	4,424
2024	2,334
2025	802
2026	242
Thereafter	321
Total future minimum lease payments	$18,530
Less imputed interest	(854)
Total operating lease liability	$17,676

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2020 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2020, we achieved our 25th consecutive year of underwriting profitability. Over the 25-year period, we averaged an 88.3 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2020 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2021	2020
Net earnings (loss)	$73,012	$(61,267)
Income tax expense (benefit)	16,822	(18,097)
Earnings (loss) before income taxes	$89,834	$(79,364)
Equity in earnings of unconsolidated investees	(6,424)	(4,514)
General corporate expenses	3,342	1,755
Interest expense on debt	1,901	1,897
Net unrealized (gains) losses on equity securities	(28,162)	130,395
Net realized gains	(14,150)	(15,152)
Net investment income	(16,424)	(17,778)
Net underwriting income	$29,917	$17,239

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2020 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

IMPACT OF COVID-19

As an employee-owned company, the health and well-being of our customers, partners and associates is our highest priority. While a large percentage of our associates are still working from home, our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers.

It is difficult to predict how and to what extent COVID-19, and its effects on the economy, will impact our revenues in the coming quarters. To date, the product line that has experienced the greatest impact has been public transportation. Many of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home orders. Transportation premium was down from pre-pandemic levels in the first quarter of 2021 and we expect transportation premium may be challenged until the use of public transportation increases, which may not be until after vaccines are more fully distributed or there is a significant reduction in cases. Additionally, slowdowns in the construction industry contributed to premium declines for our general liability, commercial umbrella and contract surety products. A number of our products support the construction industry, and revenues may continue to be impacted as long as this sector experiences disruption. However, our personal lines products, management liability products and property businesses have seen little to no impact on premium from the pandemic.

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of March 31, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

Investment yields decreased throughout 2020, which resulted in lower reinvestment rates and, in turn, lower investment income in the first quarter of 2021. Additionally, the fair value of the fixed income portfolio will decline as interest rates rise, as was observed with our $44.7 million of after-tax other comprehensive loss during the first quarter.

We produced solid operating results in the first quarter of 2021 and our financial position remains strong. We generated $60.3 million of net operating cash inflows and believe we have sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million.

Ultimately, the extent to which COVID-19 will impact our business will be influenced by how long it takes for the economy to recover. We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and uncertainty we are currently experiencing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated revenue for the first three months of 2021 increased $169.2 million from the first quarter of 2020. Net premiums earned for the Group increased 6 percent, driven by growth from our property and casualty segments, while performance in the equity portfolio varied significantly between the periods. Positive market performance resulted in $28.2 million of unrealized gains in our equity portfolio in 2021, while overall market declines resulted in $130.4 million of unrealized losses on equity securities in the first quarter of 2020. Investment income was down 8 percent compared to the prior year, as reinvestment rates declined during 2020. Realized gains during the first three months of 2021 were comprised of $13.1 million of realized gains on equity securities from rebalancing our portfolio, $1.2 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses. This compares to $15.2 million of realized gains on the equity portfolio, $2.3 million of realized gains on the fixed income portfolio and $2.3 million of other realized losses for the same period in 2020.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2021	2020
Net premiums earned	$228,595	$215,582
Net investment income	16,424	17,778
Net realized gains	14,150	15,152
Net unrealized gains (losses) on equity securities	28,162	(130,395)
Total consolidated revenue	$287,331	$118,117

Net earnings for the first three months of 2021 totaled $73.0 million, compared to $61.3 million of net loss for the same period in 2020. The increase in earnings for the first three months of 2021 was primarily attributed to $22.2 million of net after-tax unrealized gains on equity securities, compared to $103.0 million of after-tax unrealized losses in 2020. Underwriting results for 2021 were impacted by $16.0 million of pretax storm losses, compared to $0.5 million of pretax storm losses in the first quarter of 2020. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $37.1 million in the first three months of 2021, compared to $15.2 million in 2020. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $3.1 million in 2021, compared to $2.2 million in 2020. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $29.9 million on an 86.9 combined ratio for the three months of 2021, compared to $17.2 million on a 92.0 combined ratio in the same period of 2020. Both periods reflect favorable reserve development on prior accident years. The loss ratio decreased to 45.9 from 51.5, due to improvements in the current accident year loss ratio, a higher level of favorable development in 2021 and the $5.0 million of reserves added in 2020 related to COVID-19 investigative and claim defense costs. The Group’s expense ratio increased to 41.0 from 40.5, as 2021 experienced larger net earnings, which led to larger levels of bonus and profit-sharing expenses.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first quarter of 2021, $3.7 million of investee earnings were recorded for Maui Jim and $3.7 million of investee earnings were recorded for Prime. Comparatively, the first three months of 2020 reflected investee earnings of $2.6 million and $1.9 million from Maui Jim and Prime, respectively.

Comprehensive earnings totaled $28.3 million for the first three months of 2021, compared to $74.3 million of comprehensive loss for the first three months of 2020. Other comprehensive loss primarily included net after-tax unrealized losses from the fixed income portfolio. Other comprehensive loss of $44.7 million in the first quarter of 2021 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $13.0 million of other comprehensive loss was recognized in 2020 as widening credit spreads more than offset declines in interest rates.

Premiums

Gross premiums written for the Group increased $49.1 million for the first three months of 2021 when compared to the same period of 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Net premiums earned increased $13.0 million, also driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Casualty
Commercial excess and personal umbrella	$64,723	$55,590	16%	$51,554	$40,088	29%
General liability	23,209	24,691	(6)%	22,407	23,998	(7)%
Professional services	22,407	21,498	4%	21,728	20,695	5%
Commercial transportation	16,438	(3,777)	NM	16,830	21,185	(21)%
Small commercial	16,378	16,117	2%	15,722	15,633	1%
Executive products	22,770	20,947	9%	5,241	7,331	(29)%
Other casualty	22,971	24,170	(5)%	15,288	14,490	6%
Total	$188,896	$159,236	19%	$148,770	$143,420	4%
Property
Marine	$26,853	$21,111	27%	$22,958	$19,577	17%
Commercial property	40,136	29,779	35%	22,712	19,155	19%
Specialty personal	5,662	4,872	16%	5,034	5,000	1%
Other property	1,886	959	97%	938	616	52%
Total	$74,537	$56,721	31%	$51,642	$44,348	16%
Surety
Commercial	$13,301	$11,280	18%	$11,013	$10,938	1%
Miscellaneous	11,974	11,948	0%	10,635	10,516	1%
Contract	6,187	6,647	(7)%	6,535	6,360	3%
Total	$31,462	$29,875	5%	$28,183	$27,814	1%
Grand Total	$294,895	$245,832	20%	$228,595	$215,582	6%

NM = Not Meaningful

Casualty

Gross premiums written for the casualty segment were up $29.7 million in the first three months of 2021. Gross premiums from commercial excess and personal umbrella increased $9.1 million, due to an expanded distribution base in personal umbrella and rate increases. Rate increases led to a 9 percent increase in premiums for our executive products group.

Commercial transportation has been significantly affected by the stay-at-home orders associated with COVID-19. In the first quarter of 2020, we reversed $23.0 million of gross premium written, which resulted in negative premium for the quarter. While still down from pre-pandemic levels, premium increased to $16.4 million in 2021. Additionally, general liability premiums declined as a result of increased competition, as well as decreases in construction related activity and use-based exposures.

Property

Gross premiums written for the property segment were up $17.8 million in the first three months of 2021. Our commercial property business was up $10.4 million, as rates on wind-prone and earthquake exposures continued to increase. Rate increases and market disruption, which created new business opportunities, led to $5.7 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continues to gain scale.

Surety

The surety segment recorded gross premiums written of $31.5 million for the first three months of 2021, an increase of $1.6 million from the same period last year. Commercial surety has benefited from growth within existing accounts and writing bonds with new customers, while the economic slowdown and increased competition continued to create headwinds for contract surety.

Underwriting Income

	For the Three Months
	Ended March 31,
	2021	2020
Underwriting Income (Loss) (in thousands)
Casualty	$24,867	$(1,323)
Property	(1,005)	9,908
Surety	6,055	8,654
Total	$29,917	$17,239

Combined Ratio
Casualty	83.3	100.9
Property	101.9	77.7
Surety	78.5	68.9
Total	86.9	92.0

Casualty

The casualty segment recorded underwriting earnings of $24.9 million in the first three months of 2021, compared to $1.3 million of underwriting loss for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $28.3 million, primarily on accident years 2018 through 2020. Favorable development was widespread with notable amounts from general liability, transportation, professional services, small commercial and personal umbrella. Offsetting the favorable development in 2021, winter storm losses on casualty-oriented package policies that include property coverage resulted in $1.1 million of losses. In comparison, $6.4 million of reserves were released in the first quarter of 2020. Transportation, small commercial and general liability drove the favorable development.

The combined ratio for the casualty segment was 83.3 in 2021, compared to 100.9 in 2020. The segment’s loss ratio was 47.2 in 2021, down from 65.7 in 2020 as a result of improvements in the current accident year loss ratio, the increased level of favorable development and the addition of $3.0 million of reserves in 2020 related to COVID-19 investigative and defense costs. The expense ratio for the casualty segment was 36.1, up from 35.2 for the same period last year.

Property

The property segment recorded underwriting loss of $1.0 million for the first three months of 2021, compared to $9.9 million of underwriting income for the same period last year. Underwriting results for 2021 included $6.1 million of favorable development on prior years’ loss and catastrophe reserves across most products and $14.9 million of winter storm losses. Comparatively, the 2020 underwriting results included $4.8 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $0.5 million of storm losses and the addition of $2.0 million of reserves related to COVID-19 investigative and defense costs.

Underwriting results for the first three months of 2021 translated into a combined ratio of 101.9, compared to 77.7 for the same period last year. The segment’s loss ratio was 61.3 in 2021, up from 36.0 in 2020 due to higher levels of storm losses. The segment’s expense ratio decreased to 40.6 in 2021 from 41.7 in the prior year, as increased levels of earned premium allowed the segment to better leverage expenses.

Surety

The surety segment recorded underwriting income of $6.1 million for the first three months of 2021, compared to $8.7 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2021 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $2.8 million. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $4.0 million.

The combined ratio for the surety segment totaled 78.5 for the first three months of 2021, compared to 68.9 for the same period in 2020. The segment’s loss ratio was 10.7 in 2021, up from 2.8 in 2020 due to lower reserve releases and modestly higher current accident year losses. The expense ratio was 67.8, up from 66.1 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $16.4 million during the first three months of 2021, a decrease of 7.6 percent from that reported for the same period in 2020. The decrease in investment income was largely due to a decline in reinvestment rates during 2020.

Yields on our fixed income investments for the first three months of 2021 and 2020 were as follows:

	2021	2020
Pretax Yield
Taxable	2.87%	3.27%
Tax-Exempt	2.63%	2.77%
After-Tax Yield
Taxable	2.27%	2.58%
Tax-Exempt	2.49%	2.62%

The following table depicts the composition of our investment portfolio at March 31, 2021 as compared to December 31, 2020:

(in thousands)	March 31, 2021		December 31, 2020
Fixed income	$2,175,869	75.6%	$2,196,626	77.4%
Equity securities	555,209	19.3%	524,006	18.5%
Other invested assets	50,413	1.8%	54,232	1.9%
Cash	94,935	3.3%	62,217	2.2%
Total investments and cash	$2,876,426	100.0%	$2,837,081	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $20.8 million in the first three months of 2021. The decrease was due to the increase in interest rates during the first quarter, decreasing the fair value of securities in the fixed income portfolio. Average fixed income duration was 4.8 years at March 31, 2021, reflecting our current liability structure and sound capital position. The equity portfolio increased by $31.2 million during the first three months of 2021, reflecting strong market returns.

Income Taxes

Our effective tax rate for the first three months of 2021 was 18.7 percent, compared to 22.8 percent for the same period in 2020. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was lower for the first three months of 2021 as tax-favored adjustments reduced income tax expense, while tax-favored adjustments increased the tax benefit recognized in the first quarter of 2020 as a result of pretax losses.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2021 and 2020:

(in thousands)	2021	2020
Operating cash flows	$60,287	$(5,767)
Investing cash flows	(16,544)	10,048
Financing cash flows	(11,025)	(7,783)
Total	$32,718	$(3,502)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first three months of 2021 benefited from lower levels of loss and settlement expense payments and increase premium receipts relative to the first three months of 2020.

We have $149.5 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at March 31, 2021 was $164.4 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of March 31, 2021, we had cash and other investments maturing within one year of approximately $201.8 million and an additional $572.0 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the three-month period ended March 31, 2021, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2021, there were no outstanding borrowing amounts with the FHLBC.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2021 have increased $39.3 million from December 31, 2020. As of March 31, 2021, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$161,956	$170,422	$8,466	5.9%	AAA
U.S. agency	28,883	31,666	2,783	1.1%	AAA
Non-U.S. government & agency	8,296	8,555	259	0.3%	BBB+
Agency MBS	358,224	369,212	10,988	12.8%	AAA
ABS/CMBS/MBS**	215,177	218,232	3,055	7.6%	AA+
Corporate	796,042	833,203	37,161	29.0%	BBB+
Municipal	528,274	544,579	16,305	18.9%	AA
Total fixed income	$2,096,852	$2,175,869	$79,017	75.6%	AA-
Equity	298,926	555,209	256,283	19.3%
Other invested assets	48,451	50,413	1,962	1.8%
Cash	94,935	94,935	—	3.3%
Total portfolio	$2,539,164	$2,876,426	$337,262	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2021, our fixed income portfolio had the following rating distribution:

AAA	40.7%
AA	20.0%
A	21.8%
BBB	11.0%
BB	3.4%
B	2.8%
CCC	0.2%
NR	0.1%
Total	100.0%

As of March 31, 2021, the duration of the fixed income portfolio was 4.8 years. Our fixed income portfolio remained well diversified, with 1,435 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2021, we had $137.8 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2021, we had $80.4 million in commercial mortgage-backed securities and $369.2 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.6 percent of our investment portfolio at quarter end.

We had $833.2 million in corporate fixed income securities as of March 31, 2021, which includes $107.5 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 59 percent tax-exempt securities and 41 percent taxable securities. Approximately 87 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

The securities within the equity portfolio remain primarily invested in large-cap issues with a focus on dividend income and are a source of liquidity. In the equity portfolio, the strategy remains one of value investing, with security selection taking precedence over market timing.

As of March 31, 2021, our equity portfolio had a dividend yield of 2.0 percent, compared to 1.4 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 213 individual securities and three ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds. As of March 31, 2021, $10.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three-month period ended March 31, 2021, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2021, our capital structure consisted of $149.5 million in 10-year maturity senior notes maturing in 2023 (debt) and $1.2 billion of shareholders’ equity. Debt outstanding comprised 11.5 percent of total capital as of March 31, 2021. Interest and fees on debt obligations totaled $1.9 million during each of the first three months of 2021 and 2020. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the three-month periods ended March 31, 2021 and 2020.

We paid a regular quarterly cash dividend of $0.24 per share on March 19, 2021, the same amount as the prior quarter. We have increased dividends in each of the last 45 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2021, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $70.7 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2021, RLI Ins. paid $25.0 million in ordinary dividends to RLI Corp. In 2020, our principal insurance subsidiary paid ordinary dividends totaling $110.0 million. As of March 31, 2021, $11.8 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2020 Annual Report on Form 10-K. The COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings – There were no material changes to report.
Item 1A.	Risk Factors – There were no material changes to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2021. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 23, 2021