Form 10-Q
period 2021-06-30
RLI CORP
filed 2021-07-23
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2021, the number of shares outstanding of the registrant’s Common Stock was 45,225,943.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net premiums earned	$241,000	$208,734	$469,595	$424,316
Net investment income	16,661	16,917	33,085	34,695
Net realized gains (losses)	36,463	(2,109)	50,613	13,043
Net unrealized gains (losses) on equity securities	3,956	74,705	32,118	(55,690)
Consolidated revenue	$298,080	$298,247	$585,411	$416,364
Losses and settlement expenses	107,026	101,202	211,918	212,223
Policy acquisition costs	77,235	69,463	152,225	142,404
Insurance operating expenses	20,148	13,906	38,944	28,287
Interest expense on debt	1,904	1,903	3,805	3,800
General corporate expenses	3,686	1,994	7,028	3,749
Total expenses	$209,999	$188,468	$413,920	$390,463
Equity in earnings of unconsolidated investees	13,940	5,100	20,364	9,614
Earnings before income taxes	$102,021	$114,879	$191,855	$35,515
Income tax expense	20,206	22,713	37,028	4,616
Net earnings	$81,815	$92,166	$154,827	$30,899

Other comprehensive earnings (loss), net of tax	15,177	53,571	(29,570)	40,540
Comprehensive earnings	$96,992	$145,737	$125,257	$71,439

Basic net earnings per share	$1.81	$2.05	$3.43	$0.69
Diluted net earnings per share	$1.79	$2.04	$3.39	$0.68

Weighted average number of common shares outstanding:
Basic	45,226	44,951	45,202	44,936
Diluted	45,715	45,274	45,703	45,311

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,319,244	$2,196,626
(amortized cost of $2,219,502 and allowance for credit losses of $204 at 6/30/21)
(amortized cost of $2,061,467 and allowance for credit losses of $397 at 12/31/20)
Equity securities, at fair value (cost - $308,374 at 6/30/21 and $293,190 at 12/31/20)	566,870	524,006
Other invested assets	52,849	54,232
Cash	95,457	62,217
Total investments and cash	$3,034,420	$2,837,081
Accrued investment income	17,240	16,126
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,410 at 6/30/21 and $17,658 at 12/31/20	177,237	174,628
Ceded unearned premium	120,116	113,488
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,220 at 6/30/21 and $8,634 at 12/31/20	545,085	443,729
Deferred policy acquisition costs	99,898	88,425
Property and equipment, at cost, net of accumulated depreciation of $71,928 at 6/30/21 and $68,682 at 12/31/20	50,925	51,406
Investment in unconsolidated investees	148,561	128,382
Goodwill and intangibles	53,582	53,719
Other assets	33,566	31,501
TOTAL ASSETS	$4,280,630	$3,938,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$1,917,609	$1,750,049
Unearned premiums	640,895	586,386
Reinsurance balances payable	34,946	42,265
Funds held	89,474	81,747
Income taxes-deferred	82,110	80,235
Bonds payable, long-term debt	149,582	149,489
Accrued expenses	60,849	75,925
Other liabilities	63,362	36,411
TOTAL LIABILITIES	$3,038,827	$2,802,507

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 at 6/30/21 and 12/31/20)
(68,153,557 shares issued, 45,223,343 shares outstanding at 6/30/21)
(68,072,794 shares issued, 45,142,580 shares outstanding at 12/31/20)	$682	$681
Paid-in capital	338,099	335,365
Accumulated other comprehensive earnings	79,144	108,714
Retained earnings	1,216,877	1,084,217
Deferred compensation	8,251	8,292
Less: Treasury shares, at cost (22,930,214 shares at 6/30/21 and 12/31/20)	(401,250)	(401,291)
TOTAL SHAREHOLDERS’ EQUITY	$1,241,803	$1,135,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,280,630	$3,938,485

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)
Net earnings	—	92,166	—	—	—	92,166	—	—
Other comprehensive earnings (loss), net of tax	—	53,571	—	—	53,571	—	—	—
Deferred compensation	—	—	—	—	—	—	630	(630)
Share-based compensation	29,946	810	—	810	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,794)	—	—	—	(10,794)	—	—
Balance, June 30, 2020	44,952,602	$1,051,458	$679	$325,862	$93,035	$1,024,881	$7,600	$(400,599)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)
Net earnings	—	81,815	—	—	—	81,815	—	—
Other comprehensive earnings (loss), net of tax	—	15,177	—	—	15,177	—	—	—
Deferred compensation	—	—	—	—	—	—	325	(325)
Share-based compensation	19,905	1,343	1	1,342	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,318)	—	—	—	(11,318)	—	—
Balance, June 30, 2021	45,223,343	$1,241,803	$682	$338,099	$79,144	$1,216,877	$8,251	$(401,250)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$164,509	$83,773
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(376,690)	$(185,502)
Equity securities	(110,148)	(48,473)
Property and equipment	(3,188)	(3,413)
Other	(8,638)	(6,651)
Proceeds from sale of:
Fixed income securities, available-for-sale	31,808	40,333
Equity securities	152,170	52,533
Other	1,110	2,596
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	204,960	121,911
Net cash used in investing activities	$(108,616)	$(26,666)
Cash Flows from Financing Activities
Cash dividends paid	$(22,144)	$(21,119)
Proceeds from (payments related to) stock option exercises	(509)	2,606
Net cash used in financing activities	$(22,653)	$(18,513)
Net increase in cash	$33,240	$38,594
Cash at the beginning of the period	62,217	46,203
Cash at June 30	$95,457	$84,797

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2021 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2020 to conform to the classifications used in the current year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of June 30, 2021.

D. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review their annual financial statements and Securities and Exchange Commission (SEC) filings for those reinsurers that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of the existing allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of each of our reinsurance placements.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $9.2 million, respectively, at June 30, 2021. At December 31, 2020, the amounts were $15.9 million and $8.6 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first six months of 2021 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at June 30, 2021 and December 31, 2020 is detailed in the following table:

	June 30,	December 31,
(in thousands)	2021	2020
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $4,015 at 6/30/21 and $3,878 at 12/31/20	20	157
Total intangibles	$7,520	$7,657
Total goodwill and intangibles	$53,582	$53,719

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was less than $0.1 million for the second quarter of 2021 and $0.1 million for the six-month period ended June 30, 2021. Amortization of intangible assets was $0.1 million for the second quarter of 2020 and $0.2 million for the six-month period ended June 30, 2020.

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2021. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended June 30, 2021			Ended June 30, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$81,815	45,226	$1.81	$92,166	44,951	$2.05
Effect of Dilutive Securities
Stock options and restricted stock units	—	489		—	323
Diluted EPS
Earnings available to common shareholders	$81,815	45,715	$1.79	$92,166	45,274	$2.04
Anti-dilutive options excluded from diluted EPS		169			94

	For the Six Months			For the Six Months
	Ended June 30, 2021			Ended June 30, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common shareholders	$154,827	45,202	$3.43	$30,899	44,936	$0.69
Effect of Dilutive Securities
Stock options and restricted stock units	—	501		—	375
Diluted EPS
Earnings available to common shareholders	$154,827	45,703	$3.39	$30,899	45,311	$0.68
Anti-dilutive options excluded from diluted EPS		169			335

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $4.0 million and $14.2 million for the second quarter of 2021 and 2020, respectively. For the six-month period ended June 30, 2021, other comprehensive earnings is net of tax benefit of $7.9 million, compared to $10.8 million of net tax expense for the same period in 2020.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $29.6 million for the first six months of 2021, compared to $40.5 million of unrealized gains, net of tax, during the same period last year. The unrealized losses were attributable to increased interest rates in 2021, which decreased the fair value of securities held in the fixed income portfolio, while interest rate declines resulted in unrealized gains in 2020.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2021	2020	2021	2020
Beginning balance	$63,967	$39,464	$108,714	$52,473
Cumulative-effect adjustment of ASU 2016-13	—	—	—	22
Adjusted beginning balance	$63,967	$39,464	$108,714	$52,495
Other comprehensive earnings (loss) before reclassifications	15,601	53,733	(28,194)	41,853
Amounts reclassified from accumulated other comprehensive earnings	(424)	(162)	(1,376)	(1,313)
Net current-period other comprehensive earnings (loss)	$15,177	$53,571	$(29,570)	$40,540
Ending balance	$79,144	$93,035	$79,144	$93,035
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$321	$1,752

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings	2021	2020	2021	2020	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$366	$312	$1,549	$2,618	Net realized gains (losses)
	171	(107)	193	(956)	Credit losses presented within net realized gains
	$537	$205	$1,742	$1,662	Earnings before income taxes
	(113)	(43)	(366)	(349)	Income tax expense
	$424	$162	$1,376	$1,313	Net earnings

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

Common Stock: As of June 30, 2021, nearly all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source and are classified as Level 2.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

I. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic may continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of any public health outbreak could reduce demand for our insurance policies; result in increased level of losses, settlement expenses or other operating costs; reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2021 and 2020:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$31,928	$1,252	$(46)	$1,206
Equities	152,170	50,656	(1,784)	48,872
2020
Available-for-sale	$42,874	$3,495	$(1,162)	$2,333
Equities	52,533	19,569	(6,732)	12,837

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$204,960	$406	$(63)	$343
2020
Available-for-sale	$121,911	$294	$(9)	$285

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below:

	As of June 30, 2021
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$163,264	$—	$163,264
U.S. agency	—	31,931	—	31,931
Non-U.S. government & agency	—	8,629	—	8,629
Agency MBS	—	365,437	—	365,437
ABS/CMBS/MBS*	—	221,500	—	221,500
Corporate	—	900,886	27,248	928,134
Municipal	—	600,349	—	600,349
Total fixed income securities - available-for-sale	$—	$2,291,996	$27,248	$2,319,244
Equity securities	566,768	102	—	566,870
Other invested assets	—	—	—	—
Total	$566,768	$2,292,098	$27,248	$2,886,114

	As of December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$183,357	$—	$183,357
U.S. agency	—	32,872	—	32,872
Non-U.S. government & agency	—	10,965	—	10,965
Agency MBS	—	402,071	—	402,071
ABS/CMBS/MBS*	—	218,373	—	218,373
Corporate	—	798,794	17,798	816,592
Municipal	—	532,396	—	532,396
Total fixed income securities - available-for-sale	$—	$2,178,828	$17,798	$2,196,626
Equity securities	523,923	83	—	524,006
Other invested assets	6,068	—	—	6,068
Total	$529,991	$2,178,911	$17,798	$2,726,700

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2021	$17,798
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(26)
Net realized gains (losses)	(99)
Included in other comprehensive earnings (loss)	(70)
Total net realized and unrealized gains (losses)	$(195)
Purchases	9,645
Balance as of June 30, 2021	$27,248
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(99)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(70)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2021 were as follows:

	June 30, 2021
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$88,847	$89,750
Due after one year through five years	560,060	588,237
Due after five years through 10 years	562,132	597,118
Due after 10 years	435,468	457,202
ABS/CMBS/MBS*	572,995	586,937
Total available-for-sale	$2,219,502	$2,319,244

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at June 30, 2021 and December 31, 2020 are presented in the tables below. Amortized cost does not include the $16.0 million and $14.9 million of accrued interest receivable as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$154,539	$—	$9,498	$(773)	$163,264
U.S. agency	28,863	—	3,068		31,931
Non-U.S. government & agency	8,296	—	455	(122)	8,629
Agency MBS	354,748	—	13,132	(2,443)	365,437
ABS/CMBS/MBS*	218,247	—	3,837	(584)	221,500
Corporate	880,268	(204)	50,315	(2,245)	928,134
Municipal	574,541	—	27,413	(1,605)	600,349
Total Fixed Income	$2,219,502	$(204)	$107,718	$(7,772)	$2,319,244

	December 31, 2020
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$170,110	$—	$13,504	$(257)	$183,357
U.S. agency	28,902	—	3,970	—	32,872
Non-U.S. government & agency	10,298	—	667	—	10,965
Agency MBS	384,015	—	18,789	(733)	402,071
ABS/CMBS/MBS*	213,223	(17)	5,580	(413)	218,373
Corporate	753,404	(380)	64,501	(933)	816,592
Municipal	501,515	—	31,099	(218)	532,396
Total Fixed Income	$2,061,467	$(397)	$138,110	$(2,554)	$2,196,626

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost. As of June 30, 2021, the discounted cash flow analysis resulted in an allowance for credit losses on 13 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$375	$878	$397	$—
Adoption impact of ASU 2016-13	-	-		28
Increase to allowance from securities for which credit losses were not previously recorded	-	110	-	874
Reduction from securities sold during the period	-	(110)	-	(110)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(171)	107	(193)	193
Balance as of June 30,	$204	$985	$204	$985

As of June 30, 2021, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 260 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $7.8 million in associated unrealized losses represents 0.4 percent of the fixed income portfolio’s cost basis and 0.3 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first six months of 2021, as interest rates increased during the period. Of the total 260 securities, 39 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2021			December 31, 2020
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$5,165	$—	$5,165	$5,680	$—	$5,680
Amortized cost	5,938	—	5,938	5,937	—	5,937
Unrealized loss	$(773)	$—	$(773)	$(257)	$—	$(257)
Non-U.S. government
Fair value	$2,878	$—	$2,878	$—	$—	$—
Amortized cost	3,000	—	3,000	—	—	—
Unrealized Loss	$(122)	$—	$(122)	$—	$—	$—
Agency MBS
Fair value	$86,938	$21,686	$108,624	$43,999	$—	$43,999
Amortized cost	88,540	22,527	111,067	44,732	—	44,732
Unrealized loss	$(1,602)	$(841)	$(2,443)	$(733)	$—	$(733)
ABS/CMBS/MBS*
Fair value	$53,265	$2,392	$55,657	$32,771	$16,161	$48,932
Amortized cost	53,838	2,403	56,241	33,094	16,251	49,345
Unrealized loss	$(573)	$(11)	$(584)	$(323)	$(90)	$(413)
Corporate
Fair value	$134,859	$15,054	$149,913	$52,655	$6,235	$58,890
Amortized cost	137,006	15,152	152,158	53,440	6,383	59,823
Unrealized loss	$(2,147)	$(98)	$(2,245)	$(785)	$(148)	$(933)
Municipal
Fair value	$85,153	$1,964	$87,117	$25,676	$—	$25,676
Amortized cost	86,668	2,054	88,722	25,894	—	25,894
Unrealized loss	$(1,515)	$(90)	$(1,605)	$(218)	$—	$(218)
Total fixed income
Fair value	$368,258	$41,096	$409,354	$160,781	$22,396	$183,177
Amortized cost	374,990	42,136	417,126	163,097	22,634	185,731
Unrealized loss	$(6,732)	$(1,040)	$(7,772)	$(2,316)	$(238)	$(2,554)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2021 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$317,653	$311,305	$(6,348)	81.7%
2	BBB	Baa	52,271	51,646	(625)	8.0%
3	BB	Ba	21,538	21,322	(216)	2.8%
4	B	B	24,385	23,807	(578)	7.4%
5	CCC	Caa	1,279	1,274	(5)	0.1%
6	CC or lower	Ca or lower	-	-	-	0.0%
		Total	$417,126	$409,354	$(7,772)	100.0%

Net Unrealized Gains and Losses on Equity Securities

Net unrealized gains recognized on equity securities still held as of June 30, 2021 were $39.7 million during the second quarter, while net unrealized gains were $81.0 million during the first half of 2021. Comparatively, net unrealized gains recognized on equity securities still held as of June 30, 2020 were $72.4 million during the second quarter, while net unrealized losses were $42.9 million during the first half of 2020.

Other Invested Assets

We had $52.8 million of other invested assets at June 30, 2021, compared to $54.2 million at December 31, 2020. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $18.3 million at June 30, 2021, compared to $20.3 million at December 31, 2020 and recognized a total tax benefit of $0.9 million during the second quarters of 2021 and 2020. For each of the six-month periods ended June 30, 2021 and 2020, our LIHTC interests recognized a total benefit of $1.8 million. Our unfunded commitment for our LIHTC investments totaled $2.4 million at June 30, 2021 and will be paid out in installments through 2035.

As of June 30, 2021, $9.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six-month period ended June 30, 2021, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $31.1 million at June 30, 2021, compared to $32.1 million at December 31, 2020, and we had $9.3 million of associated unfunded commitments at June 30, 2021. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption. At December 31, 2020, we had a publicly traded common stock with short-term restrictions that limited our ability to sell the security without prior approval. During the first quarter of 2021, our investment in this security became unrestricted and the investment was included in our equity portfolio as of June 30, 2021.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $95.5 million at June 30, 2021, compared to $62.2 million at December 31, 2020.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2021 and 2020:

	For the Six Months
	Ended June 30,
(in thousands)	2021	2020
Unpaid losses and LAE at beginning of year
Gross	$1,750,049	$1,574,352
Ceded	(443,729)	(384,517)
Net	$1,306,320	$1,189,835

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$—	$(1,345)

Increase (decrease) in incurred losses and LAE
Current accident year	$279,380	$253,031
Prior accident years	(67,462)	(40,808)
Total incurred	$211,918	$212,223

Loss and LAE payments for claims incurred
Current accident year	$(28,991)	$(25,588)
Prior accident years	(116,723)	(148,885)
Total paid	$(145,714)	$(174,473)

Net unpaid losses and LAE at June 30	$1,372,524	$1,226,240

Unpaid losses and LAE at June 30
Gross	$1,917,609	$1,590,996
Ceded	(545,085)	(364,756)
Net	$1,372,524	$1,226,240

We adopted ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2020, which required financial assets, including reinsurance balances recoverable, to be presented at the net amount expected to be collected. We maintained an allowance for uncollectible reinsurance balances prior to the adoption of this update. However, in order to comply with the updated requirements, we released $1.3 million of the allowance on uncollectible reinsurance balances upon adoption. The implementation guidance required the cumulative-effect adjustment be made to the beginning balance of retained earnings, rather than through net earnings like historical changes have and ongoing modifications will continue to be recorded.

For the first six months of 2021, incurred losses and LAE included $67.5 million of favorable development on prior years’ loss reserves. General liability, transportation, professional services, small commercial, personal umbrella and marine were drivers of the favorable development. No products experienced significant adverse development.

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of June 30, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite as a result of the spread of COVID-19 and the related economic shutdown. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2021 was 19.8 percent and 19.3 percent, respectively, compared to 19.8 percent and 13.0 percent, respectively, for the same period in 2020. Effective rates are dependent upon components of pretax earnings and the related tax effects. Pretax income, tax-favored adjustments and the effective rate was similar for the second quarters of 2021 and 2020. For the six-month period end June 30, the effective tax rate was higher for 2021 as lower pretax income was experienced in 2020, which increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2021 and 2020 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$21,424	21.0%	$24,124	21.0%	$40,290	21.0%	$7,458	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(270)	(0.3)%	(265)	(0.2)%	(2,194)	(1.1)%	(1,293)	(3.6)%
Tax exempt interest income	(310)	(0.3)%	(323)	(0.3)%	(629)	(0.3)%	(636)	(1.8)%
Dividends received deduction	(248)	(0.2)%	(212)	(0.2)%	(484)	(0.3)%	(484)	(1.4)%
Investment tax credit	(801)	(0.8)%	(129)	(0.1)%	(1,603)	(0.8)%	(1,449)	(4.0)%
ESOP dividends paid deduction	(137)	(0.1)%	(137)	(0.1)%	(267)	(0.1)%	(269)	(0.8)%
Nondeductible expenses	826	0.8%	161	0.1%	1,237	0.6%	364	1.0%
Other items, net	(278)	(0.3)%	(506)	(0.4)%	678	0.3%	925	2.6%
Total tax expense	$20,206	19.8%	$22,713	19.8%	$37,028	19.3%	$4,616	13.0%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,853,420 awards under the 2015 LTIP, including 230,051 thus far in 2021.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $1.7 million and $3.2 million in the three and six-month periods ended June 30, 2021, respectively, compared to $0.7 million and $2.0 million, respectively, for the same periods in 2020. The total income tax benefit was $0.3 million and $0.5 million for the three and six-month periods ended June 30, 2021, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2020. Total unrecognized compensation expense relating to outstanding and unvested awards was $8.4 million, which will be recognized over the weighted average vesting period of 2.52 years.

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

The following tables summarize option activity for the six-month period ended June 30, 2021:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2021	1,632,334	$70.67
Options granted	213,271	109.81
Options exercised	(127,085)	55.77
Options canceled/forfeited	(600)	93.24
Outstanding options at June 30, 2021	1,717,920	$76.62	5.22	$49,473
Exercisable options at June 30, 2021	756,095	$63.07	3.73	$31,397

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $7.3 million and $3.2 million during the first six months of 2021 and 2020, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2021		2020
Weighted-average fair value of grants	$17.00		$14.48
Risk-free interest rates	0.69%		1.54%
Dividend yield	2.07%		2.69%
Expected volatility	22.73%		22.68%
Expected option life	4.97	years	4.99	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2.2 million and $1.5 million during 2021 and 2020, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2021	47,658	$81.53
Granted	16,780	113.02
Reinvested	212	106.60
Vested	(19,725)	72.53
Forfeited	(86)	101.41
Nonvested at June 30, 2021	44,839	$97.35

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Six Months
Revenues	Ended June 30,		Ended June 30,
(in thousands)	2021	2020	2021	2020
Casualty	$156,195	$135,215	$304,965	$278,635
Property	55,865	45,387	107,507	89,735
Surety	28,940	28,132	57,123	55,946
Net premiums earned	$241,000	$208,734	$469,595	$424,316
Net investment income	16,661	16,917	33,085	34,695
Net realized gains (losses)	36,463	(2,109)	50,613	13,043
Net unrealized gains (losses) on equity securities	3,956	74,705	32,118	(55,690)
Total consolidated revenue	$298,080	$298,247	$585,411	$416,364

Net Earnings
(in thousands)	2021	2020	2021	2020
Casualty	$26,438	$9,733	$51,305	$8,410
Property	8,879	6,167	7,874	16,075
Surety	1,274	8,263	7,329	16,917
Net underwriting income	$36,591	$24,163	$66,508	$41,402
Net investment income	16,661	16,917	33,085	34,695
Net realized gains (losses)	36,463	(2,109)	50,613	13,043
Net unrealized gains (losses) on equity securities	3,956	74,705	32,118	(55,690)
General corporate expense and interest on debt	(5,590)	(3,897)	(10,833)	(7,549)
Equity in earnings of unconsolidated investees	13,940	5,100	20,364	9,614
Earnings before income taxes	$102,021	$114,879	$191,855	$35,515
Income tax expense	20,206	22,713	37,028	4,616
Net earnings	$81,815	$92,166	$154,827	$30,899

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2021	2020	2021	2020
Casualty
Commercial excess and personal umbrella	$53,448	$42,321	$105,002	$82,409
General liability	22,053	22,651	44,460	46,649
Professional services	21,966	21,384	43,694	42,079
Commercial transportation	21,525	11,139	38,355	32,324
Small commercial	16,279	15,791	32,001	31,424
Executive products	5,083	6,975	10,324	14,306
Other casualty	15,841	14,954	31,129	29,444
Total	$156,195	$135,215	$304,965	$278,635
Property
Commercial property	$25,093	$19,048	$47,805	$38,203
Marine	24,363	20,712	47,321	40,289
Specialty personal	5,264	4,936	10,298	9,936
Other property	1,145	691	2,083	1,307
Total	$55,865	$45,387	$107,507	$89,735
Surety
Commercial	$11,040	$10,806	$22,053	$21,744
Miscellaneous	10,845	10,499	21,480	21,015
Contract	7,055	6,827	13,590	13,187
Total	$28,940	$28,132	$57,123	$55,946
Grand Total	$241,000	$208,734	$469,595	$424,316

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2021 and 2020 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,328	$1,370	$2,679	$2,776
Variable lease cost	357	320	741	675
Sublease income	(123)	(42)	(246)	(42)
Total lease cost	$1,562	$1,648	$3,174	$3,409

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,477	$1,503	$2,965	$2,990

ROU assets obtained in exchange for new operating lease liabilities	$206	$—	$265	$15

Reduction to ROU assets resulting from reduction to lease liabilities	$1,191	$—	$1,250	$—

Other non-cash reductions to ROU assets	$—	$—	$—	$1,192

(in thousands)	June 30, 2021		December 31, 2020
Operating lease ROU assets	$12,735		$16,200
Operating lease liabilities	$15,170		$19,072
Weighted-average remaining lease term - operating leases	3.57	years	3.87	years
Weighted-average discount rate - operating leases	2.35%		2.32%

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

(in thousands)	June 30, 2021
2021	$2,773
2022	5,101
2023	4,259
2024	2,389
2025	820
2026	242
Thereafter	323
Total future minimum lease payments	$15,907
Less imputed interest	(737)
Total operating lease liability	$15,170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2020, and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The insurance marketplace is competitive across all of our segments. However, we believe that our business model is built to create underwriting income by focusing on sound risk selection and discipline. Our primary focus will continue to be on underwriting profitability, with a secondary focus on premium growth where we believe underwriting profit exists, as opposed to general premium growth or market share measurements.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2021	2020	2021	2020
Net earnings	$81,815	$92,166	$154,827	$30,899
Income tax expense	20,206	22,713	37,028	4,616
Earnings before income taxes	$102,021	$114,879	$191,855	$35,515
Equity in earnings of unconsolidated investees	(13,940)	(5,100)	(20,364)	(9,614)
General corporate expenses	3,686	1,994	7,028	3,749
Interest expense on debt	1,904	1,903	3,805	3,800
Net unrealized (gains) losses on equity securities	(3,956)	(74,705)	(32,118)	55,690
Net realized (gains) losses	(36,463)	2,109	(50,613)	(13,043)
Net investment income	(16,661)	(16,917)	(33,085)	(34,695)
Net underwriting income	$36,591	$24,163	$66,508	$41,402

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers throughout the COVID-19 pandemic. While we have recently welcomed many of our team members back to our offices, a number of our associates are still working from home.

It is difficult to predict how and to what extent COVID-19, and its effects on the economy, will impact our revenues in the coming quarters. To date, the product line that has experienced the greatest impact has been public transportation. Many of our passenger transportation customers have been unable to effectively operate under social-distancing protocols and stay-at-home orders. Although transportation premium is up from pre-pandemic levels in the first half of 2021 in total, public transportation continues to be down and may be challenged until the use of public transportation increases. Additionally, a number of our products support the construction industry, and revenues may be impacted if disruption in this section does not continue to ease.

The loss exposure arising out of the spread of COVID-19 and the resulting shutdown will take time to resolve. We do not offer event cancellation, travel, trade credit or pandemic-related coverages, which would be more directly impacted by the COVID-19 pandemic. The derivative implications that COVID-19 had on the economy may have negative implications on products that are correlated with the credit cycle, including, but not limited to, some of our surety and executive products offerings. Additionally, the professional services and executive product groups may be affected by claims made against companies who are reopening or returning to work.

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of June 30, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues, including the postponement of civil court cases, the extension of various statutes of limitations, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes of business. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

Investment yields decreased throughout 2020, which resulted in lower reinvestment rates and, in turn, lower investment income in the first half of 2021. Additionally, the fair value of the fixed income portfolio will decline as interest rates rise, as we observed with our $29.6 million of after-tax other comprehensive loss during the first half of 2021.

We produced solid operating results in the first six months of 2021 and our financial position remains strong. We generated $164.5 million of net operating cash inflows and believe we have sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million.

Ultimately, the extent to which COVID-19 will impact our business will be influenced by how long it takes for the economy to recover. We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and uncertainty we continue to experience.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Consolidated revenue for the first half of 2021 increased $169.0 million from the first half of 2020. Net premiums earned for the Group increased 11 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio varied significantly between the periods. Positive market performance resulted in $32.1 million of unrealized gains in our equity portfolio in 2021, while overall market declines resulted in $55.7 million of unrealized losses on equity securities in the first half of 2020. Investment income was down 5 percent compared to the prior year, as reinvestment rates declined during the first half of 2021. Realized gains during the first six months of 2021 were comprised of $48.9 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1.5 million of realized gains on the fixed income portfolio and $0.2 million of other realized losses. This compares to $12.8 million of realized gains on the equity portfolio, $2.6 million of realized gains on the fixed income portfolio and $2.4 million of other realized losses for the same period in 2020.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2021	2020
Net premiums earned	$469,595	$424,316
Net investment income	33,085	34,695
Net realized gains (losses)	50,613	13,043
Net unrealized gains (losses) on equity securities	32,118	(55,690)
Total consolidated revenue	$585,411	$416,364

Net earnings for the first six months of 2021 totaled $154.8 million, compared to $30.9 million for the same period in 2020. The increase in earnings was primarily attributed to $25.4 million of net after-tax unrealized gains on equity securities, compared to $44.0 million of after-tax unrealized losses in 2020. Underwriting results for 2021 were impacted by $24.0 million of pretax storm losses, compared to $6.5 million of pretax losses from storms and civil unrest in the first half of 2020. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $69.5 million in the first six months of 2021, compared to $40.8 million in 2020. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $6.8 million in 2021, compared to $5.1 million in 2020. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominantly influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $66.5 million on an 85.8 combined ratio for the first half of 2021, compared to $41.4 million on a 90.2 combined ratio in the same period of 2020. The loss ratio decreased to 45.1 from 50.0, due to improvements in the current accident year loss ratio, a higher level of favorable development in 2021 and the $10.8 million of reserves added in 2020 related to COVID-19 loss and defense costs. The Group’s expense ratio increased to 40.7 from 40.2, as improved bonus and profit-sharing metrics led to larger levels of expense.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first half of 2021, $14.3 million of investee earnings were recorded for Maui Jim and $7.3 million of investee earnings were recorded for Prime. Comparatively, the first six months of 2020 reflected investee earnings of $5.2 million and $4.4 million from Maui Jim and Prime, respectively. Earnings from Maui Jim increased as sales improved with the recovery of the traditional retail sector.

Comprehensive earnings totaled $125.3 million for the first six months of 2021, compared to $71.4 million for the first six months of 2020. Other comprehensive earnings primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $29.6 million in the first six months of 2021 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $40.5 million of other comprehensive gain was recognized in 2020 as interest rates declined.

Premiums

Gross premiums written for the Group increased $120.9 million for the first six months of 2021 when compared to the same period of 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Net premiums earned increased $45.3 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Casualty
Commercial excess and personal umbrella	$139,232	$115,533	21%	$105,002	$82,409	27%
General liability	52,304	51,357	2%	44,460	46,649	(5)%
Professional services	48,528	45,967	6%	43,694	42,079	4%
Commercial transportation	50,302	15,097	233%	38,355	32,324	19%
Small commercial	35,211	33,257	6%	32,001	31,424	2%
Executive products	56,905	47,959	19%	10,324	14,306	(28)%
Other casualty	42,743	40,113	7%	31,129	29,444	6%
Total	$425,225	$349,283	22%	$304,965	$278,635	9%
Property
Commercial property	$94,782	$67,090	41%	$47,805	$38,203	25%
Marine	56,132	46,925	20%	47,321	40,289	17%
Specialty personal	11,680	10,177	15%	10,298	9,936	4%
Other property	3,854	1,815	112%	2,083	1,307	59%
Total	$166,448	$126,007	32%	$107,507	$89,735	20%
Surety
Commercial	$23,383	$20,902	12%	$22,053	$21,744	1%
Miscellaneous	23,967	22,260	8%	21,480	21,015	2%
Contract	14,856	14,533	2%	13,590	13,187	3%
Total	$62,206	$57,695	8%	$57,123	$55,946	2%
Grand Total	$653,879	$532,985	23%	$469,595	$424,316	11%

Casualty

Gross premiums written for the casualty segment were up $75.9 million in the first six months of 2021. Gross premiums from commercial excess and personal umbrella increased $23.7 million, due to an expanded distribution base in personal umbrella and rate increases. Rate increases also led to a 19 percent increase in premiums for our executive products group.

Commercial transportation was meaningfully affected by the stay-at-home orders associated with COVID-19, particularly in our public transportation line, which resulted in a significant decrease in premium in 2020. While transportation premiums were up $35.2 million in 2021, when compared to 2020, and were up from pre-pandemic levels in total, the public transportation line continues to be challenged.

Property

Gross premiums written for the property segment were up $40.4 million in the first six months of 2021. Our commercial property business was up $27.7 million, as rates on wind-prone and earthquake exposures continued to increase. Rate increases and improved retention, led to $9.2 million of growth for our marine product. Other property premium increased as a result of property-exposed General Binding Authority (GBA) business that continues to gain scale.

Surety

Gross premiums written for the surety segment were up $4.5 million for the first six months of 2021. Commercial surety has benefited from growth within existing accounts and writing bonds with new customers, while market disruption led to increased premium for miscellaneous surety.

Underwriting Income

	For the Six Months
	Ended June 30,
	2021	2020
Underwriting Income (in thousands)
Casualty	$51,305	$8,410
Property	7,874	16,075
Surety	7,329	16,917
Total	$66,508	$41,402

Combined Ratio
Casualty	83.2	97.0
Property	92.7	82.1
Surety	87.2	69.8
Total	85.8	90.2

Casualty

The casualty segment recorded underwriting earnings of $51.3 million in the first six months of 2021, compared to $8.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $57.7 million, primarily on accident years 2017 through 2020. Favorable development was widespread, with notable amounts from general liability, transportation, professional services, small commercial and personal umbrella. Offsetting the favorable development in 2021, storm losses on casualty-oriented package policies that include property coverage resulted in $2.4 million of losses. In comparison, $27.5 million of reserves were released in the first half of 2020. Transportation, general liability, executive products and small commercial were drivers of the favorable development.

The combined ratio for the casualty segment was 83.2 in 2021, compared to 97.0 in 2020. The segment’s loss ratio was 47.4 in 2021, down from 61.7 in 2020 as a result of the increased level of favorable development and the addition of $7.7 million of reserves in 2020 related to COVID-19 loss and defense costs. The expense ratio for the casualty segment was 35.8, up from 35.3 for the same period last year.

Property

The property segment recorded underwriting earnings of $7.9 million for the first six months of 2021, compared to $16.1 million for the same period last year. Underwriting results for 2021 included $11.7 million of favorable development on prior years’ loss and catastrophe reserves across all products and $21.6 million of storm losses. Comparatively, the 2020 underwriting results included $5.5 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.3 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs.

Underwriting results for the first six months of 2021 translated into a combined ratio of 92.7, compared to 82.1 for the same period last year. The segment’s loss ratio was 52.0 in 2021, up from 41.8 in 2020, due to higher levels of storm losses. The segment’s expense ratio increased to 40.7 in 2021 from 40.3 in the prior year.

Surety

The surety segment recorded underwriting income of $7.3 million for the first six months of 2021, compared to $16.9 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2021 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $0.1 million. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $7.8 million, and offset $1.1 million in reserves established for COVID-19 related losses.

The combined ratio for the surety segment totaled 87.2 for the first six months of 2021, compared to 69.8 for the same period in 2020. The segment’s loss ratio was 19.8 in 2021, up from 5.0 in 2020 due to lower reserve releases and modestly higher current accident year losses. The expense ratio was 67.4, up from 64.8 in the prior year, as an increased level of bonus and profit-sharing expenses were incurred, which were influenced by overall corporate performance.

Investment Income

Our investment portfolio generated net investment income of $33.1 million during the first six months of 2021, a decrease of 4.6 percent from that reported for the same period in 2020. The decrease in investment income was largely due to the decline in reinvestment rates during 2020.

Yields on our fixed income investments for the first half of 2021 and 2020 were as follows:

	2021	2020
Pretax Yield
Taxable	2.81%	3.22%
Tax-Exempt	2.63%	2.75%
After-Tax Yield
Taxable	2.22%	2.54%
Tax-Exempt	2.49%	2.61%

The following table depicts the composition of our investment portfolio at June 30, 2021 as compared to December 31, 2020:

(in thousands)	June 30, 2021		December 31, 2020
Fixed income	$2,319,244	76.5%	$2,196,626	77.4%
Equity securities	566,870	18.7%	524,006	18.5%
Other invested assets	52,849	1.7%	54,232	1.9%
Cash	95,457	3.1%	62,217	2.2%
Total investments and cash	$3,034,420	100.0%	$2,837,081	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $122.6 million in the first six months of 2021. The increase was due to the majority of operating cash flows being allocated to the fixed income portfolio. Average fixed income duration was 4.9 years at June 30, 2021, reflecting our current liability structure and sound capital position. The equity portfolio increased by $42.9 million during the first six months of 2021, reflecting strong market returns.

Income Taxes

Our effective tax rate for the first six months of 2021 was 19.3 percent, compared to 13.0 percent for the same period in 2020. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the first six months of 2021, as lower pretax income was experienced in 2020, which increased the percentage impact of tax-favored adjustments.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated revenue for the second quarter of 2021 decreased $0.2 million from the second quarter of 2020. Net premiums earned for the Group increased 15 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio varied significantly between the periods. Positive market performance resulted in $4.0 million of unrealized gains in our equity portfolio in 2021, compared to $74.7 million of unrealized gains on equity securities in the second quarter of 2020, as the market recovered from pandemic lows. Investment income was down 2 percent compared to the prior year, as reinvestment rates declined during 2020. Realized gains during the second quarter of 2021 were comprised of $35.8 million of realized gains on equity securities, due primarily to rebalancing within our equity strategies, $0.4 million of realized gains on the fixed income portfolio and $0.3 million of other realized gains. This compares to $2.3 million of realized losses on the equity portfolio, $0.3 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses for the same period in 2020.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2021	2020
Net premiums earned	$241,000	$208,734
Net investment income	16,661	16,917
Net realized gains (losses)	36,463	(2,109)
Net unrealized gains (losses) on equity securities	3,956	74,705
Total consolidated revenue	$298,080	$298,247

Net earnings for the second quarter of 2021 totaled $81.8 million, compared to $92.2 million of net earnings for the same period in 2020. The decrease in earnings was primarily attributed to $3.1 million of net after-tax unrealized gains on equity securities in 2021, compared to $59.0 million in 2020. Underwriting results for 2021 were impacted by $8.0 million of pretax storm losses, compared to $6.0 million of pretax storm and civil unrest losses in the second quarter of 2020. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $32.4 million in the second quarter of 2021, compared to $25.6 million in 2020. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $3.7 million in 2021, compared to $2.9 million in 2020. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $36.6 million on an 84.8 combined ratio for the second quarter of 2021, compared to $24.2 million on an 88.4 combined ratio in the same period of 2020. The loss ratio decreased to 44.4 from 48.5, due to improvements in the current accident year loss ratio, a higher level of favorable development in 2021 and the $5.8 million of reserves added in 2020 related to COVID-19 loss and defense costs. The Group’s expense ratio increased to 40.4 from 39.9, as improved bonus and profit-sharing metrics led to larger levels of expense.

In the second quarter of 2021, $10.6 million of investee earnings were recorded for Maui Jim and $3.6 million of investee earnings were recorded for Prime. Comparatively, the second of 2020 reflected investee earnings of $2.6 million and $2.5 million from Maui Jim and Prime, respectively. Earnings from Maui Jim increased as sales improved with the recovery of the traditional retail sector.

Comprehensive earnings totaled $97.0 million for the second quarter of 2021, compared to $145.7 million for the second quarter of 2020. Other comprehensive earnings primarily included net after-tax unrealized gains from the fixed income portfolio. Other comprehensive gain of $15.2 million in the second quarter of 2021 was attributable to a slight decline in interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $53.6 million of other comprehensive gain was recognized in 2020 due to declines in interest rates.

Premiums

Gross premiums written for the Group increased $71.8 million for the second quarter of 2021 when compared to the same period of 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Net premiums earned increased $32.3 million, also driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Casualty
Commercial excess and personal umbrella	$74,509	$59,943	24%	$53,448	$42,321	26%
General liability	29,095	26,666	9%	22,053	22,651	(3)%
Professional services	26,121	24,469	7%	21,966	21,384	3%
Commercial transportation	33,864	18,874	79%	21,525	11,139	93%
Small commercial	18,833	17,140	10%	16,279	15,791	3%
Executive products	34,135	27,012	26%	5,083	6,975	(27)%
Other casualty	19,772	15,943	24%	15,841	14,954	6%
Total	$236,329	$190,047	24%	$156,195	$135,215	16%
Property
Commercial property	$54,646	$37,311	46%	$25,093	$19,048	32%
Marine	29,279	25,814	13%	24,363	20,712	18%
Specialty personal	6,018	5,305	13%	5,264	4,936	7%
Other property	1,968	856	130%	1,145	691	66%
Total	$91,911	$69,286	33%	$55,865	$45,387	23%
Surety
Commercial	$10,082	$9,622	5%	$11,040	$10,806	2%
Miscellaneous	11,993	10,312	16%	10,845	10,499	3%
Contract	8,669	7,886	10%	7,055	6,827	3%
Total	$30,744	$27,820	11%	$28,940	$28,132	3%
Grand Total	$358,984	$287,153	25%	$241,000	$208,734	15%

Casualty

Gross premiums written for the casualty segment were up $46.3 million in the second quarter of 2021. Gross premiums from commercial excess and personal umbrella increased $14.6 million, due to an expanded distribution base in personal umbrella and rate increases. Rate increases led to a 26 percent increase in premiums for our executive products group. Other casualty premium increased as a result of our GBA business that continues to gain scale and growth in the amount of business written by Prime, with whom we maintain a quota share reinsurance treaty.

Commercial transportation was meaningfully affected by the stay-at-home orders associated with COVID-19, particularly in the public transportation line, which resulted in a significant decrease in premium in 2020. While transportation premiums were up $15.0 million in 2021, when compared to 2020, and were up from pre-pandemic levels in total, the public transportation line continues to be challenged.

Property

Gross premiums written for the property segment were up $22.6 million in the second quarter of 2021. Our commercial property business was up $17.3 million, as rates on wind-prone and earthquake exposures continued to increase and the marketplace provided an opportunity to increase market share. Rate increases and improved retention led to $3.5 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continues to gain scale.

Surety

Gross premiums written for the surety segment were up $2.9 million in the second quarter of 2021. The increase in miscellaneous surety premium is attributable to growth in existing programs and new opportunities from market disruption. Contract surety benefited from improving conditions, while the expansion of existing accounts and writing bonds with new customers resulted in increased premium for commercial surety.

Underwriting Income

	For the Three Months
	Ended June 30,
	2021	2020
Underwriting Income (in thousands)
Casualty	$26,438	$9,733
Property	8,879	6,167
Surety	1,274	8,263
Total	$36,591	$24,163

Combined Ratio
Casualty	83.1	92.8
Property	84.1	86.4
Surety	95.6	70.6
Total	84.8	88.4

Casualty

The casualty segment recorded underwriting earnings of $26.4 million in the second quarter of 2021, compared to $9.7 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $29.5 million, primarily on accident years 2016 through 2020. Favorable development was widespread, with notable amounts from general liability, transportation, commercial excess and professional services. Offsetting the favorable development in 2021, storm losses on casualty-oriented package policies that include property coverage resulted in $1.3 million of losses. In comparison, $21.1 million of reserves were released in the second quarter of 2020. Transportation, executive products, general liability and professional services were drivers of the favorable development.

The combined ratio for the casualty segment was 83.1 in 2021, compared to 92.8 in 2020. The segment’s loss ratio was 47.6 in 2021, down from 57.4 in 2020 as a result of the increased level of favorable development, and the addition of $4.7 million of reserves in 2020 related to COVID-19 loss and defense costs. The expense ratio for the casualty segment was 35.5, up from 35.4 for the same period last year.

Property

The property segment recorded underwriting earnings of $8.9 million for the second quarter of 2021, compared to $6.2 million of underwriting income for the same period last year. Underwriting results for 2021 included $5.7 million of favorable development on prior years’ loss and catastrophe reserves across all products and $6.7 million of storm losses. Comparatively, the 2020 underwriting results included $0.7 million of favorable development on prior years’ loss and catastrophe reserves and $4.8 million of storm and civil unrest losses.

Underwriting results for the second quarter of 2021 translated into a combined ratio of 84.1, compared to 86.4 for the same period last year. The segment’s loss ratio was 43.5 in 2021, down from 47.5 in 2020 due to higher reserve releases. The segment’s expense ratio increased to 40.6 in 2021 from 38.9 in the prior year, as higher levels of bonus and profit-sharing expenses were incurred.

Surety

The surety segment recorded underwriting income of $1.3 million for the second quarter of 2021, compared to $8.3 million for the same period last year. Both periods reflected positive current accident year underwriting performance. Results for 2021 included $2.7 million of unfavorable development on prior accident years’ reserves. A number of bankruptcy filings in the energy sector of our commercial surety business led to the strengthening of our incurred but not reported reserves on the 2020 accident year. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $3.8 million, and the addition of $1.1 million of reserves for COVID-19 related losses.

The combined ratio for the surety segment totaled 95.6 for the second quarter of 2021, compared to 70.6 for the same period in 2020. The segment’s loss ratio was 28.7 in 2021, up from 7.1 in 2020, due to lower reserve releases and modestly higher current accident year losses. The expense ratio was 66.9, up from 63.5 in the prior year, as higher levels of bonus and profit-sharing expenses were incurred.

Investment Income

Our investment portfolio generated net investment income of $16.7 million during the second quarter of 2021, a decrease of 1.5 percent from that reported for the same period in 2020. The decrease in investment income was largely due to a decline in reinvestment rates during 2020.

Yields on our fixed income investments for the second quarter of 2021 and 2020 were as follows:

	Q2 2021	Q2 2020
Pretax Yield
Taxable	2.73%	3.17%
Tax-Exempt	2.63%	2.70%
After-Tax Yield
Taxable	2.16%	2.50%
Tax-Exempt	2.49%	2.56%

Income Taxes

Our effective tax rate for the second quarters of 2021 and 2020 was 19.8 percent. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. Similar levels of pretax income and tax-favored adjustments led to the same effective tax rate.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2021 and 2020:

(in thousands)	2021	2020
Operating cash flows	$164,509	$83,773
Investing cash flows	(108,616)	(26,666)
Financing cash flows	(22,653)	(18,513)
Total	$33,240	$38,594

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first six months of 2021 benefited from increased premium receipts and lower levels of loss and settlement expense payments relative to the first six months of 2020.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at June 30, 2021 was $162.5 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of June 30, 2021, we had cash and other investments maturing within one year of approximately $185.2 million and an additional $606.7 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the six-month period ended June 30, 2021, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2021, there were no outstanding borrowing amounts with the FHLBC.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2021 have increased $197.3 million from December 31, 2020. As of June 30, 2021, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$154,539	$163,264	$8,725	5.4%	AAA
U.S. agency	28,863	31,931	3,068	1.1%	AAA
Non-U.S. government & agency	8,296	8,629	333	0.3%	BBB+
Agency MBS	354,748	365,437	10,689	12.0%	AAA
ABS/CMBS/MBS**	218,247	221,500	3,253	7.3%	AA+
Corporate	880,268	928,134	47,866	30.6%	BBB+
Municipal	574,541	600,349	25,808	19.8%	AA
Total fixed income	$2,219,502	$2,319,244	$99,742	76.5%	AA-
Equity	308,374	566,870	258,496	18.7%
Other invested assets	49,145	52,849	3,704	1.7%
Cash	95,457	95,457	—	3.1%
Total portfolio	$2,672,478	$3,034,420	$361,942	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2021, our fixed income portfolio had the following rating distribution:

AAA	38.3%
AA	21.0%
A	21.2%
BBB	13.4%
BB	3.2%
B	2.7%
CCC	0.1%
NR	0.1%
Total	100.0%

As of June 30, 2021, the duration of the fixed income portfolio was 4.9 years. Our fixed income portfolio remained well diversified, with 1,504 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2021, we had $128.3 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2021, we had $93.2 million in commercial mortgage-backed securities and $365.4 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.3 percent of our investment portfolio at quarter end.

We had $928.1 million in corporate fixed income securities as of June 30, 2021, which includes $108.9 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 52 percent tax-exempt securities and 48 percent taxable securities. Approximately 89 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

The securities within the actively managed portion of the equity portfolio remain primarily invested in large-cap issues, with a focus on dividend income, and are a source of liquidity. This strategy remains one of value investing, with security selection taking precedence over market timing.

As of June 30, 2021, our equity portfolio had a dividend yield of 1.8 percent, compared to 1.3 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 82 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds. As of June 30, 2021, $9.6 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six-month period ended June 30, 2021, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2021, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $1.2 billion of shareholders’ equity. Debt outstanding comprised 10.8 percent of total capital as of June 30, 2021. Interest and fees on debt obligations totaled $3.8 million during each of the first six months of 2021 and 2020. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the six-month periods ended June 30, 2021 and 2020.

We paid a regular quarterly cash dividend of $0.25 per share on June 18, 2021, an increase of $0.01 from the prior quarter. We have increased dividends in each of the last 46 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2021, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $83.2 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2021, RLI Ins. paid $47.0 million in ordinary dividends to RLI Corp. In 2020, our principal insurance subsidiary paid ordinary dividends totaling $110.0 million. As of June 30, 2021, $0.3 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 80 percent rated A or better by at least two nationally recognized rating organizations.

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

Date: July 23, 2021