Form 10-Q
period 2021-09-30
RLI CORP
filed 2021-10-22
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 14, 2021, the number of shares outstanding of the registrant’s Common Stock was 45,244,505.

		Page

Part I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II - Other Information		37

Item 1.	Legal Proceedings	37

Item 1a.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net premiums earned	$253,389	$216,630	$722,984	$640,946
Net investment income	17,844	16,543	50,929	51,238
Net realized gains	1,829	1,512	52,442	14,555
Net unrealized gains (losses) on equity securities	(2,592)	28,126	29,526	(27,564)
Consolidated revenue	$270,470	$262,811	$855,881	$679,175
Losses and settlement expenses	143,656	127,596	355,574	339,819
Policy acquisition costs	80,449	71,032	232,674	213,436
Insurance operating expenses	15,560	16,850	54,504	45,137
Interest expense on debt	1,906	1,901	5,711	5,701
General corporate expenses	2,505	2,668	9,533	6,417
Total expenses	$244,076	$220,047	$657,996	$610,510
Equity in earnings of unconsolidated investees	9,043	8,745	29,407	18,359
Earnings before income taxes	$35,437	$51,509	$227,292	$87,024
Income tax expense	6,194	9,122	43,222	13,738
Net earnings	$29,243	$42,387	$184,070	$73,286

Other comprehensive earnings (loss), net of tax	(12,240)	9,550	(41,810)	50,090
Comprehensive earnings	$17,003	$51,937	$142,260	$123,376

Basic net earnings per share	$0.65	$0.94	$4.07	$1.63
Diluted net earnings per share	$0.64	$0.93	$4.03	$1.62

Weighted average number of common shares outstanding:
Basic	45,243	45,014	45,216	44,962
Diluted	45,689	45,426	45,714	45,339

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,394,669	$2,196,626
(amortized cost of $2,310,314 and allowance for credit losses of $226 at 9/30/21)
(amortized cost of $2,061,467 and allowance for credit losses of $397 at 12/31/20)
Equity securities, at fair value (cost - $311,392 at 9/30/21 and $293,190 at 12/31/20)	565,238	524,006
Other invested assets	52,480	54,232
Cash	89,618	62,217
Total investments and cash	$3,102,005	$2,837,081
Accrued investment income	17,143	16,126
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,860 at 9/30/21 and $17,658 at 12/31/20	177,162	174,628
Ceded unearned premium	127,765	113,488
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,067 at 9/30/21 and $8,634 at 12/31/20	602,154	443,729
Deferred policy acquisition costs	104,309	88,425
Property and equipment, at cost, net of accumulated depreciation of $73,746 at 9/30/21 and $68,682 at 12/31/20	50,860	51,406
Investment in unconsolidated investees	158,721	128,382
Goodwill and intangibles	53,562	53,719
Other assets	38,985	31,501
TOTAL ASSETS	$4,432,666	$3,938,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,033,517	$1,750,049
Unearned premiums	673,809	586,386
Reinsurance balances payable	38,093	42,265
Funds held	89,288	81,747
Income taxes-deferred	78,308	80,235
Bonds payable, long-term debt	149,629	149,489
Accrued expenses	74,155	75,925
Other liabilities	45,611	36,411
TOTAL LIABILITIES	$3,182,410	$2,802,507

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000 at 9/30/21 and 12/31/20)
(68,174,719 shares issued, 45,244,505 shares outstanding at 9/30/21)
(68,072,794 shares issued, 45,142,580 shares outstanding at 12/31/20)	$682	$681
Paid-in capital	340,868	335,365
Accumulated other comprehensive earnings	66,904	108,714
Retained earnings	1,234,801	1,084,217
Deferred compensation	8,330	8,292
Less: Treasury shares, at cost (22,930,214 shares at 9/30/21 and 12/31/20)	(401,329)	(401,291)
TOTAL SHAREHOLDERS’ EQUITY	$1,250,256	$1,135,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,432,666	$3,938,485

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings	—	(61,267)	—	—	—	(61,267)	—	—
Other comprehensive earnings (loss), net of tax	—	(13,031)	—	—	(13,031)	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,010)	1,010
Share-based compensation	53,641	3,863	1	3,862	—	—	—	—
Dividends and dividend equivalents ($0.23 per share)	—	(10,343)	—	—	—	(10,343)	—	—
Balance, March 31, 2020	44,922,656	$915,705	$679	$325,052	$39,464	$943,509	$6,970	$(399,969)
Net earnings	—	92,166	—	—	—	92,166	—	—
Other comprehensive earnings (loss), net of tax	—	53,571	—	—	53,571	—	—	—
Deferred compensation	—	—	—	—	—	—	630	(630)
Share-based compensation	29,946	810	—	810	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,794)	—	—	—	(10,794)	—	—
Balance, June 30, 2020	44,952,602	$1,051,458	$679	$325,862	$93,035	$1,024,881	$7,600	$(400,599)
Net earnings	—	42,387	—	—	—	42,387	—	—
Other comprehensive earnings (loss), net of tax	—	9,550	—	—	9,550	—	—	—
Deferred compensation	—	—	—	—	—	—	103	(103)
Share-based compensation	102,562	6,768	1	6,767	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,823)	—	—	—	(10,823)	—	—
Balance, September 30, 2020	45,055,164	$1,099,340	$680	$332,629	$102,585	$1,056,445	$7,703	$(400,702)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)
Net earnings	—	81,815	—	—	—	81,815	—	—
Other comprehensive earnings (loss), net of tax	—	15,177	—	—	15,177	—	—	—
Deferred compensation	—	—	—	—	—	—	325	(325)
Share-based compensation	19,905	1,343	1	1,342	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,318)	—	—	—	(11,318)	—	—
Balance, June 30, 2021	45,223,343	$1,241,803	$682	$338,099	$79,144	$1,216,877	$8,251	$(401,250)
Net earnings	—	29,243	—	—	—	29,243	—	—
Other comprehensive earnings (loss), net of tax	—	(12,240)	—	—	(12,240)	—	—	—
Deferred compensation	—	—	—	—	—	—	79	(79)
Share-based compensation	21,162	2,769	—	2,769	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,319)	—	—	—	(11,319)	—	—
Balance, September 30, 2021	45,244,505	$1,250,256	$682	$340,868	$66,904	$1,234,801	$8,330	$(401,329)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$280,441	$163,244
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(587,910)	$(368,586)
Equity securities	(117,218)	(62,643)
Property and equipment	(5,005)	(4,969)
Other	(11,938)	(15,095)
Proceeds from sale of:
Fixed income securities, available-for-sale	42,776	68,229
Equity securities	157,973	66,185
Other	4,496	3,136
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	296,561	199,036
Net cash used in investing activities	$(220,265)	$(114,707)
Cash Flows from Financing Activities
Cash dividends paid	$(33,454)	$(31,931)
Proceeds from stock option exercises	679	7,780
Net cash used in financing activities	$(32,775)	$(24,151)
Net increase in cash	$27,401	$24,386
Cash at the beginning of the period	62,217	46,203
Cash at September 30	$89,618	$70,589

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2020 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2021 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2020 to conform to the classifications used in the current year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of September 30, 2021.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $10.1 million, respectively, at September 30, 2021. At December 31, 2020, the amounts were $15.9 million and $8.6 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first nine months of 2021 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2021 and December 31, 2020 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2021	2020
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Definite-lived intangibles, net of accumulated amortization of $4,035 at 9/30/21 and $3,878 at 12/31/20	-	157
Total intangibles	$7,500	$7,657
Total goodwill and intangibles	$53,562	$53,719

All definite-lived intangible assets are amortized based on their estimated useful lives. Amortization of intangible assets was less than $0.1 million for the third quarter of 2021 and $0.2 million for the nine-month period ended September 30, 2021. Amortization of intangible assets was $0.1 million for the third quarter of 2020 and $0.3 million for the nine-month period ended September 30, 2020.

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2021. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2021			Ended September 30, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$29,243	45,243	$0.65	$42,387	45,014	$0.94
Effect of Dilutive Securities
Stock options and restricted stock units	—	446		—	412
Diluted EPS
Earnings available to common shareholders	$29,243	45,689	$0.64	$42,387	45,426	$0.93
Anti-dilutive options excluded from diluted EPS		191			339

	For the Nine Months			For the Nine Months
	Ended September 30, 2021			Ended September 30, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common shareholders	$184,070	45,216	$4.07	$73,286	44,962	$1.63
Effect of Dilutive Securities
Stock options and restricted stock units	—	498		—	377
Diluted EPS
Earnings available to common shareholders	$184,070	45,714	$4.03	$73,286	45,339	$1.62
Anti-dilutive options excluded from diluted EPS		191			339

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $3.2 million for the third quarter of 2021, compared to $2.5 million of net tax expense for the same period in 2020. For the nine-month period ended September 30, 2021, other comprehensive earnings is net of tax benefit of $11.1 million, compared to $13.3 million of net tax expense for the same period in 2020.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $41.8 million for the first nine months of 2021, compared to $50.1 million of unrealized gains, net of tax, during the same period last year. The unrealized losses were attributable to increased interest rates in 2021, which decreased the fair value of securities held in the fixed income portfolio, while interest rate declines resulted in unrealized gains in 2020.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2021	2020	2021	2020
Beginning balance	$79,144	$93,035	$108,714	$52,473
Cumulative-effect adjustment of ASU 2016-13	—	—	—	22
Adjusted beginning balance	$79,144	$93,035	$108,714	$52,495
Other comprehensive earnings (loss) before reclassifications	(12,114)	10,412	(40,307)	52,264
Amounts reclassified from accumulated other comprehensive earnings	(126)	(862)	(1,503)	(2,174)
Net current-period other comprehensive earnings (loss)	$(12,240)	$9,550	$(41,810)	$50,090
Ending balance	$66,904	$102,585	$66,904	$102,585
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$426	$795

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings	2021	2020	2021	2020	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$182	$738	$1,731	$3,356	Net realized gains
	(22)	353	171	(604)	Credit losses presented within net realized gains
	$160	$1,091	$1,902	$2,752	Earnings before income taxes
	(34)	(229)	(399)	(578)	Income tax expense
	$126	$862	$1,503	$2,174	Net earnings

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

Common Stock: As of September 30, 2021, nearly all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source and are classified as Level 2.

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

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2021 and 2020:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$43,041	$1,476	$(107)	$1,369
Equities	157,973	52,409	(1,787)	50,622
2020
Available-for-sale	$68,621	$4,959	$(1,518)	$3,441
Equities	66,185	22,172	(8,756)	13,416

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$296,563	$471	$(109)	$362
2020
Available-for-sale	$199,036	$525	$(10)	$515

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

	As of September 30, 2021
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$147,193	$—	$147,193
U.S. agency	—	31,625	—	31,625
Non-U.S. government & agency	—	8,521	—	8,521
Agency MBS	—	394,270	—	394,270
ABS/CMBS/MBS*	—	250,558	—	250,558
Corporate	—	906,734	31,536	938,270
Municipal	—	624,232	—	624,232
Total fixed income securities - available-for-sale	$—	$2,363,133	$31,536	$2,394,669
Equity securities	565,163	75	—	565,238
Other invested assets	—	—	—	—
Total	$565,163	$2,363,208	$31,536	$2,959,907

	As of December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$183,357	$—	$183,357
U.S. agency	—	32,872	—	32,872
Non-U.S. government & agency	—	10,965	—	10,965
Agency MBS	—	402,071	—	402,071
ABS/CMBS/MBS*	—	218,373	—	218,373
Corporate	—	798,794	17,798	816,592
Municipal	—	532,396	—	532,396
Total fixed income securities - available-for-sale	$—	$2,178,828	$17,798	$2,196,626
Equity securities	523,923	83	—	524,006
Other invested assets	6,068	—	—	6,068
Total	$529,991	$2,178,911	$17,798	$2,726,700

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2021	$17,798
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(39)
Net realized gains	(115)
Included in other comprehensive earnings (loss)	(88)
Total net realized and unrealized gains (losses)	$(242)
Purchases	13,980
Balance as of September 30, 2021	$31,536
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(115)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(88)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2021 were as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$73,089	$73,903
Due after one year through five years	587,559	614,447
Due after five years through 10 years	551,943	581,761
Due after 10 years	464,725	479,730
ABS/CMBS/MBS*	632,998	644,828
Total available-for-sale	$2,310,314	$2,394,669

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at September 30, 2021 and December 31, 2020 are presented in the tables below. Amortized cost does not include the $15.9 million and $14.9 million of accrued interest receivable as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$139,441	$—	$8,549	$(797)	$147,193
U.S. agency	28,844	—	2,781	—	31,625
Non-U.S. government & agency	8,297	—	407	(183)	8,521
Agency MBS	385,400	—	12,179	(3,309)	394,270
ABS/CMBS/MBS*	247,598	—	3,915	(955)	250,558
Corporate	896,178	(226)	45,230	(2,912)	938,270
Municipal	604,556	—	23,593	(3,917)	624,232
Total Fixed Income	$2,310,314	$(226)	$96,654	$(12,073)	$2,394,669

	December 31, 2020
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$170,110	$—	$13,504	$(257)	$183,357
U.S. agency	28,902	—	3,970	—	32,872
Non-U.S. government & agency	10,298	—	667	—	10,965
Agency MBS	384,015	—	18,789	(733)	402,071
ABS/CMBS/MBS*	213,223	(17)	5,580	(413)	218,373
Corporate	753,404	(380)	64,501	(933)	816,592
Municipal	501,515	—	31,099	(218)	532,396
Total Fixed Income	$2,061,467	$(397)	$138,110	$(2,554)	$2,196,626

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the securities fair value is below amortized cost. As of September 30, 2021, the discounted cash flow analysis resulted in an allowance for credit losses on 11 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$204	$985	$397	$—
Adoption impact of ASU 2016-13	-	-	-	28
Increase to allowance from securities for which credit losses were not previously recorded	-	17	-	751
Reduction from securities sold during the period	-	(6)	-	(116)
Reductions from intent to sell securities	-	(186)	-	(186)
Net increase (decrease) from securities that had an allowance at the beginning of the period	22	(178)	(171)	155
Balance as of September 30,	$226	$632	$226	$632

As of September 30, 2021, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 327 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $12.1 million in associated unrealized losses represents 0.5 percent of the fixed income portfolio’s cost basis and 0.4 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first nine months of 2021, as interest rates increased during the period. Of the total 327 securities, 39 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2021			December 31, 2020
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$2,976	$5,152	$8,128	$5,680	$—	$5,680
Amortized cost	2,986	5,939	8,925	5,937	—	5,937
Unrealized loss	$(10)	$(787)	$(797)	$(257)	$—	$(257)
U.S. agency
Fair value	$1,003	$—	$1,003	$—	$—	$—
Amortized cost	1,003	—	1,003	—	—	—
Unrealized loss	$—	$—	$—	$—	$—	$—
Non-U.S. government
Fair value	$2,817	$—	$2,817	$—	$—	$—
Amortized cost	3,000	—	3,000	—	—	—
Unrealized Loss	$(183)	$—	$(183)	$—	$—	$—
Agency MBS
Fair value	$128,783	$15,940	$144,723	$43,999	$—	$43,999
Amortized cost	131,277	16,755	148,032	44,732	—	44,732
Unrealized loss	$(2,494)	$(815)	$(3,309)	$(733)	$—	$(733)
ABS/CMBS/MBS*
Fair value	$92,083	$3,832	$95,915	$32,771	$16,161	$48,932
Amortized cost	93,020	3,850	96,870	33,094	16,251	49,345
Unrealized loss	$(937)	$(18)	$(955)	$(323)	$(90)	$(413)
Corporate
Fair value	$173,508	$18,574	$192,082	$52,655	$6,235	$58,890
Amortized cost	175,695	19,299	194,994	53,440	6,383	59,823
Unrealized loss	$(2,187)	$(725)	$(2,912)	$(785)	$(148)	$(933)
Municipal
Fair value	$154,883	$11,179	$166,062	$25,676	$—	$25,676
Amortized cost	158,310	11,669	169,979	25,894	—	25,894
Unrealized loss	$(3,427)	$(490)	$(3,917)	$(218)	$—	$(218)
Total fixed income
Fair value	$556,053	$54,677	$610,730	$160,781	$22,396	$183,177
Amortized cost	565,291	57,512	622,803	163,097	22,634	185,731
Unrealized loss	$(9,238)	$(2,835)	$(12,073)	$(2,316)	$(238)	$(2,554)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2021 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$491,071	$480,865	$(10,206)	84.6%
2	BBB	Baa	91,432	90,332	(1,100)	9.1%
3	BB	Ba	15,455	15,211	(244)	2.0%
4	B	B	23,628	23,131	(497)	4.1%
5	CCC	Caa	1,217	1,191	(26)	0.2%
6	CC or lower	Ca or lower	-	-	-	0.0%
		Total	$622,803	$610,730	$(12,073)	100.0%

Net Unrealized Gains and Losses on Equity Securities

Net unrealized losses recognized on equity securities still held as of September 30, 2021 were $0.8 million during the third quarter, while net unrealized gains were $80.1 million during the first nine months of 2021. Comparatively, net unrealized gains recognized on equity securities still held as of September 30, 2020 were $28.7 million during the third quarter, while net unrealized losses were $14.1 million during the first nine months of 2020.

Other Invested Assets

We had $52.5 million of other invested assets at September 30, 2021, compared to $54.2 million at December 31, 2020. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $17.4 million at September 30, 2021, compared to $20.3 million at December 31, 2020 and recognized a total tax benefit of $0.9 million during the third quarters of 2021 and 2020. For the nine-month period ended September 30, 2021, our LIHTC interests recognized a total benefit of $2.7 million, compared to $2.6 million during the same period of 2020. Our unfunded commitment for our LIHTC investments totaled $2.1 million at September 30, 2021 and will be paid out in installments through 2035.

As of September 30, 2021, $9.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ended September 30, 2021, there were no outstanding borrowings with the FHLBC.

Our investments in private funds totaled $31.4 million at September 30, 2021, compared to $32.1 million at December 31, 2020, and we had $9.6 million of associated unfunded commitments at September 30, 2021. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption. At December 31, 2020, we had a publicly traded common stock with short-term restrictions that limited our ability to sell the security without prior approval. During the first quarter of 2021, our investment in this security became unrestricted and the investment was included in our equity portfolio as of September 30, 2021.

Investments in Unconsolidated Investees

We had $158.7 million of investments in unconsolidated investees at September 30, 2021, compared to $128.4 million at December 31, 2020. Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). At September 30, 2021 our investment in Maui Jim was $110.6 million and our investment in Prime was $42.4 million. Other investments in unconsolidated investees totaled $5.7 million at September 30, 2021 and had unfunded commitments of $15.0 million.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $89.6 million at September 30, 2021, compared to $62.2 million at December 31, 2020.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2021 and 2020:

	For the Nine Months
	Ended September 30,
(in thousands)	2021	2020
Unpaid losses and LAE at beginning of year
Gross	$1,750,049	$1,574,352
Ceded	(443,729)	(384,517)
Net	$1,306,320	$1,189,835

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$—	$(1,345)

Increase (decrease) in incurred losses and LAE
Current accident year	$452,542	$409,867
Prior accident years	(96,968)	(70,048)
Total incurred	$355,574	$339,819

Loss and LAE payments for claims incurred
Current accident year	$(58,411)	$(49,337)
Prior accident years	(172,120)	(192,056)
Total paid	$(230,531)	$(241,393)

Net unpaid losses and LAE at September 30	$1,431,363	$1,286,916

Unpaid losses and LAE at September 30
Gross	$2,033,517	$1,686,876
Ceded	(602,154)	(399,960)
Net	$1,431,363	$1,286,916

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

For the first nine months of 2021, incurred losses and LAE included $97.0 million of favorable development on prior years’ loss reserves. General liability, transportation, professional services, small commercial, commercial excess, personal umbrella and marine were drivers of the favorable development. No products experienced significant adverse development.

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of September 30, 2021. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of the spread of COVID-19 and the related economic impact. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2021 was 17.5 percent and 19.0 percent, respectively, compared to 17.7 percent and 15.8 percent, respectively, for the same period in 2020. Effective rates are dependent upon components of pretax earnings and the related tax effects. For the nine-month period ended September 30, the effective tax rate was higher for 2021 as lower pretax income was experienced in 2020, which increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2021 and 2020 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$7,442	21.0%	$10,817	21.0%	$47,731	21.0%	$18,275	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(225)	(0.6)%	(848)	(1.6)%	(2,419)	(1.1)%	(2,141)	(2.4)%
Tax exempt interest income	(298)	(0.8)%	(324)	(0.6)%	(927)	(0.4)%	(960)	(1.1)%
Dividends received deduction	(223)	(0.6)%	(221)	(0.4)%	(707)	(0.3)%	(705)	(0.8)%
Investment tax credit	(801)	(2.3)%	(316)	(0.6)%	(2,404)	(1.0)%	(1,766)	(2.0)%
ESOP dividends paid deduction	(132)	(0.4)%	(134)	(0.3)%	(399)	(0.2)%	(403)	(0.5)%
Nondeductible expenses	642	1.8%	275	0.5%	1,879	0.8%	639	0.7%
Other items, net	(211)	(0.6)%	(127)	(0.3)%	468	0.2%	799	0.9%
Total tax expense	$6,194	17.5%	$9,122	17.7%	$43,222	19.0%	$13,738	15.8%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,876,920 awards under the 2015 LTIP, including 253,551 thus far in 2021.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $1.6 million and $4.8 million in the three and nine-month periods ended September 30, 2021, respectively, compared to $1.6 million and $3.6 million, respectively, for the same periods in 2020. The total income tax benefit was $0.2 million and $0.7 million for the three and nine-month periods ended September 30, 2021, respectively, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2020. Total unrecognized compensation expense relating to outstanding and unvested awards was $7.2 million, which will be recognized over the weighted average vesting period of 2.41 years.

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

The following tables summarize option activity for the nine-month period ended September 30, 2021:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2021	1,632,334	$70.67
Options granted	236,771	109.64
Options exercised	(148,247)	55.82
Options canceled/forfeited	(8,215)	84.29
Outstanding options at September 30, 2021	1,712,643	$77.27	5.03	$41,702
Exercisable options at September 30, 2021	804,575	$65.36	3.74	$28,093

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $8.4 million and $7.6 million during the first nine months of 2021 and 2020, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2021		2020
Weighted-average fair value of grants	$17.01		$13.33
Risk-free interest rates	0.70%		0.41%
Dividend yield	2.06%		2.30%
Expected volatility	22.73%		22.67%
Expected option life	4.97	years	4.96	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2021	47,658	$81.53
Granted	16,780	113.02
Reinvested	322	105.00
Vested	(19,725)	72.53
Forfeited	(789)	95.53
Nonvested at September 30, 2021	44,246	$97.41

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Nine Months
Revenues	Ended September 30,		Ended September 30,
(in thousands)	2021	2020	2021	2020
Casualty	$162,852	$143,002	$467,817	$421,637
Property	60,886	45,380	168,393	135,115
Surety	29,651	28,248	86,774	84,194
Net premiums earned	$253,389	$216,630	$722,984	$640,946
Net investment income	17,844	16,543	50,929	51,238
Net realized gains	1,829	1,512	52,442	14,555
Net unrealized gains (losses) on equity securities	(2,592)	28,126	29,526	(27,564)
Total consolidated revenue	$270,470	$262,811	$855,881	$679,175

Net Earnings
(in thousands)	2021	2020	2021	2020
Casualty	$22,949	$13,993	$74,254	$22,403
Property	(16,558)	(19,951)	(8,684)	(3,876)
Surety	7,333	7,110	14,662	24,027
Net underwriting income	$13,724	$1,152	$80,232	$42,554
Net investment income	17,844	16,543	50,929	51,238
Net realized gains	1,829	1,512	52,442	14,555
Net unrealized gains (losses) on equity securities	(2,592)	28,126	29,526	(27,564)
General corporate expense and interest on debt	(4,411)	(4,569)	(15,244)	(12,118)
Equity in earnings of unconsolidated investees	9,043	8,745	29,407	18,359
Earnings before income taxes	$35,437	$51,509	$227,292	$87,024
Income tax expense	6,194	9,122	43,222	13,738
Net earnings	$29,243	$42,387	$184,070	$73,286

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2021	2020	2021	2020
Casualty
Commercial excess and personal umbrella	$56,285	$46,404	$161,287	$128,813
General liability	23,156	22,747	67,616	69,396
Professional services	22,401	21,422	66,095	63,501
Commercial transportation	22,571	15,130	60,926	47,454
Small commercial	16,301	16,009	48,302	47,433
Executive products	5,461	6,387	15,785	20,693
Other casualty	16,677	14,903	47,806	44,347
Total	$162,852	$143,002	$467,817	$421,637
Property
Commercial property	$28,683	$20,168	$76,488	$58,371
Marine	25,416	19,687	72,737	59,976
Specialty personal	5,462	4,794	15,761	14,730
Other property	1,325	731	3,407	2,038
Total	$60,886	$45,380	$168,393	$135,115
Surety
Commercial	$11,541	$10,543	$33,594	$32,287
Miscellaneous	11,124	10,547	32,604	31,562
Contract	6,986	7,158	20,576	20,345
Total	$29,651	$28,248	$86,774	$84,194
Grand Total	$253,389	$216,630	$722,984	$640,946

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2021 and 2020 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,326	$1,364	$4,005	$4,140
Variable lease cost	348	338	1,090	1,014
Sublease income	(123)	(96)	(369)	(139)
Total lease cost	$1,551	$1,606	$4,726	$5,015

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,490	$1,480	$4,455	$4,470

ROU assets obtained in exchange for new operating lease liabilities	$4,434	$—	$4,699	$15

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$18	$1,250	$18

Other non-cash reductions to ROU assets	$48	$—	$48	$1,192

(in thousands)	September 30, 2021		December 31, 2020
Operating lease ROU assets	$15,882		$16,200
Operating lease liabilities	$18,148		$19,072
Weighted-average remaining lease term - operating leases	4.58	years	3.87	years
Weighted-average discount rate - operating leases	2.05%		2.32%

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

(in thousands)	September 30, 2021
2021	$1,283
2022	5,475
2023	4,901
2024	2,871
2025	1,462
2026	884
Thereafter	2,176
Total future minimum lease payments	$19,052
Less imputed interest	(904)
Total operating lease liability	$18,148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2021	2020	2021	2020
Net earnings	$29,243	$42,387	$184,070	$73,286
Income tax expense	6,194	9,122	43,222	13,738
Earnings before income taxes	$35,437	$51,509	$227,292	$87,024
Equity in earnings of unconsolidated investees	(9,043)	(8,745)	(29,407)	(18,359)
General corporate expenses	2,505	2,668	9,533	6,417
Interest expense on debt	1,906	1,901	5,711	5,701
Net unrealized (gains) losses on equity securities	2,592	(28,126)	(29,526)	27,564
Net realized gains	(1,829)	(1,512)	(52,442)	(14,555)
Net investment income	(17,844)	(16,543)	(50,929)	(51,238)
Net underwriting income	$13,724	$1,152	$80,232	$42,554

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers throughout the COVID-19 pandemic. While we have welcomed many of our team members back to our offices, a number of our associates are still working from home.

It is difficult to predict how and to what extent COVID-19, and its effects on the economy, will impact our revenues in the coming quarters. To date, the product line that has experienced the greatest impact has been public transportation. Many of our passenger transportation customers had been unable to effectively operate under social-distancing protocols and stay-at-home orders. Although transportation premium is up from pre-pandemic levels in the first nine months of 2021 in total, public transportation may be challenged until the use of public transportation increases. Additionally, a number of our products support the construction industry, and revenues may be impacted if disruption in this sector does not continue to ease.

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of September 30, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

Investment yields decreased throughout 2020, which resulted in lower reinvestment rates and, in turn, lower investment income in the first nine months of 2021. Additionally, the fair value of the fixed income portfolio will decline as interest rates rise, as we observed with our $41.8 million of after-tax other comprehensive loss during the first nine months of 2021.

We produced solid operating results in the first nine months of 2021 and our financial position remains strong. We generated $280.4 million of net operating cash inflows and believe we have sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Additionally, our membership in the Federal Home Loan Bank system provides a secured lending facility with an aggregate borrowing capacity of approximately $30.0 million.

Ultimately, the extent to which COVID-19 will affect our business will be influenced by its impact on the economy. We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and uncertainty we continue to experience.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Consolidated revenue for the first nine months of 2021 increased $176.7 million from the first nine months of 2020. Net premiums earned for the Group increased 13 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio varied significantly between the periods. Positive market performance resulted in $29.5 million of unrealized gains in our equity portfolio in 2021, while overall market declines resulted in $27.6 million of unrealized losses on equity securities in the first nine months of 2020. Investment income was down 1 percent compared to the prior year, as reinvestment rates were still recovering from the depressed rate environment seen over the previous 18 months. Realized gains during the first nine months of 2021 were comprised of $50.6 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1.7 million of realized gains on the fixed income portfolio and $0.1 million of other realized gains. This compares to $13.4 million of realized gains on the equity portfolio, $3.4 million of realized gains on the fixed income portfolio and $2.2 million of other realized losses for the same period in 2020.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2021	2020
Net premiums earned	$722,984	$640,946
Net investment income	50,929	51,238
Net realized gains	52,442	14,555
Net unrealized gains (losses) on equity securities	29,526	(27,564)
Total consolidated revenue	$855,881	$679,175

Net earnings for the first nine months of 2021 totaled $184.1 million, compared to $73.3 million for the same period in 2020. The increase in earnings were driven by higher levels of underwriting income and improved results from our equity portfolio. Net after-tax realized and unrealized gains on equity securities were $63.3 million for the first nine months of 2021, compared to $11.2 million of after-tax realized and unrealized losses in 2020. Underwriting results for 2021 were impacted by $25.0 million of pretax storm losses and $34.0 million of hurricane losses. Comparatively, underwriting results for 2020 included $37.0 million of pretax losses and $2.0 million of reinstatement premium from Hurricanes Hanna, Isaias, Laura and Sally and $6.5 million of pretax losses from storms and civil unrest. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $97.0 million in the first nine months of 2021, compared to $70.0 million in 2020. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $6.0 million in 2021, compared to $3.7 million in 2020. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominantly influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $80.2 million on an 88.9 combined ratio for the first nine months of 2021, compared to $42.6 million on a 93.4 combined ratio in the same period of 2020. The loss ratio decreased to 49.2 from 53.0, due to improvements in the current accident year loss ratio, a higher level of favorable development in 2021 and the $14.9 million of reserves added in 2020 related to COVID-19 loss and defense costs. The Group’s expense ratio decreased to 39.7 from 40.4, as growth in the earned premium base more than offset larger levels of expense from improved bonus and profit-sharing metrics.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first nine months of 2021, $19.7 million of investee earnings were recorded for Maui Jim and $11.7 million of investee earnings were recorded for Prime. Comparatively, the first nine months of 2020 reflected investee earnings of $11.4 million and $7.7 million from Maui Jim and Prime, respectively. Earnings from Maui Jim increased as sales improved with the recovery of the traditional retail sector.

Comprehensive earnings totaled $142.3 million for the first nine months of 2021, compared to $123.4 million for the first nine months of 2020. Other comprehensive earnings primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $41.8 million in the first nine months of 2021 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $50.1 million of other comprehensive gain was recognized in 2020 as interest rates declined.

Premiums

Gross premiums written for the Group increased $174.3 million for the first nine months of 2021 when compared to the same period of 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Net premiums earned increased $82.0 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Casualty
Commercial excess and personal umbrella	$212,709	$178,499	19%	$161,287	$128,813	25%
General liability	73,877	71,708	3%	67,616	69,396	(3)%
Professional services	74,044	69,158	7%	66,095	63,501	4%
Commercial transportation	84,888	43,829	94%	60,926	47,454	28%
Small commercial	52,784	50,472	5%	48,302	47,433	2%
Executive products	97,018	82,314	18%	15,785	20,693	(24)%
Other casualty	62,701	57,311	9%	47,806	44,347	8%
Total	$658,021	$553,291	19%	$467,817	$421,637	11%
Property
Commercial property	$147,805	$104,290	42%	$76,488	$58,371	31%
Marine	84,750	71,861	18%	72,737	59,976	21%
Specialty personal	18,127	15,449	17%	15,761	14,730	7%
Other property	5,914	2,942	101%	3,407	2,038	67%
Total	$256,596	$194,542	32%	$168,393	$135,115	25%
Surety
Commercial	$36,988	$32,956	12%	$33,594	$32,287	4%
Miscellaneous	35,866	33,326	8%	32,604	31,562	3%
Contract	22,654	21,733	4%	20,576	20,345	1%
Total	$95,508	$88,015	9%	$86,774	$84,194	3%
Grand Total	$1,010,125	$835,848	21%	$722,984	$640,946	13%

Casualty

Gross premiums written for the casualty segment were up $104.7 million in the first nine months of 2021. Gross premiums from commercial excess and personal umbrella increased $34.2 million, due to rate increases and an expanded distribution. Rate increases also led to an 18 percent increase in premiums for our executive products group.

Commercial transportation was meaningfully affected by the stay-at-home orders associated with COVID-19, which resulted in a significant decrease in premium in 2020. In the first nine months of 2021, transportation premiums were up $41.1 million, when compared to 2020, and were also up from pre-pandemic levels.

Property

Gross premiums written for the property segment were up $62.1 million in the first nine months of 2021. Our commercial property business was up $43.5 million, as rates on wind-prone and earthquake exposures continued to increase. Rate increases and improved retention, led to $12.9 million of growth for our marine product. Other property premium increased as a result of property-exposed General Binding Authority (GBA) business that continues to gain scale.

Surety

Gross premiums written for the surety segment were up $7.5 million for the first nine months of 2021. Commercial surety has benefited from growth within existing accounts and new business, while market disruption led to increased premium for miscellaneous surety.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2021	2020
Underwriting Income (Loss) (in thousands)
Casualty	$74,254	$22,403
Property	(8,684)	(3,876)
Surety	14,662	24,027
Total	$80,232	$42,554

Combined Ratio
Casualty	84.1	94.7
Property	105.2	102.9
Surety	83.1	71.5
Total	88.9	93.4

Casualty

The casualty segment recorded underwriting earnings of $74.3 million in the first nine months of 2021, compared to $22.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $83.6 million, primarily on accident years 2018 through 2020. Favorable development was widespread, with notable amounts from general liability, transportation, professional services, small commercial, commercial excess and personal umbrella. In comparison, $49.5 million of reserves were released in the first nine months of 2020. Transportation, general liability and executive products were drivers of the favorable development. Offsetting the favorable development, hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $4.0 million of losses in 2021 and $3.6 million of losses in 2020.

The combined ratio for the casualty segment was 84.1 in 2021, compared to 94.7 in 2020. The segment’s loss ratio was 48.9 in 2021, down from 59.3 in 2020 as a result of the increased level of favorable development and the addition of $10.3 million of reserves in 2020 related to COVID-19 loss and defense costs. The expense ratio for the casualty segment was 35.2, down from 35.4 for the same period last year.

Property

The property segment recorded an underwriting loss of $8.7 million for the first nine months of 2021, compared to an underwriting loss of $3.9 million for the same period last year. Underwriting results for 2021 included $10.8 million of favorable development on prior years’ loss and catastrophe reserves across all products, $32.6 million of hurricane losses and $22.3 million of other storm losses. Comparatively, the 2020 underwriting results included $9.5 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $5.3 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs. Additionally, Hurricanes Hanna, Isaias, Laura and Sally resulted in $33.4 million of losses and $2.0 million of ceded reinstatement premium in 2020.

Underwriting results for the first nine months of 2021 translated into a combined ratio of 105.2, compared to 102.9 for the same period last year. The segment’s loss ratio was 66.3 in 2021, up from 62.5 in 2020, due to higher levels of storm losses. The segment’s expense ratio decreased to 38.9 in 2021 from 40.4 in the prior year, as growth in the earned premium base more than offset larger levels of bonus and profit-sharing expenses, which were influenced by overall corporate performance.

Surety

The surety segment recorded underwriting income of $14.7 million for the first nine months of 2021, compared to $24.0 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2021 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $2.6 million. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $11.1 million, and offset $2.6 million in reserves established for COVID-19 related losses.

The combined ratio for the surety segment totaled 83.1 for the first nine months of 2021, compared to 71.5 for the same period in 2020. The segment’s loss ratio was 17.4 in 2021, up from 6.5 in 2020 due to lower reserve releases and modestly higher current accident year losses. The expense ratio was 65.7, up from 65.0 in the prior year, as an increased level of bonus and profit-sharing expenses were incurred, which were influenced by overall corporate performance.

Investment Income

Our investment portfolio generated net investment income of $50.9 million during the first nine months of 2021, a decrease of 0.6 percent from that reported for the same period in 2020. The decrease in investment income was largely due to the decline in reinvestment rates during 2020.

Yields on our fixed income investments for the first nine months of 2021 and 2020 were as follows:

	2021	2020
Pretax Yield
Taxable	2.78%	3.15%
Tax-Exempt	2.63%	2.70%
After-Tax Yield
Taxable	2.20%	2.49%
Tax-Exempt	2.49%	2.56%

The following table depicts the composition of our investment portfolio at September 30, 2021 as compared to December 31, 2020:

(in thousands)	September 30, 2021		December 31, 2020
Fixed income	$2,394,669	77.2%	$2,196,626	77.4%
Equity securities	565,238	18.2%	524,006	18.5%
Other invested assets	52,480	1.7%	54,232	1.9%
Cash	89,618	2.9%	62,217	2.2%
Total investments and cash	$3,102,005	100.0%	$2,837,081	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $198.0 million in the first nine months of 2021. The increase was due to the majority of operating cash flows being allocated to the fixed income portfolio. Average fixed income duration was 5.1 years at September 30, 2021, reflecting our current liability structure and sound capital position. The equity portfolio increased by $41.2 million during the first nine months of 2021, reflecting strong market returns.

Income Taxes

Our effective tax rate for the first nine months of 2021 was 19.0 percent, compared to 15.8 percent for the same period in 2020. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the first nine months of 2021, as lower pretax income was experienced in 2020, which increased the percentage impact of tax-favored adjustments.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Consolidated revenue for the third quarter of 2021 increased $7.7 million from the third quarter of 2020. Net premiums earned for the Group increased 17 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio varied significantly between the periods. Flat market performance resulted in $2.6 million of unrealized losses in our equity portfolio in 2021, compared to $28.1 million of unrealized gains on equity securities in the third quarter of 2020, as the market continued to recover from pandemic lows. Investment income was up 8 percent compared to the prior year, due to a larger invested asset base. Realized gains during the third quarter of 2021 were comprised of $1.7 million of realized gains on equity securities, due primarily to rebalancing within our equity strategies, $0.2 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses. This compares to $0.6 million of realized gains on the equity portfolio, $0.7 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains for the same period in 2020.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2021	2020
Net premiums earned	$253,389	$216,630
Net investment income	17,844	16,543
Net realized gains	1,829	1,512
Net unrealized gains (losses) on equity securities	(2,592)	28,126
Total consolidated revenue	$270,470	$262,811

Net earnings for the third quarter of 2021 totaled $29.2 million, compared to $42.4 million of net earnings for the same period in 2020. The decrease in earnings was primarily attributed to $2.0 million of net after-tax unrealized losses on equity securities in 2021, compared to $22.2 million of net after-tax unrealized gains in 2020. Underwriting results for 2021 were impacted by $34.0 million of pretax losses from hurricanes and $1.0 million of pretax losses from other storms. Comparatively, underwriting results for 2020 included $37.0 million of pretax losses from hurricanes Hanna, Isaias, Laura and Sally. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $29.5 million in the third quarter of 2021, compared to $29.2 million in 2020. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses resulted in a $0.8 million expense reduction in 2021, compared to a $1.5 million reduction in 2020. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $13.7 million on a 94.6 combined ratio for the third quarter of 2021, compared to $1.2 million on a 99.5 combined ratio in the same period of 2020. The loss ratio decreased to 56.7 from 58.9, due to improvements in the current accident year loss ratio and the $4.1 million of reserves added in 2020 related to COVID-19 loss and defense costs. The Group’s expense ratio decreased to 37.9 from 40.6, with 2021 benefiting from a larger earned premium base.

In the third quarter of 2021, $5.4 million of investee earnings were recorded for Maui Jim and $4.4 million of investee earnings were recorded for Prime. Comparatively, the third of 2020 reflected investee earnings of $6.2 million and $3.3 million from Maui Jim and Prime, respectively.

Comprehensive earnings totaled $17.0 million for the third quarter of 2021, compared to $51.9 million for the third quarter of 2020. Other comprehensive earnings primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $12.2 million in the third quarter of 2021 was attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $9.6 million of other comprehensive gain was recognized in 2020.

Premiums

Gross premiums written for the Group increased $53.4 million for the third quarter of 2021 when compared to the same period of 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Net premiums earned increased $36.8 million, also driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Casualty
Commercial excess and personal umbrella	$73,477	$62,966	17%	$56,285	$46,404	21%
General liability	21,573	20,351	6%	23,156	22,747	2%
Professional services	25,516	23,191	10%	22,401	21,422	5%
Commercial transportation	34,586	28,732	20%	22,571	15,130	49%
Small commercial	17,573	17,215	2%	16,301	16,009	2%
Executive products	40,113	34,355	17%	5,461	6,387	(14)%
Other casualty	19,958	17,198	16%	16,677	14,903	12%
Total	$232,796	$204,008	14%	$162,852	$143,002	14%
Property
Commercial property	$53,023	$37,200	43%	$28,683	$20,168	42%
Marine	28,618	24,936	15%	25,416	19,687	29%
Specialty personal	6,447	5,272	22%	5,462	4,794	14%
Other property	2,060	1,127	83%	1,325	731	81%
Total	$90,148	$68,535	32%	$60,886	$45,380	34%
Surety
Commercial	$13,605	$12,054	13%	$11,541	$10,543	9%
Miscellaneous	11,899	11,066	8%	11,124	10,547	5%
Contract	7,798	7,200	8%	6,986	7,158	(2)%
Total	$33,302	$30,320	10%	$29,651	$28,248	5%
Grand Total	$356,246	$302,863	18%	$253,389	$216,630	17%

Casualty

Gross premiums written for the casualty segment were up $28.8 million in the third quarter of 2021. Gross premiums from commercial excess and personal umbrella increased $10.5 million, due to rate increases and an expanded distribution base. Rate increases led to a 17 percent increase in premiums for our executive products group. Other casualty premium increased as a result of our GBA business that continues to gain scale and growth in the amount of business written by Prime, with whom we maintain a quota share reinsurance treaty.

Commercial transportation was meaningfully affected by the stay-at-home orders associated with COVID-19, which resulted in a significant decrease in premium in 2020. Transportation premiums were up $5.9 million in 2021, when compared to 2020, and were up from pre-pandemic levels.

Property

Gross premiums written for the property segment were up $21.6 million in the third quarter of 2021. Our commercial property business was up $15.8 million, as rates on wind-prone and earthquake exposures continued to increase and the marketplace provided an opportunity to increase market share. Rate increases and improved retention led to $3.7 million of growth for our marine product. Specialty personal, which is primarily composed of homeowners’ insurance in Hawaii, grew as a result of continued investment in relationships and distribution. Other property premium increased as a result of property-exposed GBA business that continues to gain scale.

Surety

Gross premiums written for the surety segment were up $3.0 million in the third quarter of 2021. The expansion of existing accounts and new business resulted in increased premium for commercial surety. The increase in miscellaneous surety premium is attributable to growth in existing programs and new opportunities from market disruption. Contract surety benefited from new construction opportunities.

Underwriting Income

	For the Three Months
	Ended September 30,
	2021	2020
Underwriting Income (Loss) (in thousands)
Casualty	$22,949	$13,993
Property	(16,558)	(19,951)
Surety	7,333	7,110
Total	$13,724	$1,152

Combined Ratio
Casualty	85.9	90.2
Property	127.2	144.0
Surety	75.3	74.8
Total	94.6	99.5

Casualty

The casualty segment recorded underwriting earnings of $22.9 million in the third quarter of 2021, compared to $14.0 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $26.0 million, primarily on accident years 2018 through 2020. Favorable development was widespread, with notable amounts from transportation, general liability and commercial excess. In comparison, $22.0 million of reserves were released in the third quarter of 2020. Transportation, general liability, commercial excess, executive products and professional services were drivers of the favorable development. Offsetting the favorable development, hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $1.6 million of losses in 2021 and $3.6 million of losses in 2020.

The combined ratio for the casualty segment was 85.9 in 2021, compared to 90.2 in 2020. The segment’s loss ratio was 51.7 in 2021, down from 54.6 in 2020 as a result of the increased level of favorable development, and the addition of $2.6 million of reserves in 2020 related to COVID-19 loss and defense costs. The expense ratio for the casualty segment was 34.2, down from 35.6 for the same period last year.

Property

The property segment recorded an underwriting loss of $16.6 million for the third quarter of 2021, compared to an underwriting loss of $20.0 million for the same period last year. Underwriting results for 2021 included $0.9 million of favorable development on prior years’ loss and catastrophe reserves across all products, $32.6 million of hurricane losses and $0.7 million of storm losses. Comparatively, the 2020 underwriting results included $4.0 million of favorable development on prior years’ loss and catastrophe reserves and $33.4 million of losses and $2.0 million of ceded reinstatement premium from Hurricanes Hanna, Isaias, Laura and Sally.

Underwriting results for the third quarter of 2021 translated into a combined ratio of 127.2, compared to 144.0 for the same period last year. The segment’s loss ratio was 91.5 in 2021, down from 103.3 in 2020 due to higher reserve releases. The segment’s expense ratio decreased to 35.7 in 2021 from 40.7 in the prior year, with 2021 benefiting from a larger earned premium base.

Surety

The surety segment recorded underwriting income of $7.3 million for the third quarter of 2021, compared to $7.1 million for the same period last year. Both periods reflected positive current accident year underwriting performance. Results for 2021 included $2.5 million of favorable development on prior accident years’ reserves. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $3.2 million, and the addition of $1.5 million of reserves for COVID-19 related losses.

The combined ratio for the surety segment totaled 75.3 for the third quarter of 2021, compared to 74.8 for the same period in 2020. The segment’s loss ratio was 12.9 in 2021, up from 9.4 in 2020, due to modestly higher current accident year losses. The expense ratio was 62.4, down from 65.4 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $17.8 million during the third quarter of 2021, an increase of 7.9 percent from that reported for the same period in 2020. The increase in investment income was largely due to a larger invested asset base.

Yields on our fixed income investments for the third quarter of 2021 and 2020 were as follows:

	2021	2020
Pretax Yield
Taxable	2.70%	3.01%
Tax-Exempt	2.64%	2.58%
After-Tax Yield
Taxable	2.13%	2.38%
Tax-Exempt	2.50%	2.44%

Income Taxes

Our effective tax rate for the third quarter of 2021 was 17.5 percent, compared to 17.7 percent for the same period in 2020. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. Lower levels of pretax income and tax-favored adjustments in the third quarter of 2021 led to a similar effective tax rate as in the third quarter of 2020.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2021 and 2020:

(in thousands)	2021	2020
Operating cash flows	$280,441	$163,244
Investing cash flows	(220,265)	(114,707)
Financing cash flows	(32,775)	(24,151)
Total	$27,401	$24,386

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2021 benefited from increased premium receipts relative to the first nine months of 2020.

We have $149.6 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at September 30, 2021 was $162.4 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities.

As of September 30, 2021, we had cash and other investments maturing within one year of approximately $163.5 million and an additional $628.5 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the nine-month period ended September 30, 2021, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2021, there were no outstanding borrowing amounts with the FHLBC.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2021 have increased $264.9 million from December 31, 2020. As of September 30, 2021, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$139,441	$147,193	$7,752	4.7%	AAA
U.S. agency	28,844	31,625	2,781	1.0%	AAA
Non-U.S. government & agency	8,297	8,521	224	0.3%	BBB+
Agency MBS	385,400	394,270	8,870	12.7%	AAA
ABS/CMBS/MBS**	247,598	250,558	2,960	8.1%	AA+
Corporate	896,178	938,270	42,092	30.3%	BBB+
Municipal	604,556	624,232	19,676	20.1%	AA
Total fixed income	$2,310,314	$2,394,669	$84,355	77.2%	AA-
Equity	311,392	565,238	253,846	18.2%
Other invested assets	46,717	52,480	5,763	1.7%
Cash	89,618	89,618	—	2.9%
Total portfolio	$2,758,041	$3,102,005	$343,964	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2021, our fixed income portfolio had the following rating distribution:

AAA	38.1%
AA	21.6%
A	20.3%
BBB	13.8%
BB	3.3%
B	2.6%
CCC	0.1%
NR	0.2%
Total	100.0%

As of September 30, 2021, the duration of the fixed income portfolio was 5.1 years. Our fixed income portfolio remained well diversified, with 1,549 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2021, we had $134.4 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2021, we had $116.1 million in commercial mortgage-backed securities and $394.3 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 8.1 percent of our investment portfolio at quarter end.

We had $938.3 million in corporate fixed income securities as of September 30, 2021, which includes $109.8 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 52 percent taxable securities and 48 percent tax-exempt securities. Approximately 89 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

The securities within the actively managed portion of the equity portfolio remain primarily invested in large-cap issues, with a focus on dividend income, and are a source of liquidity. This strategy remains one of value investing, with security selection taking precedence over market timing.

As of September 30, 2021, our equity portfolio had a dividend yield of 2.1 percent, compared to 1.4 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 81 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds. As of September 30, 2021, $9.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine-month period ended September 30, 2021, there were no outstanding borrowings with the FHLBC.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2021, our capital structure consisted of $149.6 million in 10-year maturity senior notes maturing in 2023 (debt) and $1.3 billion of shareholders’ equity. Debt outstanding comprised 10.7 percent of total capital as of September 30, 2021. Interest and fees on debt obligations totaled $5.7 million during each of the first nine months of 2021 and 2020. We have incurred interest expense on debt at an average annual interest rate of 4.91 percent for the nine-month periods ended September 30, 2021 and 2020.

We paid a regular quarterly cash dividend of $0.25 per share on September 20, 2021, the same amount as the prior quarter. We have increased dividends in each of the last 46 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2021, our holding company had $1.3 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $89.0 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2021, RLI Ins. paid $70.0 million in ordinary dividends to RLI Corp. In 2020, our principal insurance subsidiary paid ordinary dividends totaling $110.0 million. As of September 30, 2021, $0.3 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document	Reference

10.1	RLI Corp. Executive Deferred Compensation Plan, as amended*	Attached as Exhibit 10.1.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.

101	iXBRL-Related Documents	Attached as Exhibit 101.

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: October 22, 2021